Form 10-Q
period 1996-06-30
TETRA TECHNOLOGIES INC
filed 1996-08-14
CIK 844965

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1996

                         Commission file number 0-18335



                            TETRA Technologies, Inc.
             (Exact name of registrant as specified in its charter)



               DELAWARE                                 74-2148293
       (State of incorporation)                      (I.R.S. Employer
                                                    Identification No.)



                  25025 I-45 NORTH, THE WOODLANDS, TEXAS 77380
             (Address of principal executive offices and zip code)



     Registrant's telephone number, including area code:  (713) 367-1983


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes    X  .     No       .
                               ------         ------

         As of July 30, 1996 there were 12,874,054 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

ITEM 1.     Financial Statements


                   TETRA Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                          Three Months Ended                    Six Months Ended
                                                               June 30,                               June 30,
                                                    ------------------------------         -----------------------------
                                                        1996              1995               1996              1995
                                                    ------------------------------         -----------------------------
($ Thousands)

Revenues:
    Product sales                                     $29,287            $18,880            $55,765            $39,370
    Services                                            7,111              6,828             14,293             11,311
    Rentals                                               312                367                846                661
                                                    ------------------------------         -----------------------------
        Total Revenues                                 36,710             26,075             70,904             51,342

Cost of Revenues:
    Cost of product sales                              19,993             14,724             38,247             28,971
    Cost of services                                    4,779              2,651             10,049              5,208
    Cost of rentals                                       233                 55                423                120
                                                    ------------------------------         -----------------------------
        Total Cost of Revenues                         25,005             17,430             48,719             34,299
                                                    ------------------------------         -----------------------------
        Gross Profit                                   11,705              8,645             22,185             17,043

General and Administrative Expense                      7,053              5,624             13,215             11,050
                                                    ------------------------------         -----------------------------
          Operating  Income                             4,652              3,021              8,970              5,993

Interest Expense                                          290                (10)               314                 55
Interest Income                                            33                195                 78                398
Equity in Earnings (losses) from Joint Ventures           182                (53)               237                (77)
Other (income) expense, net                               (62)               (60)              (181)              (124)
                                                    ------------------------------         -----------------------------
          Income Before Income Taxes                    4,639              3,233              9,152              6,383

Provision for Income Taxes                              1,734              1,268              3,436              2,477
                                                    ------------------------------         -----------------------------
        Net Income                                     $2,905             $1,965             $5,716             $3,906
                                                    ==============================         =============================
Net Income per Common and
     Common Equivalent Share                            $0.22              $0.15              $0.43              $0.30
                                                    ==============================         =============================
Weighted Average Common and Common
  Equivalent Shares Outstanding                        13,492             13,030             13,410             12,983
                                                    ==============================         =============================


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                                                      June 30          December 31,
($ Thousands)                                                                           1996               1995
                                                                                     ---------          ---------
                                                                                    (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                       $   1,139          $   7,510
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,277 in 1996 and $1,568 in 1995                                    34,330             33,042
     Costs and estimated earnings in excess of billings
       on incomplete contracts                                                           1,459              1,443
     Inventories                                                                        23,204             16,309
     Current portion of notes receivable                                                   102                 89
     Deferred tax assets                                                                 1,248              1,451
     Prepaid expenses and other current assets                                           2,488              1,515
                                                                                     ---------          ---------
          Total Current Assets                                                          63,970             61,359

Property, Plant and Equipment:
     Land and building                                                                   8,086              7,890
     Machinery and Equipment                                                            36,502             33,465
     Automobiles and trucks                                                              4,352              4,099
     Chemical plants                                                                    44,665             31,370
     Construction in progress                                                            3,352              3,255
                                                                                     ---------          ---------
                                                                                        96,957             80,079
     Less accumulated depreciation and amortization                                    (31,988)           (25,471)
                                                                                     ---------          ---------
          Net Property, Plant, and Equipment                                            64,969             54,608

Other Assets:
     Patents and licenses, net of accumulated amortization
       of $710 in 1996 and $673 in 1995                                                    483                519
     Investment in Joint Ventures                                                        4,619              4,189
     Cost in excess of net assets acquired, net of accumulated
       amortization of $658 in 1996 and $552 in 1995                                     6,082              3,944
     Notes receivable, less current portion                                                277                308
     Other, net of accumulated amortization of $876 in 1996
       and $669 in 1995                                                                  6,167              4,994
                                                                                     ---------          ---------
          Total Other Assets                                                            17,628             13,954
                                                                                     ---------          ---------
                                                                                     $ 146,567          $ 129,921
                                                                                     =========          =========


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                                                      June 30,         December 31,
($ Thousands)                                                                           1996               1995
                                                                                      --------           --------
                                                                                    (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings                                                            $  2,199           $  2,262
     Trade accounts payable                                                             18,231             18,554
     Accrued expenses                                                                    7,732              8,811
     Billings in excess of costs and estimated
       earnings on incomplete contracts                                                    224                 44
     Current portions of all long-term debt and capital
       lease obligations                                                                 1,680              1,600
                                                                                      --------           --------
          Total Current Liabilities                                                     30,066             31,271


Long-term Debt, less current portion                                                     7,040              3,377
Capital Lease Obligations, less current portion                                            743                502
Deferred Income Taxes                                                                    4,893              4,977
Other liabilities                                                                        8,371                508

Commitments and contingencies

Stockholders' Equity:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 12,869,821 shares
       issued and outstanding in 1996 and 12,809,580 shares
       issued and outstanding in 1995                                                      128                128
     Additional paid-in capital                                                         63,216             62,691
     Cumulative Translation Adjustment                                                    (160)               (89)
     Retained earnings                                                                  32,270             26,556
                                                                                      --------           --------
          Total Stockholders' Equity                                                    95,454             89,286
                                                                                      --------           --------
                                                                                      $146,567           $129,921
                                                                                      ========           ========


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



                                                                                       Six Months Ended June 30,
                                                                                      ---------------------------
($ Thousands)                                                                           1996              1995
                                                                                      --------           --------
Operating Activities:
  Net Income                                                                          $  5,715           $  3,906
  Adjustments to reconcile net income to net cash
   provided by operating activities :
     Depreciation and amortization                                                       3,923              2,900
     Undistributed (earnings) losses from joint venture                                   (237)                77
     Provision for deferred income taxes                                                   307                127
     Provision for doubtful accounts                                                       345                 (1)
     (Gain)  on sale of property, plant and equipment                                      (15)               (59)
     Changes in operating assets and liabilities,
       net of assets acquired :
        Trade accounts receivable                                                         (287)             1,072
        Costs and estimated earnings in excess
           of billings on incomplete contracts                                             (16)              (897)
        Inventories                                                                     (5,773)            (1,583)
        Prepaid expenses and other current assets                                         (972)                17
        Trade accounts payable and accrued expenses                                     (3,037)             1,847
        Billings in excess of costs and estimated
           earnings on incomplete contracts                                                181                 37
        Other                                                                             (980)              (841)
                                                                                      --------           --------
     Net cash provided  by operating activities                                           (846)             6,602
                                                                                      --------           --------
Investing Activities:
  Purchases of property, plant and equipment                                            (6,394)            (8,515)
  Acquisition of businesses, net of cash acquired (1)                                   (1,400)                 -
  Payments from notes receivable                                                            18                 62
  Proceeds from sale of property, plant and equipment                                      176                 83
  (Purchase) sale  of marketable securities                                                                 4,854
                                                                                      --------           --------
     Net cash used by investing activities                                              (7,600)            (3,516)
                                                                                      --------           --------
Financing Activities:
  Net repayments and borrowings from short-term credit lines                               (63)                 -
  Proceeds from long-term debt and capital
    lease obligations                                                                    2,575                371
  Principal payments on long-term debt and capital
    lease obligations                                                                     (962)              (284)
  Proceeds from sale of common stock and exercised stock options                           525                  -
                                                                                      --------           --------
     Net cash used by financing activities                                               2,075                 87
                                                                                      --------           --------
Increase (Decrease) in cash and cash equivalents                                        (6,371)             3,173
Cash & Investments at Beginning of Period                                                7,510              8,403
                                                                                      --------           --------
Cash & Investments at End of Period                                                   $  1,139           $ 11,576
                                                                                      ========           ========

(1)        Acquisition note :  See Note C to Consolidated Financial Statements

                 See Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE A - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. The Company's investment in its joint ventures is stated at cost plus equity in undistributed earnings. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

         The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1995.

         For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

         Interest paid on debt during the six months ended June 30, 1996 and 1995 was $491,000 and $176,000, respectively.

         Income tax payments made during the six months ended June 30, 1996 and 1995 were $2,191,000 and $1,636,000, respectively.

         In March 1995, FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 in the first quarter of 1996 had no effect on the operations of the Company.

NOTE B - COMMITMENTS AND CONTINGENCIES

         The Company, its subsidiaries and other related companies are named defendants in several other lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

NOTE C - ACQUISITIONS

         In the second quarter, the Company acquired the outstanding stock of Industrias Sulfamex, S.A. DE C.V. ("Sulfamex") for $8 million. The acquisition was funded in July by the Company drawing $10 million from its line-of- credit, $2 million of which was used to retire existing Sulfamex debt. The accompanying financial statements include the assets and liabilities of Sulfamex. The effect of borrowing the purchase price is included in other long-term liabilities. The purchase price was allocated to the acquired assets and liabilities based on a preliminary determination of their respective fair values. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the book value of the net assets acquired was approximately $2.1 million and is amortized for 20 years. Pro forma information with respect to the acquisition has not been presented as such amounts are not material. Sulfamex is a Mexican corporation that produces certain manganese-based chemicals for distribution predominantly into U.S. markets.

         During the quarter ended March 31, 1996, the Company purchased the assets of Culberson Well Service, Inc. for approximately $1.4 million. Culberson Well Service, Inc. is an oilfield service company providing services along the Gulf Coast. The assets purchased consisted of machinery and equipment. The transaction was accounted for under the purchase method of accounting. Pro forma information with respect to the acquisition has not been presented as such amounts are not material.

NOTE D - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 31                       JUNE 31
                                                          ----------------------        ---------------------
                                                             1996        1995            1996          1995
                                                             ----                        ----          ----
Weighted average number
  of common shares outstanding  . . . . . . . . . . .     12,869,821   12,666,190       12,848,250  12,659,509

Assumed exercise of stock options . . . . . . . . . .        622,026      363,564          562,162     323,504
                                                          ----------   ----------       ----------  ----------

Weighted average common and common
  equivalent shares outstanding . . . . . . . . . . .     13,491,847   13,029,754       13,410,412  12,983,013
                                                          ==========   ==========       ==========  ==========


         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the second quarter of 1996, the average market price of $18.84 was used.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended June 30, 1996 compared with three months ended June 30, 1995.

         Total revenues for the quarter ended June 30, 1996 were $36.7 million compared to $26.1 million in the prior period, an increase of $10.6 million or 40.6%. Revenues from the Oil & Gas Services Division increased significantly as activity in the Gulf Coast continues to be strong. The Division's plug and abandon operations also improved by benefitting from the increased activity and acquisitions. Specialty Chemicals Division revenues were also up due to improved liquid calcium chloride sales and revenues from acquisitions.

         Gross profits were $11.7 million in the 1996 quarter compared to $8.6 million in the 1995 quarter, for an improvement of $3.1 million or 36.0%.
Gross profit as a percentage of revenue decreased from 33.2% in 1995 to 31.9% in 1996. Gross profit percentages in the Specialty Chemicals Division were down due to lower than planned production levels, resulting in higher product costs at the Company's new calcium chloride plant in Lake Charles, Louisiana which was put into service April 1. Modifications were made to the plant during the second quarter, which should enable it to operate at or above designed
capacity.   Lower margin filtration and denitrification projects within the
Process Technologies area also contributed to this reduction.

         General and administrative expenses were $7.1 million in 1996 compared to $5.6 million in 1995. The inclusion of acquired operations accounted for a significant portion of this increase as did settlements of long-standing legal issues . General and administrative expenses as a percentage of revenues continued to drop from 21.6% in 1995 to 19.2% in 1996.

         Operating income for the quarter ended June 30, 1996 was $4.7 million, up $1.7 million or 57% from $3.0 million in 1995. This increase is the combined result of a gross margin increase of $3.5 million due to increased revenue volume and a $0.4 decrease due to lower gross margin rates, offset by a $1.4 increase in general and administrative expenses.

         Interest expense increased during the current quarter due in part to the capitalization of 1995 interest in conjunction with the Lake Charles plant expansion. The Company has also incurred over $6.0 million of indebtedness in the past twelve months as a result of its acquisition program. Interest income is down as a result of lower levels of cash available from investment, due principally to increased levels of capital improvements and acquisitions.

         Net income after taxes for the three months ended June 30, 1996 was $2.9 million versus $2.0 million in 1995, an increase of $0.9 million or 45%. Net income per share was $0.22 in the 1996 quarter based on 13,492,000 weighted average common and common equivalent shares outstanding compared to earnings in 1995 of $0.15 based on 13,030,000 weighted average common and common equivalent shares outstanding.

Six months ended June 30, 1996 compared with Six months ended June 30, 1995.

         For the six months ended June 30, 1996, total revenues were $70.9 million up $19.6 million or 38% over the 1995 period total of $51.3 million. The Oil & Gas Services Division accounted for a substantial portion of this increase, with revenues in both the Gulf Coast and plug and abandon operations up considerably. Revenues from the Specialty Chemicals Division also improved over the prior year, principally through the acquisition of two agriculture businesses, American MicroTrace, Inc. and Industrias Sulfamex, S.A. CE C.V. The sale of liquid and dry calcium chloride also increased in the 1996 period, somewhat offsetting a decrease in performance chemical sales.

         Gross profits were $22.2 million in 1996 compared to $17.0 million in 1995, an increase of $5.2 million or 31%. Gross profit as a percentage of revenues was 31.3% in 1996 down from 33.2% in 1995. This decrease is attributable to higher than anticipated distribution costs and lower margin filtration and denitrification projects within the Specialty Chemicals Division. In addition, higher than planned product costs from the new Lake Charles plant also contributed to this decrease.

         General and administrative expenses were $13.2 million in 1996 compared to $11.1 million in 1995. Additional expenses from acquired operations and settlements costs of several legal suits accounted for most of this
increase.   As a percentage of revenues, 1996 expenses were 18.6% down significantly from 21.5% in 1995.

         Operating income for the six months ended June 30, 1996 was $9.0 million compared to $6.0 million in 1995, an increase of $3.0 million or 50%. This increase is attributable to a gross margin improvement of $6.5 million relating to increased volume less $1.3 million from lower gross margin rates, offset by increased general and administrative expenses of $2.2 million.

         Net income after taxes for the first six months of 1996 totaled $5.7 million versus $3.9 million in the comparable 1995 period. Net income per share was $0.43 in the 1996 period based on 13,410,000 weighted average common and common equivalent shares outstanding compared to earnings for the 1995 period of $0.30 based on 12,983,000 weighted average common and common equivalent shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased from $30.1 million at December 31, 1995 to $33.4 million at June 30, 1996, an increase of $3.3 million. An increase in borrowings under the Company's line-of-credit plus additional working capital acquired from Sulfamex accounted for the majority of this increase. Inventories were up $5.8 million reflecting increased operating activities in both domestic and international oil and gas markets. Additionally, within the Specialty Chemicals Division inventories of dry calcium chloride were up as the new dry plant production came on-line and agricultural product inventories also increased due to weak weather-related sales activity. Other significant components of the Company's working capital changes included a decrease in accounts payable and accrued expenses of $3.0 million resulting primarily from federal tax payments and an increase of $1.0 million in prepaids expenses reflecting annual payment of insurance premiums for the year.

         The Company has announced its intention to augment internal growth with acquisitions. The emphasis of these purchases will be in areas where TETRA has technological leadership or existing distribution channels such as acids, metals, agricultural products or oil and gas services. To fund this acquisition program, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate $30 million line-of-credit with NationsBank and Texas Commerce Bank. As of June 30, 1996, the Company has $4 million in letters of credit and $2 million in long-term debt outstanding, leaving net availability of $24 million. The terms of the current line have been extended until the Company concludes negotiations to increase this line-of-credit to $60 million. In addition to this expanded line, the Company has five million shares of TETRA common stock covered by a shelf registration statement that are available to finance its acquisition program.

         Major investing activities during the six months ended June 30, 1996 included the acquisition of Culberson Well Service, Inc. ("Culberson") for approximately $1.4 million and the purchase of Industrias Sulfamex, S.A. DE C.V. ("Sulfamex") for $8.0 million. Culberson is an oilfield service company in the Gulf Coast market and was incorporated into the Oil & Gas Services Division. Sulfamex is located in Tampico, Mexico where they manufacture manganese-based chemicals for distribution principally into U.S. markets. The transaction was funded in July by the Company drawing $10 million from its line-of-credit, $2 million of which was used to retire existing Sulfamex debt. Additionally, the Company has continued to lease significant additional bromine reserves in close proximity to its Magnolia, Arkansas plant.

         Capital expenditures during the six months ended June 30, 1996 totaled approximately $6.4 million, a significant portion of which was associated with the major expansion of the Lake Charles plant. The expanded dry calcium chloride facility began start-up operations in late 1995 with de-bottlenecking continuing during the first and second quarters of 1996. When fully operational, production from the new dry calcium chloride plant is expected to approximate 105,000 tons per year. Additional expenditures were incurred to acquire oil and gas blending and filtration equipment, plug and abandon rig equipment and specialty chemicals transportation and distribution equipment.

         The Company believes that its existing funds, cash generated by operations, funds available under its bank line of credit, as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies, and vendor financing will be sufficient to meet its current and anticipated operations and its anticipated capital expenditures through 1996 and thereafter.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company, its subsidiaries and other related companies are named defendants in numerous lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

ITEM 6.  EXHIBITS

    (a)  Exhibits

         (i) A statement of computation of per share earnings is included in Note D of the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into
                Part II of this report.

         (ii) 10.29 Employment Agreement dated April 1, 1996 with Allen T. McInnes.
                10.30  Employment Agreement dated April 1, 1996 with
                Michael L. Jeane.
                27  Financial Data Schedule

    (b)  Reports on Form 8-K:   None

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         TETRA Technologies, Inc.



Date: August 12, 1996                    By:       [Geoffrey M. Hertel]
                                            ----------------------------------
                                                    Geoffrey M. Hertel
                                                Executive Vice President -
                                                Finance and Administration
                                               (Principal Financial Officer)


Date:  August 12, 1996                   By:         [Bruce A. Cobb]
                                            ----------------------------------
                                            Bruce A. Cobb, Corporate Controller
                                               (Principal Accounting Officer)

                               Index to Exhibits

Exhibit
Number                             Description
- - -------                            -----------
(i)      A statement of computation of per share earnings is included in Note D of the Notes to Consolidated Financial
         Statements included in this report and is incorporated by reference into Part II of this report.

(ii)     10.29   Employment Agreement dated April 1, 1996 with Allen T. McInnes.
         10.30   Employment Agreement dated April 1, 1996 with Michael L. Jeane.
         27      Financial Data Schedule