Form 10-Q
period 1996-09-30
TETRA TECHNOLOGIES INC
filed 1996-11-14
CIK 844965

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1996

                         Commission file number 0-18335



                            TETRA Technologies, Inc.
             (Exact name of registrant as specified in its charter)




                 DELAWARE                                      74-2148293
         (State of incorporation)                            (I.R.S. Employer
                                                             Identification No.)



                  25025 I-45 NORTH, THE WOODLANDS, TEXAS 77380
             (Address of principal executive offices and zip code)



      Registrant's telephone number, including area code:  (281) 367-1983


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X   .     No        .
                              -------        --------

         As of November 7, 1996 there were 12,880,247 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

ITEM 1.     Financial Statements


                   TETRA Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                           Three Months Ended             Six Months Ended
                                                              September 30,                 September 30,
                                                           -------------------          --------------------
                                                             1996       1995              1996        1995
                                                           -------     -------          --------     -------
($ Thousands)

Revenues:
    Product sales                                          $34,952     $21,609           $90,717     $60,979
    Services                                                 9,296       6,440            23,589      17,751
    Rentals                                                    910         374             1,756       1,035
                                                           -------     -------          --------     -------
        Total Revenues                                      45,158      28,423           116,062      79,765
                                                           -------     -------          --------     -------
Cost of Revenues:
    Cost of product sales                                   26,111      15,539            64,358      41,734
    Cost of services                                         6,812       3,499            16,861      11,483
    Cost of rentals                                            347         164               770         284
                                                           -------     -------          --------     -------
        Total Cost of Revenues                              33,270      19,202            81,989      53,501
                                                           -------     -------          --------     -------
        Gross Profit                                        11,888       9,221            34,073      26,264

General and Administrative Expense                           6,746       5,689            19,961      16,739
                                                           -------     -------          --------     -------
          Operating  Income                                  5,142       3,532            14,112       9,525

Interest Expense                                               440           0               713          14
Interest Income                                                104         215               141         572
Equity in Earnings (losses) from Joint Ventures                199         (52)              436        (129)
Other Income                                                    61         101               242         225
                                                           -------     -------          --------     -------
          Income Before Income Taxes                         5,066       3,796            14,218      10,179

Provision for Income Taxes                                   1,733       1,359             5,169       3,836
                                                           -------     -------          --------     -------
        Net Income                                         $ 3,333     $ 2,437          $  9,049     $ 6,343
                                                           =======     =======          ========     =======
Net Income per Common and
     Common Equivalent Share                               $  0.25     $  0.19          $   0.67     $  0.49
                                                           =======     =======          ========     =======
Weighted Average Common and Common
  Equivalent Shares Outstanding                             13,503      13,073            13,441      13,013
                                                           =======     =======          ========     =======


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                   September 30,     December 31,
($ Thousands)                                                           1996              1995
                                                                   -------------     -----------
                                                                    (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                        $  5,067          $  7,510
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,399 in 1996 and $1,568 in 1995                    38,042            33,042
     Costs and estimated earnings in excess of billings
       on incomplete contracts                                           2,022             1,443
     Inventories                                                        23,752            16,309
     Current portion of notes receivable                                   100                89
     Deferred tax assets                                                 1,143             1,451
     Prepaid expenses and other current assets                           1,936             1,515
                                                                      --------          --------
          Total Current Assets                                          72,062            61,359

Property, Plant and Equipment:
     Land and building                                                   8,122             7,890
     Machinery and Equipment                                            37,671            33,465
     Automobiles and trucks                                              4,494             4,099
     Chemical plants                                                    44,583            31,370
     Construction in progress                                            4,051             3,255
                                                                      --------          --------
                                                                        98,921            80,079
     Less accumulated depreciation and amortization                    (33,426)          (25,471)
                                                                      --------          --------
          Net Property, Plant, and Equipment                            65,495            54,608

Other Assets:
     Patents and licenses, net of accumulated amortization
       of $728 in 1996 and $673 in 1995                                    465               519
     Investment in Joint Ventures                                        5,887             4,189
     Cost in excess of net assets acquired, net of accumulated
       amortization of $771 in 1996 and $552 in 1995                     6,046             3,944
     Notes receivable, less current portion                                279               308
     Other, net of accumulated amortization of $994 in 1996
       and $669 in 1995                                                  6,094             4,994
                                                                      --------          --------
          Total Other Assets                                            18,771            13,954
                                                                      --------          --------
                                                                      $156,328          $129,921
                                                                      ========          ========


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                   September 30,     December 31,
($ Thousands)                                                          1996              1995
                                                                   -------------     ------------
                                                                    (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Short-term borrowings                                            $  2,405          $  2,262
     Trade accounts payable                                             20,902            18,554
     Accrued expenses                                                    8,455             8,811
     Billings in excess of costs and estimated
       earnings on incomplete contracts                                    361                44
     Current portions of all long-term debt and capital
       lease obligations                                                 1,710             1,600
                                                                      --------          --------
          Total Current Liabilities                                     33,833            31,271


Long-term Debt, less current portion                                    17,437             3,377
Capital Lease Obligations, less current portion                            811               502
Deferred Income Taxes                                                    4,869             4,977
Other liabilities                                                          449               508

Commitments and contingencies

Stockholders' Equity:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 12,877,264 shares
       issued and outstanding in 1996 and 12,809,580 shares
       issued and outstanding in 1995                                      129               128
     Additional paid-in capital                                         63,288            62,691
     Cumulative Translation Adjustment                                     (93)              (89)
     Retained earnings                                                  35,605            26,556
                                                                      --------          --------
          Total Stockholders' Equity                                    98,929            89,286
                                                                      --------          --------
                                                                      $156,328          $129,921
                                                                      ========          ========


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows


                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
($ Thousands)                                                           1996              1995
                                                                      --------          --------
Operating Activities:
  Net Income                                                          $  9,049          $  6,343
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                       6,349             4,469
     Undistributed (earnings) losses from joint venture                   (436)              129
     Provision for deferred income taxes                                   282              (127)
     Provision for doubtful accounts                                       471               119
     (Gain) on sale of property, plant and equipment                        (9)              (83)
     Changes in operating assets and liabilities,
       net of assets acquired:
        Trade accounts receivable                                       (4,121)           (1,539)
        Costs and estimated earnings in excess
           of billings on incomplete contracts                            (579)                4
        Inventories                                                     (6,321)           (1,782)
        Prepaid expenses and other current assets                         (196)             (775)
        Trade accounts payable and accrued expenses                        312             4,391
        Billings in excess of costs and estimated
           earnings on incomplete contracts                                318               146
        Other                                                             (999)             (688)
                                                                      --------          --------
     Net cash provided by operating activities                           4,120            10,607
                                                                      --------          --------
Investing Activities:
  Purchases of property, plant and equipment                            (9,224)          (13,882)
  Acquisition of businesses, net of cash acquired                       (9,320)                0
  Investment in Joint Venture                                           (1,076)                0
  Payments from notes receivable                                            18               114
  Proceeds from sale of property, plant and equipment                      188               182
  Sale of marketable securities                                              0             4,854
  Increase in other assets                                                   0                 0
                                                                      --------          --------
     Net cash used by investing activities                             (19,414)           (8,732)
                                                                      --------          --------
Financing Activities:
  Net repayments and borrowings from short-term credit lines               143                 0
  Proceeds from long-term debt and capital
    lease obligations                                                   15,871               513
  Principal payments on long-term debt and capital
    lease obligations                                                   (3,761)             (533)
  Proceeds from sale of common stock and exercised stock options           598                 0
                                                                      --------          --------
     Net cash used by financing activities                              12,851               (20)
                                                                      --------          --------
Increase (Decrease) in cash and cash equivalents                        (2,443)            1,855
Cash & Investments at Beginning of Period                                7,510             8,403
                                                                      --------          --------
Cash & Investments at End of Period                                   $  5,067          $ 10,258
                                                                      ========          ========


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

         Interest paid on debt during the nine months ended September 30, 1996 and 1995 was $931,000 and $240,000, respectively.

         Income tax payments made during the nine months ended September 30, 1996 and 1995 were $2,491,000 and $1,895,000, respectively.

         In March 1995, FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 in the first quarter of 1996 had no effect on the operations of the Company.

NOTE B - COMMITMENTS AND CONTINGENCIES

         The Company, its subsidiaries and other related companies are named defendants in other lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

NOTE C - ACQUISITIONS

         Effective October 1, 1996, the Company consummated two acquisitions for cash. The assets of Production Test, Inc., a well testing service company, were purchased for $1.5 million. These assets will be merged into TETRA's domestic onshore service operations in the Oil & Gas Services Division. The Company also acquired the stock of Wilchem Corporation for approximately $7.5 million. Wilchem Corporation is a major marketer of mold and mildew preventative products and will be integrated into the Specialty Chemicals Division's operations. Both acquisitions will be accounted for under the purchase method of accounting.

         In the second quarter, the Company acquired the outstanding stock of Industrias Sulfamex, S.A. DE C.V. ("Sulfamex") for approximately $8 million. The acquisition was funded by the Company drawing $10 million from its line-of-credit, $2 million of which was used to retire existing Sulfamex debt. The purchase price was allocated to the acquired assets and liabilities based on a preliminary determination of their respective fair values. The acquisition has been accounted for under the purchase method of accounting. The excess of the purchase price over the book value of the net assets acquired was approximately $2.1 million and is being amortized over 20 years. Pro forma information with respect to the acquisition has not been presented as such amounts are not material. Sulfamex is a Mexican corporation that produces certain manganese-based chemicals for distribution predominantly into U.S. markets.

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

NOTE D - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                               SEPTEMBER 30                  SEPTEMBER 30
                                                          -----------------------       ----------------------
                                                             1996         1995             1996        1995
                                                          ----------   ----------       ----------  ----------
Weighted average number
  of common shares outstanding  . . . . . . . . . . .     12,877,264   12,681,778       12,857,992  12,667,014

Assumed exercise of stock options . . . . . . . . . .        625,526      391,092          583,437     346,281
                                                          ----------   ----------       ----------  ----------
Weighted average common and common
  equivalent shares outstanding . . . . . . . . . . .     13,502,790   13,072,870       13,441,429  13,013,295
                                                          ==========   ==========       ==========  ==========


         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the third quarter of 1996, the average market price of $18.01 was used.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months September 30, 1996 compared with three months ended September 30, 1995.

         Total revenues for the quarter ended September 30, 1996 were $45.2 million compared to $28.4 million in the prior period, an increase of $16.8 million or 59%. Revenues from the Oil & Gas Services Division continued to improve as activity in the Gulf Coast remains very strong. International revenues also improved, reflecting a strengthening in these markets as well. The Division's plug and abandon operations also improved by benefitting from the increased activity and acquisitions. Specialty Chemicals Division revenues also improved significantly due to improved dry calcium chloride sales and revenues from acquisitions.

         Gross profits were $11.9 million in the 1996 quarter compared to $9.2 million in the 1995 quarter, for an improvement of $2.7 million or 29%. Gross profit as a percentage of revenue decreased from 32% in 1995 to 26% in 1996. The gross margin for the quarter was impacted by significant increases in revenues from lower-margin heavy completion fluid sales in the Oil & Gas Services Division and from sales of high-cost startup inventories at TETRA's new Lake Charles calcium chloride facility in the Specialty Chemicals Division. Recent strengthening of heavy brine completion fluids prices and the reduction of the high-cost calcium chloride inventory should increase the profit margin percentage throughout the fourth quarter and into 1997.

         General and administrative expenses were $6.7 million in 1996 compared to $5.7 million in 1995. The inclusion of acquired operations accounted for a significant portion of this increase. General and administrative expenses as a percentage of revenues continued to drop from 20% in 1995 to 15% in 1996.

         Operating income for the quarter ended September 30, 1996 was $5.1 million, up $1.6 million or 46% from $3.5 million in 1995. This increase is the combined result of a gross margin increase of $5.4 million due to increased revenue volume and a $2.7 decrease due to lower gross margin rates, offset by a $1.1 increase in general and administrative expenses.

         Interest expense increased during the current quarter due in part to the capitalization of 1995 interest in conjunction with the Lake Charles plant expansion. Additionally, the long-term debt has increased by over $16 million in the past twelve months in support of the Company's acquisition program resulting in increase interest expense. Interest income is down as a result of lower levels of cash available for investment, due principally to increased levels of capital improvements and acquisitions.

         Net income after taxes for the three months ended September 30, 1996 was $3.3 million versus $2.4 million in 1995, an increase of $0.9 million or 38%. Net income per share was $0.25 in the 1996 quarter based on 13,503,000 weighted average common and common equivalent shares outstanding compared to earnings in 1995 of $0.19 based on 13,073,000 weighted average common and common equivalent shares outstanding.

Nine months ended September 30, 1996 compared with Nine months ended September 30, 1995.

         For the nine months ended September 30, 1996, total revenues were $116.1 million up $36.3 million or 46% over the 1995 period total of $79.8 million. The Oil & Gas Services Division accounted for a substantial portion of this increase, with revenues in both the Gulf Coast and plug and abandon operations up considerably. Revenues from the Specialty Chemicals Division also improved over the prior year, principally through the acquisition of two agriculture businesses, American MicroTrace, Inc. and Industrias Sulfamex, S.A. CE C.V. The sale of liquid and dry calcium chloride also increased in the 1996 period, somewhat offsetting a decrease in performance chemical sales.

         Gross profits were $34.1 million in 1996 compared to $26.3 million in 1995, an increase of $7.8 million or 30%. Gross profit as a percentage of revenues was 29% in 1996 down from 33% in 1995. This decrease is attributable to higher than anticipated distribution costs and lower margin filtration and denitrification projects within the Specialty Chemicals Division. In addition, higher than planned product costs attributable to the new plant startup from the new Lake Charles plant also contributed to this decrease.

         General and administrative expenses were $20 million in 1996 compared to $16.7 million in 1995. Additional expenses from acquired operations and settlements costs of several legal suits accounted for most of this increase. As a percentage of revenues, 1996 expenses were 17% down significantly from 21% in 1995.

         Operating income for the nine months ended September 30, 1996 was $14.1 million compared to $9.5 million in 1995, an increase of $4.6 million or 48%. This increase is attributable to a gross margin improvement of $12 million relating to increased volume less $4.1 million from lower gross margin rates, offset by increased general and administrative expenses of $3.3 million.

         Net income after taxes for the first nine months of 1996 totaled $9.1 million versus $6.3 million in the comparable 1995 period. Net income per share was $0.67 in the 1996 period based on 13,441,000 weighted average common and common equivalent shares outstanding compared to earnings for the 1995 period of $0.49 based on 13,013,000 weighted average common and common equivalent shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital increased from $30.1 million at December 31, 1995 to $38.2 million at September 30, 1996, an increase of $8.1 million. An increase in borrowings under the Company's line-of-credit plus additional working capital acquired from Sulfamex accounted for the majority of this increase. Trade receivables increased $5 million reflecting the significant growth in sales volume during the third quarter. Inventories were up $7.4 million reflecting increased operating activities in both domestic and international oil and gas markets. Additionally, within the Specialty Chemicals Division inventories of dry calcium chloride were up as the new dry plant production came on-line and agricultural product inventories also increased due to weak weather-related sales activity. Other significant components of the Company's working capital changes included an increase in accounts payable of approximately $2.3 million in conjunction with increased inventory levels required to support the increases in revenues.

         The Company has announced its intention to augment internal growth with acquisitions. The emphasis of these purchases has been and will continue to be in areas where TETRA has technological leadership or existing distribution channels such as acids, metals, agricultural products or oil and gas services. To fund this acquisition program, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate $30 million line-of-credit with NationsBank and Texas Commerce Bank. As of September 30, 1996, the Company has $4 million in letters of credit and $15 million in long-term debt outstanding, leaving net availability of $11 million. The terms of the current line have been extended until the Company concludes negotiations to increase this line of credit to $60 million. In addition to this expanded line, the Company has five million shares of TETRA common stock covered by a shelf registration statement that are available to finance its acquisition program.

         Major investing activities during the nine months ended September 30, 1996 included the acquisition of Culberson Well Service, Inc. ("Culberson") for approximately $1.4 million and the purchase of Industrias Sulfamex, S.A.
DE C.V. ("Sulfamex") for $8.0 million. Culberson is an oilfield service company in the Gulf Coast market and was incorporated into the Oil & Gas Services Division. Sulfamex is located in Tampico, Mexico where they manufacture manganese-based chemicals for distribution principally into U.S. markets. The transaction was funded by the Company drawing $10 million from its line-of-credit, $2 million of which was used to retire existing Sulfamex debt. The Company also contributed approximately $1.1 million to its 50% owned RETEC/TETRA joint venture, thereby completing its investment obligation under the partnership agreement. Additionally, the Company has continued to lease significant additional bromine reserves in close proximity to its Magnolia, Arkansas plant.

         Subsequent to the quarter end, the Company consummated two additional acquisitions. The assets of Production Test, Inc. and the stock of Wilchem Corporation were purchased for $1.5 million and $7.5 million, respectively. These cash transactions were funded by drawing against the Company's existing line of credit.

         Capital expenditures during the nine months ended September 30, 1996 totaled approximately $ 9.2 million, a significant portion of which was associated with the major expansion of the Lake Charles plant. The expanded dry calcium chloride facility began start-up operations in late 1995 with de-bottlenecking continuing during the first and second quarters of 1996. When fully operational, production from the new dry calcium chloride plant is expected to approximate 105,000 tons per year. Additional expenditures were incurred to acquire oil and gas blending and filtration equipment, plug and abandon rig equipment and specialty chemicals transportation and distribution equipment.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company, its subsidiaries and other related companies are named defendants in a number of lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

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


                                      TETRA Technologies, Inc.



Date:  November 13, 1996              By:       /s/ Geoffrey M. Hertel
                                         --------------------------------------
                                                    Geoffrey M. Hertel
                                                Executive Vice President -
                                                Finance and Administration
                                               (Principal Financial Officer)


Date:  November 13, 1996              By:         /s/ Bruce A. Cobb
                                         --------------------------------------
                                            Bruce A. Cobb, Corporate Controller
                                              (Principal Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27          -  Financial Data Schedule