Form 10-K405
period 1996-12-31
TETRA TECHNOLOGIES INC
filed 1997-03-26
CIK 844965

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

(Mark One)
      [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

                  For the fiscal year ended December 31, 1996
                                       or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

     For the transition period from January 1, 1996 to December 31, 1996

                         Commission File No. 0-18335


                            TETRA Technologies, Inc.
             (Exact name of registrant as specified in its charter)


                   Delaware                                 74-2148293
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                    Identification No.)

              25025 I-45 North
            The Woodlands, Texas                               77380
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


(Registrant's Telephone Number, Including Area Code):  (281) 367-1983

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share        NASDAQ National Market System
            (Title of class               (Name of Exchange on Which Registered)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X      No
                                               -----       -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of the voting stock of TETRA Technologies, Inc. held by non-affiliates (based upon the March 15, 1997 average high and low trade prices of these shares as reported by the National Market System of the National Association of Securities Dealers, Inc.) was approximately $321,258,137.

        Number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 1997: 13,112,577 shares.

        Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 23, 1997.



================================================================================

                               TABLE OF CONTENTS


                                                          PART 1

Item 1.      Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2

Item 2.      Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9

Item 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

Item 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . .       10

Item 4a.     Executive Officers . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10


                                                         PART II

Item 5.      Market for the Registrant's Common Equity and
               Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . .       11

Item 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

Item 7.      Management's Discussion and Analysis of Financial Condition
               and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .       13

Item 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . .       16

Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . .       16

                                                         PART III

Item 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . .       16

Item 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

Item 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . . . .       16

Item 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . .       17


                                                         PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . .       18

                                     PART I


ITEM 1.   BUSINESS.

       GENERAL

              TETRA Technologies, Inc. ("TETRA" or "the Company") is a specialty inorganic chemical company selling products, services and process technologies to a variety of markets, including oil and gas, agriculture and environmental services. The Company's Specialty Chemicals Division manufactures, recycles and markets certain specialty chemicals for various industrial, agricultural and food industry uses. Among other things, the division converts low-cost chemical by-product streams produced by other chemical plants into high-quality commercial products, which are marketed by the Company. The Division's Process Technologies Group provides engineered systems and services that treat industrial and municipal wastewater and in some cases, solid waste streams, to ensure compliance with environmental effluent requirements, to achieve on-site waste minimization, and/or to recover reusable constituents. These systems employ the Company's proprietary biological filtration, metals removal and resource recovery technologies, some of which are patented. The Division's Performance Chemicals Group develops custom-tailored chemical treatment programs to meet specific customer needs, and its Agriculture Group manufactures and distributes calcium chloride-based agricultural products and zinc and manganese products for animal and plant nutrition.

              The Company's Oil & Gas Services Division markets chemicals including those produced by the Specialty Chemicals Division to the oil and gas industry for use in well completion and workover operations in both domestic and international markets. They also provide complementary on-site fluid engineering, fluid management and handling services and filtration for completion and workover applications. The Oil & Gas Services Division also offers a specialty drilling fluids product line and oil and gas well plugging and production testing services.

              TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc., its subsidiaries, and their predecessors and subsidiaries.


       PRODUCTS AND SERVICES

              SPECIALTY CHEMICALS DIVISION. The principal operations of the Specialty Chemicals Division are the manufacture, recovery and marketing of useful chemical products from by-product streams produced by industrial chemical manufacturing processes. The division's major facilities and manufacturing operations are located in West Memphis, Arkansas; Lake Charles, Louisiana; Wichita, Kansas; Parkersburg, West Virginia; Norco, Louisiana; Magnolia, Arkansas; Fairbury, Nebraska; Tampico, Mexico and Orlando, Florida.

              The major products produced by this division include calcium chloride, zinc bromide, calcium bromide, zinc chloride, zinc ammonium chloride, zinc sulfate and manganese sulfate. Liquid calcium chloride, zinc bromide and calcium bromide are referred to as clear brine fluids ("CBFs") in the oil and gas industry. CBFs are solids-free, clear salt solutions that, like conventional drilling "muds", have high specific gravities and are used as weighting fluids to control bottom-hole pressures during oil and gas completion and workover activities. The use of CBFs increases production by reducing the likelihood of damage to the well bore and productive pay zone. CBFs are particularly important in offshore completion and workover operations due to the increased formation sensitivity, much greater investment necessary to drill offshore, and the consequent higher cost of error.

              In 1995, the Company's Lake Charles facility embarked on a major expansion program to significantly increase its production capacity of liquid and dry calcium chloride. The expanded liquid plant commenced production in mid 1995 and the new dry production line began start-up operations in late December with debottlenecking continuing through August 1996. In 1996, the new dry facilities successfully produced a new 80% calcium pellet, which complements the 97% product currently produced and was enthusiastically accepted in the marketplace.

              As part of the Specialty Chemicals Division, the Process Technologies Group provides three principal types of systems and services: biological filtration, heavy metals removal and chemical separation systems. Biological filtration systems and services include deepbed filtration systems that capture insoluble organics, oils, greases, nutrients, inorganics, digested solids and viruses suspended in industrial and municipal effluents. The Company markets a proprietary process, Denite(R), which removes nitrogen and suspended solids from wastewaters. The Company also provides specialized systems and services for the removal of heavy metals from wastewaters generated by a variety of industrial and mining operations. These systems incorporate the Company's proprietary High Density Solids (HDS(TM)) process, which concentrates metals solids into a dense product. In some cases, this material can be recycled by the customer or by the Company's Specialty Chemicals Division. Continuous Countercurrent Ion Exchange technology (CCIX(TM)) removes and separates metals, acids, nutrients and other chemical constituents from wastewater and potable water streams. This proprietary process produces a highly concentrated stream of the constituent removed and is used not only for the efficient removal of unwanted wastewater constituents but for the production of desired products from solutions of low concentration.

              The division's Performance Chemicals Group is a service-oriented group that develops and monitors custom-tailored chemical treatment programs to meet specific needs of its customers and then identifies, purchases and/or blends a variety of polymers, resins and other chemicals, many of which the Company has recycled, to meet these needs. In conducting its business, the Performance Chemicals Group defines and locates opportunities for the Company's process technology applications.

              The division's Agriculture Group manufactures and distributes calcium chloride-based agricultural products and zinc and manganese products for animal and plant nutrition. The Company believes that calcium chloride is one of the most efficient vehicles for delivering calcium to plants and, when combined with nitrogen-based fertilizers, will dramatically increase the efficiency of nitrogen fertilizers. These products are sold as liquid blends
under the name N-CAL(R).   The Company's research has also discovered that
certain calcium chloride-based products will also eliminate sodium in the soil. As a result, the Company has developed and introduced a soluble liquid calcium blended product, ReNew(TM), that remediates severe sodium chloride contaminated soils which occur naturally and as a result of spills of saltwater, as often found at oil and gas well sites. This product displaces the harmful sodium with a concentrated source of calcium, helping to restore vegetation and improve soil structure for increased water infiltration and permeability. The Company has also developed a related product, ACCEL(TM), that helps to remediate soils contaminated with hydrocarbons. This proprietary blend contains nutrients that promote and accelerate growth of microorganisms present in the soil for a more efficient and economical bioremediation process.

              The Agriculture Group expanded in late 1995 with the acquisition of American MicroTrace Corporation ("AMT"). AMT manufactures and distributes certain specialty chemicals, principally zinc sulfate and manganese sulfate micronutrients. These products are widely used to provide trace minerals to meet the nutritional needs of animals and plants. AMT acquires its zinc raw material feedstocks from secondary sources and recycles them with sulfuric acid
to produce zinc sulfate.   In 1996, this group continued to expand its macro
and micronutrient product line for animal and plant nutrition with the acquisition of Industrias Sulfamex S.A. de C.V. ("Sulfamex"). This company, which is located in Tampico, Mexico, manufactures manganese sulfate for distribution predominately into U.S. markets.

              The Specialty Chemicals Division entered into the consumer products market late in 1996 with the acquisition of Wilchem Corporation, which sells products under the trade name Vapor Products. Wilchem manufacturers desiccants that reduce mold and mildew. The primary ingredient in these products is dry calcium chloride. This acquisition has enabled the division to vertically integrate its dry calcium chloride business and access the consumer products markets. The division plans to utilize Wilchem's distribution channels to market certain other products.

              The division through its RETEC-TETRA joint venture with Remediation Technologies utilizes various technologies, including a proprietary thermal desorption technology to separate, collect and recycle volatile hydrocarbons and other hazardous constituents from EPA-listed refinery sludges. This thermal process has been approved by the EPA as "Best Demonstrated Available Technology". The joint venture entered the "Waste Derived Fuels" market in 1993 with the acquisition of TRW's environmental services business, which prepares oily refinery sludges for use as a fuel source to cement kiln operators and for use in cokers.

              OIL & GAS SERVICES DIVISION. The Oil & Gas Services Division provides custom blended CBFs to most major oil and gas well operators, based on the specific need of the customer and the proposed application of the product. The division is currently supplying CBFs to oil and gas operators in both international and domestic markets. In addition, the division also provides these customers a broad range of complementary services, including on-site fluid filtration, handling and recycling, fluid engineering consultation, and fluid management assistance. The Company also repurchases used calcium bromide and zinc bromide CBFs from operators and recycles these materials. Revenues from repurchased CBFs reduce the net cost of the CBFs to the operators and the cost and management investment involved in disposing of those fluids. The Company recycles the CBFs through filtration, blending and the addition of chemicals, and then markets the recycled CBFs.

              The Oil & Gas Services Division's fluid engineering and management employees use proprietary technology to determine proper blends for a particular application to maximize the effectiveness and duration of the CBFs. The specific volume, density, crystallization point and chemical composition of the CBFs are modified by the Company to satisfy a customer's requirements. The Company's filtration services involve the use of a variety of techniques for the on-site removal of particulates from CBFs so that those CBFs can be recirculated back into the well. The Company's filtration systems reduce fluid loss, which allows operators to complete and workover wells in environmentally sensitive areas with greater safety. This also enables recovery of a greater percentage of used CBFs for recycling.

              The economic viability of a well is determined through optimizing oil and gas recovery from the producing zone (pay zone). The Oil & Gas Services Division, through its PayZone(R) Drilling Fluids product line, has become a leader in the use of clear brine fluids for the protection of the sensitive pay zone during drilling, completing, underreaming, reentry and workover operations.

              The Oil & Gas Services Division's plugging and abandonment business provides services onshore, in inland waters and offshore in Texas and Louisiana for depleted oil and gas wells. The division first entered this business in 1994 with its acquisition of Pacer-Atlas in an effort to expand the quality services offered to its customers and to capitalize on existing personnel, equipment and facilities along the Louisiana and Texas Gulf Coast. The plugging business was significantly expanded in 1996 with the purchase of the assets of Culberson Well Service in Texas and Inland Rigs in Louisiana. Altogether this business operates 26 onshore rigs, 5 barge-mounted rigs, one jack-up rig and one offshore platform rig and has operating hubs in Bryan, Rosenberg and Victoria, Texas and Lafayette and Houma, Louisiana. The division further expanded the onshore services it offers by acquiring the assets of Production Test, Inc. ("PTI") in 1996. These operations provide pressure and volume testing of oil and gas wells predominately in the South Texas area. PTI provides sophisticated evaluation techniques needed for reservoir management and optimizing well work-over programs.

       SUPPLY OF RAW MATERIALS.

              SPECIALTY CHEMICAL DIVISION. The primary sources of raw materials for the Specialty Chemicals Division are certain chemical by-products streams.

              At the Norco, Louisiana; Wichita, Kansas; Lake Charles, Louisiana; and Parkersburg, West Virginia calcium chloride production plants, the principal source of raw material is by-product hydrochloric acid or weak calcium chloride produced by other chemical companies. The Company has written agreements with those chemical companies regarding the supply of these raw materials, but believes that there are numerous alternative supplies. Substantial quantities of limestone are also consumed when converting acids to calcium chloride. The Company purchases limestone from several different sources. In addition, the Company is reviewing a proprietary process that may permit the use of less expensive and more widely available limestone while maintaining end-use product quality.

              To produce zinc bromide, calcium bromide and zinc chloride at its West Memphis facility, the Company consumes by-product hydrobromic acid and various zinc byproducts and zinc oxide. Hydrobromic acid is obtained from several major producers of brominated intermediate products. The chemical process to manufacture zinc bromide requires the purification of the zinc by-products into a high quality zinc feedstock. The zinc by-products are obtained from a number of major steel companies and other sources. In addition, the Company is able to extract zinc from zinc-bearing sludges with proprietary technologies supplied by its Process Technologies Group.

              The Company owns a calcium bromide manufacturing plant near Magnolia, Arkansas, that was constructed in 1986 and has a capacity of 100 million pounds of calcium bromide per year. It also owns certain lease rights and lease option rights covering approximately 33,000 gross acres of bromine reserves. At December 31, 1996, TETRA had not yet commenced operations at the plant. While this plant is designed to produce calcium bromide, it could be reconfigured and expanded to produce elemental bromine or select bromine compounds. The Company believes it has enough brine reserves to operate a medium-size bromine facility for 25 to 30 years. Development of the brine field, which could take up to three years, and its associated pipeline and the reconfigured plant would require a substantial additional capital investment by the Company.

              In early 1997, the Company announced that it had entered into a series of agreements with the Dow Chemical Company ("Dow") to purchase crude bromine and build a bromine derivative plant at Dow's magnesium and calcium chloride facility in Ludington, Michigan. The new Ludington plant will give the Company the flexibility to produce bromine, sodium bromide and calcium bromide. The Company's need for bromine or its derivatives has increased steadily. Starting as a principal component to the completion fluids business, the demand has increased with the use of sodium bromide in its PayZone(R) Drilling Fluids and in its sales of biocides for the water treatment business.

              OIL & GAS SERVICES DIVISION. The Oil & Gas Services Division purchases calcium chloride, calcium bromide and zinc bromide from the Specialty Chemicals Division for resale to its oil and gas customers. The Oil & Gas Services Division recycles zinc and calcium bromide CBFs repurchased from its oil and gas customers. The Company also has purchased CBFs from two domestic and one foreign chemical manufacturer. During 1996, the division entered into a long-term supply agreement with a foreign producer of calcium bromide. This agreement, coupled with the products to be produced at the new Ludington plant and its existing West Memphis, Arkansas plant, should afford the Company additional flexibility in its development of the Magnolia plant, allowing it to consider manufacturing other bromine derivatives at that facility.

       MARKET OVERVIEW AND COMPETITION

              Many of the major chemical companies devote limited resources to the by-products produced by their own operations as a source of raw materials, and instead rely on virgin feedstocks. With the increasingly stringent environmental regulations, these companies have for a number of years sought cost effective, environmentally safe methods of using and marketing of these non-essential materials. As a result, a market has evolved for the design, manufacture, recycling and sale of non-essential materials and by-products.
The Company believes that the demand for its by-product conversion and recycling services, including its marketing network for end-use products, could increase in the future as environmental regulations become more stringent.

              The manufacture of calcium chloride from by-product acid is the principal example of the Company's recycling operations. The Company's major competitors of dry calcium chloride include General Chemical Company, a Canadian company, and Dow Chemical Company, the only other U.S. producer of significant quantities of dry calcium chloride. Management of the Company believes that Dow is capable of producing approximately 800,000 tons of dry calcium chloride annually through conventional manufacturing methods. A substantial investment would be necessary for a new competitor to manufacture this product by conventional methods in sufficient quantities and at costs necessary to compete. With a smaller investment, the Company has been able to produce and successfully market dry calcium chloride by using by-product acid, thereby becoming a niche competitor in a market that is dominated by two larger companies.

              Markets for the Company's liquid and dry calcium chloride include sales to industrial, municipal, janitorial and consumer customers for snow and ice removal, dust control, production of cement, road stabilization, oil and gas operations, and certain agricultural and food industry activities. In food processing, calcium chloride is used to preserve crispness in certain canned and bottled fruits and vegetables and to tenderize meat by enhancing enzyme activity.

              The Company's agricultural operations produce liquid calcium chloride and nitrogen products that are used in agricultural applications as macronutrients to deliver calcium to crops, to reduce nitrogen volatilization, to enhance nitrogen utilization and as a component of fertilizer that is designed to improve crop yields and create healthier plants. While sales have improved significantly, they remain minuscule in comparison to the nitrogen fertilizer market, which is predominately a dry product market.

              The Company's concept of using mineral acids, such as hydrochloric, sulphuric and hydrobromic acid to produce calcium chloride, zinc bromide, zinc chloride, zinc sulfate and calcium bromides, has been expanded to other chemicals and metals. The Company is also recovering zinc from certain byproducts for manufacturing into zinc chemicals, and is conducting pilot tests on aluminum, nickel, copper and chrome recovery for resale as commercial products.

              The Oil & Gas Services Division sells and markets clear brine fluids and related products and services to all major markets worldwide. Current foreign areas of market presence include the North Sea, Mexico, South America, West Africa, Asia Pacific, and the CIS. The Company has three principal competitors in the sale of CBFs to the oil and gas industry: Baroid Corporation, M.I. and OSCA, Inc., a subsidiary of Great Lakes Chemical Corporation. This market is highly competitive and competition is based primarily on service, availability and price. Although Baroid and OSCA both provide fluid handling, filtration and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete very successfully with both companies. Because of the significant use of CBFs in deeper natural gas and offshore well completions and workovers, a modest change in drilling in these areas could have a material impact on the profitability of both the Specialty Chemicals and Oil & Gas Services Divisions.

OTHER BUSINESS MATTERS

       CUSTOMERS

              The Specialty Chemicals Division sells its products and services into retail distribution as well as end use markets. Major customers of the Oil & Gas Services Division include Shell Oil Company, Texaco, Baker Hughes, Amerada Hess, British Petroleum, Oryx Energy, Unocal, Elf Acquitane, Chevron USA, Phillips Petroleum Company, Conoco USA, and Atlantic Richfield Corporation.

       MARKETING AND DISTRIBUTION

              The Specialty Chemicals Division markets its products through offices in Pennsylvania, Virginia, Texas, Florida, Connecticut, California, Georgia, Wyoming and Mexico, as well as through a network of distributors located throughout the Midwest, Northeast, Southeast and Southwest. To service these distributors, the division has over two dozen distribution facilities strategically located to provide efficient, low-cost product availability. The recent growth of the Company has allowed it to optimize its transportation costs through the acquisition or the long-term leasing of customized transportation equipment.

              The Oil & Gas Services Division markets its domestic products and services through its sixteen distribution facilities located principally in the United States' Gulf Coast region that are in close proximity to both product supplies and customer concentrations. Since transportation costs can represent a large percentage of the total delivered cost of chemical products, particularly liquid chemicals, the division believes that its strategic locations make it one of the lowest cost suppliers of liquid calcium chloride and other CBFs in the southern United States.

International markets that are served include the British and Norwegian sectors of the North Sea, Colombia, Mexico, Venezuela, Western Africa and the Far East.

              In 1995, the Company made a significant investment to upgrade its transportation, manufacturing and inventory control management information systems. New software was acquired and installed late in 1995 to provide additional operating information to allow the Company to better manage inventory levels and logistics, raw material supplies and plant operating efficiencies.

              The marketing efforts of the Process Technologies Group are primarily conducted by senior technical and management professionals located in Pittsburgh, Pennsylvania; Tampa, Florida; and The Woodlands, Texas. These people maintain communications with appropriate corporate representatives, consulting firms and specialty contractors as sources of potential business. This group retains specialized municipal sales representatives and monitors and responds to requests for proposals for competitive bids.

       BACKLOG

              The Company ships most of its products within seven days of receipt of an order. Therefore, the level of backlog is not indicative of corporate sales activity. On December 31, 1996, the Company had an estimated backlog of work of $2.9 million, all of which is expected to be billed during 1997. On December 31, 1995, the Company had an estimated backlog of $4.3 million.

       EMPLOYEES

              As of December 31, 1996, the Company had 989 employees. The Company believes that its relations with its employees are good. None of the Company's employees are covered by a collective bargaining agreement.

       PATENTS AND PROPRIETARY TECHNOLOGY

              The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for appropriate technology. The Company owns or licenses 28 U.S. patents or patent applications and many foreign counterparts. These patents expire at various times through 2014. While the Company believes that the protection of patents is important to its business, the Company does not believe any one patent is essential to the success of the Company.

              TETRA has historically utilized patents and trade secrets to improve its manufacturing processes or to increase the value of its product line. Current growth is being fueled by a number of these items, including: liquid N-CAL(R) fertilizer, new PayZone(R) products for oil and gas wells, and a number of process technologies. Since an incubation process is generally required to take an idea or patent to commerciality, all of these items have been in development for years.

              Some of the more recent additions to TETRA's portfolio of patents and trade secrets could begin to contribute to profitability. In response to the need to develop a dry agricultural product to compliment liquid N-CAL(R), TETRA has developed a line of granulated agricultural products that are expected to be commercially marketed in 1997. This is expected to allow the Company to more rapidly penetrate the fertilizer and nutrient market. TETRA's Improved Metal Recovery (IMR) technology allows for the more efficient removal of impurities, particularly from concentrated brines. This is expected to allow TETRA to utilize lower cost and lower grade limestone in the production of calcium chloride.

              In early 1995, TETRA acquired the license to utilize certain patents for the use of calcium chloride for use in the pulp and papermaking industry. The Company's Performance Chemical Group has developed TETRA-Flux(TM), a zinc ammonium chloride additive used in metal finishing. TETRA plans to expend significant capital and resources in the development of proprietary technologies.

              The Company also relies on trade secrets, know-how and continuing technological advancements to maintain its competitive position. It is the practice of the Company to enter into confidentiality agreements with key employees, consultants and third parties to whom the Company discloses its confidential and proprietary information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and expertise or that others may not independently develop similar trade secrets or expertise. Management of the Company believes, however, that it would require a substantial period of time, and substantial resources, to develop similar know-how or technology independently. As a policy, TETRA uses any legal means possible to protect its patents, trade secrets and other proprietary information.

       ENVIRONMENTAL REGULATION

              Various environmental protection laws have been enacted and amended during the past three decades in response to public concern over the environment. The operations of the Company and its customers are subject to these evolving environmental laws and corresponding the regulations, which are enforced by the EPA and various other federal, state and local environmental, safety and health agencies and authorities. Efforts to comply with the requirements of these laws have contributed to the demand for the Company's services, but have also increased the Company's risk of liability for environmental problems. Although the Company's customers remain responsible by law for compliance with environmental regulations, the Company must also comply with the requirements of those environmental laws applicable to its operations, which includes the Federal Water Pollutions Control Act of 1972 ("The Clean Water Act"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Clean Air Act of 1977 ("The Clean Air Act"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and the Superfund Amendments and Reauthorization of 1986 ("SARA").

              There are a number of federal environmental regulatory programs and most states and local authorities have enacted state and local laws regulating activities affecting the environment, some of which impose stricter standards than their federal counterparts. Also, health and safety standards have been promulgated by the federal Occupational Safety and Health Administration ("OSHA"), including regulations related to the handling of hazardous materials and wastes. The Company and its customers and suppliers are affected by these other regulatory programs.

              The Company's own operations are currently subject to certain environmental regulations. For example, at its Lake Charles, West Memphis, Parkersburg and Fairbury plants, the Company holds permits regulating air emissions and wastewater discharges from those plants or the disposal of certain non-hazardous solid wastes. The Company does not currently hold any RCRA permits. The Company is also subject to OSHA rules governing health and safety, as well as certain federal and state community-right-to-know regulations.

              The Company believes that its chemical manufacturing plants and other facilities are in general compliance with all applicable safety, health and environmental laws. Since its inception, the Company has not had a history of significant fines or claims in connection with safety, health or environmental matters. However, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants, as they are with other companies engaged in the chemical business, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly strict environmental, safety and health laws, and regulations and enforcement policies thereunder, could result in substantial costs and liabilities to the Company. Changes in environmental regulations could subject the Company's handling, manufacture, use, reuse, or disposal of materials at the plants to scrutiny. The Company cannot predict the extent to which its operations may be affected by future enforcement policies as applied to existing laws or by the enactment of new statutes and regulations.

ITEM 2.   PROPERTIES.

       The following table sets forth certain information concerning the Company's facilities as of December 31, 1996. The Company believes its facilities are adequate for its present needs.


        Description                                 Location                      Approximate Square Footage(1)
        -----------                                 --------                      --------------------------
Chemical plant facilities . . . . . . . . . . .     Lake Charles, Louisiana(2)               603,600
                                                    Norco, Louisiana(2)                       85,200
                                                    West Memphis, Arkansas                   139,000
                                                    Magnolia, Arkansas                       120,000
                                                    Lamesa, Texas                             17,000
                                                    Wichita, Kansas                           19,500
                                                    Parkersburg, West Virginia(2)                360
                                                    Fairbury, Nebraska                        90,000
                                                    Orlando, Florida                          35,800
                                                    Tampico, Mexico                          353,800

Oil and gas distribution facilities . . . . . .     Louisiana  - eight locations             701,700
                                                    Texas - eight locations                  486,600
                                                    United Kingdom  - various locations       92,000
                                                    Nigeria                                   28,000
                                                    Mexico                                    30,000
                                                    Venezuela                                 16,000
                                                    Colombia                                  11,500
                                                    Norway -  various locations               15,000

Laboratory  . . . . . . . . . . . . . . . . . .     The Woodlands, Texas                      26,000

Headquarters  . . . . . . . . . . . . . . . . .     The Woodlands, Texas                     109,000

Process technologies engineering
   and sales office . . . . . . . . . . . . . .     Pittsburgh, Pennsylvania                   8,000
                                                    Tampa, Florida                             3,000
                                                    Clinton, Tennessee                        10,000

Process technologies facilities . . . . . . . .     Washington, Pennsylvania(2)                2,600

_____________

(1)           Includes real property and buildings unless otherwise noted.
(2)           The Company owns the buildings and improvements.

ITEM 3.   LEGAL PROCEEDINGS.

              The Company, its subsidiaries and other related companies are named defendants in several lawsuits and respondents in certain other governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1996.

ITEM 4A.   EXECUTIVE OFFICERS.

              The current executive officers of the Company and their ages and positions are listed below.

        NAME                               AGE                               POSITION
        ----                               ---                               --------
Allen T. McInnes  . . . . . . . . .         59              President, Chief Executive Officer and Director
Thomas H. Wentzler  . . . . . . . .         49              Executive Vice President - Specialty Chemicals and
                                                               Director
Geoffrey M. Hertel  . . . . . . . .         51              Executive Vice President - Finance and
                                                               Administration, Chief Financial Officer
                                                               and Director
Paul D. Coombs  . . . . . . . . . .         40              Executive Vice President - Oil & Gas Services and
                                                               Director
James R. Hale . . . . . . . . . . .         45              Treasurer and Assistant Secretary


                 Allen T. McInnes has served as a director of the Company since 1993 and as President and Chief Executive Officer of the Company since April 1996. Mr. McInnes is also Chairman of the Board and Chief Executive Officer of TGC Industries, which is involved in the geophysical business and the agricultural products packaging business, and Chairman of the Board of Tidelands Geophysical Company, Inc., which is a subsidiary of TGC Industries. Mr. McInnes is a former Executive Vice President and director of Tenneco, Inc., where he had overall corporate-level responsibility for chemicals, minerals, packaging, international development and real estate operations. He also serves as a director of the American Graduate School for International Management and several other educational and charitable institutions. Mr. McInnes holds B.B.A., M.B.A. and Ph.D. degrees from the University of Texas.

                 Thomas H. Wentzler, a founder of the Company, was named
Executive Vice President in January 1994.   Mr.  Wentzler served as Senior Vice
President - Specialty Chemicals Recycling Division since 1990 and as a director of the Company since the Company's inception. Mr. Wentzler has also served in numerous other executive positions with the Company since 1981. From 1972 to 1981, Mr. Wentzler held various positions with Dow Chemical Company, including the position of Manager of Market Development for clear brine fluids from 1979 to 1981. Mr. Wentzler received B.S. and M.S. degrees in mineral processing from Pennsylvania State University and an M.B.A. from the University of Michigan.

                 Geoffrey M. Hertel has been associated with the Board of Directors since 1981 as either a full director or a non-voting director and special consultant to the Board. Mr. Hertel joined the Company in March 1993 as Senior Vice President - Finance and Administration. In January 1994, he was named Executive Vice President. Mr. Hertel has served as President of Fairway Petroleum, Inc., an oil and gas company, and LAGGS, Inc., a natural gas pipeline company, since 1980. From October 1991 to February 15, 1993, Mr. Hertel was Chief Executive Officer of Mayday

USA, Inc., an electronic tracking company. From 1972 to 1985, Mr. Hertel held various positions with Rotan Mosle, Inc., an investment banking firm, most recently as Senior Vice President - Corporate Finance. Mr. Hertel received both his B.A. degree and his M.B.A. from Michigan State University.

              Paul D. Coombs was named Executive Vice President in January 1994, and a director on June 28, 1994. Mr. Coombs served as Senior Vice President - Oil and Gas Division from 1987 to 1994. From 1985 to 1987, Mr. Coombs served as General Manager - Oil and Gas for the Company. Mr. Coombs has served in numerous other positions for the Company since 1982.

              James R. Hale has served as Treasurer of the Company since 1986 and served as Chief Financial Officer from 1986 until 1993. From 1976 to 1985, Mr. Hale held various positions with First City Bancorporation of Texas, Inc., most recently as Vice President and Manager of Profit Planning. Mr. Hale received a B.S. degree in economics and history from the University of the South and an M.B.A. from Vanderbilt University. Mr. Hale is a certified public accountant.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

       PRICE RANGE OF COMMON STOCK

              The Common Stock has traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") since the Company's initial public offering on April 3, 1990. The Company's trading symbol is "TTRA." As of March 12, 1997 there were approximately 4,350 holders of record of the Common Stock. The following table sets forth the high and low closing sale prices for the Common Stock on the National Market System as reported by NASDAQ for 1996 and 1995. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                        HIGH             LOW
1996

    First Quarter   . . . . . . . . . . . . . . .   $ 17 3/4        $ 13 1/2
    Second Quarter  . . . . . . . . . . . . . . .     21 7/8          16 1/8
    Third Quarter   . . . . . . . . . . . . . . .     19 3/8          16 3/4
    Fourth Quarter  . . . . . . . . . . . . . . .     27 3/8          18 3/8

1995

    First Quarter   . . . . . . . . . . . . . . .   $ 12 1/4        $ 10 1/4
    Second Quarter  . . . . . . . . . . . . . . .     14              11 3/4
    Third Quarter   . . . . . . . . . . . . . . .     15 1/2          11 1/2
    Fourth Quarter  . . . . . . . . . . . . . . .     17 3/8          11 3/8

       DIVIDEND POLICY

              The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors the Board of Directors may deem relevant.



ITEM 6.   SELECTED FINANCIAL DATA.

                                                                      YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                          1996      1995        1994        1993      1992
                                                          ----      ----        ----        ----      ----
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

INCOME STATEMENT DATA:
   Revenues . . . . . . . . . . . . . . . . . . . .    $ 160,790 $ 113,468  $  88,506  $  62,846   $  57,208
   Gross profit . . . . . . . . . . . . . . . . . .       48,644 (1)37,655  (1)29,060  (1)18,403   (1)12,836
   Operating income (loss)  . . . . . . . . . . . .       20,781    13,430      7,962  (2)(1,092)  (2)(7,298)
   Interest expense . . . . . . . . . . . . . . . .       (1,250)     (159)      (363)      (558)       (549)

   Interest income  . . . . . . . . . . . . . . . .          198       959        558        741       1,635
   Undistributed earnings (loss) of joint ventures           522       (47)       580      2,031         438

   Other income (expense) . . . . . . . . . . . . .          257       377        241        144        (442)
   Net income (loss), net . . . . . . . . . . . . .       13,137     9,366      6,058        863      (3,899)
   Net income (loss) per share  . . . . . . . . . .    $    0.97 $    0.72  $    0.48  $    0.07   $   (0.31)
   Weighted average common and common
     equivalent shares outstanding  . . . . . . . .       13,545    13,069     12,693     12,609      12,451


                                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                          1996      1995        1994        1993      1992
                                                          ----      ----        ----        ----      ----
BALANCE SHEET DATA
   Working capital  . . . . . . . . . . . . . .         $ 37,398  $ 30,088 $  37,357    $  36,076  $  40,538
   Total assets . . . . . . . . . . . . . . . .          178,506   129,921   102,522       89,187     88,211
   Long-term liabilities  . . . . . . . . . . .           31,756     9,364     6,472        6,986      8,131
   Stockholders' equity . . . . . . . . . . . .          108,022    89,286    77,687       71,390     70,345

_________________


  (1) The Company reclassified certain costs previously classified as general and administrative expenses to cost of goods as direct charges effective June 30, 1995. The 1992 to 1994 periods have been restated for comparability. Operating income, net income and per share results were unaffected by this change.
  (2) Includes writedown of treatment plant facilities of $4.1 million in 1992 and unusual charges of $2.3 million in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       RESULTS OF OPERATIONS


              The following table presents, for the periods indicated, the percentage relationship which certain items in the Company's statement of operations bear to revenues, and the percentage increase or decrease in the dollar amount of such items. The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

                                                     PERCENTAGE OF REVENUES                     PERIOD-TO-
                                                   YEARS ENDED DECEMBER 31,                   PERIOD CHANGE
                                                   -------------------------------            ----------------
                                                                                            1996         1995
                                                                                             vs           vs
                                                 1996         1995       1994               1995         1994
                                                 ----         ----       ----               ----         ----
Revenues  . . . . . . . . . . . . . . . . .      100.0%      100.0%      100.0%              41.7%        28.2%
Cost of Revenues  . . . . . . . . . . . . .       69.7        66.8        67.2               47.9         27.5
Gross profit  . . . . . . . . . . . . . . .       30.3        33.2        32.8               29.2         29.6
General & administrative expenses . . . . .       17.3        21.3        23.8               15.0         14.8
Operating income  . . . . . . . . . . . . .       13.0        11.9         9.0               54.7         68.7
Interest expense  . . . . . . . . . . . . .        0.8         0.1         0.4              686.2        (56.2)
Interest income . . . . . . . . . . . . . .        0.1         0.8         0.6              (79.4)        71.9
Income in undistributed earnings
  of joint ventures . . . . . . . . . . . .        0.3         --          0.6                *            *
Other income, net . . . . . . . . . . . . .        0.2         0.3         0.3              (31.8)        56.4
Income before income taxes  . . . . . . . .       12.8        12.8        10.1               40.9          2.2
Net income  . . . . . . . . . . . . . . . .        8.2         8.3         6.8               40.3         54.6


  *  Comparison not meaningful


       1996 COMPARED TO 1995

              Revenues for the twelve months ended December 31, 1996 were $160.8 million compared to $113.5 million in 1995, an increase of $47.3 million or 41.7%. Both the Oil & Gas Services Division and the Specialty Chemicals Division showed significant revenue growth over the prior year. In the Oil & Gas Services Division, all three operating components (domestic, international and plug and abandon) realized improved revenues. Domestic operations continued to benefit from the sustained levels of high drilling activity in the Gulf of Mexico throughout the year, while international revenues improved principally in Europe and Africa through a combination of increased drilling activity and market penetration. The Company believes it has minimal foreign exchange exposure since the majority of its international operation activity is denominated in U.S. dollars. The plug and abandonment operations were complemented during 1996 with several acquisitions that increased the land rig fleet, added an inland waters fleet operating in Louisiana and Texas, and added a production testing operation. Revenues increased significantly as a result of these operations.

              In the Specialty Chemicals Division, revenues from liquid and dry calcium chloride sales increased in 1996 as the Company continued to aggressively develop new domestic and international markets. The division also benefitted from increased sales of zinc sulfate and manganese sulfate derived from acquisitions in late 1995 and early 1996. Finally, revenues from the acquisition of Wilchem Corporation, which manufactures mold and mildew preventative products for retail distribution, in the fourth quarter of 1996 also contributed slightly to the Division's revenue growth.

              In the twelve months ended December 31, 1996, gross profits were $48.6 million, up $10.9 million or 29.2% from $37.7 million in 1995. Gross profits as a percentage of revenues was 30.3% in 1996 versus 33.2% in 1995, a decline of 2.9 points. Gross profits increased significantly in both divisions to keep pace with the revenue growth.

However, higher than expected production costs associated with the start-up of the Specialty Chemicals Division's expanded calcium chloride facility at Lake Charles, Louisiana resulted in the gross profit percentage decline.

              General and administrative expenses were $27.9 million in 1996 compared to $24.2 million in 1995, an increase of $3.7 million or 15.0%. A significant portion of the increase is attributable to the new operations purchased during the year. Additional costs associated with the expansion of the Oil & Gas Services Division domestic and international operations also contributed to these cost increases. General and administrative expenses as a percentage of revenues continued to decrease from 21.3% in 1995 to 17.3% in 1996.

              Operating income for the twelve months ended December 31, 1996 was $20.8 million compared to $13.4 million in 1995, an increase of $7.4 million or 54.7%. This increase is the combined result of a gross margin increase of $15.7 million due to increased revenue volume and a $4.6 million decrease due to lower gross margin rates, offset by a $3.7 million increase in general and administrative expenses.

              During the twelve months ended December 31, 1996, long-term debt increased approximately $23 million as the Company utilized debt to execute its internal and external growth strategy. This increase in debt and corresponding decrease in cash available for investment resulted in an increase in interest expense and a decrease in interest income in 1996 compared to 1995.

              The effective tax rate for the income tax provision was 35.9% in 1996 compared to 35.7% in 1995. The effective rates differ from the statutory rates due principally to the effects of research and development tax credits and permanent differences in 1996 and 1995.

              Net income after taxes for the twelve months ended December 31, 1996 was $13.1 million compared to $9.4 million in 1995, an increase of $3.7 million or 40.3%. Net income per share was $0.97 in 1996 based on 13,545,000 weighted average common and common equivalent shares outstanding compared to $0.72 in 1995 based on 13,069,000 weighted average common and common equivalent shares outstanding. Net income per share increased $0.25 or 34.7% in 1996.

       1995 COMPARED TO 1994

              Revenues for the twelve months ended December 31, 1995 were $113.5 million, up $25.0 million or 28.2% over 1994 revenues of $88.5 million. TETRA's Oil and Gas Division contributed significantly to this increase benefitting from improvements in both domestic and international markets. Domestic revenues improved substantially as drilling activity in the Gulf Coast remained high. Revenues from foreign operations increased principally due to market penetration in Africa and Latin America. Specialty Chemicals Division revenues increased in 1995 as a result of higher sales of liquid calcium chloride, zinc products and performance chemicals. In addition, revenues from the acquisition of American MicroTrace in October of 1995 and the acquisitions of Pacer-Atlas and Baker Hughes INTEQ/TETRA in 1994 contributed to this improvement.

              Gross profits for the twelve months ended December 31, 1995 were $37.7 million compared to $29.1 million in the prior year, an increase of $8.6 million or 29.6%. Gross margin as a percentage of revenues improved from 32.8% in 1994 to 33.2% in 1995. Improved pricing for liquid and dry calcium chloride, combined with lower product costing achieved through enhanced manufacturing processes and throughput, contributed to this margin improvement. Additionally, improved margins from the waste treatment group of the Chemicals Division also contributed to the enhanced profitability.

              General and administrative expenses were $24.2 million in 1995 or 21.3% of revenue compared to $21.1 million or 23.8% of revenue in 1994. The acquisition of American MicroTrace in 1995 and the acquisitions of Pacer-Atlas and Baker Hughes INTEQ/TETRA in 1994 contributed to this increase. Additionally, the Company incurred approximately $1.2 million in non-recoverable legal costs in 1995 associated with the successful defense of a civil legal action. General and administrative expenses as a percent of revenues continued to decrease to 21.3% in 1995 compared to 23.8% in 1994.

              Operating income for the twelve months ended December 31, 1995 was $13.4 million up $5.4 million or 67.5% from $8.0 million in 1994. This increase is attributable to a gross margin improvement of $8.2 million relating to increased volume and $0.4 million from improved pricing offset by increased general and administrative expenses of $3.2 million.

              Interest expense in 1995 was down as a result of the capitalization of interest costs associated with the Lake Charles plant expansion.

              The effective tax rate for the income tax provision was 35.7% in 1995 and 32.5% in 1994. The effective rates differ from the statutory rates due to the effects of research and development tax credits recorded in 1995 and 1994.

              Net income after taxes for the twelve months ended 1995 was $9.4 million compared to $6.1 million in 1994, an increase of $3.3 million or 54.1%. Net income per share was $0.72 in 1995 based on 13,069,000 weighted average common and common equivalent shares outstanding compared to earnings in 1994 of $0.48 based on 12,693,000 weighted average common and common equivalent shares outstanding.

       LIQUIDITY AND CAPITAL RESOURCES

              The Company's investment in working capital, excluding cash and cash equivalents, increased $12 million in 1996 to $34.6 million. Increased trade accounts receivable balances and inventory levels accounted for this increase. The increase in accounts receivable amounting to $10.7 million results from improved fourth quarter sales from international oil and gas operations and from water treatment and metals concentration technologies. The 1996 acquisitions of Industrias Sulfamex, S.A. de C.V. ("Sulfamex") and Wilchem Corporation ("Wilchem") into the Specialty Chemicals Division also contributed to this increase. Inventories increased $8.1 million in 1996. Inventories of dry calcium chloride increased as production levels from the expanded Lake Charles, Louisiana facility increased at year end. Domestic Oil & Gas Division inventories also increased in response to the increased drilling activity in the Gulf of Mexico. Finally, agricultural product inventories increased in association with the acquisition of Sulfamex in 1996. Acquisitions also accounted for most the $4.3 million increase in accounts payable and accrued expenses. Current portion of long-term debt increased in 1996 by $2.7 million. Most of this increase relates to reclassifying at December 31, 1996, $2.4 million of debt acquired along with the purchase of American MicroTrace in 1994. In January 1997, the Company reduced its cost of capital by retiring the long-term debt and working capital loans of its American MicroTrace subsidiary. The $4.4 million payoff was funded from the Company's current revolving line-of-credit.

              The Company has announced its intention to augment internal growth with acquisitions. The emphasis of these purchases has been and will continue to be in areas where TETRA has technological leadership or existing distribution channels such as acids, metals, agricultural products or oil and gas services. To fund this acquisition program, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate/LIBOR line-of-credit with NationsBank and Texas Commerce Bank. As of December 31, 1996, the Company has $4 million in letters of credit and $23.4 million in long-term debt outstanding against a $30 million line-of-credit. Subsequent to year end, the terms of the line were extended to $60 million maturing in 1999,
leaving a net availability of $32.6 million.   The Company is currently
negotiating to increase this line-of-credit to $120 million. In addition to this expanded line, the Company has 4.8 million shares of TETRA common stock available under a shelf registration statement to finance its acquisition program.

              Major investing activities during the twelve months ended December 31, 1996 included the acquisition of several companies. In the Oil & Gas Services Division, three operations were acquired. The assets of Production Test, Inc. a well testing service company, and Culberson Well Service, Inc., an oilfield service company, were purchased for $1.5 million and $1.4 million, respectively. The Company also acquired the outstanding stock of three affiliated companies operating under the name of Inland Rigs. The acquired operations, which are predominantly involved in plugging wells in the inland waters of Louisiana, were merged into the Division's plug and abandon business. The Company issued 164,101 shares of common stock valued at $24.38 per share for the acquired companies. The Specialty Chemicals Division completed two acquisitions in 1996. The stock of Industrias Sulfamex was purchased for $8.1 million. Sulfamex is located in Tampico, Mexico and manufactures manganese-based chemicals. The Company also acquired the stock of Wilchem, a major marketer of mold and mildew preventative products, for $7.5 million. All of these cash acquisitions were funded by drawing against the Company's line-of-credit. Other investing activities include a $1.1 million additional investment in the Company's 50% owned RETEC-TETRA joint venture. Finally, the Company has continued to lease significant additional bromine reserves in close proximity to its Magnolia, Arkansas plant.

              Capital expenditures during the twelve months ended December 31, 1996 totaled approximately $12.1 million, a significant portion of which was associated with the major expansion of the Lake Charles plant. The expanded dry calcium chloride facility began start-up operations in late 1995 with de-bottlenecking continuing during the first and second quarters of 1996. The Company also acquired a 26,000 square foot building which will accommodate a new technical center for both divisions. The new facility, which will also provide for pilot plant activities, will be occupied in the first quarter of 1997. The Company's plant at Fairbury, Nebraska was also expanded to improve the manufacturing process and provide enhanced mineral extraction from its raw material sources. These improvements will provide better utilization of raw materials and reduce by-products. Additional expenditures were incurred to acquire oil and gas blending and filtration equipment, plug and abandon rig equipment and speciality chemicals transportation and distribution equipment.

              The Company believes that its existing funds, cash generated by operation, funds available under its bank line-of-credit, as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies, and vendor financing will be sufficient to meet its current and anticipated operations and its anticipated capital expenditures through 1997 and thereafter.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

              The financial statements of the Company and its subsidiaries required to be included in this Item 8 are set forth in Item 14 of this Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              The information required by Item 304 of Regulation S-K is not applicable to the Company.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

              The information relating to the identification, business experience and directorships of each director and nominee for director of the Company required by Item 401 of Regulation S-K, and presented in the section entitled "Election of Directors-Directors and Nominees for Director" of the Company's Proxy Statement for the annual meeting of stockholders on May 23, 1997, is hereby incorporated by reference. See Item 4A for information relating to the identification and business experience of the Company's executive officers.

ITEM 11.   EXECUTIVE COMPENSATION.

              The information relating to the cash compensation of directors and officers required by Item 402 of Regulation S-K and presented in the sections entitled "Election of Directors-Director Compensation" and "Election of Directors-Compensation of Executive Officers" of the Company's Proxy Statement for the annual meeting of stockholders on May 23, 1997, is hereby incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

              The information relating to security ownership required by Item 403 of Regulation S-K, which is presented in the sections entitled "Voting Securities" and "Election of Directors-Directors and Nominees for Director" of the Company's Proxy Statement for the annual meeting of stockholders on May 23, 1997, is hereby incorporated by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

              The information required by Item 404 of Regulation S-K is not applicable to the Company.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    1.     Financial Statements of the Company

                                                                                                         PAGE
                                                                                                         ----
              Report of Independent Auditors                                                              F-1

              Consolidated Balance Sheets at December 31, 1996 and 1995                                   F-2

              Consolidated Statements of Operations for the years                                         F-4
                     ended December 31, 1996, 1995, and 1994

              Consolidated Statements of Stockholders' Equity for the
                     years ended December 31, 1996, 1995, and 1994                                        F-5

              Consolidated Statements of Cash Flows for the years
                     ended December 31, 1996, 1995, and 1994                                              F-6

              Notes to Consolidated Financial Statements                                                  F-8



(a)    2.     Financial Statement Schedule*


                    Schedule                  Description                                                Page
                    --------                  -----------                                                ----
                      VIII         Valuation and Qualifying Accounts                                      S-1

              * All other schedules are omitted as they are not required, or are not applicable, or the required information is included in the financial statements or notes thereto.


(a)       3.  List of Exhibits

              3.1 Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              3.2 Bylaws, as amended (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.1 Asset Purchase Agreement dated as of May 13, 1988 between the Dow Chemical Company and TETRA-Chlor, Inc (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.2 Asset Sale and Purchase Agreement dated as of February 28, 1989 among TETRA-Chlor, Inc., TETRA Technologies, Inc., Texas United Chemical Corporation and Texas United Corporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.3 Registration Rights Agreement dated May 4, 1989 by and among TETRA Technologies, Inc. and certain stockholders listed therein (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.4 Loan Agreement dated August 30, 1990 between TETRA Technologies, Inc. and NCNB Texas National Bank (filed as an exhibit to the Company's Registration Statement on Form S-1 (33- 39154) and incorporated herein by reference).

              10.5 Promissory Note (Revolving Line-of-credit) dated August 30, 1990 from TETRA Technologies, Inc. to NCNB Texas National Bank (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).
              10.6 Promissory Note (Installment) dated December 28, 1990 from TETRA Technologies, Inc. to NCNB Texas National Bank (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).
              10.7 Loan and Security Agreement dated as of April 15, 1988 between TETRA Technologies, Inc. and Metlife Capital Corporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.8 Term Note dated April 15, 1988 from TETRA Technologies, Inc. to Metlife Capital Corporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.9* TETRA Technologies, Inc. 1990 Stock Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.10 TETRA Technologies, Inc. 401(K) Retirement Plan (effective November 1, 1990) (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).
              10.11 Sales Agreement dated June 25, 1987 between Shell Chemical Company and TETRA Resources, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.12 Purchase Order No. N21553 dated October 1, 1989 from TETRA Chemicals to Kaskaskia Stone Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.13 Purchase Order No. N21554 dated October 1, 1989 from TETRA Chemicals to Kaskaskia Stone Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.14 Letter Agreement dated September 1, 1989 between Synergy Fluids, a division of Ameribrom, Inc. and TETRA Resources, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.15 Optional Supply Agreement dated February 15, 1989 between Ethyl Corporation and TETRA Technologies, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.16 Service Agreement dated July 18, 1990 between TETRA Technologies, Inc. and Inland Steel Co. (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).
              10.17 Milpark/TETRA Joint Venture Agreement dated May 24, 1991 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).
              10.18 Agreement Between TETRA Technologies, Inc. TETRA (U.K.) Limited, Severn Trent plc and TETRA Europe Limited effective October 1, 1991 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).
              10.19 Severn Trent Water License Agreement effective February 5, 1992 Between TETRA Technologies, Inc. and TETRA Europe Limited and Severn Trent Water Limited (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).
              10.20 TETRA Know-How Transfer Agreement effective October 1, 1991 Between TETRA Technologies, Inc. and TETRA Europe Limited (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).
              10.21 PhoStrip Know-How Transfer Agreement effective October 1, 1991 Between TETRA Technologies, Inc. and TETRA Europe Limited (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).
              10.22 Amendments 1 and 2 to Loan Agreement dated August 30, 1990 between TETRA Technologies, Inc. and NationsBank (formerly NCNB Texas National Bank) (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

              10.23         Formation Agreement and Regulations of RETEC-TETRA,
                            Limited Liability Co., dated July 28, 1992 (filed
                            as an exhibit to the Company's Form 10-K for the
                            year ended December 31, 1992 and incorporated
                            herein by reference).
              10.24         Agreement dated November 28, 1994 between Olin
                            Corporation and TETRA-Chlor, Inc.  Certain portions
                            of this exhibit have been omitted pursuant to a
                            confidential treatment request filed with the
                            Securities and exchange Commission (filed as an
                            exhibit to the Company's Form 10-K for the year
                            ended December 31, 1994 and incorporated herein by
                            reference).
              10.25         Employment Agreement dated April 1, 1996 with Allen
                            T. McInnes (filed as an exhibit to the Company's
                            Form 10-Q for the three months ended June 30, 1996
                            and incorporated herein by reference.)
              10.26         Employment Agreement dated April 1, 1996 with
                            Michael L. Jeane (filed as an exhibit to the
                            Company's Form 10-Q for the three months ended June
                            30, 1996 and incorporated herein by reference.)
              10.27         Long-term Supply Agreement with Bromine Compounds
                            Ltd. Certain portions of this exhibit have been
                            omitted pursuant to a confidential treatment
                            request filed with the Securities and Exchange
                            Commission.
              21            Subsidiaries of the Company.
              23            Consent of Ernst & Young, LLP

____________________

*Management contract or compensatory plan.


(b)    Reports on Form 8-K: None

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        TETRA TECHNOLOGIES, INC.


Date:  March 22, 1997                   BY:    /s/Allen T. McInnes
                                        ----------------------------------------
                                        Allen T. McInnes, President


              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         SIGNATURE                                        TITLE                                DATE
         ---------                                        -----                                ----
/s/J. Taft Symonds                                     Chairman of                         March 22, 1997
--------------------------------                 the Board of Directors
J. Taft Symonds



/s/Allen T. McInnes                                 Allen T. McInnes                      March 22, 1997
--------------------------------                 President and Director
Allen T. McInnes                              (Principal Executive Officer)



/s/Geoffrey M. Hertel                              Geoffrey M. Hertel                     March 22, 1997
-------------------------------           Chief Financial Officer and Director
Geoffrey M. Hertel                            (Principal Financial Officer)



/s/Bruce A. Cobb                                      Bruce A. Cobb                       March 22, 1997
--------------------------------                  Corporate Controller
Bruce A. Cobb                                (Principal Accounting Officer)



/s/Paul D. Coombs                                       Director                          March 22, 1997
------------------------------
Paul D. Coombs



/s/Tom H. Delimitros                                    Director                          March 22, 1997
------------------------------
Tom H. Delimitros



/s/Stephen T. Harcrow                                   Director                          March 22, 1997
------------------------------
Stephen T. Harcrow



/s/Thomas H. Wentzler                                   Director                          March 22, 1997
-------------------------------
Thomas H. Wentzler

                         REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
TETRA Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP


Houston, Texas
February 19, 1997

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                       DECEMBER 31,
                                                                ------------------------
                                                                  1996           1995
                                                                ---------      ---------
ASSETS

Current Assets:
  Cash and cash equivalents ..................................  $   2,829      $   7,510
  Trade accounts receivable, net of allowance for doubtful
     accounts of $1,266 in 1996 and $1,568 in 1995 ...........     43,768         33,042
  Costs and estimated earnings in excess
     of billings on incomplete contracts .....................      1,410          1,443
  Inventories ................................................     24,360         16,309
  Deferred tax assets ........................................      1,676          1,451
  Prepaid expenses and other current assets ..................      2,083          1,604
                                                                ---------      ---------
      Total Current Assets ...................................     76,126         61,359

Property, Plant and Equipment:
  Land and building ..........................................      8,428          7,890
  Machinery and equipment ....................................     43,477         33,465
  Automobiles and trucks .....................................      5,276          4,099
  Chemical plants ............................................     45,014         31,370
  Construction in progress ...................................      5,409          3,255
                                                                ---------      ---------
                                                                  107,604         80,079
  Less accumulated depreciation and amortization .............    (35,436)       (25,471)
                                                                ---------      ---------
     Net Property, Plant and Equipment .......................     72,168         54,608

Other Assets:
  Patents and licenses, net of accumulated amortization
     of $750 in 1996 and $673 in 1995 ........................        460            519
  Investments in joint ventures ..............................      5,928          4,189
  Cost in excess of net assets acquired, net of accumulated
     amortization of $964 in 1996 and $552 in 1995 ...........     17,381          3,944
  Other, net of accumulated amortization
     of $1,218 in 1996 and $669 in 1995 ......................      6,443          5,302
                                                                ---------      ---------
      Total Other Assets .....................................     30,212         13,954
                                                                ---------      ---------

                                                                $ 178,506      $ 129,921
                                                                =========      =========

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)





                                                                                                                   DECEMBER 31,
                                                                                                               --------------------
                                                                                                                 1996        1995
                                                                                                               --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings .................................................................................     $  2,202    $  2,262
   Trade accounts payable ................................................................................       22,618      18,554
   Accrued expenses ......................................................................................        9,085       8,811
   Billings in excess of costs and estimated
      earnings on incomplete contracts ...................................................................          567          44
   Current portion of all long-term debt and
      capital lease obligations ..........................................................................        4,256       1,600
                                                                                                               --------    --------
         Total Current Liabilities .......................................................................       38,728      31,271

Long-term debt, less current portion .....................................................................       23,853       3,377
Capital lease obligations, less current portion ..........................................................          835         502
Deferred income taxes ....................................................................................        6,687       4,977
Other liabilities ........................................................................................          381         508

Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.01 per share:
     40,000,000 shares authorized, with 13,069,396
       shares issued and outstanding in 1996 and
       12,809,580 shares issued and outstanding in 1995 ..................................................          131         128
   Additional paid-in capital ............................................................................       67,811      62,691
   Cumulative translation  adjustment ....................................................................          387         (89)
   Retained earnings .....................................................................................       39,693      26,556
                                                                                                               --------    --------
       Total Stockholders' Equity ........................................................................      108,022      89,286
                                                                                                               --------    --------



                                                                                                               $178,506    $129,921
                                                                                                               ========    ========



                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)





                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                            1996           1995           1994
                                                          ---------      ---------      ---------
Revenues:
   Product sales ....................................     $ 125,932      $  86,958      $  68,581
   Services .........................................        34,858         26,510         19,925
                                                          ---------      ---------      ---------
     Total Revenues .................................       160,790        113,468         88,506

Cost of Revenues:
   Cost of product sales ............................        87,775         59,363         48,843
   Cost of services .................................        24,371         16,450         10,603
                                                          ---------      ---------      ---------
     Total Cost of Revenues .........................       112,146         75,813         59,446
                                                          ---------      ---------      ---------
       Gross Profit .................................        48,644         37,655         29,060

General and administrative ..........................        27,863         24,225         21,098
                                                          ---------      ---------      ---------
       Operating Income .............................        20,781         13,430          7,962

Interest expense ....................................        (1,250)          (159)          (363)

Interest income .....................................           198            959            558
Undistributed earnings (loss) of joint ventures .....           522            (47)           580

Other income, net ...................................           257            377            241
                                                          ---------      ---------      ---------
Income before Income Taxes ..........................        20,508         14,560          8,978

Provision for income taxes ..........................         7,371          5,194          2,920
                                                          ---------      ---------      ---------
       Net Income ...................................     $  13,137      $   9,366      $   6,058
                                                          =========      =========      =========

Income per common and common
   equivalent share .................................     $    0.97      $    0.72      $    0.48
                                                          =========      =========      =========
Weighted average common and common
   equivalent shares outstanding ....................        13,545         13,069         12,693
                                                          =========      =========      =========



                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)





                                                                       ADDITIONAL     RETAINED     CUMULATIVE        TOTAL
                                                            COMMON       PAID-IN      EARNINGS    TRANSLATION     STOCKHOLDERS'
                                                            STOCK        CAPITAL      (DEFICIT)    ADJUSTMENT        EQUITY
                                                            -----        -------      ---------    ----------        ------
Balance at December 31, 1993 ............................ $     126     $  60,132     $  11,132                    $  71,390


   Net income for 1994 ..................................                                 6,058                        6,058

   Cumulative translation adjustment ....................                                                 (48)           (48)

   Exercise of common stock options .....................                     178                                        178

   Common stock issued for acquisition ..................                      55                                         55

   Tax benefit upon exercise of certain non-qualified
      and incentive stock options .......................                      54                                         54
                                                          ---------     ---------     ---------     ---------      ---------

Balance at December 31, 1994 ............................       126        60,419        17,190           (48)        77,687

Net Income for 1995 .....................................                                 9,366                        9,366

Cumulative translation adjustment .......................                                                 (41)           (41)

Exercise of common stock options ........................         1           599                                        600

Tax benefit upon exercise of certain non-qualified
     and incentive stock options ........................                      96                                         96

Common stock issued for acquisitions ....................         1         1,577                                      1,578
                                                          ---------     ---------     ---------     ---------      ---------

Balance at December 31, 1995 ............................       128        62,691        26,556           (89)     $  89,286


Net Income for 1996 .....................................                                13,137                       13,137

Cumulative translation adjustment .......................                                                 476            476

Exercise of common stock options ........................         1           815                                        816

Tax benefit upon exercise of certain non-qualified
     and incentive stock options ........................                     307                                        307

Common stock issued for acquisitions ....................         2         3,998                                      4,000
                                                          ---------     ---------     ---------     ---------      ---------

Balance at December 31, 1996 ............................ $     131     $  67,811     $  39,693     $     387      $ 108,022
                                                          =========     =========     =========     =========      =========




                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)






                                                                                YEAR ENDED DECEMBER 31,
                                                                          ------------------------------------
                                                                            1996          1995          1994
                                                                          --------      --------      --------
Operating Activities:
   Net income ........................................................... $ 13,137      $  9,366      $  6,058
   Adjustments to reconcile net income to net cash provided:
     Depreciation and amortization ......................................    8,343         6,059         4,640
     Undistributed earnings of joint ventures ...........................     (524)           47          (580)

     Provision for deferred income taxes ................................    1,024           121         1,072
     Provision for doubtful accounts ....................................      453           123           189
     Gain on sale of property, plant and equipment ......................        2           (78)         (171)

     Changes in operating assets and liabilities, net of effects from acquisition of subsidiaries:
        Trade accounts receivable .......................................   (8,869)       (4,184)       (3,060)

        Costs and estimated earnings in excess of billings
          on incomplete contracts .......................................       33          (287)         (102)

        Inventories .....................................................   (6,491)       (2,111)          188

        Prepaid expenses and other current assets .......................     (364)         (461)         (270)

        Trade accounts payable and accrued expenses .....................      588         7,790         2,140
        Billings in excess of costs and estimated earnings
          on incomplete contracts .......................................      523          (298)         (125)

        Other ...........................................................      231            85           123
                                                                          --------      --------      --------
        Net cash provided by operating activities .......................    8,086        16,172        10,102
                                                                          --------      --------      --------

Investing Activities:
   Payments received on notes receivable ................................       23           422           585
   Purchases of property, plant and equipment ...........................  (12,113)      (18,096)       (4,887)

   Sale of marketable securities ........................................       --         4,854         4,904
   Investment in joint venture ..........................................   (1,075)           --          (615)

   Purchase 50% of net assets of INTEQ/TETRA,
     net of cash acquired of $2,678 .....................................       --            --        (5,844)

   Business combinations, net of cash acquired ..........................  (18,087)       (1,684)       (1,145)

   Proceeds from sale of property, plant and equipment ..................      218           215           543
   (Increase) in other assets ...........................................     (779)       (2,132)          (83)
                                                                          --------      --------      --------
      Net cash provided (used) by investing activities .................. $(31,813)     $(16,421)     $ (6,542)
                                                                          ========      ========      ========





                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)





                                                                            YEAR ENDED DECEMBER 31,
                                                                      ------------------------------------
                                                                        1996          1995          1994
                                                                      --------      --------      --------
Financing Activities:
   Proceeds from long-term debt and exercised stock options ........  $ 24,216      $    728      $    211
   Net repayment and borrowings under short-term credit lines ......       (60)          (64)           --

   Principal payments on long-term debt and
     capital lease obligations .....................................    (5,110)       (1,308)       (2,223)
                                                                      --------      --------      --------
     Net cash used by financing activities .........................    19,046          (644)       (2,012)
                                                                      --------      --------      --------
   Increase (decrease) in cash .....................................    (4,681)         (893)        1,548
                                                                      --------      --------      --------
Cash and cash equivalents at beginning of period ...................     7,510         8,403         6,855
                                                                      --------      --------      --------
Cash and cash equivalents at end of period .........................  $  2,829      $  7,510      $  8,403
                                                                      ========      ========      ========




Supplemental Cash Flow Information:
    Capital lease obligations incurred .............................  $    983      $    516      $    726
    Capital lease obligations terminated ...........................  $    498      $    235      $    107
    Interest paid ..................................................  $  1,426      $    585      $    393
    Taxes paid .....................................................  $  5,633      $  2,354      $  1,647





                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996


NOTE A -- ORGANIZATION AND OPERATIONS OF THE COMPANY

    TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc., its subsidiaries, and their predecessors and subsidiaries.

    TETRA is a specialty inorganic chemical company selling products, services and process technologies to a variety of markets, including oil and gas, agriculture and environmental services. The Company's Specialty Chemicals Division manufactures, recycles and markets certain specialty chemicals for various industrial, agricultural and food industry uses. Among other things, the division converts low-cost chemical by-products produced by other chemical plants into high-quality commercial products, which are marketed by the Company.

    The Company's Oil & Gas Services Division markets chemicals produced by the Chemicals Division to the oil and gas industry for use in well completion and workover operations in both domestic and international markets. They also provide substantial fluid engineering, on-site fluid management and handling, filtration, and other services.


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Company's investment in joint venture is stated at cost plus equity in undistributed earnings. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

    The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. Inventories consist of finished products.

Financial Instruments

    The fair value of the Company's financial instruments which includes cash, accounts receivable, short-term borrowings and long-term debt approximate their carrying amounts. Financial instruments which subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's policy is to evaluate, prior to shipment, each customer's financial condition and determine the amount of open credit to be extended. The Company will require the appropriate, additional collateral as security for credit amounts in excess of approved limits. The trade receivables include activity with oil and gas companies, municipalities and other industrial companies.

Long-Term Contracts

    The Company recognizes revenues and expenses from long-term construction contracts using the percentage of completion method applying the cost to cost method. These revenues and expenses are included in service revenues and cost of revenues. Under this method, the Company recognizes as profit that proportion of the total anticipated profit which the cost of work completed bears to estimated total cost of the work covered by the contract. As contracts extend over one year, revisions of cost and profit estimates are made periodically and are reflected in the accounting period in which they are determined. If the estimate of total costs indicates a loss, the total anticipated loss is recognized immediately. Revenues and expenses from rental and service contracts are recognized on a time and material basis.

Property, Plant and Equipment

    Property, plant, and equipment are stated at the cost of assets acquired. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance are charged to operations as incurred. For financial reporting purposes, the Company provides for depreciation using the straight-line method over the estimated useful lives of assets which are as follows:

    Building  . . . . . . . . . . . . . . . . . .         25 years
    Machinery and equipment. . . . . . . . .  . .   5 and 10 years
    Automobiles and trucks  . . . . . . . . . . .          4 years
    Chemical plants . . . . . . . . . . . . . . .         15 years

    For income tax purposes, the Company provides for depreciation using accelerated methods. Capitalized interest charged to construction projects for the years ended December 31, 1996, 1995 and 1994 was $176,000, $450,000 and
$30,000, respectively.

Patents and Licenses

    Patents and licenses are stated on the basis of cost and are amortized over the estimated useful lives generally ranging from 14 to 20 years.

Income Taxes

    The Company computes income tax expense using the liability method. Under this method, deferred tax liabilities or assets are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using tax rates and laws that are in effect at year end.

Stock Compensation

        The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and continues to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Note L to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1995 and 1996 if the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

Income per Common and Common Equivalent Share

    Income per common and common equivalent share is computed using the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Common stock equivalents consist of stock options (calculated using the treasury stock and if converted methods, as applicable during the periods such instruments were outstanding). A reconciliation of the common shares used in the computations of income per common and common equivalent shares is presented in Note M. Fully diluted earnings per share are not presented because the result is not materially dilutive.

Foreign Currency Translation

    The accounts of the Company's foreign operations are translated into United States dollars in accordance with SFAS No. 52. The U.S. dollar is the designated functional currency for all of the Company's foreign operations, except for those in the United Kingdom and Norway, where the British pound and the Norwegian Kroner are the functional currency. The cumulative translation effects of translating balance sheet accounts from the functional currency into the U.S. dollar at current exchange rates are included as a separate component of shareholders' equity.

Use of Estimates

    Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

    Certain previously reported financial information has been reclassified to conform to the current year's presentation.

    Related Party Transactions

    The Company recorded sales and services rendered to unconsolidated joint ventures of $1,201,000, $726,000, and $625,000 in 1996, 1995 and 1994,
respectively.

Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

    In March 1995, the FASB issued Statement No.121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of Statement 121 in the first quarter of 1996 had no effect on the financial statements.

Revenue Recognition

    Revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered with appropriate provisions for uncollectible accounts.

NOTE C -- ACQUISITIONS

    All acquisitions by the Company have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a preliminary determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and amortized over 20 years. Pro forma information for these acquisitions has not been presented as such amounts are not material.

    In the fourth quarter 1996, the Company acquired the outstanding stock of three affiliated companies operating under the name of Inland Rigs. The acquired operations, which are predominantly involved in plugging wells in the inland waters of Louisiana, were merged into TETRA's plug and abandon oil and gas well service business. The Company issued 164,101 shares of common stock valued at $24.38 per share for the acquired companies. The purchase agreement also provides for additional purchase price consideration to be paid in the common stock of the Company, contingent upon future incremental profits of the Inland Rig's operations over the next two years. The fair market value of any additional shares issued under this agreement will be capitalized as additional purchase price. The excess of purchase price over the book value of net assets acquired was approximately $4.4 million.

    The Company also consummated two additional acquisitions for cash during the fourth quarter. The assets of Production Test, Inc., a well testing service company, were purchased for $1.5 million. These assets were merged into TETRA's domestic onshore service operations in the Oil & Gas Services Division. The Company also acquired the stock of Wilchem Corporation for approximately $7.5 million. Wilchem Corporation is a major marketer of mold and mildew preventative products and will be integrated into the Specialty Chemicals Division's operations. The excess of the purchase price over the book value of the net assets acquired of Wilchem Corporation was approximately $7.1 million.

    In the second quarter 1996, the Company acquired the outstanding stock of Industrias Sulfamex, S.A. de C.V. ("Sulfamex") for approximately $8.1 million. The excess of the purchase price over the book value of the net assets acquired was approximately $2.2 million. Sulfamex is a Mexican corporation that produces certain manganese-based chemicals for distribution, predominantly into U.S. markets and was integrated into the Specialty Chemicals Division's operations.

    In the first quarter 1996, the Company purchased the assets of Culberson Well Service, Inc. for approximately $1.4 million. Culberson Well Service, Inc. is an oilfield services company providing services along the Gulf Coast. The assets purchased consisted of machinery and equipment.

        In the fourth quarter 1995, the Company purchased American MicroTrace Corporation ("AMT") for 119,068 shares of common stock; the shares were valued at $13.25 per share. The purchase agreement also provides for additional purchase price considerations, to be paid in Company stock, contingent upon future incremental profits of AMT through October 31, 1997. The fair market value of any additional shares issued under this agreement will be capitalized as additional purchase price. AMT is predominately a manufacturer and marketer of specialty chemicals, most notably zinc sulfate and manganese sulfate. The excess of purchase price over the book value of net assets acquired was approximately $.9 million.

NOTE D -- ACCOUNTING FOR WASTE TREATMENT CONTRACTS

        The following summarizes waste treatment contracts in progress at December 31, 1996 and 1995.

                                                                     DECEMBER 31,
                                                                ----------------------
                                                                    (IN THOUSANDS)
                                                                  1996          1995
                                                                --------      --------
Costs and estimated earnings incurred
  on contracts in progress ................................     $ 12,664      $  7,899

Less applicable billings ..................................      (11,821)       (6,500)
                                                                --------      --------

                                                                $    843      $  1,399
                                                                ========      ========



        These amounts are included in the accompanying consolidated balance sheets as follows:

                                                                   DECEMBER 31,
                                                              --------------------
                                                                  (IN THOUSANDS)
                                                                1996         1995
                                                              -------      -------
Costs and estimated earnings in excess of
  billings on incomplete contracts ......................     $ 1,410      $ 1,443

Billings in excess of costs and estimated
  earnings on incomplete contracts ......................        (567)         (44)
                                                              -------      -------

                                                              $   843      $ 1,399
                                                              =======      =======



        Receivables under contractual retainage provisions aggregated approximately $129,000 and $110,000 at December 31, 1996 and 1995, respectively. Substantially all retainage receivables are expected to be collected within one year.


NOTE E -- INVESTMENTS IN JOINT VENTURES

        The Company owns a 50% interest in RETEC-TETRA, a joint venture with TETRA and Remediation Technologies, Inc. (RETEC). The joint venture markets RETEC's proprietary thermal desorption process and TETRA's process technologies to petroleum refineries.

NOTE F -- LONG-TERM DEBT AND OTHER BORROWINGS

          Long-term debt consists of the following:

                                                                                         DECEMBER 31,
                                                                                    ----------------------
                                                                                        (IN THOUSANDS)
                                                                                      1996          1995
                                                                                    --------      --------
General purpose unsecured, revolving line-of-credit
  for $30 million.  Borrowings as of 12/31/96
  accrued interest at LIBOR plus 1% .............................................   $ 23,405            --

Installment note with a 10.48% interest rate, payable $62,626 monthly and due in May 1998. The note is secured and fully serviced by a tolling fee of
  $62,626 payable to
  the Company monthly for five years ............................................        930      $  1,547

Term note payable to bank is secured by a lien on realty and a security agreement on personal property. On June 13, 1995, the Company exercised its option to convert to a market interest rate of 8.58% for the remainder of the agreement. Interest is payable monthly. The principal is
  payable in monthly installments of $44,118 through June 1, 2001 ...............      2,382         2,912

Other ...........................................................................        875           151
                                                                                    --------      --------
                                                                                      27,592         4,610
Less current portion ............................................................     (3,739)       (1,233)
                                                                                    --------      --------

   Total long-term debt .........................................................   $ 23,853      $  3,377
                                                                                    ========      ========


        Scheduled maturities for the next five years and thereafter as of December 31, 1996 are as follows (in thousands):

                  1997  . . . . . . . . . . . . . . . . . . . . .   $  3,739
                  1998  . . . . . . . . . . . . . . . . . . . . .        453
                  1999  . . . . . . . . . . . . . . . . . . . . .     23,400
                  2000  . . . . . . . . . . . . . . . . . . . . .         --
                  2001  . . . . . . . . . . . . . . . . . . . . .         --
                  Thereafter  . . . . . . . . . . . . . . . . . .         --
                                                                    --------
                                                                    $ 27,592
                                                                    ========

         As of December 31, 1996, the Company has a $30 million working line-of-credit. Subsequent to year end, this line was expanded to $60 million maturing on October 31, 1999. At December 31, 1996, approximately $2.6 million was available on the $30 million line, while $4 million was committed on outstanding letter of credits.

         The Company through its subsidiary, American MicroTrace ("AMT"), has a revolving working capital agreement with a bank and may borrow up to the sum of 80% of qualifying accounts receivable and 50% of inventories of AMT, but not to exceed $2,500,000. Interest is payable monthly at rates that vary from quarter to quarter based on AMT's financial performance. The interest rate in effect for the period ended December 31, 1996 was the bank's prime rate of 8.25%. Borrowings under the agreement are secured by a lien on realty and a security agreement on personal property. Subsequent to year end, this line-of-credit was paid off and closed with funds from the Company's existing credit line.

NOTE G -- LEASES

         The Company leases automobiles and trucks, transportation equipment, office space, and machinery and equipment. The automobile and truck leases, which are for three and five years and expire at various dates through 2000, are classified as capital leases. The machinery and equipment leases, which vary from three to five year terms and expire at various dates through 2001, are also classified as capital leases. The office leases, which vary from one to five year terms expiring at various dates through 2001 and are renewable for three and five year periods at similar terms, are classified as operating leases. Transportation equipment leases expire at various dates through 2000 and are classified as operating leases.

         The automobile and truck leases, office leases, and machinery and equipment leases require the Company to pay all maintenance and insurance costs.

         Property, plant, and equipment includes the following amounts for leases that have been capitalized:

                                                                   DECEMBER 31,
                                                              --------------------
                                                                  (IN THOUSANDS)
                                                               1996         1995
                                                              -------      -------
Automobiles and trucks ....................................   $ 1,338      $ 1,172
Less accumulated amortization .............................      (497)        (570)
                                                              -------      -------
                                                                  841          602
                                                              =======      =======

Machinery and equipment ...................................     1,312          825
Less accumulated amortization .............................      (880)        (767)
                                                              -------      -------
                                                              $   432      $    58
                                                              =======      =======

        Amortization of these assets is computed using the straight-line method over the terms of the leases and is included in depreciation and amortization expense.

        Future minimum lease payments by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following at December 31, 1996:

                                                      CAPITAL     OPERATING
                                                      LEASES       LEASES
                                                      ------       ------
                                                         (IN THOUSANDS)
1997 ...............................................  $   740      $ 1,598
1998 ...............................................      527          961
1999 ...............................................      275          583
2000 ...............................................       87          207
2001 ...............................................        2           30
                                                      -------      -------
Total minimum lease payments .......................    1,631      $ 3,379
                                                                   =======
Amount representing interest .......................     (279)

Present value of net minimum lease payments ........    1,352
Less current portion ...............................      517
                                                      -------

     Total long-term portion .......................  $   835
                                                      =======

        Rental expense for all operating leases was $2,819,000, $2,071,000 and $1,918,000 in 1996, 1995 and 1994, respectively.

NOTE H -- INCOME TAXES

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:

       Deferred Tax Assets:                         1996         1995
                                                   -------      -------
                                                      (IN THOUSANDS)

Deferred gains ...............................     $   447      $   471
Tax inventory over book ......................         734          385
Allowance for doubtful accounts ..............         474          608
Inventory reserves and accruals ..............         755          926
State tax credit carryforward ................         460          460
Net operating loss carryforward ..............         673           --
All other, net ...............................          (4)         215
                                                   -------      -------
    Total deferred tax assets ................       3,539        3,065
Valuation reserve ............................        (227)        (376)
                                                   -------      -------
    Net deferred tax assets ..................     $ 3,312      $ 2,689
                                                   =======      =======



       Deferred Tax Liabilities:                     1996       1995
                                                    ------     ------
                                                      (IN THOUSANDS)
Tax over book depreciation .......................  $7,117     $5,043
Goodwill amortization ............................     902        915
Deferred income from joint venture ...............     151        158
Tax over book amortization of other intangibles ..     144         --
All other ........................................       9         99
                                                    ------     ------
Total deferred tax liability .....................  $8,323     $6,215
                                                    ------     ------

Net deferred tax liability .......................  $5,011     $3,526
                                                    ======     ======


       Federal and state income taxes for years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                                    (IN THOUSANDS)
                                                               1996       1995       1994
                                                              ------     ------     ------
CURRENT
  Federal ..................................................  $3,281     $3,465     $1,331
  State ....................................................     459        574         99
  Foreign ..................................................   2,607      1,034        418
                                                              ------     ------     ------
                                                               6,347      5,073      1,848

DEFERRED
  Federal ..................................................     942         17        994
  State ....................................................      82        104         78
                                                              ------     ------     ------
                                                               1,024        121      1,072


  Total tax provision ......................................  $7,371     $5,194     $2,920
                                                              ======     ======     ======

  A reconciliation of the provision for income taxes computed by applying the federal statutory rate for the years ended December 31, 1996, 1995 and 1994 to income before income taxes and the reported income taxes is as follows:

                                                               1996         1995         1994
                                                              -------      -------      -------
                                                                                (IN THOUSANDS)
Income tax provision computed at statutory
  federal income tax rates .................................  $ 6,972      $ 4,950      $ 3,053
State income taxes (net of federal benefit) ................      303          379          116
Research and development tax credit ........................     (100)        (350)        (500)
Permanent differences ......................................      181          109          126
Other ......................................................       15          106          125
                                                              -------      -------      -------
                                                              $ 7,371      $ 5,194      $ 2,920
                                                              =======      =======      =======

         The provision for deferred income taxes reflects temporary differences between financial and tax reporting related to the following items:

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                       (IN THOUSANDS)
                                                               1996          1995        1994
                                                              -------      -------      -------
Depreciation ...............................................  $ 1,185      $   195      $   759
Deferred income from joint venture .........................        6           98         (204)
Deferred gain ..............................................        7         (116)          --

Capital loss carry forward .................................       --           45           48
Notes receivable reserves ..................................       19         (198)          83
Allowance for doubtful accounts and  inventory reserves ....     (184)         383          509
Accruals ...................................................      198         (282)        (162)
Net operating loss carryforward ............................     (131)          --
All other temporary differences ............................      (76)          (4)          39
                                                              -------      -------      -------
                                                              $ 1,024      $   121      $ 1,072
                                                              =======      =======      =======


NOTE I - ACCRUED LIABILITIES

         Accreud liabilities are detailed as follows:

                                                               1996       1995
                                                               ----       ----
                                                                (IN THOUSANDS)

Compensation and employee benefits .........................  $3,420     $2,757
Taxes payable ..............................................   1,888      2,304
Transportation and distribution costs ......................     575        614
Plant operating costs ......................................     595         92
Other accrued liabilities ..................................   2,607      3,044
                                                              ------     ------

                                                              $9,085     $8,811
                                                              ======     ======

NOTE J -- COMMITMENTS AND CONTINGENCIES

         The Company, its subsidiaries and other related companies are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the financial statements.

NOTE K -- CAPITAL STOCK

         The Company's Restated Certificate of Incorporation authorizes the Company to issue 40,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, no par value. The voting, dividend and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by the Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

         The Board of Directors of the Company is empowered, without approval of the stockholders, to cause shares of preferred stock to be issued in one or more series and to establish the number of shares to be included in each such series and the rights, powers, preferences and limitations of each series. Because the Board of Directors has the power to establish the preferences and rights of each series, it may afford the holders of any series of preferred stock preferences, powers and rights, voting or otherwise, senior to the rights of holders of common stock. The issuance of the preferred stock could have the effect of delaying or preventing a change in control of the Company. The Board of Directors has no present plans to issue any of the preferred stock.

         Upon dissolution or liquidation of the Company, whether voluntary or involuntary, holders of common stock will be entitled to receive all assets of the Company available for distribution to its stockholders, subject to any preferential rights of any then outstanding preferred stock.


NOTE L -- INCENTIVE STOCK OPTION PLAN

         In 1985, the Company adopted the TETRA Technologies, Inc. 1985 Incentive Stock Option Plan (the "1985 Plan"). In February 1990, the 1985 Plan was amended to change the name of the 1985 Plan to the TETRA Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan") and change the number and type of options that could be granted.

         In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the "Director's Plan"). The purpose of the Plan is to enable the Company to attract and retain qualified individuals who are not employees of the Company to serve as directors.

         The following is a summary of stock option activity for the years ended December 31, 1994, 1995 and 1996:

                                                       SHARES       WEIGHTED
                                                    UNDER OPTION AVERAGE PRICE
                                                      (000'S)      PER SHARE
                                                    ------------ -------------
Outstanding at December 31, 1993 ...................     844      $    7.74
                                                                  =========

   Options granted .................................     491           8.71
   Options canceled ................................     (82)          9.89

   Options exercised ...............................     (60)          3.01
                                                       -----
Outstanding at December 31, 1994 ...................   1,193           8.24

   Options granted .................................      57          12.61
   Options canceled ................................     (62)          7.87

   Options exercised ...............................     (92)          6.54
                                                       -----
Outstanding at December 31, 1995 ...................   1,096           8.75

                                                      SHARES         WEIGHTED
                                                   UNDER OPTION    AVERAGE PRICE
                                                      (000'S)        PER SHARE
                                                   ------------    -------------
   Options granted .................................   1,152          16.90
   Options canceled ................................     (27)         14.11

   Options exercised ...............................    (100)          8.96
                                                      ------
Outstanding at December 31, 1996 ...................   2,121         $12.97
                                                      ======         ======


        The exercise price of the options outstanding at December 31, 1996 range from $5.88 to $21.63 per share. At December 31, 1996, 1995 and 1994, there were 273,000, 381,000 and 366,000 shares, respectively, reserved for future grants under the 1990 Plan. At December 31, 1996, 50,000 shares were reserved for future grants under the Director's Plan. As of December 31, 1996, there were 1,001,000 options outstanding which were exercisable under the 1990 Plan and 43,000 options exercisable under the Director's Plan.

        At December 31, 1996, the maximum number of shares authorized for issuance under the 1990 Plan was 3,000,000 shares of common stock. Incentive options may only be granted until December 31, 1999. As of February 28, 1997, 2,613,000 incentive stock options, 120,000 nonqualified options and no SARs had been granted under the 1990 Plan. The maximum number of shares of common stock which may be issued pursuant to options granted under the Director's Plan is 100,000. As of February 28, 1997, 55,000 options had been granted and were outstanding under the Director's Plan.

           The Company has adopted Statement of Financial Accounting Standards
(SFAS) No. 123 "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                                      1996          1995
                                                      ----          ----
Net Income - as reported ........................  $  13,137     $   9,366
                                                   =========     =========
Net Income - pro forma ..........................  $  12,491     $   9,323
                                                   =========     =========

Earnings per share - as reported ................  $    0.97     $    0.72
                                                   =========     =========
Earnings per share - pro forma ..................  $    0.92     $    0.71
                                                   =========     =========

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; expected stock price volatility 38.2%, expected life of options 4.3 years, risk-free interest rate 6.00% and expected dividend yield 0.00%. The weighted average fair value of options granted during 1996 and 1995 was $6.81 and $5.05 per share, respectively. The pro forma effect on net income for 1996 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.


NOTE M -- INCOME PER SHARE

        The following is a reconciliation of the common shares outstanding with the number of shares used in the computations of income per common and common equivalent share:

                                                                   YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                       (IN THOUSANDS)
                                                                 1996       1995       1994
                                                                ------     ------     ------
Number of weighted average common shares outstanding .........  12,870     12,673     12,554
Acquisitions .................................................       3         20          6
Assumed exercise of stock options ............................     672        376        133
                                                                ------     ------     ------

Weighted average common and common
  equivalent shares outstanding ..............................  13,545     13,069     12,693
                                                                ======     ======     ======

NOTE N -- GEOGRAPHIC INFORMATION AND INDUSTRY SEGMENTS

        Summarized financial information concerning the geographic areas in which the Company operated at December 31, 1996, 1995 and 1994 is presented below.

(IN THOUSANDS)

                                         UNITED   EUROPE &
                                         STATES    AFRICA    OTHER  ELIMINATIONS  TOTAL
                                         ------    ------    -----  ------------  -----
1996 OPERATIONS BY GEOGRAPHIC AREA:
Revenues from unaffiliated customers:
    Sales ............................. $ 96,454  $ 19,088  $ 10,390  $          $125,932
    Service and rentals ...............   30,321     1,936     2,601               34,858
    Transfers between geographic areas       589       320     1,151    (2,060)        --
                                        --------  --------  --------  --------   --------
    Total revenue ..................... $127,364  $ 21,344  $ 14,142  $ (2,060)  $160,790
                                        ========  ========  ========  ========   ========

    Operating income .................. $ 10,258  $  7,326  $  3,197             $ 20,781
                                        ========  ========  ========  ========   ========

    Identifiable assets ............... $149,842  $ 20,040  $ 19,906  $(11,282)  $178,506
                                        ========  ========  ========  ========   ========

1995 OPERATIONS BY GEOGRAPHIC AREA:
Revenues from unaffiliated customers:
    Sales ............................. $ 68,712  $ 13,119  $  5,127        --   $ 86,958
    Service and rentals ...............   23,196     1,552     1,762        --     26,510
    Transfers between geographic areas       966       258       149    (1,373)        --
                                        --------  --------  --------  --------   --------
    Total revenue ..................... $ 92,874  $ 14,929  $  7,038  $ (1,373)  $113,468
                                        ========  ========  ========  ========   ========

    Operating income .................. $  9,213  $  2,575  $  1,642             $ 13,430
                                        ========  ========  ========  ========   ========

    Identifiable assets ............... $114,625  $ 16,618  $  8,648  $ (9,970)  $129,921
                                        ========  ========  ========  ========   ========

1994 OPERATIONS BY GEOGRAPHIC AREA:
Revenues from unaffiliated customers:
    Sales ............................. $ 59,128  $  7,245  $  2,208  $     --   $ 68,581
    Service and rentals ...............   19,247        37       641        --     19,925
    Transfers between geographic areas       619       656        --    (1,275)        --
                                        --------  --------  --------  --------   --------
    Total revenue ..................... $ 78,994  $  7,938  $  2,849  $ (1,275)  $ 88,506
                                        ========  ========  ========  ========   ========

    Operating income .................. $  5,836  $  1,491  $    635             $  7,692
                                        ========  ========  ========  ========   ========

    Identifiable assets ............... $ 89,824  $ 11,382  $  6,222  $ (5,291)  $102,137
                                        ========  ========  ========  ========   ========



         Transfers between geographic areas are priced at the estimated fair value of the products or services negotiated between the selling and receiving units.

         In 1996 and 1995, two customers accounted for more than 10% of consolidated revenues. Revenues from these customers were $20.7 million and $15.9 million in 1996 and $20.5 million and $15.2 million in 1995. No single customer accounted for more than 10% of consolidated revenues in 1994.

NOTE O -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

        Summarized quarterly financial data for 1996 and 1995 are as follows (in thousands, except per share data):



                                                      THREE MONTHS ENDED 1996
                                         -----------------------------------------------
                                         MARCH 31      JUNE 30  SEPTEMBER 30 DECEMBER 31
                                         --------      -------  ------------ -----------
Total Revenue .......................... $34,194      $ 36,710     $45,158    $44,728

Gross Profit ...........................  10,480        11,705      11,888     14,571

Net Income .............................   2,811         2,905       3,333      4,088

Net earnings per share ................. $  0.21       $  0.22     $  0.25    $  0.30




                                                       THREE MONTHS ENDED 1995
                                         ----------------------------------------------------
                                         MARCH 31       JUNE 30   SEPTEMBER 30    DECEMBER 31
                                         --------       -------   ------------    -----------
Total Revenue .......................... $25,267       $26,075       $28,423       $33,703

Gross Profit ...........................   8,398         8,645         9,221        11,391

Net Income .............................   1,942         1,965         2,437         3,022

Net earnings per share ................. $  0.15       $  0.15       $  0.19       $  0.23

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                          ADDITIONS
                                                   ------------------------

                                                                    CHARGED
                                    BALANCE AT       CHARGED       TO OTHER                   BALANCE AT
                                    BEGINNING        TO COSTS      ACCOUNTS-    DEDUCTIONS       END
                                    OF PERIOD      AND EXPENSES    DESCRIBE      DESCRIBE     OF PERIOD
                                    ---------      ------------    --------      --------     ---------
Year Ended December 31, 1994:

  Allowance for doubtful accounts      $  682      $  189       $  373 (2)     $ (267)(1)       $  977


  Allowance for current portion of
    notes and other receivables           726                                                      726

  Allowance for noncurrent portion of
    notes and other receivables         1,237                     (861)(2)(3)                      376
                                       ------      ------       ------         ------           ------

               Totals . . .            $2,645      $  189       $ (488)        $ (267)          $2,079
                                       ======      ======       ======         ======           ======

Year Ended December 31, 1995:

  Allowance for doubtful accounts      $  977      $  123       $  548 (2)     $  (80)(1)       $1,568


  Allowance for current portion of
    notes and other receivables           726                     (726)(2)
                                       ------      ------       ------         ------           ------

  Allowance for noncurrent portion of
    notes and other receivables           376                     (376)(2)


               Totals . . .            $2,079      $  123       $ (554)        $  (80)          $1,568
                                       ======      ======       ======         ======           ======


Year Ended December 31, 1996:

  Allowance for doubtful accounts      $1,568      $  453                      $ (755)(1)       $1,266
                                       ======      ======       ======         ======           ======


---------------

(1)  Uncollectible accounts written off, net of recoveries.
(2)  Recovery of previously reserved noncurrent receivable.
(3)  Litigation settlement reclassification.

                               INDEX TO EXHIBITS

            Exhibit
            Number                            Description
            -------                           -----------

              3.1 Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              3.2 Bylaws, as amended (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.1 Asset Purchase Agreement dated as of May 13, 1988 between the Dow Chemical Company and TETRA-Chlor, Inc (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.2 Asset Sale and Purchase Agreement dated as of February 28, 1989 among TETRA-Chlor, Inc., TETRA Technologies, Inc., Texas United Chemical Corporation and Texas United Corporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.3 Registration Rights Agreement dated May 4, 1989 by and among TETRA Technologies, Inc. and certain stockholders listed therein (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.4 Loan Agreement dated August 30, 1990 between TETRA Technologies, Inc. and NCNB Texas National Bank (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).
              10.5 Promissory Note (Revolving Line-of-credit) dated August 30, 1990 from TETRA Technologies, Inc. to NCNB Texas National Bank (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).
              10.6 Promissory Note (Installment) dated December 28, 1990 from TETRA Technologies, Inc. to NCNB Texas National Bank (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).
              10.7 Loan and Security Agreement dated as of April 15, 1988 between TETRA Technologies, Inc. and Metlife Capital Corporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.8 Term Note dated April 15, 1988 from TETRA Technologies, Inc. to Metlife Capital Corporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.9* TETRA Technologies, Inc. 1990 Stock Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.10 TETRA Technologies, Inc. 401(K) Retirement Plan (effective November 1, 1990) (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).
              10.11 Sales Agreement dated June 25, 1987 between Shell Chemical Company and TETRA Resources, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
              10.12 Purchase Order No. N21553 dated October 1, 1989 from TETRA Chemicals to Kaskaskia Stone Company (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).

              10.13         Purchase Order No. N21554 dated October 1, 1989
                            from TETRA Chemicals to Kaskaskia Stone Company
                            (filed as an exhibit to the Company's Registration
                            Statement on Form S-1 (33-33586) and incorporated
                            herein by reference).
              10.14         Letter Agreement dated September 1, 1989 between
                            Synergy Fluids, a division of Ameribrom, Inc. and
                            TETRA Resources, Inc. (filed as an exhibit to the
                            Company's Registration Statement on Form S-1
                            (33-33586) and incorporated herein by reference).
              10.15         Optional Supply Agreement dated February 15, 1989
                            between Ethyl Corporation and TETRA Technologies,
                            Inc. (filed as an exhibit to the Company's
                            Registration Statement on Form S-1 (33-33586) and
                            incorporated herein by reference).
              10.16         Service Agreement dated July 18, 1990 between TETRA
                            Technologies, Inc. and Inland Steel Co. (filed as
                            an exhibit to the Company's Registration Statement
                            on Form S-1 (33-39154) and incorporated herein by
                            reference).
              10.17         Milpark/TETRA Joint Venture Agreement dated May 24,
                            1991 (filed as an exhibit to the Company's Form
                            10-K for the year ended December 31, 1991 and
                            incorporated herein by reference).
              10.18         Agreement Between TETRA Technologies, Inc. TETRA
                            (U.K.) Limited, Severn Trent plc and TETRA Europe
                            Limited effective October 1, 1991 (filed as an
                            exhibit to the Company's Form 10-K for the year
                            ended December 31, 1991 and incorporated herein by
                            reference).
              10.19         Severn Trent Water License Agreement effective
                            February 5, 1992 Between TETRA Technologies, Inc.
                            and TETRA Europe Limited and Severn Trent Water
                            Limited (filed as an exhibit to the Company's Form
                            10-K for the year ended December 31, 1991 and
                            incorporated herein by reference).
              10.20         TETRA Know-How Transfer Agreement effective October
                            1, 1991 Between TETRA Technologies, Inc. and TETRA
                            Europe Limited (filed as an exhibit to the
                            Company's Form 10-K for the year ended December 31,
                            1991 and incorporated herein by reference).
              10.21         PhoStrip Know-How Transfer Agreement effective
                            October 1, 1991 Between TETRA Technologies, Inc.
                            and TETRA Europe Limited (filed as an exhibit to
                            the Company's Form 10-K for the year ended December
                            31, 1991 and incorporated herein by reference).
              10.22         Amendments 1 and 2 to Loan Agreement dated August
                            30, 1990 between TETRA Technologies, Inc. and
                            NationsBank (formerly NCNB Texas National Bank)
                            (filed as an exhibit to the Company's Form 10-K for
                            the year ended December 31, 1992 and incorporated
                            herein by reference).
              10.23         Formation Agreement and Regulations of RETEC-TETRA,
                            Limited Liability Co., dated July 28, 1992 (filed
                            as an exhibit to the Company's Form 10-K for the
                            year ended December 31, 1992 and incorporated
                            herein by reference).
              10.24         Agreement dated November 28, 1994 between Olin
                            Corporation and TETRA-Chlor, Inc.  Certain portions
                            of this exhibit have been omitted pursuant to a
                            confidential treatment request filed with the
                            Securities and exchange Commission (filed as an
                            exhibit to the Company's Form 10-K for the year
                            ended December 31, 1994 and incorporated herein by
                            reference).
              10.25         Employment Agreement dated April 1, 1996 with Allen
                            T. McInnes (filed as an exhibit to the Company's
                            Form 10-Q for the three months ended June 30, 1996
                            and incorporated herein by reference.)
              10.26         Employment Agreement dated April 1, 1996 with
                            Michael L. Jeane (filed as an exhibit to the
                            Company's Form 10-Q for the three months ended June
                            30, 1996 and incorporated herein by reference.)
              10.27         Long-term Supply Agreement with Bromine Compounds
                            Ltd. Certain portions of this exhibit have been
                            omitted pursuant to a confidential treatment
                            request filed with the Securities and Exchange
                            Commission.
              21            Subsidiaries of the Company.
              23            Consent of Ernst & Young, LLP.
              27            Financial Data Schedule

____________________

*Management contract or compensatory plan.