Form 10-Q
period 1997-03-31
TETRA TECHNOLOGIES INC
filed 1997-05-15
CIK 844965

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                 For the quarterly period ended March 31, 1997

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
                           Yes    X       No   .
                                 ---        ---

         As of May 2, 1997 there were 13,121,493 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

                   TETRA Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                        Three Months Ended March 31,
                                        ----------------------------
                                            1997           1996
                                        ------------- --------------
($ Thousands)
Revenues:
     Product sales                       $   33,984   $   26,478
    Services                                 12,882        7,716
                                         ----------   ----------
        Total Revenues                       46,866       34,194
Cost of Revenues:
    Cost of product sales                    23,731       18,254
    Cost of services                          9,339        5,460
                                         ----------   ----------
        Total Cost of Revenues               33,070       23,714
                                         ----------   ----------
        Gross Profit                         13,796       10,480

General and Administrative Expense            7,976        6,162
                                         ----------   ----------
          Operating  Income                   5,820        4,318

Interest Expense                                680           24
Interest Income                                  53           45
Equity in Earnings from Joint Ventures          120           55
Other Income                                    361          119
                                         ----------   ----------
          Income Before Income Taxes .        5,674        4,513

Provision for Income Taxes                    2,058        1,702
                                         ----------   ----------
         Net Income                      $    3,616   $    2,811
                                         ==========   ==========

Net Income per Common and
     Common Equivalent Share             $     0.26   $     0.21
                                         ==========   ==========

Weighted Average Common and Common
  Equivalent Shares Outstanding              14,149       13,329
                                         ==========   ==========


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets



                                                                  March 31,   December 31,
($ Thousands)                                                       1997         1996
                                                                 ----------   ------------
                                                                    (Unaudited)
ASSETS
Current Assets:
      Cash and cash equivalents                                  $   8,288    $   2,829
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,514 in 1997 and $1,266 in 1996                39,983       43,768
     Costs and estimated earnings in excess of billings
       on incomplete contracts                                       1,967        1,410
     Inventories                                                    27,821       24,360
     Deferred tax assets                                             1,429        1,676
     Prepaid expenses and other current assets                       2,815        2,083
                                                                 ---------    ---------
          Total Current Assets                                      82,303       76,126

Property, Plant and Equipment:
     Land and building                                               8,534        8,428
     Machinery and Equipment                                        45,676       43,477
     Automobiles and trucks                                          6,397        5,276
     Chemical plants                                                45,043       45,014
     Construction in progress                                        9,807        5,409
                                                                 ---------    ---------
                                                                   115,457      107,604
     Less accumulated depreciation and amortization                (37,496)     (35,436)
                                                                 ---------    ---------
          Net Property, Plant, and Equipment                        77,961       72,168

Other Assets:
     Patents and licenses, net of accumulated amortization
       of $769 in 1997 and $750 in 1996                                441          460
     Investment in Joint Ventures                                    5,657        5,928
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,191 in 1997 and $964 in 1996              17,245       17,381
     Notes receivable, less current portion                            219           --
     Other, net of accumulated amortization of $1,236 in 1997
       and $1,218 in 1996                                            6,215        6,443
                                                                 ---------    ---------
          Total Other Assets                                        29,777       30,212
                                                                 ---------    ---------
                                                                 $ 190,041    $ 178,506
                                                                 =========    =========


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                               March 31, December 31,
($ Thousands)                                                    1997       1996
                                                              ---------- ------------
                                                              (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Short-term borrowings                                   $       -- $    2,202
     Trade accounts payable                                       24,903     22,618
     Accrued expenses                                             10,009      9,085
     Billings in excess of costs and estimated
       earnings on incomplete contracts                              401        567
     Current portions of all long-term debt and capital
       lease obligations                                           1,535      4,256
                                                              ---------- ----------
          Total Current Liabilities                               36,848     38,728


Long-term Debt, less current portion                              33,729     23,853
Capital Lease Obligations, less current portion                      837        835
Deferred Income Taxes                                              6,687      6,687
Other liabilities                                                    101        381

Commitments and contingencies

Stockholders' Equity:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 13,121,493 shares
       issued and outstanding in 1997 and 13,069,396 shares
       issued and outstanding in 1996                                131        131
     Additional paid-in capital                                   68,318     67,811
     Cumulative Translation Adjustment                                81        387
     Retained earnings                                            43,309     39,693
                                                              ---------- ----------
          Total Stockholders' Equity                             111,839    108,022
                                                              ---------- ----------
                                                              $  190,041 $  178,506
                                                              ========== ==========


                 See Notes to Consolidated Financial Statements

                   TETRA Technologies, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flows



                                                                  Three Months Ended March 31,
                                                                  ----------------------------
($ Thousands)                                                         1997            1996
                                                                  ------------    ------------
Operating Activities:
  Net Income                                                       $     3,616    $     2,811
  Adjustments to reconcile net income to net cash
   provided by operating activities :
     Depreciation and amortization                                       2,536          1,785
     Undistributed (earnings) losses from joint venture                   (120)           (55)
     Provision for deferred income taxes                                   155            303
     Provision for doubtful accounts                                       115            114
     (Gain)  on sale of property, plant and equipment                     (154)            (2)
     Changes in operating assets and liabilities,
       net of assets acquired :
        Trade accounts receivable                                        3,670         (1,845)
        Costs and estimated earnings in excess
           of billings on incomplete contracts                            (557)          (717)
        Inventories                                                     (3,461)        (2,250)
        Prepaid expenses and other current assets                         (723)          (354)
        Trade accounts payable and accrued expenses                      3,209             40
        Billings in excess of costs and estimated
           earnings on incomplete contracts                               (166)            33
        Other                                                             (740)          (547)
                                                                   -----------    -----------
     Net cash  provided  by operating activities                         7,380           (684)
                                                                   -----------    -----------
Investing Activities:
  Purchases of property, plant and equipment                            (7,769)        (4,494)
  Acquisition of businesses, net of cash acquired                            0         (1,400)
  Payments from notes receivable                                             0              7
  Proceeds from sale of property, plant and equipment                      430             42
                                                                   -----------    -----------
     Net cash used by investing activities                              (7,339)        (5,845)
                                                                   -----------    -----------
Financing Activities:
  Net repayments and borrowings from short-term credit lines            (2,202)         1,573
  Proceeds from long-term debt and capital
    lease obligations                                                   10,207            291
  Principal payments on long-term debt and capital
    lease obligations                                                   (3,094)          (414)
  Proceeds from sale of common stock and exercised stock options           507            103
                                                                   -----------    -----------
     Net cash used by financing activities                               5,418          1,553
                                                                   -----------    -----------
Increase (Decrease) in cash and cash equivalents                         5,459         (4,976)
Cash & Investments at Beginning of Period                                2,829          7,510
                                                                   -----------    -----------
Cash & Investments at End of Period                                $     8,288    $     2,534
                                                                   ===========    ===========

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

         The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1996.

         For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

         Interest paid on debt during the three months ended March 31, 1997 and 1996 was $680,000 and $201,000, respectively.

         Income tax payments made during the three months ended March 31, 1997 and 1996 were $123,000 and $543,000, respectively.

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

NOTE C - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30
                                                              ----------------------------------
                                                                  1997                  1996
                                                              ------------          ------------
Weighted average number
  of common shares outstanding  . . . . . . . . . . .           13,121,493            12,826,678

Assumed exercise of stock options . . . . . . . . . .            1,027,873               502,297
                                                              ------------          ------------

Weighted average common and common
  equivalent shares outstanding . . . . . . . . . . .           14,149,366            13,328,975
                                                                ==========            ==========


         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first quarter of 1997, the average market price of $25.58 was used.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months March 31, 1997 compared with three months ended March 31, 1996.

         Total revenues for the quarter ended March 31, 1997 were $46.9 million compared to $34.2 million in the prior period, an increase of $12.7 million or 37.1%. Revenues from the Oil & Gas Services Division were up approximately 24% over the prior quarter. Well abandonment operations contributed significantly as recently acquired equipment provided better than anticipated utilization. International operations, however, were adversely affected by severe weather in the North Sea which curtailed work for three weeks during the quarter. Specialty Chemicals Division revenues were up approximately 64% over 1996 reflecting substantial contributions from two prior year acquisitions;
Sulfamex , a Mexican manufacturer of manganese sulfate, and Wilchem, a producer of mold and mildew desiccants. However, the division's dry calcium chloride sales for snow and ice removal were below anticipated levels for the quarter due to the mild winter weather experienced along the East Coast.

         Gross profits were $13.8 million in the 1997 quarter compared to $10.5 million in the 1996 quarter, for an increase of $3.3 million or 31.4%. Gross profit as a percentage of revenues decreased from 30.6% in 1996 to 29.4% in 1997. The decrease in gross profit percentage is attributable to changes in product mix.

         General and administrative expenses were $8.0 million in 1997 compared to $6.2 million in 1996. The inclusion of acquired operations accounted for a significant portion of this increase. General and administrative expenses as a percentage of revenues continued to drop from 18% in 1996 to 17% in 1997.

         Operating income for the quarter ended March 31, 1997 was $5.8 million, up $1.5 million or 34.9% from $4.3 million in 1996. This increase is the combined result of a gross margin increase of $3.9 million due to increased volume and a $0.6 million decrease due the lower gross margin rates, offset by a $1.8 million increase in general and administration expenses.

         Interest expense increased during the current quarter due in part to the capitalization of 1996 interest in conjunction with the Lake Charles plant expansion. Additionally, long-term debt has increased by over $30 million in the past twelve months in support of the Company's acquisition program resulting in increased interest expense.

         Net income after taxes for the three months ended March 31, 1997 was $3.6 million versus $2.8 million in 1996, an increase of $0.8 million or 28.6%. Net income per share was $0.26 in the 1997 quarter on 14,149,000 weighted average common and common equivalent shares outstanding compared to earnings in 1996 of $0.21 based on 13,329,000 weighted average common and common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash and cash equivalents, increased to $37.2 million at March 31, 1997 compared to $34.6 million at December 31, 1996. Inventories increased $3.5 million principally in dry calcium chloride as a result of lower than anticipated first quarter sales and in oil and gas operations in response to increased drilling activity. Trade receivables decreased $3.7 million primarily in the international oil and gas area. Trade payables and accrued expenses increased during the period by $3.2 million . Oil and gas operations accounted for a substantial portion of this change as increased inventory levels and capital equipment were acquired. Short term borrowings and current portion of long term debt decreased by nearly $5.0 million, as the Company reduced its cost of capital by refinancing the long-term debt and working capital loans of its American MicroTrace subsidiary.

         The Company has announced its intention to augment internal growth with acquisitions. The emphasis of these purchases has been and will continue to be in areas where TETRA has technological leadership or existing distribution channels such as acids, metals, agricultural products, bromine products or oil and gas services. To fund this acquisition program, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by NationsBank. As of March 31, 1997, the Company has $2.4 million in letters of credit and $33.4 million in long-term debt outstanding against a $60 million line-of-credit, leaving a net availability of $24.2 million. Subsequent to the end of the quarter, the Company extended the terms of this line-of-credit from $60 to $120 million maturing in 1999. In addition to this expanded line, the Company has 4.8 million shares of TETRA common stock available under a shelf registration statement to finance its acquisition program.

         Capital expenditures during the three months ended March 31, 1997 totaled approximately $7.8 million. Significant components include additional process equipment at the Company's American MicroTrace subsidiary and production equipment for the Oil and Gas Services Division's well abandonment and production testing operations.

         The Company believes that its existing funds, cash generated by operations, funds available under its bank line-of-credit, as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies, and vendor financing will be sufficient to meet its current and anticipated operations and its anticipated capital expenditures through 1997 and thereafter.

PENDING ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 of $.02 and $.01 per share, respectively. The calculation of fully diluted earnings per share for these quarters is not expected to change from reported amounts as a result of Statement 128.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

         Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. The Company identifies the following important risk factors, which could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements:

         Markets

         The Company's operations are materially dependent on the level of oil and gas well completion and workover activity, both in the United States and internationally. Such activity level is affected both by short-term and long-term trends in oil and gas prices. In recent years, oil and gas prices and, therefore, the level of well completion and workover activity, have been volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, have contributed to, and are likely to continue to contribute to, price volatility. Any prolonged reduction in oil and gas prices may depress the level of well completion and workover activity and result in a corresponding decline in the demand for the Company's products and services and, therefore, have a material adverse effect on the Company's revenues and profitability.

         Much of the Company's growth strategy, particularly in its specialty chemicals operations, depends upon its ability to sell its products in markets in which it is not now well-established and to customers it does not now serve. There is no assurance that the Company's efforts to penetrate these markets will be successful.

         Competition

         The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company competes with numerous companies in its speciality chemicals and oil and gas operations and with numerous companies in its process technologies operations. Many of the Company's competitors have substantially greater financial and other resources than the Company. To the extent these competitors offer comparable products or services at lower prices, or higher quality and more cost-effective products or services, the Company's business could be materially adversely affected.

         Supply of Raw Materials

         The Company sells a variety of clear brine fluids, including brominated clear brine fluids such as calcium bromide, zinc bromide and sodium bromide, and other brominated products, some of which are manufactured by the Company and some of which are purchased from third parties. The Company also sells calcium chloride, as a clear brine fluid and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to the Company's revenues. In its manufacture of calcium chloride, the Company uses hydrochloric acid and other raw materials purchased from third parties. In its manufacture of brominated products, the Company uses hydrobromic acid and other raw materials purchased from third parties.
The Company acquires brominated products from a variety of third party suppliers. The Company believes that its supplies of brominated products and hydrobromic and hydrochloric acid are currently adequate, and the Company has taken steps to protect itself from future shortages. However, if the Company were unable to acquire the brominated products or hydrobromic or hydrochloric acid or any other raw material supplies for a prolonged period, the Company's business could be materially adversely affected.

         Potential Liability for Environmental Operations; Environmental Regulation

         The Company's operations are subject to extensive and evolving Federal, state and local laws and regulatory requirements, including permits, relating to environmental affairs, health and safety, waste management and chemical products. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both.
Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants to scrutiny. The Company's business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although the Company maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to environmental damage or pollution. The Company maintains specific environmental liability insurance for only one of its plants. Although the Company believes that it conducts its operations prudently and that it minimizes its exposure to such risks, the Company could be materially adversely affected by an enforcement proceeding or a claim that was not covered or was only partially covered by insurance.

         In addition to increasing the Company's risk of environmental liability, the promulgation of stricter environmental laws, regulations and enforcement policies has accelerated the growth of some of the markets served by the Company. Even though the Company's future business success is not dependent on increased regulation of environmental matters, decreased regulation and enforcement could materially adversely affect the demand for the types of systems offered by the Company's process technologies operations and, therefore, materially adversely affect the Company's business.

         Risks Related to Acquisitions and Internal Growth

         The Company's aggressive growth strategy includes both internal growth and growth by acquisitions. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. Internal growth requires both financial and management resources as well as hiring additional personnel. The Company's operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations or is unable to hire adequate personnel. Future acquisitions by the Company could also result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt or contingent liabilities and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company's future operating results and financial position.

         Reliance on Significant Customers

         In 1995 and 1996 two customers accounted for more than 10% of the Company's consolidated revenues. Combined revenues from these customers were approximately $35 million in 1995 and 1996. The loss of any of these customers could have a material adverse effect on the Company's sales revenues.

         Weather Related Factors

         Demand for the Company's Oil and Gas Services Division's products and services are subject to seasonal fluctuation due in part to weather conditions, which cannot be predicted. Demand for the Company's Chemical Division's products, especially calcium chloride used for ice and snow melt and its agricultural products, also fluctuates due to weather conditions. The Company's operating results may vary from quarter to quarter depending on weather conditions in applicable areas in the United States and in international markets.

         Risks Related to Gross Margin

         The Company's operating results in general, and gross margin percentage in particular, are functions of the product mix sold in any period. Other factors, such as unit volumes, heightened price competition, changes in sales and distribution channels, shortages in raw materials due to timely supplies or ability to obtain items at reasonable prices, and availability of skilled labor, may also continue to affect the cost of sales and the fluctuation of gross margin percentages in future periods.

         Patent and Trade Secret Protection

         The Company owns numerous patents, patent applications and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of its proprietary rights.
In addition, independent third parties may develop competitive or superior technologies.

         Dependence on Personnel

         The Company's success depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The success of the Company will depend on the ability of the Company to attract and retain skilled employees. Changes in personnel, therefore, could adversely affect operating results.

         The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to the Company's other filings and reports with the Securities and Exchange Commission, including its recent reports on Forms 10-K and 10-Q, for a further discussion of the Company's business and operations and risks and uncertainties that could cause actual results to differ materially from those contained in forward-looking statements. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company, its subsidiaries and other related companies are named defendants in several of lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

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


                                        TETRA Technologies, Inc.



Date: May 14, 1997                      By: [Geoffrey M. Hertel]
                                           -------------------------------------
                                            Geoffrey M. Hertel
                                           Executive Vice President -
                                           Finance and Administration
                                           (Principal Financial Officer)


Date:  May 14, 1997                     By: [Bruce A. Cobb]
                                           -------------------------------------
                                            Bruce A. Cobb, Corporate Controller
                                               (Principal Accounting Officer)