Form 10-Q
period 1997-06-30
TETRA TECHNOLOGIES INC
filed 1997-08-14
CIK 844965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1997

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

         As of August 7, 1997 there were 13,204,904 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

ITEM 1.     FINANCIAL STATEMENTS


                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                                JUNE 30,                  JUNE 30,
                                           -------------------     -------------------
                                             1997        1996        1997        1996
                                           -------     -------     -------     -------
($ THOUSANDS)
Revenues:
    Product sales                          $35,515     $29,287     $69,499     $55,765
    Services                                16,883       7,423      29,765      15,139
                                           -------     -------     -------     -------
        TOTAL REVENUES                      52,398      36,710      99,264      70,904
Cost of Revenues:
    Cost of product sales                   25,216      19,993      48,947      38,247
    Cost of services                        11,950       5,012      21,289      10,472
                                           -------     -------     -------     -------
        Total Cost of Revenues              37,166      25,005      70,236      48,719
                                           -------     -------     -------     -------
        GROSS PROFIT                        15,232      11,705      29,028      22,185

General and Administrative Expense           8,760       7,053      16,736      13,215
                                           -------     -------     -------     -------
          OPERATING INCOME                   6,472       4,652      12,292       8,970

Interest Expense                               616         290       1,296         314
Interest Income                                 54          33         107          78
Equity in Earnings from Joint Ventures         103         182         223         237
Other Income                                   136          62         497         181
                                           -------     -------     -------     -------
          INCOME BEFORE INCOME TAXES         6,149       4,639      11,823       9,152

Provision for Income Taxes                   2,486       1,734       4,544       3,436
                                           -------     -------     -------     -------
         NET INCOME                        $ 3,663     $ 2,905     $ 7,279     $ 5,716
                                           =======     =======     =======     =======

NET INCOME PER COMMON AND
     COMMON EQUIVALENT SHARE               $  0.26     $  0.22     $  0.52     $  0.43
                                           =======     =======     =======     =======

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING             14,066      13,492      14,107      13,410
                                           =======     =======     =======     =======


                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                                    JUNE 30,     DECEMBER 31,
($ THOUSANDS)                                                         1997          1996
                                                                   ---------      ---------
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                     $   7,727      $   2,829
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,267 in 1997 and $1,266 in 1996                  43,424         43,768
     Costs and estimated earnings in excess of billings
       on incomplete contracts                                         2,308          1,410
     Inventories                                                      32,302         24,360
     Deferred tax assets                                               1,588          1,676
     Prepaid expenses and other current assets                         3,771          2,083
                                                                   ---------      ---------
          Total Current Assets                                        91,120         76,126

PROPERTY, PLANT AND EQUIPMENT:
     Land and building                                                10,350          8,428
     Machinery and Equipment                                          48,184         43,477
     Automobiles and trucks                                            7,694          5,276
     Chemical plants                                                  45,328         45,014
     Construction in progress                                         14,204          5,409
                                                                   ---------      ---------
                                                                     125,760        107,604
     Less accumulated depreciation and amortization                  (39,410)       (35,436)
                                                                   ---------      ---------
          Net Property, Plant, and Equipment                          86,350         72,168

OTHER ASSETS:
     Patents and licenses, net of accumulated amortization
       of $788 in 1997 and $750 in 1996                                  422            460
     Investment in Joint Ventures                                      5,762          5,928
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,445 in 1997 and $964 in 1996                18,918         17,381
     Other, net of accumulated amortization of $1,355 in 1997
       and $1,218 in 1996                                              7,100          6,443
                                                                   ---------      ---------
          Total Other Assets                                          32,202         30,212
                                                                   ---------      ---------
                                                                   $ 209,672      $ 178,506
                                                                   =========      =========


                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS




                                                                 JUNE 30,     DECEMBER 31,
                                                                   1997          1996
                                                               -----------    ------------
($ THOUSANDS)                                                  (Unaudited)

LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                      $      --      $  2,202
     Trade accounts payable                                        24,107        22,618
     Accrued expenses                                              12,295         9,085
     Billings in excess of costs and estimated
       earnings on incomplete contracts                               498           567
     Current portions of all long-term debt and capital
       lease obligations                                            1,628         4,256
                                                                ---------      --------
          Total Current Liabilities                                38,528        38,728


LONG-TERM DEBT, LESS CURRENT PORTION                               45,171        23,853
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                     1,229           835
DEFERRED INCOME TAXES                                               8,825         6,687
OTHER LIABILITIES                                                      --           381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 13,190,220 shares
       issued and outstanding in 1997 and 13,069,396 shares
       issued and outstanding in 1996                                 131           131
     Additional paid-in capital                                    68,834        67,811
     Cumulative Translation Adjustment                                (17)          387
     Retained earnings                                             46,971        39,693
                                                                ---------      --------
          Total Stockholders' Equity                              115,919       108,022
                                                                ---------      --------
                                                                $ 209,672      $178,506
                                                                =========      ========


                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
($ THOUSANDS)                                                                    1997          1996
                                                                               --------      -------
OPERATING ACTIVITIES:
 Net Income                                                                    $  7,279      $ 5,716
 Adjustments to reconcile net income to net cash
  provided by operating activities :
     Depreciation and amortization                                                5,163        3,923
     Undistributed (earnings) losses from joint venture                            (223)        (237)
     Provision for deferred income taxes                                            214          307
     Provision for doubtful accounts                                                (13)         345
     (Gain)  on sale of property, plant and equipment                              (169)         (15)
     Changes in operating assets and liabilities, net of assets acquired :
        Trade accounts receivable                                                   147         (287)
        Costs and estimated earnings in excess
           of billings on incomplete contracts                                     (898)         (16)
        Inventories                                                              (7,942)      (5,773)
        Prepaid expenses and other current assets                                (1,680)        (972)
        Trade accounts payable and accrued expenses                               4,926       (3,037)
        Billings in excess of costs and estimated
           earnings on incomplete contracts                                         (69)         181
        Other                                                                    (1,775)        (981)
                                                                                -------       ------
     Net cash  provided  by operating activities                                  4,960         (846)
                                                                                -------       ------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                    (18,449)      (6,394)
  Acquisition of businesses, net of cash acquired                                    --       (1,400)
  Payments from notes receivable                                                     --           18
  Proceeds from sale of property, plant and equipment                               470          176
                                                                                -------       ------
     Net cash used by investing activities                                      (17,979)      (7,600)
                                                                                -------       ------
FINANCING ACTIVITIES:
  Net repayments and borrowings from short-term credit lines                     (2,202)         (63)
  Proceeds from long-term debt and capital
    lease obligations                                                            22,550        2,575
  Principal payments on long-term debt and capital
    lease obligations                                                            (3,455)        (962)
  Proceeds from sale of common stock and exercised stock options                  1,024          525
                                                                                -------      -------
     Net cash used by financing activities                                       17,917        2,075
                                                                                -------      -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  4,898       (6,371)
CASH & INVESTMENTS AT BEGINNING OF PERIOD                                         2,829        7,510
                                                                                -------      -------
CASH & INVESTMENTS AT END OF PERIOD                                             $ 7,727      $ 1,139
                                                                                =======      =======


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

         Interest paid on debt during the six months ended June 30, 1997 and 1996 was $1,392,000 and $491,000, respectively.

         Income tax payments made during the six months ended June 30, 1997 and 1996 were $2,595,000 and $2,191,000, respectively.

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

NOTE C - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                              THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                    June 30                        June 30
                                                               1997         1996              1997         1996
                                                               ----         ----              ----         ----
Weighted average number
  of common shares outstanding ...........................   13,190,220   12,869,821       13,156,046    12,848,250

Assumed exercise of stock options.........................      875,686      622,026          951,359       562,162
                                                             ----------   ----------       ----------    ----------

Weighted average common and common
  equivalent shares outstanding...........................   14,065,906   13,491,847       14,107,404    13,410,412
                                                             ==========   ==========       ==========    ==========

         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the second quarter of 1997, the average market price of $23.29 was used.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended June 30, 1997 compared with three months ended June 30, 1996.

         Total revenues for the quarter ended June 30, 1997 were $52.4 million compared to $36.7 million in the prior period, an increase of $15.7 million or 42.8%. Revenues from the Oil & Gas Services Division were up approximately 49% over the prior quarter. This division's domestic Gulf Coast onshore operations realized substantial growth during the quarter. The impact of late 1996 acquisitions, added service equipment and additional market penetration have all combined to achieve these increased revenues. The Company continues to expand aggressively in this area, taking advantage of the growing market. Oil and gas international revenues also improved significantly during the quarter. Specialty Chemicals Division revenues were up approximately 30% over second quarter 1996 due to improved dry calcium chloride sales, stronger activity in the process technologies group and contributions from the Wilchem acquisition in late 1996.

         Gross profits were $15.2 million in the 1997 quarter compared to $11.7 million in the 1996 quarter, for an increase of $3.5 million or 29.9%. Gross profit as a percentage of revenues was 29.1% in 1997 versus 31.9% in 1996. The Specialty Chemicals Division's gross profit percentage was down, offsetting a moderate increase by the Oil & Gas Services Division. Operations at the Specialty Chemicals Division's Fairbury, Nebraska plant were disrupted due to site improvements, plant modifications and compliance with E.P.A. requirements. This disruption in the plant operations resulted in lost profits and significant gross margin erosion, which is expected to diminish in the third quarter. The plant is now able to utilize a variety of feedstocks while adhering to strict E.P.A. guidelines regarding the use of certain feedstocks for the production and sale of zinc-based micronutrients for fertilizers.

         General and administrative expenses were $8.8 million in the second quarter of 1997 compared to $7.1 million in the second quarter of 1996. The inclusion of acquired operations accounted for a significant portion of this increase. General and administrative expenses as a percentage of revenues continued to drop from 19% in 1996 to 17% in 1997.

         Operating income for the quarter ended June 30, 1997 was $6.5 million, up $1.8 million or 38.3% from $4.7 million in 1996. This increase is the combined result of a gross margin increase of $5.0 million due to increased volume, a $1.5 million decrease due the lower gross margin rates, and a $1.7 million increase in general and administrative expenses.

         Interest expense increased during the current quarter compared to the prior quarter due to increased long-term debt over the past twelve months in support of the Company's acquisition and internal growth programs.

         Net income after taxes for the three months ended June 30, 1997 was $3.7 million versus $2.9 million in 1996, an increase of $0.8 million or 27.6%. Net income per share was $0.26 in the 1997 quarter on 14,066,000 weighted average common and common equivalent shares outstanding compared to earnings in 1996 of $0.22 based on 13,492,000 weighted average common and common equivalent shares outstanding.

Six months ended June 30, 1997 compared with six months ended June 30, 1996.

          For the period ended June 30, 1997, total revenues were $99.3 million, up $28.4 million or 40.1% over the 1996 period of $70.9 million. The Oil & Gas Services Division's revenues were up approximately 37% over the prior year. This division's well abandonment and production testing businesses have grown substantially over the last six months in response to strong market conditions. This division has also benefited from a domestic offshore market that has remained strong and improved international completion fluid and filtration operations.

The Specialty Chemicals Division's revenues were up approximately 46% over 1996, reflecting substantial contributions from two prior year acquisitions:
Sulfamex, a Mexican manufacturer of manganese sulfate, and Wilchem, a producer of mold and mildew products. The division's dry calcium chloride sales rebounded from the mild winter weather experienced along the East Coast, contributing to the period's improved revenues.

         Gross profits were $29.0 million in the 1997 period compared to $22.2 million in the 1996 period, for an increase of $6.8 million or 30.6%. Gross profit as a percentage of revenues was 29.2% in 1997, down from 31.3% in 1996. The Oil & Gas Services Division's gross profit percentage was comparable to the prior year; however, the Specialty Chemicals Division's gross profit percentage was down due principally to disruptions at the Division's Fairbury, Nebraska plant.

         General and administrative expenses were $16.7 million in the 1997 period compared to $13.2 million in the 1996 period. The addition of personnel in the Oil & Gas Services Division and the inclusion of such expenses from acquired operations in both divisions accounted for a significant portion of this increase. General and administrative expenses as a percentage of revenues continued to drop from 18.6% in 1996 to 16.9% in 1997.

         Operating income for the six months ended June 30, 1997 was $12.3 million, up $3.3 million or 36.7% from $9.0 million in the comparable period of 1996. This increase is attributable to a gross margin improvement of $8.8 million relating to increased volume less $2.0 million from lower gross margin rates, and by increased general and administrative expenses of $3.5 million.

         Interest expense increased during the six month period due in part to capitalized interest in 1996 in conjunction with the Lake Charles plant expansion with no comparable capitalization in 1997. Additionally, the long-term debt has increased by over $38 million in the past twelve months in support of the Company's acquisition and internal growth programs, resulting in increased interest expense.

         Net income after taxes for the first six months of 1997 totaled $7.3 million versus $5.7 million in 1996, an increase of $1.6 million or 28.1%. Net income per share was $0.52 in the 1997 period based on 14,107,000 weighted average common and common equivalent shares outstanding compared to earnings for the comparable 1996 period of $0.43 based on 13,410,000 weighted average common and common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash and cash equivalents, increased to $44.9 million at June 30, 1997 compared to $34.6 million at December 31, 1996. Inventories increased $7.9 million during this period principally in dry calcium chloride, as a result of lower than anticipated first quarter sales and in oil and gas operations in response to increased drilling activity. Trade payables and accrued expenses increased during the period by $4.7 million. Oil and gas operations accounted for a substantial portion of this change, as increased inventory and capital equipment were acquired. Short-term borrowings and current portion of long-term debt decreased by nearly $4.8 million, as the Company reduced its cost of capital by refinancing the long-term debt and working capital loans of its American MicroTrace subsidiary.

         The Company has announced its intention to augment internal growth with acquisitions. To fund this acquisition program, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by NationsBank. As of June 30, 1997, the Company has $2.4 million in letters of credit and $45 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $72.6 million. The line-of-credit matures in 1999. The Company also has 4.8 million shares of TETRA common stock available under a shelf registration statement to finance its acquisition program.

         Capital expenditures during the six months ended June 30, 1997 totaled approximately $18.4 million. Significant components include production equipment for the Oil & Gas Services Division's well abandonment and production testing operations and additional process equipment and plant modifications at the Company's American Microtrace subsidiary.

         The Company believes that its existing funds, cash generated by operations, funds available under its bank line-of-credit, as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies, and vendor financing, will be sufficient to meet its current and anticipated operations and its anticipated capital expenditures through 1997 and thereafter.

PENDING ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended June 30, 1997 and 1996 of $.02 and $.01 per share, respectively, and for the six months ended June 30, 1997 and 1996 of $.03 and $.02 per share, respectively. The calculation of fully diluted earnings per share for these quarters is not expected to change from reported amounts as a result of Statement 128.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

         Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section entitled "Cautionary Statement for Purposes of Forward Looking Statements" contained in the Company's report on Form 10-Q for the quarter ended March 31, 1997.

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

ITEM 6.  EXHIBITS

     (a) Exhibits

              (i) A statement of computation of per share earnings is included in Note C of the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into
                  Part II of this report.

             (ii) 10.31 Credit Agreement dated April 10, 1997 between TETRA
                  Technologies, Inc. and Nationsbank.

               27 Financial Data Schedule

     (b) Reports on Form 8-K:   None

                                   SIGNATURES




           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TETRA Technologies, Inc.



Date: August 14, 1997            By:             [Geoffrey M. Hertel]
                                         -------------------------------------
                                                  Geoffrey M. Hertel
                                              Executive Vice President -
                                              Finance and Administration
                                             (Principal Financial Officer)


Date:  August 14, 1997           By:                [Bruce A. Cobb]
                                          ------------------------------------
                                          Bruce A. Cobb, Corporate Controller
                                            (Principal Accounting Officer)

                               INDEX TO EXHIBITS

          EXHIBIT
          NUMBER                     DESCRIPTION
          -------                    -----------
           (i) A statement of computation of per share earnings is included in Note C of the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into
                  Part II of this report.

          (ii) 10.31 Credit Agreement dated April 10, 1997 between TETRA Technologies, Inc. and Nationsbank.

            27    Financial Data Schedule