Form 10-Q
period 1997-09-30
TETRA TECHNOLOGIES INC
filed 1997-11-13
CIK 844965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


               For the quarterly period ended September 30, 1997

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

     As of November 10, 1997 there were 13,476,488 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

ITEM 1.     FINANCIAL STATEMENTS


                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,                           SEPTEMBER 30,
                                                ---------------------------           ---------------------------
                                                  1997               1996               1997               1996
                                                --------           --------           --------           --------
($ THOUSANDS)
Revenues:
    Product sales                               $ 40,796           $ 34,952           $110,295           $ 90,717
    Services                                      19,647             10,206             49,412             25,345
                                                --------           --------           --------           --------
        TOTAL REVENUES                            60,443             45,158            159,707            116,062
Cost of Revenues:
    Cost of product sales                         32,412             26,111             81,359             64,358
    Cost of services                              12,918              7,159             34,207             17,631
                                                --------           --------           --------           --------
        Total Cost of Revenues                    45,330             33,270            115,566             81,989
                                                --------           --------           --------           --------
        GROSS PROFIT                              15,113             11,888             44,141             34,073

General and Administrative Expense                11,798              6,746             28,534             19,961
                                                --------           --------           --------           --------
        OPERATING  INCOME                          3,315              5,142             15,607             14,112

Interest Expense                                     799                440              2,095                713
Interest Income                                       48                104                155                141
Equity in Earnings from Joint Ventures                67                199                290                436
Other Income                                         252                 61                749                242
                                                --------           --------           --------           --------
        INCOME BEFORE INCOME TAXES                 2,883              5,066             14,706             14,218

Provision for Income Taxes                         1,173              1,733              5,717              5,169
                                                --------           --------           --------           --------
        NET INCOME                              $  1,710           $  3,333           $  8,989           $  9,049
                                                ========           ========           ========           ========

NET INCOME PER COMMON AND
     COMMON EQUIVALENT SHARE                    $   0.12           $   0.25           $   0.63           $   0.67
                                                ========           ========           ========           ========

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                   14,257             13,503             14,158             13,441
                                                ========           ========           ========           ========



                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                        SEPTEMBER 30,    DECEMBER 31,
($ THOUSANDS)                                                               1997             1996
                                                                         ---------        ---------
                                                                        (Unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $   3,555        $   2,829
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,398 in 1997 and $1,266 in 1996                        57,292           43,768
     Costs and estimated earnings in excess of billings
       on incomplete contracts                                               2,721            1,410
     Inventories                                                            35,442           24,360
     Deferred tax assets                                                     1,588            1,676
     Prepaid expenses and other current assets                               3,594            2,083
                                                                         ---------        ---------
          Total Current Assets                                             104,192           76,126

PROPERTY, PLANT AND EQUIPMENT:
     Land and building                                                      12,578            8,428
     Machinery and Equipment                                                73,083           43,477
     Automobiles and trucks                                                 10,004            5,276
     Chemical plants                                                        46,412           45,014
     Construction in progress                                               16,197            5,409
                                                                         ---------        ---------
                                                                           158,274          107,604
     Less accumulated depreciation and amortization                        (50,566)         (35,436)
                                                                         ---------        ---------
          Net Property, Plant, and Equipment                               107,708           72,168

OTHER ASSETS:
     Patents and licenses, net of accumulated amortization
       of $1,173 in 1997 and $750 in 1996                                      731              460
     Investment in Joint Ventures                                               --            5,928
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,553 in 1997 and $964 in 1996                      25,689           17,381
     Other, net of accumulated amortization of $1,475 in 1997
       and $1,218 in 1996                                                    6,884            6,443
                                                                         ---------        ---------
          Total Other Assets                                                33,304           30,212
                                                                         ---------        ---------
                                                                         $ 245,204        $ 178,506
                                                                         =========        =========



                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                      SEPTEMBER 30,           DECEMBER 31,
                                                                          1997                    1996
                                                                       ---------               ---------
($ THOUSANDS)                                                         (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Short-term borrowings                                             $      --               $   2,202
     Trade accounts payable                                               27,100                  22,618
     Accrued expenses                                                     15,159                   9,085
     Billings in excess of costs and estimated
       earnings on incomplete contracts                                      309                     567
     Current portions of all long-term debt and capital
       lease obligations                                                   1,892                   4,256
                                                                       ---------               ---------
          Total Current Liabilities                                       44,460                  38,728


LONG-TERM DEBT, LESS CURRENT PORTION                                      57,897                  23,853
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                            1,362                     835
DEFERRED INCOME TAXES                                                      9,238                   6,687
OTHER LIABILITIES                                                          9,330                     381

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 13,471,689 shares
       issued and outstanding in 1997 and 13,069,396 shares
       issued and outstanding in 1996                                        135                     131
     Additional paid-in capital                                           74,177                  67,811
     Cumulative Translation Adjustment                                       (75)                    387
     Retained earnings                                                    48,680                  39,693
                                                                       ---------               ---------
          Total Stockholders' Equity                                     122,917                 108,022
                                                                       ---------               ---------
                                                                       $ 245,204               $ 178,506
                                                                       =========               =========



                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
($ THOUSANDS)                                                                            1997               1996
OPERATING ACTIVITIES:                                                                  --------          --------
 Net Income                                                                            $  8,989          $  9,049
  Adjustments to reconcile net income to net cash
   provided by operating activities :
     Depreciation and amortization                                                        8,104             6,349
     Undistributed (earnings) losses from joint venture                                    (290)             (436)
     Provision for deferred income taxes                                                    245               282
     Provision for doubtful accounts                                                        124               471
     (Gain)  on sale of property, plant and equipment                                      (215)               (9)
      Non-recurring charge                                                                3,000                --
     Changes in operating assets and liabilities,
       net of assets acquired :
        Trade accounts receivable                                                       (11,575)           (4,121)
        Costs and estimated earnings in excess
           of billings on incomplete contracts                                           (1,311)             (579)
        Inventories                                                                     (11,882)           (6,321)
        Prepaid expenses and other current assets                                        (1,058)             (196)
        Trade accounts payable and accrued expenses                                       7,706               312
        Billings in excess of costs and estimated
           earnings on incomplete contracts                                                (258)              318
        Other                                                                            (1,456)             (999)
                                                                                       --------          --------
     Net cash  provided  by operating activities                                            123             4,120
                                                                                       --------          --------
INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                            (30,829)           (9,224)
  Acquisition of businesses, net of cash acquired (1)                                        --            (9,320)
  Investment in Joint Venture                                                                --            (1,076)
  Payments from notes receivable                                                             --                18
  Proceeds from sale of property, plant and equipment                                       676               188
                                                                                       --------          --------
     Net cash used by investing activities                                              (30,153)          (19,414)
                                                                                       --------          --------
FINANCING ACTIVITIES:
  Net repayments and borrowings from short-term credit lines                             (2,202)              143
  Proceeds from long-term debt and capital
    lease obligations                                                                    34,987            15,871
  Principal payments on long-term debt and capital
    lease obligations                                                                    (4,400)           (3,761)
  Proceeds from sale of common stock and exercised stock options                          2,371               598
                                                                                       --------          --------
     Net cash provided by financing activities                                           30,756            12,851
                                                                                       --------          --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            726            (2,443)
CASH & INVESTMENTS AT BEGINNING OF PERIOD                                                 2,829             7,510
                                                                                       --------          --------
CASH & INVESTMENTS AT END OF PERIOD                                                    $  3,555          $  5,067
                                                                                       ========          ========


(1) Acquisition Note: See Footnote C to Consolidated Financial Statements.

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

         Interest paid on debt during the nine months ended September 30, 1997 and 1996 was $2,344,000 and $931,000, respectively.

         Income tax payments made during the nine months ended September 30, 1997 and 1996 were $2,742,000 and $2,491,000, respectively.

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

NOTE C - ACQUISITIONS

         The Company completed two acquisitions during the third quarter. The outstanding stock of Perfco Wireline, Inc. ("Perfco") was acquired in exchange for 146,116 shares of TETRA stock valued at approximately $4.0 million, plus additional consideration contingent upon future earnings. Perfco is an electric wireline service company operating primarily in the gulf coast region and will be integrated into the Oil & Gas Services Division. The Company also acquired the remaining 50% interest in its RETEC-TETRA L.C. joint venture that it did not previously own. RETEC-TETRA, renamed TETRA Process Services L.C., will continue to be part of the Specialty Chemicals Division. The acquisition of approximately $8.8 million was funded in October by drawing against the Company's line-of-credit. The accompanying financial statements include the assets and liabilities of RETEC-TETRA. The effect of borrowing the purchase price is included in other long-term liabilities. The purchase price of both acquisitions was allocated to the acquired assets and liabilities based on a preliminary determination of their respective fair values. Both acquisitions were accounted for under the purchase method of accounting. The excess of the purchase price over the book value of the net assets acquired was approximately $3.9 million for Perfco and $3.0 million for RETEC-TETRA and will be amortized over 40 years. Pro forma information with respect to these acquisitions has not been presented as such amounts are not material.

NOTE D - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                              THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                 SEPTEMBER 30                   SEPTEMBER 30
                                                               1997         1996              1997         1996
                                                               ----         ----              ----         ----
Weighted average number
  of common shares outstanding ...........................   13,390,690   12,877,264       13,235,120    12,857,992

Assumed exercise of stock options.........................      866,518      625,526          922,767       583,437
                                                             ----------   ----------       ----------    ----------

Weighted average common and common
  equivalent shares outstanding...........................   14,257,208   13,502,790       14,157,887    13,441,429
                                                             ==========   ==========       ==========    ==========


         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the third quarter of 1997, the average market price of $24.97 was used.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended September 30, 1997 compared with three months ended September 30, 1996.

         Total revenues for the quarter ended September 30, 1997 were $60.4 million compared to $45.2 million in the prior period, an increase of $15.2 million or 33.6%. Revenues from the Oil & Gas Services Division were up approximately 49% over the prior year's quarter. While the Division's offshore revenues continue to out pace the 1996 quarter, the dramatic improvement in revenues is principally in the domestic Gulf Coast onshore operations. The impact of late 1996 and 1997 acquisitions, added service equipment and additional market penetration have all combined to achieve these increased revenues. The Company continues to expand aggressively in this area, taking advantage of the growing market. Oil and gas international revenues also improved significantly during the quarter. Specialty Chemicals Division revenues were up moderately over third quarter 1996 due to improved activity in the performance chemicals area and contributions from acquisitions.

         Gross profits were $15.1 million in the 1997 quarter compared to $11.9 million in the 1996 quarter, for an increase of $3.2 million or 26.9%. Gross profit as a percentage of revenues was 25.0% in 1997 versus 26.3% in 1996. The Specialty Chemicals Division's gross profit percentage was down, offsetting a moderate increase by the Oil & Gas Services Division. Gross margins in the Specialty Chemicals Division's American MicroTrace (AMT) operations were down significantly during the 1997 quarter. The Company elected to write-off certain costs associated with regulatory-driven plant clean-up and modifications at it's Fairbury, Nebraska plant. As a result, a $3.0 million non-recurring charge was recorded during the quarter, of which approximately $0.8 million was recorded against gross margins. Plant operations during the quarter continued to be adversely impacted by these events resulting in increased operating costs, reduced throughput and significant gross margin erosion. Lower margins in dry calcium chloride and performance chemicals products also contributed to the division's reduced gross margins.

         General and administrative expenses were $11.8 million in the third quarter of 1997 compared to $6.7 million in the third quarter of 1996. 1997 expenses include approximately $2.2 million of the non-recurring write-off associated with the AMT operations discussed above. The inclusion of acquired operations accounted for a significant portion of the remaining increase.

         Operating income for the quarter ended September 30, 1997 was $3.3 million, down $1.8 million or 35.3% from $5.1 million in 1996. This decrease is the combined result of a gross margin increase of $4.0 million due to increased volume, a $0.7 million decrease due the lower gross margin rates, and a $5.1 million increase in general and administrative expenses.

         Interest expense increased during the current quarter compared to the prior quarter due to increased long-term debt over the past twelve months in support of the Company's acquisition and internal growth programs.

         Net income after taxes for the three months ended September 30, 1997 was $1.7 million versus $3.3 million in 1996, a decrease of $1.6 million or 48.5%. Net income per share was $0.12 in the 1997 quarter on 14,257,000 weighted average common and common equivalent shares outstanding compared to earnings in 1996 of $0.25 based on 13,503,000 weighted average common and common equivalent shares outstanding.

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996.

          For the period ended September 30, 1997, total revenues were $159.7 million, up $43.6 million or 37.6% over the 1996 period of $116.1 million. The Oil & Gas Services Division's revenues were up approximately 42% over the prior year. This division's well abandonment and production testing businesses have grown substantially over the last nine months in response to strong market conditions. This division has also benefited from a domestic offshore market that has remained strong and improved international completion fluid and filtration operations. The Specialty Chemicals Division's revenues were up approximately 29.2% over 1996, reflecting substantial contributions from two prior year acquisitions: Sulfamex, a Mexican manufacturer of manganese sulfate, and Wilchem, a producer of mold and mildew products. The division's dry calcium chloride, performance chemicals and process technology and services product lines have also contributed to the period's improved revenues.

         Gross profits were $44.1 million in the 1997 period compared to $34.1 million in the 1996 period, for an increase of $10 million or 29.3%. Gross profit as a percentage of revenues was 27.6% in 1997, down from 29.4% in 1996. The Oil & Gas Services Division's gross profit percentage was up slightly compared to the prior year; however, the Specialty Chemicals Division's gross profit percentage was down due principally to disruptions at the Division's Fairbury, Nebraska plant.

         General and administrative expenses were $28.5 million in the 1997 period compared to $20.0 million in the 1996 period. The addition of personnel in the Oil & Gas Services Division and the inclusion of such expenses from acquired operations in both divisions accounted for a significant portion of this increase. The 1997 period also includes approximately $2.2 million non-recurring charge for AMT. General and administrative expenses as a percentage of revenues continued to drop from 17.2% in 1996 to 16.5% in 1997, after adjusting for the non-recurring charge.

         Operating income for the nine months ended September 30, 1997 was $15.6 million, up $1.5 million or 10.6% from $14.1 million in the comparable period of 1996. This increase is attributable to a gross margin improvement of $12.8 million relating to increased volume less $2.8 million from lower gross margin rates, and by increased general and administrative expenses of $8.5 million.

         Interest expense increased during the nine month period by approximately $1.4 million, the result of an increase in long-term debt over the past twelve months by approximately $41 million in support of the Company's acquisition and internal growth programs.

         Net income after taxes for the first nine months of 1997 totaled $9.0 million versus $9.0 million in 1996. Net income per share was $0.63 in the 1997 period based on 14,158,000 weighted average common and common equivalent shares outstanding compared to earnings for the comparable 1996 period of $0.67 based on 13,441,000 weighted average common and common equivalent shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash and cash equivalents, increased to $56.2 million at September 30, 1997 compared to $34.6 million at December 31, 1996. Accounts receivable increased $13.5 million primarily in the Oil & Gas Services Division as a result the significant revenue growth in that area; also contributing to this increase is the acquisition of Tetra Process Services. Inventories increased $11.1 million during this period principally in dry calcium chloride, as a result of lower than anticipated first quarter sales and seasonal built-up, feed and fertilizer inventories also increased due to seasonality, while performance chemicals inventories have increased as the business continues to develop. Inventories in the oil and gas operations are up in response to increased drilling activity. Trade payables and accrued expenses increased during the period by $13.5 million. Oil and gas operations accounted for a substantial portion of this change, as increased inventory and capital equipment were acquired. Short-term borrowings and current portion of long-term debt decreased by nearly $4.6 million, as the Company reduced its cost of capital by refinancing the long-term debt and working capital loans of its American MicroTrace subsidiary.

         The Company has an ongoing acquisition program to augment its internal growth. To fund this acquisition program, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by NationsBank. As of September 30, 1997, the Company has $1.9 million in letters of credit and $57 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $61.1 million. The line-of-credit matures in 1999. The Company also has 4.6 million shares of TETRA common stock available under an S-4 Shelf Registration Statement to finance its acquisition program.

         Capital expenditures during the nine months ended September 30, 1997 totaled approximately $30.8 million. Significant components include production equipment for the Oil & Gas Services Division's well abandonment and production testing operations and additional process equipment and plant modifications at the Company's American Microtrace subsidiary as well as process improvements to the Lake Charles calcium chloride plant.

         Major investing activities include the acquisitions of Perfco Wireline, Inc. and RETEC-TETRA L.C. The stock of Perfco was purchased for 146,116 shares of the Company's stock plus additional considerations contingent upon future earnings. Perfco is an electric wireline service company operating primarily in the Gulf of Mexico and will be integrated into the Oil & Gas Services Division. The Company also acquired the remaining 50% interest in its RETEC-TETRA L.C. joint venture that it did not previously own. RETEC-TETRA, renamed TETRA Process Services L.C., will continue to be part of the Specialty Chemicals Division. The acquisition of approximately $8.8 million was funded in October by drawing against the Company's line-of-credit. The assets and liabilities of TETRA Process Services are included in the accompanying financial statements. The effect of borrowing the purchase price is included in other long-term liabilities. TETRA Process Services L.C. provides services for reducing or eliminating refinery wastes and recovering resources for process industries worldwide.

         The Company believes that its existing funds, cash generated by operations, funds available under its bank line-of-credit, as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies, and vendor financing, will be sufficient to meet its current and anticipated operations and its anticipated capital expenditures through 1998 and thereafter.

PENDING ACCOUNTING PRONOUNCEMENT

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarter ended September 30, 1997 and 1996 of $.01 and $.01 per share, respectively, and for the nine months ended September 30, 1997 and 1996 of

$.05 and $.03 per share, respectively. The calculation of fully diluted earnings per share for these quarters is not expected to change from reported amounts as a result of Statement 128.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Region VII of the United States Environmental Protection Agency ("EPA") issued to the Company's American MicroTrace Corporation subsidiary ("AMT") a Unilateral Administrative Order under Section 7003(a) of the Resources Conservation and Recovery Act ("RCRA") in early 1997 with regard to AMT's facility in Fairbury, Nebraska. The EPA's Order required AMT to ship off-site various materials, to commence management of certain sources of zinc raw materials in accordance with RCRA requirements, and to complete an application for a RCRA permit to store regulated zinc raw materials. AMT has completed and filed the RCRA permit application and the Company believes that AMT is in full compliance with the Order. The EPA has stated its intent to seek civil penalties in connection with this matter. The Company does not expect that any such penalties will have a material adverse effect on its consolidated financial results. Representatives of AMT have met with EPA Region VII counsel and staff to discuss the Order and possible ways to mitigate such penalties. The Company believes that AMT's prompt actions in response to the Order, as well as other equitable factors, should mitigate the civil penalties under consideration.

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


                                        TETRA Technologies, Inc.



Date: November 14, 1997                 By:        [Geoffrey M. Hertel]
                                            -----------------------------------
                                                    Geoffrey M. Hertel
                                                Executive Vice President -
                                                Finance and Administration
                                               (Principal Financial Officer)


Date:  November 14, 1997                By:           [Bruce A. Cobb]
                                            -----------------------------------
                                            Bruce A. Cobb, Corporate Controller
                                              (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  27                       Financial Data Schedule