Form 10-K405
period 1997-12-31
TETRA TECHNOLOGIES INC
filed 1998-03-27
CIK 844965

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

(Mark One)
      [x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997
                                       or
      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                 to
                                        ---------------    ---------------

                          Commission File No. 0-18335


                            TETRA TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                                    74-2148293
(State or other jurisdiction of                                     (I.R.S. Employer
incorporation or organization)                                    Identification No.)

           25025 I-45 North
         The Woodlands, Texas                                           77380
(Address of principal executive offices)                              (Zip Code)


(Registrant's Telephone Number, Including Area Code):  (281) 367-1983

Securities Registered Pursuant to Section 12(b) of the Act:

      Common Stock, par value $0.01 per share                                New York Stock Exchange
                  (Title of class)                                   (Name of Exchange on Which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

        The aggregate market value of the common stock of TETRA Technologies, Inc. held by non-affiliates (based upon the March 20, 1998 closing sale price as reported by the New York Stock Exchange) ($22.625 per share) was approximately $300,324,657. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the common stock are assumed to be "affiliates".

        Number of shares outstanding of each of the issuer's classes of common stock, as of March 20, 1998 was 13,520,741 shares.

        Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 15, 1998.


================================================================================

                               TABLE OF CONTENTS



                                                          PART I
Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         2

Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

Item 4.    Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .        13


                                                         PART II

Item 5.    Market for the Registrant's Common Equity and
            Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk   . . . . . . . . . . . . . .        18

Item 8.    Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .        18

Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18


                                                         PART III

Item 10.   Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . .        18

Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18

Item 12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . .        19

Item 13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . .        19


                                                         PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . . .        19

         This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition and other results of operation. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business -- Certain Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or projected.


                                     PART I



ITEM 1.   BUSINESS.

       GENERAL

              TETRA Technologies, Inc. ("TETRA" or "the Company") is a specialty inorganic chemical company selling products, services and process technologies to a variety of markets, including oil and gas, agriculture and environmental services.

              The Company's Specialty Chemicals Division manufactures and markets specialty chemicals to the agriculture, water treatment, industrial, cement, food processing, ice melt and energy markets. The division uses proprietary technology to convert low-cost feedstocks into high quality commercial products. The Division's Process Technologies group employs proprietary technologies to provide engineered systems and services that treat industrial and municipal wastewater and potable water and in some cases solid waste streams, to ensure compliance with environmental effluent requirements, to achieve on-site waste minimization, and/or to recover reusable constituents. The Process Services group reduces or eliminates refinery and petrochemical waste from process industries. The Performance Chemicals group develops custom-tailored chemical treatment programs to meet specific customer needs, and the Agriculture group manufactures and distributes calcium chloride-based agricultural products and zinc and manganese products for animal and plant nutrition. The division also participates in the consumer products market, offering an array of desiccant products under the trade name DampRid(R).

              The Company's Oil & Gas Services Division markets chemicals, including those produced by the Specialty Chemicals Division, to the oil and gas industry for use in well completion and workover operations in both domestic and international markets. It also provides complementary on-site fluid engineering, fluid management and handling services and filtration for completion and workover applications. The Oil & Gas Services Division also offers a specialty drilling fluids product line and oil, gas well abandonment services and production testing services.

              TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company's corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas, and its phone number is 281/367-1983.


       PRODUCTS AND SERVICES

              SPECIALTY CHEMICALS DIVISION. The principal operations of the Specialty Chemicals Division are the manufacture and marketing of various commercial chemical products. The division has ten chemical facilities that focus on three primary product lines: calcium chloride, bromine products and micronutrients. These plants primarily convert low-cost, low-value raw materials produced by industrial chemical manufacturing processes into high quality products. The division provides technologies and services to the industrial and municipal wastewater and potable water markets, as well as a line of custom-tailored performance chemicals. The division also offers a line of consumer products that incorporate dry calcium chloride to reduce mold and mildew. In 1997, the Company acquired the remaining 50 percent interest in RETEC/TETRA that it did not previously own and renamed the company TETRA Process Services. This group provides services that reduce or eliminate refinery and petrochemical waste from process industries.

              The Specialty Chemicals Division has four calcium chloride production facilities that convert hydrochloric acid and weak calcium chloride solutions into various liquid and dry calcium chloride products. These operations are located near Arco's Lake Charles, Louisiana TDI plant; Shell's Norco, Louisiana epoxy resins plant; Vulcan's Wichita, Kansas chlorinated solvents plant; and DuPont's Parkersburg, West Virginia fluoropolymers plant. The Company is currently constructing a new plant in Wood County, West Virginia, which will convert hydrochloric acid produced by an ongoing DuPont fluoromonomer-polymer expansion at Parkersburg into liquid calcium chloride. This facility will also consume other feedstock sources as well and is scheduled for startup in late 1998. Dry calcium chloride is produced at the Company's Lake Charles plant. With production capacity at almost 100,000 tons of dry product per year, the Lake Charles plant can now produce a new 80% calcium chloride pellet to complement its 97% product.

              The division's West Memphis, Arkansas plant produces calcium bromide and zinc bromide using zinc- containing sludges from electroplating operations and low-cost hydrobromic and hydrochloric acid. In late 1996, the Company entered into a joint venture with Dow Chemical Company to build a facility at Dow's Ludington, Michigan chemical facility that will convert a crude bromine stream from Dow's calcium/magnesium chemicals operation into purified bromine and bromine derivatives. The first phase of the facility is scheduled to start producing calcium bromide in the first quarter of 1998. The second phase will convert bromine into a purified material or sodium bromide, and is targeted to come online later in 1998. The division's Magnolia, Arkansas facility is designed to produce calcium bromide, although it is not currently in operation.

               Liquid calcium chloride, liquid zinc bromide and liquid calcium bromide are referred to as clear brine fluids ("CBFs") in the oil and gas industry. CBFs are solids-free, clear salt solutions that, like conventional drilling "muds", have high specific gravities and are used as weighting fluids to control bottom-hole pressures during oil and gas completion and workover activities. The use of CBFs increases production by reducing the likelihood of damage to the well bore and productive pay zone. CBFs are particularly important in offshore completion and workover operations due to the increased formation sensitivity, much greater investment necessary to drill offshore, and the consequent higher cost of error. CBFs are distributed through the Company's Oil & Gas Services Division.

              The division's Agriculture group manufactures and distributes calcium chloride-based agricultural products and zinc and manganese sulfate micronutrients for animal and plant nutrition. Production facilities are located in Tampico, Mexico; Fairbury, Nebraska; and Lamesa, Texas. The Company believes that calcium chloride is an efficient vehicle for delivering calcium to plants and, when combined with nitrogen-based fertilizers, increases the efficiency of nitrogen fertilizers. These calcium chloride and nitrogen products are sold as liquid blends under the name N-CAL(R). The Company's research has also discovered that certain calcium chloride-based products will also reduce sodium in the soil. As a result, the Company has developed and introduced a soluble liquid calcium blended product, ReNew(TM), that remediates severe sodium chloride contaminated soils which occur naturally and as a result of spills of saltwater, as often found at oil and gas well sites. This product displaces the harmful sodium with a concentrated source of calcium, helping to restore vegetation and improve soil structure for increased water infiltration and permeability. The Company has also developed a related product, ACCEL(TM), that helps to remediate soils contaminated with hydrocarbons. This proprietary blend contains nutrients that promote and accelerate growth of microorganisms present in the soil for a more efficient and economical bioremediation process.

              The Company has steadily expanded its presence in the feed and fertilizer markets over the last few years. The Company's American MicroTrace Corporation subsidiary ("AMT") manufactures and distributes zinc sulfate and manganese sulfate micronutrients, which are widely used to provide trace minerals to meet the nutritional needs of animals and plants. AMT acquires its zinc raw material feedstocks from a variety of sources and combines them with sulfuric acid to produce zinc sulfate. This plant was modified in 1997 to accommodate additional sources of low-cost, metal-containing streams as feedstocks. The Company's Industrias Sulfamex S.A. de C.V. ("Sulfamex") facility in Tampico, Mexico manufactures manganese sulfate for distribution, predominately into U.S. markets. This plant is currently being expanded to include a new manganous oxide production facility which will provide lower-cost raw materials and a higher assayed manganese sulfate product. This expansion, scheduled for completion in late 1998, is designed to increase manganese sulfate production capacity by 50% while providing a higher grade 32% manganese product and permitting direct sales of manganous oxide.

              As part of the Specialty Chemicals Division, the Process Technologies group provides three principal types of systems and services: biological filtration, heavy metals removal and chemical separation systems. Biological filtration systems and services include deepbed filtration systems that capture insoluble organics, oils, greases, nutrients, inorganics, digested solids and viruses suspended in industrial and municipal effluents. The Company also provides specialized systems and services for the removal of heavy metals from wastewaters generated by a variety of industrial and mining operations. These systems incorporate the Company's proprietary High Density Solids (HDS(TM)) process, which concentrates metals solids into a dense product. The Company's Continuous Countercurrent Ion Exchange (CCIX(TM)) technology removes and separates metals, acids, nutrients and other chemical constituents from wastewater and potable water streams. This proprietary process produces a highly concentrated stream of the constituent removed and is used not only for the efficient removal of unwanted wastewater constituents but for the production of desired products from solutions of low concentration.

              The division's Performance Chemicals group is a service-oriented group that develops, implements and/or monitors custom-tailored chemical treatment programs to meet specific needs of its customers and then identifies, purchases and/or blends a variety of polymers, resins and other chemicals, many of which the Company has recycled, to meet these needs. In conducting its business, the Performance Chemicals group also defines and locates opportunities for the Company's process technology applications.

              The Specialty Chemicals Division entered into the consumer products market late in 1996 with the acquisition of Wilchem Corporation, which sells products under the trade name Vapor Products(R). Wilchem manufacturers a line of desiccant products under the trademark DampRid(R), which reduce mold and mildew. The primary ingredient in these products is dry calcium chloride. This acquisition has enabled the division to vertically integrate its dry calcium chloride business and access the consumer products markets. The division plans to utilize Wilchem's distribution channels to market certain other products.

              The division's Process Services group utilizes various technologies, including a proprietary thermal desorption technology, to separate, collect and recycle volatile hydrocarbons and other hazardous constituents from EPA-listed refinery sludges. This thermal process has been approved by the EPA as "Best Demonstrated Available Technology". This operation also participates in the "Waste Derived Fuels" market by preparing oily refinery sludges for use as a fuel source to cement kiln operators and for use in cokers.

              OIL & GAS SERVICES DIVISION. The Oil & Gas Services Division provides custom blended CBFs to domestic and international oil and gas well operators, based on the specific need of the customer and the proposed application of the product. In addition, the division also provides these customers a broad range of complementary services, including on- site fluid filtration, handling and recycling, fluid engineering consultation, and fluid management assistance. The Company also repurchases used calcium bromide and zinc bromide CBFs from operators and recycles these materials. Revenues from repurchased CBFs reduce the net cost of the CBFs to the operators by reducing the cost and management involved in disposing of those fluids. The Company recycles the CBFs through filtration, blending and the addition of chemicals, and then markets the recycled CBFs.

              The Oil & Gas Services Division's fluid engineering and management personnel use proprietary technology to determine proper blends for a particular application to maximize the effectiveness and life span of the CBFs. The specific volume, density, crystallization point and chemical composition of the CBFs are modified by the Company to satisfy a customer's requirements. The Company's filtration services involve the use of a variety of techniques and equipment for the on-site removal of particulates from CBFs so that those CBFs can be recirculated back into the well. The Company's filtration systems reduce fluid loss, which allows operators to complete and workover wells in environmentally sensitive areas with greater safety. This also enables recovery of a greater percentage of used CBFs for recycling.

              The economic viability of a well is enhanced by optimizing oil and gas recovery from the producing payzone. The Oil & Gas Services Division, through its PayZone(R) Drilling Fluids product line, has become a leader in the use of clear brine fluids for the protection of the sensitive pay zone during drilling, completing, underreaming, reentry and workover operations.

              The Oil & Gas Services Division's well abandonment business provides services onshore, in inland waters and offshore Texas and Louisiana for depleted oil and gas wells. The division first entered this business in 1994 with its acquisition of Pacer-Atlas, Inc. in an effort to expand the quality services offered to its customers and to capitalize on existing personnel, equipment and facilities along the Louisiana and Texas Gulf Coast. The well abandonment business was significantly expanded in 1996 with the purchase of the assets of Culberson Well Service in Texas and Inland Rigs in Louisiana. Altogether this business operates onshore rigs, nine barge-mounted rigs, one jack- up rig and offshore rigless packages and has operating hubs in Bryan, Rosenberg and Victoria, Texas and Lafayette and Houma, Louisiana. The Company expanded its well abandonment services further in 1997 by acquiring certain assets from Posey Pipe and Equipment, which operates an oilfield tubular goods sales, reconditioning and service business. Well abandonment services are marketed through its nine service facilities in Houma and Lafayette, Louisiana and Alice, Bryan, Rosenberg, Edinburg, Laredo, Midland, and Victoria, Texas.

              The division further expanded the onshore services it offers by acquiring the assets of Production Test, Inc. ("PTI") in 1996. These operations provide pressure and volume testing of oil and gas wells predominantly in the South Texas area. PTI provides sophisticated evaluation techniques needed for reservoir management and optimization of well work-over programs. The division continued to expand its services in 1997 through the acquisition of Perfco, an electric wireline service company. Perfco provides pressure transient testing, reservoir evaluation, well performance evaluation, cased hole and memory production logging, perforating, bridge plug and packer service and pipe recovery to major oil companies operating in the Gulf of Mexico. The division's Production Testing group maintains the largest fleet of high pressure production testing equipment in the South Texas area, with operations in Alice, Edinburg and Laredo, Texas, as well as Reynosa, Mexico.

       SOURCES OF RAW MATERIALS.

              SPECIALTY CHEMICAL DIVISION. The primary sources of raw materials for the Specialty Chemicals Division are low-cost chemical co-product streams.

              At the Norco, Louisiana; Wichita, Kansas; Lake Charles, Louisiana; and Parkersburg, West Virginia calcium chloride production plants, the principal sources of raw material are co-product hydrochloric acid and weak calcium chloride produced by other chemical companies. The Company has written agreements with those chemical companies regarding the supply of these raw materials, but believes that there are numerous alternative sources of supply. Substantial quantities of limestone are also consumed when converting hydrochloric acids into calcium chloride. The Company purchases limestone from several different sources and incorporates a proprietary process that permits the use of less expensive limestone while maintaining end-use product quality.

              To produce zinc bromide, calcium bromide and zinc chloride at its West Memphis facility, the Company consumes hydrobromic acid and various zinc sources. Hydrobromic acid is obtained from several major producers of brominated intermediate products. The chemical process to manufacture zinc bromide requires the purification of the zinc sources into a high quality zinc feedstock. The zinc sources are obtained from a number of major steel companies and other sources. In addition, the Company is able to extract zinc from zinc-bearing sludges with proprietary technologies supplied by its Process Technologies group.

              The Company entered into a series of agreements with the Dow Chemical Company ("Dow") in 1997 to purchase crude bromine and build a bromine derivatives plant at Dow's magnesium and calcium chloride facility in

Ludington, Michigan. The new Ludington plant, which is expected to start up in the first quarter of 1998, will give the Company the flexibility to produce bromine, sodium bromide and calcium bromide. The Company's need for bromine or its derivatives has increased steadily. Initially a significant portion of TETRA's completion fluids business, demand for these products has increased with the use of bromides in its PayZone(R) Drilling Fluids.

              The Company owns a calcium bromide manufacturing plant near Magnolia, Arkansas, that was constructed in 1985 and has a production capacity of 100 million pounds of calcium bromide per year. This plant was acquired in 1988 and has been shutdown since then. The Company currently has approximately 30,000 gross acres of bromine reserves under lease. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. The Company believes it has sufficient brine reserves under lease to operate a world-scale bromine facility for 25 to 30 years. Development of the brine field, construction of necessary pipelines and reconfiguration of the plant would take several years and require a substantial additional capital investment by the Company.

              OIL & GAS SERVICES DIVISION. The Oil & Gas Services Division purchases calcium chloride, calcium bromide and zinc bromide from the Specialty Chemicals Division for resale to its oil and gas customers. The Oil & Gas Services Division recycles zinc and calcium bromide CBFs repurchased from its oil and gas customers. The division also purchases CBFs from two domestic and one foreign chemical manufacturer. During 1996, the division entered into a long-term supply agreement with a foreign producer of calcium bromide. This agreement, coupled with the products to be produced at the new Ludington plant and the existing West Memphis, Arkansas plant, should afford the Company additional flexibility in its development of the Magnolia plant, allowing it to consider manufacturing other bromine derivatives at that facility.

       MARKET OVERVIEW AND COMPETITION

              SPECIALTY CHEMICALS DIVISION. Many chemical companies devote limited resources to the use or marketing of co-products produced by their own operations. As a result, a market exists for the design, manufacture, processing and sale of products based on these co-product as raw materials, which tend to be lower in cost than virgin raw materials. The Company believes that the demand for its co-product processing services could increase in the future as environmental regulations become more stringent. The Specialty Chemicals Division sells its products and services into retail distribution as well as end use markets.

              The manufacture of calcium chloride from co-product acid is the principal example of the Company's processing operations. The Company's major competitors of dry calcium chloride include General Chemical Company, a Canadian company, and Dow Chemical Company, the only other U.S. producer of significant quantities of dry calcium chloride. The Company does, however, expect an additional U.S. competitor, Ambar Chemical, Inc., to enter the dry product market in 1998. Management of the Company believes that Dow is capable of producing approximately 800,000 tons of dry calcium chloride annually through conventional manufacturing methods. With a smaller investment, the Company has been able to produce and successfully market dry calcium chloride by using low-cost co-product acid, thereby becoming a niche competitor in a market that is dominated by two larger companies.

              Markets for the Company's liquid and dry calcium chloride products include industrial, municipal, mining, janitorial and consumer markets for snow and ice removal, dust control, cement production, road stabilization, oil and gas operations, and certain agricultural and food industry activities. In food processing, high grade calcium chloride is used to preserve crispness in certain canned and bottled fruits and vegetables and to tenderize meat by enhancing enzyme activity.

              The Company has expanded its concept of using mineral acids, such as hydrochloric, sulphuric and hydrobromic acid to produce calcium chloride, zinc bromide, zinc chloride, manganese sulfate, zinc sulfate and calcium bromides, to other chemicals and metals. The Company is also recovering zinc from certain zinc-bearing materials for manufacturing into zinc chemicals, and is conducting tests on aluminum, nickel, copper and chrome recovery for resale as commercial products.

              OIL & GAS SERVICES DIVISION. The Oil & Gas Services Division markets and sells clear brine fluids and related products and services to major markets worldwide. Current foreign areas of market presence include the North Sea, Mexico, South America and West Africa. The Division's principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Dresser Industries, Inc., M.I. Drilling Fluids, which is jointly owned by Halliburton Company and Smith International, Inc., Ambar Chemical, Inc., and OSCA, Inc., a subsidiary of Great Lakes Chemical Corporation. This market is highly competitive and competition is based primarily on service, availability and price. Although Baroid and OSCA both provide fluid handling, filtration and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete very successfully with both companies. Because of the significant use of CBFs in deeper natural gas and offshore well completions and workovers, a modest change in drilling in these areas could have a material impact on the profitability of both the Specialty Chemicals and Oil & Gas Services Divisions. Major customers of the Oil & Gas Services Division include Shell Oil Company, Texaco, Baker Hughes, Amerada Hess, British Petroleum, Oryx Energy, Unocal, Elf Acquitane, Chevron USA, Phillips Petroleum Company, Conoco USA, and Atlantic Richfield Corporation.

              The division's well abandonment services group markets its services to major oil and gas companies, independent operators, and state governmental agencies. Major customers include Texaco, Exxon, Shell, Chevron, Amoco, Fina, Conoco, Union Pacific Resources, Sonat, and the Railroad Commission of the State of Texas. The geographical scope of these services include the upper and lower Gulf Coast regions of Texas, South Texas, West Texas, East Texas, Louisiana, Gulf Coast inland waterways, and the shallow, state waters of the Gulf of Mexico. The Company's principal competitors in this business include Superior Energy Services, Inc., Cardinal Services, Total Abandonment Services, Delta Seaboard, Pool Energy Services Company, Key Energy Group, and Dawson Production Services, Inc. This market is highly competitive and competition is based primarily on service, availability, and price. The division believes its focus on core competency in well abandonment operations has allowed it to better provide the complete portfolio of equipment, experience, and administration required to manage its customers' needs.

              Competitors of the division's Production Testing group include Fresco, Dawson Production Services, Inc., TriTech, and Clemenson. Major customers include Conoco, Pioneer, Cabot, Fina, Shell, Chevron, Coastal, Enron, Houston Exploration, Texaco, UPR, and other independents. In Mexico, TETRA is currently under contract to Pemex, IPM, and Halliburton.

OTHER BUSINESS MATTERS

       MARKETING AND DISTRIBUTION

              The Specialty Chemicals Division markets its products and services through offices and sales agents in Pennsylvania, Virginia, Texas, Florida, Connecticut, California, Georgia, Wyoming and Mexico, as well as through a network of distributors located throughout the Midwest, West, Northeast, Southeast and Southwest. To service these distributors, the division has over two dozen distribution facilities strategically located to provide efficient, low- cost product availability. The marketing efforts of the Process Technologies group are primarily conducted by technical and management professionals located in Pittsburgh, Pennsylvania; Tampa, Florida; and The Woodlands, Texas. These personnel maintain communications with appropriate corporate representatives, consulting firms and specialty contractors as sources of potential business. This group also retains specialized municipal sales representatives and monitors and responds to requests for proposals for competitive bids.

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

       BACKLOG

              The Company ships most of its products within seven days of receipt of an order. Accordingly, the level of backlog is not indicative of corporate sales activity. On December 31, 1997, the Company had an estimated backlog of work of $24 million, of which approximately $13 million is expected to be billed during 1998. On December 31, 1996, the Company had an estimated backlog of $2.9 million.

       EMPLOYEES

              As of December 31, 1997, the Company had 1,290 employees. The Company believes that its relations with its employees are good. None of the Company's U.S. employees are covered by a collective bargaining agreement.

       PATENTS AND PROPRIETARY TECHNOLOGY

              The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for appropriate technology. The Company owns or licenses 29 U.S. patents and has 11 patents pending. Many of these have foreign counterparts. These patents expire at various times through 2015. While the Company believes that the protection of patents is important to its business, the Company does not believe any one patent is essential to the success of the Company. The Company has elected to keep some internally developed technologies as trade secrets.

              The Company also relies on patents, trade secrets, know-how and continuing technological advancements to maintain its competitive position. Current proprietary technologies include: liquid N-CAL(R) fertilizer blends, PayZone(R) products blends, Savage Plate(TM) and Amphidrome(TM) technologies for waste and potable water treatment industries, ReNew(TM) and ACCEL(TM) technologies for soil remediation, and a number of process technologies. All of these items have been in development for a period of time and it is impossible to predict which may be commercially viable in the future.

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

       ENVIRONMENTAL REGULATION

              Various environmental protection laws and regulations have been enacted and amended during the past three decades in response to public concerns over the environment. The operations of the Company and its customers are subject to the various evolving environmental laws and corresponding regulations, which are enforced by the US Environmental Protection Agency (EPA) and various other federal, state and local environmental authorities. Similar laws and regulations designed to protect the health and safety of the Company's employees and visitors to its facilities are enforced by the US Occupational Safety and Health Administration (OSHA) and other state and local agencies and authorities. The Company must comply with the requirements of environmental laws and regulations applicable to its operations, including the Federal Water Pollution Control Act of 1972 ("The Clean Water Act"), the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Clean Air Act of 1977 ("The Clean Air Act"), the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" - "Superfund") the Superfund Amendments and Reauthorization Act of 1986 ("SARA"), the Federal Insecticide, Fungicide, and Rodenticide Act of 1947 ("FIFRA"), Hazardous Materials Transportation Act of 1975 ("HMTA") and Pollution Prevention Act of 1990. The Company is also subject to the applicable environmental and health and safety rules and regulations of the local, state and federal agencies in Mexico for its Sulfamex operation in Tampico, Mexico. Many state and local agencies have imposed environmental laws and regulations impose stricter standards than their federal counterparts. The Company and its customers and suppliers are affected by all these regulatory programs.

              At the Company's Lake Charles, West Memphis, Parkersburg and Fairbury plants, the Company holds various permits regulating air emissions, wastewater and storm water discharges, the disposal of certain hazardous and non- hazardous wastes, and wetlands. The Company's AMT subsidiary has also submitted a RCRA Part B storage permit application for its Fairbury facility. The Company, in addition, is subject to certain federal and state community-right-to-know regulations.

              The Company believes that its chemical manufacturing plants and other facilities are in general compliance with all the applicable environmental and health and safety laws and regulations. Since its inception, the Company has not had a history of any significant fines or claims in connection with environmental or health and safety matters. However, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants and there can be no assurance that significant costs and liabilities will not be incurred. Changes in the environmental and health and safety regulations could subject the Company's handling, manufacture, use, reuse, or disposal of materials at plants to stricter scrutiny. The Company cannot predict the extent to which its operations may be affected by future regulatory and enforcement policies.

       CERTAIN BUSINESS RISKS

              The Company identifies the following important risk factors, which could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in this report:

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

                     Much of the Company's growth strategy, particularly in its specialty chemicals operations, depends upon its ability to sell its products in markets in which it is not now well-established or to customers it does not now serve. There is no assurance that the Company's efforts to penetrate these markets will be successful.

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

   POTENTIAL LIABILITY FOR ENVIRONMENTAL OPERATIONS; ENVIRONMENTAL REGULATION

                     The Company's operations are subject to extensive and evolving Federal, state and local laws and regulatory requirements, including permits, relating to environmental affairs, health and safety, waste management and chemical products. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both.
Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants to scrutiny. The Company's business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although the Company maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to environmental damage or pollution. The Company maintains a limited amount of specific environmental liability insurance for only one of its plants. Although the Company believes that it conducts its operations prudently and that it minimizes its exposure to such risks, the Company could be materially adversely affected by an enforcement proceeding or a claim that was not covered or was only partially covered by insurance.

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

              RELIANCE ON SIGNIFICANT CUSTOMERS

                     In 1997 one customer accounted for more than 10% of consolidated revenues with revenues of $22 million. In 1996 and 1995, two customers accounted for more than 10% of consolidated revenues. Revenues from these customers were $20.7 million and $15.9 million in 1996 and $20.5 million and $15.2 million in 1995. The loss of any of these customers could have a material adverse effect on the Company's sales revenues.

              WEATHER RELATED FACTORS

                     Demand for the Company's Oil and Gas Services Division's products and services are subject to seasonal fluctuation due in part to weather conditions, which cannot be predicted. Demand for the Company's Specialty Chemical Division's products, especially calcium chloride used for ice and snow melt and its agricultural products, also fluctuates due to weather conditions. The Company's operating results may vary from quarter to quarter depending on weather conditions in applicable areas in the United States and in international markets.

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

              The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to the Company's other filings and reports with the Securities and Exchange Commission, including its recent reports on Form 10-Q, for a further discussion of the Company's business and operations and risks and uncertainties that could cause actual results to differ materially from those contained in forward-looking statements, such as this report. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 2.   PROPERTIES.

        The following table sets forth certain information concerning facilities leased or owned by the Company as of December 31, 1997. The Company believes its facilities are adequate for its present needs.


         Description                                   Location                      Approximate Square Footage(1)
         -----------                                   --------                      -----------------------------

Chemical plant facilities...........................  Lake Charles, Louisiana                    603,600
                                                      Tampico, Mexico                            353,800
                                                      West Memphis, Arkansas                     139,000
                                                      Magnolia, Arkansas                         120,000
                                                      Fairbury, Nebraska                          90,000
                                                      Norco, Louisiana                            85,200
                                                      Orlando, Florida                            35,800
                                                      Wichita, Kansas                             19,500
                                                      Lamesa, Texas                               17,000
                                                      Parkersburg, West Virginia                     360



Oil and gas distribution facilities.................  Texas - nine locations                   1,262,700
                                                      Louisiana  - ten locations                 732,200
                                                      United Kingdom  - various locations         92,000
                                                      Mexico                                      30,000
                                                      Nigeria                                     28,000
                                                      Venezuela                                   16,000
                                                      Norway -  various locations                 15,000
                                                      Colombia                                    11,500

Laboratory..........................................  The Woodlands, Texas                        26,000

Headquarters........................................  The Woodlands, Texas                       109,000

Process Technologies engineering
   and sales office.................................  Clinton, Tennessee                          10,000
                                                      Pittsburgh, Pennsylvania                     8,000
                                                      Tampa, Florida                               3,000

Process Services offices............................  The Woodlands, Texas                         6,000
   and service center..............................   Houston, Texas                              23,000

Process Services facilities.........................  Texas - seven locations                     71,000
                                                      Delaware                                    20,000
                                                      Louisiana                                   12,000
                                                      Illinois                                     7,400

-------------

(1) Includes real property and buildings unless otherwise noted.

ITEM 3.   LEGAL PROCEEDINGS.

        Region VII of the EPA issued to the Company's AMT subsidiary a Unilateral Administrative Order under Section 7003(a) of the Resources Conservation and Recovery Act ("RCRA") in early 1997 with regard to AMT's facility in Fairbury, Nebraska. The EPA's Order required AMT to ship off-site various materials, to commence management of certain sources of zinc raw materials in accordance with RCRA requirements, and to complete an application for a RCRA permit to store regulated zinc raw materials. AMT has completed and filed the RCRA permit application and the Company believes that AMT is in full compliance with the Order. The EPA has stated its intent to seek civil penalties in connection with this matter. The Company does not expect that any such penalties will have a material adverse effect on its consolidated financial results. Representatives of AMT have met with EPA Region VII counsel and staff to discuss the Order and possible ways to mitigate such penalties.

        The Company is a named defendant in several lawsuits and a respondent in certain other governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect those matters to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1997.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

        PRICE RANGE OF COMMON STOCK

        The Common Stock traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") from the Company's initial public offering on April 3, 1990 through October 13, 1997 under the trading symbol "TTRA." On October 15, 1997 the Common Stock began trading on the New York Stock Exchange under the symbol "TTI." As of March 20, 1998 there were approximately 2,900 holders of record of the Common Stock. The following table sets forth the high and low closing sale prices of the Common Stock for each calendar quarterly period in the two years ended December 31, 1997, as reported on the NASDAQ National Market System during the period from January 1, 1996 to October 13, 1997 and as reported by the New York Stock Exchange from and after October 14, 1997. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                                   HIGH              LOW
1997
     First Quarter...................................             $ 29 3/4         $ 21 1/4
     Second Quarter..................................               27 3/4           19 3/4
     Third Quarter...................................               28 7/8           20 3/4
     Fourth Quarter..................................               26 1/2           19 5/8

1996
     First Quarter...................................             $ 17 3/4         $ 13 1/2
     Second Quarter..................................               21 7/8           16 1/8
     Third Quarter...................................               19 3/8           16 3/4
     Fourth Quarter..................................               27 3/8           18 3/8

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



ITEM 6.   SELECTED FINANCIAL DATA.

                                                                             YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------------------------------------
                                                           1997           1996            1995          1994           1993
                                                           ----           ----            ----          ----           ----
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
Revenues ..........................................     $ 219,413      $ 160,790      $ 113,468      $  88,506      $  62,846
Gross profit ......................................        62,982         48,644      (1)37,655      (1)29,060      (1)18,403
Operating income (loss) ...........................     (2)25,037         20,781         13,430          7,962      (3)(1,092)
Interest expense ..................................        (3,305)        (1,250)          (159)          (363)          (558)
Interest income ...................................           305            198            959            558            741
Undistributed earnings (loss) of joint ventures ...           290            522            (47)           580          2,031
Other income (expense), net .......................           775            257            377            241            144
Net income ........................................        13,936         13,137          9,366          6,058            863
Net income per share ..............................     $    1.05      $    1.02      $    0.74      $    0.48      $    0.07
Average shares ....................................        13,297         12,873         12,693         12,560         12,493
Net income per diluted share ......................     $    0.98      $    0.97      $    0.72      $    0.48      $    0.07
Average diluted shares ............................        14,189         13,545         13,069         12,693         12,609


                                                    YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                      1997        1996         1995         1994          1993
                                      ----        ----         ----         ----          ----
BALANCE SHEET DATA
Working capital ..............     $ 68,076     $ 37,398     $ 30,088     $ 37,357     $ 36,076
Total assets .................      263,792      178,506      129,921      102,522       89,187
Long-term liabilities ........       92,364       31,756        9,364        6,472        6,986
Stockholders' equity .........      129,580      108,022       89,286       77,687       71,390

-----------------


(1) The Company reclassified certain costs previously classified as general and administrative expenses to cost of goods as direct charges effective June 30, 1995. The 1993 to 1994 periods have been restated for comparability. Operating income, net income and per share results were unaffected by this change.
(2)  Includes unusual charges of $3.0 million in 1997.
(3)  Includes unusual charges of $2.3 million in 1993.


        The net income per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements.

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

                                               PERCENTAGE OF REVENUES            PERIOD-TO-
                                               YEAR ENDED DECEMBER 31,          PERIOD CHANGE
                                            --------------------------        ----------------
                                                                              1997        1996
                                                                               vs          vs
                                            1997       1996       1995        1996        1995
                                            ----       ----       ----        ----        ----


Revenues ............................       100.0%     100.0%     100.0%      36.5%       41.7%
Cost of Revenues ....................        71.3       69.7       66.8       39.5        47.9
Gross profit ........................        28.7       30.3       33.2       29.5        29.2
General & administrative expenses ...        17.3       17.3       21.3       36.2        15.0
Operating income ....................        11.4       13.0       11.9       20.5        54.7
Interest expense ....................         1.5        0.8        0.1      164.4       686.2
Interest income .....................         0.1        0.1        0.8       54.0       (79.4)
Income in undistributed earnings
  of joint ventures .................         0.1        0.3        --       (44.4)         *
Other income, net ...................         0.4        0.2        0.3      201.6       (31.8)
Income before income taxes ..........        10.5       12.8       12.8       12.6        40.9
Net income ..........................         6.4        8.2        8.3        6.1        40.3


  *  Comparison not meaningful



         1997 COMPARED TO 1996

        Revenues for the twelve months ended December 31, 1997 were $219.4 million, up $58.6 million or 36.5% over the prior year. The Oil & Gas Services Division's revenues were up approximately 44% over the prior year. This division's well abandonment and production testing businesses have grown substantially over the last year in response to strong market conditions. Key factors driving these businesses included the addition of service equipment, strategic acquisitions in 1997 and late 1996 and additional market penetration. This division has also benefitted from a domestic offshore market that has remained strong and from improved international completion fluid and filtration operations, principally in the U.K. and Africa. The Specialty Chemicals Division's revenues were up approximately 20% over 1996, reflecting substantial contributions from two prior year acquisitions: Industrias Sulfamex, S.A. de C.V. ("Sulfamex"), a Mexican manufacturer of manganese sulfate, and Wilchem Corporation, a producer of mold and mildew products. This Division's Process Technologies and Process Services groups realized significant growth during the year, in part due to the acquisition of the remaining 50% interest in TETRA Process Services that the Company did not previously own. Increased sales from this division's dry calcium chloride and performance chemicals product lines have also contributed to the period's improved revenues.

        Gross profits were $63.0 million in 1997 compared to $48.6 million in 1996, for an increase of $14.4 million or 29.6%. Gross profit as a percentage of revenues was 28.7% in 1997, down from 30.3% in 1996. The Oil & Gas Services Division's gross profit percentage was up slightly compared to the prior year; however, the Specialty Chemicals Division's gross profit percentage was down due principally to disruptions at the division's Fairbury, Nebraska plant. The Company elected to write-off certain costs associated with regulatory-driven plant clean-up and modifications at that plant. As a result, a $3.0 million non-recurring charge was recorded during the year, of which approximately $0.8 million was recorded against gross margins. Operations at the Fairbury plant during the year were adversely impacted by these events, resulting in increased operating costs, reduced throughput and significant gross margin erosion. Lower margins from sale of calcium chloride and performance chemicals products also contributed to the division's reduced gross margins.

        General and administrative expenses were $37.9 million in the 1997 period compared to $27.9 million in the 1996 period. The addition of personnel in the Oil & Gas Services Division and the inclusion of such expenses from acquired operations in both divisions accounted for a significant portion of this increase. The 1997 period also includes approximately $2.2 million non-recurring charge for AMT. General and administrative expenses as a percentage of revenues continued to drop from 17.3% in 1996 to 16.3% in 1997, after adjusting for the non-recurring charge.

        Operating income for the twelve months ended December 31, 1997 was $25.0 million, up $4.3 million or 20.5% from $20.8 million in the prior year. This increase is the combined result of a gross margin improvement of $17.6 million relating to increased volume, a $3.3 million decrease due to lower gross margin rates and increased general and administrative expenses of $10.0 million.

        Interest expense increased during the year by approximately $2.1 million, as a result of an increase in long-term debt over the past twelve months of approximately $51 million in connection with the Company's acquisition and internal growth programs.

        Net income after taxes for 1997 totaled $13.9 million versus $13.1 million in 1996. Net income per diluted share was $0.98 in the 1997 period based on 14,189,000 weighted average diluted shares outstanding compared to earnings for the comparable 1996 period of $0.97 based on 13,137,000 weighted average diluted shares outstanding.


         1996 COMPARED TO 1995

        Revenues for the twelve months ended December 31, 1996 were $160.8 million compared to $113.5 million in 1995, an increase of $47.3 million or 41.7%. Both the Oil & Gas Services Division and the Specialty Chemicals Division showed significant revenue growth over the prior year. In the Oil & Gas Services Division, all three operating components (offshore, international and onshore) realized improved revenues. Domestic operations continued to benefit from the sustained levels of high drilling activity in the Gulf of Mexico throughout the year, while international revenues improved principally in Europe and Africa through a combination of increased drilling activity and market penetration. The Company believes it has minimal foreign exchange exposure since the majority of its international operations activity is denominated in U.S. dollars. The well abandonment operations were complemented during 1996 with several acquisitions that increased the land rig fleet, added an inland waters fleet operating in Louisiana and Texas, and added a production testing operation. Revenues increased significantly as a result of these acquisitions.

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

        Net income after taxes for the twelve months ended December 31, 1996 was $13.1 million compared to $9.4 million in 1995, an increase of $3.7 million or 40.3%. Net income per diluted share was $0.97 in 1996 based on 13,545,000 weighted average diluted shares outstanding compared to $0.72 in 1995 based on 13,069,000 weighted average diluted shares outstanding. Net income per share increased $0.25 or 34.7% in 1996.

         LIQUIDITY AND CAPITAL RESOURCES

        The Company's investment in working capital, excluding cash and cash equivalents, increased to $65.2 million at December 31, 1997 compared to $34.6 million at December 31, 1996. Accounts receivable increased $13.1 million primarily in the Oil & Gas Services Division as a result the significant revenue growth in that area; also contributing to this increase is the acquisition of the remaining 50% interest in TETRA Process Services. Inventories increased $14.4 million during this period. In the Specialty Chemicals division, inventories of dry calcium chloride increased due to lower than anticipated first quarter sales in the snow and ice melt markets and to seasonal build-ups. Feed and fertilizer inventories also increased due to seasonality as well as the disruption in sales experienced at the Fairbury plant. Performance Chemicals inventories have increased as the business continues to develop. Inventories in the oil and gas operations are up in response to increased domestic drilling activity, increased international activity in the U.K., Africa and South America, and the significant growth in the well abandonment business. Other current assets increased in 1997 as a result of a federal tax refund due of over $2.0 million. Trade payables and accrued expenses increased during the period by $8.5 million. Oil and gas operations accounted for a substantial portion of this change, as increased inventory and capital equipment were acquired. The acquisition of the remaining 50% interest in TETRA Process Services also contributed to this increase. Short-term borrowings and current portion of long-term debt decreased by nearly $5.1 million, as the Company reduced its cost of capital by refinancing the long-term debt and working capital loans of its American MicroTrace subsidiary.

        The Company has ongoing acquisition and internal growth programs. To fund these programs, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by NationsBank. As of December 31, 1997, the Company has $1.9 million in letters of credit and $77 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $41.1 million. The line-of-credit matures in 2002. The Company also has 4.6 million shares of TETRA common stock available under a S-4 Shelf Registration Statement to finance acquisitions.

        Capital expenditures during the twelve months ended December 31, 1997 totaled approximately $47.4 million. Significant components include new inland water rigs, production testing equipment and assets of Posey Pipe Company purchased for the Oil & Gas Services Division's well abandonment and production testing operations. The Specialty Chemicals Division expenditures included additional process equipment and plant modifications at its AMT Fairbury, Nebraska plant, the cost of its share of the new Ludington, Michigan calcium bromide plant and process improvements to the Lake Charles, Louisiana calcium chloride plant.

        Major investing activities include the acquisitions of Perfco Wireline, Inc. and RETEC-TETRA L.C. The stock of Perfco was purchased in exchange for 146,116 shares of the Company's Common Stock plus additional considerations contingent upon future earnings. Perfco is an electric wireline service company operating primarily in the Gulf of Mexico and will be integrated into the Oil & Gas Services Division. The Company also acquired the remaining 50% interest in its RETEC-TETRA L.C. joint venture that it did not previously own. RETEC-TETRA, renamed TETRA Process Services L.C., will continue to be part of the Specialty Chemicals Division. The acquisition of approximately $8.8 million was funded by drawing against the Company's line-of-credit. The assets and liabilities of TETRA Process Services are included in the accompanying financial statements. TETRA Process Services L.C. provides services for reducing or eliminating refinery wastes and recovering resources for process industries worldwide.

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

        PENDING ACCOUNTING PRONOUNCEMENTS

               In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131) which establishes standards for the way that public companies report information about operating segments in both annual and interim financial statements. SFAS No. 131 also establishes standards for disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 retroactively in 1998. The adoption of SFAS No. 131 will not affect the Company's results of operations or financial position, but will increase the Company's disclosure of segment information.

               In June 1997, the FASB also issued SFAS no. 130, Reporting Comprehensive Income which establishes new rules for the reporting and display of comprehensive income. Adoption of SFAS No. 130 will have no impact on the Company's net income or financial position. SFAS No. 130 would require the Company's foreign currency translation adjustments, which are currently reported in stockholders' equity, to be added to net income to determine total comprehensive income. Disclosure of total comprehensive income is also required.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The information required by this Item is not applicable to the Company.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The financial statements of the Company and its subsidiaries required to be included in this Item 8 are set forth in Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        There is no disclosure required by Item 304 of Regulation S-K in this report.


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors -- Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end to the Company's fiscal year on December 31, 1997.

ITEM 11.   EXECUTIVE COMPENSATION.

        The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors -- Director Compensation" and " -- Compensation of Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997. Not withstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" to the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1997.



                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     List of documents filed as part of this Report

        1.     Financial Statements of the Company

                                                                                                             PAGE

               Report of Independent Auditors                                                                 F-1

               Consolidated Balance Sheets at December 31, 1997 and 1996                                      F-2

               Consolidated Statements of Operations for the years                                            F-4
                      ended December 31, 1997, 1996, and 1995

               Consolidated Statements of Stockholders' Equity for the
                      years ended December 31, 1997, 1996, and 1995                                           F-5

               Consolidated Statements of Cash Flows for the years
                      ended December 31, 1997, 1996, and 1995                                                 F-6

               Notes to Consolidated Financial Statements                                                     F-8



        2.     Financial Statement Schedule


                      Schedule                  Description                                                  Page
                      --------                  -----------                                                  ----
                        VIII        Valuation and Qualifying Accounts                                         S-1

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

               10.3  Registration Rights Agreement dated May 4, 1989 by and among TETRA Technologies, Inc. and certain stockholders
                     listed therein (filed as an exhibit to the Company's
                     Registration Statement on Form S-1 (33-33586) and
                     incorporated herein by reference).
               10.4  Loan Agreement dated August 30, 1990 between TETRA
                     Technologies, Inc. and NCNB Texas National Bank (filed as
                     an exhibit to the Company's Registration Statement on Form
                     S-1 (33-39154) and incorporated herein by reference).
               10.5  Promissory Note (Revolving Line-of-credit) dated August 30,
                     1990 from TETRA Technologies, Inc. to NCNB Texas National
                     Bank (filed as an exhibit to the Company's Registration
                     Statement on Form S-1 (33-39154) and incorporated herein by reference).
               10.6  Promissory Note (Installment) dated December 28, 1990 from
                     TETRA Technologies, Inc. to NCNB Texas National Bank (filed as an exhibit to the Company's Registration Statement on
                     Form S-1 (33-39154) and incorporated herein by reference).
               10.7  Loan and Security Agreement dated as of April 15, 1988 between TETRA Technologies, Inc. and Metlife Capital
                     Corporation (filed as an exhibit to the Company's
                     Registration Statement on Form S-1 (33-33586) and
                     incorporated herein by reference).
               10.8  Term Note dated April 15, 1988 from TETRA Technologies,
                     Inc. to Metlife Capital Corporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586)
                     and incorporated herein by reference).
               10.9  TETRA Technologies, Inc. 1990 Stock Option Plan (filed as an exhibit to the Company's Registration Statement on Form
                     S-1 (33-33586) and incorporated herein by reference).
               10.10 TETRA Technologies, Inc. 401(K) Retirement Plan (effective
                     November 1, 1990) (filed as an exhibit to the Company's
                     Registration Statement on Form S-1 (33-39154) and
                     incorporated herein by reference).
               10.11 Sales Agreement dated June 25, 1987 between Shell Chemical
                     Company and TETRA Resources, Inc. (filed as an exhibit to
                     the Company's Registration Statement on Form S-1 (33-33586)
                     and incorporated herein by reference).
               10.12 Purchase Order No. N21553 dated October 1, 1989 from TETRA
                     Chemicals to Kaskaskia Stone Company (filed as an exhibit
                     to the Company's Registration Statement on Form S-1
                     (33-33586) and incorporated herein by reference).
               10.13 Purchase Order No. N21554 dated October 1, 1989 from TETRA
                     Chemicals to Kaskaskia Stone Company (filed as an exhibit
                     to the Company's Registration Statement on Form S-1
                     (33-33586) and incorporated herein by reference).
               10.14 Letter Agreement dated September 1, 1989 between Synergy
                     Fluids, a division of Ameribrom, Inc. and TETRA Resources,
                     Inc. (filed as an exhibit to the Company's Registration
                     Statement on Form S-1 (33-33586) and incorporated herein by reference).
               10.15 Optional Supply Agreement dated February 15, 1989 between
                     Ethyl Corporation and TETRA Technologies, Inc. (filed as an exhibit to the Company's Registration Statement on Form S-1
                     (33-33586) and incorporated herein by reference).
               10.16 Service Agreement dated July 18, 1990 between TETRA
                     Technologies, Inc. and Inland Steel Co. (filed as an
                     exhibit to the Company's Registration Statement on Form S-1
                     (33-39154) and incorporated herein by reference).
               10.17 Milpark/TETRA Joint Venture Agreement dated May 24, 1991
                     (filed as an exhibit to the Company's Form 10-K for the
                     year ended December 31, 1991 and incorporated herein by
                     reference).
               10.18 Agreement Between TETRA Technologies, Inc. TETRA (U.K.)
                     Limited, Severn Trent plc and TETRA Europe Limited
                     effective October 1, 1991 (filed as an exhibit to the
                     Company's Form 10-K for the year ended December 31, 1991
                     and incorporated herein by reference).
               10.19 Severn Trent Water License Agreement effective February 5,
                     1992 Between TETRA Technologies, Inc. and TETRA Europe
                     Limited and Severn Trent Water Limited (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
                     1991 and incorporated herein by reference).
               10.20 TETRA Know-How Transfer Agreement effective October 1, 1991
                     Between TETRA Technologies, Inc. and TETRA Europe Limited
                     (filed as an exhibit to the Company's Form 10-K for the
                     year ended December 31, 1991 and incorporated herein by
                     reference).
               10.21 PhoStrip Know-How Transfer Agreement effective October 1,
                     1991 Between TETRA Technologies, Inc. and TETRA Europe
                     Limited (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1991 and incorporated herein by reference).
               10.22 Amendments 1 and 2 to Loan Agreement dated August 30, 1990 between TETRA Technologies, Inc. and NationsBank (formerly
                     NCNB Texas National Bank) (filed as an
                     exhibit to the Company's Form 10-K for the year ended
                     December 31, 1992 and incorporated herein by reference).
               10.23 Formation Agreement and Regulations of RETEC-TETRA, Limited
                     Liability Co., dated July 28, 1992 (filed as an exhibit to the Company's Form 10-K for the year ended December 31,
                     1992 and incorporated herein by reference).
               10.27 Long-term Supply Agreement with Bromine Compounds Ltd.
                     (filed as an exhibit to the Company's Form 10-K for the
                     year ended December 31, 1996 and incorporated herein by
                     reference; certain portions of this exhibit have been
                     omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).
               10.28 Agreement dated November 28, 1994 between Olin Corporation and TETRA-Chlor, Inc. Certain portions of this exhibit have been omitted pursuant to a confidential treatment request
                     filed with the Securities and exchange Commission (filed as an exhibit to the Company's Form 10-K for the year ended
                     December 31, 1994 and incorporated herein by reference).
               10.29 Employment Agreement dated April 1, 1996 with Allen T.
                     McInnes (filed as an exhibit to the Company's Form 10-Q for the three months ended June 30, 1996 and incorporated
                     herein by reference).
               10.30 Employment Agreement dated April 1, 1996 with Michael L.
                     Jeane (filed as an exhibit to the Company's Form 10-Q for
                     the three months ended June 30, 1996 and incorporated
                     herein by reference).
               10.31 Credit Agreement, dated April 10, 1997, with Nationsbank of
                     Texas, N.A. (filed as an exhibit to the Company's Form 10-Q for the three months ended June 30, 1997 and incorporated
                     herein by reference).
               21    Subsidiaries of the Company.
               23    Consent of Ernst & Young, LLP


(b)     Reports on Form 8-K: None were filed in the fourth quarter of 1997

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                                 TETRA TECHNOLOGIES, INC.


Date:  March 23, 1998                            BY:    /s/Allen T. McInnes
                                                        -------------------
                                                        Allen T. McInnes,
                                                        President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          SIGNATURE                                          TITLE                                 DATE

/s/J. Taft Symonds                                        Chairman of                        March 23, 1998
---------------------------------                   the Board of Directors
J. Taft Symonds



/s/Allen T. McInnes                                    Allen T. McInnes                      March 23, 1998
---------------------------------                   President and Director
Allen T. McInnes                                 (Principal Executive Officer)



/s/Geoffrey M. Hertel                                 Geoffrey M. Hertel                     March 23, 1998
---------------------------------            Chief Financial Officer and Director
Geoffrey M. Hertel                               (Principal Financial Officer)



/s/Bruce A. Cobb                                         Bruce A. Cobb                       March 23, 1998
---------------------------------                    Corporate Controller
Bruce A. Cobb                                   (Principal Accounting Officer)



/s/Oscar S. Andras                                         Director                          March 23, 1998
---------------------------------
Oscar S. Andras



/s/Paul D. Coombs                                          Director                          March 23, 1998
---------------------------------
Paul D. Coombs



/s/Tom H. Delimitros                                       Director                          March 23, 1998
---------------------------------
Tom H. Delimitros



/s/Stephen T. Harcrow                                      Director                          March 23, 1998
---------------------------------
Stephen T. Harcrow



/s/Kenneth P. Mitchell                                     Director                          March 23, 1998
---------------------------------
Kenneth P. Mitchell


                         REPORT OF INDEPENDENT AUDITORS





Board of Directors and Stockholders
TETRA Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Houston, Texas
February 19, 1998

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                                                 DECEMBER 31,
                                                                           ------------------------
                                                                              1997            1996
                                                                           ---------      ---------
ASSETS

Current Assets:
  Cash and cash equivalents ..........................................     $   2,839      $   2,829
  Trade accounts receivable, net of allowance for doubtful
      accounts of $1,023 in 1997 and $1,266 in 1996 ..................        56,893         43,768
  Costs and estimated earnings in excess
     of billings on incomplete contracts .............................         4,021          1,410
  Inventories ........................................................        38,715         24,360
  Deferred tax assets ................................................         1,444          1,676
  Prepaid expenses and other current assets ..........................         6,012          2,083
                                                                           ---------      ---------
      Total Current Assets ...........................................       109,924         76,126

Property, Plant and Equipment:
  Land and building ..................................................        12,777          8,428
  Machinery and equipment ............................................        72,514         43,477
  Automobiles and trucks .............................................        10,538          5,276
  Chemical plants ....................................................        46,791         45,014
  Construction in progress ...........................................        27,231          5,409
                                                                           ---------      ---------
                                                                             169,851        107,604
  Less accumulated depreciation and amortization .....................       (48,868)       (35,436)
                                                                           ---------      ---------
      Net Property, Plant and Equipment ..............................       120,983         72,168

Other Assets:
  Investments in joint ventures ......................................          --            5,928
  Cost in excess of net assets acquired, net of accumulated
      amortization of $1,805 in 1997 and $964 in 1996 ................        24,983         17,381
  Other, net of accumulated amortization
      of $2,987 in 1997 and $1,968 in 1996 ...........................         7,902          6,903
                                                                           ---------      ---------
      Total Other Assets .............................................        32,885         30,212
                                                                           ---------      ---------

                                                                           $ 263,792      $ 178,506
                                                                           =========      =========

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)






                                                                                  DECEMBER 31,
                                                                           ------------------------
                                                                              1997           1996
                                                                           ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Short-term borrowings .............................................     $    --        $   2,202
   Trade accounts payable ............................................        26,181         22,618
   Accrued expenses ..................................................        14,114          9,085
   Billings in excess of costs and estimated
      earnings on incomplete contracts ...............................           244            567
   Current portion of all long-term debt and
      capital lease obligations ......................................         1,309          4,256
                                                                           ---------      ---------
         Total Current Liabilities ...................................        41,848         38,728

Long-term debt, less current portion .................................        77,000         23,853
Capital lease obligations, less current portion ......................         1,525            835
Deferred income taxes ................................................        13,365          6,687
Other liabilities ....................................................           474            381

Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.01 per share:
     40,000,000 shares authorized, with 13,480,956 shares
     issued and outstanding in 1997 and 13,069,396
     shares issued and outstanding in 1996 ...........................           135            131
   Additional paid-in capital ........................................        75,902         67,811
   Cumulative translation  adjustment ................................           (86)           387
   Retained earnings .................................................        53,629         39,693
                                                                           ---------      ---------
       Total Stockholders' Equity ....................................       129,580        108,022
                                                                           ---------      ---------

                                                                           $ 263,792      $ 178,506
                                                                           =========      =========




                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)






                                                                         YEAR ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                   1997           1996           1995
                                                                 ---------      ---------      ---------
Revenues:
   Product sales ...........................................     $ 147,927      $ 125,932      $  86,958
   Services ................................................        71,486         34,858         26,510
                                                                 ---------      ---------      ---------
     Total Revenues ........................................       219,413        160,790        113,468

Cost of Revenues:
   Cost of product sales ...................................       107,379         87,775         59,363
   Cost of services ........................................        49,052         24,371         16,450
                                                                 ---------      ---------      ---------
     Total Cost of Revenues ................................       156,431        112,146         75,813
                                                                 ---------      ---------      ---------
       Gross Profit ........................................        62,982         48,644         37,655

General and administrative .................................        37,945         27,863         24,225
                                                                 ---------      ---------      ---------
       Operating Income ....................................        25,037         20,781         13,430

Interest expense ...........................................        (3,305)        (1,250)          (159)
Interest income ............................................           305            198            959
Undistributed earnings (loss) of joint ventures ............           290            522            (47)
Other income, net ..........................................           775            257            377
                                                                 ---------      ---------      ---------
Income before Income Taxes .................................        23,102         20,508         14,560

Provision for income taxes .................................         9,166          7,371          5,194
                                                                 ---------      ---------      ---------
       Net Income ..........................................     $  13,936      $  13,137      $   9,366
                                                                 =========      =========      =========

Net income per share .......................................     $    1.05      $    1.02      $    0.74
                                                                 =========      =========      =========
Average shares .............................................        13,297         12,873         12,693
                                                                 =========      =========      =========

Net income per diluted share ...............................     $    0.98      $    0.97      $    0.72
                                                                 =========      =========      =========
Average diluted shares .....................................        14,189         13,545         13,069
                                                                 =========      =========      =========




                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)






                                                                          ADDITIONAL       RETAINED      CUMULATIVE      TOTAL
                                                             COMMON         PAID-IN        EARNINGS     TRANSLATION    STOCKHOLDERS'
                                                              STOCK         CAPITAL        (DEFICIT)     ADJUSTMENT      EQUITY
                                                            ----------     ----------      ----------    ----------    ----------

Balance at December 31, 1994 ..........................     $      126     $   60,419     $   17,190     $      (48)     $ 77,687

Net Income for 1995 ...................................                                        9,366                        9,366

Cumulative translation adjustment .....................                                                         (41)          (41)

Exercise of common stock options ......................              1            599                                         600

Tax benefit upon exercise of certain non-qualified
     and incentive stock options ......................                            96                                          96

Common stock issued for acquisitions ..................              1          1,577                                       1,578
                                                            ----------     ----------      ----------    ----------    ----------


Balance at December 31, 1995 ..........................            128         62,691         26,556            (89)     $ 89,286


Net Income for 1996 ...................................                                       13,137                       13,137

Cumulative translation adjustment .....................                                                         476           476

Exercise of common stock options ......................              1            815                                         816

Tax benefit upon exercise of certain non-qualified
     and incentive stock options ......................                           307                                         307

Common stock issued for acquisitions ..................              2          3,998                                       4,000
                                                            ----------     ----------     ----------     ----------    ----------

Balance at December 31, 1996 ..........................            131         67,811         39,693            387       108,022


Net Income for 1997 ...................................                                       13,936                       13,936

Cumulative translation adjustment .....................                                                        (473)          (473)

Exercise of common stock options ......................              3          2,457                                       2,460

Tax benefit upon exercise of certain non-qualified
     and incentive stock options ......................                         1,636                                        1,636

Common stock issued for acquisitions ..................              1          3,998                                       3,999
                                                            ----------     ----------     ----------     ----------    ----------


Balance at December 31, 1997 ..........................     $      135     $   75,902     $   53,629     $      (86)   $  129,580
                                                            ==========     ==========     ==========     ==========    ==========




                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)






                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ------------------------------------
                                                                                 1997           1996          1995
                                                                                --------      --------      --------
Operating Activities:
   Net income .............................................................     $ 13,936      $ 13,137      $  9,366
   Adjustments to reconcile net income to net cash provided:
     Depreciation and amortization ........................................       11,575         8,343         6,059
     Undistributed earnings of joint ventures .............................         (290)         (524)           47
     Provision for deferred income taxes ..................................        3,236         1,024           121
     Provision for doubtful accounts ......................................          253           453           123
     Gain on sale of property, plant and equipment ........................         (280)            2           (78)
     Non-recurring charge .................................................        3,000          --            --
     Changes in operating assets and liabilities, net of effects from acquisition of subsidiaries:
        Trade accounts receivable .........................................      (10,750)       (8,869)       (4,184)
        Costs and estimated earnings in excess of billings
          on incomplete contracts .........................................       (2,611)           33          (287)
        Inventories .......................................................      (15,155)       (6,491)       (2,111)
        Prepaid expenses and other current assets .........................       (3,500)         (364)         (461)
        Trade accounts payable and accrued expenses .......................        8,003           588         7,790
        Billings in excess of costs and estimated earnings
          on incomplete contracts .........................................         (323)          523          (298)
        Other .............................................................       (1,824)          231            85
                                                                                --------      --------      --------
        Net cash provided by operating activities .........................        5,270         8,086        16,172
                                                                                --------      --------      --------

Investing Activities:
   Purchases of property, plant and equipment .............................      (47,360)      (12,113)      (18,096)
   Sale of marketable securities ..........................................         --            --           4,854
   Investment in joint venture ............................................         --          (1,075)         --
   Purchase 50% of net assets of RETEC/TETRA,
     net of cash acquired of $718 .........................................       (8,107)         --            --
   Business combinations, net of cash acquired ............................         --         (18,087)       (1,684)
   Proceeds from sale of property, plant and equipment ....................          662           218           215
   Decrease (Increase) in other assets ....................................           15          (756)       (1,710
                                                                                --------      --------      --------
      Net cash used by investing activities ...............................     $(54,790)     $(31,813)     $(16,421)
                                                                                --------      --------      --------



                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)






                                                                                  YEAR ENDED DECEMBER 31,
                                                                           ------------------------------------
                                                                             1997         1996           1995
                                                                           --------      --------      --------
Financing Activities:
   Proceeds from long-term debt and exercised stock options ..........     $ 57,955      $ 24,216      $    728
   Net repayment and borrowings under short-term credit lines ........       (2,202)          (60)          (64)
   Principal payments on long-term debt and
     capital lease obligations .......................................       (6,223)       (5,110)       (1,308)
                                                                           --------      --------      --------
     Net cash used by financing activities ...........................       49,530        19,046          (644)
                                                                           --------      --------      --------
   Increase (Decrease) in cash .......................................           10        (4,681)         (893)
Cash and cash equivalents at beginning of period .....................        2,829         7,510         8,403
                                                                           --------      --------      --------
Cash and cash equivalents at end of period ...........................     $  2,839      $  2,829      $  7,510
                                                                           ========      ========      ========




Supplemental Cash Flow Information:
    Capital lease obligations incurred ...............................     $  1,894      $    983      $    516
    Capital lease obligations terminated .............................     $    798      $    498      $    235
    Interest paid ....................................................     $  3,366      $  1,426      $    585
    Taxes paid .......................................................     $  2,783      $  5,633      $  2,354







                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997


NOTE A  -- ORGANIZATION AND OPERATIONS OF THE COMPANY

     TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries.

     The Company's Specialty Chemicals Division manufactures and markets specialty chemicals to the agriculture, mining, water treatment, industrial, cement, food processing, ice melt and energy markets. The division uses proprietary technology to take low-cost feedstocks and convert them into high quality commercial products. The division's Process Technologies group employs proprietary technologies to provide engineered systems and services that treat industrial and municipal wastewater and in some cases, solid waste streams, to ensure compliance with environmental effluent requirements, to achieve on-site waste minimization, and/or to recover reusable constituents. The Process Services group reduces or eliminates refinery and petrochemical waste from process industries. The Performance Chemicals group develops custom-tailored chemical treatment programs to meet specific customer needs, and its Agriculture group manufactures and distributes calcium chloride-based agricultural products and zinc and manganese products for animal and plant nutrition. The division also participates in the consumer products market, offering an array of desiccant products under the trade name DampRid(R).

     The Company's Oil & Gas Services Division markets chemicals including those produced by the Specialty Chemicals Division to the oil and gas industry for use in well completion and workover operations in both domestic and international markets. They also provide complementary on-site fluid engineering, fluid management and handling services and filtration for completion and workover applications. The Oil & Gas Services Division also offers a specialty drilling fluids product line and oil and gas well abandonment and production testing services.


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

               Building                              25 years
               Machinery and equipment               5 and 10 years
               Automobiles and trucks                4 years
               Chemical plants                       15 years

     For income tax purposes, the Company provides for depreciation using accelerated methods. Capitalized interest charged to construction projects for the years ended December 31, 1997, 1996 and 1995 was $505,600, $176,000 and
$450,000, respectively.

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

Environmental Liabilities

     Environmental expenditures which result in additions to property and equipment are capitalized, while other environmental expenditures are expensed. Environmental remediation liabilities are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated. These costs are adjusted as further information develops or circumstances change.

Stock Compensation

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans and continues to account for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Note K to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1997, 1996 and 1995 if the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

Income per Common and Common Equivalent Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effect stock options, which is computed using the treasury stock method during the periods such options were outstanding. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement SFAS No. 128 requirements. A reconciliation of the common shares used in the computations of income per common and common equivalent shares is presented in Note L.

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

Related Party Transactions

     The Company recorded sales and services rendered to unconsolidated joint ventures of $391,000, $1,201,000 and $726,000 in 1997, 1996 and 1995,
respectively.

Revenue Recognition

     Revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered with appropriate provisions for uncollectible accounts.

Derivative Financial Instruments

     The Company manages its exposure to variable interest rate financing arrangements by entering into interest rate swap agreements, which provide for the Company to pay a fixed rate of interest and receive a variable rate of interest over the term of the swap agreement. The differential to be paid or received as a result of the changes in the prevailing interest rates are accrued and recognized as an adjustment of interest expense related to the debt. The net amount receivable or payable under the interest rate swap agreements are included in other assets or liabilities. Gains or losses on termination of interest rate swap agreements are deferred as an adjustment to the carrying amount of the debt and would be amortized to interest expense over the remaining term of the original swap agreement.


NOTE C  -- ACQUISITIONS

     All acquisitions by the Company have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a preliminary determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and amortized over 40 years. Pro forma information for these acquisitions has not been presented as such amounts are not material.

     The Company completed two acquisitions during the third quarter of 1997. The outstanding stock of Perfco Wireline, Inc. and C&T Unlimited, Inc. ("Perfco") was acquired in exchange for 146,116 shares of TETRA stock valued at approximately $4.0 million, plus additional consideration contingent upon future earnings. Perfco is an electric wireline service company operating primarily in the Gulf Coast region and has been integrated into the Oil & Gas Services Division. The Company also acquired the remaining 50% interest in its RETEC-TETRA L.C. joint venture that it did not previously own. RETEC-TETRA, renamed TETRA Process Services L.C., will continue to be part of the Specialty Chemicals Division. The purchase price of approximately $8.8 million was funded by drawing against the Company's line-of-credit. The accompanying financial statements include the assets and liabilities of RETEC-TETRA. The excess of the purchase price over the book value of the net assets acquired was approximately $3.9 million for Perfco and $3.0 million for RETEC-TETRA.

     In the fourth quarter of 1996, the Company acquired the outstanding stock of three affiliated companies operating under the name of Inland Rigs. The acquired operations, which are predominantly involved in plugging wells in the inland waters of Louisiana, were merged into TETRA's oil and gas well abandonment service business. The Company issued 164,101 shares of common stock valued at $24.38 per share for the acquired companies. The purchase agreement also provides for additional purchase price consideration to be paid in the form of additional shares of the Company's common stock, contingent upon future incremental profits of Inland Rig's operations over the two years following the acquisition. The fair market value of any additional shares issued under this agreement will be capitalized as additional purchase price. The excess of purchase price over the book value of net assets acquired was approximately $4.4 million.

     The Company also consummated two additional acquisitions for cash during the 1996 fourth quarter. The assets of Production Test, Inc., a well testing service company, were purchased for $1.5 million. These assets were merged into TETRA's domestic onshore service operations in the Oil & Gas Services Division. The Company also acquired the stock of Wilchem Corporation for approximately $7.5 million. Wilchem Corporation is a marketer of mold and mildew preventative products and has been integrated into the Specialty Chemicals Division. The excess of the purchase price over the book value of the net assets acquired of Wilchem Corporation was approximately $7.1 million.

     In the second quarter of 1996, the Company acquired the outstanding stock of Industrias Sulfamex, S.A. de C.V. ("Sulfamex") for approximately $8.1 million. The excess of the purchase price over the book value of the net assets acquired was approximately $4.0 million. Sulfamex is a Mexican corporation that produces certain manganese-based chemicals for distribution, predominantly into U.S. markets and was integrated into the Specialty Chemicals Division's operations.

     In the first quarter of 1996, the Company purchased the assets of Culberson Well Service, Inc. for approximately $1.4 million. Culberson Well Service, Inc. is an oilfield services company providing oil and gas well abandonment services along the Gulf Coast region of Texas. The assets purchased consisted of machinery and equipment.

NOTE D  -- ACCOUNTING FOR PROCESS TECHNOLOGY CONTRACTS

     The following summarizes percentage of completion of Process Technology contracts in progress at December 31, 1997 and 1996.

                                                                  DECEMBER 31,
                                                            ----------------------
                                                                 (IN THOUSANDS)
                                                              1997           1996
                                                            --------      --------
Costs and estimated earnings incurred
  on contracts in progress ............................     $ 11,329      $ 12,664

Less applicable billings ..............................       (7,552)      (11,821)
                                                            --------      --------

                                                            $  3,777      $    843
                                                            ========      ========



     These amounts are included in the accompanying consolidated balance sheets as follows:

                                                                DECEMBER 31,
                                                            --------------------
                                                                (IN THOUSANDS)
                                                             1997          1996
                                                            -------      -------
Costs and estimated earnings in excess of
   billings on incomplete contracts ...................     $ 4,021      $ 1,410

Billings in excess of costs and estimated
   earnings on incomplete contracts ...................        (244)        (567)
                                                            -------      -------

                                                            $ 3,777      $   843
                                                            =======      =======



     Receivables under contractual retainage provisions aggregated approximately $333,000 and $129,000 at December 31, 1997 and 1996, respectively. Substantially all retainage receivables are expected to be collected within one year.

NOTE E  --  LONG-TERM DEBT AND OTHER BORROWINGS

           Long-term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                             ----------------------
                                                                                                 (IN THOUSANDS)
                                                                                              1997           1996
                                                                                             --------      --------
General purpose unsecured, revolving line-of-credit
   for $120 million with interest at LIBOR
    plus .75 - 1.75%.  Borrowings as of 12/31/96
   accrued interest at LIBOR plus 1% ...................................................     $ 77,000      $ 23,405

Installment note with a 10.48% interest rate, payable $62,626 monthly and due in
   May 1998. The note is secured and fully serviced by a tolling fee of $62,626 payable to
   the Company monthly for five years ..................................................          245           930

Term note payable to bank is secured by a lien on certain realty and a security agreement on certain personal property.  Interest is payable monthly.  The principal was paid off in 1997 and
    rolled into the general purpose line of credit .....................................         --           2,382

Other ..................................................................................          140           875
                                                                                             --------      --------
                                                                                               77,385        27,592
Less current portion ...................................................................         (385)       (3,739)
                                                                                             --------      --------


   Total long-term debt ................................................................     $ 77,000      $ 23,853
                                                                                             ========      ========



     Scheduled maturities for the next five years and thereafter as of December 31, 1997 are as follows (in thousands):

                  1998................................................  $    385
                  1999................................................        --
                  2000................................................        --
                  2001................................................        --
                  2002................................................    77,000
                                                                        --------
                                                                        $ 77,385
                                                                        ========

     As of December 31, 1997, the Company has $1.9 million in letters of credit and $77 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $41.1 million. Effective March 31, 2000 the maximum borrowing amount of this line will decrease $5 million per quarter until its maturity date of March 10, 2002.

     In September 1997, the Company entered into two interest rate swap agreements, each with a nominal amount of $20,000,000, which are effective January 2, 1998 and expire on January 2, 2003. The interest rate swap agreements provide for the Company to pay interest at a fixed rate of approximately 6.4% every three months, beginning April 2, 1998 and requires the issuer to pay the Company on a floating rate based on LIBOR. The swap transactions can be canceled by the Company through payment of a cancellation fee, which is based upon prevailing market conditions and remaining life of the agreement. The estimated fair value (obtained through independent confirmation) of the swap transactions, at December 31, 1997, was not significant.

NOTE F  -- LEASES

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

         Property, plant, and equipment includes the following amounts for leases that have been capitalized:

                                                 DECEMBER 31,
                                                (IN THOUSANDS)
                                              1997          1996
                                             -------      -------
Automobiles and trucks .................     $ 3,003      $ 1,338
Less accumulated amortization ..........        (954)        (497)
                                             -------      -------
                                               2,049          841
                                             =======      =======


Machinery and equipment ................       1,361        1,312
Less accumulated amortization ..........      (1,014)        (880)
                                             -------      -------
                                             $   347      $   432
                                             =======      =======


     Amortization of these assets is computed using the straight-line method over the terms of the leases and is included in depreciation and amortization expense.

     Future minimum lease payments by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following at December 31, 1997:

                                                                        CAPITAL               OPERATING
                                                                        LEASES                 LEASES
                                                                       -------                -------
                                                                                (IN THOUSANDS)

        1998..................................................         $ 1,079                $ 1,880
        1999..................................................             785                  1,363
        2000..................................................             562                    868
        2001..................................................             255                    452
        2002..................................................               3                    244
                                                                       -------                -------
        Total minimum lease payments..........................           2,684                $ 4,807
                                                                                              =======
        Amount representing interest..........................            (236)
                                                                       -------
        Present value of net minimum lease payments.........             2,448
        Less current portion..................................             923
                                                                       -------

             Total long-term portion..........................         $ 1,525
                                                                       =======

     Rental expense for all operating leases was $3,598,000, $2,819,000 and $2,071,000 in 1997, 1996 and 1995, respectively.

NOTE G  -- INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                        1997         1996
                                                       -------      -------
                                                           (IN THOUSANDS)
Deferred Tax Assets:
     Capital loss carryforward ...................     $   632      $   447
     Tax inventory over book .....................       1,619          847
     Allowance for doubtful accounts .............         384          474
     Accruals ....................................       1,054          642
     State tax credit carryforward ...............         460          460
     Net operating loss carryforward .............         473          673
     All other, net ..............................          11           (4)
                                                       -------      -------
          Total deferred tax assets ..............       4,633        3,539
     Valuation reserve ...........................        (227)        (227)
                                                       -------      -------
         Net deferred tax assets .................     $ 4,406      $ 3,312
                                                       =======      =======


                                                         1997        1996
                                                       -------     -------
                                                          (IN THOUSANDS)

Deferred Tax Liabilities:
     Tax over book depreciation ..................     $13,352     $ 7,117
     Goodwill amortization .......................       1,548         902
     Deferred income from joint venture ..........        --           151
     Accounts receivable mark-to-market ..........       1,146        --
     Tax over book amortization of other
        intangibles ..............................         196         144
     All other ...................................          85           9
                                                       -------     -------
     Total deferred tax liability ................      16,327       8,323
                                                       -------     -------

     Net deferred tax liability ..................     $11,921     $ 5,011
                                                       =======     =======




        Federal and state income taxes for years ended December 31, 1997, 1996 and 1995 consisted of the following:

                                                      YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                         (IN THOUSANDS)
                                                   1997       1996       1995
                                                  ------     ------     ------
CURRENT
   Federal ..................................     $2,860     $3,281     $3,465
   State ....................................        402        459        574
   Foreign ..................................      2,668      2,607      1,034
                                                  ------     ------     ------
                                                   5,930      6,347      5,073

DEFERRED
   Federal ..................................      3,090        942         17
   State ....................................        146         82        104
                                                  ------     ------     ------
                                                   3,236      1,024        121


   Total tax provision ......................     $9,166     $7,371     $5,194
                                                  ======     ======     ======

     A reconciliation of the provision for income taxes computed by applying the federal statutory rate for the years ended December 31, 1997, 1996 and 1995 to income before income taxes and the reported income taxes is as follows:

                                                              1997         1996         1995
                                                            -------      -------      -------
                                                                      (IN THOUSANDS)
Income tax provision computed at statutory
   federal income tax rates ...........................     $ 8,086      $ 6,972      $ 4,950
State income taxes (net of federal benefit) ...........         261          303          379
Research and development tax credit ...................        --           (100)        (350)
Permanent differences .................................         359          181          109
Impact of International Operations ....................         386          227         --
Foreign Sales Corporation .............................        (108)        (101)        --
Other .................................................         182         (111)         106
                                                            -------      -------      -------
Total tax provision ...................................     $ 9,166      $ 7,371      $ 5,194
                                                            =======      =======      =======

         The provision for deferred income taxes reflects temporary differences between financial and tax reporting related to the following items:


                                                                  YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                                      (IN THOUSANDS)
                                                              1997         1996         1995
                                                            -------      -------      -------
Depreciation ..........................................     $ 3,807      $ 1,185      $   195
Amortization ..........................................     $   700      $    28      $  --
Capital loss carry forward ............................        (187)        --             45
Notes receivable reserves .............................       --             19         (198)
Allowance for doubtful accounts and inventory reserves         (570)        (184)         383
Accruals ..............................................        (463)         198         (282)
Net operating loss carryforward .......................           8         (131)        --
All other temporary differences .......................         (59)         (91)         (22)
                                                            -------      -------      -------
                                                            $ 3,236      $ 1,024      $   121
                                                            =======      =======      =======




NOTE H  --  ACCRUED LIABILITIES

         Accrued liabilities are detailed as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        1997         1996
                                                       -------     -------
                                                          (IN THOUSANDS)
Compensation and employee benefits ...............     $ 5,062     $ 3,420
Taxes payable ....................................       3,481       1,888
Transportation and distribution costs ............         670         575
Plant operating costs ............................         340         595
Other accrued liabilities ........................       4,561       2,607
                                                       -------     -------
                                                       $14,114     $ 9,085
                                                       =======     =======



NOTE I  --  COMMITMENTS AND CONTINGENCIES

     The Company and its subsidiaries are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the financial statements.

     The EPA issued to the Company's American MicroTrace Corporation subsidiary ("AMT") an Administrative Order under the Resources Conservation and Recovery Act ("RCRA") in early 1997 with regard to AMT's facility in Fairbury, Nebraska. The EPA's Order required AMT to ship off-site various materials, to commence management of certain sources of zinc raw materials in accordance with RCRA requirements, and to complete an application for a RCRA permit to store regulated zinc raw materials. AMT has completed and filed the RCRA permit application and the Company believes that AMT is in full compliance with the Order. The EPA has stated its intent to seek civil penalties in connection with this matter. The Company does not expect that any such penalties will have a material adverse effect on its consolidated financial results. Representatives of AMT have met with EPA counsel and staff to discuss the Order and possible ways to mitigate such penalties. The Company recorded a $3.0 million non-recurring charge in the third quarter of 1997 to cover costs associated with compliance with this order. Approximately $0.8 million of this charge was recorded against cost of sales and the remaining $2.2 million recorded in general and administrative expenses.


NOTE J  --  CAPITAL STOCK

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


NOTE K --  INCENTIVE STOCK OPTION PLAN

     In 1985, the Company adopted the TETRA Technologies, Inc. 1985 Incentive Stock Option Plan (the "1985 Plan"). In February 1990, the 1985 Plan was amended to change the name of the 1985 Plan to the TETRA Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan") and change the number and type of options that could be granted. In May 1997, the 1990 Plan was amended to increase the number and type of options that could be granted. After this amendment, the Company has authorized up to 950,000 performance stock options of which 550,000 shares have been granted. These options have an exercise price of $25.00 per share and vest in full in no less than five years, subject to earlier vesting as follows: fifty percent of each such option vests immediately if the market value per share is equal to or greater than $37.50 for a period of at least 20 consecutive trading days; and the remaining fifty percent vests immediately if the market value per share is equal to or greater than $50.00 for a period of at least 20 consecutive trading days. These options are immediately exercisable upon vesting; provided, however, that no more than 100,000 shares of Common Stock may be exercised by any individual after vesting in any 90 day period, except in the even of death, incapacity or termination of employment of the holder or the occurrence of a Corporation Change. Such options must be exercised within three years of vesting or they expire.

     In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the "Director's Plan"). The purpose of the Plan is to enable the Company to attract and retain qualified individuals who are not employees of the Company to serve as directors. In 1996, the Director Plan was amended to increase the number of shares issuable under automatic grants thereunder.

     The following is a summary of stock option activity for the years ended December 31, 1995, 1996 and 1997:

                                                                SHARES       WEIGHTED
                                                             UNDER OPTION  AVERAGE PRICE
                                                               (000'S)       PER SHARE
                                                              ---------      ---------

Outstanding at December 31, 1994 ...........................      1,193      $    8.24

    Options granted ........................................         57          12.61
    Options canceled .......................................        (62)          7.87
    Options exercised ......................................        (92)          6.54
                                                              ---------

Outstanding at December 31, 1995 ...........................      1,096           8.75

    Options granted ........................................      1,152          16.90
    Options canceled .......................................        (27)         14.11
    Options exercised ......................................       (100)          8.96
                                                              ---------
Outstanding at December 31, 1996 ...........................      2,121          12.97



    Options granted ........................................        732          24.36
    Options canceled .......................................        (26)         14.25
    Options exercised ......................................       (272)          9.42
                                                              ---------
Outstanding at December 31, 1997 ...........................      2,555      $   16.60
                                                              =========      =========

     The exercise prices of the options outstanding at December 31, 1997 range from $5.88 to $26.38 per share. At December 31, 1997, 1996 and 1995, there were 867,000, 304,000 and 381,000 shares, respectively, reserved for future grants under the 1990 Plan. At December 31, 1997, 26,000 shares were reserved for future grants under the Director's Plan. As of December 31, 1997, there were 803,000 options outstanding which were exercisable under the 1990 Plan with a weighted average exercise price of $11.05 and 67,050 options exercisable under the Director's Plan with a weighted average exercise price of $16.72.

     At December 31, 1997, the maximum number of shares authorized for issuance under the 1990 Plan was 3,950,000 shares of common stock. Incentive options may only be granted until December 31, 1999. As of February 28, 1998, there were 2,168,844 incentive stock options granted and outstanding under the 1990 Plan, 34,000 nonqualified options granted and outstanding under the nonqualified plan, and 284,977 nonqualified options granted and outstanding that are not under any plan. The maximum number of shares of common stock which may be issued pursuant to options granted under the Director's Plan is 100,000. As of February 28,1998, 88,619 options had been granted and were outstanding under the Director's Plan. The weighted average remaining contractual life of all outstanding options is
5.4 years.

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

                                                                                YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------
                                                                                      (IN THOUSANDS)
                                                                            1997           1996            1995
                                                                           ------         ------          -----

            Net Income - as reported..........................           $ 13,936       $ 13,137         $ 9,366
                                                                         ========       ========         =======

            Net Income - pro forma............................             12,272         12,315           9,332
                                                                         ========       ========         =======

            Net Income per share - as reported................             $ 1.05         $ 1.02          $ 0.74
                                                                         ========       ========         =======
            Net Income per share - pro forma..................             $ 0.92         $ 0.96          $ 0.74
                                                                         ========       ========         =======

            Net Income per diluted share - as reported........             $ 0.98         $ 0.97          $ 0.72
                                                                         ========       ========         =======
            Net Income per diluted share - pro forma..........             $ 0.86         $ 0.91          $ 0.71
                                                                         ========       ========         =======


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; expected stock price volatility 39.2%, expected life of options 5.0 to 6.0 years, risk-free interest rate 6.00% and expected dividend yield 0.00%. The weighted average fair value of options granted during 1997 and 1996 was $11.56 and $7.95 per share, respectively. The pro forma effect on net income for 1997 is not representative of the pro forma effect on net income in future years because of the potential of accelerated vesting of certain options and it does not take into consideration pro forma compensation expense related to grants made prior to 1995.


NOTE L  --  INCOME PER SHARE

     The following is a reconciliation of the common shares outstanding with the number of shares used in the computations of income per common and common equivalent share:

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                        (IN THOUSANDS)
                                                                   1997       1996       1995
                                                                 ------     ------     ------

Number of weighted average common shares outstanding .......     13,297     12,873     12,693
Assumed exercise of stock options ..........................        892        672        376
                                                                 ------     ------     ------
Average diluted shares outstanding .........................     14,189     13,545     13,069
                                                                 ======     ======     ======

NOTE M  --  GEOGRAPHIC INFORMATION AND INDUSTRY SEGMENTS

     Summarized financial information concerning the geographic areas in which the Company operated at December 31, 1997, 1996 and 1995 is presented below.

(IN THOUSANDS)
                                                        UNITED      EUROPE &
                                                        STATES       AFRICA       OTHER      ELIMINATIONS     TOTAL
                                                       --------     --------     --------      --------      --------
1997 OPERATIONS BY GEOGRAPHIC AREA:
Revenues from unaffiliated customers:
     Sales .......................................     $111,331     $ 19,530     $ 17,066          --        $147,927
     Service and rentals .........................       64,794        1,879        4,813          --          71,486
     Transfers between geographic areas ..........        5,301          972                     (6,272)         --
                                                       --------     --------     --------      --------      --------
     Total revenue ...............................      181,426       22,381       21,879        (6,272)      219,413
                                                       ========     ========     ========      ========      ========

     Operating income ............................       14,970        5,445        4,442           180        25,037
                                                       ========     ========     ========      ========      ========

     Identifiable assets .........................     $221,113     $ 24,941     $ 36,709      $(18,971)     $263,792
                                                       ========     ========     ========      ========      ========

1996 OPERATIONS BY GEOGRAPHIC AREA:
Revenues from unaffiliated customers:
     Sales .......................................     $ 96,454     $ 19,088     $ 10,390      $   --        $125,932
     Service and rentals .........................       30,321        1,936        2,601          --          34,858
     Transfers between geographic areas ..........          589          320        1,151        (2,060)         --
                                                       --------     --------     --------      --------      --------
     Total revenue ...............................      127,364       21,344       14,142        (2,060)      160,790
                                                       ========     ========     ========      ========      ========

     Operating income ............................       10,258        7,326        3,197                      20,781
                                                       ========     ========     ========      ========      ========

     Identifiable assets .........................     $149,842     $ 20,040     $ 19,906      $(11,282)     $178,506
                                                       ========     ========     ========      ========      ========

1995 OPERATIONS BY GEOGRAPHIC AREA:
Revenues from unaffiliated customers:
     Sales .......................................     $ 68,712     $ 13,119     $  5,127          --        $ 86,958
     Service and rentals .........................       23,196        1,552        1,762          --          26,510
     Transfers between geographic areas ..........          966          258          149        (1,373)         --
                                                       --------     --------     --------      --------      --------
     Total revenue ...............................       92,874       14,929        7,038        (1,373)      113,468
                                                       ========     ========     ========      ========      ========

    Operating income .............................        9,213        2,575        1,642                      13,430
                                                       ========     ========     ========                    ========

    Identifiable assets ..........................     $114,625     $ 16,618     $  8,648      $ (9,970)     $129,921
                                                       ========     ========     ========      ========      ========


     Transfers between geographic areas are priced at the estimated fair value of the products or services negotiated between the selling and receiving units.

     In 1997 one customer accounted for more than 10% of consolidated revenues with revenues of $22 million. In 1996 and 1995, two customers accounted for more than 10% of consolidated revenues. Revenues from these customers were $20.7 million and $15.9 million in 1996 and $20.5 million and $15.2 million in 1995.

NOTE N  -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized quarterly financial data for 1997 and 1996 are as follows (in thousands, except per share data):



                                                                       THREE MONTHS ENDED 1997
                                                            ----------------------------------------------
                                                            MARCH 31    JUNE 30  SEPTEMBER 30    DECEMBER 31
                                                            --------    -------  ------------    -----------
Total Revenue .........................................     $46,866     $52,398     $60,443        $59,706

Gross Profit ..........................................      13,796      15,232      15,113         18,841

Net Income ............................................       3,616       3,663       1,710          4,947

Net earnings per share ................................     $  0.28     $  0.28     $  0.13        $  0.37

Net earnings per diluted share ........................     $  0.26     $  0.26     $  0.12(1)     $  0.35


---------

(1) Includes a $3.0 million non-recurring charge associated with regulatory-driven costs incurred at the Company's American MicroTrace Corporation subsidiary.


                                                                     THREE MONTHS ENDED 1996
                                                          ---------------------------------------------
                                                           MARCH 31     JUNE 30   SEPTEMBER 30 DECEMBER 31
                                                          ---------    ---------  ------------ -----------
Total Revenue .........................................     $34,194     $ 36,710     $45,158     $44,728

Gross Profit ..........................................      10,480       11,705      11,888      14,571

Net Income ............................................       2,811        2,905       3,333       4,088

Net earnings per share ................................     $  0.22     $   0.23     $  0.26     $  0.32

Net earnings per diluted share ........................     $  0.21     $   0.22     $  0.25     $  0.30

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                             Additions
                                                             ---------
                                                                     Charged
                                        Balance at     Charged        to Other                    Balance at
                                        Beginning     to Costs       Accounts-     Deductions        End
                                        of Period    and Expenses     Describe      Describe      of Period
                                        ----------   ------------    ---------     ----------     ----------
Year Ended December 31, 1995:

  Allowance for doubtful accounts         $  977       $   123     $   548(2)      $   (80)(1)    $ 1,568

  Allowance for current portion of
    notes and other receivables              726                      (726)(2)

  Allowance for noncurrent portion of
    notes and other receivables              376                      (376)(2)
                                         -------       -------     -------         -------        -------



               Totals                      2,079           123       (554)            (80)
                                          ======     =========     ======         =======          ======

                                                                                                    1,568

Year Ended December 31, 1996:

  Allowance for doubtful accounts          1,568           453                       (755)(1)       1,266
                                          ======     =========     ======         =======          ======



Year Ended December 31, 1997:

  Allowance for doubtful accounts          1,266           253         74(4)         (570)(1)       1,023
                                          ======     =========     ======         =======          ======

  Inventory reserves                      $  303     $     697     $ (297)(3)                      $  703
                                          ======     =========     ======         =======          ======





(1) Uncollectible accounts written off, net of recoveries.
(2) Recovery of previously reserved noncurrent receivable.
(3) Write off against inventory
(4) Acquisitions