Form 10-Q
period 1998-03-31
TETRA TECHNOLOGIES INC
filed 1998-05-14
CIK 844965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

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

                                   Yes    X .  No     .
                                        ----      ----

         As of April 30, 1998 there were 13,585,755 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

================================================================================

ITEM 1.     FINANCIAL STATEMENTS


                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     MARCH 31,
                                              -------------------------
                                                1998             1997
                                              --------         --------

($ THOUSANDS)
Revenues:
    Product sales                             $ 42,999         $ 33,984
    Services                                    24,337           12,882
                                              --------         --------
        TOTAL REVENUES                          67,336           46,866
Cost of Revenues:
    Cost of product sales                       32,037           23,731
    Cost of services                            17,053            9,339
                                              --------         --------
        Total Cost of Revenues                  49,090           33,070
                                              --------         --------
        GROSS PROFIT                            18,246           13,796

General and Administrative Expense              10,291            7,976
                                              --------         --------
          OPERATING INCOME                       7,955            5,820

Interest Expense                                 1,245              680
Interest Income                                     23               53
Equity in Earnings from Joint Ventures               0              120
Other Income (expense)                            (176)             361
                                              --------         --------
          INCOME BEFORE INCOME TAXES             6,557            5,674

Provision for Income Taxes                       2,620            2,058
                                              --------         --------
         NET INCOME                           $  3,937         $  3,616
                                              ========         ========


NET INCOME PER SHARE                          $   0.29         $   0.28
                                              ========         ========

AVERAGE SHARES                                  13,571           13,121
                                              ========         ========

NET INCOME PER DILUTED SHARE                  $   0.28         $   0.26
                                              ========         ========

AVERAGE DILUTED SHARES                          14,260           14,149
                                              ========         ========


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      MARCH 31,         DECEMBER 31,
($ THOUSANDS)                                                           1998               1997
                                                                      ---------         ------------

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $   1,417         $   2,839
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,096 in 1998 and $1,023 in 1997                     57,240            56,893
     Costs and estimated earnings in excess of billings
       on incomplete contracts                                            5,986             4,021
     Inventories                                                         45,126            38,715
     Deferred tax assets                                                  1,351             1,444
     Prepaid expenses and other current assets                            5,723             6,012
                                                                      ---------         ---------
          Total Current Assets                                          116,843           109,924

PROPERTY, PLANT AND EQUIPMENT:
     Land and building                                                   14,382            12,777
     Machinery and Equipment                                             78,986            72,514
     Automobiles and trucks                                              11,240            10,538
     Chemical plants                                                     47,207            46,791
     Construction in progress                                            31,322            27,231
                                                                      ---------         ---------
                                                                        183,137           169,851
     Less accumulated depreciation and amortization                     (51,973)          (48,868)
                                                                      ---------         ---------
          Net Property, Plant, and Equipment                            131,164           120,983

OTHER ASSETS:
     Cost in excess of net assets acquired, net of accumulated
       amortization of $1,980 in 1998 and $1,805 in 1997                 24,811            24,983
     Other, net of accumulated amortization of $3,179 in 1998
       and $2,987 in 1997                                                 7,506             7,902
                                                                      ---------         ---------
          Total Other Assets                                             32,317            32,885
                                                                      ---------         ---------
                                                                      $ 280,324         $ 263,792
                                                                      =========         =========



                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                    MARCH 31,       DECEMBER 31,
                                                                      1998              1997
                                                                   ----------       ------------
($ THOUSANDS)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable                                        $  28,168         $  26,181
     Accrued expenses                                                 15,545            14,114
     Billings in excess of costs and estimated
       earnings on incomplete contracts                                  141               244
     Current portions of all long-term debt and capital
       lease obligations                                               1,023             1,309
                                                                   ---------         ---------
          Total Current Liabilities                                   44,877            41,848


LONG-TERM DEBT, LESS CURRENT PORTION                                  86,000            77,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                        1,381             1,525
DEFERRED INCOME TAXES                                                 13,353            13,365
OTHER LIABILITIES                                                        470               474

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 13,571,256 shares
       issued and outstanding in 1998 and 13,480,956 shares
       issued and outstanding in 1997                                    136               135
     Additional paid-in capital                                       76,653            75,902
     Accumulated other comprehensive income                             (108)              (86)
     Retained earnings                                                57,562            53,629
                                                                   ---------         ---------
          Total Stockholders' Equity                                 134,243           129,580
                                                                   ---------         ---------
                                                                   $ 280,324         $ 263,792
                                                                   =========         =========



                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ----------------------------
($ THOUSANDS)                                                              1998             1997
                                                                        ----------       -----------

OPERATING ACTIVITIES:
  Net Income                                                             $  3,937         $  3,616
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                         3,916            2,536
      Undistributed (earnings) losses from joint venture                       --             (120)
      Provision for deferred income taxes                                      81              155
      Provision for doubtful accounts                                          93              115
      (Gain)  on sale of property, plant and equipment                        (18)            (154)
      Changes in operating assets and liabilities,
        net of assets acquired:
         Trade accounts receivable                                            560            3,670
         Costs and estimated earnings in excess
            of billings on incomplete contracts                            (1,965)            (557)
         Inventories                                                       (6,411)          (3,461)
         Prepaid expenses and other current assets                           (711)            (723)
         Trade accounts payable and accrued expenses                        3,389            3,209
         Billings in excess of costs and estimated
            earnings on incomplete contracts                                 (103)            (166)
         Other                                                                (11)            (740)
                                                                         --------         --------
      Net cash provided by operating activities                             2,757            7,380
                                                                         --------         --------
 INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                             (13,593)          (7,769)
   Decrease(increase) in other assets                                          33               --
   Proceeds from sale of property, plant and equipment                         59              430
                                                                         --------         --------
      Net cash used by investing activities                               (13,501)          (7,339)
                                                                         --------         --------
 FINANCING ACTIVITIES:
   Net repayments and borrowings from short-term credit lines                  --           (2,202)
   Proceeds from long-term debt and capital
     lease obligations                                                     10,099           10,207
   Principal payments on long-term debt and capital
     lease obligations                                                     (1,528)          (3,094)
   Proceeds from sale of common stock and exercised stock options             751              507
                                                                         --------         --------
      Net cash provided by financing activities                             9,322            5,418
                                                                         --------         --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,422)           5,459
 CASH & INVESTMENTS AT BEGINNING OF PERIOD                                  2,839            2,829
                                                                         --------         --------
 CASH & INVESTMENTS AT END OF PERIOD                                     $  1,417         $  8,288
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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

         The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997.

         For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

         Interest paid on debt during the three months ended March 31, 1998 and 1997 was $1,375,000 and $680,000, respectively.

         Income tax payments made during the three months ended March 31, 1998 and 1997 were $10,000 and $123,000, respectively.

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

NOTE C - ACQUISITIONS

         The Company completed two acquisitions during the third quarter of 1997. The outstanding stock of Perfco Wireline, Inc. and C & T Unlimited, Inc. (collectively, "Perfco") was acquired in exchange for 146,116 shares of TETRA stock valued at approximately $4.0 million, plus additional consideration contingent upon future earnings. Perfco is an electric wireline service company operating primarily in the gulf coast region and was integrated into the Oil & Gas Services Division. The Company also acquired the remaining 50% interest in its RETEC-TETRA L.C. joint venture that it did not previously own. RETEC-TETRA, renamed TETRA Process Services L.C., will continue to be part of the Specialty Chemicals Division. The Company paid approximately $8.8 million for the remaining stock. The excess of the purchase price over the book value of the net assets was approximately $3.9 million for Perfco and $3.0 million for RETEC-TETRA.

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

NOTE D - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31
                                                               1998                 1997
                                                               ----                 ----

Number of weighted average
  common shares outstanding ..............................   13,571,256            13,121,493

Assumed exercise of stock options.........................      688,259             1,027,873
                                                             ----------            ----------


Average diluted shares outstanding........................   14,259,515            14,149,366
                                                             ==========            ==========


         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first quarter of 1998, the average market price of $22.56 was used.

NOTE E - COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income for the Company includes cumulative foreign currency translation adjustments. No taxes are provided because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States. Comprehensive income for the three months ended March 31,1998 and 1997 is $3.9 million and $3.3 million, respectively.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared with three months ended March 31, 1997.

         Total revenues for the quarter ended March 31, 1998 were $67.3 million compared to $46.9 million in the prior period, an increase of $20.4 million or 43.5%. Revenues from the Oil & Gas Services Division were $42.5 million, up approximately 47% over the prior year's quarter. Domestic and international completion and PayZone(R) drilling fluids sales and services had record results. Growth in the Company's oil and gas well abandonment business, wireline business, well-testing business, as well as the equipment rental and service operations, contributed to substantial revenue growth in this division. Oil and gas international revenues also improved significantly during the quarter. Specialty Chemicals Division revenues for the first quarter were $24.8 million, net of intercompany, up 37% over first quarter of 1997. Revenues were up in every major product line in this division. Despite soft winter snow and ice melt demand, sales of dry calcium chloride increased over the prior year's quarter. Sales of bromide and chloride products into the oil and gas markets were also up. Also contributing with strong quarter to quarter increases were the Process Technologies and Performance Chemicals groups. The division also benefited from the incorporation of the now wholly-owned Process Services.

         Gross profits were $18.2 million in the 1998 quarter compared to $13.8 million in the 1997 quarter, for an increase of $4.4 million or 31.9%. Gross profit as a percentage of revenues was 27.1% in 1998 versus 29.4% in 1997. The Specialty Chemicals Division's gross profit percentage was down from the prior quarter principally in the calcium chloride line. Market pricing pressures and product mix contributed significantly to this decrease. Profit percentage was also down in the Process Technologies group due to project and revenue mix.

         General and administrative expenses were $10.3 million in the first quarter of 1998 compared to $8.0 million in the first quarter of 1997. G & A costs increased predominantly in support of expanded onshore operations of the Oil & Gas Services Division and for increased advertising of consumer products in the Specialty Chemicals Division. The inclusion of expenses associated with acquired operations also accounted for a portion of the increase. G & A expenses as a percentage of revenues decreased from 17% in the 1997 quarter to 15% in the 1998 quarter.

         Operating income for the quarter ended March 31, 1998 was $8 million, up $2.2 million or 38% from $5.8 million in 1997. This increase is the combined result of a gross margin increase of $6.0 million due to increased volume, a $1.5 million decrease due the lower gross margin rates, and a $2.3 million increase in general and administrative expenses.

         Interest expense increased during the current quarter compared to the prior year's quarter due to increased long-term debt over the past twelve months in support of the Company's acquisition and internal growth programs.

         Net income after taxes for the three months ended March 31, 1998 was $3.9 million versus $3.6 million in 1997, an increase of $0.3 million or 8%. Net income per diluted share was $0.28 in the 1998 quarter on 14,260,000 average diluted shares outstanding compared to earnings in 1997 of $0.26 based on 14,149,000 average diluted outstanding shares outstanding.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash and cash equivalents, increased to $70.5 million at March 31, 1998 compared to $65.2 million at December 31, 1997. Inventories increased $6.4 million during this period primarily in the Oil & Gas Services Division. Inventories of clear brine fluids along the Gulf of Mexico increased as did pipe inventories associated with the division's expanding well abandonment business. In the Specialty Chemicals division, bromide inventories increased as the new Dow Chemicals plant at Ludington, Michigan came on-line; offsetting this increase was a decrease in the feed and fertilizer inventories due to seasonal increases in sales demand. Trade payables and accrued expenses increased during the period by $3.4 million. Oil and gas operations accounted for a substantial portion of this change resulting from inventory increases and capital equipment acquired. Increased project and construction costs in the specialty chemicals operations also contributed to this increase.

         The Company has an ongoing acquisition program to augment its internal growth. To fund this program, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by NationsBank. As of March 31, 1998, the Company has $2.9 million in letters of credit and $86 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $31.1 million. The line-of-credit matures in 2002. The Company also has 4.6 million shares of TETRA common stock available under an S-4 Shelf Registration Statement to finance its acquisitions.

         Capital expenditures during the three months ended March 31, 1998 totaled approximately $13.6 million. Significant components include new inland water rigs and production testing equipment for the Oil & Gas Services Division. The Specialty Chemicals Division expenditures included the construction of a new manganous oxide plant in Tampico, Mexico, construction of a new liquid calcium chloride facility in West Virginia and the completion of the first stage of the new TETRA and Dow Chemicals bromine derivatives plant at Ludington, Michigan.

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


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

         Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section entitled "Certain Business Risks" contained in the Company's report on Form 10-K for the year ended December 31, 1997.

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


                                      TETRA Technologies, Inc.



Date: May 11, 1998                    By:         [Geoffrey M. Hertel]
                                           ------------------------------------
                                                   Geoffrey M. Hertel
                                               Executive Vice President -
                                               Finance and Administration
                                              (Principal Financial Officer)


Date: May 11, 1998                    By:            [Bruce A. Cobb]
                                           ------------------------------------
                                           Bruce A. Cobb, Corporate Controller
                                             (Principal Accounting Officer)