Form 10-Q
period 1998-06-30
TETRA TECHNOLOGIES INC
filed 1998-08-14
CIK 844965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1998

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

         As of August 7, 1998 there were 13,609,418 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

ITEM 1.     FINANCIAL STATEMENTS


                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                  ------------------------     ------------------------
                                                    1998           1997          1998           1997
                                                  ---------      ---------     ---------      ---------
($ THOUSANDS)
Revenues:
    Product sales                                 $  40,189      $  35,515     $  83,188      $  69,499
    Services                                         23,598         16,883        47,935         29,765
                                                  ---------      ---------     ---------      ---------
        TOTAL REVENUES                               63,787         52,398       131,123         99,264
Cost of Revenues:
    Cost of product sales                            29,479         25,216        61,514         48,947
    Cost of services                                 17,391         11,950        34,445         21,289
                                                  ---------      ---------     ---------      ---------
        Total Cost of Revenues                       46,870         37,166        95,959         70,236
                                                  ---------      ---------     ---------      ---------
        GROSS PROFIT                                 16,917         15,232        35,164         29,028

General and Administrative Expense                    9,410          8,760        19,701         16,736
                                                  ---------      ---------     ---------      ---------
          OPERATING  INCOME                           7,507          6,472        15,463         12,292

Interest Expense                                      1,419            616         2,664          1,296
Interest Income                                          48             54            71            107
Equity in Earnings from Joint Ventures                    0            103             0            223
Other Income (expense)                                 (160)           136          (337)           497
                                                  ---------      ---------     ---------      ---------
          INCOME BEFORE INCOME TAXES                  5,976          6,149        12,533         11,823

Provision for Income Taxes                            2,262          2,486         4,882          4,544
                                                  ---------      ---------     ---------      ---------
         NET INCOME                               $   3,714      $   3,663     $   7,651      $   7,279
                                                  =========      =========     =========      =========


NET INCOME PER SHARE                              $    0.27      $    0.28     $    0.56      $    0.55
                                                  =========      =========     =========      =========

AVERAGE SHARES                                       13,609         13,190        13,590         13,156
                                                  =========      =========     =========      =========

NET INCOME PER DILUTED SHARE                      $    0.26      $    0.26     $    0.54      $    0.52
                                                  =========      =========     =========      =========

AVERAGE DILUTED SHARES                               14,265         14,066        14,262         14,107
                                                  =========      =========     =========      =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                      JUNE 30,      DECEMBER 31,
($ THOUSANDS)                                                           1998           1997
                                                                      ---------      ---------

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                        $   5,586      $   2,839
     Trade accounts receivable, net of allowance for doubtful
       accounts of $705  in 1998 and $1,023 in 1997                      63,627         56,893
     Costs and estimated earnings in excess of billings
       on incomplete contracts                                            8,243          4,021
     Inventories                                                         48,156         38,715
     Deferred tax assets                                                  1,351          1,444
     Prepaid expenses and other current assets                            5,837          6,012
                                                                      ---------      ---------
          Total Current Assets                                          132,800        109,924

PROPERTY, PLANT AND EQUIPMENT:
     Land and building                                                   14,675         12,777
     Machinery and Equipment                                             90,494         72,514
     Automobiles and trucks                                              11,686         10,538
     Chemical plants                                                     47,571         46,791
     Construction in progress                                            32,180         27,231
                                                                      ---------      ---------
                                                                        196,606        169,851
     Less accumulated depreciation and amortization                     (55,295)       (48,868)
                                                                      ---------      ---------
          Net Property, Plant, and Equipment                            141,311        120,983

OTHER ASSETS:
     Cost in excess of net assets acquired, net of accumulated
       amortization of $2,151 in 1998 and $1,805 in 1997                 24,538         24,983
     Other, net of accumulated amortization of $3,352 in 1998
       and $2,987 in 1997                                                 7,429          7,902
                                                                      ---------      ---------
          Total Other Assets                                             31,967         32,885
                                                                      ---------      ---------
                                                                      $ 306,078      $ 263,792
                                                                      =========      =========

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                     JUNE 30,     DECEMBER 31,
                                                                      1998           1997
                                                                    ---------      ---------
($ THOUSANDS)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable                                         $  30,129      $  26,181
     Accrued expenses                                                  15,895         14,114
     Billings in excess of costs and estimated
       earnings on incomplete contracts                                   261            244
     Current portions of all long-term debt and capital
       lease obligations                                                  989          1,309
                                                                    ---------      ---------
          Total Current Liabilities                                    47,274         41,848


LONG-TERM DEBT, LESS CURRENT PORTION                                  105,000         77,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                         1,562          1,525
DEFERRED INCOME TAXES                                                  13,236         13,365
OTHER LIABILITIES                                                         467            474

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 13,609,418 shares
       issued and outstanding in 1998 and 13,480,956 shares
       issued and outstanding in 1997                                     136            135
     Additional paid-in capital                                        77,263         75,902
     Accumulated other comprehensive income                              (137)           (86)
     Retained earnings                                                 61,277         53,629
                                                                    ---------      ---------
          Total Stockholders' Equity                                  138,539        129,580
                                                                    ---------      ---------
                                                                    $ 306,078      $ 263,792
                                                                    =========      =========

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          SIX MONTHS ENDED JUNE 30,
                                                                           ----------------------
($ THOUSANDS)                                                                1998          1997
                                                                           --------      --------
OPERATING ACTIVITIES:
  Net Income                                                               $  7,651      $  7,279
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                           7,638         5,163
      Undistributed (earnings) losses from joint venture                       --            (223)
      Provision for deferred income taxes                                       (37)          214
      Provision for doubtful accounts                                          (129)          (13)
      (Gain) on sale of property, plant and equipment                           (20)         (169)
      Changes in operating assets and liabilities,
         net of assets acquired:
         Trade accounts receivable                                           (4,278)          147
         Costs and estimated earnings in excess
            of billings on incomplete contracts                              (4,222)         (898)
         Inventories                                                         (9,441)       (7,942)
         Prepaid expenses and other current assets                           (2,151)       (1,680)
         Trade accounts payable and accrued expenses                          5,729         4,926
         Billings in excess of costs and estimated
            earnings on incomplete contracts                                     17           (69)
         Other                                                                  (17)       (1,775)
                                                                           --------      --------
      Net cash provided by operating activities                                 740         4,960
                                                                           --------      --------
 INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                               (27,435)      (18,449)
   Decrease (increase) in other assets                                          188          --
   Proceeds from sale of property, plant and equipment                          176           470
                                                                           --------      --------
      Net cash used by investing activities                                 (27,071)      (17,979)
                                                                           --------      --------
 FINANCING ACTIVITIES:
   Net repayments and borrowings from short-term credit lines                  --          (2,202)
   Proceeds from long-term debt and capital
     lease obligations                                                       29,581        22,550
   Principal payments on long-term debt and capital
     lease obligations                                                       (1,864)       (3,455)
   Proceeds from sale of common stock and exercised stock options             1,361         1,024
                                                                           --------      --------
      Net cash provided by financing activities                              29,078        17,917
                                                                           --------      --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             2,747         4,898
 CASH & INVESTMENTS AT BEGINNING OF PERIOD                                    2,839         2,829
                                                                           --------      --------
 CASH & INVESTMENTS AT END OF PERIOD                                       $  5,586      $  7,727
                                                                           ========      ========

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

         Interest paid on debt during the six months ended June 30, 1998 and 1997 was $2,943,000 and $1,392,000, respectively.

         Income tax payments made during the six months ended June 30, 1998 and 1997 were $1,960,000 and $2,595,000, respectively.

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

         All acquisitions by the Company have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a preliminary determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and amortized over 40 years. Pro forma information for these acquisitions has not been presented, as such amounts are not material.

NOTE D - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30                      JUNE 30
                                                1998           1997           1998           1997
                                             ----------     ----------     ----------     ----------
Number of weighted average
  common shares outstanding ............     13,609,418     13,190,220     13,590,442     13,156,046

Assumed exercise of stock options ......        655,296        875,686        671,686        951,359
                                             ----------     ----------     ----------     ----------


Average diluted shares outstanding .....     14,264,714     14,065,906     14,262,128     14,107,404
                                             ==========     ==========     ==========     ==========


         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the second quarter of 1998, the average market price of $22.28 was used.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income for the Company includes cumulative foreign currency translation adjustments. No taxes are provided because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States. Comprehensive income for the three months ended June 30, 1998 and 1997 was $3.7 million and $3.6 million, respectively and for the six months ended June 30, 1998 and 1997 is $7.6 million and $6.9 million, respectively.

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

         In April 1998, the AICPA issued SOP98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs will be written off as a cumulative effect of an accounting change as of January 1, 1999. It is not practical to estimate what the effect of this change will be on 1999 earnings.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 compared with three months ended June 30, 1997.

         Total revenues for the quarter ended June 30, 1998 were $63.8 million compared to $52.4 million in the prior quarter, an increase of $11.4 million or 22%. Oil & Gas Services revenues were up 15% for the quarter compared to $40.9 million from the 1997 quarter of $35.5 million. Despite this increase, revenues were below expected levels due to the downturn in the well abandonment business in the inland waters of Louisiana, which was caused by the current oil industry spending slowdown. Also the new equipment placed into service for this business has produced at below expected revenue levels in the quarter because of weak market conditions. Despite the general weakened market conditions, the Division's second quarter revenues, excluding the well abandonment business, were up 27% over the 1997 quarter. Specialty Chemicals Division revenues of $26.6 million, including intercompany, were up 32% from $20.2 million for the 1997 quarter. Improved volumes from the Division's American MicroTrace and Process Technologies operations contributed significantly to this increase. The Division also benefited from the incorporation of the now wholly-owned TETRA Process Services.

         Gross profits were $16.9 million in the 1998 quarter compared to $15.2 million in the 1997 quarter, for an increase of $1.7 million or 11%. The gross profit percentage of revenues was 27% in 1998 versus 29% in 1997. While profit percentages were up slightly in the Specialty Chemicals Division due to improved operations at the Lake Charles and American MicroTrace plants, the Oil & Gas Services Division percentages were down reflecting principally the slowdown in the well abandonment business.

         General and administrative expenses were $9.4 million in the second quarter of 1998 compared to $8.7 million in the second quarter of 1997. G&A costs increased in support of expanded international and onshore operations of the Oil & Gas Services Division. The inclusion of expenses associated with acquired operations also accounted for a portion of the increase. G&A expenses as a percentage of revenues decreased from 17% in the 1997 quarter to 15% in the 1998 quarter.

         Operating income for the quarter ended June 30, 1998 was $7.5 million, up $1 million or 38% from $6.5 million in 1997. This increase is the combined result of a gross margin increase of $3.3 million due to increased volume, a $1.6 million decrease due the lower gross margin rates, and a $.7 million increase in general and administrative expenses.

         Interest expense increased during the current quarter compared to the prior year's quarter due to increased long-term debt over the past twelve months in support of the Company's acquisition and internal growth programs.

         Net income after taxes for the three months ended June 30, 1998 was $3.7 million, unchanged from the prior year's quarter. Net income per diluted share was $0.26 in the 1998 quarter based on 14,265,000 average diluted shares outstanding compared to earnings in 1997 of $0.26 based on 14,066,000 average diluted shares outstanding.

Six months ended June 30, 1998 compared with six months ended June 30, 1997.

         For the period ended June 30, 1998, total revenues were $131.1 million, up $31.8 million or 32% over the 1997 period of $99.3 million. The Oil & Gas Services Division's revenues of $83.4 million were up approximately 30% over the prior year's total of $64.3 million. All operations of the Division except the well abandonment business showed increases over prior year. Domestic and international completion and PayZone drilling fluid sales and services, wireline and well-testing businesses all provided significant revenue increases. Revenues of the Specialty Chemicals Division were up approximately 34% over 1997 from $41.8 million, including intercompany, to $55.8 million in 1998. Despite soft winter snow and ice melt demand, sales of dry calcium chloride increased from the prior year. Also contributing with strong period to period increases were the Process Technologies group, American MicroTrace micronutrient operations and Vapor Products consumer product sales.

         Gross profits were $35.2 million in the 1998 period compared to $29.0 million in the 1997 period, for an increase of $6.2 million or 21%. The gross profit margin percentage from operations was 27% in 1998 versus 29% in 1997. The Specialty Chemicals Division's gross profit percentage was down from the prior year, principally in the calcium chloride product line. Market pricing pressures and product mix contributed significantly to this decrease. Profit percentage was also down in the Process Technologies group due to project and revenue mix. The gross profit percentage of the Oil & Gas Services Division also declined in response to the slowdown in the well abandonment business.

         General and administrative expenses were $19.7 million in the 1998 period compared to $16.7 million in the 1997 period, for an increase of $3 million or 18%. G & A costs increased predominantly in support of expanded onshore operations of the Oil & Gas Services Division and for increased advertising of consumer products in the Specialty Chemicals Division. The inclusion of expenses associated with acquired operations also accounted for a portion of the increase. G & A expenses as a percentage of revenues decreased from 17% in the 1997 period to 15% in the 1998 period.

         Operating income for the six months ended June 30, 1998 was $15.5 million, up $3.2 million or 26% from $12.3 million in 1997. This increase is the combined result of a gross margin increase of $9.3 million due to increased volume, a $3.1 million decrease due to the lower gross margin rates, and a $3 million increase in general and administrative expenses.

         Interest expense increased during the current period compared to the prior year's period due to increased long-term debt over the past twelve months in support of the Company's acquisition and internal growth programs.

         For the six-month period ending June 30, 1998, net income was $7.7 million, up 5% from the $7.3 million reported in 1997. Net income per diluted share was $0.54 in 1998 on 14,262,000 average diluted shares outstanding compared to earnings in 1997 of $0.52 based on 14,107,000 average diluted outstanding shares outstanding.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash and cash equivalents, increased to $79.9 million at June 30, 1998 compared to $65.2 million at December 31, 1997. Accounts receivables increased by $6.7 million resulting from development of the Oil & Gas Services Division's wireline business and international operations. Inventories increased $9.4 million during this period primarily in the Oil & Gas Services Division. Inventories of clear brine fluids along the Gulf of Mexico increased as did pipe inventories associated with the Division's well abandonment business. In the Specialty Chemicals Division, bromide inventories increased as the new Dow Chemicals plant at Ludington, Michigan came on-line and dry calcium chloride and feed and fertilizer inventories increased due to the seasonality of the demand. Unbilled project costs of the Process Technologies operations increased by $4.2 million as a result of increased activity in the water treatment business and a significant increase in larger projects with longer durations. Trade payables and accrued expenses increased during the period by $5.7 million. Oil and gas operations accounted for a substantial portion of this change resulting from inventory increases and capital equipment acquired. Increased project and construction costs in the specialty chemicals operations also contributed to this increase.

         The Company has an ongoing acquisition program to augment its internal growth. To fund this program, the Company will use existing cash and cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by NationsBank. As of June 30, 1998, the Company has $2 million in letters of credit and $105 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $13 million. The line-of-credit matures in 2002. The Company also has 4.6 million shares of TETRA common stock available under an S-4 Shelf Registration Statement to finance its acquisitions.

         Capital expenditures during the six months ended June 30, 1998 totaled approximately $27.4 million. Significant components include new inland water rigs, production testing equipment and production equipment for the Oil & Gas Services Division. The Specialty Chemicals Division expenditures included the ongoing construction of a new manganous oxide plant in Tampico, Mexico, construction of a new liquid calcium chloride facility in West Virginia and the completion of the first stage of the new TETRA and Dow Chemicals bromine derivatives plant at Ludington, Michigan.

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


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

         Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled "Certain Business Risks" contained in the Company's report on Form 10-K for the year ended December 31, 1997.

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


                                             TETRA Technologies, Inc.



Date: August 12, 1998                     By:       /s/ GEOFFREY M. HERTEL
                                             -----------------------------------
                                                     Geoffrey M. Hertel
                                                    Executive Vice President -
                                                   Finance and Administration
                                                  (Principal Financial Officer)


Date:  August 12, 1998                    By:        /s/ BRUCE A. COBB
                                             -----------------------------------
                                             Bruce A. Cobb, Corporate Controller
                                               (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER
-------

  27                Financial Data Schedule