Form 10-Q
period 1998-09-30
TETRA TECHNOLOGIES INC
filed 1998-11-16
CIK 844965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549





                                    FORM 10-Q






                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934





                For the quarterly period ended September 30, 1998





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

                               Yes   X   No
                                   ----    ---



         As of November 7, 1998 there were 13,550,718 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

================================================================================

ITEM 1.     FINANCIAL STATEMENTS


                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                 -----------------------    -----------------------
                                                    1998          1997         1998          1997
                                                 ---------     ---------    ---------     ---------
($ THOUSANDS)
Revenues:
    Product sales                                $  31,639     $  40,796    $ 114,827     $ 110,295
    Services                                        20,675        19,647       68,610        49,412
                                                 ---------     ---------    ---------     ---------
        TOTAL REVENUES                              52,314        60,443      183,437       159,707
Cost of Revenues:
    Cost of product sales                           24,345        32,412       85,859        81,359
    Cost of services                                15,250        12,918       49,696        34,207
                                                 ---------     ---------    ---------     ---------
        Total Cost of Revenues                      39,595        45,330      135,555       115,566
                                                 ---------     ---------    ---------     ---------
        GROSS PROFIT                                12,719        15,113       47,882        44,141

General and Administrative Expense                  10,144        11,798       29,844        28,534
                                                 ---------     ---------    ---------     ---------
          OPERATING  INCOME                          2,575         3,315       18,038        15,607

Interest Expense                                     1,809           799        4,473         2,095
Interest Income                                         41            48          112           155
Equity in Earnings from Joint Ventures                   0            67            0           290
Other Income (expense)                                (168)          252         (507)          749
                                                 ---------     ---------    ---------     ---------
          INCOME BEFORE INCOME TAXES                   639         2,883       13,170        14,706

Provision for Income Taxes                             248         1,173        5,130         5,717
                                                 ---------     ---------    ---------     ---------
         NET INCOME                              $     391     $   1,710    $   8,040     $   8,989
                                                 =========     =========    =========     =========


NET INCOME PER SHARE                             $    0.03     $    0.13    $    0.59     $    0.67
                                                 =========     =========    =========     =========

AVERAGE SHARES                                      13,551        13,391       13,577        13,325
                                                 =========     =========    =========     =========

NET INCOME PER DILUTED SHARE                     $    0.03     $    0.12    $    0.57     $    0.63
                                                 =========     =========    =========     =========

AVERAGE DILUTED SHARES                              13,784        14,257       14,101        14,158
                                                 =========     =========    =========     =========


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                 SEPTEMBER 30,       DECEMBER 31,
($ THOUSANDS)                                                        1998                1997
                                                                  ---------           ---------

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $   2,469           $   2,839
     Trade accounts receivable, net of allowance for doubtful
       accounts of $889  in 1998 and $1,023 in 1997                  61,349              56,893
     Costs and estimated earnings in excess of billings
       on incomplete contracts                                        6,707               4,021
     Inventories                                                     56,591              38,715
     Deferred tax assets                                              1,309               1,444
     Prepaid expenses and other current assets                        4,863               6,012
                                                                  ---------           ---------
          Total Current Assets                                      133,288             109,924

PROPERTY, PLANT AND EQUIPMENT:
     Land and building                                               15,851              12,777
     Machinery and Equipment                                        104,329              72,514
     Automobiles and trucks                                          11,997              10,538
     Chemical plants                                                 47,722              46,791
     Construction in progress                                        25,388              27,231
                                                                  ---------           ---------
                                                                    205,287             169,851
     Less accumulated depreciation and amortization                 (58,883)            (48,868)
                                                                  ---------           ---------
          Net Property, Plant, and Equipment                        146,404             120,983

OTHER ASSETS:
     Cost in excess of net assets acquired, net of accumulated
       amortization of $2,326 in 1998 and $1,805 in 1997             26,378              24,983
     Other, net of accumulated amortization of $3,252 in 1998
       and $2,987 in 1997                                             7,741               7,902
                                                                  ---------           ---------
          Total Other Assets                                         34,119              32,885
                                                                  ---------           ---------
                                                                  $ 313,811           $ 263,792
                                                                  =========           =========



                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                        1998                 1997
                                                                     ---------            ---------
($ THOUSANDS)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Trade accounts payable                                          $  26,819            $  26,181
     Accrued expenses                                                   17,906               14,114
     Billings in excess of costs and estimated
       earnings on incomplete contracts                                    337                  244
     Current portions of all long-term debt and capital
       lease obligations                                                 1,057                1,309
                                                                     ---------            ---------
          Total Current Liabilities                                     46,119               41,848


LONG-TERM DEBT, LESS CURRENT PORTION                                   114,000               77,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                          1,313                1,525
DEFERRED INCOME TAXES                                                   13,224               13,365
OTHER LIABILITIES                                                          944                  474

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 13,609,418 shares
       issued and outstanding in 1998 and 13,480,956 shares
       issued and outstanding in 1997                                      136                  135
     Additional paid-in capital                                         77,279               75,902
     Treasury stock, at cost, 58,700 shares in 1998                       (736)                --
     Accumulated other comprehensive income                               (134)                 (86)
     Retained earnings                                                  61,666               53,629
                                                                     ---------            ---------
          Total Stockholders' Equity                                   138,211              129,580
                                                                     ---------            ---------
                                                                     $ 313,811            $ 263,792
                                                                     =========            =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -----------------------------
($ THOUSANDS)                                                                    1998               1997
                                                                              ----------         ----------
OPERATING ACTIVITIES:
  Net Income                                                                  $    8,040         $    8,989
  Adjustments to reconcile net income to net cash
   provided by operating activities :
      Depreciation and amortization                                               11,829              8,104
      Undistributed earnings from joint venture                                     --                 (290)
      Provision for deferred income taxes                                             (6)               245
      Provision for doubtful accounts                                                 72                124
      Gain  on sale of property, plant and equipment                                 (50)              (215)
      Non-recurring charge                                                         3,000
      Changes in operating assets and liabilities,
        net of assets acquired :
         Trade accounts receivable                                                (2,201)           (11,575)
         Costs and estimated earnings in excess
            of billings on incomplete contracts                                   (2,686)            (1,311)
         Inventories                                                             (17,577)           (11,882)
         Prepaid expenses and other current assets                                (1,178)            (1,058)
         Trade accounts payable and accrued expenses                               4,430              7,706
         Billings in excess of costs and estimated
            earnings on incomplete contracts                                          93               (258)
         Other                                                                        20             (1,456)
                                                                              ----------         ----------
      Net cash provided by operating activities                                      786                123
                                                                              ----------         ----------
 INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                    (36,825)           (30,829)
   Business combinations, net of cash acquired                                    (2,112)              --
   Decrease in other assets                                                          161               --
   Proceeds from sale of property, plant and equipment                               441                676
                                                                              ----------         ----------
      Net cash used by investing activities                                      (38,335)           (30,153)
                                                                              ----------         ----------
 FINANCING ACTIVITIES:
   Net repayments and borrowings from short-term credit lines                       --               (2,202)
   Proceeds from long-term debt and capital
     lease obligations                                                            38,650             34,987
   Principal payments on long-term debt and capital
     lease obligations                                                            (2,113)            (4,400)
   Proceeds from sale of common stock and exercised stock options                    642              2,371
                                                                              ----------         ----------
      Net cash provided by financing activities                                   37,179             30,756
                                                                              ----------         ----------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (370)               726
 CASH & INVESTMENTS AT BEGINNING OF PERIOD                                         2,839              2,829
                                                                              ----------         ----------
 CASH & INVESTMENTS AT END OF PERIOD                                          $    2,469         $    3,555
                                                                              ==========         ==========





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

         Interest paid on debt during the nine months ended September 30, 1998 and 1997 was $4,984,000 and $2,344,000, respectively.

         Income tax payments made during the nine months ended September 30, 1998 and 1997 were $2,677,000 and $2,742,000, respectively.

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

NOTE C - ACQUISITIONS

         During the third quarter of 1998, the Company acquired from Cargill, Inc., the assets of its calcium chloride facility located near Amboy, California. The Business, which utilizes solar evaporation and other techniques to produce three grades of calcium chloride from underground brine reserves, will be integrated into the Specialty Chemicals Division. The Company paid approximately $2.1 million cash for the assets of the facility. The excess purchase price over the fair market value of the assets acquired was approximately $1.9 million.

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


NOTE D - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30                       SEPTEMBER 30
                                                       1998              1997              1998              1997
                                                    ----------        ----------        ----------        ----------
Number of weighted average
  common shares outstanding ................        13,550,718        13,390,690        13,577,055        13,235,120

Assumed exercise of stock options ..........           233,672           866,518           524,077           922,767
                                                    ----------        ----------        ----------        ----------


Average diluted shares outstanding .........        13,784,390        14,257,208        14,101,132        14,157,887
                                                    ==========        ==========        ==========        ==========


         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the third quarter of 1998, the average market price of $13.41 was used.

NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income includes all changes in equity except those resulting from investments by owners and distributions to owners. Other comprehensive income for the Company includes cumulative foreign currency translation adjustments. No taxes are provided because cumulative translation adjustments are considered a component of permanently invested unremitted earnings of subsidiaries outside the United States. Comprehensive income for the three months ended September 30, 1998 and 1997 was $0.4 million and $1.7 million, respectively and for the nine months ended September 30, 1998 and 1997 is $8.0 million and $8.5 million, respectively.

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

         In April 1998, the AICPA issued SOP98-5, Reporting the Costs of Start-up Activities. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs will be written off as a cumulative effect of an accounting change as of January 1, 1999. The Company estimates this amount to be approximately $6 million.

NOTE F - SHAREHOLDERS RIGHTS PLAN

         On October 27, 1998, the Board of Directors adopted a stockholder rights plan (the "Rights Plan") designed to assure that all of the Company's shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights Plan helps to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying an adequate and fair price in any takeover attempt. The Rights are not presently exercisable and are not represented by separate certificates. The Company is currently not aware of any effort of any kind to acquire control of the Company.

         Terms of the Rights Plan provide for a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock to holders of record at the close of business on November 6, 1998. The Rights Plan would be triggered if an acquiring party accumulates or initiates a tender offer to purchase 20% or more of the Company's Common Stock and would entitle holders of the Rights to purchase either the Company's stock or shares in an acquiring entity at half of market value. The Company would generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following the time the Rights become exercisable. The Rights will expire on November 6, 2008.

         For a more detailed description of the Rights Plan, refer to the Company's Form 8-A filed with the Securities and Exchange Commission on October 28, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared with three months ended September 30, 1997.

         Total revenues for the quarter ended September 30, 1998 were $52.3 million compared to $60.4 million in the prior quarter, a decrease of $8.1 million or 13%. The Oil & Gas Services Division's revenues were $32.3 million in the 1998 quarter compared to $43.1 million in the 1997 quarter. The 25% decline in revenues is substantially attributable to severe weather disruptions in the Gulf of Mexico during the latter part of August and most of September. In addition, spending reductions by the Division's oil and gas customers and general weak market conditions have resulted in significantly reduced utilization of new equipment placed into service this year. The Specialty Chemicals Division revenues of $25.2 million, including intercompany, were up 21% from $20.8 million for the 1997 quarter. The Division's American Microtrace operations reported significant revenue increases resulting from improved volumes and pricing in the fertilizer markets. Additionally, the Process Technologies group also turned in increased revenues from its filtration business. The Division also benefited from the incorporation of the now wholly owned TETRA Process Services.

         Gross profits were $12.7 million in the 1998 quarter compared to $15.1 million in the 1997 quarter, for a decrease of $2.4 million or 16%. The gross profit percentage of revenues was 24% in 1998 versus 25% in 1997. Gross profit percentage improved in the Specialty Chemicals Division due in large part to the dramatic turnaround accomplished at the American Microtrace plant. However, reduced margins in the Oil & Gas Service Division's onshore and well abandonment business negated these gains.

         General and administrative expenses were $10.1 million in the third quarter of 1998 compared to $11.8 million in the third quarter of 1997. The 1997 quarter included a $2.2 million write-off associated with the American Microtrace operations. G&A costs increased in support of expanded international and onshore operations of the Oil & Gas Services Division. During the quarter, the Division has continued to implement various cost cutting and control measures, including personnel reductions, in an effort to keep its G&A costs in line with its anticipated revenue levels. The inclusion of expenses associated with acquired operations also accounted for a portion of the increase. G&A expenses as a percentage of revenues decreased from 20% in the 1997 quarter to 19% in the 1998 quarter.

         Operating income for the quarter ended September 30, 1998 was $2.6 million, down $.7 million or 21% from $3.3 million in 1997. This decrease is the combined result of a gross margin decrease of $2.0 million due to volume, a $0.4 million decrease due the lower gross margin rates, and a $1.7 million decrease in general and administrative expenses.

         Interest expense increased approximately $1.0 million during the current quarter compared to the prior year's quarter due to increased long-term debt over the past twelve months in support of the Company's acquisition and internal growth programs.

         Net income after taxes for the three months ended September 30, 1998 was $.4 million, down from the prior year's quarter of $1.7 million. Net income per diluted share was $0.03 in the 1998 quarter based on 13,784,000 average diluted shares outstanding compared to earnings in 1997 of $0.12 based on 14,257,000 average diluted shares outstanding.

Nine months ended September 30, 1998 compared with nine months ended September 30, 1997.

         For the period ended September 30, 1998, total revenues were $183.4 million, up $23.7 million or 15% over the 1997 period of $159.7 million. The Oil & Gas Services Division's revenues of $115.8 million were up approximately 8% over the prior year's total of $107.5 million. The well abandonment business continues to suffer from weak market conditions while the domestic completion fluid business was adversely impacted from the third quarter weather activity. All other operations of the Division show revenue increases over the prior year. International completion and PayZone(TM) Drill-In fluid sales and services, wireline and well-testing businesses all provided significant revenue increases. Revenues of the Specialty Chemicals Division were up approximately 30% over 1997, from $62.5 million, including intercompany, to $81.1 million in 1998. Despite soft winter snow and ice melt demand, sales of dry calcium chloride increased from the prior year. Also contributing with strong period-to-period increases were the Process Technologies group, American Microtrace micronutrient operations and Vapor Products consumer product sales. The Division's revenues were also impacted favorably from the inclusion of the now wholly-owned TETRA Process Services.

         Gross profits were $47.9 million in the 1998 period compared to $44.1 million in the 1997 period, for an increase of $3.8 million or 9%. The gross profit margin percentage from operations was 26% in 1998 versus 28% in 1997. The Specialty Chemicals Division's gross profit percentage was up slightly from the prior year. Substantially improved volumes and pricing at American Microtrace helped offset reduced margins in the calcium chloride product line, the result of market pricing pressures and product mix. The profit percentage was also down in the Process Technologies group due to project and revenue mix. The gross profit percentage of the Oil & Gas Services Division also declined in response to the slowdown in the well abandonment business.

         General and administrative expenses were $29.8 million in the 1998 period compared to $28.5 million in the 1997 period, for an increase of $1.3 million or 5%. The 1997 period includes the write-off of $2.2 million associated with American Microtrace operations. G & A costs increased predominantly in support of expanded onshore operations of the Oil & Gas Services Division and for increased advertising of consumer products in the Specialty Chemicals Division. The inclusion of expenses associated with acquired operations also accounted for a portion of the increase. G & A expenses as a percentage of revenues decreased from 18% in the 1997 period to 16% in the 1998 period.

         Operating income for the nine months ended September 30, 1998 was $18.0 million, up $2.4 million or 15% from $15.6 million in 1997. This increase is the combined result of a gross margin increase of $6.2 million due to increased volume, a $2.5 million decrease due to the lower gross margin rates, and a $1.3 million increase in general and administrative expenses.

         Interest expense increased approximately $2.4 million during the current period compared to the prior year's period due to increased long-term debt over the past twelve months in support of the Company's acquisition and internal growth programs.

         For the nine-month period ending September 30, 1998, net income was $8 million, down 11% from the $9 million reported in 1997. Net income per diluted share was $0.57 in 1998 on 14,101,000 average diluted shares outstanding compared to earnings in 1997 of $0.63 based on 14,158,000 average diluted outstanding shares outstanding.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash and cash equivalents, increased to $84.7 million at September 30, 1998 compared to $65.2 million at December 31, 1997. Accounts receivables increased by $2.2 million, principally in the Process Technologies business. Unbilled project costs of the Process Technologies operations also increased by $2.7 million as a result of increased activity in the water treatment business and a significant increase in larger projects with longer durations. Inventories increased $17.9 million during this period, primarily in the Oil & Gas Services Division. Inventories of clear brine fluids along the Gulf of Mexico increased as did pipe inventories associated with the Division's well abandonment business. In the Specialty Chemicals Division, bromide inventories increased as the new TETRA/Dow Chemicals plant at Ludington, Michigan came on-line and dry calcium chloride and feed and fertilizer inventories increased due to the seasonality of the demand. Trade payables and accrued expenses increased during the period by $4.4 million. Oil and gas operations accounted for a substantial portion of this change resulting from inventory increases and capital equipment acquired. Increased project and construction costs in the specialty chemicals operations also contributed to this increase.

           To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by NationsBank. As of September 30, 1998, the Company has $2 million in letters of credit and $114 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $4 million. The line-of-credit matures in 2002. The Company also has 4.6 million shares of TETRA common stock available under an S-4 Shelf Registration Statement to finance its acquisitions.

         Major investing activities include the acquisition of a calcium chloride facility located near Amboy, California from Cargill, Inc. for approximately $2.1 million. This plant utilizes solar evaporation to produce calcium chloride from underground brine reserves.

         Capital expenditures during the nine months ended September 30, 1998 totaled approximately $36.8 million. Significant components include new inland water rigs, production testing equipment and well service equipment for the Oil & Gas Services Division. The Specialty Chemicals Division's expenditures included the ongoing construction of a new manganous oxide plant in Tampico, Mexico, construction of a new liquid calcium chloride facility in West Virginia and the completion of the first stage of the new TETRA/Dow Chemicals bromine derivatives plant at Ludington, Michigan.

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


YEAR 2000

Many computer systems were designed and programmed in such a manner as to be unable to recognize dates beyond December 31, 1999. In such cases, computer applications could fail or create erroneous results by or at the year 2000 (the "Year 2000 Issue").

Management is currently evaluating the risks of a material effect on the Company's results of operations and financial condition with respect to its management information systems and the Year 2000 Issue. The Company uses application software, including its accounting software, which has been certified by vendors as being Year 2000 compliant. Additionally, the Company's mainframe and network software has also been represented as Year 2000-compliant by the suppliers. Accordingly, management does not believe that the Company's results of operations or financial condition will be materially affected by any future costs to make its management information system Year 2000-compliant.

In addition to management information systems, the Company's Year 2000 risks include those related to "embedded technology", such as micro-controllers, and to the Year 2000 Issues of third parties with which the Company has material relationships. The Company has recently begun the initial phase of assessing these risks. Program costs to comply with Year 2000 requirements are being expensed as incurred and are not believed to be significant.


With respect to embedded technology, this phase includes surveying each of the Company's facilities to determine which systems may be subject to disruptions. These systems may include plant equipment and instrumentation and process equipment. These systems are being modified as required and will be compliant by mid 1999.

With respect to third parties, the Company is continuing to communicate with all of its significant suppliers and customers to determine the likely extent to which the Company may be affected by third parties' Year 2000 plans and target dates. In this regard, while the Company does not have a current expectation of a material loss as a result of the Year 2000 problem, there can be no guarantee that the systems of other companies or counterparts on which the Company relies will be remedied on a timely basis, or that a failure to remediate by another party, or a remediation or conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company will develop contingency plans by the middle of 1999 to alter business relationships in the event certain third parties fail to become Year 2000 compliant. Management is not presently aware of any Year 2000 issue related to embedded technology or third parties that may adversely affect the Company.


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


                                                   TETRA Technologies, Inc.



Date: November 12, 1998                            By:  [Geoffrey M. Hertel]
                                                       -------------------------
                                                         Geoffrey M. Hertel
                                                      Executive Vice President -
                                                     Finance and Administration
                                                   (Principal Financial Officer)


Date:  November 12, 1998                           By:  [Bruce A. Cobb]
                                                       -------------------------
                                                        Bruce A. Cobb,
                                                      Corporate Controller
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27                     Financial Data Schedule