Form 10-K405
period 1998-12-31
TETRA TECHNOLOGIES INC
filed 1999-03-29
CIK 844965

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K

(Mark One)
     |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                                      or
     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from ______________ to ______________

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

    Rights to purchase Series One                 New York Stock Exchange
Junior Participating Preferred Stock      (Name of Exchange on Which Registered)
          (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:  NONE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      The aggregate market value of the common stock of TETRA Technologies, Inc. held by non-affiliates (based upon the March 8, 1999 closing sale price as reported by the New York Stock Exchange) ($6.69 per share) was approximately $90,444,000. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the common stock are assumed to be "affiliates".

      Number of shares outstanding of each of the issuer's classes of common stock, as of March 12, 1999 was 13,520,968 shares.

      Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 17, 1999.

                                TABLE OF CONTENTS

                                     PART 1

Item 1.  Business......................................................   2

Item 2.  Properties....................................................  13

Item 3.  Legal Proceedings.............................................  14

Item 4.  Submission of Matters to a Vote of Security Holders...........  14


                                     PART II

Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters.................................  14

Item 6.  Selected Financial Data.......................................  15

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  16

Item 7A. Quantitative and Qualitative Disclosures About Markets Risks..  19

Item 8.  Financial Statements and Supplementary Data...................  20

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  20


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............  20

Item 11. Executive Compensation........................................  20

Item 12. Security Ownership of Certain Beneficial Owners and Management  20

Item 13. Certain Relationships and Related Transactions................  20


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 21

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

                                     PART I

ITEM 1.   BUSINESS.

     GENERAL

     TETRA Technologies, Inc. ("TETRA" or "the Company") is a specialty inorganic chemical company selling products, services and process technologies to a variety of markets.

     The Company's Specialty Chemicals Division manufactures and markets specialty chemicals to the energy, agriculture, water treatment, industrial, cement, food processing, ice melt and consumer products markets. The Division uses proprietary technologies to convert low-cost feedstocks into high quality commercial products. The Division's Chlorides group produces liquid and dry calcium chloride and also markets hydrochloric acid. The Micronutrients group manufactures and distributes zinc and manganese products to the feed and fertilizer markets, as well as calcium chloride- based agricultural products. The Division also markets a line of desiccant products, predominantly calcium chloride based, to the consumer products market under the trademark DampRid(R). The Bromine group manufactures and distributes calcium bromide, zinc bromide and sodium bromide to the energy and water treatment markets. The Division's Process Technologies group employs proprietary technologies to provide engineered systems and services that treat industrial and municipal wastewater and potable water and, in some cases, solid waste streams, to ensure compliance with environmental effluent requirements, to achieve on-site waste minimization, and/or to recover reusable constituents. The Process Services group reduces or eliminates refinery and petrochemical waste from certain process industries.

     The Company's Oil & Gas Services Division markets chemical products, including those produced by the Specialty Chemicals Division, and systems to the oil and gas industry for use in well completion and workover operations in both domestic and international markets. It also provides associated on-site fluid engineering, fluid management and handling, and filtration services for completion and workover applications, as well as line of a specialty drilling fluids products. The Oil & Gas Services Division also offers oil and gas well abandonment services and production testing services.

     TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company's corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas, and its phone number is 281/367-1983.

     PRODUCTS AND SERVICES

          SPECIALTY CHEMICALS DIVISION.

          The principal operations of the Specialty Chemicals Division are the manufacture and marketing of various commercial chemical products. The Division has ten chemical facilities that focus on three primary product lines: calcium chloride, bromine products and micronutrients. These plants primarily convert low-cost, low-value raw materials produced by industrial chemical manufacturing processes into high quality products. The Division also markets a line of desiccant products that incorporates dry calcium chloride to the consumer products market to reduce mold and mildew odors. The Division provides technologies and services to the industrial and municipal wastewater and potable water markets, as well as a line of custom-tailored performance chemicals. The Process Services operations provides services that reduce or eliminate refinery and petrochemical waste from process industries.

               CHLORIDES

               The Chlorides group has four facilities that convert co-product hydrochloric acid from nearby sources into various liquid and dry calcium chloride products. These operations are located near Lyondell's Lake Charles, Louisiana TDI plant; Shell's Norco, Louisiana epoxy resins plant; Vulcan's Wichita, Kansas chlorinated solvents plant; and DuPont's Parkersburg, West Virginia fluoromonomer plant. The Company's Parkersburg facility will also consume other feedstock sources as well. Dry calcium chloride is produced at the Company's Lake Charles plant. With production capacity of at least 100,000 tons of dry product per year, the Lake Charles plant can produce both 80% and 97% calcium chloride products. The Company also has a solar evaporation plant located in Amboy, California, which produces liquid calcium chloride from underground brine reserves to supply the Western States markets.

                The liquid calcium chloride produced by the Chlorides group and the zinc bromide and calcium bromide produced by the Bromine group are referred to as clear brine fluids ("CBFs") in the oil and gas industry. CBFs are solids-free, clear salt solutions that, like conventional drilling "muds", have high specific gravities and are used as weighting fluids to control bottom-hole pressures during oil and gas completion and workover activities. The use of CBFs increases production by reducing the likelihood of damage to the well bore and productive pay zone. CBFs are particularly important in offshore completion and workover operations due to the increased formation sensitivity, much greater investment necessary to drill offshore, and the consequent higher cost of error. CBFs are distributed through the Company's Oil & Gas Services Division and they are sold to other companies who service customers in the oil and gas industry.

               The Specialty Chemicals Division entered into the consumer products market late in 1996 with the acquisition of Wilchem Corporation (now named Damp Rid, Inc.), which manufactures a line of desiccant products at its Orlando, Florida plant. These products, marketed under the trademark DampRid(R), reduce mold and mildew odors. The primary ingredient in these products is dry calcium chloride. This acquisition has enabled the Division to vertically integrate its dry calcium chloride business and access the consumer products markets. The Division plans to utilize Damp Rid's distribution channels to market certain other products.

               BROMINE

               The Bromine group manufactures and distributes elemental bromine and zinc bromide, calcium bromide and sodium bromide. The West Memphis, Arkansas facility produces calcium bromide and zinc bromide using zinc-containing sludges from electroplating operations and low-cost hydrobromic acid. The West Memphis facility was recently expanded and can now use bromine and other sources of zinc as raw materials. The expanded plant became operational during the first quarter of 1999, substantially increasing the facility's capacity while producing a higher quality product.

               In late 1996, the Company entered into a joint venture with Dow Chemical Company to build a facility at Dow's Ludington, Michigan chemical facility to convert a crude bromine stream from Dow's calcium/magnesium chemicals operation into merchant bromine, calcium bromide and sodium bromide. This facility started producing calcium bromide and sodium bromide in mid 1998 and merchant bromine in the fourth quarter of 1998.

               The Company also owns a plant in Magnolia, Arkansas that is designed to produce calcium bromide. Approximately 33,000 gross acres of bromine containing brine reserves are under lease in this area of the plant to support its production. The plant is not currently in operation, and the Company continues to evaluate its strategy related to these assets and its developing bromine and derivatives business.

               MICRONUTRIENTS

               The Division's Micronutrients group manufactures and distributes calcium chloride-based agricultural products and zinc and manganese sulfate micronutrients. These micronutrients are widely used to provide trace minerals to meet the nutritional needs of animals and plants. Production facilities are located in Tampico, Mexico, Fairbury, Nebraska, and Cheyenne, Wyoming (as of January 20, 1999). The Tampico plant produces manganese sulfate using manganous oxide and sulfuric acid. The Fairbury plant produces zinc sulfate using secondary zinc raw materials and sulfuric acid, and it produces manganese sulfate as well.

               In January 1999, the Company significantly expanded its presence in the micronutrients business with the acquisition of WyZinCo Inc., which has a zinc sulfate manufacturing plant in Cheyenne, Wyoming, and certain assets of Cozinco, Inc. These newly acquired assets manufacture zinc sulfate from secondary zinc sources and sulfuric acid. The Tampico plant was recently expanded to include a new manganous oxide production facility, which the Company believes will provide lower-cost raw material manganous oxide to the manganese sulfate plant, which will in turn produce a higher assayed manganese sulfate product. This expansion is designed to increase the manganese sulfate production capacity by 20%, provide a higher grade 32% manganese sulfate product, and permit the sale of manganous oxide.

               The Company believes that calcium chloride is an efficient vehicle for delivering calcium to plants and, when combined with nitrogen-based fertilizers, increases the efficiency of nitrogen fertilizers. These calcium chloride and nitrogen products are sold as liquid blends under a variety of trademarks, including N-CAL(R) and Sodex(R). In early 1999 the Company was awarded a US patent on a moisture-resistant dry calcium chloride and urea product. The Micronutrients group is evaluating the market potential of this new product.

               PROCESS TECHNOLOGIES AND PROCESS SERVICES

               As part of the Specialty Chemicals Division, the Process Technologies group provides various types of filtration equipment, complete filtration systems and related services for the following types of filtration: deep bed filtration, biological filtration, ion exchange, and metals removal. Deep bed and biological filtration systems capture insoluble organics, oils, greases, nutrients, inorganics and/or suspended solids from certain industrial effluent streams and at municipal wastewater facilities. These systems incorporate one or more of the Company's proprietary technologies, which include Denite (R), ColOX(TM), and Amphidrome(TM), or filter blocks, including the patented T-Block(TM). The group also provides conventional filtration equipment, systems and services to the municipal potable water market, which include its proprietary U Block(TM) and LP Block(TM) filter blocks and/or SavagePlate(TM) gravelless filter plates.

               In addition, the Process Technologies group provides specialized systems and services for the removal of metals from wastewaters generated by a variety of industrial operations, including steel production, mining and petrochemical operations. These metals removal systems generally incorporate the Company's proprietary High Density Sludge (HDS(TM)) technology, which concentrates metals solids into a dense product, or its Higgins Loop(TM) Continuous Ion Exchange technology, which can remove or separate metals, acids, nutrients and other chemical constituents from wastewater and potable water streams. The proprietary Higgins Loop(TM) process produces a highly concentrated stream of the constituent removed, and can be used not only for the efficient removal of unwanted wastewater constituents but also for the production of desired products from solutions of low concentration. The group typically provides the engineering services of its employees in connection with the original configuration, installation and operation of the systems it sells. The group also markets its technologies in selected international markets, through direct sales and under licensing arrangements.

               The Division's Process Services group provides oil recovery and oily residuals separation and recycling services to approximately 20% of the existing petroleum refining capacity in the United States. This group utilizes various technologies, including a proprietary thermal desorption and recovery technology and various separation technologies, such as centrifuges and filter presses. These technologies are used to separate, collect and recycle oil and water from petroleum residuals. The Process Services Group typically builds, owns and operates fixed systems on its customers' sites to provide these services under long term contracts. The group has begun to offer these services internationally, and to related domestic and international markets including hydrocarbon exploration, production and transportation.

          OIL & GAS SERVICES DIVISION.

          The Company's Oil & Gas Services Division markets its clear brine fluids systems to the oil and gas industry for use in well drilling, completion and workover operations in the United States and in international markets. The Division also provides associated on-site fluid engineering, fluid management and handling, and filtration services. The Oil & Gas Services Division also offers oil and gas well abandonment and production testing services.

               DRILLING AND COMPLETION FLUIDS SYSTEMS

               The Oil & Gas Services Division provides basic and custom blended CBFs to domestic and international oil and gas well operators, based on the specific need of the customer and the proposed application of the product. In addition, the Division provides these customers a broad range of associated services, including on-site fluid filtration, handling and recycling, fluid engineering consultation, and fluid management. The Company also repurchases used CBFs from operators and recycles and reconditions these materials. Selling used CBFs to the Company reduces the net cost of the CBFs to the operator and minimizes the need for disposal of those fluids. The Company recycles the CBFs through filtration, blending and the addition of chemicals, and then markets the recycled CBFs.

               The Oil & Gas Services Division's fluid engineering and management personnel use proprietary technology to determine the proper blend for a particular application to maximize the effectiveness and life span of the CBFs. The specific volume, density, crystallization point and chemical composition of the CBFs are modified by the Company to satisfy a customer's requirements. The Company's filtration services use a variety of techniques and equipment for the on-site removal of particulates from CBFs so that those CBFs can be recirculated back into the well. The Company's filtration systems reduce fluid loss, which allows operators to complete and workover wells in environmentally sensitive areas with greater safety. This also enables recovery of a greater percentage of used CBFs for recycling.

               The Division's PayZone(R) Drill-In Fluids systems use clear brine fluids as the basis for this line of specialized drilling fluid systems, some of which were recently patented. These systems are used during drilling, completing, underreaming, reentry and workover operations through the sensitive pay zone of the well, to increase oil and gas recovery. The Division's PayZone(R) A.C.T. (Advanced Cleanup Treatment) systems (patent pending) are designed to quickly and uniformly clean up drill-in fluids filtercake from the payzone to increase oil and gas production.

               WELL ABANDONMENT

               The Oil & Gas Services Division's well abandonment business provides services for depleted oil and gas wells onshore, in inland waters, and offshore Texas and Louisiana. The Division first entered this business in 1994 in an effort to expand the services offered to its customers and to capitalize on existing personnel, equipment and facilities along the Louisiana and Texas Gulf Coast. The well abandonment business was significantly expanded in 1996 with the purchase of the assets of Culberson Well Service in Texas and Inland Rigs in Louisiana. This business presently operates onshore rigs, barge-mounted rigs, a jack-up rig and a platform rig, and offshore rigless packages and it has operating hubs in Bryan, Rosenberg and Victoria, Texas and Lafayette and Houma, Louisiana. In 1997, the Division further expanded this business through the acquisitions of Perfco Wireline, Inc. and a related company, which were involved in the electric wireline service business. These operations provide pressure transient testing, reservoir evaluation, well performance evaluation, cased hole and memory production logging, perforating, bridge plug and packer service, and pipe recovery to major oil companies operating in the Gulf of Mexico. The Company continued to expand its well abandonment services business in 1997 by acquiring an oilfield tubular goods sales, reconditioning and service business from Posey Pipe and Equipment Company. Well abandonment services are marketed through nine service facilities in Houma and Lafayette, Louisiana and Alice, Bryan, Rosenberg, Edinburg, Laredo, Midland, and Victoria, Texas.

               PRODUCTION TESTING

               The Oil & Gas Services Division further expanded the onshore services it offers by acquiring the assets of Production Test, Inc. in 1996. These operations provide pressure and volume testing of oil and gas wells, predominantly in the South Texas and Northern Mexico areas, which facilitate the sophisticated evaluation techniques needed for reservoir management and optimization of well work-over programs. Management of the Company believes that the Division's Production Testing group maintains the largest fleet of high pressure production testing equipment in the South Texas area, with operations in Alice, Edinburg and Laredo, Texas, as well as Reynosa, Mexico.

     SOURCES OF RAW MATERIALS

          SPECIALTY CHEMICAL DIVISION.

          Some of the primary sources of raw materials for the Specialty Chemicals Division are low-cost chemical co-product streams obtained from chemical manufacturers.

          At the Norco, Louisiana, Wichita, Kansas, Lake Charles, Louisiana, and Parkersburg, West Virginia calcium chloride production plants, the principal raw material is co-product hydrochloric acid produced by other chemical companies. The Company has written agreements with those chemical companies regarding the supply of this raw material, but believes that there are numerous alternative sources of supply. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. The Company uses a proprietary process that permits the use of less expensive limestone, while maintaining end-use product quality. The Company purchases limestone from several different sources.

          To produce zinc bromide and calcium bromide at its West Memphis facility, the Company uses hydrobromic acid, bromine, zinc sludges, and other sources of zinc raw materials. The Company has one internal source of bromine and several external sources of co-product hydrobromic acid. The Company uses a proprietary process that permits the use of cost advantaged raw materials, while maintaining high product quality.

          In 1997, the Company entered into a series of agreements with the Dow Chemical Company to purchase crude bromine, build a bromine derivatives plant at Dow's magnesium and calcium chloride facility in Ludington, Michigan, and toll produce purified bromine and various brominated chemical products at that plant. The new Ludington plant, which started operations during 1998, gives the Company the flexibility to produce purified bromine (for use at the West Memphis facility or for sale), sodium bromide and calcium bromide. The Company's need for bromine and its derivatives has increased steadily.

          The Company also owns a calcium bromide manufacturing plant near Magnolia, Arkansas, that was constructed in 1985 and has a production capacity of 100 million pounds of calcium bromide per year. This plant was acquired in 1988 and is not in operation. The Company currently has approximately 33,000 gross acres of bromine containing brine reserves under lease. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. The Company believes it has sufficient brine reserves under lease to operate a world-scale bromine facility for 25 to 30 years. Development of the brine field, construction of necessary pipelines and reconfiguration of the plant would take several years and require a substantial additional capital investment. During 1996, the Company entered into a long-term supply agreement with a foreign producer of calcium bromide. This agreement, coupled with production of zinc bromide and bromine and derivatives from the new Ludington plant and the West Memphis, Arkansas facility, should afford the Company additional flexibility in its development of the Magnolia plant, allowing it to consider manufacturing other bromine derivatives at that facility.

          The Division's Micronutrients' plants purchase co-product sulfuric acid from a variety of sources, one of which is under a long term contract. The Fairbury plant and the Cheyenne plant are capable of utilizing various forms of secondary zinc, primarily co-products of the galvanizing industry, which it obtains from a variety of sources. The Tampico plant utilizes manganous oxide, which it obtains from one internal and numerous external sources.

          OIL & GAS SERVICES DIVISION.

          The Oil & Gas Services Division purchases calcium chloride, calcium bromide and zinc bromide CBFs from the Specialty Chemicals Division for resale to its oil and gas customers. The Oil & Gas Services Division recycles zinc and calcium bromide CBFs repurchased from its oil and gas customers. The Division also purchases CBFs from two domestic and one foreign manufacturer.

     MARKET OVERVIEW AND COMPETITION

          SPECIALTY CHEMICALS DIVISION.

          Markets for the Company's liquid and dry calcium chloride products include the oil and gas exploration industry, industrial, municipal, mining, janitorial and consumer markets for snow and ice melt products, dust control, cement curing, and road stabilization markets, and certain agricultural and food industry businesses. Most of these markets are highly competitive. Damp Rid(R) products are marketed to the consumer products industry. The Company's major competitors in the dry calcium chloride market include Dow Chemical Company, General Chemical Company, a Canadian company, and Ambar Chemical, Inc.

          The Bromine group sells elemental bromine and several brominated derivative products in North America to customers in the oil and gas industry (as completion fluids), the water treatment industry (as biocides), and the polymer additives industry (as flame retardants).

          The Micronutrients group sells zinc and manganese sulfate as plant micronutrients to numerous agricultural distributors, including fertilizer manufacturers, in the United States and in Mexico and several other foreign countries. The group sells zinc sulfate and manganese sulfate as animal feed micronutrients to major trace mineral pre- mix manufacturers in the United States, as well as to a number of smaller distributors. These markets are highly competitive, with major domestic competitors including Fritt Industries, Old Bridge, Bay Zinc and Sims. The Company also competes against Chinese and Mexican producers of these products.

          Markets for the Process Technologies group's systems and services include the municipal wastewater and potable water markets and various industrial markets. Municipal customers typically solicit competitive bids for filtration projects. The group has a number of competitors in the United States, including F.B. Leopold Co. The Process Services group markets its services in the United States and in select international markets. It has numerous domestic and international competitors.

          OIL & GAS SERVICES DIVISION.

          The Oil & Gas Services Division markets and sells clear brine fluids, drilling and completion fluids systems, and related products and services to major oil and gas exploration and production areas worldwide. Current foreign areas of market presence include the North Sea, Mexico, South America, the Far East and West Africa. The Division's principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Halliburton, Inc., M.I. Drilling Fluids, a subsidiary of Smith International, Inc., Ambar Chemical, Inc. and OSCA, Inc., a subsidiary of Great Lakes Chemical Corporation. This market is highly competitive and competition is based primarily on service, availability and price. Although all competitors provide fluid handling, filtration and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete very successfully with all companies. Because of the significant use of CBFs in deeper natural gas and offshore well completions and workovers, a modest change in drilling in these areas could have a material impact on the profitability of both the Specialty Chemicals and Oil & Gas Services Divisions. Major customers of the Oil & Gas Services Division include Shell Oil Company, Texaco, Baker Hughes Inteq, Amerada Hess, BP Amoco, Oryx Energy, Elf Acquitane, Chevron USA, Phillips Petroleum Company, Conoco USA, Vastar Resources and Coastal Oil & Gas.

          The Division's well abandonment services group markets its services to major oil and gas companies, independent operators, and state governmental agencies. Major customers include Texaco, Exxon, Shell, Chevron, Amoco, Fina, Conoco, Union Pacific Resources, Sonat and the Railroad Commission of the State of Texas. The geographical scope of these services include the upper and lower Gulf Coast regions of Texas, South Texas, West Texas, East Texas, Louisiana, Gulf Coast inland waterways and the shallow, state waters of the Gulf of Mexico. The Company's principal competitors in this business include Superior Energy Services, Inc., Cardinal Services, Total Abandonment Services, Delta Seaboard, Pool Energy Services Company and Key Energy Group. This market is highly competitive and competition is based primarily on service, availability and price. The Division believes its focus on core competency in well abandonment operations has allowed it to better provide the complete portfolio of equipment, experience and administration required to manage its customers' needs.

          Competitors of the Division's Production Testing group include Fesco, Key Energy Group, TriTech and Clemenson. Major customers include Conoco, Pioneer, Cabot, Fina, Shell, Chevron, Coastal, Enron, Houston Exploration, Texaco, Union Pacific Resources and Pemex, the national oil company in Mexico.

OTHER BUSINESS MATTERS

     MARKETING AND DISTRIBUTION

     The Specialty Chemicals Division markets its products and services through offices and sales agents in Arizona, California, Colorado, Connecticut, Florida, Georgia, Nebraska, Pennsylvania, Texas, Wyoming and Mexico, as well as through a network of distributors located throughout the Midwest, West, Northeast, Southeast and Southwest. To service these distributors, the Division has over two dozen distribution facilities strategically located to provide efficient, low-cost product availability. Damp Rid(R) products are marketed through sales agents to various mass merchandisers, hardware and home centers and grocery and drug stores in the U.S. and internationally through distributors. The Bromine group markets its products directly and through distributors and sales agents. The marketing efforts of the Process Technologies group are primarily conducted by technical and management professionals located in Pittsburgh, Pennsylvania, Tampa, Florida, and The Woodlands, Texas. These personnel maintain communications with appropriate corporate representatives, consulting firms and specialty contractors as sources of potential business. This group also retains specialized municipal sales representatives and monitors and responds to requests for proposals for competitive bids.

     The Oil & Gas Services Division markets its domestic products and services through its distribution facilities located principally in the United States' Gulf Coast region that are in close proximity to both product supplies and customer concentrations. Since transportation costs can represent a large percentage of the total delivered cost of chemical products, particularly liquid chemicals, the Division believes that its strategic locations make it one of the lowest cost suppliers of liquid calcium chloride and other CBFs in the southern United States. International markets that are served include the U.K. and Norwegian sectors of the North Sea, Colombia, Mexico, Venezuela, Western Africa, the C.I.S. and the Far East.

     BACKLOG

     The Company ships most of its products within seven days of receipt of an order. Accordingly, the level of backlog is not indicative of corporate sales activity. On December 31, 1998, the Company had an estimated backlog of work of $30.1 million, of which approximately $17.4 million is expected to be billed during 1999. On December 31, 1997, the Company had an estimated backlog of $24 million.

     EMPLOYEES

     As of December 31, 1998, the Company had 1,425 employees. None of the Company's U.S. employees are presently covered by a collective bargaining agreement. However, in 1998 the employees of the Company's Lake Charles, Louisiana calcium chloride production facility elected to be represented by the Paper, Allied Industrial, Chemical and Energy Workers International union, and representatives of the Company and that union are in the process of negotiating a collective bargaining agreement. The Company believes that its relations with its employees are good.

     PATENTS, PROPRIETARY TECHNOLOGY AND TRADEMARKS

     The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for appropriate technology. As of December 31, 1998, the Company owned or licensed 22 issued U.S. patents, had 19 patents pending in the U.S., had 32 issued foreign patents and 19 foreign patents pending. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2015. The Company has elected to maintain certain other internally developed technologies, know-how and inventions as trade secrets. While the Company believes that the protection of its patents and trade secrets is important to its competitive positions in its businesses, the Company does not believe any one patent or trade secret is essential to the success of the Company.

     It is the practice of the Company to enter into confidentiality agreements with key employees, consultants and third parties to whom the Company discloses its confidential and proprietary information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company's trade secrets and expertise or that others may not independently develop similar trade secrets or expertise. Management of the Company believes, however, that it would require a substantial period of time, and substantial resources, to develop similar know- how or technology independently. As a policy, the Company uses all possible legal means to protect its patents, trade secrets and other proprietary information.

     The Company sells various products and services under a variety of trade marks and service marks, some of which are registered in the U.S. or certain foreign countries.

     ENVIRONMENTAL REGULATION

     Various environmental protection laws and regulations have been enacted and amended during the past three decades in response to public concerns over the environment. The operations of the Company and its customers are subject to the various evolving environmental laws and corresponding regulations, which are enforced by the US Environmental Protection Agency and various other federal, state and local environmental authorities. Similar laws and regulations designed to protect the health and safety of the Company's employees and visitors to its facilities are enforced by the US Occupational Safety and Health Administration and other state and local agencies and authorities. The Company must comply with the requirements of environmental laws and regulations applicable to its operations, including the Federal Water Pollution Control Act of 1972, the Resource Conservation and Recovery Act of 1976, the Clean Air Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, Hazardous Materials Transportation Act of 1975, and Pollution Prevention Act of 1990. The Company is also subject to the applicable environmental and health and safety rules and regulations of the local, state and federal agencies in Mexico for its Sulfamex operation in Tampico, Mexico and in those foreign countries in which its Oil & Gas Services Division operates. Many state and local agencies have imposed environmental laws and regulations with stricter standards than their federal counterparts. The Company and its customers and suppliers are affected by all these regulatory programs.

     At the Company's Lake Charles, West Memphis, Parkersburg, Cheyenne, Fairbury and Amboy production plants, the Company holds various permits regulating air emissions, wastewater and storm water discharges, the disposal of certain hazardous and non-hazardous wastes, and/or wetlands. The Company has also submitted a RCRA

Part B storage permit application for its Fairbury facility. In addition, the Company is subject to certain federal, state and local community-right-to-know regulations.

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

          The Company's micronutrients business can also be significantly affected by fluctuations in farming activity and weather conditions throughout the farm belt. Worldwide commodity prices can influence what crops are planted and, accordingly, the types of fertilizer applications that are employed. Extreme weather conditions can also delay and sometimes postpone crop planting.

          COMPETITION

          The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company competes with numerous companies in its speciality chemicals and oil and gas operations and with numerous companies in its process technologies operations. Many of the Company's competitors have substantially greater financial and other resources than the Company, including certain governmentally owned or operated competitors. To the extent these competitors offer comparable products or services at lower prices, or higher quality and more cost-effective products or services, the Company's business could be materially adversely affected.

          SUPPLY OF RAW MATERIALS

          The Company sells a variety of clear brine fluids, including brominated clear brine fluids such as calcium bromide, zinc bromide and sodium bromide, and other brominated products, some of which are manufactured by the Company and some of which are purchased from third parties. The Company also sells calcium chloride, as a clear brine fluid and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to the Company's revenues. In its manufacture of calcium chloride, the Company uses hydrochloric acid and other raw materials purchased from third parties. In its manufacture of brominated products, the Company uses bromine, hydrobromic acid and other raw materials, including various forms of zinc, that are purchased from third parties. The Company acquires brominated products from a variety of third party suppliers. In its manufacture of zinc and manganese sulfate, the Company uses sulfuric acid and various sources of zinc and manganese. If the Company were unable to acquire the brominated products, sulfuric, hydrobromic or hydrochloric acid, zinc or any other raw material supplies for a prolonged period, the Company's business could be materially adversely affected.

   POTENTIAL LIABILITY FOR ENVIRONMENTAL OPERATIONS; ENVIRONMENTAL REGULATION

          The Company's operations are subject to extensive and evolving Federal, state and local laws and regulatory requirements, including permits, relating to environmental affairs, health and safety, waste management and the manufacture, storage, handling, transportation, use and sale of chemical products. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants to scrutiny. The Company's business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although the Company maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to environmental damage or pollution. The Company maintains a limited amount of specific environmental liability insurance under one site specific policy and under a policy covering environmental risks associated with contract services for oil and gas operations and refinery waste treatment operations. The Company could be materially adversely affected by an enforcement proceeding or a claim that was not covered or was only partially covered by insurance.

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

          RELIANCE ON SIGNIFICANT CUSTOMERS

          In 1998, no customers accounted for more than 10% of consolidated revenues. In 1997 one customer who generated revenues of $22 million accounted for more than 10% of consolidated revenues. In 1996, revenues of $20.7 million and $15.9 million generated by two customers accounted for more than 10% of consolidated revenues. The loss of any of these customers could have a material adverse effect on the Company's sales revenues.

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

          YEAR 2000 ISSUE

          Many computer software applications and operating programs written in the past may not properly recognize calendar dates beginning in the year 2000. Such a recognition failure could cause computer systems to shut down or provide incorrect information. There can be no assurance that no year 2000 related computer operating problems or expenses will arise with the computer systems and software of the Company or the Company's vendors and customers.

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

ITEM 2.   PROPERTIES.

        The following table sets forth certain information concerning facilities leased or owned by the Company as of December 31, 1998. The Company believes its facilities are adequate for its present needs.

         DESCRIPTION                                   LOCATION                      APPROXIMATE SQUARE FOOTAGE(1)
         -----------                                  ---------                      --------------------------
Chemical plant facilities...........................  Amboy, California                  59 square miles  (2)
                                                      Lake Charles, Louisiana                    751,500
                                                      West Memphis, Arkansas                     697,800
                                                      Tampico, Mexico                            353,800
                                                      Magnolia, Arkansas                         120,000
                                                      Parkersburg, West Virginia                 106,300
                                                      Fairbury, Nebraska                          90,000
                                                      Norco, Louisiana                            85,200
                                                      Orlando, Florida                            35,800
                                                      Wichita, Kansas                             19,500
                                                      Ludington, Michigan                         10,000

Oil and gas distribution facilities.................  Texas - eleven locations                 1,262,700
                                                      Louisiana  - six locations                 732,200
                                                      United Kingdom  - various locations         92,000
                                                      Mexico - various locations                  30,000
                                                      Nigeria                                     28,000
                                                      Venezuela                                   16,000
                                                      Norway -  various locations                 15,000
                                                      Colombia                                    11,500

Laboratory..........................................  The Woodlands, Texas                        26,000

Headquarters........................................  The Woodlands, Texas                       109,000

Process Technologies engineering
   and sales office.................................  Clinton, Tennessee                          10,000
                                                      Pittsburgh, Pennsylvania                     8,000
                                                      Tampa, Florida                               3,000

Process Services offices............................  The Woodlands, Texas                         6,000
   and service center                                 Houston, Texas                              23,000

Process Services facilities.........................  Texas - six locations                       71,000
                                                      Delaware                                    20,000
                                                      Louisiana                                   12,000
                                                      Illinois                                     7,400

-------------
(1)     Includes real property and buildings unless otherwise noted.
(2)     Includes solar evaporation ponds.

ITEM 3.   LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        PRICE RANGE OF COMMON STOCK

        The Common Stock traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") from the Company's initial public offering on April 3, 1990 through October 13, 1997 under the trading symbol "TTRA." On October 15, 1997 the Common Stock began trading on the New York Stock Exchange under the symbol "TTI." As of March 22, 1999 there were approximately 3,131 holders of record of the Common Stock. The following table sets forth the high and low closing sale prices of the Common Stock for each calendar quarterly period in the two years ended December 31, 1998, as reported on the NASDAQ National Market System during the period from January 1, 1997 to October 13, 1997 and as reported by the New York Stock Exchange from and after October 14, 1997. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                       HIGH               LOW
                                                     --------           --------
1998
     First Quarter .......................           $ 24 3/4           $ 19 3/4
     Second Quarter ......................             25 3/8             16
     Third Quarter .......................             16 1/4             11 1/2
     Fourth Quarter ......................             13 3/4              8

1997
     First Quarter .......................           $ 29 3/4           $ 21 1/4
     Second Quarter ......................             27 3/4             19 3/4
     Third Quarter .......................             28 7/8             20 3/4
     Fourth Quarter ......................             26 1/2             19 5/8

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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                          YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                       1998          1997        1996            1995             1994
                                                     ---------    ---------    ---------       ---------       ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
   Revenues ......................................   $ 238,468    $ 219,413    $ 160,790       $ 113,468       $  88,506
   Gross profit ..................................      60,435       62,982       48,644(1)       37,655(1)       29,060
   Operating income (loss) .......................      21,380    (2)25,037       20,781          13,430           7,962
   Interest expense ..............................      (6,458)      (3,305)      (1,250)            159            (363)
   Interest income ...............................         172          305          198             959             558
   Undistributed earnings (loss) of joint ventures        --            290          522             (47)            580
   Other income (expense), net ...................        (478)         775          257             377             241
   Net income ....................................       8,898       13,936       13,137           9,366           6,058
   Net income per share ..........................   $    0.66    $    1.05    $    1.02       $    0.74       $    0.48
   Average shares ................................      13,561       13,297       12,873          12,693          12,560
   Net income per diluted share ..................   $    0.64    $    0.98    $    0.97       $    0.72       $    0.48
   Average diluted shares ........................      13,994       14,189       13,545          13,069          12,693
                                                                          YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------------------
                                                       1998          1997        1996            1995             1994
                                                     ---------    ---------    ---------       ---------       ---------
BALANCE SHEET DATA
   Working capital ...............................   $  88,299    $  68,076    $  37,398       $  30,088       $  37,357
   Total assets ..................................     311,008      263,792      178,506         129,921         102,522
   Long-term liabilities .........................     129,066       92,364       31,756           9,364           6,472
   Stockholders' equity ..........................     139,322      129,580      108,022          89,286          77,687

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

                                         PERCENTAGE OF REVENUES             PERIOD-TO-
                                         YEAR ENDED DECEMBER 31,           PERIOD CHANGE
                                    --------------------------------    --------------------
                                                                          1998       1997
                                                                           VS         VS
                                      1998        1997        1996        1997       1996
                                    --------    --------    --------    --------   --------
Revenues ........................      100.0%      100.0%      100.0%      -8.7%       36.5%
Cost of Revenues ................       74.7        71.3        69.7       -13.8       39.5
Gross profit ....................       23.3        28.7        30.3         4.0       29.5
General & administrative expenses       16.4        17.3        17.3        -2.9       36.2
Operating income ................        9.0        11.4        13.0        14.6       20.5
Interest expense ................        2.7         1.5         0.8       -95.4      164.4
Interest income .................        0.1         0.1         0.1        43.6       54.0
Income in undistributed earnings
  of joint ventures .............       --           0.1         0.3       100.0      (44.4)
Other income, net ...............        0.2         0.4         0.2       161.8      201.6
Income before income taxes ......        6.1        10.5        12.8        36.7       12.6
Net income ......................        3.7         6.4         8.2        36.2        6.1

         1998 COMPARED TO 1997

        For the year ended December 31, 1998, total revenues were $238.4 million, up $19.0 million or 9% over the 1997 total of $219.4 million. The Oil & Gas Services Division's revenues of $149.0 million were up slightly over the prior year's total of $147.8 million. While the entire Division suffered from the current dramatic decline in the oil and gas industry, the Division's well abandonment business was significantly impacted as the major oil companies initiated substantial delays in well abandonment operations. Offshore revenues also dropped year-to-year, reflecting the slow down in drilling activity in the Gulf. The Division's international operations showed a slight increase in revenues due to increased activity in Norway, Venezuela and Mexico. The production testing business also generated increased revenues over last year. Revenues of the Specialty Chemicals Division were up approximately 23% over 1997 from $87.0 million, including intercompany, to $106.7 million in 1998. Despite weak winter snow and ice melt demand and the decline in the oil and gas markets, the Division's 1998 chloride and bromide revenues matched 1997 levels. The Division's micronutrients operations, particularly the AMT Fairbury plant, showed significant improvement in revenues as product volumes are approaching planned capacity levels and the customer base is re-established following the EPA related disruptions in 1997. The Division's consumer products business also reflected revenue increases resulting from new product introduction and market penetration. The Process Technologies business increased over the prior year as well, reflecting a significant increase in wastewater, deep bed filtration and denitrification business. The Division's revenues were also impacted favorably from the inclusion of the now wholly-owned TETRA Process Services.

        Gross profits were $60.4 million in 1998 compared to $63.0 million in 1997, for a decrease of $2.6 million or 4%. The gross profit margin percentage from operations was 25.3% in 1998 versus 28.7% in 1997. The Specialty Chemicals Division's gross profit percentage was comparable to the prior year. Substantially improved volumes and pricing at American Microtrace helped offset reduced margins in the calcium chloride product line, which were caused by market pricing pressures and product mix. The profit percentage was also down in the Process Technologies group due to project and revenue mix. The gross profit percentage of the Oil & Gas Services Division declined in response to the slowdown in the well abandonment business and pricing pressures in the offshore Gulf Coast business.

        General and administrative expenses were $39.1 million in 1998 compared to $37.9 million in 1997, for an increase of $1.2 million or 3%. The 1997 period includes the write-off of $2.2 million associated with American Microtrace operations. General and administrative costs increased predominantly in support of expanded international operations of the Oil & Gas Services Division and for increased advertising of consumer products in the Specialty Chemicals Division. The Oil & Gas Services Division has continued to implement various cost-cutting and expense control measures, including personnel reduction, in an effort to keep its G & A costs in line with its anticipated revenue levels. These measures are reflected in the fact that the Division's 1998 fourth quarter G & A costs, excluding international operations, are down from the prior year's quarter. The inclusion of expenses associated with acquired operations also accounted for a portion of the increase. G & A expenses as a percentage of revenues decreased from 17% in 1997 to 16% in 1998.

        Operating income for the twelve months ended December 31, 1998 was $21.4 million, down $3.6 million or 14% from $25.0 million in 1997. This decrease is the combined result of a gross margin increase of $5.5 million due to increased volume, a $7.9 million decrease due to the lower gross margin rates, and a $1.2 million increase in general and administrative expenses.

        Interest expense increased approximately $3.1 million during the current year compared to the prior year period due to increased long-term debt over the past twelve months in support of the Company's acquisition and internal growth programs.

        For the twelve months ending December 31, 1998, net income was $8.9 million, down 36% from the $13.9 million reported in 1997. Net income per diluted share was $0.64 in 1998 on 13,994,000 average diluted shares outstanding compared to earnings in 1997 of $0.98 based on 14,189,000 average diluted shares outstanding


        1997 COMPARED TO 1996

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


        LIQUIDITY AND CAPITAL RESOURCES

        The Company's investment in working capital, excluding cash and cash equivalents, increased to $84.5 million at December 31, 1998 compared to $65.2 million at December 31, 1997. Unbilled project costs of the Process Technologies operations increased by $1.6 million as a result of increased activity in the water treatment business and a significant increase in larger projects with longer durations. Inventories increased $19.5 million during the year, $9.7 million in Oil & Gas Services Division and $9.8 million in the Specialty Chemicals Division. Inventories of clear brine fluids along the Gulf of Mexico increased as did pipe inventories associated with the Division's well abandonment business. Inventories in Norway and Venezuela also increased in conjunction with increased business development in these areas. In the Specialty Chemicals Division, bromide inventories increased as the new TETRA/Dow Chemicals plant at Ludington, Michigan came on-line. Additionally, dry calcium chloride and micronutrients inventories increased due to the seasonality of the demand. Trade payables and accrued expenses increased during the period by $1.0 million. Increased project costs in the Process Technologies operations contributed to this increase.

          To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by NationsBank. As of December 31, 1998, the Company has $2.3 million in letters of credit and $109 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $8.7 million. The line-of-credit matures in 2002. The Company also has 4.6 million shares of TETRA common stock available under an S-4 Shelf Registration Statement to finance its acquisitions.

        Major investing activities include the acquisition of a calcium chloride facility located near Amboy, California from Cargill, Inc. for approximately $2.1 million. This plant utilizes solar evaporation to produce calcium chloride from underground brine reserves.

        In January 1999, the Company purchased the assets of WyZinCo and CoZinCo, Inc. for approximately $11.7 million in cash and notes. The acquisition, which included a zinc sulfate plant in Cheyenne, Wyoming and certain assets of a second zinc sulfate plant located in Salida, Colorado, significantly expanded the Company's micronutrients business. The purchase was partially funded by drawing from the Company's credit facility. The Company also used a portion of the cash generated from the sale of its corporate headquarter building to fund the acquisition. The sale was completed in March 1999. The building was sold for approximately $9.7 million, with a subsequent ten-year lease for space in the building executed by the Company with the new owner. The Company also used a portion of the proceeds to pay down a portion of its long-term debt.

        In March 1999, the Company was notified of the loss of a significant liquid calcium chloride related contract. Under the terms of the agreement, the Company will be required to terminate its plant operations at that location and vacate the facilities in two years from the date of written notification. As a result of the early termination of the contract, the Company will record an impairment of these specific assets. The impact of the impairment has not yet been determined, but the assets associated with this project total approximately $2.0 million.

        Capital expenditures during the twelve months ended December 31, 1998 totaled approximately $43.2 million. Significant components include new inland water rigs, production testing equipment and well service equipment for the Oil & Gas Services Division. The Specialty Chemicals Division's expenditures included the construction of a new manganous oxide plant in Tampico, Mexico, construction of a new liquid calcium chloride facility in West Virginia, expansion of the West Memphis plant and the completion of the new TETRA/Dow Chemicals bromine derivatives plant at Ludington, Michigan.

        The Company believes that its existing funds, cash generated by operations, funds available under its bank line-of-credit, as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies and vendor financing, will be sufficient to meet its current and anticipated operations and its anticipated capital expenditures through 1999 and thereafter.


        YEAR 2000

        GENERAL
        The Year 2000 (Y2K) issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions to various activities and operations.

        The Company has assessed how it may be impacted by the Y2K issue and has formulated and commenced implementation of a comprehensive plan to address all known aspects of the issue.

        THE PLAN
        The Company has completed an evaluation of the effects the Y2K problem could have on the products and services the Company provides, the processing capabilities of the Company's computers and other internal information systems, as well as non-informational systems which affect the Company's operational capabilities. The Company uses application software, including its accounting software, which has been certified by vendors as being Y2K compliant. Additionally, the Company's mainframe and network software has also been represented as Y2K compliant by the suppliers. In addition to management information systems, the Company's Y2K risks include those related to "embedded technology", such as micro-controllers. The Company is in the process of assessing these risks. With respect to embedded technology, this phase includes surveying each of the Company's facilities to determine which systems may be subject to disruptions. These systems may include plant equipment and instrumentation and process equipment. These systems are being modified as required and will be compliant by mid 1999. Accordingly, management does not believe that the Company's results of operations of financial condition will be materially affected by any future costs to make its management information system Y2K compliant.

        In addition the Company is in the process of evaluating the Y2K compliance capabilities of major customers and suppliers. The majority of the Company's major customers and suppliers are being contacted regarding the Y2K issue. The Company anticipates this evaluation process will be in effect for all of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. The Company is not currently aware of any customer or supplier circumstances that may have a material adverse impact on the Company. The Company will be looking for alternative suppliers where circumstances warrant.

        COST
        The Company's preliminary estimate of the total cost for Y2K compliance is approximately $250,000 of which approximately $150,000 has been incurred through December 31, 1998. These costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

        RISKS
        The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified or corrected in a timely manner, there can be no assurance that the Y2K issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers, or other parties. In addition, there can be no assurance that outside third parties, including customers, suppliers, utility and governmental entities will be in compliance with all Y2K issues. The Company believes that the most likely worst case Y2K scenario, if one were to occur, would be the inability of third party suppliers such as utility providers, telecommunication, transportation companies, and other critical suppliers to continue providing their products and services. The failure of these third party suppliers to provide on going services could have a material adverse impact on the Company's results of operations.

        CONTINGENCY PLAN
        The Company is considering contingency plans relating to key third parties. These include identifying alternative suppliers and working with major customers that may be affected by Y2K issues.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is subject to market risk exposure related to changes in interest rates on the floating rate portion of its credit facility. These instruments carry interest at an agreed-upon percentage rate spread from LIBOR. At December 31, 1998, the Company had $109 million outstanding under its credit facility, of which $40 million was subject to an interest rate swap and $69 million subject to a floating rate based on LIBOR plus .75 - 1.75%. The interest rate swap agreements provide the Company with a 6.4% fixed interest rate which mitigates a portion of the Company's risk against charges in interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $0.7 million on an annual basis. The Company has no financial instruments subject to foreign currency fluctuation or commodity price risks.

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

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors -- Executive Officers" and "Section 16(a) Beneficial ownership Reporting Compliance."in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end to the Company's fiscal year on December 31, 1998.

ITEM 11.   EXECUTIVE COMPENSATION.

        The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors -- Director Compensation" and " --Compensation of Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the subheading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1998.

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

                                     PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  List of documents filed as part of this Report

     1.  Financial Statements of the Company
                                                                          PAGE
                                                                          ----
         Report of Independent Auditors ................................   F-1

         Consolidated Balance Sheets at December 31, 1998, 1997 and 1996   F-2

         Consolidated Statements of Operations for the years ...........   F-4
                ended December 31, 1998, 1997, and 1996

         Consolidated Statements of Stockholders' Equity for the
                years ended December 31, 1998, 1997, and 1996 ..........   F-5

         Consolidated Statements of Cash Flows for the years
                ended December 31, 1998, 1997, and 1996 ................   F-6

         Notes to Consolidated Financial Statements ....................   F-8



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

            10.1 TETRA Technologies, Inc. 1990 Stock Option Plan (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).

            10.2 TETRA Technologies, Inc. 401(K) Retirement Plan (effective November 1, 1990) (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-39154) and incorporated herein by reference).

            10.3 Long-term Supply Agreement with Bromine Compounds Ltd. (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference; certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

            10.4 Agreement dated November 28, 1994 between Olin Corporation and TETRA-Chlor, Inc. Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and exchange Commission (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

            10.5           Employment Agreement dated April 1, 1996 with Allen
                           T. McInnes (filed as an exhibit to the Company's Form 10-Q for the three months ended June 30, 1996 and incorporated herein by reference).

            10.6 Credit Agreement, dated April 10, 1997, with Nationsbank of Texas, N.A. (filed as an exhibit to the Company's Form 10-Q for the three months ended June 30, 1997 and incorporated herein by reference).

            10.7 Sales Agreement with Albermarle Corporation. Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission.

            21             Subsidiaries of the Company.

            23             Consent of Ernst & Young, LLP

(b) Reports on Form 8-K: None were filed in the fourth quarter of 1998

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                              TETRA TECHNOLOGIES, INC.


Date:  March 26, 1999                         BY:/S/ALLEN T. MCINNES
                                                    Allen T. McInnes, President


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                         TITLE                        DATE
      ---------                         -----                        ----
/S/J. TAFT SYMONDS                    Chairman of                 March 26, 1999
J. Taft Symonds                 the Board of Directors


/S/ALLEN T. MCINNES                Allen T. McInnes               March 26, 1999
Allen T. McInnes                President and Director
                             (Principal Executive Officer)


/S/GEOFFREY M. HERTEL             Geoffrey M. Hertel              March 26, 1999
Geoffrey M. Hertel       Chief Financial Officer and Director
                             (Principal Financial Officer)


/S/BRUCE A. COBB                     Bruce A. Cobb                March 26, 1999
Bruce A. Cobb                    Corporate Controller
                            (Principal Accounting Officer)


/S/HOYT AMMIDON, JR.                   Director                   March 26, 1999
Hoyt Ammidon, Jr.


/S/OSCAR S. ANDRAS                     Director                   March 26, 1999
Oscar S. Andras


/S/PAUL D. COOMBS                      Director                   March 26, 1999
Paul D. Coombs


/S/TOM H. DELIMITROS                   Director                   March 26, 1999
Tom H. Delimitros


/S/KENNETH P. MITCHELL                 Director                   March 26, 1999
Kenneth P. Mitchell

                                REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
TETRA Technologies, Inc.

       We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                          ERNST & YOUNG LLP

Houston, Texas
February 19, 1999

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          1998         1997
                                                                       ---------    ---------
         ASSETS

         Current Assets:
           Cash and cash equivalents ...............................   $   2,803    $   2,839
           Trade accounts receivable, net of allowance for doubtful
              accounts of $853 in 1998 and $1,023 in 1997 ..........      56,167       56,893
           Costs and estimated earnings in excess
              of billings on incomplete contracts ..................       5,641        4,021
           Inventories .............................................      58,478       38,715
           Deferred tax assets .....................................       4,099        1,444
           Prepaid expenses and other current assets ...............       3,731        6,012
                                                                       ---------    ---------
               Total Current Assets ................................     130,919      109,924

         Property, Plant and Equipment:
           Land and building .......................................      16,761       12,777
           Machinery and equipment .................................     109,116       72,514
           Automobiles and trucks ..................................       8,485       10,538
           Chemical plants .........................................      48,040       46,791
           Construction in progress ................................      23,201       27,231
                                                                       ---------    ---------
                                                                         205,603      169,851
           Less accumulated depreciation and amortization ..........     (60,007)     (48,868)
                                                                       ---------    ---------
              Net Property, Plant and Equipment ....................     145,596      120,983

         Other Assets:
           Cost in excess of net assets acquired, net of accumulated
              amortization of $2,510 in 1998 and $1,805 in 1997 ....      26,190       24,983
           Other, net of accumulated amortization
              of $3,680 in 1998 and $2,987 in 1997 .................       8,303        7,902
                                                                       ---------    ---------
               Total Other Assets ..................................      34,493       32,885
                                                                       ---------    ---------
                                                                       $ 311,008    $ 263,792
                                                                       =========    =========

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,
                                                            ----------------------
                                                               1998         1997
                                                            ---------    ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable ...............................   $  29,322    $  26,181
   Accrued expenses .....................................      11,335       14,114
   Billings in excess of costs and estimated
      earnings on incomplete contracts ..................         956          244
   Current portion of all long-term debt and
      capital lease obligations .........................       1,007        1,309
                                                            ---------    ---------
         Total Current Liabilities ......................      42,620       41,848

Long-term debt, less current portion ....................     109,000       77,000
Capital lease obligations, less current portion .........       1,307        1,525
Deferred income taxes ...................................      17,759       13,365
Other liabilities .......................................       1,000          474

Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.01 per share:
     40,000,000 shares authorized, with 13,514,340 shares
     issued and outstanding in 1998 and 13,480,956
     shares issued and outstanding in 1997 ..............         136          135
    Treasury Stock, at cost, 94,000 shares ..............      (1,168)        --
   Additional paid-in capital ...........................      77,923       75,902
   Accumulated other comprehensive income ...............         (96)         (86)
   Retained earnings ....................................      62,527       53,629
                                                            ---------    ---------
       Total Stockholders' Equity .......................     139,322      129,580
                                                            ---------    ---------
                                                            $ 311,008    $ 263,792
                                                            =========    =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1998         1997         1996
                                           ---------    ---------    ---------
Revenues:
   Product sales .......................   $ 147,400    $ 147,927    $ 125,932
   Services ............................      91,068       71,486       34,858
                                           ---------    ---------    ---------
     Total Revenues ....................     238,468      219,413      160,790

Cost of Revenues:
   Cost of product sales ...............     111,646      107,379       87,775
   Cost of services ....................      66,387       49,052       24,371
                                           ---------    ---------    ---------
     Total Cost of Revenues ............     178,033      156,431      112,146
                                           ---------    ---------    ---------
       Gross Profit ....................      60,435       62,982       48,644

General and administrative .............      39,055       37,945       27,863
                                           ---------    ---------    ---------
       Operating Income ................      21,380       25,037       20,781

Interest expense .......................      (6,458)      (3,305)      (1,250)
Interest income ........................         172          305          198
Undistributed earnings of joint ventures        --            290          522
Other income (expense), net ............        (478)         775          257
                                           ---------    ---------    ---------
Income before Income Taxes .............      14,616       23,102       20,508

Provision for income taxes .............       5,718        9,166        7,371
                                           ---------    ---------    ---------
       Net Income ......................       8,898    $  13,936    $  13,137
                                           =========    =========    =========
Net income per share ...................   $    0.66    $    1.05    $    1.02
                                           =========    =========    =========
Average shares .........................      13,561       13,297       12,873
                                           =========    =========    =========
Net income per diluted share ...........   $    0.64    $    0.98    $    0.97
                                           =========    =========    =========
Average diluted shares .................      13,994       14,189       13,545
                                           =========    =========    =========

                 See Notes to Consolidated Financial Statements

                           TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (IN THOUSANDS)

                                                                                                     ACCUMULATED
                                                                 ADDITIONAL                             OTHER            TOTAL
                                                        COMMON    PAID-IN     TREASURY    RETAINED   COMPREHENSIVE    STOCKHOLDERS'
                                                        STOCK     CAPITAL       STOCK     EARNINGS      INCOME           EQUITY
                                                        ------   ----------   --------    --------   -------------    -------------
Balance at December 31, 1995 ........................   $  128   $   62,691               $ 26,556   $         (89)   $      89,286

Net Income for 1996 .................................                                       13,137                           13,137

Translation adjustment ..............................                                                          476              476
                                                                                                                      -------------
  Comprehensive Income ..............................                                                                        13,613

Exercise of common stock options ....................        1          815                                                     816

Tax benefit upon exercise of certain non-qualified
     and incentive stock options ....................                   307                                                     307

Common stock issued for acquisitions ................        2        3,998                                                   4,000
                                                        ------   ----------   --------    --------   -------------    -------------
Balance at December 31, 1996 ........................      131       67,811                 39,693             387          108,022

Net Income for 1997 .................................                                       13,936                           13,936

Translation adjustment ..............................                                                         (473)            (473)
                                                                                                                      -------------
  Comprehensive Income ..............................                                                                        13,463

Exercise of common stock options ....................        3        2,457                                                   2,460

Tax benefit upon exercise of certain non-qualified
     and incentive stock options ....................                 1,636                                                   1,636

Common stock issued for acquisitions ................        1        3,998                                                   3,999
                                                        ------   ----------   --------    --------   -------------    -------------
Balance at December 31, 1997 ........................      135       75,902                 53,629             (86)         129,580


Net Income for 1998 .................................                                        8,898                            8,898

Translation adjustment ..............................                                                          (10)             (10)
                                                                                                                      -------------
  Comprehensive Income ..............................                                                                         8,888

Exercise of common stock options ....................        1        1,408                                                   1,409

Purchase of Treasury Stock ..........................                           (1,168)                                      (1,168)

Tax benefit upon exercise of certain non-qualified
      and incentive stock options ...................                   613                                                     613
                                                        ------   ----------   --------    --------   -------------    -------------
Balance at December 31, 1998 ........................   $  136   $   77,923   $ (1,168)   $ 62,527   $         (96)   $     139,322
                                                        ======   ==========   ========    ========   =============    =============

                       See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       YEAR ENDED DECEMBER 31,
                                                                   --------------------------------
                                                                     1998        1997        1996
                                                                   --------    --------    --------
Operating Activities:
   Net income ..................................................   $  8,898    $ 13,936    $ 13,137
   Adjustments to reconcile net income to net cash provided:
     Depreciation and amortization .............................     16,223      11,575       8,343
     Undistributed earnings of joint ventures ..................       --          (290)       (524)
     Provision for deferred income taxes .......................      2,472       3,236       1,024
     Provision for doubtful accounts ...........................        200         253         453
     Gain on sale of property, plant and equipment .............        (38)       (280)          2
     Non-recurring charge ......................................       --         3,000        --
     Changes in operating assets and liabilities, net of effects from acquisition of subsidiaries:
        Trade accounts receivable ..............................        526     (10,750)     (8,869)
        Costs and estimated earnings in excess of billings
          on incomplete contracts ..............................     (1,620)     (2,611)         33
        Inventories ............................................    (19,464)    (15,155)     (6,491)
        Prepaid expenses and other current assets ..............        953      (3,500)       (364)
        Trade accounts payable and accrued expenses ............      1,569       8,003         588
        Billings in excess of costs and estimated earnings
          on incomplete contracts ..............................        712        (323)        523
        Other ..................................................        176      (1,824)        231
                                                                   --------    --------    --------
        Net cash provided by operating activities ..............     10,607       5,270       8,086
                                                                   --------    --------    --------
Investing Activities:
   Purchases of property, plant and equipment ..................    (43,239)    (47,360)    (12,113)
   Investment in joint venture .................................       --          --        (1,075)
   Purchase 50% of net assets of RETEC/TETRA,
     net of cash acquired of $718 ..............................       --        (8,107)       --
   Business combinations, net of cash acquired .................     (2,135)       --       (18,087)
   Proceeds from sale of property, plant and equipment .........      3,617         662         218
   Decrease (Increase) in other assets .........................       (607)         15        (756)
                                                                   --------    --------    --------
      Net cash used by investing activities ....................   $(42,364)   $(54,790)   $(31,813)
                                                                   --------    --------    --------

                        See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1998        1997        1996
                                                                --------    --------    --------
Financing Activities:
   Proceeds from long-term debt .............................   $ 41,974    $ 55,495    $ 23,400
   Proceeds from exercised stock options ....................      1,409       2,460         816
   Repurchase of common stock ...............................     (1,168)       --          --
   Net repayment and borrowings under short-term credit lines       --        (2,202)        (60)
   Principal payments on long-term debt and
     capital lease obligations ..............................    (10,494)     (6,223)     (5,110)
                                                                --------    --------    --------
     Net cash used by financing activities ..................     31,721      49,530      19,046
                                                                --------    --------    --------
   Increase (Decrease) in cash ..............................        (36)         10      (4,681)
Cash and cash equivalents at beginning of period ............      2,839       2,829       7,510
                                                                --------    --------    --------
Cash and cash equivalents at end of period ..................   $  2,803    $  2,839    $  2,829
                                                                ========    ========    ========

Supplemental Cash Flow Information:
    Capital lease obligations incurred ......................   $    975    $  1,894    $    983
    Capital lease obligations terminated ....................   $  1,109    $    798    $    498
    Interest paid ...........................................   $  7,286    $  3,366    $  1,426
    Taxes paid ..............................................   $  2,727    $  2,783    $  5,633

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998


NOTE A  -- ORGANIZATION AND OPERATIONS OF THE COMPANY

       TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries.

       The Company's Specialty Chemicals Division manufactures and markets specialty chemicals to the agriculture, mining, water treatment, industrial, cement, food processing, ice melt and energy markets. The division uses proprietary technology to take low-cost feedstocks and convert them into high quality commercial products. The division also employs proprietary technologies to provide engineered systems and services that treat industrial and municipal wastewater to ensure compliance with environmental effluent requirements. They also provide services to the process industries to reduce or eliminate refinery and petrochemical waste. The division also participates in the consumer products market, offering an array of desiccant products under the trademark DampRid(R).

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


NOTE B  -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

       Inventories are stated at the lower of cost or market and consist primarily of finished goods. Cost is determined using the weighted average method.

FINANCIAL INSTRUMENTS

       The fair value of the Company's financial instruments, which includes cash, accounts receivable, short-term borrowings and long-term debt, approximate their carrying amounts. Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's policy is to evaluate, prior to shipment, each customer's financial condition and determine the amount of open credit to be extended. The Company generally requires appropriate, additional collateral as security for credit amounts in excess of approved limits. The trade receivables include activity with oil and gas companies, municipalities and other industrial companies.

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

            Building                        25 years
            Machinery and equipment         3 and 5 and 10 years
            Automobiles and trucks          4 years
            Chemical plants                 15 years

       For income tax purposes, the Company provides for depreciation using accelerated methods. Interest capitalized for the years ended December 31, 1998, 1997 and 1996 was $1,346,000, $505,600 and $176,000, respectively.

PATENTS AND LICENSES

       Patents and licenses are stated on the basis of cost and are amortized over the estimated useful lives, generally ranging from 14 to 20 years.

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

STOCK COMPENSATION

       The Company accounts for stock-based compensation using the intrinsic value method. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Note K to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share for 1998, 1997 and 1996 if the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date.

INCOME PER COMMON SHARE

       Basic earnings per share excludes any dilutive effects of options. Diluted earnings per share includes the dilutive effect of stock options, which is computed using the treasury stock method during the periods such options were outstanding. A reconciliation of the common shares used in the computations of income per common and common equivalent shares is presented in Note L to the Consolidated Financial Statements.

FOREIGN CURRENCY TRANSLATION

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

RELATED PARTY TRANSACTIONS

       The Company recorded sales and services rendered to unconsolidated joint ventures of $391,000 in 1997 and $1,201,000 in 1996. No such sales or services were rendered in 1998.

REVENUE RECOGNITION

       Revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered with appropriate provisions for uncollectible accounts.

DERIVATIVE FINANCIAL INSTRUMENTS

       The Company manages its exposure to variable interest rate financing arrangements by entering into interest rate contracts, which provide for the Company to pay a fixed rate of interest and receive a variable rate of interest over the term of the contracts. The differential to be paid or received as a result of the changes in the prevailing interest rates are accrued and recognized as an adjustment of interest expense related to the debt. The net amount receivable or payable under the interest rate contracts are included in other assets or liabilities. Gains or losses on termination of interest rate swap agreements are deferred as an adjustment to the carrying amount of the debt and would be amortized to interest expense over the remaining term of the original contract.

NEW ACCOUNTING PRONOUNCEMENTS

       In April 1998, the AICPA issued SOP98-5, REPORTING THE COSTS OF START-UP ACTIVITIES. The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs to be expensed as incurred. The unamortized balance of start-up costs will be written off as a cumulative effect of an accounting change as of January 1, 1999. The Company estimates this amount to be approximately $9.5 million.

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


NOTE C  -- ACQUISITIONS

       All acquisitions by the Company have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a preliminary determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and amortized over periods which do not exceed forty years. Pro forma information for these acquisitions has not been presented as such amounts are not material.

       During the third quarter of 1998, the Company acquired from Cargill, Inc. the assets of its calcium chloride facility located near Amboy, California. The business, which utilizes solar evaporation and other techniques to produce three grades of calcium chloride from underground brine reserves, will be integrated into the Specialty Chemicals Division. The Company paid approximately $2.1 million cash for the assets of the facility. The excess purchase price over the fair market value of the assets acquired was approximately $2.0 million.

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


NOTE D  -- ACCOUNTING FOR PROCESS TECHNOLOGY CONTRACTS

       The following summarizes percentage of completion of Process Technology contracts in progress at December 31, 1998 and 1997.

                                                             DECEMBER 31,
                                                       ------------------------
                                                            (IN THOUSANDS)
                                                        1998            1997
                                                       --------        --------
Costs and estimated earnings incurred
  on contracts in progress .....................       $ 21,012        $ 11,329

Less applicable billings .......................        (16,327)         (7,552)
                                                       --------        --------
                                                       $  4,685        $  3,777
                                                       ========        ========

       These amounts are included in the accompanying consolidated balance sheets as follows:

                                                                DECEMBER 31,
                                                          ---------------------
                                                              (IN THOUSANDS)
                                                           1998          1997
                                                          -------       -------
       Costs and estimated earnings in excess of
         billings on incomplete contracts ..........      $ 5,641       $ 4,021

       Billings in excess of costs and estimated
         earnings on incomplete contracts ..........         (956)         (244)
                                                          -------       -------
                                                          $ 4,685       $ 3,777
                                                          =======       =======

       Receivables under contractual retainage provisions aggregated approximately $796,120 and $333,000 and at December 31, 1998 and 1997, respectively. Substantially all retainage receivables are expected to be collected within one year.


NOTE E  --  LONG-TERM DEBT AND OTHER BORROWINGS

       Long-term debt consists of the following:
                                                               DECEMBER 31,
                                                           --------------------
                                                              (IN THOUSANDS)
                                                             1998        1997
                                                           --------    --------
General purpose unsecured, revolving line-of-credit
  for $120 million with interest at LIBOR
  plus .75 - 1.75%.  Borrowings as of 12/31/98
  accrued interest at LIBOR plus 1.75% ................    $109,000    $ 77,000

Installment note with a 10.48% interest rate,
   payable $62,626 monthly and due in May 1998
   The note is secured and fully serviced by a
   tolling fee of $62,626 payable to the Company
   monthly ............................................        --           245

Other .................................................        --           140
                                                           --------    --------
                                                            109,000      77,385
Less current portion ..................................        --          (385)
                                                           --------    --------
   Total long-term debt ...............................    $109,000    $ 77,000
                                                           ========    ========


       Scheduled maturities for the next five years and thereafter as of December 31, 1998 are as follows (in thousands):

               2000 .................................                   $  9,000
               2001 .................................                     20,000
               2002 .................................                     80,000
                                                                        --------
                                                                        $109,000
                                                                        ========

       As of December 31, 1998, the Company has $2.3 million in letters of credit and $109.0 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $8.7 million. Effective March 31, 2000 the maximum borrowing amount of this line will decrease $5 million per quarter until its maturity date of March 10, 2002. TETRA's credit facility, which is unsecured, is subject to common financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases as the financial ratios increase. The Company is not required to maintain compensating balances. The covenants also included certain restrictions on the Company for the sale of assets. The Company has obtained an amendment to the covenants authorizing the sale of its corporate headquarters building subsequent to year end.

       In September 1997, the Company entered into two interest rate swap agreements, each with a nominal amount of $20,000,000, which are effective January 2, 1998 and expire on January 2, 2003. The interest rate swap agreements provide for the Company to pay interest at a fixed rate of approximately 6.4% (annual rate) every three months, beginning April 2, 1998 and requires the issuer to pay the Company on a floating rate based on LIBOR. The swap transactions can be canceled by the Company through payment of a cancellation fee, which is based upon prevailing market conditions and remaining life of the agreement. The estimated fair value of the swap transactions at December 31, 1998 was lower than the carrying value by $2.0 million.

NOTE F  -- LEASES

       The Company leases automobiles and trucks, transportation equipment, office space, and machinery and equipment. The automobile and truck leases, which are for three and five years and expire at various dates through 2003, are classified as capital leases. The machinery and equipment leases, which vary from three to five year terms and expire at various dates through 2001, are also classified as capital leases. The office leases, which vary from one to five year terms expiring at various dates through 2001 and are renewable for three and five year periods at similar terms, are classified as operating leases. Transportation equipment leases expire at various dates through 2002 and are classified as operating leases. The automobile and truck leases, office leases, and machinery and equipment leases require the Company to pay all maintenance and insurance costs.

       Property, plant, and equipment includes the following amounts for leases that have been capitalized:

                                                             DECEMBER 31,
                                                       ------------------------
                                                            (IN THOUSANDS)
                                                         1998             1997
                                                       -------          -------
       Automobiles and trucks ................         $ 3,658          $ 3,003
       Less accumulated amortization .........          (1,424)            (954)
                                                       -------          -------
                                                         2,234            2,049
                                                       =======          =======

       Machinery and equipment ...............             260            1,361
       Less accumulated amortization .........            (133)          (1,014)
                                                       -------          -------
                                                       $   127          $   347
                                                       =======          =======

       Amortization of these assets is computed using the straight-line method over the terms of the leases and is included in depreciation and amortization expense.

       Future minimum lease payments by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following at December 31, 1998:

                                                           CAPITAL     OPERATING
                                                            LEASES       LEASES
                                                            -------    ---------
                                                               (IN THOUSANDS)
1999 ....................................................   $ 1,163    $   3,600
2000 ....................................................       840        2,186
2001 ....................................................       424        1,497
2002 ....................................................       153          883
2003 ....................................................         1          397
                                                            -------    ---------
Total minimum lease payments ............................     2,581    $   8,563
                                                            =======    =========
Amount representing interest ............................      (267)
                                                            -------
Present value of net minimum lease payments .............     2,314
Less current portion ....................................    (1,007)
                                                            -------
     Total long-term portion ............................   $ 1,307
                                                            =======

       Rental expense for all operating leases was $4,335,000, $3,598,000 and $2,819,000 in 1998, 1997 and 1996, respectively.


NOTE G  -- INCOME TAXES

       The income tax provision for years ended December 31, 1998, 1997 and 1996 consisted of the following:

                                                  YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                       (IN THOUSANDS)
                                               1998          1997          1996
                                              ------        ------        ------
CURRENT
   Federal ...........................        $  920        $2,860        $3,281
   State .............................           100           402           459
   Foreign ...........................         2,226         2,668         2,607
                                              ------        ------        ------
                                               3,246         5,930         6,347
DEFERRED
   Federal ...........................         2,420         3,090           942
   State .............................            52           146            82
                                              ------        ------        ------
                                               2,472         3,236         1,024

   Total tax provision ...............        $5,718        $9,166        $7,371
                                              ======        ======        ======

       A reconciliation of the provision for income taxes computed by applying the federal statutory rate for the years ended December 31, 1998, 1997 and 1996 to income before income taxes and the reported income taxes is as follows:

                                                     1998       1997     1996
                                                    -------    ------   -------
                                                          (IN THOUSANDS)
Income tax provision computed at statutory
   federal income tax rates .....................   $ 4,970    $8,086   $ 6,972
State income taxes (net of federal benefit) .....        66       261       303
Permanent differences ...........................       391       359       181
Impact of International Operations ..............       320       386       227
Other ...........................................       (29)       74      (312)
                                                    -------    ------   -------
Total tax provision .............................   $ 5,718    $9,166   $ 7,371
                                                    =======    ======   =======

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1997 are as follows:

Deferred Tax Assets:                                       1998          1997
                                                         --------      --------
                                                             (IN THOUSANDS)
Tax inventory over book ............................     $  1,638      $  1,619
Allowance for doubtful accounts ....................          315           384
Accruals ...........................................        1,094         1,054
Net operating and capital loss carryforward ........          960         1,105
Tax credit carryforward ............................        1,594          --
All other, net .....................................          624           471
                                                         --------      --------
    Total deferred tax assets ......................        6,225         4,633
Valuation reserve ..................................         (227)         (227)
                                                         --------      --------
    Net deferred tax assets ........................     $  5,998      $  4,406
                                                         ========      ========



Deferred Tax Liabilities:                                  1998         1997
                                                         --------      --------
                                                              (IN THOUSANDS)

Tax over book depreciation .........................     $ 16,670      $ 13,352
Goodwill amortization ..............................        1,516         1,548
Accounts receivable mark-to-market .................          839         1,146
All other ..........................................          633           281
                                                         --------      --------
Total deferred tax liability .......................       19,658        16,327
                                                         --------      --------

Net deferred tax liability .........................     $ 13,660      $ 11,921
                                                         ========      ========

       The Company has net operating loss carryforward of $337,000 for U.S. federal income tax purposes which, if not utilized, will begin to expire in 2010. The Company has capital loss carryforwards of $623,000, which will begin to expire in 2002 if not utilized. The Company also has alternative minimum tax credit carryforwards of approximately $1.0 million which may be carried forward indefinitely. The Company has recorded a valuation allowance of $227,000 at December 31, 1998 and 1997 for deferred tax assets, which are not considered realizable.

NOTE H  --  ACCRUED LIABILITIES

       Accrued liabilities are detailed as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         ----------------------
                                                          1998           1997
                                                         -------        -------
                                                               (IN THOUSANDS)
Compensation and employee benefits .................     $ 3,297        $ 5,062
Taxes payable ......................................         870          3,481
Transportation and distribution costs ..............         867            670
Plant operating costs ..............................         481            340
Other accrued liabilities ..........................       5,821          4,561
                                                         -------        -------
                                                         $11,336        $14,114
                                                         =======        =======

NOTE I  --  COMMITMENTS AND CONTINGENCIES

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


NOTE K --  STOCK OPTION PLANS

       The Company has various stock option plans which provide for the granting of options for the purchase of the Company's common stock and other performance-based awards to officers, key employees, non employees and directors of the Company. Incentive stock options generally vest over a five year period and are exercisable for periods up to ten years. The TETRA Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan") was initially adopted in 1985 and subsequently amended to change the name and the number and type of options that could be granted.

       In 1997, the Company granted performance stock options under the 1990 Plan. These options have an exercise price of $25.00 per share and vest in full in no less than five years, subject to earlier vesting as follows: fifty percent of each such option vests immediately if the market value per share is equal to or greater than $37.50 for a period of at least 20 consecutive trading days; and the remaining fifty percent vests immediately if the market value per share is equal to or greater than $50.00 for a period of at least 20 consecutive trading days. These options are immediately exercisable upon vesting; provided, however, that no more than 100,000 shares of Common Stock may be exercised by any individual after vesting in any 90 day period, except in the event of death, incapacity or termination of employment of the holder or the occurrence of a Corporation Change. Such options must be exercised within three years of vesting or they expire. At December 31, 1998, 950,000 shares of common stock have been reserved from grants, of which 350,000 were available for future grants.

       In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the "Director's Plan"). The purpose of the Directors' Plan is to enable the Company to attract and retain qualified individuals who are not employees of the Company to serve as directors. In 1996, the Directors' Plan was amended to increase the number of shares issuable under automatic grants thereunder. In 1998, the Company adopted the TETRA Technologies, Inc. 1998 Director Stock Option Plan (the 1998 Directors' Plan"). The purpose of the 1998 Directors' Plan is to enable the Company to attract and retain qualified individuals to serve as directors of the Company and to align their interests more closely with the Company's interests. The 1998 Directors' Plan is funded with treasury stock of the Company.

       The Company also has a plan designed to award incentive stock options to non-executive employees and consultants who are key to the performance of the Company. At December 31, 1998, 500,000 shares of common stock have been reserved for grants, of which 466,980 were available for future grants.

       Effective December 11, 1998, the Company's Board of Directors approved a stock option exchange program whereby all outstanding 1996 options, other than directors options, could be exchanged for 70% of as many shares, and all 1997 and 1998 options and all directors options could be exchanged for 50% of as many shares. The exercise price of the new options received was $10.188 per share. The new options issued are vested to the same extent as the old options, on a prorata basis, and the vesting period will continue unchanged. The term of the new options is ten years from December 11, 1998. The exchange program was offered to substantially all employee option holders and directors who received grants in 1996, 1997 and 1998, other than the performance-based options made to executive officers. This program reduced the number of options outstanding by approximately 516,000.

       The following is a summary of stock option activity for the years ended December 31, 1996, 1997 and 1998:

                                                  SHARES        WEIGHTED AVERAGE
                                                UNDER OPTION      OPTION PRICE
                                                  (000'S)          PER SHARE
                                                ------------    ----------------
       Outstanding at December 31, 1995 ......         1,096    $           8.75

          Options granted ....................         1,152               16.90
          Options canceled ...................           (27)              14.11
          Options exercised ..................          (100)               8.96
                                                ------------    ----------------
       Outstanding at December 31, 1996 ......         2,121               12.97

          Options granted ....................           732               24.36
          Options canceled ...................           (26)              14.25
          Options exercised ..................          (272)               9.42
                                                ------------    ----------------
       Outstanding at December 31, 1997 ......         2,555               16.60

                                                   SHARES       WEIGHTED AVERAGE
                                                UNDER OPTION      OPTION PRICE
                                                  (000'S)          PER SHARE
                                                ------------    ----------------
          Options granted ...................          1,415               14.76
          Options canceled ..................         (1,459)              19.13
          Options exercised .................           (134)              10.71
                                                ------------    ----------------
       Outstanding at December 31, 1998 .....          2,377    $          14.28
                                                ============    ================


(In thousands, except per share amounts)
                                                          1998    1997     1996
                                                         ------  ------   ------
1990 TETRA TECHNOLOGIES, INC. EMPLOYEE PLAN (AS AMENDED)
       Maximum number of shares authorized for issuance   3,950   3,950    3,000
       Shares reserved for future grants ...............    824     867      304
       Shares exercisable at year end ..................    848     803    1,001
       Weighted average exercise price of shares
          exercisable at year end ...................... $ 9.69  $11.05   $12.92

DIRECTOR STOCK OPTION PLANS
       Maximum number of shares authorized for issuance     175     100       50
       Shares reserved for future grants ...............    101      26       50
       Shares exercisable at year end ..................     47      68       43
       Weighted average exercise price of shares
          exercisable at year end ...................... $ 9.93  $16.72   $12.62

ALL OTHER PLANS
       Maximum number of shares authorized for issuance     785     785      785
       Shares reserved for future grants ...............    467     465      469
       Shares exercisable at year end ..................    209     198       94
       Weighted average exercise price of shares
          exercisable at year end ...................... $10.27  $16.92   $16.88


       The exercise prices of the options outstanding at December 31, 1998 range from $5.88 to $23.00 per share. The maximum number of shares of common stock which may be issued pursuant to options granted under the Director's Plans is 175,000. The weighted average remaining contractual life of all outstanding options is 7.3 years.

       Assuming that TETRA had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the options vesting period, net income and earnings per share would have been as follows (in thousands except per share amounts):

                                                   YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                       (IN THOUSANDS)
                                                1998        1997         1996
                                              ---------   ---------   ----------
Net Income - as reported ..................   $   8,898   $  13,936   $   13,137
                                              =========   =========   ==========
Net Income - pro forma ....................       7,369      12,272       12,315
                                              =========   =========   ==========

Net Income per share - as reported ........   $    0.66   $    1.05   $     1.02
                                              =========   =========   ==========
Net Income per share - pro forma ..........   $    0.54   $    0.92   $     0.96
                                              =========   =========   ==========

Net Income per diluted share - as reported    $    0.64   $    0.98   $     0.97
                                              =========   =========   ==========
Net Income per diluted share - pro forma ..   $    0.53   $    0.86   $     0.91
                                              =========   =========   ==========

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; expected stock price volatility 39.9%, expected life of options 5.0 to 6.0 years, risk-free interest rate 6.00% and no expected dividend yield. The weighted average fair value of options granted during 1998, 1997 and 1996 was $6.62, $12.95 and $7.95 per share, respectively. The pro forma effect on net income for 1998 is not representative of the pro forma effect on net income in future years because of the potential of accelerated vesting of certain options and it does not take into consideration pro forma compensation expense related to grants made prior to 1995.


NOTE L  --  INCOME PER SHARE

       The following is a reconciliation of the common shares outstanding with the number of shares used in the computations of income per common and common equivalent share:

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                             (IN THOUSANDS)
                                                         1998     1997     1996
                                                        ------   ------   ------
Number of weighted average common shares outstanding    13,561   13,297   12,873
Assumed exercise of stock options ...................      433      892      672
                                                        ------   ------   ------
Average diluted shares outstanding ..................   13,994   14,189   13,545
                                                        ======   ======   ======

NOTE M  -- INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

       The Company manages its business in two segments: Oil & Gas Services and Specialty Chemicals. The Oil & Gas Services segment provides a broad range of products and services to its customers in the energy industry. The Specialty Chemicals segment manufactures and markets a variety of commercial products which are produced from low cost feedstocks. The Specialty Chemicals segment also employs proprietary technologies to provide engineered systems to reduce or eliminate refinery and petrochemical waste.

       The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the two operating units. Other includes corporate expenses and elimination of intersegment revenues.

       Summarized financial information concerning the business segments follows:

(IN THOUSANDS)

                                                                                 OIL & GAS    SPECIALTY
                                                                                 SERVICES     CHEMICALS
                                                                                 DIVISION     DIVISION      OTHER       CONSOLIDATED
                                                                                 ---------    ---------    --------     ------------
1998 SEGMENT DETAIL Revenues from external customers:
    Products ................................................................    $  85,542    $  61,858    $   --       $    147,400
    Services and Rentals ....................................................       62,866       28,202        --             91,068
Intersegmented revenues .....................................................          616       16,635     (17,251)            --
                                                                                 ---------    ---------    --------     ------------
    Total revenues ..........................................................      149,024      106,695     (17,251)         238,468
                                                                                 =========    =========    ========     ============

Depreciation and amortization ...............................................        7,404        7,458       1,361           16,223
Interest Expense ............................................................           11          213       6,234            6,458
Income before Taxes .........................................................       19,397        8,234     (13,015)          14,616

Total Assets ................................................................      141,334      162,647       7,027          311,008

Capital Expenditures ........................................................       21,086       22,978       1,310           45,374
(IN THOUSANDS)
                                                                                 OIL & GAS    SPECIALTY
                                                                                 SERVICES     CHEMICALS
                                                                                 DIVISION     DIVISION      OTHER       CONSOLIDATED
                                                                                 ---------    ---------    --------     ------------
1997 SEGMENT DETAIL Revenues from external customers:
    Products ................................................................    $  92,704    $  55,223    $   --       $    147,927
    Services and Rentals ....................................................       55,094       16,392        --             71,486
Intersegmented revenues .....................................................         --         15,356     (15,356)            --
                                                                                 ---------    ---------    --------     ------------
    Total revenues ..........................................................      147,798       86,971     (15,356)         219,413
                                                                                 =========    =========    ========     ============
Depreciation and amortization ...............................................        5,072        5,733         770           11,575
Interest Expense ............................................................           60        1,046       2,199            3,305
Income before Taxes .........................................................       30,098        3,322     (10,318)          23,102

Total Assets ................................................................      123,371      133,056       7,365          263,792

Capital Expenditures ........................................................       36,227       18,169       1,071           55,467

                                                                                 OIL & GAS    SPECIALTY
                                                                                 SERVICES     CHEMICALS
                                                                                 DIVISION     DIVISION      OTHER       CONSOLIDATED
                                                                                 ---------    ---------    --------     ------------
1996 SEGMENT DETAIL Revenues from external customers:
    Products ................................................................    $  76,797    $  49,135    $   --       $    125,932
    Services and Rentals ....................................................       25,629        9,229        --             34,858
Intersegmented revenues .....................................................         --         13,843     (13,843)            --
                                                                                 ---------    ---------    --------     ------------
    Total revenues ..........................................................      102,426       72,207     (13,843)         160,790
                                                                                 =========    =========    ========     ============
Depreciation and amortization ...............................................        2,592        4,490       1,261            8,343
Interest Expense ............................................................           15          600         635            1,250
Income before Taxes .........................................................       19,797        8,296      (7,585)          20,508

Total Assets ................................................................       68,433      105,721       4,352          178,506

Capital Expenditures ........................................................        9,472       21,303         500           31,275

Investments in Joint Ventures ...............................................         --      $   5,928        --       $      5,928

       Summarized financial information concerning the geographic areas in which the Company operated at December 31, 1998, 1997 and 1996 are presented below:

                                               1998         1997         1996
                                            ---------    ---------    ---------
Revenues from external customers:
    U.S .................................   $ 189,853    $ 176,125    $ 126,775
    Europe and Africa ...................      24,112       21,409       21,024
    Other ...............................      24,503       21,879       12,991
                                            ---------    ---------    ---------
           Total ........................   $ 238,468    $ 219,413    $ 160,790

Transfer between geographic areas:
    U.S .................................   $   1,252    $   5,301    $     589
    Europe and Africa ...................        --            972          320
    Other ...............................        --           --          1,151
    Eliminations ........................      (1,252)      (6,273)      (2,060)
                                            ---------    ---------    ---------
Total Revenues ..........................   $ 238,468    $ 219,413    $ 160,790
                                            =========    =========    =========

Identifiable Assets:
    U.S .................................   $ 264,811    $ 221,113    $ 149,842
    Europe and Africa ...................      22,797       24,941       20,040
    Other ...............................      42,875       36,709       19,906
    Eliminations ........................     (19,475)     (18,971)     (11,282)
                                            ---------    ---------    ---------
Total ...................................   $ 311,008    $ 263,792    $ 178,506
                                            =========    =========    =========


       In 1998, no customers accounted for more than 10% of consolidated revenues. In 1997, one customer accounted for more than 10% of consolidated revenues with revenues of $22 million. Revenues from two customers in 1996 of $20.7 million and $15.9 million accounted for 10% of the consolidated revenues.

NOTE N  -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

       Summarized quarterly financial data for 1998 and 1997 are as follows (in thousands, except per share data):

                                                         THREE MONTHS ENDED 1998
                                        ---------------------------------------------------------
                                        MARCH 31     JUNE 30       SEPTEMBER 30      DECEMBER 31
                                        -------      --------      ------------      ------------
Total Revenue ....................      $67,336      $ 63,787      $     52,314      $     55,031

Gross Profit .....................       18,246        16,917            12,719            12,553

Net Income .......................        3,937         3,714               391               856

Net earnings per share ...........      $  0.29      $   0.27      $       0.03      $       0.06

Net earnings per diluted share....      $  0.28      $   0.26      $       0.03      $       0.06
                                                         THREE MONTHS ENDED 1997
                                        ---------------------------------------------------------
                                        MARCH 31     JUNE 30       SEPTEMBER 30      DECEMBER 31
                                        -------      --------      ------------      ------------
Total Revenue ....................      $46,866      $ 52,398      $     60,443      $     59,706

Gross Profit .....................       13,796        15,232            15,113            18,841

Net Income .......................        3,616         3,663             1,710             4,947

Net earnings per share ...........      $  0.28      $   0.28      $       0.13      $       0.37

Net earnings per diluted share....      $  0.26      $   0.26      $       0.12(1)   $       0.35

---------

(1) Includes a $3.0 million non-recurring charge associated with regulatory-driven costs incurred at the Company's American Microtrace Corporation subsidiary.


NOTE O - SHAREHOLDERS RIGHTS PLAN

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

       Terms of the Rights Plan provide for a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock to holders of record at the close of business on November 6, 1998. The Rights Plan would be triggered if an acquiring party accumulates or initiates a tender offer to purchase 20% or more of the Company's Common Stock and would entitle holders of the Rights to purchase either the Company's stock or shares in an acquiring entity at half of market value. Each Right entitles the holder thereof to purchase 1/100 of a share of Series One Junior Participating Preferred Stock for $50.00 per share, subject to adjustment. The Company would generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following the time the Rights become exercisable. The Rights will expire on November 6, 2008.

       For a more detailed description of the Rights Plan, refer to the Company's Form 8-A filed with the Securities and Exchange Commission on October 28, 1998.

NOTE P -- SUBSEQUENT EVENTS

       In January 1999, the Company acquired WyZinCo and certain assets of CoZinCo, Inc. for approximately $11.7 million in cash and notes. The acquisition, which was accounted for under the purchase method of accounting, was funded primarily through the Company's credit facility. The excess of purchase price over the fair value of assets acquired was approximately $8.3 million. The acquisition will significantly expand the Company's presence in the micronutrients market. As a result of this acquisition, the Company has abandoned certain redundant assets in the zinc sulfate business and record a related asset impairment charge in the first quarter of 1999. These assets have a carrying value of approximately $0.8 million..

       In March 1999, the Company sold its corporate headquarters building for approximately $9.7 million. The purchase price exceeds the carrying value of the building by approximately $7.0 million. The Company subsequently signed a ten-year lease agreement for space within the building.

       In March 1999, the Company was verbally notified of the early termination of a significant liquid calcium chloride contract. Under the terms of the contract, the Company will be required to terminate its operations at that location and vacate the facility within two years from the date of written notification. The Company is also required to remove all of its equipment and fixtures, at its own cost. As a result of the early termination of the contract, the Company will record an impairment of these specific assets. The impact of the impairment has not yet been determined, but the assets associated with this project total approximately $2.0 million.

       During the first quarter of 1999, the Company also committed to certain actions which will result in the impairment of certain assets in the Company's Specialty Chemicals group. Specifically, as a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needs the previously existing dry plant and will begin to dismantle the plant. The carrying value of these assets is approximately $1.5 million. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.5 million, were taken out of service in the first quarter and dismantled. The Company anticipates incurring additional costs in the first quarter associated with demobilizing both facilities.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                ADDITIONS
                                                                         ------------------------
                                                            CHARGED
                                                            BALANCE AT     CHARGED       TO OTHER                        BALANCE AT
                                                            BEGINNING     TO COSTS       ACCOUNTS-        DEDUCTIONS        END
                                                            OF PERIOD    AND EXPENSES    DESCRIBE         DESCRIBE       OF PERIOD
                                                            ----------   ------------   ----------       ----------      ----------
Year Ended December 31, 1996:

  Allowance for doubtful accounts .......................        1,568            453         --               (755)(1)       1,266
                                                            ==========   ============   ==========       ==========      ==========
Year Ended December 31, 1997:

  Allowance for doubtful accounts .......................        1,266            253           74 (3)         (570)(1)       1,023
                                                            ==========   ============   ==========       ==========      ==========
  Inventory reserves ....................................   $      303   $        697   $     (297)(2)         --        $      703
                                                            ==========   ============   ==========       ==========      ==========
Year Ended December 31, 1998
   Allowance for doubtful accounts ......................        1,023            200         --               (370)(1)         853
                                                            ==========   ============   ==========       ==========      ==========
   Inventory Reserves ...................................   $      703   $        255   $     (745)(2)   $     --        $      213
                                                            ==========   ============   ==========       ==========      ==========

(1) Uncollectible accounts written off, net of recoveries.
(2) Write off against inventory
(3) Acquisitions