Form 10-K405/A
period 1998-12-31
TETRA TECHNOLOGIES INC
filed 1999-04-06
CIK 844965

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A

(Mark One)
     |X| Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

                  For the fiscal year ended December 31, 1998
                                      or
    |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from ___________ to _______________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No  [ ]

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

(a)  List of documents filed as part of this Report

     1.   Financial Statements of the Company
                                                                          PAGE

          Report of Independent Auditors                                   F-1

          Consolidated Balance Sheets at December 31, 1998, 1997 and 1996  F-2

          Consolidated Statements of Operations for the years              F-4
               ended December 31, 1998, 1997, and 1996

          Consolidated Statements of Stockholders' Equity for the
               years ended December 31, 1998, 1997, and 1996               F-5

          Consolidated Statements of Cash Flows for the years
               ended December 31, 1998, 1997, and 1996                     F-6

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

          10.7      Sales Agreement with Albemarle Corporation. Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange
                    Commission.
          21        Subsidiaries of the Company.
          23        Consent of Ernst & Young, LLP


(b) Reports on Form 8-K: A current report on Form 8-K was filed on October 28, 1998 in connection with the Company's adoption of a Rights Agreement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.



Date: April 1, 1999                     BY:/s/ ALLEN T.  MCINNES
                                        NAME:  ALLEN T.  MCINNES
                                        TITLE: PRESIDENT AND CEO