Form 10-Q
period 1999-03-31
TETRA TECHNOLOGIES INC
filed 1999-05-17
CIK 844965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1999

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

                              Yes [X].   No [ ].

      As of April 30, 1999 there were 13,520,968 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

ITEM 1. Financial Statements


                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   THREE MONTHS ENDED MARCH 31,
                                                    -------------------------
($ THOUSANDS, EXCEPT PER SHARE AMOUNTS)               1999            1998
                                                    ----------      ---------
REVENUES:
    PRODUCT SALES                                     $37,865        $42,999
    SERVICES                                           20,132         24,337
                                                    ----------      ---------
        TOTAL REVENUES                                 57,997         67,336

COST OF REVENUES:
    COST OF PRODUCT SALES                              30,451         32,037
    COST OF SERVICES                                   13,402         17,053
                                                    ----------      ---------
        TOTAL COST OF REVENUES                         43,853         49,090
                                                    ----------      ---------
        GROSS PROFIT                                   14,144         18,246

GENERAL AND ADMINISTRATIVE EXPENSE                     10,521         10,291
SPECIAL CHARGE                                          4,745          -
                                                    ----------      ---------
          OPERATING  INCOME                            (1,122)         7,955

GAIN ON SALE OF ADMINISTRATION BUILDING                 6,731          -
INTEREST EXPENSE, NET                                   2,213          1,222
OTHER INCOME (EXPENSE)                                    107           (177)
                                                    ----------      ---------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING  CHANGE              3,503          6,556

PROVISION FOR INCOME TAXES                              1,400          2,620
                                                    ----------      ---------
 INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                   2,103          3,936

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE
      (NET OF INCOME TAX EFFECT)                       (5,782)         -
                                                    ----------      ---------
            NET INCOME (LOSS)                         ($3,679)        $3,936
                                                    ==========      =========
NET INCOME PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACOUNTING CHANGE                           $0.16          $0.29

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                ($0.43)         -
                                                    ----------      ---------
NET INCOME PER SHARE                                   ($0.27)         $0.29
                                                    ==========      =========
AVERAGE SHARES                                         13,521         13,571
                                                    ==========      =========

NET INCOME PER DILUTED SHARE  BEFORE
   CUMULATIVE EFFECT ACCOUNTING CHANGE                  $0.16          $0.28

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE                ($0.43)         -
                                                    ----------      ---------
NET INCOME PER DILUTED SHARE                           ($0.27)         $0.28
                                                    ==========      =========
AVERAGE DILUTED SHARES                                 13,555         14,260
                                                    ==========      =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              MARCH 31,    DECEMBER 31,
($ THOUSANDS)                                                   1999         1998
                                                              ---------    ---------
                                                              (Unaudited)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                 $ 2,081      $ 2,803
     TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
       ACCOUNTS OF $700 IN 1999 AND $853 IN 1998                57,942       56,167
     COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
        ON INCOMPLETE CONTRACTS                                  6,498        5,641
     INVENTORIES                                                58,632       58,478
     DEFERRED TAX ASSETS                                         4,063        4,099
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                   4,233        3,731
                                                              ---------    ---------
          TOTAL CURRENT ASSETS                                 133,449      130,919

PROPERTY, PLANT AND EQUIPMENT:
     LAND AND BUILDING                                          12,213       16,761
     MACHINERY AND EQUIPMENT                                   109,161      109,116
     AUTOMOBILES AND TRUCKS                                      9,044        8,485
     CHEMICAL PLANTS                                            40,753       48,040
     CONSTRUCTION IN PROGRESS                                   17,088       23,201
                                                              ---------    ---------
                                                               188,259      205,603
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION            (54,623)     (60,007)
                                                              ---------    ---------
          NET PROPERTY, PLANT, AND EQUIPMENT                   133,636      145,596

OTHER ASSETS:                                                                     `
     COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
        AMORTIZATION OF $2,725 IN 1999 AND $2,510 IN 1998       34,396       26,190
     OTHER, NET OF ACCUMULATED AMORTIZATION OF $3,532 IN 1999
        AND $3,680 IN 1998                                       6,471        8,303
                                                              ---------    ---------
          TOTAL OTHER ASSETS                                    40,867       34,493
                                                              ---------    ---------
                                                              $307,952     $311,008
                                                              =========    =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                             MARCH 31,    DECEMBER 31,
($ THOUSANDS)                                                   1998         1998
                                                              ---------    ---------
                                                              (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                   $ 29,195     $ 29,322
     ACCRUED EXPENSES                                           15,447       11,335
     BILLINGS IN EXCESS OF COSTS AND ESTIMATED
       EARNINGS ON INCOMPLETE CONTRACTS                            425          956
     CURRENT PORTIONS OF ALL LONG-TERM DEBT AND CAPITAL
       LEASE OBLIGATIONS                                         1,127        1,007
                                                              ---------    ---------
          TOTAL CURRENT LIABILITIES                             46,194       42,620


LONG-TERM DEBT, LESS CURRENT PORTION                           108,230      109,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                  1,427        1,307
DEFERRED INCOME TAXES                                           14,873       17,759
OTHER LIABILITIES                                                1,670        1,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     COMMON STOCK, PAR VALUE $.01 PER SHARE
       40,000,000 SHARES AUTHORIZED, WITH 13,520,968 SHARES
       ISSUED AND OUTSTANDING IN 1999 AND 13,514,340 SHARES
       ISSUED AND OUTSTANDING IN 1998                              136          136

     ADDITIONAL PAID-IN CAPITAL                                 77,923       77,923
     TREASURY STOCK, AT COST, 94,000 SHARES IN 1999
       AND IN 1998                                              (1,107)      (1,168)
     ACCUMULATED OTHER COMPREHENSIVE INCOME                       (242)         (96)
     RETAINED EARNINGS                                          58,848       62,527
                                                              ---------    ---------
          TOTAL STOCKHOLDERS' EQUITY                           135,558      139,322
                                                              ---------    ---------
                                                              $307,952     $311,008
                                                              =========    =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                           ---------------------
($ THOUSANDS)                                                1999         1998
                                                           --------    ---------
OPERATING ACTIVITIES:
  NET INCOME                                              $ (3,679)     $ 3,937
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                          4,175        3,916
      PROVISION FOR DEFERRED INCOME TAXES                     (318)          81
      PROVISION FOR DOUBTFUL ACCOUNTS                          153           93
      GAIN ON SALE OF PROPERTY, PLANT AND EQUIPMENT            (20)         (18)
      SPECIAL CHARGES                                        4,745            -
      GAIN ON THE SALE OF THE ADMINISTRATION BUILDING       (6,731)           -
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX     5,782            -
      CHANGES IN OPERATING ASSETS AND LIABILITIES,
        NET OF ASSETS ACQUIRED:
        TRADE ACCOUNTS RECEIVABLE                             (346)         560
        COSTS AND ESTIMATED EARNINGS IN EXCESS
            OF BILLINGS ON INCOMPLETE CONTRACTS               (857)      (1,965)
         INVENTORIES                                           963       (6,411)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS            (701)        (711)
         TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES         2,877        3,389
         BILLINGS IN EXCESS OF COSTS AND ESTIMATED
            EARNINGS ON INCOMPLETE CONTRACTS                  (531)        (103)
         OTHER                                                 (72)         (11)
                                                           --------    ---------
      NET CASH PROVIDED BY OPERATING ACTIVITIES              5,440        2,757
                                                           --------    ---------
 INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT               (3,171)     (13,593)
   BUSINESS COMBINATIONS, NET OF CASH ACQUIRED             (11,658)           -
   DECREASE (INCREASE) IN OTHER ASSETS                        (445)          33
   PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT       9,580           59
                                                           --------    ---------
      NET CASH USED BY INVESTING ACTIVITIES                 (5,694)     (13,501)
                                                           --------    ---------
 FINANCING ACTIVITIES:
   NET REPAYMENTS AND BORROWINGS FROM SHORT-TERM
     CREDIT LINES                                                -            -
   PROCEEDS FROM LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS                                      10,512       10,099
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS                                     (11,042)      (1,528)
   PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISED
     STOCK OPTIONS                                              62          751
                                                           --------    ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES               (468)       9,322
                                                           --------    ---------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (722)      (1,422)
 CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD              2,803        2,839
                                                           --------    ---------
 CASH & CASH EQUIVALENTS AT END OF PERIOD                  $ 2,081      $ 1,417
                                                           ========    =========

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

      The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1998.

      For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

      Interest paid on debt during the three months ended March 31, 1999 and 1998 was $2,417,000 and $1,375,000, respectively.

      Income tax payments made during the three months ended March 31, 1999 and 1998 were $25,300 and $10,000, respectively.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions of the SOP 98-5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999. Had SOP 98-5 been adopted as of January 1, 1998, the reported net income and earnings per share for the 1998 quarter would not have materially changed.

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

NOTE C - ACQUISITIONS

      In January 1999, the Company acquired WyZinCo, Inc., CoZinCo Sales, Inc. and certain assets of CoZinCo, Inc. for approximately $11.7 million in cash and notes. The acquisition, which was accounted for under the purchase method of accounting, was funded primarily through the Company's credit facility and the sale of its corporate headquarters building. The excess of purchase price over the fair value of assets acquired was approximately $8.3 million. The acquisition will significantly expand the Company's presence in the micronutrients market.

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

NOTE D - NET INCOME PER SHARE

      The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                            THREE MONTHS ENDED
                                                 MARCH 31
                                            1999          1998
                                            ----          ----
Number of weighted average
  common shares outstanding ...........   13,520,968    13,571,256
Assumed exercise of stock options......       33,541       688,259
                                          ----------    ----------
Average diluted shares outstanding.....   13,554,509    14,259,515
                                          ==========    ==========

      In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first quarter of 1999, the average market price of $8.02 was used.

NOTE E - COMPREHENSIVE INCOME

      Comprehensive income for the three months ended March 31, 1999 and 1998 is as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31
                                          1999          1998
                                        -------       -------
Net Income (loss)...................... $(3,679)      $ 3,936
Translation Adjustment.................    (145)          (22)
                                        -------       -------
    Comprehensive Income (loss)........ $(3,824)      $ 3,914
                                        ========      =======


NOTE F - INDUSTRY SEGMENTS

      The Company manages its business in two segments: Oil & Gas Services and Specialty Chemicals. The Oil & Gas Services segment provides a broad range of products and services to its customers in the energy industry. The Specialty Chemicals segment manufactures and markets a variety of commercial products which are produced from low-cost feedstocks. The Specialty Chemicals segment also employs proprietary technologies to provide engineered systems to reduce or eliminate refinery and petrochemical waste.

      The Company evaluates performance and allocates resources based on profit or loss from operations, excluding special charges and before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the two operating units. Other includes corporate expenses and elimination of intersegment revenues.

      Summarized financial information concerning the business segments is as follows:

                                                 OIL & GAS      SPECIALTY
                                                 SERVICES       CHEMICALS
                                                 DIVISION        DIVISION         OTHER           CONSOLIDATED
                                                 --------        --------        -------            --------
THREE MONTHS ENDED MARCH 31, 1999
Revenues from external customers ........        $ 30,456        $ 27,541        $  --              $ 57,997
Intersegmented revenues .................             128           3,180         (3,308)               --
                                                 --------        --------        -------            --------
    Total revenues ......................          30,584          30,721         (3,308)             57,997

Income before Taxes and cumulative effect
    of accounting change ................           2,380           3,062         (1,939)(1)           3,503(1)

Total Assets ............................        $136,030        $166,480        $     7            $302,517

THREE MONTHS ENDED MARCH 31, 1998
Revenues from external customers ........        $ 42,491        $ 24,845        $  --              $ 67,336
Intersegmented revenues .................              22           4,354         (4,376)               --
                                                 --------        --------        -------            --------
    Total revenues ......................          42,513          29,199         (4,376)             67,336

Income before Taxes .....................           7,107           2,191         (2,742)              6,556

Total Assets ............................        $135,476        $138,851        $ 5,997            $280,324

(1) Includes gain on the sale of corporate headquarters building of $6,731, special charge of $4,745 and excludes the cumulate effect of accounting change of $5,782, net of taxes. Substantially all of the special charge relates to the Specialty Chemicals Division.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 compared with three months ended March 31, 1998.

      Total revenues for the quarter ended March 31, 1999 were $58.0 million compared to $67.3 million in the prior period, a decrease of $9.3 million or 16%. Revenues from the Oil & Gas Services Division were $30.6 million, down approximately $11.9 million or 28% from the 1998 level of $42.5 million. The Division's entire operations were significantly impacted by the continuing weak market conditions in the oil and gas industry. Specialty Chemicals Division revenues for the first quarter were $30.7 million, including intercompany, up 5% over the first quarter 1997 total of $29.2 million. The Division's micronutrients operations, particularly the Fairbury, Nebraska plant, showed significant improvements in revenues as production volumes are approaching planned capacity levels and the customer base is re-established following the EPA-related disruptions in 1997. The Micronutrients group also benefited from the acquisition of WyZinCo, Inc. and certain assets of CoZinCo, Inc. during the first quarter of 1999.

      Gross profits were $14.1 million in 1999 compared to $18.2 million in 1998, a decline of $4.1 million or 23%. Gross profit as a percentage of revenues was 24.4% in 1999 versus 27.1% in 1998. Gross profits in the Oil & Gas Services Division were down significantly as volumes declined and pricing pressures were realized from the general industry slow down. The Division's gross profits percentages were also down significantly from the prior year. The Specialty Chemicals Division's gross profits and percentage have increased in the 1999 quarter over the 1998 quarter driven by the significant turnaround in the Micronutrients operations. Lower production costs combined with improved pricing have helped generate substantial profit improvement. The Process Technologies and Services margins also improved over the prior year's quarter.

      General and administrative expenses were $10.5 million, up slightly from $10.3 million in the prior year due to inclusion of acquired operation and increased advertising expenses.

      The Company recorded a special charge in the quarter ended March 31, 1999 of $4.7 million related to the following:

      In March 1999, the Company was verbally notified of the early termination of a significant liquid calcium chloride contract. Under the terms of the contract, the Company will be required to terminate its operations at that location and vacate the facility within two years from the date of written notification. The Company is also required to remove all of its equipment and fixtures, at its own cost. As a result of the early termination of the contract, the Company recorded an impairment of these specific assets of approximately $1.4 million.

      During the quarter, the Company also committed to certain actions which resulted in the impairment of other plant assets in the Company's Specialty Chemicals Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needs the previously existing dry plant and has begun to dismantle the plant. An impairment charge of approximately $1.8 million was recorded. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter. The abandoned assets of both plant facilities were written off during the quarter.

      In January 1999, the Company acquired WyZinCo, Inc. and certain assets of CoZinCo, Inc. As a result of this acquisition, the Company has abandoned certain redundant assets and recorded a related asset impairment charge during the first quarter of approximately $1.1 million.

      Operating loss for the quarter ended March 31, 1999 was $(1.1) million compared to income of $8.0 million in 1998. This change includes the special charge of $4.7 million, a decrease of $2.2 million due to decreased volume, a net $1.9 million decrease due the lower gross margin rates, and a $0.2 million increase in general and administrative expenses.

      Interest expense increased during the current quarter compared to the prior year's quarter due to increased long-term debt over the past twelve months.

      In March 1999, the Company sold its corporate headquarters building realizing a gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building.

      Net income before cumulative effect of accounting change was $2.1 million in 1999 and $3.9 million in 1998. Net income per diluted share before the cumulative effect accounting change was $0.16 in 1999 based on 13,555,000 average diluted shares outstanding and $0.28 in 1998 based on 14,260,000 average diluted shares outstanding.

      The Company has adopted the American Institute of Certified Public Accountants STATEMENT OF POSITION 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, which requires that costs associated with start-up activities be expensed as incurred. Prior to 1999, the Company capitalized all costs incurred in connection with opening a new production facility. The effect of adopting SOP
98.5 was to record a cumulative effect of an accounting charge of $5.8 million, net of taxes, or $0.43 per share to expense costs that had been previously capitalized.

      After the cumulative effect adjustments, the Company reported a net loss of $3.7 million or $(0.27) per share in 1999 compared to net income of $3.9 million in 1998 or $0.29 per share.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's investment in working capital, excluding cash and cash equivalents, decreased to $85.2 million at March 31, 1999 compared to $85.5 million at December 31, 1998. Accounts receivable increased $1.8 million during this period reflecting the increase in the micronutrients business and the acquisition of WyZinCo. Trade payables and accrued expenses increased $4.0 million during the period as a result of an increase in federal income taxes payable and liabilities acquired with the WyZinCo acquisition.

      The Company has a general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by Bank of America. This line is available to fund working capital requirements, capital expenditures and future acquisitions. During the quarter, the Company amended certain financial covenants of its credit agreement to provide for increased borrowing flexibility under the existing line of credit. The Company also received a waiver for the sale of its administration building. As of March 31, 1999, the Company has $1.3 million in letters of credit and $108.2 million in long-term debt outstanding against a $120 million line-of-credit, leaving a maximum net availability of $11.7 million. The line-of-credit matures in 2002. The Company also has 4.6 million shares of TETRA common stock available under an S-4 Shelf Registration Statement to use for future acquisitions.

      Major investing activities included the acquisition of WyZinCo, Inc. and certain assets of CoZinCo, Inc. for approximately $11.7 million cash and notes. The acquisition was funded primarily through the Company's credit facility and the sale of the corporate headquarters building. Proceeds from the building sale, approximately $9.6 million, were also used to reduce outstanding debt.

      Capital expenditures during the three months ended March 31, 1998 totaled approximately $3.2 million. Significant components included production testing equipment for the Oil & Gas Services Division and various Specialty Chemicals Division projects, including the completion of construction of a new manganous oxide plant in Tampico, Mexico, completion of the construction of a new liquid calcium chloride facility in West Virginia and the construction of a new production process of the West Memphis, Arkansas bromide plant.

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

      The Company has substantially completed its assessment how it may be impacted by the Y2K issue and has commenced implementation of a comprehensive plan to address all known aspects of the issue.

      THE PLAN

      The Company has substantially completed an evaluation of the effects the Y2K problem could have on the products and services the Company provides, the processing capabilities of the Company's computers and other internal information systems, as well as non-informational systems which affect the Company's operational capabilities. The Company uses application software, including its accounting software, which has been certified by vendors as being Y2K compliant. Additionally, the Company's mainframe and network software has also been represented as Y2K compliant by the suppliers. In addition to management information systems, the Company's Y2K risks include those related to "embedded technology", such as micro-controllers. The Company has substantially completed its assessment of these risks. With respect to embedded technology, this phase includes surveying each of the Company's facilities to determine which systems may be subject to disruptions. These systems may include plant equipment and instrumentation and process equipment. These systems are being modified as required and will be compliant by mid 1999. Accordingly, management does not believe that the Company's results of operations of financial condition will be materially affected by any future costs to make its management information system Y2K compliant.

      In addition the Company is in the process of evaluating the Y2K compliance capabilities of major suppliers and certain larger customers. The majority of the Company's significant suppliers and major customers are being contacted regarding the Y2K issue. The Company anticipates this evaluation process will be in effect for all of 1999 and will include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. The Company is not currently aware of any supplier or customer who has known Y2K risks that are expected to have a material adverse impact on the Company. The Company will be looking for alternative suppliers if circumstances warrant.

      COST

      The Company's preliminary estimate of the total cost for Y2K compliance is approximately $250,000 of which approximately $170,000 has been incurred through March 31, 1999. These costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

      RISKS

      The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified or corrected in a timely manner, there can be no assurance that the Y2K issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers, or other parties. In addition, there can be no assurance that outside third parties, including customers, suppliers, utility and governmental entities will be in compliance with all Y2K issues. The Company believes that the most likely worst case Y2K scenario, if one were to occur, would be the inability of third party suppliers such as critical raw material suppliers, utility providers, telecommunication, transportation companies, and other critical suppliers to continue providing their products and services. The failure of these third party suppliers to provide on going services could have a material adverse impact on the Company's results of operations.

      CONTINGENCY PLAN

      As the Company does not believe that the Y2K issue will pose any significant operational problems for the Company, it does not have a contingency plan related to that issue. However, if the Company determines that a key supplier is likely to have a Y2K-related problem that will likely materially affect its ability to provide critical goods or services to the Company, the Company will develop a contingency plan. Such a plan would likely include identifying an alternative supplier of those goods or services.


CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

      Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section entitled "Certain Business Risks" contained in the Company's report on Form 10-K for the year ended December 31, 1998.

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


                                          TETRA Technologies, Inc.

Date: May 13, 1999                        By:     [GEOFFREY M. HERTEL]
                                                   Geoffrey M. Hertel
                                               Executive Vice President -
                                               Finance and Administration
                                              (Principal Financial Officer)


Date:  May 13, 1999                       By:        [BRUCE A. COBB]
                                           Bruce A. Cobb, Corporate Controller
                                             (Principal Accounting Officer)