Form 10-Q
period 1999-06-30
TETRA TECHNOLOGIES INC
filed 1999-08-11
CIK 844965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1999

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


     As of August 7, 1999 there were 13,522,701 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                             ------------------------    ------------------------
($ Thousands, except per share amounts)         1999          1998          1999          1998
                                             ----------    ----------    ----------    ----------
Revenues:
    PRODUCT SALES ........................   $   33,047    $   40,189    $   70,912    $   83,188
    SERVICES .............................       17,259        23,598        37,391        47,935
                                             ----------    ----------    ----------    ----------
        TOTAL REVENUES ...................       50,306        63,787       108,303       131,123

COST OF REVENUES:
    COST OF PRODUCT SALES ................       27,491        29,479        57,942        61,514
    COST OF SERVICES .....................       12,703        17,391        26,105        34,445
                                             ----------    ----------    ----------    ----------
        TOTAL COST OF REVENUES ...........       40,194        46,870        84,047        95,959
                                             ----------    ----------    ----------    ----------
        GROSS PROFIT .....................       10,112        16,917        24,256        35,164

GENERAL AND ADMINISTRATIVE EXPENSE .......       10,154         9,410        20,675        19,701
SPECIAL CHARGE ...........................         --            --           4,745          --
                                             ----------    ----------    ----------    ----------
          OPERATING  INCOME (LOSS) .......          (42)        7,507        (1,164)       15,463

GAIN ON SALE OF ADMINISTRATION BUILDING ..         --            --           6,731          --
GAIN ON SALE OF BUSINESS .................       28,829          --          28,829          --
INTEREST EXPENSE, NET ....................        2,158         1,371         4,371         2,593
OTHER INCOME (EXPENSE) ...................           (5)         (160)          102          (337)
                                             ----------    ----------    ----------    ----------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING  CHANGE       26,624         5,976        30,127        12,533

PROVISION FOR INCOME TAXES ...............       10,130         2,262        11,530         4,882
                                             ----------    ----------    ----------    ----------
 INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE ....................       16,494         3,714        18,597         7,651

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE
      (NET OF INCOME TAX EFFECT) .........         --            --          (5,782)         --
                                             ----------    ----------    ----------    ----------
                        NET INCOME .......   $   16,494    $    3,714    $   12,815    $    7,651
                                             ==========    ==========    ==========    ==========


NET INCOME PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACOUNTING CHANGE ............   $     1.22    $     0.27    $     1.38    $     0.56

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..         --            --      ($    0.43)         --
                                             ----------    ----------    ----------    ----------
NET INCOME PER SHARE .....................   $     1.22    $     0.27    $     0.95    $     0.56
                                             ==========    ==========    ==========    ==========
AVERAGE SHARES ...........................       13,523        13,609        13,522        13,590
                                             ==========    ==========    ==========    ==========

NET INCOME PER DILUTED SHARE  BEFORE
   CUMULATIVE EFFECT ACCOUNTING CHANGE ...   $     1.22    $     0.26    $     1.37    $     0.54

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..         --            --      ($    0.43)         --
                                             ----------    ----------    ----------    ----------
NET INCOME PER DILUTED SHARE .............   $     1.22    $     0.26    $     0.94    $     0.54
                                             ==========    ==========    ==========    ==========
AVERAGE DILUTED SHARES ...................       13,573        14,265        13,564        14,262
                                             ==========    ==========    ==========    ==========

                 See Notes to Consolidated Financial Statements

              TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30,      DECEMBER 31,
($ Thousands)                                                        1999            1998
                                                                 ------------    ------------
                                                                 (Unaudited)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS ...............................   $      1,648    $      2,803
     TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
       ACCOUNTS OF $906  IN 1999 AND $853 IN 1998 ............         53,320          56,167
     COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
        ON INCOMPLETE CONTRACTS ..............................           --             5,641
     INVENTORIES .............................................         59,039          58,478
     DEFERRED TAX ASSETS .....................................          3,997           4,099
     PREPAID EXPENSES AND OTHER CURRENT ASSETS ...............          4,927           3,731
                                                                 ------------    ------------
          TOTAL CURRENT ASSETS ...............................        122,931         130,919

PROPERTY, PLANT AND EQUIPMENT:
     LAND AND BUILDING .......................................         12,167          16,761
     MACHINERY AND EQUIPMENT .................................        109,396         109,116
     AUTOMOBILES AND TRUCKS ..................................          8,729           8,485
     CHEMICAL PLANTS .........................................         51,598          48,040
     CONSTRUCTION IN PROGRESS ................................          5,804          23,201
                                                                 ------------    ------------
                                                                      187,694         205,603
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ..........        (56,534)        (60,007)
                                                                 ------------    ------------
          NET PROPERTY, PLANT, AND EQUIPMENT .................        131,160         145,596

OTHER ASSETS: ................................................                              `
     COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
        AMORTIZATION OF $2,739  IN 1999 AND $2,510 IN 1998 ...         33,768          26,190
     OTHER, NET OF ACCUMULATED AMORTIZATION OF $3,055 IN 1999
        AND $3,680 IN 1998 ...................................          8,038           8,303
                                                                 ------------    ------------
          TOTAL OTHER ASSETS .................................         41,806          34,493
                                                                 ------------    ------------
                                                                 $    295,897    $    311,008
                                                                 ============    ============

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,      DECEMBER 31,
($ Thousands)                                                         1999            1998
                                                                  ------------    ------------
                                                                  (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     TRADE ACCOUNTS PAYABLE ...................................   $     22,241    $     29,322
     ACCRUED EXPENSES .........................................         26,684          11,335
     BILLINGS IN EXCESS OF COSTS AND ESTIMATED
       EARNINGS ON INCOMPLETE CONTRACTS .......................           --               956
     CURRENT PORTIONS OF ALL LONG-TERM DEBT AND CAPITAL
       LEASE OBLIGATIONS ......................................          1,186           1,007
                                                                  ------------    ------------
          TOTAL CURRENT LIABILITIES ...........................         50,111          42,620


LONG-TERM DEBT, LESS CURRENT PORTION ..........................         76,230         109,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION ...............          1,054           1,307
DEFERRED INCOME TAXES .........................................         14,861          17,759
OTHER LIABILITIES .............................................          1,670           1,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     COMMON STOCK, PAR VALUE $.01 PER SHARE
       40,000,000 SHARES AUTHORIZED, WITH 13,522,701 SHARES
       ISSUED AND OUTSTANDING IN 1999 AND 13,514,340 SHARES
       ISSUED AND OUTSTANDING IN 1998 .........................            136             136

     ADDITIONAL PAID-IN CAPITAL ...............................         77,939          77,923
     TREASURY STOCK, AT COST, 94,000 SHARES IN 1999 AND IN 1998         (1,107)         (1,168)
     ACCUMULATED OTHER COMPREHENSIVE INCOME ...................           (339)            (96)
     RETAINED EARNINGS ........................................         75,342          62,527
                                                                  ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY ..........................        151,971         139,322
                                                                  ------------    ------------
                                                                  $    295,897    $    311,008
                                                                  ============    ============

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                    ----------------------------
($ Thousands)                                                           1999            1998
                                                                    ------------    ------------
Operating Activities:
  NET INCOME ....................................................   $     12,815    $      7,651
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES :
      DEPRECIATION AND AMORTIZATION .............................          8,324           7,638
      PROVISION FOR DEFERRED INCOME TAXES .......................           (264)            (37)
      PROVISION FOR DOUBTFUL ACCOUNTS ...........................            444            (129)
      GAIN  ON SALE OF PROPERTY, PLANT AND EQUIPMENT ............            (31)            (20)
      SPECIAL CHARGES ...........................................          4,745
      GAIN  ON SALE OF BUSINESS .................................        (28,829)
      GAIN ON THE SALE OF THE ADMINISTRATION BUILDING ...........         (6,731)
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ........          5,782            --
      CHANGES IN OPERATING ASSETS AND LIABILITIES, NET:
        TRADE ACCOUNTS RECEIVABLE ...............................             61          (4,278)
        COSTS AND ESTIMATED EARNINGS IN EXCESS
            OF BILLINGS ON INCOMPLETE CONTRACTS .................           (986)         (4,222)
         INVENTORIES ............................................            330          (9,441)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS ..............         (1,417)         (2,151)
         TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES ............          8,793           5,729
         BILLINGS IN EXCESS OF COSTS AND ESTIMATED
            EARNINGS ON INCOMPLETE CONTRACTS ....................           (519)             17
         OTHER ..................................................            (84)            (17)
                                                                    ------------    ------------
      NET CASH  PROVIDED  BY OPERATING ACTIVITIES ...............          2,433             740
                                                                    ------------    ------------
 INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT ...................         (5,701)        (27,435)
   BUSINESS COMBINATIONS, NET OF CASH ACQUIRED ..................        (11,658)
   PROCEEDS FROM SALE OF BUSINESS ...............................         38,825
   PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT ..........         10,042             176
   DECREASE (INCREASE)  IN OTHER ASSETS .........................         (2,330)            188
                                                                    ------------    ------------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ..........         29,178         (27,071)
                                                                    ------------    ------------
 FINANCING ACTIVITIES:
   PROCEEDS FROM LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS ..........................................         15,553          29,581
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS ..........................................        (48,397)         (1,864)
   PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISED STOCK OPTIONS             78           1,361
                                                                    ------------    ------------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..........        (32,766)         29,078
                                                                    ------------    ------------
 INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS ..............         (1,155)          2,747
 CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD .................          2,803           2,839
                                                                    ------------    ------------
 CASH & CASH EQUIVALENTS AT END OF PERIOD .......................   $      1,648    $      5,586
                                                                    ============    ============

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

     Interest paid on debt during the six months ended June 30, 1999 and 1998 was $4,960,000 and $2,943,000, respectively.

     Income tax payments made during the six months ended June 30, 1999 and 1998 were $338,000 and $1,960,000, respectively.

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions of the SOP 98-5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999. Had SOP 98-5 been adopted as of January 1, 1998, the reported net income and earnings per share for the quarter and six months ended June 30, 1999 would not have materially changed.

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

NOTE C - ACQUISITIONS AND DIVESTITURES

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

     On July 2, 1999, the Company sold its Process Technologies business for $38.8 million. The sale, which was effective May 1, generated a pre-tax gain of $28.8 million. The proceeds were used to reduce long-term bank debt. TETRA Process Technologies is in the waste and potable treatment business and was operated as part of the Specialty Chemicals Division.

NOTE D - NET INCOME PER SHARE

     The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                        THREE MONTHS ENDED        SIX MONTHS ENDED
                                              JUNE 30                  JUNE 30
                                        1999         1998         1999         1998
                                     ----------   ----------   ----------   ----------
Number of weighted average
  common shares outstanding ......   13,522,701   13,609,418   13,521,839   13,590,442

Assumed exercise of stock options        50,254      655,296       41,944      671,686
                                     ----------   ----------   ----------   ----------

Average diluted shares outstanding   13,572,955   14,264,714   13,563,783   14,262,128
                                     ==========   ==========   ==========   ==========

     In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the second quarter of 1999, the average market price of $8.60 was used.

NOTE E - COMPREHENSIVE INCOME

     Comprehensive income for the six months ended June 30, 1999 and 1998 is as follows:

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30              JUNE 30
                                           1999     1998        1999     1998
                                         -------   ------     -------  -------

Net Income.............................  $16,494   $3,714     $12,815   $7,651
Translation Adjustment.................     (97)     (29)       (243)     (51)
                                         -------   ------     -------   ------

    Comprehensive Income...............  $16,397   $3,685     $12,572   $7,600
                                         =======   ======     =======   ======

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

     The Company evaluates performance and allocates resources based on profit or loss from operations, excluding special charges and before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the two operating units. "Other" includes corporate expenses and elimination of intersegment revenues.

     Summarized financial information concerning the business segments is as follows:

                                  OIL & GAS   SPECIALTY
                                   SERVICES   CHEMICALS
(IN THOUSANDS)                     DIVISION   DIVISION    OTHER     CONSOLIDATED
                                   --------   --------   -------    ------------
THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers   $ 28,406   $ 21,900   $    --      $  50,306
Intersegmented revenues ........         22      2,927    (2,949)          --
                                   --------   --------   -------    ------------
    Total revenues .............     28,428     24,827    (2,949)        50,306

Operating Income (Loss) ........      1,050        868    (1,960)(1)        (42)

Total Assets ...................   $135,294   $153,306   $ 7,297      $ 295,897

THREE MONTHS ENDED JUNE 30, 1998
Revenues from external customers   $ 40,926   $ 22,861       $--      $  63,787
Intersegmented revenues ........         21      3,785    (3,806)          --
                                   --------   --------   -------    ------------
    Total revenues .............     40,947     26,646    (3,806)        63,787

Operating Income (Loss) ........      6,843      2,491    (1,827)         7,507

Total Assets ...................   $148,100   $148,164   $ 9,814      $ 306,078

SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers   $ 58,862   $ 49,441   $    --      $ 108,303
Intersegmented revenues ........        150      6,107    (6,257)          --
                                   --------   --------   -------    ------------
    Total revenues .............     59,012     55,548    (6,257)       108,303

Operating Income (Loss) ........      3,376      4,152    (8,692)(2)     (1,164)

Total Assets ...................   $135,294   $153,306   $ 7,297      $ 295,897

SIX MONTHS ENDED JUNE 30, 1998
Revenues from external customers   $ 83,417   $ 47,706   $    --      $ 131,123
Intersegmented revenues ........         43      8,139    (8,182)          --
                                   --------   --------   -------    ------------
    Total revenues .............     83,460     55,845    (8,182)       131,123

Operating Income (Loss) ........     14,112      4,739    (3,388)        15,463

Total Assets ...................   $148,100   $148,164   $ 9,814      $ 306,078

(1) Excludes gain on the disposition of TETRA Process Technologies of $28,829.
(2) Includes special charge of $4,745 that relates the Specialty Chemicals Division. Excludes gain on the sale of the corporate headquarters building of $6,731, a gain on the disposition of TETRA Process Technologies of $28,829 and the cumulative effect of accounting change of $5,782, net of taxes.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998.

     Total revenues for the quarter ended June 30, 1999 were $50.3 million compared to $63.8 million in the prior period, a decrease of $13.5 million or 21%. Revenues from the Oil & Gas Services Division were $28.4 million, down approximately $12.5 million or 31% from the 1998 level of $40.9 million. The Division's entire operations were significantly impacted by the continuing weak market conditions in the oil and gas industry. Specialty Chemicals Division revenues for the second quarter were $24.8 million, including intercompany, down 7% over the second quarter 1998 total of $26.6 million. The micronutrient business continued to improve over the prior year due to the WyZinCo/CoZinCo acquisition and continued market penetration, in spite of lower farm commodity prices. This was offset, however, by reduced bromine sales into oil and gas markets and lost revenues from the sale of TETRA Process Technologies.

     Gross profits were $10.1 million in 1999 compared to $16.9 million in 1998, a decline of $6.8 million or 40%. Gross profit as a percentage of revenues was 20.1% in 1999 versus 26.5% in 1998. Gross profits in the Oil & Gas Services Division continued to be adversely impacted by the industry slow down with reduced pricing and volume contributing to lower margin percentages. The Specialty Chemicals Division's gross profits and percentage decreased in the 1999 quarter over the 1998 quarter. Chlorides' margins are down compared to the 1998 quarter due to increased costs associated with a scheduled shutdown of the Lake Charles plant designed to control inventory levels and lower hydrochloric acid prices due to market conditions. The sale of TETRA Process Technologies also contributed to reduced margins.

     General and administrative expenses were $10.2 million, up slightly from $9.4 million in the prior year, due to inclusion of expenses from acquired operations and increased advertising costs.

     Operating loss for the quarter ended June 30, 1999 was $.04 million compared to income of $7.5 million in 1998. This change includes a decrease of $3.5 million due to decreased volume, a net $3.2 million decrease due to lower gross margin rates, and a $0.8 million increase in general and administrative expenses.

     Effective May 1, the Company divested its TETRA Process Technologies business, which provides systems and services that treat industrial and municipal wastewater and potable water. The Company received $38.8 million in cash and recognized a pre-tax gain of $28.8 million. The proceeds were used to reduce long-term debt.

     Interest expense increased during the current quarter compared to the prior year's quarter due to increased average debt balance over the period.

     Net income for the quarter was $16.5 million in 1999 compared to of $3.7 million in 1998. Net income per diluted share was $1.22 in 1999 based on 13,573,000 average diluted shares outstanding and $0.26 in 1998 based on 14,265,000 average diluted shares outstanding.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998.

     Total revenues for the period ended June 30, 1999 were $108.3 million compared to $131.1 million in the prior period, a decrease of $22.8 million or 17%. Revenues from the Oil & Gas Services Division were $59.0 million, down approximately $24.4 million or 29% from the 1998 level of $83.5 million. The Division's revenue decline is the direct result of the reduction in drilling activity throughout the energy industry and the resulting pricing pressures that accompany it. Specialty Chemicals Division revenues for the first six months were $55.5 million, including intercompany, down slightly over the same six month period of 1998 with a total of $55.8 million. The Division's micronutrients operations, particularly the Fairbury, Nebraska plant, showed significant improvements in revenues as production volumes improved substantially and the Company regained its customer base following the EPA-related disruptions in 1997. The Micronutrients group also benefited from the acquisition of WyZinCo/CoZinCo. Revenues from the Division's bromine business were down due to the energy industry turndown. The revenue stream sold with the Process Technologies business also impacted the Division.

     Gross profits were $24.3 million in 1999 compared to $35.2 million in 1998, a decline of $10.9 million or 31%. Gross profit as a percentage of revenues was 22.4% in 1999 versus 26.8% in 1998. Gross profits in the Oil & Gas Services Division were down significantly as volumes declined and pricing pressures were realized from the general industry slow down. The Division's gross profits percentages were also down significantly from the prior year. The Specialty Chemicals Division's gross profits and percentage are comparable to prior years. Micronutrient margins have improved in 1999, despite reductions in market conditions arising from reduced commodity pricing, due to lower production costs combined with improved pricing and the WyZinCo/CoZinCo-related acquisitions.

     General and administrative expenses were $20.6 million, up slightly from $19.7 million in the prior year due to inclusion of expenses from acquired operations and increased advertising costs.

     In January 1999, the Company acquired WyZinCo, Inc. and certain assets of CoZinCo, Inc. As a result of this acquisition, the Company has abandoned certain redundant assets and recorded a related asset impairment charge during the period of approximately $1.1 million.

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

     During the period, the Company also committed to certain actions that resulted in the impairment of other plant assets in the Company's Specialty Chemicals Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needs the previously existing dry plant and has subsequently dismantled it. An impairment charge of approximately $1.8 million was recorded. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter. The abandoned assets of both plant facilities were written off during the quarter.

     Operating loss for the period ended June 30, 1999 was $(1.2) million compared to income of $15.5 million in 1998. This change includes the special charge of $4.7 million, a decrease of $6.3 million due to decreased volume, a net $4.8 million decrease due the lower gross margin rates, and a $0.9 million increase in general and administrative expenses.

     Interest expense increased during the period compared to the prior year's period due to increased long-term debt over the past twelve months.

     In March 1999, the Company sold its corporate headquarters building, realizing a pre-tax gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building. Effective May 1, the Company sold its Process Technologies business for $38.8 million, resulting in a pre-tax gain of $28.8 million.

     Net income before cumulative effect of accounting change was $18.6 million in 1999 and $7.7 million in 1998. Net income per diluted share before the cumulative effect accounting change was $1.37 in 1999 based on 13,564,000 average diluted shares outstanding and $0.54 in 1998 based on 14,262,000 average diluted shares outstanding.

     The Company has adopted the American Institute of Certified Public Accountants STATEMENT OF POSITION 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, which requires that costs associated with start-up activities be expensed as incurred. Prior to 1999, the Company capitalized all costs incurred in connection with opening a new production facility. The effect of adopting SOP 98-5 was to record a cumulative effect of an accounting charge of $5.8 million, net of taxes, or $0.43 per share to expense costs that had been previously capitalized.

     After the cumulative effect adjustments, the Company reported a net income of $12.8 million or $0.94 per share in 1999 compared to net income of $7.7 million in 1998 or $0.54 per share.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company's investment in working capital, excluding cash and cash equivalents, decreased to $71.2 million at June 30, 1999 compared to $85.5 million at December 31, 1998. Accounts receivable decreased $2.8 million during this period reflecting the sale of the Process Technologies business. Trade payables and accrued expenses increased $8.3 million during the period as a result of an increase in federal income taxes payable associated with the Process Technologies sale and liabilities acquired with the WyZinCo acquisition.

     The Company has a general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by Bank of America. This line is available to fund working capital requirements, capital expenditures and future acquisitions. In the first quarter of 1999, the Company amended certain financial covenants of its credit agreement to provide for increased borrowing flexibility. The Company also received a waiver for the sale of TETRA Process Technologies and its corporate headquarters. As of June 30, 1999, the Company has $1.6 million in letters of credit and $76.2 million in long-term debt outstanding against a $120 million line-of-credit, leaving a maximum net availability of $42.2 million. The line-of-credit matures in 2002.

     Major investing activities included the acquisition of WyZinCo, Inc. and certain assets of CoZinCo, Inc. for approximately $11.7 million cash and notes. The acquisition was funded primarily through the Company's credit facility and the sale of the corporate headquarters building. Proceeds from the building sale, $9.6 million, and from the sale of Process Technologies, $38.8 million, were used to reduce outstanding debt.

     Capital expenditures during the six months ended June 30, 1999 totaled approximately $5.7 million. Significant components included production testing equipment for the Oil & Gas Services Division and various Specialty Chemicals Division projects, including the completion of construction of a new manganous oxide plant in Tampico, Mexico, completion of the construction of a new liquid calcium chloride facility in West Virginia and the construction of a new production process of the West Memphis, Arkansas bromide plant.

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

     The Company has substantially completed its assessment of how it may be impacted by the Y2K issue and has commenced implementation of a comprehensive plan to address all known aspects of the issue.

     THE PLAN

     Employees of the Company have substantially completed an evaluation of the effects the transition to Y2K could have on the products and services the Company provides, the processing capabilities of the Company's computers and other internal information systems, and non-informational systems which affect the Company's operational capabilities. The Company uses application software, including its accounting software, which has been certified by vendors as being Y2K compliant. Additionally, the Company's mainframe and network software has also been represented as Y2K compliant by the suppliers. In addition to management information systems, the Company's Y2K risks include those related to "embedded technology", such as micro-controllers. The Company is approximately 70% complete in its assessment of these risks, which included surveying each of the Company's chemical production facilities to determine if any systems might be subject to disruptions. These systems include plant equipment and instrumentation and process equipment. These systems are being modified as required and are expected to be compliant by the end of November 1999. Accordingly, management does not believe that the Company's results of operations or financial condition will be materially affected by any future costs to make its management information system Y2K compliant.

     In addition the Company is in the process of evaluating the Y2K compliance of its significant suppliers. The Company's significant suppliers have received a written inquiry from the Company regarding the Y2K issue. To date, the Company has received responses from fewer than 10% of the recipients of these letters, and the responses that have been received indicate that those suppliers do not anticipate significant interruptions in service to the Company. The Company anticipates the process of collecting and evaluating these written responses will be in effect for all of 1999 and may include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. The Company is not currently aware of any supplier who has known Y2K deficiencies that are expected to have a material adverse impact on the Company. The Company will be looking for alternative suppliers if circumstances warrant.

     COST

     The Company's preliminary estimate of the total cost for Y2K compliance is approximately $250,000 of which approximately $200,000 has been incurred through June 30, 1999. These costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

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

     CONTINGENCY PLAN
     As the Company does not believe that the Y2K issue will pose any significant operational problems for the Company, it does not have any contingency plans related to that issue. However, if the Company determines that a key supplier is likely to have a Y2K-related problem that will likely materially affect its ability to provide critical goods or services to the Company, the Company will develop a contingency plan. Such a plan would likely include identifying an alternative supplier of those goods or services.


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


   (b) Reports on Form 8-K

     (i) Form 8K dated July 12, 1999 disclosing the disposition of TETRA Process Technologies and related pro forma financial information.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TETRA Technologies, Inc.



Date: August 12, 1999                     By:     [GEOFFREY M. HERTEL]
                                             -----------------------------------
                                                   Geoffrey M. Hertel
                                               Executive Vice President -
                                               Finance and Administration
                                              (Principal Financial Officer)


Date:  August 12, 1999                    By:        [BRUCE A. COBB]
                                             -----------------------------------
                                             Bruce A. Cobb, Corporate Controller
                                                (Principal Accounting Officer)