Form 10-Q
period 1999-09-30
TETRA TECHNOLOGIES INC
filed 1999-11-15
CIK 844965

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 1999

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

      As of October 28, 1999 there were 13,529,201 shares of the Company's common stock, $.01 par value per share, issued and outstanding.
================================================================================

ITEM 1.   FINANCIAL STATEMENTS

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                              -----------------------     -----------------------
($ THOUSANDS, EXCEPT PER SHARE AMOUNTS)         1999          1998          1999          1998
                                              ---------     ---------     ---------     ---------
REVENUES:
    PRODUCT SALES ........................    $  34,804     $  31,639     $ 105,715     $ 114,827
    SERVICES .............................       17,867        20,675        55,259        68,610
                                              ---------     ---------     ---------     ---------
        TOTAL REVENUES ...................       52,671        52,314       160,974       183,437

COST OF REVENUES:
    COST OF PRODUCT SALES ................       28,075        24,345        86,017        85,859
    COST OF SERVICES .....................       12,909        15,250        39,014        49,696
                                              ---------     ---------     ---------     ---------
        TOTAL COST OF REVENUES ...........       40,984        39,595       125,031       135,555
                                              ---------     ---------     ---------     ---------
        GROSS PROFIT .....................       11,687        12,719        35,943        47,882

GENERAL AND ADMINISTRATIVE EXPENSE .......        9,751        10,144        30,426        29,844
SPECIAL CHARGE ...........................         --                         4,745
                                              ---------     ---------     ---------     ---------
          OPERATING  INCOME ..............        1,936         2,575           772        18,038

GAIN ON SALE OF ADMINISTRATION BUILDING ..         --                         6,731          --
GAIN ON SALE OF BUSINESS .................         --                        28,829          --
INTEREST EXPENSE, NET ....................        1,491         1,768         5,862         4,361
OTHER INCOME (EXPENSE) ...................          (60)         (168)           43          (507)
                                              ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE           385           639        30,513        13,170

PROVISION FOR INCOME TAXES ...............          152           248        11,683         5,130
                                              ---------     ---------     ---------     ---------
 INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE ....................          233           391        18,830         8,040

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE
      (NET OF INCOME TAX EFFECT) .........         --                        (5,782)         --
                                              ---------     ---------     ---------     ---------
                       NET INCOME ........    $     233     $     391     $  13,048     $   8,040
                                              =========     =========     =========     =========


NET INCOME PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACOUNTING CHANGE ............    $    0.02     $    0.03     $    1.39     $    0.59

CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...         --            --       ($   0.43)         --
                                              ---------     ---------     ---------     ---------
NET INCOME PER SHARE .....................    $    0.02     $    0.03     $    0.96     $    0.59
                                              =========     =========     =========     =========
AVERAGE SHARES ...........................       13,524        13,551        13,523        13,577
                                              =========     =========     =========     =========

NET INCOME PER DILUTED SHARE  BEFORE
   CUMULATIVE EFFECT ACCOUNTING CHANGE ...    $    0.02     $    0.03     $    1.39     $    0.57

CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...         --            --       ($   0.43)         --
                                              ---------     ---------     ---------     ---------
NET INCOME PER DILUTED SHARE .............    $    0.02     $    0.03     $    0.96     $    0.57
                                              =========     =========     =========     =========
AVERAGE DILUTED SHARES ...................       13,612        13,784        13,580        14,101
                                              =========     =========     =========     =========

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30, DECEMBER 31,
($ THOUSANDS)                                                       1999          1998
                                                                  ---------     ---------
                                                                 (UNAUDITED)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS ...............................    $   4,851     $   2,803
     TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
       ACCOUNTS OF $1,124 IN 1999 AND $853 IN 1998 ...........       51,910        56,167
     COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
        ON INCOMPLETE CONTRACTS ..............................         --           5,641
     INVENTORIES .............................................       60,249        58,478
     DEFERRED TAX ASSETS .....................................        3,982         4,099
     PREPAID EXPENSES AND OTHER CURRENT ASSETS ...............        4,661         3,731
                                                                  ---------     ---------
          TOTAL CURRENT ASSETS ...............................      125,653       130,919

PROPERTY, PLANT AND EQUIPMENT:
     LAND AND BUILDING .......................................       12,167        16,761
     MACHINERY AND EQUIPMENT .................................      110,893       109,116
     AUTOMOBILES AND TRUCKS ..................................        9,174         8,485
     CHEMICAL PLANTS .........................................       51,481        48,040
     CONSTRUCTION IN PROGRESS ................................        6,689        23,201
                                                                  ---------     ---------
                                                                    190,404       205,603
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ..........      (60,072)      (60,007)
                                                                  ---------     ---------
          NET PROPERTY, PLANT, AND EQUIPMENT .................      130,332       145,596

OTHER ASSETS:
     COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
        AMORTIZATION OF $2,983 IN 1999 AND $2,510 IN 1998 ....       33,558        26,190
     OTHER, NET OF ACCUMULATED AMORTIZATION OF $3,183 IN 1999
        AND $3,680 IN 1998 ...................................        8,077         8,303
                                                                  ---------     ---------
          TOTAL OTHER ASSETS .................................       41,635        34,493
                                                                  ---------     ---------
                                                                  $ 297,620     $ 311,008
                                                                  =========     =========

                 See Notes to Consolidated Financial Statements.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30,  DECEMBER 31,
($ THOUSANDS)                                                        1999          1998
                                                                   ---------     ---------
                                                                  (UNAUDITED)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     TRADE ACCOUNTS PAYABLE ...................................    $  23,560     $  29,322
     ACCRUED EXPENSES .........................................       23,601        11,335
     BILLINGS IN EXCESS OF COSTS AND ESTIMATED
       EARNINGS ON INCOMPLETE CONTRACTS .......................         --             956
     CURRENT PORTIONS OF ALL LONG-TERM DEBT AND CAPITAL
       LEASE OBLIGATIONS ......................................        1,154         1,007
                                                                   ---------     ---------
          TOTAL CURRENT LIABILITIES ...........................       48,315        42,620


LONG-TERM DEBT, LESS CURRENT PORTION ..........................       79,230       109,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION ...............        1,196         1,307
DEFERRED INCOME TAXES .........................................       14,849        17,759
OTHER LIABILITIES .............................................        1,668         1,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     COMMON STOCK, PAR VALUE $.01 PER SHARE
       40,000,000 SHARES AUTHORIZED, WITH 13,524,201 SHARES
       ISSUED AND OUTSTANDING IN 1999 AND 13,514,340 SHARES
       ISSUED AND OUTSTANDING IN 1998 .........................          136           136

     ADDITIONAL PAID-IN CAPITAL ...............................       77,947        77,923
     TREASURY STOCK, AT COST, 94,000 SHARES IN 1999 AND IN 1998       (1,107)       (1,168)
     ACCUMULATED OTHER COMPREHENSIVE INCOME ...................         (189)          (96)
     RETAINED EARNINGS ........................................       75,575        62,527
                                                                   ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY ..........................      152,362       139,322
                                                                   ---------     ---------
                                                                   $ 297,620     $ 311,008
                                                                   =========     =========

                 See Notes to Consolidated Financial Statements.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                     ------------------------------
($ THOUSANDS)                                                            1999              1998
                                                                     -------------     ------------
OPERATING ACTIVITIES:
  NET INCOME ....................................................    $ 13,048          $  8,040
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES :
      DEPRECIATION AND AMORTIZATION .............................      12,511            11,829
      PROVISION FOR DEFERRED INCOME TAXES .......................        (261)               (6)
      PROVISION FOR DOUBTFUL ACCOUNTS ...........................         668                72
      GAIN ON SALE OF PROPERTY, PLANT AND EQUIPMENT .............         (38)              (50)
      SPECIAL CHARGES ...........................................       4,745              --
      GAIN ON SALE OF BUSINESS ..................................     (28,829)             --
      GAIN ON THE SALE OF THE ADMINISTRATION BUILDING ...........      (6,731)             --
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ........       5,782              --
      CHANGES IN OPERATING ASSETS AND LIABILITIES, NET:
        TRADE ACCOUNTS RECEIVABLE ...............................       1,248            (2,201)
        COSTS AND ESTIMATED EARNINGS IN EXCESS
            OF BILLINGS ON INCOMPLETE CONTRACTS .................        (986)           (2,686)
         INVENTORIES ............................................        (880)          (17,577)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS ..............      (1,151)           (1,178)
         TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES ............       7,029             4,430
         BILLINGS IN EXCESS OF COSTS AND ESTIMATED
            EARNINGS ON INCOMPLETE CONTRACTS ....................        (519)               93
         OTHER ..................................................         (66)               20
                                                                     --------          --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES .................       5,570               786
                                                                     --------          --------
 INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT ...................      (9,259)          (36,825)
   BUSINESS COMBINATIONS, NET OF CASH ACQUIRED ..................     (11,658)           (2,112)
   PROCEEDS FROM SALE OF BUSINESS ...............................      38,825              --
   PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT ..........      10,051               441
   DECREASE (INCREASE) IN OTHER ASSETS ..........................      (1,833)              161
                                                                     --------          --------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES ..........      26,126           (38,335)
                                                                     --------          --------
 FINANCING ACTIVITIES:
   PROCEEDS FROM LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS ..........................................      21,011            38,650
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS ..........................................     (50,745)           (2,113)
   PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISED STOCK OPTIONS          86               642
                                                                     --------          --------
      NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES ..........     (29,648)           37,179
                                                                     --------          --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............       2,048              (370)
 CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD .................       2,803             2,839
                                                                     --------          --------
 CASH & CASH EQUIVALENTS AT END OF PERIOD .......................    $  4,851          $  2,469
                                                                     ========          ========

                 See Notes to Consolidated Financial Statements.

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

      Interest paid on debt during the nine months ended September 30, 1999 and 1998 was $6,988,000 and $4,984,000, respectively.

      Income tax payments made during the nine months ended September 30, 1999 and 1998 were $2,097,600 and $2,677,000, respectively.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions of the SOP 98-5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999. Had SOP 98-5 been adopted as of January 1, 1998, the reported net income and earnings per share for the quarter and nine months ended September 30, 1999 would not have materially changed.

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

NOTE C - ACQUISITIONS AND DIVESTITURES

      In July 1999, the Company sold its Process Technologies business for $38.8 million. The sale, which was effective May 1, generated a pre-tax gain of $28.8 million. The proceeds were used to reduce long-term bank debt. TETRA Process Technologies is in the waste and potable water treatment business and was operated as part of the Specialty Chemicals Division.

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

      During the third quarter of 1998, the Company acquired from Cargill, Inc. the assets of its calcium chloride facility located near Amboy, California. The business, which utilizes solar evaporation and other techniques to produce three grades of calcium chloride from underground brine reserves, has been integrated into the Specialty Chemicals Division. The Company paid approximately $2.1 million cash for the assets of the facility. The excess purchase price over the fair market value of the assets acquired was approximately $2.0 million.

NOTE D - NET INCOME PER SHARE

      The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                          THREE MONTHS ENDED          NINE MONTHS ENDED
                                             SEPTEMBER 30               SEPTEMBER 30
                                         1999          1998          1999          1998
                                      ----------    ----------    ----------    ----------
Number of weighted average
  common shares outstanding ......    13,524,201    13,550,718    13,522,635    13,577,055

Assumed exercise of stock options         88,291       233,672        57,562       524,077
                                      ----------    ----------    ----------    ----------

Average diluted shares outstanding    13,612,492    13,784,390    13,580,197    14,101,132
                                      ==========    ==========    ==========    ==========

      In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the third quarter of 1999, the average market price of $9.54 was used.

NOTE E - COMPREHENSIVE INCOME

      Comprehensive income for the nine months ended September 30, 1999 and 1998 is as follows:

                                        THREE MONTHS ENDED    NINE MONTHS ENDED
                                           SEPTEMBER 30         SEPTEMBER 30
                                           1999     1998        1999     1998
                                           -----    -----     -------   ------
Net Income.............................    $ 233    $ 391     $13,048   $8,040
Translation Adjustment.................      149        3        (93)     (48)
                                           -----    -----     -------   ------
    Comprehensive Income...............    $ 382    $ 394     $12,955   $7,992
                                           =====    =====     =======   ======

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

      Summarized financial information concerning the business segments is as follows:



                                         OIL & GAS   SPECIALTY
                                         SERVICES    CHEMICALS
(IN THOUSANDS)                           DIVISION    DIVISION     OTHER        CONSOLIDATED
                                         --------    --------    --------      ------------
THREE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Revenues from external customers ....    $ 30,525    $ 22,146    $   --          $ 52,671
Intersegmented revenues .............          26       2,565      (2,591)           --
                                         --------    --------    --------        --------
    Total revenues ..................      30,551      24,711      (2,591)         52,671

Operating Income (Loss) .............       2,536       1,153      (1,753)          1,936

Total Assets ........................    $135,620    $153,176    $  8,824        $297,620

THREE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------
Revenues from external customers ....    $ 32,079    $ 20,235    $   --          $ 52,314
Intersegmented revenues .............         262       4,983      (5,245)           --
                                         --------    --------    --------        --------
    Total revenues ..................      32,341      25,218      (5,245)         52,314

Operating Income (Loss) .............       2,896       1,451      (1,772)          2,575

Total Assets ........................    $147,897    $160,391    $  5,523        $313,811

NINE MONTHS ENDED SEPTEMBER 30, 1999
-------------------------------------
Revenues from external customers ....    $ 89,387    $ 71,587    $   --          $160,974
Intersegmented revenues .............         176       8,671      (8,847)           --
                                         --------    --------    --------        --------
    Total revenues ..................      89,563      80,258      (8,847)        160,974

Operating Income (Loss) .............       5,912       5,305     (10,445)(1)         772

Total Assets ........................    $135,620    $153,176    $  8,824        $297,620

NINE MONTHS ENDED SEPTEMBER 30, 1998
-------------------------------------
Revenues from external customers ....    $115,494    $ 67,943    $   --          $183,437
Intersegmented revenues .............         306      13,120     (13,426)           --
                                         --------    --------    --------        --------
    Total revenues ..................     115,800      81,063     (13,426)        183,437

Operating Income (Loss) .............      17,008       6,190      (5,160)         18,038

Total Assets ........................    $147,897    $160,391    $  5,523        $313,811

(1) Includes special charge of $4,745 that relates the Specialty Chemicals Division. Excludes gain on the sale of the corporate headquarters building of $6,731, a gain on the disposition of TETRA Process Technologies of $28,829 and the cumulative effect of accounting change of $5,782, net of taxes.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1998.

      Total revenues for the quarter ended September 30, 1999 were $52.7 million, compared to $52.3 million in the prior period, an increase of $.4 million or 1%. Revenues from the Oil & Gas Services Division were $30.5 million, down approximately $1.8 million or 6% from the 1998 level of $32.3 million. The Division's operations continue to be negatively affected by the weak market conditions in the oil and gas industry. Specialty Chemicals Division revenues for the third quarter were $24.8 million, including intercompany, down 2% over the third quarter 1998 total of $25.2 million. The micronutrient business continued to improve over the prior year due to the WyZinCo/CoZinCo acquisition and continued market penetration, in spite of lower farm commodity prices. This was offset, however, by lost revenues resulting from the sale of TETRA Process Technologies.

      Gross profits were $11.7 million in 1999, compared to $12.7 million in 1998, a decline of $1 million or 9%. Gross profit as a percentage of revenues was 22% in 1999 versus 24% in 1998. Gross profits in the Oil & Gas Services Division continued to be adversely impacted by the oil and gas industry slow down, with reduced pricing and volume contributing to lower margin percentages. The Specialty Chemicals Division's gross profits and percentage decreased in the 1999 quarter over the 1998 quarter. Micronutrients' margins are down compared to the 1998 quarter due to increased costs associated with reduced production levels and lower pricing in feed markets. The sale of TETRA Process Technologies also contributed to reduced margins.

      General and administrative expenses were $9.8 million, down slightly from $10.1 million in the prior year.

      Operating income for the quarter ended September 30, 1999 was $1.9 million compared to income of $2.6 million in 1998. This change includes a decrease of $1.0 million due to lower gross margin rates, and a $0.3 million decrease in general and administrative expenses.

      Interest expense decreased during the current quarter compared to the prior year's quarter due to the long-term debt reduction from proceeds of the sale of TETRA Process Technologies.

      Net income for the quarter was $.2 million in 1999 compared to of $.4 million in 1998. Net income per diluted share was $0.02 in 1999 based on 13,612,000 average diluted shares outstanding and $0.03 in 1998 based on 13,784,000 average diluted shares outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1998.

      Total revenues for the period ended September 30, 1999 were $161 million, compared to $183.4 million in the prior year's period, a decrease of $22.4 million or 14%. Revenues from the Oil & Gas Services Division were $89.6 million, down approximately $26.2 million or 29% from the 1998 level of $115.8 million. The Division's revenue decline is the direct result of the reduction in drilling activity throughout the energy industry and the resulting pricing pressures that accompany it. This decline has been partially offset by the growth of the production testing business during the year. Specialty Chemicals Division revenues for the first nine months were $80.3 million, including intercompany, down slightly from the same nine month period of 1998 total revenues of $81.1 million. The Division's micronutrients operations, particularly the Fairbury, Nebraska plant, showed significant improvements in revenues as production volumes improved substantially and the Company regained its customer base following the EPA-related disruptions in 1997. The Micronutrients group also benefited from the acquisition of WyZinCo/CoZinCo. The revenue stream sold with the Process Technologies business also impacted the Division.

      Gross profits were $35.9 million in 1999, compared to $47.9 million in 1998, a decline of $12 million or 25%. Gross profit as a percentage of revenues was 22% in 1999 versus 26% in 1998. Gross profits in the Oil & Gas Services Division were down significantly as volumes declined and pricing pressures were realized from the general industry slow down. The Division's gross profits percentages were also down significantly from the prior year. The Specialty Chemicals Division's gross profits and percentage are comparable to prior years. Despite reductions in market conditions arising from reduced commodity pricing, Micronutrient margins have improved in 1999 due to lower production costs and the WyZinCo/CoZinCo-related acquisitions.

      General and administrative expenses were $30.4 million, up slightly from $29.8 million in the prior year due to inclusion of expenses from acquired operations and increased advertising costs.

      In January 1999, the Company acquired WyZinCo, Inc. and certain assets of CoZinCo, Inc. As a result of this acquisition, the Company has abandoned certain redundant assets and recorded a related asset impairment charge during the period of approximately $1.1 million.

      In March 1999, the Company was verbally notified of the early termination of a significant liquid calcium chloride contract. Under the terms of the contract, the Company will be required to terminate its operations at that location and vacate the facility within two years from the date of written notification. The Company is also required to remove all of its equipment and fixtures, at its own cost. As a result of the early termination of the contract, the Company recorded an impairment of these specific assets of approximately $1.4 million. As of September 30, 1999, the Company has not received written notification of termination.

      During the period, the Company also committed to certain actions that resulted in the impairment of other plant assets in the Company's Specialty Chemicals Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needs the previously existing dry plant and has subsequently dismantled it. An impairment charge of approximately $1.8 million was recorded. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter. The abandoned assets of both plant facilities were written off during the first quarter.

      Operating income for the period ended September 30, 1999 was $.8 million, compared to income of $18 million in 1998. This change includes the special charge of $4.7 million, a decrease of $5.8 million due to decreased volume, a net $6.1 million decrease due to the lower gross margin rates, and a $0.6 million increase in general and administrative expenses.

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

      Net income before cumulative effect of accounting change was $18.8 million in 1999 and $8.0 million in 1998. Net income per diluted share before the cumulative effect accounting change was $1.39 in 1999 based on 13,580,000 average diluted shares outstanding and $0.57 in 1998 based on 14,103,000 average diluted shares outstanding.

      The Company has adopted the American Institute of Certified Public Accountants STATEMENT OF POSITION 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, which requires that costs associated with start-up activities be expensed as incurred. Prior to 1999, the Company capitalized all costs incurred in connection with opening a new production facility. The effect of adopting SOP 98-5 was to record a cumulative effect of an accounting charge of $5.8 million, net of taxes, or $0.43 per share, to expense costs that had been previously capitalized.

      After the cumulative effect adjustments, the Company reported a net income of $13 million or $0.96 per share in 1999 compared to net income of $8 million in 1998 or $0.57 per share.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's investment in working capital, excluding cash and cash equivalents, decreased to $72.5 million at September 30, 1999 from $85.5 million at December 31, 1998. Working capital decreased $6.7 million with the sale of Process Technologies. Trade payables and accrued expenses increased $6.5 million during the period as a result of an increase in federal income taxes payable associated with the Process Technologies sale and liabilities acquired with the WyZinCo/CoZinCo acquisition.

      The Company has a general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by Bank of America. This line is available to fund working capital requirements, capital expenditures and future acquisitions. In the first quarter of 1999, the Company amended certain financial covenants of its credit agreement to provide for increased borrowing flexibility. The Company also received a waiver agreement from the bank for the sale of TETRA Process Technologies and its corporate headquarters. As of September 30, 1999, the Company has $1.6 million in letters of credit and $79.2 million in long-term debt outstanding against a $120 million line-of-credit, leaving a maximum net availability of $39.2 million, subject to other covenant restrictions. The line-of-credit matures in 2002.

      Major investing activities included the acquisition of WyZinCo, Inc., CoZinCo Sales, Inc. and certain assets of CoZinCo, Inc. for approximately $11.7 million cash and notes. The acquisition was funded primarily through the Company's credit facility and the sale of the corporate headquarters building. Proceeds from the building sale, $9.6 million, and from the sale of Process Technologies, $38.8 million, were used to reduce outstanding debt.

      Capital expenditures during the nine months ended September 30, 1999 totaled approximately $9.3 million. Significant components included production testing equipment for the Oil & Gas Services Division and various Specialty Chemicals Division projects, including the completion of construction of a new manganous oxide plant in Tampico, Mexico, completion of construction of a new liquid calcium chloride facility in West Virginia, and the construction of a new production process at the West Memphis, Arkansas bromide plant.

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

      The Company has completed its assessment of how it may be impacted by the Y2K issue and has commenced implementation of a comprehensive plan to address all known aspects of the issue.

      THE PLAN
      Employees of the Company have completed an evaluation of the effects the transition to Y2K could have on the products and services the Company provides, the processing capabilities of the Company's computers and other internal information systems, and non-informational systems which affect the Company's operational capabilities. The Company uses application software, including its accounting software, which has been certified by vendors as being Y2K compliant. Additionally, the Company's mainframe and network software has also been represented as Y2K compliant by the suppliers. In addition to management information systems, the Company's Y2K risks include those related to "embedded technology", such as micro-controllers. The Company has completed its assessment of these risks, which included surveying each of the Company's chemical production facilities to determine if any systems might be subject to disruptions. These systems include plant equipment and instrumentation and process equipment. These systems have been modified as required and are compliant. Accordingly, management does not believe that the Company's results of operations or financial condition will be materially affected by any future costs to make its management information system Y2K compliant.

      In addition the Company is in the process of evaluating the Y2K compliance of its significant suppliers. The Company's significant suppliers have received a written inquiry from the Company regarding the Y2K issue. To date, the Company has received responses from approximately 80% of the recipients of these letters, and the responses that have been received indicate that those suppliers do not anticipate significant interruptions in service to the Company. The Company anticipates the process of collecting and evaluating these written responses will be in effect for all of 1999 and may include follow-up telephone interviews and on-site meetings as considered necessary in the circumstances. The Company is not currently aware of any supplier who has known Y2K deficiencies that are expected to have a material adverse impact on the Company. The Company will be looking for alternative suppliers if circumstances warrant.

      COST
      The Company's preliminary estimate of the total cost for Y2K compliance is approximately $250,000, all of which has been incurred through October 1, 1999. These costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations or financial position.

      RISKS
      The Company believes that the Y2K issue will not pose significant operational problems for the Company. However, if all Y2K problems are not identified or corrected in a timely manner, there can be no assurance that the Y2K issue will not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, suppliers, or other parties. In addition, there can be no assurance that outside third parties, including customers, suppliers, utility and governmental entities will be in compliance with all Y2K issues. The Company believes that the most likely worst case Y2K scenario, if one were to occur, would be the inability of third party suppliers such as critical raw material suppliers, utility providers, telecommunication companies, transportation companies, and other critical suppliers to continue providing their products and services. The failure of these third party suppliers to provide on going services could have a material adverse impact on the Company's results of operations.

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

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

      Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, competitors, raw material suppliers, significant customers, environmental regulations, acquisitions or corporate combinations, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled "Certain Business Risks" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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


   (b)   Reports on Form 8-K

         (i) Form 8-K dated July 12, 1999 disclosing the disposition of TETRA Process Technologies and related pro forma financial information.

                                   SIGNATURES




        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TETRA Technologies, Inc.



Date: November 12, 1999                   By: /s/ GEOFFREY M. HERTEL
                                                  Geoffrey M. Hertel
                                                  Executive Vice President -
                                                  Finance and Administration
                                                  (Principal Financial Officer)


Date:  November 12, 1999                  By: /s/ BRUCE A. COBB
                                                  Bruce A. Cobb,
                                                  Corporate Controller
                                                  (Principal Accounting Officer)