Form 10-K405
period 1999-12-31
TETRA TECHNOLOGIES INC
filed 2000-03-30
CIK 844965

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

(Mark One)
     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
                                       or
     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from _____________________ to _____________________


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the common stock of TETRA Technologies, Inc. held by non-affiliates (based upon the March 28, 2000 closing sale price as reported by the New York Stock Exchange) ($12.44 per share) was approximately $167,568,455. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the common stock are assumed to be "affiliates".

      Number of shares outstanding of each of the issuer's classes of common stock, as of March 28, 2000 was 13,470,133 shares.

      Part III information is incorporated by reference from the proxy statement for the annual meeting of stockholders to be held May 19, 2000.

                                TABLE OF CONTENTS


                                     PART 1

Item 1.  Business......................................................   2

Item 2.  Properties....................................................  13

Item 3.  Legal Proceedings.............................................  14

Item 4.  Submission of Matters to a Vote of Security Holders...........  14


                                     PART II

Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters.................................  14

Item 6.  Selected Financial Data.......................................  15

Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  16

Item 7A. Quantitative and Qualitative Disclosures About Markets Risks..  20

Item 8.  Financial Statements and Supplementary Data...................  20

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  20


                                    PART III

Item 10. Directors and Executive Officers of the Registrant............  20

Item 11. Executive Compensation........................................  20

Item 12. Security Ownership of Certain Beneficial Owners and Management  21

Item 13. Certain Relationships and Related Transactions................  21


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K ...................................................  22

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


                                     PART I


Item 1.  Business.

     GENERAL

     TETRA Technologies, Inc. ("TETRA" or "the Company") is an energy services company with an integrated chemicals operation that supplies feedstocks to energy markets, as well as other markets.

     The Company's Oil & Gas Services Division markets chemical products, including those produced by the Chemicals Division, and systems to the oil and gas industry for use in well completion and workover operations in both domestic and international markets. It also provides associated on-site fluid engineering, fluid management and handling, and filtration services for completion and workover applications, as well as a line of specialty drilling fluids products. The Oil & Gas Services Division also offers oil and gas well abandonment/decommissioning services, production testing services and systems for minimizing or eliminating oil related wastes.

     The Company's Chemicals Division manufactures and markets chemicals to the energy, agriculture, water treatment, industrial, cement, food processing, ice melt and consumer products markets. The Division uses proprietary technologies to convert low-cost feedstocks into high quality commercial products. The Division's Chlorides group produces liquid and dry calcium chloride and also markets hydrochloric acid. The Micronutrients group manufactures and distributes zinc and manganese products to the feed and fertilizer markets, as well as calcium chloride-based agricultural products. The Division also markets a line of desiccant products, predominantly calcium chloride based, to the consumer products market under the trademark Damp Rid(R). The Bromine group manufactures and distributes calcium bromide, zinc bromide and sodium bromide to the energy and water treatment markets.

     During the fourth quarter of 1999, the Company implemented a strategic restructuring program to refocus its effort in the energy services business. This program will concentrate the Company's efforts on developing its oil and gas services business and will sell or consolidate non-core chemical operations. To achieve this strategy, the Company is actively pursuing the disposition of its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company has implemented plans to exit certain product lines and businesses which are not core to its new strategic direction. The remaining chemicals business will consist of a commodity products based operation, which principally supports the energy service markets. The Company has also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations.

      TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company's corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas, and its phone number is 281/367-1983.

     PRODUCTS AND SERVICES

            OIL & GAS SERVICES DIVISION.

            The Company's Oil & Gas Services Division markets its clear brine fluids systems to the oil and gas industry for use in well drilling, completion and workover operations in the United States and in international markets. The Division also provides associated on-site fluid engineering, fluid management and handling, and filtration services. The Oil & Gas Services Division also offers oil and gas well abandonment/decommissioning, production testing services and process services.

            DRILLING AND COMPLETION FLUIDS SYSTEMS

            The liquid calcium chloride, zinc bromide and calcium bromide produced by the Chemicals Division are referred to as clear brine fluids ("CBFs") in the oil and gas industry. CBFs are solids-free, clear salt solutions that, like conventional drilling "muds", have high specific gravities and are used as weighting fluids to control bottom-hole pressures during oil and gas completion and workover activities. The use of CBFs increases production by reducing the likelihood of damage to the well bore and productive pay zone. CBFs are particularly important in offshore completion and workover operations due to the increased formation sensitivity, much greater investment necessary to drill offshore, and the consequent higher cost of error. CBFs are distributed through the Company's Oil & Gas Services Division and they are also sold to other companies who service customers in the oil and gas industry.

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

            The Division's PayZone(R) Drill-In Fluids systems use clear brine fluids as the basis for this line of specialized drilling fluid systems, some of which were recently patented. These systems are used during drilling, completing, underreaming, reentry and workover operations through the sensitive pay zone of the well, to increase oil and gas recovery. The Division's ACT clean-up systems (patent pending) are designed to quickly and uniformly clean up drill-in fluids filtercake from the payzone to increase oil and gas production.

            WELL ABANDONMENT/DECOMMISSIONING

            The Oil & Gas Services Division's well abandonment business provides services for depleted oil and gas wells onshore, in inland waters, and offshore Texas and Louisiana. The Division first entered this business in 1994 in an effort to expand the services offered to its customers and to capitalize on existing personnel, equipment and facilities along the Louisiana and Texas Gulf Coast. The well abandonment business was significantly expanded in 1996 with the purchase of the assets of Culberson Well Service in Texas and Inland Rigs in Louisiana. This business, which has operating hubs in Bryan, Rosenberg and Victoria, Texas and Lafayette and Houma, Louisiana, operates onshore rigs, barge-mounted rigs, a jack-up rig, a platform rig, and offshore rigless packages. In 1997, the Division further expanded this business through the acquisitions of Perfco Wireline, Inc. and a related company, which were involved in the electric wireline service business. These operations provide pressure transient testing, reservoir evaluation, well performance evaluation, cased hole and memory production logging, perforating, bridge plug and packer service, and pipe recovery to major oil companies operating in the Gulf of Mexico. The Company continued to expand its well abandonment services business in 1997 by acquiring an oilfield tubular goods sales, reconditioning and service business from Posey Pipe and Equipment Company. Well abandonment services are marketed through nine service facilities in Houma and Lafayette, Louisiana and Alice, Bryan, Rosenberg, Edinburg, Laredo, Midland and Victoria, Texas.

            PRODUCTION TESTING

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

            PROCESS SERVICES

            The Division also provides oil recovery and residuals separation and recycling services to approximately 17% of the existing petroleum refining capacity in the United States. This group utilizes various technologies, including a proprietary thermal desorption and recovery technology and various separation technologies, such as centrifuges and filter presses. These technologies are used to separate, collect and recycle oil and water from petroleum residuals. The Process Services Group typically builds, owns and operates fixed systems on its customers' sites to provide these services under long-term contracts. The group has begun to offer these services internationally, and to related domestic and international markets including hydrocarbon exploration, production and transportation.


      CHEMICALS DIVISION.

      The principal operations of the Chemicals Division are the manufacture and marketing of various commercial chemical products. The Division has eleven chemical facilities that focus on three primary product lines: calcium chloride, bromine products and micronutrients. These plants primarily convert low-cost, low-value raw materials produced by industrial chemical manufacturing processes into high quality products. The Division also markets a line of desiccant products that incorporates dry calcium chloride to the consumer products market to reduce mold and mildew odors.

            CHLORIDES

            The Chlorides group has four facilities that convert co-product hydrochloric acid from nearby sources into various liquid and dry calcium chloride products. These operations are located near Lyondell's Lake Charles, Louisiana TDI plant; Shell's Norco, Louisiana epoxy resins plant; Vulcan's Wichita, Kansas chlorinated solvents plant; and DuPont's Parkersburg, West Virginia fluoromonomer plant. Some of these facilities consume feedstock from other sources as well. Dry calcium chloride is produced at the Company's Lake Charles plant. With production capacity of at least 100,000 tons of dry product per year, the Lake Charles plant can produce both 80% and 97% calcium chloride products. The Company also has a solar evaporation plant located in Amboy, California, which produces liquid calcium chloride from underground brine reserves to supply the Western States markets.

            The Chemicals Division also manufactures a line of desiccant products at its Orlando, Florida plant for distribution into the consumer products market. These products, marketed under the trademark DampRid(R), reduce mold and mildew odors. The primary ingredient in these products is dry calcium chloride. This acquisition has enabled the Division to vertically integrate its dry calcium chloride business and access the consumer products markets.

            BROMINE

            The Bromine group manufactures and distributes elemental bromine, zinc bromide, calcium bromide and sodium bromide. The West Memphis, Arkansas facility produces calcium bromide and zinc bromide using zinc-containing sludges from electroplating operations and low-cost hydrobromic acid. The West Memphis facility was recently expanded and can now use bromine and other sources of zinc as raw materials. The Company was awarded a U.S. patent on this new production process. The expanded plant became operational during the first quarter of 1999, substantially increasing the facility's capacity while producing a higher quality product.

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

            The Company also owns a plant in Magnolia, Arkansas that is designed to produce calcium bromide. Approximately 33,000 gross acres of bromine containing brine reserves are under lease in the area of the plant to support its production. The plant is not currently in operation, and the Company continues to evaluate its strategy related to these assets and its developing bromine and derivatives business.

            MICRONUTRIENTS

            The Division's Micronutrients group manufactures and distributes calcium chloride-based agricultural products and zinc and manganese sulfate micronutrients. These micronutrients are widely used to provide trace minerals to meet the nutritional needs of animals and plants. Production facilities are located in Tampico, Mexico, Fairbury, Nebraska, and Cheyenne, Wyoming. The Tampico plant produces manganese sulfate using manganous oxide and sulfuric acid. The Fairbury and Cheyenne plants produce zinc sulfate using secondary zinc raw materials and sulfuric acid.

            In January 1999, the Company expanded its presence in the micronutrients business with the acquisition of WyZinCo Inc., which has a zinc sulfate manufacturing plant in Cheyenne, Wyoming, and certain assets of Cozinco, Inc. These newly acquired assets manufacture zinc sulfate from secondary zinc sources and sulfuric acid. Expansion of the Tampico plant was completed in early 1999 to include a new manganous oxide production facility, which the Company believes will provide lower-cost raw material manganous oxide to the manganese sulfate plant, and will also produce a higher assayed manganese sulfate product. This expansion is designed to increase the manganese sulfate production capacity by 20%, provide a higher grade 32% manganese sulfate product, and permit the sale of manganous oxide.

            This group also markets calcium chloride-based agricultural products that is an efficient vehicle for delivering calcium to plants and, when combined with nitrogen-based fertilizers, increases the efficiency of nitrogen fertilizers. These calcium chloride and nitrogen products are sold as liquid blends under a variety of trademarks, including N-CAL(R), Hi-Cal(R) and Sodex(R). In early 1999 the Company was awarded a US patent on a moisture-resistant dry calcium chloride and urea product. The Micronutrients group is evaluating the market potential of this new product.


      SOURCES OF RAW MATERIALS

            OIL & GAS SERVICES DIVISION.

            The Oil & Gas Services Division purchases calcium chloride, calcium bromide and zinc bromide CBFs from the Chemicals Division for resale to its oil and gas customers. The Oil & Gas Services Division recycles zinc and calcium bromide CBFs repurchased from its oil and gas customers. The Division also purchases CBFs from two domestic and one foreign manufacturer.

            CHEMICAL DIVISION.

            Some of the primary sources of raw materials for the Chemicals Division are low-cost chemical co-product streams obtained from chemical manufacturers.

            At the Norco, Louisiana, Wichita, Kansas, Lake Charles, Louisiana, and Parkersburg, West Virginia calcium chloride production plants, the principal raw material is co-product hydrochloric acid produced by other chemical companies. The Company has written agreements with those chemical companies regarding the supply of this raw material, but believes that there are numerous alternative sources of supply. During 1999, the Company received written notice to terminate the Shell Norco plant supply agreement with the Company, which will run through December 2001. The Company plans on using alternate production facilities and sources to meet their market demands of liquid calcium chloride. The Company produces calcium chloride at its Amboy facility from brine recovered from underground wells. These brines are deemed adequate to supply the Company's foreseeable need for calcium chloride in that market area. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. The Company uses a proprietary process that permits the use of less expensive limestone, while maintaining end-use product quality. The Company purchases limestone from several different sources.

            To produce zinc bromide and calcium bromide at its West Memphis facility, the Company uses hydrobromic acid, bromine, zinc sludges, and other sources of zinc raw materials. The Company has one internal source of bromine and several external sources of co-product hydrobromic acid. The Company uses a proprietary and patented process that permits the use of cost advantaged raw materials, while maintaining high product quality.

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

            The Division's Micronutrients' plants purchase co-product sulfuric acid from a variety of sources, one of which is under a long-term contract. The Fairbury plant and the Cheyenne plant are capable of utilizing various forms of secondary zinc, primarily co-products of the galvanizing industry, which it obtains from a variety of sources. The Tampico plant utilizes manganous oxide, which it obtains from one internal and numerous external sources.

      MARKET OVERVIEW AND COMPETITION

            OIL & GAS SERVICES DIVISION.

            The Oil & Gas Services Division markets and sells clear brine fluids, drilling and completion fluids systems, and related products and services to major oil and gas exploration and production areas worldwide. Current foreign areas of market presence include the North Sea, Mexico, South America, the Far East and West Africa. The

Division's principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Halliburton, Inc., M.I. Drilling Fluids, a subsidiary of Smith International, Inc., Ambar Chemical, Inc. and OSCA, Inc., a subsidiary of Great Lakes Chemical Corporation. This market is highly competitive and competition is based primarily on service, availability and price. Although all competitors provide fluid handling, filtration and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete very successfully with all companies. Because of the significant use of CBFs in deeper natural gas and offshore well completions and workovers, a modest change in drilling in these areas could have a material impact on the profitability of both the Chemicals and Oil & Gas Services Divisions. Major customers of the Oil & Gas Services Division include Shell Oil Company, Texaco, Baker Hughes Inteq, Amerada Hess, BP Amoco, Oryx Energy, Elf Acquitane, Chevron USA, Phillips Petroleum Company, Conoco USA, Vastar Resources and Coastal Oil & Gas.

            The Division's well abandonment/decommissioning services group markets its services to major oil and gas companies, independent operators, and state governmental agencies. Major customers include Texaco, Exxon/Mobil, Shell, Chevron, BP Amoco, Fina, Conoco, Union Pacific Resources, El Paso, Louisiana Conservation Commission and the Railroad Commission of the State of Texas. The geographical scope of these services include the upper and lower Gulf Coast regions of Texas, South Texas, West Texas, East Texas, Louisiana, Gulf Coast inland waterways and the shallow, state waters of the Gulf of Mexico. The Company's principal competitors in this business include Superior Energy Services, Inc., Apollo and Cross Offshore Corp. This market is highly competitive and competition is based primarily on service, availability and price. The Division believes its focus on core competency in well abandonment operations has allowed it to better provide the complete portfolio of equipment, experience and administration required to manage its customers' needs.

            Competitors of the Division's Production Testing group include Fesco, Key Energy Group, TriTech and Clemenson. Major customers include Conoco, Pioneer, Fina, Shell, Chevron, Coastal, Enron, Houston Exploration, Texaco, Union Pacific Resources and Pemex, the national oil company in Mexico.


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

            The Bromine group sells elemental bromine and several brominated derivative products in North America to customers in the oil and gas industry (as completion fluids) and the water treatment industry (as biocides). Major competitors include Great Lakes Chemical Company, Albermarle and Dead Sea Bromine.

            The Micronutrients group sells zinc and manganese sulfate as plant micronutrients to numerous agricultural distributors, including fertilizer manufacturers, in the United States and in Mexico and several other foreign countries. The group sells zinc sulfate and manganese sulfate as animal feed micronutrients to major trace mineral pre-mix manufacturers in the United States, as well as to a number of smaller distributors. These markets are highly competitive, with major domestic competitors including Fritt Industries, Old Bridge, Bay Zinc and Sims. The Company also competes against Chinese and Mexican producers of these products.

OTHER BUSINESS MATTERS

      MARKETING AND DISTRIBUTION

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

      The Chemicals Division markets its products and services through offices and sales agents in Arizona, California, Colorado, Connecticut, Florida, Georgia, Nebraska, Pennsylvania, Texas, Wyoming and Mexico, as well as through a network of distributors located throughout the Midwest, West, Northeast, Southeast and Southwest. To service these distributors, the Division has over two dozen distribution facilities strategically located to provide efficient, low-cost product availability. Damp Rid(R) products are marketed through sales agents to various mass merchandisers, hardware and home centers and grocery and drug stores in the U.S. and internationally through distributors. The Bromine group markets its products directly and through distributors and sales agents.

      BACKLOG

      In most of the Company's operations, its products are shipped or services rendered shortly after receipt of the order; accordingly, the level of backlog is not indicative of corporate sales activity. On December 31, 1999, the Company had an estimated backlog of work of $44.6 million, of which approximately $20.6 million is expected to be billed during 2000. On December 31, 1998, the Company had an estimated backlog of $30.1 million.

      EMPLOYEES

      As of December 31, 1999, the Company had 1,383 employees. None of the Company's U.S. employees are presently covered by a collective bargaining agreement. However, in 1998 the employees of the Company's Lake Charles, Louisiana calcium chloride production facility elected to be represented by the Paper, Allied Industrial, Chemical and Energy Workers International union, and representatives of the Company and that union are in the process of negotiating a collective bargaining agreement. The Company believes that its relations with its employees are good.

      PATENTS, PROPRIETARY TECHNOLOGY AND TRADEMARKS

      The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for appropriate technology. As of December 31, 1999, the Company owned or licensed 16 issued U.S. patents, had 10 patents pending in the U.S., had 1 issued foreign patent and 9 foreign patents pending. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2017. The Company has elected to maintain certain other internally developed technologies, know-how and inventions as trade secrets. While the Company believes that the protection of its patents and trade secrets is important to its competitive positions in its businesses, the Company does not believe any one patent or trade secret is essential to the success of the Company.

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

      ENVIRONMENTAL REGULATION

      Various environmental protection laws and regulations have been enacted and amended during the past three decades in response to public concerns over the environment. The operations of the Company and its customers are subject to the various evolving environmental laws and corresponding regulations, which are enforced by the US Environmental Protection Agency and various other federal, state and local environmental authorities. Similar laws and regulations designed to protect the health and safety of the Company's employees and visitors to its facilities are enforced by the US Occupational Safety and Health Administration and other state and local agencies and authorities. The Company must comply with the requirements of environmental laws and regulations applicable to its operations, including the Federal Water Pollution Control Act of 1972, the Resource Conservation and Recovery Act of 1976 ("RCRA"), the Clean Air Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendments and Reauthorization Act of 1986, the Federal Insecticide, Fungicide, and Rodenticide Act of 1947, Hazardous Materials Transportation Act of 1975, and Pollution Prevention Act of 1990. The Company is also subject to the applicable environmental and health and safety rules and regulations of the local, state and federal agencies in Mexico for its Sulfamex operation in Tampico, Mexico and in those foreign countries in which its Oil & Gas Services Division operates. Many state and local agencies have imposed environmental laws and regulations with stricter standards than their federal counterparts. The Company and its customers and suppliers are affected by all these regulatory programs.

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

            Much of the Company's growth strategy, particularly in its chemicals operations, depends upon its ability to sell its products in markets in which it is not now well-established or to customers it does not now serve. There is no assurance that the Company's efforts to penetrate these markets will be successful.

            The Company's micronutrients business can also be significantly affected by fluctuations in farming activity and weather conditions throughout the farm belt. Worldwide commodity prices can influence what crops are planted and, accordingly, the types of fertilizer applications that are employed. Extreme weather conditions can also delay and sometimes postpone crop planting.

            COMPETITION

            The Company encounters and expects to continue to encounter intense competition in the sale of its products. The Company competes with numerous companies in its chemicals and oil and gas operations and with numerous companies in its process technologies operations. Many of the Company's competitors have substantially greater financial and other resources than the Company, including certain governmentally owned or operated competitors. To the extent these competitors offer comparable products or services at lower prices, or higher quality and more cost-effective products or services, the Company's business could be materially adversely affected.

            SUPPLY OF RAW MATERIALS

            The Company sells a variety of clear brine fluids, including brominated clear brine fluids such as calcium bromide, zinc bromide and sodium bromide, and other brominated products, some of which are manufactured by the Company and some of which are purchased from third parties. The Company also sells calcium chloride, as a clear brine fluid and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to the Company's revenues. In its manufacture of calcium chloride, the Company uses hydrochloric acid and other raw materials purchased from third parties. In its manufacture of brominated products, the Company uses bromine, hydrobromic acid and other raw materials, including various forms of zinc, that are purchased from third parties. The Company acquires brominated products from a variety of third party suppliers. In its manufacture of zinc and manganese sulfate, the Company uses sulfuric acid and various sources of zinc and manganese. If the Company was unable to acquire the brominated products, sulfuric, hydrobromic or hydrochloric acid, zinc or any other raw material supplies for a prolonged period, the Company's business could be materially adversely affected.

            POTENTIAL LIABILITY FOR ENVIRONMENTAL OPERATIONS; ENVIRONMENTAL REGULATION

            The Company's operations are subject to extensive and evolving Federal, state and local laws and regulatory requirements, including permits, relating to environmental affairs, health and safety, waste management and the manufacture, storage, handling, transportation, use and sale of chemical products. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants to scrutiny. The Company's business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although the Company maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to environmental damage or pollution. The Company maintains a limited amount of environmental liability insurance covering named locations and environmental risks associated with contract services for oil and gas operations and refinery waste treatment operations. The Company could be materially adversely affected by an enforcement proceeding or a claim that was not covered or was only partially covered by insurance.

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

            RELIANCE ON SIGNIFICANT CUSTOMERS

            In 1999 and 1998, no customers accounted for more than 10% of consolidated revenues. In 1997 one customer who generated revenues of $22 million accounted for more than 10% of consolidated revenues.

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

ITEM 2.  PROPERTIES.

      The following table sets forth certain information concerning facilities leased or owned by the Company as of December 31, 1999. The Company believes its facilities are adequate for its present needs.


  DESCRIPTION                        LOCATION      APPROXIMATE SQUARE FOOTAGE(1)
  -----------                        --------      -----------------------------

Oil and gas distribution facilities. Texas - eleven locations          1,262,700
                                     Louisiana - six locations           732,200
                                     United Kingdom - various locations   92,000
                                     Mexico - various locations           30,000
                                     Nigeria                              28,000
                                     Venezuela                            16,000
                                     Norway - various locations           15,000
                                     Colombia                             11,500

Process Services offices
  and service center................ The Woodlands, Texas                  6,000
                                     Houston, Texas                       23,000

Process Services facilities......... Texas - six locations                92,000
                                     Delaware                             20,000
                                     Louisiana                            12,000
                                     Illinois                              7,400

Chemical plant facilities........... Amboy, California        59 square miles(2)
                                     Cheyenne, Wyoming                  14 acres
                                     Lake Charles, Louisiana             751,500
                                     West Memphis, Arkansas              697,800
                                     Tampico, Mexico                     353,800
                                     Magnolia, Arkansas                  120,000
                                     Parkersburg, West Virginia          106,300
                                     Fairbury, Nebraska                   90,000
                                     Norco, Louisiana                     85,200
                                     Orlando, Florida                     35,800
                                     Wichita, Kansas                      19,500
                                     Ludington, Michigan                  10,000

Laboratory.......................... The Woodlands, Texas                 26,000

Headquarters........................ The Woodlands, Texas                 55,000


-------------

(1) Includes real property and buildings unless otherwise noted.
(2) Includes solar evaporation ponds.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is a named defendant in numerous lawsuits and a respondent in certain other governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect those matters to have a material adverse impact on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 1999.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

        PRICE RANGE OF COMMON STOCK

      The Common Stock traded on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") from the Company's initial public offering on April 3, 1990 through October 13, 1997 under the trading symbol "TTRA." On October 15, 1997 the Common Stock began trading on the New York Stock Exchange under the symbol "TTI." As of March 24, 2000 there were approximately 3,130 holders of record of the Common Stock. The following table sets forth the high and low closing sale prices of the Common Stock for each calendar quarterly period in the two years ended December 31, 1999, as reported by the New York Stock Exchange. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                           HIGH        LOW
1999                                      ------      ------
   First Quarter....................      $10.63        6.38
   Second Quarter...................        9.75        6.80
   Third Quarter....................       11.99        8.06
   Fourth Quarter...................       10.20        6.40

1998
   First Quarter....................      $24.75      $19.75
   Second Quarter...................       25.38       16.00
   Third Quarter....................       16.25       11.50
   Fourth Quarter...................       13.75        8.00




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

ITEM 6. SELECTED FINANCIAL DATA.

                                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                1999             1998          1997             1996          1995
                                              ---------        ---------     ---------        ---------     ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Revenues ...............................    $ 215,301        $ 238,468     $ 219,413        $ 160,790     $ 113,468
  Gross profit ...........................       45,937           60,435        62,982           48,644        37,655
  Operating income (loss) ................       (3,022)(1)       21,380        25,037(2)        20,781        13,430
  Interest expense .......................       (7,756)          (6,458)       (3,305)          (1,250)         (159)
  Interest income ........................          388              172           305              198           959
  Other income (expense), net ............          (81)            (478)        1,065              779           330
  Net income, before cumulative effect
    of accounting change .................       16,014(3)         8,898        13,936           13,137         9,366
  Net income per share, before cumulative
    effect of accounting change ..........    $    1.18        $    0.66     $    1.05        $    1.02     $    0.74
  Average shares .........................       13,524           13,561        13,297           12,873        12,693
  Net income per diluted share, before
    cumulative effect of accounting change    $    1.18        $    0.64     $    0.98        $    0.97     $    0.72
  Average diluted shares .................       13,576           13,994        14,189           13,545        13,069

(1) Includes special charge of $4,745 and restructuring charge of $2,320.
(2) Includes unusual charges of $3.0 million.
(3) Includes gain on the sale of administrative building of $6,731 and gain of sale of business of $29,629.

                                                                       YEAR ENDED DECEMBER 31,
                                              -----------------------------------------------------------------------
                                                1999             1998          1997             1996          1995
                                              ---------        ---------     ---------        ---------     ---------
BALANCE SHEET DATA
  Working capital ........................    $ 74,706         $ 88,299      $ 68,076         $ 37,398      $ 30,088
  Total assets ...........................     290,636          311,008       263,792          178,506       129,921
  Long-term liabilities ..................      94,313          129,066        92,364           31,756         9,364
  Stockholders' equity ...................     149,421          139,322       129,580          108,022        89,286


      The net income per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share, see the notes to the consolidated financial statements.

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

                                        PERCENTAGE OF REVENUES            PERIOD-TO-
                                        YEAR ENDED DECEMBER 31,         PERIOD CHANGE
                                       -------------------------       ---------------
                                                                       1999       1998
                                                                        VS         VS
                                       1999       1998      1997       1998       1997
                                       ----       ----      ----       ----       ----
Revenues ........................      100.0%     100.0%    100.0%     (9.7)%     (8.7)%
Cost of Revenues ................       78.7       74.7      71.3      (4.9)     (13.8)
Gross profit ....................       21.3       23.3      28.7     (24.0)       4.0
General & administrative expenses       19.4       16.4      17.3       7.3       (2.9)
Special and restructuring charges        3.3       --        --       100.0       --
Operating income ................       (1.4)       9.0      11.4    (114.1)      14.6
Gain of sale of building and TPT
  business ......................       16.8       --        --       100.0       --
Interest expense ................        3.6        2.7       1.5      20.0      (95.4)
Interest income .................        0.2        0.1       0.1     125.6       43.6
Other income/expense, net .......       --          0.2       0.5     (83.1)    (144.9)
Income before income taxes and
cumulative effect of accounting
change ..........................       12.0        6.1      10.5      77.1       36.7
Income before cumulative effect
   of accounting change .........        7.4        3.7       6.4      80.0       36.2
Cumulative effect of accounting
change, net of tax ..............        2.6       --        --       100.0       --
Net income ......................        4.8        3.7       6.4      15.0       36.2


      1999 COMPARED TO 1998

      Total revenues for the year ended December 31, 1999 were $215.3 million compared to $238.5 million in 1998, a decrease of $23.2 million or 9.7%. Revenues from the Oil & Gas Services Division were $120.6 million, down $28.4 million or 19.1%, from the 1998 level of $149.0 million. The Division's revenue decline is the direct result of the reduction in drilling activity throughout the energy industry and the resulting pricing pressures that accompany it. The international operations and the Gulf Coast offshore business were both off approximately 30% from the prior year. The onshore business was down only about 10%, primarily on the strength of the Inland Water plug and abandon and wireline businesses. Chemicals Division revenues for the year were $108.2 million, including inter company, compared to $106.7 million in 1998. During the year, the Company sold its Process Technologies business (TPT), which generated $4.1 million in revenues in 1999 and $15.6 million in 1998. Revenues of the Division improved approximately $13.0 million, excluding TPT, with the majority coming in the Micronutrients group. With the acquisition of the CoZinCo assets and WyZinCo stock, the micronutrients business expanded significantly. Additionally, production volumes at the Fairbury, Nebraska plant also improved substantially from prior years. The Division's calcium chloride business also showed improved revenues over the prior year.

      Gross profits for the year were $45.9 million, down $14.5 million or 24% from $60.4 million in 1998. Gross profits in the Oil & Gas Services Division were down significantly as volumes declined and pricing pressures were realized from the general industry slow down. The Division's gross profits percentages also suffered significantly from these business conditions. The Chemicals Division gross profits, excluding TPT, increased slightly year-to-year. Most of this increase was in the Micronutrients group, which benefitted from lower production costs and the WyZinCo/CoZinCo acquisitions. Gross profits in the calcium chloride products was down slightly due to the planned shutdown of the Lake Charles dry plant to reduce inventory levels.

      General and Administrative expenses were $41.9 million in 1999 compared to $39.1 in 1998, an increase of $2.8 million. Oil & Gas Services Division expenses were relatively flat year-to-year. Chemicals Division expenses increased in the Micronutrients group due to the CoZinCo/WyZinCo acquisition and in the Damp Rid consumer products group due to additional expenses related to an expanded advertising program.

      In March 1999, the Company was verbally notified of the early termination of a significant liquid calcium chloride contract. The Company was subsequently notified in writing. Under the terms of the contract, the Company is required to terminate its operations at that location and vacate the facility within two years from the date of written notification. The Company is also required to remove all of its equipment and fixtures, at its own cost. As a result of the early termination of the contract, the Company recorded an impairment of these Chemicals Division assets of approximately $1.4 million. These assets are currently in service through the end of the contract.

      Also during the first quarter of 1999, the Company committed to certain actions that resulted in the impairment of other plant assets in the Company's Chemicals Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needs the previously existing dry plant and has subsequently dismantled it, resulting in an impairment charge of approximately $1.8 million. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter. The abandoned assets of both plant facilities were written off during the first quarter. Finally, the Company recognized the impairment of certain micronutrients' assets totaling approximately $1.1 million. These assets were deemed impaired with the acquisition of the WyZinCo Company and the CoZinCo assets and were written off during the first quarter.

      During the fourth quarter of 1999, the Company implemented a strategic restructuring program to refocus its effort in the energy services business. This program will concentrate the Company's efforts on developing its oil and gas services business and will sell or consolidate non-core chemical operations. To achieve this strategy, the Company is actively pursuing the disposition of its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company has implemented plans to exit certain product lines and businesses which are not core to its new strategic direction. The remaining chemicals business will consist of a commodity products based operations, which significantly supports the energy service markets. The Company has also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations.

      As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999, as detailed below:
                                                DECEMBER 31, 1999
                                               -------------------
                                                 (IN THOUSANDS)
                                                         LIABILITY
                                               EXPENSE    BALANCE
                                               -------    ------
               Involuntary termination costs    $1,170    $1,170
               Contractual costs ...........       760       760
               Exit costs ..................       390       390
                                                ------    ------
                                                $2,320    $2,320
                                                ======    ======

      Involuntary termination costs consist of severance costs associated with the termination of six management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge, approximately $1.8 million is associated with the Chemicals Division, $0.1 million with the Oil & Gas Services Division and $0.6 million with corporate administrative activities. The majority of the costs are expected to be paid within the next 18 months and will be funded using cashflow from operations. These restructuring activities may result in additional expenses to be incurred in 2000, which the Company is unable to quantify at this time.

      Operating income for the year ended December 31, 1999 was a loss of $3.0 million compared to $21.4 million of income in 1998. The drop in earnings year-to-year reflects the significant drop in the energy services markets, loss of earnings associated with the sale of TPT, special charges of $4.7 million and a restructuring charge of $2.3 million.

      In March 1999, the Company sold its corporate headquarters building realizing a pretax gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building.

      In July 1999, the Company sold its Process Technologies business for $38.8 million. Of these proceeds, $2.0 million was escrowed and could be used to satisfy certain claims asserted by the buyer within the first year after the sale. The Company does not anticipate any such claims. The sale, which was effective May 1, generated a pretax gain of $29.6 million. The proceeds were used to reduce long-term bank debt. TPT is in the waste and potable water treatment business and was operated as part of the Chemicals Division. It had sales of $4.1 million in 1999, $15.6 million in 1998 and $11.4 million in 1997.

      Interest expense increased in 1999 to $7.8 million, reflecting an increase in long-term debt during the first half of the year and a reduction in capitalized interest in 1999 due to a reduction in constructed assets. Proceeds from the TPT and building sale were used to reduce long-term debt.

      Income before cumulative effect of accounting change was $16.0 million in 1999 compared to $8.9 million in 1998, an increase of $7.1 million. Net income per diluted share before cumulative effect of accounting change was $1.18 in 1999 on 13,576,000 average diluted shares outstanding and $0.64 in 1998 on 13,994,000 average diluted shares outstanding.

      In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions of the SOP 98-5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999.

      Net income for the year was $10.2 million compared to $8.9 million in the prior year. Net income per diluted share was $0.75 in 1999 on 13,576,000 average diluted shares outstanding and $0.64 in 1998 on 13,994,000 average diluted shares outstanding.


      1998 COMPARED TO 1997

      For the year ended December 31, 1998, total revenues were $238.4 million, up $19.0 million or 9% over the 1997 total of $219.4 million. The Oil & Gas Services Division's revenues of $149.0 million were up slightly over the prior year's total of $147.8 million. While the entire Division suffered from the current dramatic decline in the oil and gas industry, the Division's well abandonment business was significantly impacted as the major oil companies initiated substantial delays in well abandonment operations. Offshore revenues also dropped year-to-year, reflecting the slow down in drilling activity in the Gulf. The Division's international operations showed a slight increase in revenues due to increased activity in Norway, Venezuela and Mexico. The production testing business also generated increased revenues over last year. Revenues of the Chemicals Division were up approximately 23% over 1997 from $87.0 million, including intercompany, to $106.7 million in 1998. Despite weak winter snow and ice melt demand and the decline in the oil and gas markets, the Division's 1998 chloride and bromide revenues matched 1997 levels. The Division's micronutrients operations, particularly the American Microtrace Fairbury plant, showed significant improvement in revenues as product volumes are approaching planned capacity levels and the customer base is re-established following the EPA related disruptions in 1997. The Division's consumer products business also reflected revenue increases resulting from new product introduction and market penetration. The Process Technologies business increased over the prior year as well, reflecting a significant increase in wastewater, deep bed filtration and denitrification business. The Division's revenues were also impacted favorably from the inclusion of the now wholly-owned TETRA Process Services.

      Gross profits were $60.4 million in 1998 compared to $63.0 million in 1997, for a decrease of $2.6 million or 4%. The gross profit margin percentage from operations was 25.3% in 1998 versus 28.7% in 1997. The Chemicals Division's gross profit percentage was comparable to the prior year. Substantially improved volumes and pricing at American Microtrace helped offset reduced margins in the calcium chloride product line, which were caused by market pricing pressures and product mix. The profit percentage was also down in the Process Technologies group due to project and revenue mix. The gross profit percentage of the Oil & Gas Services Division declined in response to the slowdown in the well abandonment business and pricing pressures in the offshore Gulf Coast business.

      General and administrative expenses were $39.1 million in 1998 compared to $37.9 million in 1997, for an increase of $1.2 million or 3%. The 1997 period includes the write-off of $2.2 million associated with American

Microtrace operations. General and administrative costs increased predominantly in support of expanded international operations of the Oil & Gas Services Division and for increased advertising of consumer products in the Chemicals Division. The Oil & Gas Services Division has continued to implement various cost-cutting and expense control measures, including personnel reduction, in an effort to keep its G & A costs in line with its anticipated revenue levels. These measures are reflected in the fact that the Division's 1998 fourth quarter G & A costs, excluding international operations, are down from the prior year's quarter. The inclusion of expenses associated with acquired operations also accounted for a portion of the increase. G & A expenses as a percentage of revenues decreased from 17% in 1997 to 16% in 1998.

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

      For the twelve months ending December 31, 1998, net income was $8.9 million, down 36% from the $13.9 million reported in 1997. Net income per diluted share was $0.64 in 1998 on 13,994,000 average diluted shares outstanding compared to earnings in 1997 of $0.98 based on 14,189,000 average diluted shares outstanding


      LIQUIDITY AND CAPITAL RESOURCES

      The Company's investment in working capital, excluding cash, cash equivalents and restricted cash , decreased to $68.5 million at December 31, 1999 from $85.5 million at December 31, 1998. Working capital decreased $6.7 million with the sale of TETRA Process Technologies. Trade payables and accrued expenses increased $3.0 million during the period as a result of an increase in federal income taxes payable associated with the TPT sale and liabilities assumed with the WyZinCo/CoZinCo acquisition. Accounts receivable decreased $2.2 million due to reduced business in the energy services markets and reduced 1999 year-end activity in Micronutrients. Inventories were reduced $2.4 million, principally in the calcium chlorides group. Changes in trade payable and expenses, accounts receivable and inventories are net of 1999 acquisitions.

      To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by Bank of America. As of December 31, 1999, the Company has $1.6 million in letters of credit and $75.2 million in long-term debt outstanding against a $120 million line-of-credit. The line-of-credit matures in 2002.

      The Company's credit facility, which is unsecured, is subject to common financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. As of December 31, 1999, the Company was in violation of certain financial covenants of its credit agreement but has received a waiver agreement from the banks. The Company has a binding commitment from the banks to amend its current credit facility. This amended credit line will include an asset-based component of up to $50 million and a $50 million term component secured with property and equipment. The Company believes this new credit facility will meet all its capital and working capital requirements. The new financial covenants, which are effective December 31, 1999, are consistent with its 2000 business plan.

      In January 1999, the Company purchased the assets of WyZinCo and CoZinCo, Inc. for approximately $11.7 million in cash and notes. The acquisition, which included a zinc sulfate plant in Cheyenne, Wyoming and certain assets of a second zinc sulfate plant located in Salida, Colorado, significantly expanded the Company's micronutrients business. The purchase was partially funded by drawing from the Company's credit facility. The Company also used a portion of the cash generated from the sale of its corporate headquarters building to fund the acquisition. The sale was completed in March 1999. The building was sold for approximately $9.7 million, with a subsequent ten-year lease for space in the building executed by the Company with the new owner. The Company also used a portion of the proceeds to pay down a portion of its long-term debt.

      Capital expenditures during the twelve months ended December 31, 1999 totaled approximately $13.2 million. Significant components include inland waters P&A equipment, production testing equipment, well service equipment and process service equipment for the Oil & Gas Services Division. The Chemicals Division's expenditures included the completion of construction of a new manganous oxide plant in Tampico, Mexico, completion of construction of a new liquid calcium chloride facility in West Virginia and expansion of the West Memphis plant.

      The Company believes that its existing funds, cash generated by operations, funds available under its recently negotiated bank line-of-credit, as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies and vendor financing, will be sufficient to meet its current and anticipated operations and its anticipated capital expenditures through 2000 and thereafter.


      YEAR 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. The Company experienced no significant disruptions in information technology or any other systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company expensed approximately $250,000 during 1999 in connection with remediating its systems. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is subject to market risk exposure related to changes in interest rates on the floating rate portion of its credit facility. These instruments carry interest at an agreed-upon percentage rate spread above LIBOR. At December 31, 1999, the Company had $74 million outstanding under its credit facility, of which $40 million was subject to an interest rate swap and $34 million subject to a floating rate based on LIBOR plus 2.25%. The interest rate swap agreements provide the Company with a 6.4% fixed interest rate which mitigates a portion of the Company's risk against changes in interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $340,000 on an annual basis. The Company has no financial instruments subject to foreign currency fluctuation or commodity price risks.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors -- Executive Officers" and "Section 16(a) Beneficial ownership Reporting Compliance."in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end to the Company's fiscal year on December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors -- Director Compensation" and " -- Compensation of Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 1999.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  List of documents filed as part of this Report

     1.   Financial Statements of the Company
                                                                          PAGE

          Report of Independent Auditors                                   F-1

          Consolidated Balance Sheets at December 31, 1999 and 1998        F-2

          Consolidated Statements of Operations for the years              F-4
               ended December 31, 1999, 1998, and 1997

          Consolidated Statements of Stockholders' Equity for the
               years ended December 31, 1999, 1998, and 1997               F-5

          Consolidated Statements of Cash Flows for the years
               ended December 31, 1999, 1998, and 1997                     F-6

          Notes to Consolidated Financial Statements                       F-8



     2.   Financial Statement Schedule


              SCHEDULE         DESCRIPTION                                PAGE

                 II      Valuation and Qualifying Accounts                 S-1

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

          10.7 Sales Agreement with Albemarle Corporation. Certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission (filed as an exhibit to the Company's Form 10-Q for the three months ended June 30, 1997 and incorporated herein by reference).

          10.8 Amendment to Nonqualified Stock Option Agreement effective December 11, 1998 with Allen T. McInnes.

          10.9 Employment Agreement effective February 1, 2000 with Allen T. McInnes.

          21    Subsidiaries of the Company.

          23    Consent of Ernst & Young, LLP

          27.1  Financial Data Schedule


(b) Form 8-K dated July 12, 1999 disclosing the disposition of TETRA Process Technologies and related pro forma financial information.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                    TETRA TECHNOLOGIES, INC.



Date:  March 26, 2000               BY:  /s/ GEOFFREY M. HERTEL
                                         ---------------------------------------
                                             Geoffrey M. Hertel, Chief Operating
                                             Officer and Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      SIGNATURE                          TITLE                     DATE


/s/ J. TAFT SYMONDS                    Chairman of              March 26, 2000
--------------------------        the Board of Directors
    J. Taft Symonds



/s/ GEOFFREY M. HERTEL             Geoffrey M. Hertel          March 26, 2000
--------------------------    Chief Operating Officer and
    Geoffrey M. Hertel    Chief Financial Officer and Director
                             (Principal Operating Officer)
                             (Principal Financial Officer)



/s/ BRUCE A. COBB                     Bruce A. Cobb            March 26, 2000
--------------------------         Corporate Controller
    Bruce A. Cobb             (Principal Accounting Officer)



/s/ HOYT AMMIDON, JR.                   Director               March 26, 2000
--------------------------
    Hoyt Ammidon, Jr.


/s/ PAUL D. COOMBS                      Director               March 26, 2000
--------------------------
    Paul D. Coombs


/s/ RALPH S. CUNNINGHAM                 Director               March 26, 2000
--------------------------
    Ralph S. Cunningham


/s/ TOM H. DELIMITROS                   Director               March 26, 2000
--------------------------
    Tom H. Delimitros


/s/ ALLEN T. MCINNES                    Director               March 26, 2000
--------------------------
    Allen T. McInnes


/s/ KENNETH P. MITCHELL                 Director               March 26, 2000
--------------------------
    Kenneth P. Mitchell

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
TETRA Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note B to the financial statements, in 1999 the Company changed its method of accounting for start-up costs.


                                                 ERNST & YOUNG LLP


Houston, Texas
March 28, 2000

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1999          1998
                                                               ---------     ---------
ASSETS

Current Assets:
  Cash and cash equivalents ...............................    $   4,184     $   2,803
  Restricted cash .........................................        2,000          --
  Trade accounts receivable, net of allowance for doubtful
    accounts of $1,868 in 1999 and $853 in 1998 ...........       50,220        56,167
  Costs and estimated earnings in excess
     of billings on incomplete contracts ..................         --           5,641
  Inventories .............................................       57,020        58,478
  Deferred tax assets .....................................        4,483         4,099
  Prepaid expenses and other current assets ...............        3,701         3,731
                                                               ---------     ---------
      Total Current Assets ................................      121,608       130,919

Property, Plant and Equipment:
  Land and building .......................................       12,646        16,761
  Machinery and equipment .................................      112,026       109,116
  Automobiles and trucks ..................................        9,261         8,485
  Chemical plants .........................................       52,195        48,040
  Construction in progress ................................        7,538        23,201
                                                               ---------     ---------
                                                                 193,666       205,603
  Less accumulated depreciation and amortization ..........      (63,555)      (60,007)
                                                               ---------     ---------
    Net Property, Plant and Equipment .....................      130,111       145,596

Other Assets:
  Cost in excess of net assets acquired, net of accumulated
    amortization of $3,210 in 1999 and $2,510 in 1998 .....       33,328        26,190
  Other, net of accumulated amortization
    of $3,309 in 1999 and $3,680 in 1998 ..................        5,589         8,303
                                                               ---------     ---------
      Total Other Assets ..................................       38,917        34,493
                                                               ---------     ---------
                                                               $ 290,636     $ 311,008
                                                               =========     =========

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1999          1998
                                                               ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Trade accounts payable .................................    $  25,939     $  29,322
   Accrued expenses .......................................       17,729        11,335
   Billings in excess of costs and estimated
      earnings on incomplete contracts ....................         --             956
   Unearned revenue .......................................        1,002          --
   Current portion of all long-term debt and
      capital lease obligations ...........................        2,232         1,007
                                                               ---------     ---------
         Total Current Liabilities ........................       46,902        42,620

Long-term debt, less current portion ......................       74,000       109,000
Capital lease obligations, less current portion ...........        1,026         1,307
Deferred income taxes .....................................       18,792        17,759
Other liabilities .........................................          495         1,000

Commitments and contingencies

Stockholders' Equity:
   Common stock, par value $.01 per share:
     40,000,000 shares authorized, with 13,529,201 shares
     issued and outstanding in 1999 and 13,514,340
     shares issued and outstanding in 1998 ................          136           136
   Additional paid-in capital .............................       77,988        77,923
   Accumulated other comprehensive income .................         (355)          (96)
    Treasury Stock, at cost, 94,000 shares in 1999 and 1998       (1,107)       (1,168)
   Retained earnings ......................................       72,759        62,527
                                                               ---------     ---------
       Total Stockholders' Equity .........................      149,421       139,322
                                                               ---------     ---------
                                                               $ 290,636     $ 311,008
                                                               =========     =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                           YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                      1999          1998          1997
                                                    ---------     ---------     ---------
Revenues:
   Product sales ...............................    $ 140,349     $ 147,400     $ 147,927
   Services ....................................       74,952        91,068        71,486
                                                    ---------     ---------     ---------
     Total Revenues ............................      215,301       238,468       219,413

Cost of Revenues:
   Cost of product sales .......................      116,302       111,646       107,379
   Cost of services ............................       53,062        66,387        49,052
                                                    ---------     ---------     ---------
     Total cost of revenues ....................      169,364       178,033       156,431
                                                    ---------     ---------     ---------
       Gross Profit ............................       45,937        60,435        62,982

General and administrative .....................       41,894        39,055        37,945
Special charge .................................        4,745          --            --
Restructuring charge ...........................        2,320          --            --
                                                    ---------     ---------     ---------
       Operating Income ........................       (3,022)       21,380        25,037

Gain of sale of administration building ........        6,731          --            --
Gain on sale of business .......................       29,629          --            --
Interest expense ...............................       (7,756)       (6,458)       (3,305)
Interest income ................................          388           172           305
Other income (expense), net ....................          (81)         (478)        1,065
                                                    ---------     ---------     ---------
Income before income taxes and
   Cumulative effect of accounting change ......       25,889        14,616        23,102

Provision for income taxes .....................        9,875         5,718         9,166
                                                    ---------     ---------     ---------
Income before cumulative effect of
   accounting change ...........................       16,014         8,898        13,936
Cumulative effect of accounting change,
    net of income tax effect ...................       (5,782)         --            --
                                                    ---------     ---------     ---------
       Net Income ..............................    $  10,232     $   8,898     $  13,936
                                                    =========     =========     =========

Net income per share before cumulative
    effect of accounting change ................    $    1.18     $    0.66     $    1.05
Cumulative effect per share of accounting change       ($0.43)         --            --
                                                    ---------     ---------     ---------
Net Income per share ...........................    $    0.75     $    0.66     $    1.05
                                                    =========     =========     =========
Average shares .................................       13,524        13,561        13,297
                                                    =========     =========     =========

Net income per diluted share before cumulative
    effect accounting change ...................    $    1.18     $    0.64     $    0.98
Cumulative effect per share of accounting change    ($   0.43)         --            --
                                                    ---------     ---------     ---------
Net Income per diluted share ...................    $    0.75     $    0.64     $    0.98
                                                    =========     =========     =========
Average diluted shares .........................       13,576        13,994        14,189
                                                    =========     =========     =========


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                                                         ACCUMULATED
                                                                    ADDITIONAL                              OTHER        TOTAL
                                                       COMMON        PAID-IN     TREASURY     RETAINED  COMPREHENSIVE  STOCKHOLDERS'
                                                        STOCK        CAPITAL       STOCK      EARNINGS      INCOME        EQUITY
                                                      ---------     ---------    ---------    ---------  ------------- ------------

Balance at December 31, 1996 .....................    $     131     $  67,811     $    --      $  39,693     $     387    $ 108,022


Net Income for 1997 ..............................                                                13,936                     13,936

Translation adjustment ...........................                                                                (473)        (473)
                                                                                                                           --------
  Comprehensive Income ...........................                                                                           13,463

Exercise of common stock options .................            3         2,457                                                 2,460

Tax benefit upon exercise of certain non-qualified
     and incentive stock options .................                      1,636                                                 1,636

Common stock issued for acquisitions .............            1         3,998                                                 3,999
                                                      ---------     ---------     ---------    ---------     ---------    ---------
Balance at December 31, 1997 .....................          135        75,902          --         53,629           (86)     129,580


Net Income for 1998 ..............................                                                 8,898                      8,898

Translation adjustment ...........................                                                                 (10)         (10)
                                                                                                                           --------
  Comprehensive Income ...........................                                                                            8,888

Exercise of common stock options .................            1         1,408                                                 1,409

Purchase of Treasury Stock .......................                                   (1,168)                                 (1,168)

Tax benefit upon exercise of certain non-qualified
      and incentive stock options ................                        613                                                   613
                                                      ---------     ---------     ---------    ---------     ---------    ---------
Balance at December 31, 1998 .....................          136        77,923        (1,168)      62,527           (96)     139,322

Net Income for 1999 ..............................                                                10,232                     10,232

Translation adjustment ...........................                                                                (259)        (259)
                                                                                                                           --------
  Comprehensive Income ...........................                                                                            9,973

Exercise of common stock options .................                         65                                                    65

Issuance of Treasury Stock .......................                                       61                                      61
                                                      ---------     ---------     ---------    ---------     ---------    ---------
Balance at December 31, 1999 .....................    $     136     $  77,988     $  (1,107)   $  72,759     $    (355)    $149,421
                                                      =========     =========     =========    =========     =========     ========


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                    YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1999         1998         1997
                                                              --------     --------     --------
Operating Activities:
   Net income ............................................    $ 10,232     $  8,898     $ 13,936
   Adjustments to reconcile net income
     to net cash provided:
     Depreciation and amortization .......................      16,757       16,223       11,575
     Provision for deferred income taxes .................       4,161        2,472        3,236
     Provision for doubtful accounts .....................       1,436          200          253
     Gain on sale of property, plant
       and equipment .....................................         (17)         (38)        (280)
     Restructuring Charge ................................       2,320         --           --
     Special charges .....................................       4,745         --          3,000
     Gain on sale of business ............................     (29,629)        --           --
     Gain of sale of administration building .............      (6,731)        --           --
     Cumulative effect of accounting change,
       net of tax ........................................       5,782         --           --
     Changes in operating assets and liabilities,
       net of effects from acquisition
       of subsidiaries:
        Trade accounts receivable ........................       2,169          526      (10,750)
        Costs and estimated earnings in
          excess of billings
          on incomplete contracts ........................        (986)      (1,620)      (2,611)
        Inventories ......................................       2,350      (19,464)     (15,155)
        Prepaid expenses and other current assets ........        (190)        (953)       3,500
        Trade accounts payable and accrued expenses ......       1,036        1,569        8,003
        Billings in excess of costs and estimated earnings
          on incomplete contracts ........................        (519)         712         (323)
        Unearned income ..................................       1,002         --           --
        Other ............................................        (190)         (17)      (2,114)
                                                              --------     --------     --------
        Net cash provided by operating activities ........      13,728       10,607        5,270
                                                              --------     --------     --------

Investing Activities:
   Purchases of property, plant and equipment ............     (13,229)     (43,239)     (47,360)
   Business combinations, net of cash acquired ...........     (11,658)      (2,135)      (8,107)
   Proceeds from the sale of Process Technologies ........      38,825         --           --
   Proceeds from sale of property, plant and equipment ...      10,688        3,617          662
   Change in Restricted Cash .............................      (2,000)        --           --
   Change in other assets ................................      (1,044)        (607)          15
                                                              --------     --------     --------
      Net cash provided (used) by investing activities ...    $ 21,582     $(42,364)    $(54,790)
                                                              --------     --------     --------


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              YEAR ENDED DECEMBER 31,
                                                         ----------------------------------
                                                           1999         1998         1997
                                                         --------     --------     --------
Financing Activities:
   Proceeds from long-term debt and capital
     lease obligations ..............................    $ 25,615     $ 41,974     $ 55,495
   Payments on long-term debt and
     capital lease obligations ......................     (59,670)     (10,494)      (6,223)
   Proceeds from exercised stock options ............          65        1,409        2,460
   Repurchase of common stock .......................          61       (1,168)        --
   Net repayment and borrowings under short-term
     credit lines ...................................        --           --         (2,202)
                                                         --------     --------     --------
     Net cash provided (used) by financing activities     (33,929)      31,721       49,530
                                                         --------     --------     --------
   Increase (Decrease) in cash ......................       1,381          (36)          10
Cash and cash equivalents at beginning of period ....       2,803        2,839        2,829
                                                         --------     --------     --------
Cash and cash equivalents at end of period ..........    $  4,184     $  2,803     $  2,839
                                                         ========     ========     ========




Supplemental Cash Flow Information:
    Capital lease obligations incurred ..............    $  1,179     $    975     $  1,894
    Capital lease obligations terminated ............       1,465        1,109          798
    Interest paid ...................................       8,358        7,286        3,366
    Taxes paid ......................................       2,600        2,727        2,783


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



NOTE A  -- ORGANIZATION AND OPERATIONS OF THE COMPANY

      TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries.

      TETRA is an energy services company with an integrated chemicals operation that supplies feedstocks to energy markets, as well as other markets.

      The Company's Oil & Gas Services Division markets chemicals, including those produced by the Chemicals Division, to the oil and gas industry for use in well completion and workover operations in both domestic and international markets. They also provide complementary on-site fluid engineering, fluid management and handling services and filtration for completion and workover applications. The Oil & Gas Services Division also offers a specialty drilling fluids product line and oil and gas well abandonment and production testing services. The Division also provides services to process industries and oil and gas producers to reduce or eliminate refinery and petrochemical wastes.

      The Company's Chemicals Division manufactures and markets chemicals to the agriculture, mining, water treatment, industrial, cement, food processing, ice melt and energy markets. The Division also participates in the consumer products market, offering an array of desiccant products under the trademark DampRid(R).


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

FINANCIAL INSTRUMENTS

      The fair value of the Company's financial instruments, which includes cash, accounts receivable, short-term borrowings and long-term debt, approximate their carrying amounts. Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables. The Company's policy is to evaluate, prior to shipment, each customer's financial condition and determine the amount of open credit to be extended. The Company generally requires appropriate, additional collateral as security for credit amounts in excess of approved limits. The trade receivables include activity with oil and gas companies and other industrial companies.

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

          Building                  25 years
          Machinery and equipment   3 and 5 and 10 years
          Automobiles and trucks    4 years
          Chemical plants           15 years

      Certain production equipment is depreciated based on operating hours or units of production because depreciation occurs primarily through use rather than through elapsed time.

      For income tax purposes, the Company provides for depreciation using accelerated methods. Interest capitalized for the years ended December 31, 1999, 1998 and 1997 was $73,000, $1,346,000 and $505,600, respectively.

ADVERTISING

      The Company expenses costs of advertising as incurred. Advertising expense for the years ended December 31, 1999, 1998 and 1997 were $3,059,000, $1,326,000 and $1,217,000, respectively.

INTANGIBLE ASSETS

      Patents and licenses are stated on the basis of cost and are amortized over the estimated useful lives, generally ranging from 14 to 20 years.

Goodwill is amortized on a straight-line basis over its estimated life of 20 - 40 years. On an annual basis, the Company estimates the future estimated discounted cash flows of the business to which goodwill related in order to determine that the carrying value of the goodwill had not been impaired.

LONG-LIVED ASSETS

      Impairment losses are recognized when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the assets carrying cost. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less costs to sell.

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

STOCK COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Note K to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at grant date.

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

DERIVATIVE FINANCIAL INSTRUMENTS

      The Company manages its exposure to variable interest rate financing arrangements by entering into interest rate contracts, which provide for the Company to pay a fixed rate of interest and receive a variable rate of interest over the term of the contracts. The differential to be paid or received as a result of the changes in the prevailing interest rates are accrued and recognized as an adjustment of interest expense related to the debt. The net amount receivable or payable under the interest rate contracts are included in other assets or liabilities. Gains or losses on termination of interest rate swap agreements are deferred as an adjustment to the carrying amount of the debt and amortized to interest expense over the remaining term of the original contract.

START-UP COSTS

      In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions of the SOP 98-5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999. Had SOP 98-5 been adopted as of January 1, 1998, the reported net income and earnings per share for 1998 would not have materially changed.

NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.


NOTE C  -- RESTRUCTURING AND SPECIAL CHARGES

      During the fourth quarter of 1999, the Company implemented a strategic restructuring program to refocus its effort in the energy services business. This program will concentrate the Company's efforts on developing its oil and gas services business and will sell or consolidate non-core chemical operations. To achieve this strategy, the Company is actively pursuing the disposition of its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company has implemented plans to exit certain product lines and businesses which are not core to its new strategic direction. The remaining chemicals business will consist of a commodity products based operations, which significantly supports the energy service markets. The Company has also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations.

      As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999, as detailed below:
                                                  DECEMBER 31, 1999
                                              ------------------------
                                                   (IN THOUSANDS)
                                                             LIABILITY
                                               EXPENSE        BALANCE
                                              --------       ---------
      Involuntary termination costs.........   $ 1,170        $ 1,170
      Contractual costs.....................       760            760
      Exit costs............................       390            390
                                              --------       --------
                                               $ 2,320        $ 2,320
                                               =======        =======

Involuntary termination costs consist of severance costs associated with the termination of six management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge, approximately $1.8 million is associated with the Chemicals Division, $0.1 million with the Oil & Gas Services Division and $0.6 million with corporate administrative activities. The majority of the costs are expected to be paid within the next 18 months and will be funded using cash flow from operations. These restructuring activities may result in additional expenses to be incurred in 2000, which the Company is unable to quantify at this time.

      In March 1999, the Company was verbally notified of the early termination of a significant liquid calcium chloride contract. The Company was subsequently notified in writing. Under the terms of the contract, the Company is required to terminate its operations at that location and vacate the facility within two years from the date of written notification. The Company is also required to remove all of its equipment and fixtures, at its own cost. As a result of the early termination of the contract, the Company recorded a first quarter impairment of these Chemicals Division assets of approximately $1.4 million. These assets are currently in service through the end of the contract.

      Also during the first quarter of 1999, the Company committed to certain actions that resulted in the impairment of other plant assets in the Company's Chemicals Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needs the previously existing dry plant and has subsequently dismantled it, resulting in an impairment charge of approximately $1.8 million. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter. The abandoned assets of both plant facilities were written off during the first quarter. Finally, the Company recognized the impairment of certain micronutrients' assets totaling approximately $1.1 million. These assets were deemed impaired with the acquisition of the WyZinCo Company and the CoZinCo assets and were written off during the first quarter.


NOTE D  -- ACQUISITIONS AND DISPOSITIONS

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

      In March 1999, the Company sold its corporate headquarters building realizing a pretax gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building.

      In July 1999, the Company sold its Process Technologies business for $38.8 million. Of these proceeds, $2.0 million was escrowed and could be used to satisfy certain claims asserted by the buyer within the first year after the sale. The escrowed amounts are classified as restricted cash in the accompanying financial statements. The Company does not anticipate any such claims. The sale, which was effective May 1, generated a pretax gain of $29.6 million. The proceeds were used to reduce long-term bank debt. TETRA Process Technologies ("TPT") is in the waste and potable water treatment business and was operated as part of the Chemicals Division. It had sales of $4.1 million in 1999, $15.6 million in 1998 and $11.4 million in 1997.

      During the third quarter of 1998, the Company acquired from Cargill, Inc. the assets of its calcium chloride facility located near Amboy, California. The business, which utilizes solar evaporation and other techniques to produce three grades of calcium chloride from underground brine reserves, will be integrated into the Chemicals Division. The Company paid approximately $2.1 million cash for the assets of the facility. The excess purchase price over the fair market value of the assets acquired was approximately $2.0 million.

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


NOTE E  --  LONG-TERM DEBT AND OTHER BORROWINGS

      Long-term debt consists of the following:
                                                              DECEMBER 31,
                                                         ------------  -------
                                                            (IN THOUSANDS)
                                                           1999        1998
                                                         ---------   ---------
General purpose unsecured, revolving line-of-credit
  for $120 million with interest at LIBOR
  plus .75 - 2.75%.  Borrowings as of 12/31/99
  accrued interest at LIBOR plus 2.25%. ...............   $ 74,000   $ 109,000

Other .................................................      1,230          --
                                                         ---------   ---------
                                                            75,230     109,000
Less current portion...................................     (1,230)         --
                                                         ---------   ----------

   Total long-term debt................................   $ 74,000   $ 109,000
                                                          ========   =========

      Scheduled maturities for the next five years and thereafter as of December 31, 1999 are as follows (in thousands):

            2000................................$   1,230
            2001................................       --
            2002................................   74,000
                                                ---------
                                                 $ 75,230
                                                =========

      As of December 31, 1999, the Company has $1.6 million in letters of credit and $75.2 million in long-term debt outstanding against a $120 million line-of-credit, leaving a net availability of $43.2 million. Beginning March 31, 2000, the maximum borrowing amount of this line will decrease $5 million per quarter until its maturity date of March 10, 2002. TETRA's credit facility, which is unsecured, is subject to common financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases as the financial ratios increase. The Company is not required to maintain compensating balances. The covenants also included certain restrictions on the Company for the sale of assets. The Company obtained an amendment to the covenants authorizing the sale of its corporate headquarters building and the assets of TETRA Process Technologies.

      As of December 31, 1999, the Company was in violation of certain financial covenants of its credit agreement but has received a waiver agreement from the banks. The Company has a binding commitment from the banks to amend its current credit facility. This amended credit line will include an asset-based component of up to $50 million and a $50 million term component secured with property and equipment. The Company believes this new credit facility will meet all its capital and working capital requirements. The new financial covenants, which are effective December 31, 1999, are consistent with its 2000 business plan.

      In September 1997, the Company entered into two interest rate swap agreements, each with a nominal amount of $20,000,000, which are effective January 2, 1998 and expire on January 2, 2003. The interest rate swap agreements provide for the Company to pay interest at a fixed rate of approximately 6.4% (annual rate) every three months, beginning April 2, 1998 and requires the issuer to pay the Company on a floating rate based on LIBOR. The swap transactions can be canceled by the Company through payment of a cancellation fee, which is based upon prevailing market conditions and remaining life of the agreement. The estimated fair value of the swap transactions at December 31, 1999 was higher than the carrying value by $0.2 million.


NOTE F  -- LEASES

      The Company leases automobiles and trucks, transportation equipment, office space, and machinery and equipment. The automobile and truck leases, which are for three and five years and expire at various dates through 2003, are classified as capital leases. The machinery and equipment leases, which vary from three to five year terms and expire at various dates through 2010, are also classified as capital leases. The office leases, which vary from one to ten year terms expiring at various dates through 2001 and are renewable for three and five year periods at similar terms, are classified as operating leases. Transportation equipment leases expire at various dates through 2002 and are classified as operating leases. The automobile and truck leases, office leases, and machinery and equipment leases require the Company to pay all maintenance and insurance costs.

      Property, plant, and equipment includes the following amounts for leases that have been capitalized:

                                                        DECEMBER 31,
                                                 -------------------------
                                                       (IN THOUSANDS)
                                                  1999              1998
                                                 -------           -------
Automobiles and trucks .....................     $ 4,419           $ 3,658
Less accumulated amortization ..............      (2,073)           (1,424)
                                                 -------           -------
                                                 $ 2,346             2,234
                                                 =======           =======

Machinery and equipment ....................         108               260
Less accumulated amortization ..............         (30)             (133)
                                                 -------           -------
                                                 $    78           $   127
                                                 =======           =======

      Amortization of these assets is computed using the straight-line method over the terms of the leases and is included in depreciation and amortization expense.

      Future minimum lease payments by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following at December 31, 1999:

                                                  CAPITAL      OPERATING
                                                   LEASES       LEASES
                                                  -------      ---------
                                                       (IN THOUSANDS)

2000 .........................................    $ 1,109       $ 3,679
2001 .........................................        631         3,013
2002 .........................................        432         2,274
2003 .........................................         70         1,742
2004 .........................................          2         1,279
                                                  -------       -------
Total minimum lease payments .................      2,244       $11,987
                                                                =======
Amount representing interest .................       (216)
                                                  -------
Present value of net minimum lease payments ..      2,028
Less current portion .........................     (1,002)
                                                  -------

     Total long-term portion .................    $ 1,026
                                                  =======


      Rental expense for all operating leases was $5,410,000, $4,335,000 and $3,598,000 in 1999, 1998 and 1997, respectively.

NOTE G  -- INCOME TAXES

      The income tax provision for years ended December 31, 1999, 1998 and 1997 consisted of the following:

                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                                      (IN THOUSANDS)
                                           1999            1998           1997
                                          -------         -------        -------
CURRENT
  Federal ........................        $ 3,902         $   920        $ 2,860
  State ..........................            254             100            402
  Foreign ........................          1,558           2,226          2,668
                                          -------         -------        -------
                                            5,714           3,246          5,930

DEFERRED
  Federal ........................          5,786           2,420          3,090
  State ..........................            392              52            146
  Foreign ........................         (2,017)           --             --
                                          -------         -------        -------
                                            4,161           2,472          3,236

  Total tax provision ............        $ 9,875         $ 5,718        $ 9,166
                                          =======         =======        =======


      A reconciliation of the provision for income taxes computed by applying the federal statutory rate for the years ended December 31, 1999, 1998 and 1997 to income before income taxes and the reported income taxes is as follows:

                                                  1999        1998        1997
                                                 -------     -------     -------
                                                         (IN THOUSANDS)
Income tax provision computed at statutory
  federal income tax rates ..................    $ 9,061     $ 4,970     $ 8,086
State income taxes (net of federal benefit) .        420          66         261
Permanent differences .......................        630         391         359
Impact of International Operations ..........       (694)        320         386
Other .......................................        458         (29)         74
                                                 -------     -------     -------
Total tax provision .........................    $ 9,875     $ 5,718     $ 9,166
                                                 =======     =======     =======


      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 1998 are as follows:

      Deferred Tax Assets:                              1999             1998
                                                       -------          -------
                                                            (IN THOUSANDS)

Tax inventory over book ......................         $   842          $ 1,638
Allowance for doubtful accounts ..............             468              315
Accruals .....................................           1,333            1,094
Net operating and capital loss
  carryforward ...............................             121              960
Tax credit carryforward ......................           2,604            1,044
Foreign Tax credit carryforward ..............             753              550
Restructuring charge .........................             858             --
All other, net ...............................             636              624
                                                       -------          -------
    Total deferred tax assets ................           7,615            6,225
Valuation reserve ............................            (227)            (227)
                                                       -------          -------
    Net deferred tax assets ..................         $ 7,388          $ 5,998
                                                       =======          =======

      Deferred Tax Liabilities:                           1999            1998
                                                         -------         -------
                                                            (IN THOUSANDS)

Tax over book depreciation .....................         $18,883         $16,670
Goodwill amortization ..........................           1,688           1,516
Accounts receivable mark-to-market .............             511             839
All other ......................................             615             633
                                                         -------         -------
Total deferred tax liability ...................          21,697          19,658
                                                         -------         -------

Net deferred tax liability......................         $14,309         $13,660
                                                         =======         =======

      The Company has net operating loss carryforward of $120,000 for U.S. federal income tax purposes which, if not utilized, will begin to expire in 2010. The Company also has alternative minimum tax credit carryforwards of approximately $250,000, which may be carried forward indefinitely and an asset tax carryforward associated with its Mexican subsidiary of approximately $2.1 million, a portion of which expires annually over the next ten years. The Company has recorded a valuation allowance of $227,000 at December 31, 1999 and 1998 for deferred tax assets, which are not considered realizable.


NOTE H  --  ACCRUED LIABILITIES

      Accrued liabilities are detailed as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                           1999           1998
                                                          -------        -------
                                                              (IN THOUSANDS)

Compensation and employee benefits ...............        $ 3,798        $ 3,297
Interest expense payable .........................            605          1,134
Plant operating costs ............................            246            481
Professional fees ................................            636            289
Restructuring charges ............................          2,320           --
Taxes payable ....................................          5,050            870
Transportation and distribution costs ............            788            867
Other accrued liabilities ........................          4,286          4,398
                                                          -------        -------
                                                          $17,729        $11,336
                                                          =======        =======


NOTE I  --  COMMITMENTS AND CONTINGENCIES

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

      In 1997 and 1998, the Company granted performance stock options under the 1990 Plan to certain executive officers. These options have an exercise price of $25.00 per share and vest in full in no less than five years, subject to earlier vesting as follows: fifty percent of each such option vests immediately if the market value per share is equal to or greater than $37.50 for a period of at least 20 consecutive trading days; and the remaining fifty percent vests immediately if the market value per share is equal to or greater than $50.00 for a period of at least 20 consecutive trading days. These options are immediately exercisable upon vesting; provided, however, that no more than 100,000 shares of Common Stock may be exercised by any individual after vesting in any 90 day period, except in the event of death, incapacity or termination of employment of the holder or the occurrence of a Corporation Change. Such options must be exercised within three years of vesting or they expire. At December 31, 1999, 950,000 shares of common stock have been reserved for grants, of which 350,000 were available for future grants.

      In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the "Director's Plan"). The purpose of the Directors' Plan is to enable the Company to attract and retain qualified individuals who are not employees of the Company to serve as directors. In 1996, the Directors' Plan was amended to increase the number of shares issuable under automatic grants thereunder. In 1998, the Company adopted the TETRA Technologies, Inc. 1998 Director Stock Option Plan (the "1998 Directors' Plan"). The purpose of the 1998 Directors' Plan is to enable the Company to attract and retain qualified individuals to serve as directors of the Company and to align their interests more closely with the Company's interests. The 1998 Directors' Plan is funded with treasury stock of the Company.

      The Company also has a plan designed to award incentive stock options to non-executive employees and consultants who are key to the performance of the Company. At December 31, 1999, 500,000 shares of common stock have been reserved for grants, of which 417,730 were available for future grants.

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

      The following is a summary of stock option activity for the years ended December 31, 1997, 1998 and 1999:


                                                    SHARES      WEIGHTED AVERAGE
                                                 UNDER OPTION     OPTION PRICE
                                                    (000'S)         PER SHARE
                                                 ------------   ----------------
Outstanding at December 31, 1996 ..............      2,121            12.97

  Options granted .............................        732            24.36
  Options canceled ............................        (26)           14.25
  Options exercised ...........................       (272)            9.42
                                                    ------
Outstanding at December 31, 1997 ..............      2,555            16.60

  Options granted .............................      1,415            14.76
  Options canceled ............................     (1,459)           19.13
  Options exercised ...........................       (134)           10.71
                                                    ------
Outstanding at December 31, 1998 ..............      2,377           $14.28

  Options granted .............................        144            10.02
  Options canceled ............................       (283)           14.55
  Options exercised ...........................        (13)            7.59
                                                    ------
Outstanding at December 31, 1999 ..............      2,225            13.96
                                                    ======

(In thousands, except per share amounts)

                                                          1999      1998     1997
                                                          ----      ----     ----
1990 TETRA TECHNOLOGIES, INC. EMPLOYEE PLAN (AS AMENDED)
--------------------------------------------------------
      Maximum number of shares authorized for issuance    3,950    3,950    3,950
      Shares reserved for future grants ..............    1,030      824      867
      Shares exercisable at year end .................      948      848      803
      Weighted average exercise price of shares
        exercisable at year end ......................    $9.58    $9.69   $11.05

DIRECTOR STOCK OPTION PLANS
---------------------------
      Maximum number of shares authorized for issuance      175      175      100
      Shares reserved for future grants ..............       86      101       26
      Shares exercisable at year end .................       57       47       68
      Weighted average exercise price of shares
        exercisable at year end ......................   $10.10    $9.93   $16.72

ALL OTHER PLANS
---------------
      Maximum number of shares authorized for issuance      785      785      785
      Shares reserved for future grants ..............      418      467      465
      Shares exercisable at year end .................      269      209      198
      Weighted average exercise price of shares
        exercisable at year end ......................   $10.35   $10.27   $16.92


                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                 --------------------------------------   ----------------------
                         WEIGHTED AVERAGE   WEIGHTED
    RANGE OF                REMAINING        AVERAGE            WEIGHTED AVERAGE
 EXERCISE PRICE  SHARES  CONTRACTED LIFE EXERCISE PRICE  SHARES  EXERCISE PRICE
---------------- ------  --------------- --------------  ------ ----------------
 $5.88 to $9.80     560       4.7          $    8.01       514    $    7.97
$10.19 to $16.75  1,041       8.3              10.59       739        10.62
$21.06 to $25.00    624       7.8              24.92        21        23.82
                  -----                                  -----
                  2,225       7.3          $   13.96     1,274    $    9.76
                  =====                                  =====



      Assuming that TETRA had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the options vesting period, net income and earnings per share would have been as follows (in thousands except per share amounts):


                                                    YEAR ENDED DECEMBER 31,
                                              ------------------------------------
                                                        (IN THOUSANDS)
                                                1999         1998         1997
                                              ---------    ---------    ----------
Net Income - as reported .................    $  10,232    $   8,898    $   13,936
                                              =========    =========    ==========
Net Income - pro forma ...................        8,144        7,369        12,272
                                              =========    =========    ==========

Net Income per share - as reported .......         0.75         0.66          1.05
                                              =========    =========    ==========
Net Income per share - pro forma .........         0.60         0.54          0.92
                                              =========    =========    ==========

Net Income per diluted share - as reported         0.75         0.64          0.98
                                              =========    =========    ==========
Net Income per diluted share - pro forma .    $    0.60    $    0.53    $     0.86
                                              =========    =========    ==========

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; expected stock price volatility 43.3%, expected life of options 5.0 to 6.0 years, risk-free interest rate 6.00% and no expected dividend yield. The weighted average fair value of options granted during 1999, 1998 and 1997 was $3.69, $6.62 and $12.95 per share, respectively. The pro forma effect on net income for 1998 is not representative of the pro forma effect on net income in future years because of the potential of accelerated vesting of certain options and it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE L -- 401(K) PLAN

      The Company has a 401(k) profit sharing and savings plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 22% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 50% of each employee's contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. In addition, the Company make discretionary contributions which are allocable to participants in accordance with the Plan.

NOTE M  --  INCOME PER SHARE

      The following is a reconciliation of the common shares outstanding with the number of shares used in the computations of income per common and common equivalent share:

                                                          YEAR ENDED DECEMBER 31,
                                                        --------------------------
                                                              (IN THOUSANDS)
                                                         1999      1998      1997
                                                        ------    ------    ------

Number of weighted average common shares outstanding    13,524    13,561    13,297
Assumed exercise of stock options ..................        52       433       892
                                                        ------    ------    ------
Average diluted shares outstanding .................    13,576    13,994    14,189
                                                        ======    ======    ======


NOTE N  -- INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

      In 1999, the Company managed its business in two segments: Oil & Gas Services and Chemicals. The Oil & Gas Services segment provides a broad range of products and services to its customers in the energy industry. The Chemicals segment manufactures and markets a variety of commercial products which are produced from low cost feedstocks.

      During the fourth quarter of 1999, the Company implemented a strategic restructuring program to refocus its effort in the energy services business. This program will concentrate the Company's efforts on developing its oil and gas services business and will sell or consolidate non-core chemical operations. To achieve this strategy, the Company is actively pursuing the disposition of its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company has implemented plans to exit certain product lines and businesses which are not core to its new strategic direction. The remaining chemicals business will consist of a commodity products based operations which significantly supports the energy service markets.

      The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes and non-recurring charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the two operating units. Other includes corporate expenses, nonrecurring charges and elimination of intersegment revenues.

      Summarized financial information concerning the business segments follows:

                                            OIL & GAS
(IN THOUSANDS)                               SERVICES   CHEMICALS
                                             DIVISION    DIVISION     OTHER        CONSOLIDATED
                                             --------    --------    --------      ------------
1999 SEGMENT DETAIL
Revenues from external customers:
   Products .............................    $ 60,542    $ 79,807    $   --          $140,349
   Services and Rentals .................      59,813      15,139        --            74,952
Intersegmented revenues .................         196      13,206     (13,402)           --
                                             --------    --------    --------        --------
   Total revenues .......................     120,551     108,152     (13,402)        215,301
                                             --------    --------    --------        --------

Depreciation and amortization ...........       7,799       8,270         688          16,757
Interest Expense ........................           9          45       7,702           7,756
Income before income taxes and
   cumulative effect of accounting change       7,179       4,265      14,445(1)       25,889

Total Assets ............................     131,262     151,073       8,301         290,636

Capital Expenditures ....................    $  4,269    $  8,650    $    310        $ 13,229

(1) Includes gain on the sale of administrative building of $6,731, gain on the sale of the TPT business of $29,629, special charges of $4,745 and a restructuring charge of $2,320, of which $1,660 is associated with the Chemicals Division, $75 with the Oil & Gas Services Division and $585 with corporate administration.

1998 SEGMENT DETAIL
Revenues from external customers:
   Products ............................    $  85,542    $  61,858    $     --       $ 147,400
   Services and Rentals ................       62,866       28,202          --          91,068
Intersegmented revenues ................          616       16,635       (17,251)         --
                                            ---------    ---------     ---------     ---------
   Total revenues.......................      149,024      106,695       (17,251)      238,468
                                            =========    =========     =========     =========

Depreciation and amortization ..........        7,404        7,458         1,361        16,223
Interest Expense .......................           11          213         6,234         6,458
Income before Taxes ....................       19,397        8,234       (13,015)       14,616
Total Assets ...........................      141,334      162,647         7,027       311,008
Capital Expenditures ...................    $  21,086    $  22,978     $   1,310     $  45,374

                                     OIL & GAS
(IN THOUSANDS)                       SERVICES   CHEMICALS
                                     DIVISION    DIVISION     OTHER     CONSOLIDATED
                                     --------    --------    --------   ------------
1997 SEGMENT DETAIL
Revenues from external customers:
   Products .....................    $ 92,704    $ 55,223    $   --       $147,927
   Services and Rentals .........      55,094      16,392        --         71,486
Intersegmented revenues .........        --        15,356     (15,356)        --
                                     --------    --------    --------     --------
   Total revenues ...............     147,798      86,971     (15,356)     219,413
                                     ========    ========    ========     ========

Depreciation and amortization ...       5,072       5,733         770       11,575
Interest Expense ................          60       1,046       2,199        3,305
Income before Taxes .............      30,098       3,322     (10,318)      23,102
Total Assets ....................     123,371     133,056       7,365      263,792
Capital Expenditures ............    $ 36,227    $ 18,169    $  1,071     $ 55,467


      Summarized financial information concerning the geographic areas in which the Company operated at December 31, 1999, 1998 and 1997 are presented below:

                                        1999          1998          1997
                                      ---------     ---------     ---------
Revenues from external customers:
   U.S ...........................    $ 168,192     $ 189,853     $ 176,125
   Europe and Africa .............       21,011        24,112        21,409
   Other .........................       26,098        24,503        21,879
                                      ---------     ---------     ---------
          Total ..................      215,301       238,468       219,413

Transfer between geographic areas:
   U.S ...........................          596         1,252         5,301
   Europe and Africa .............         --            --             972
   Other .........................         --            --            --
   Eliminations ..................         (596)       (1,252)       (6,273)
                                      ---------     ---------     ---------
Total Revenues ...................      215,301       238,468       219,413
                                      =========     =========     =========

Identifiable Assets:
   U.S ...........................      249,154       264,811       221,113
   Europe and Africa .............       18,779        22,797        24,941
   Other .........................       42,726        42,875        36,709
   Eliminations ..................      (20,023)      (19,475)      (18,971)
                                      ---------     ---------     ---------
Total ............................    $ 290,636     $ 311,008     $ 263,792
                                      =========     =========     =========


      In 1999 and 1998, no customer accounted for more than 10% of consolidated revenues. In 1997, one customer accounted for more than 10% of consolidated revenues with revenues of $22 million.

NOTE O  -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summarized quarterly financial data for 1999 and 1998 are as follows (in thousands, except per share data):

                                                                 THREE MONTHS ENDED 1999
                                             --------------------------------------------------------------
                                              MARCH 31          JUNE 30        SEPTEMBER 30     DECEMBER 31
                                             ----------        ----------      ------------     -----------
Total Revenue ...........................    $   57,997        $   50,306       $   52,671     $   54,327

Gross Profit ............................        14,144            10,112           11,687          9,994

Income (loss) before cumulative effect of
   accounting change ....................         2,103(1)         16,494(2)           233         (2,816)(3)

Cumulative effect of accounting change
   (Net of income tax effect) ...........        (5,782)             --               --             --
                                             ----------        ----------       ----------     ----------

Net Income (loss)........................        (3,679)           16,494              233         (2,816)
                                             ==========        ==========       ==========     ==========

Net Income per share before cumulative
   effect of accounting change ..........    $     0.16        $     1.22       $     0.02     ($    0.21)
Cumulative effect of accounting change ..    ($    0.43)             --               --             --
                                             ----------        ----------       ----------     ----------
Net Income per share.....................         ($0.2)       $     1.22       $     0.02     ($    0.21)
                                             ==========        ==========       ==========     ==========


Net Income per diluted share before
   cumulative effect accounting change ..    $     0.16        $     1.22       $     0.02     ($    0.21)
Cumulative effect of accounting change ..    ($    0.43)             --               --             --
                                             ----------        ----------       ----------     ----------
Net Income per diluted share ............    ($    0.27)       $     1.22       $     0.02     ($    0.21)
                                             ==========        ==========       ==========     ==========


(1) Includes a special charge of $4.745 and gain on sale of administration building of $6,731.
(2) Includes gain on sale of business of $29,629.
(3) Includes restructuring charges of $2,320.

                                                                 THREE MONTHS ENDED 1998
                                              -----------------------------------------------------------
                                               MARCH 31        JUNE 30         SEPTEMBER 30   DECEMBER 31
                                              ---------        -------         ------------   -----------

Total Revenue ...............................   $67,336        $63,787           $52,314         $55,031

Gross Profit ................................    18,246         16,917            12,719          12,553

Net Income ..................................     3,937          3,714               391             856

Net earnings per share ......................   $  0.29        $  0.27           $  0.03         $  0.06

Net earnings per diluted share ..............   $  0.28        $  0.26           $  0.03         $  0.06

NOTE P - SHAREHOLDERS RIGHTS PLAN

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

      For a more detailed description of the Rights Plan, refer to the Company's Form 8-K filed with the Securities and Exchange Commission on October 28, 1998.


NOTE Q  -- ACCOUNTING FOR PROCESS TECHNOLOGY CONTRACTS

      The Company did not have any percentage of completion contracts at December 31, 1999. The following summarizes percentage of completion of Process Technology contracts in progress at December 31, 1998.


                                                          (IN THOUSANDS)
                                                               1998
                                                             --------
      Costs and estimated earnings incurred
        on contracts in progress.................            $ 21,012

      Less applicable billings...................             (16,327)
                                                             --------

                                                             $  4,685
                                                             ========

      These amounts are included in the accompanying consolidated balance sheets as follows:

                                                          (IN THOUSANDS)
                                                               1998
                                                             -------
      Costs and estimated earnings in excess of
        billings on incomplete contracts........             $ 5,641

      Billings in excess of costs and estimated
        earnings on incomplete contracts.......                  (95)
                                                             -------

                                                             $ 4,685
                                                             =======


      Receivables under contractual retainage provisions aggregated approximately $796,120 at December 31, 1998.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                                                -------------------------
                                                                                CHARGED
                                                  BALANCE AT      CHARGED       TO OTHER                         BALANCE AT
                                                  BEGINNING       TO COSTS      ACCOUNTS-        DEDUCTIONS         END
                                                  OF PERIOD     AND EXPENSES    DESCRIBE          DESCRIBE       OF PERIOD
                                                  ----------    ------------    ---------        ----------      ----------
Year Ended December 31, 1997:

  Allowance for doubtful accounts ..........         1,266            253            74(3)           (570)(1)        1,023
                                                    ======         ======         =====             =====          ======

  Inventory reserves .......................        $  303         $  697         $(297)(2)           --           $  703
                                                    ======         ======         =====             =====          ======


Year Ended December 31, 1998
   Allowance for doubtful accounts .........         1,023            200           --               (370)(1)         853
                                                    ======         ======         =====             =====          ======

   Inventory Reserves ......................        $  703         $  255         $(745)(2)           --           $  213
                                                    ======         ======         =====             =====          ======

Year Ended December 31, 1999
   Allowance for doubtful accounts .........        $  853         $1,436           (95)(4)          (326)(1)       1,868
                                                    ======         ======         =====             =====          ======

   Inventory Reserves ......................        $  213         $  491         $(283)            $ --           $  421
                                                    ======         ======         =====             =====          ======

-----------
(1) Uncollectible accounts written off, net of recoveries.
(2) Write off against inventory
(3) Acquisitions
(4) Sale of business