Form 10-Q
period 2000-03-31
TETRA TECHNOLOGIES INC
filed 2000-05-15
CIK 844965

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 2000

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

                            Yes [X].    No [ ].



      As of April 30, 2000 there were 13,564,462 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

================================================================================

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ---------------------------
($ THOUSANDS, EXCEPT PER SHARE AMOUNTS)                2000            1999
                                                     --------        --------
Revenues:
    Product sales ..............................     $ 41,221        $ 37,865
    Services ...................................       21,994          20,132
                                                     --------        --------
        Total Revenues .........................       63,215          57,997

Cost of Revenues:
    Cost of product sales ......................       34,702          30,451
    Cost of services ...........................       15,635          13,402
                                                     --------        --------
        Total Cost of Revenues .................       50,337          43,853
                                                     --------        --------
        Gross Profit ...........................       12,878          14,144

General and Administrative Expense .............       10,132          10,521
Special Charge .................................         --             4,745
                                                     --------        --------
          Operating  Income ....................        2,746          (1,122)

Gain on sale of Administration Building ........         --             6,731
Interest Expense, net ..........................        1,567           2,213
Other Income (expense) .........................         (103)            107
                                                     --------        --------
Income Before Income Taxes and
   cumulative effect of accounting  change .....        1,076           3,503

Provision for Income Taxes .....................          390           1,400
                                                     --------        --------
 Income before cumulative effect of
    accounting change ..........................          686           2,103

 Cumulative effect of accounting change
      (net of income tax effect) ...............         --            (5,782)
                                                     --------        --------
               Net Income (loss) ...............     $    686        $ (3,679)
                                                     ========        ========


Net Income per share before cumulative
   effect of acounting change ..................     $   0.05        $   0.16

 Cumulative effect of accounting change ........         --          $  (0.43)
                                                     --------        --------
Net Income per share ...........................     $   0.05        $  (0.27)
                                                     ========        ========
Average shares .................................       13,554          13,521
                                                     ========        ========

Net Income per diluted share  before
   cumulative effect accounting change .........     $   0.05        $   0.16

 Cumulative effect of accounting change ........         --          $  (0.43)
                                                     --------        --------
Net Income per diluted share ...................     $   0.05        $  (0.27)
                                                     ========        ========
Average diluted shares .........................       13,736          13,555
                                                     ========        ========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              MARCH 31,        DECEMBER 31,
($ THOUSANDS)                                                                   2000               1999
                                                                             ---------          ---------
                                                                                     (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents ..........................................    $   2,581          $   4,184
     Restricted cash ....................................................        2,000              2,000
     Trade accounts receivable, net of allowance for doubtful
       accounts of $1,978 in 2000 and $1,868  in 1999 ...................       58,475             50,220
     Inventories ........................................................       52,740             57,020
     Deferred tax assets ................................................        4,483              4,483
     Prepaid expenses and other current assets ..........................        7,019              3,701
                                                                             ---------          ---------
          Total Current Assets ..........................................      127,298            121,608

Property, Plant and Equipment:
     Land and building ..................................................       12,724             12,646
     Machinery and Equipment ............................................      112,794            112,026
     Automobiles and trucks .............................................        9,461              9,261
     Chemical plants ....................................................       52,244             52,195
     Construction in progress ...........................................        9,813              7,538
                                                                             ---------          ---------
                                                                               197,036            193,666
     Less accumulated depreciation and amortization .....................      (67,206)           (63,555)
                                                                             ---------          ---------
          Net Property, Plant, and Equipment ............................      129,830            130,111

Other Assets: ...........................................................                               `
     Cost in excess of net assets acquired, net of accumulated
        amortization of $3,438  in 2000 and $3,210 in 1999 ..............       33,098             33,328
     Other, net of accumulated amortization of $3,420 in 2000
        and $3,309 in 1999 ..............................................        5,509              5,589
                                                                             ---------          ---------
          Total Other Assets ............................................       38,607             38,917
                                                                             ---------          ---------
                                                                             $ 295,735          $ 290,636
                                                                             =========          =========

                 See Notes ot Consolidated Financial Statements.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,          DECEMBER 31,
($ THOUSANDS)                                                                     2000                1999
                                                                               ---------           ---------
                                                                              (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable ...............................................    $  31,490           $  25,939
     Accrued expenses .....................................................       16,699              17,729
     Unearned revenue .....................................................        1,002               1,002
     Current portions of all long-term debt and capital
       lease obligations ..................................................          724               2,232
                                                                               ---------           ---------
          Total Current Liabilities .......................................       49,915              46,902


Long-term Debt, less current portion ......................................       76,000              74,000
Capital Lease Obligations, less current portion ...........................          584               1,026
Deferred Income Taxes .....................................................       18,780              18,792
Other liabilities .........................................................          242                 495

Commitments and contingencies

Stockholders' Equity:
     Common stock, par value $.01 per share
       40,000,000 shares authorized, with 13,554,272 shares
       issued and outstanding in 2000 and 13,529,201 shares
       issued and outstanding in 1999 .....................................          136                 136

     Additional paid-in capital ...........................................       78,236              77,988
     Treasury stock, at cost, 94,000 shares in 2000 and in 1999 ...........       (1,107)             (1,107)
     Accumulated other comprehensive income ...............................         (496)               (355)
     Retained earnings ....................................................       73,445              72,759
                                                                               ---------           ---------
          Total Stockholders' Equity ......................................      150,214             149,421
                                                                               ---------           ---------
                                                                               $ 295,735           $ 290,636
                                                                               =========           =========

                 See Notes to Consolidated Financial Statements.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ---------------------------
($ THOUSANDS)                                                                    2000             1999
                                                                               --------         --------
OPERATING ACTIVITIES:
  Net Income .............................................................     $    686         $ (3,679)
  Adjustments to reconcile net income to net cash
   provided by operating activities :
      Depreciation and amortization ......................................        4,055            4,175
      Provision for deferred income taxes ................................          (12)            (318)
      Provision for doubtful accounts ....................................          223              153
      Gain  on sale of property, plant and equipment .....................         --                (20)
      Special charges ....................................................         --              4,745
      Gain on the sale of the administration building ....................         --             (6,731)
      Cumulative effect of accounting change, net of tax .................         --              5,782
      Changes in operating assets and liabilities,
        net of assets acquired :
        Trade accounts receivable ........................................       (8,478)            (346)
        Costs and estimated earnings in excess
            of billings on incomplete contracts ..........................         --               (857)
         Inventories .....................................................        4,280              963
         Prepaid expenses and other current assets .......................       (3,318)            (701)
         Trade accounts payable and accrued expenses .....................        4,521            2,877
         Billings in excess of costs and estimated
            earnings on incomplete contracts .............................         --               (531)
         Other ...........................................................          (34)             (72)
                                                                               --------         --------
      Net cash  provided  by operating activities ........................        1,923            5,440
                                                                               --------         --------
 Investing Activities:
   Purchases of property, plant and equipment ............................       (3,790)          (3,171)
   Business combinations, net of cash acquired ...........................         --            (11,658)
   Decrease (increase)  in other assets ..................................          (34)            (445)
   Proceeds from sale of property, plant and equipment ...................         --              9,580
                                                                               --------         --------
      Net cash used by investing activities ..............................       (3,824)          (5,694)
                                                                               --------         --------
 Financing Activities:
   Net repayments and borrowings from short-term credit lines ............         --               --
   Proceeds from long-term debt and capital
     lease obligations ...................................................        7,051           10,512
   Principal payments on long-term debt and capital
     lease obligations ...................................................       (7,001)         (11,042)
   Proceeds from sale of common stock and exercised stock options ........          248               62
                                                                               --------         --------
      Net cash provided by financing activities ..........................          298             (468)
                                                                               --------         --------
 Increase (decrease)  in cash and cash equivalents .......................       (1,603)            (722)
 Cash & Cash Equivalents at Beginning of Period ..........................        4,184            2,803
                                                                               --------         --------
 Cash & Cash Equivalents at End of Period ................................     $  2,581         $  2,081
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

      The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1999.

      For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

      Interest paid on debt during the three months ended March 31, 2000 and 1999 was $1,839,000 and $2,417,000, respectively.

      Income tax payments made during the three months ended March 31, 2000 and 1999 were $67,000 and $25,300, respectively.

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

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which is required to be adopted in years beginning after June 15, 2001. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

NOTE C - ACQUISITIONS AND DISPOSITIONS

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

NOTE D - NET INCOME PER SHARE

      The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                     THREE MONTHS ENDED
                                                           MARCH 31

                                                    2000              1999
                                                 ----------        ----------
Number of weighted average
  common shares outstanding ................     13,554,272        13,520,968
Assumed exercise of stock options ..........        182,086            33,541
                                                 ----------        ----------

Average diluted shares outstanding .........     13,736,358        13,554,509
                                                 ==========        ==========


      In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first quarter of 2000, the average market price of $9.70 was used.

NOTE E - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income for the three months ended March 31, 2000 and 1999 is as follows:

                                                   THREE MONTHS ENDED
                                                         MARCH 31

                                                   2000             1999
                                                 -------          -------

Net Income (loss) ...........................    $   686          $(3,679)
Translation Adjustment ......................        141             (145)
                                                 -------          -------

   Comprehensive Income (loss) ..............    $   827          $(3,824)
                                                 =======          =======


NOTE F - INDUSTRY SEGMENTS

      The Company continues to manage its business in two segments: Oil & Gas Services and Chemicals. The Oil & Gas Services segment provides a broad range of products and services to its customers in the energy industry. The Chemicals segment manufactures and markets a variety of commercial products which are produced from low-cost feedstocks.

      During the fourth quarter of 1999, the Company implemented a strategic restructuring program to refocus its effort in the energy services business. This program will concentrate the Company's efforts on developing its oil and gas services business and will sell or consolidate non-core operations. To achieve this strategy, the Company is actively pursuing the disposition of its micronutrients business, as well as several smaller chemicals-relate operations. Additionally, the Company has implemented plans to exit certain product lines and businesses which are not core to its new strategic direction. The remaining chemicals business will consist primarily of a commodity products based operations which significantly supports the energy service markets.

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

      In 1999, the management reporting responsibilities for TETRA Process Services were transferred from the Chemicals Division to the Oil & Gas Services Division. The amounts in the table below have been restated to reflect this transfer. Summarized financial information concerning the business segments is as follows:

                                                      OIL & GAS
                                                      SERVICES           CHEMICALS
                                                      DIVISION           DIVISION             OTHER              CONSOLIDATED
                                                      --------           --------           --------             ------------
THREE MONTHS ENDED MARCH 31, 2000

Revenues from external customers ................     $ 38,449           $24,765            $   --                 $ 63,214
Intersegmented revenues .........................           18              4,702             (4,720)                  --
                                                      --------           --------           --------               --------
    Total revenues ..............................       38,467             29,467             (4,720)                63,214

Income Before Taxes .............................        3,727              1,078             (3,729)                 1,076

Total Assets ....................................     $154,828           $133,297           $  7,610               $295,735


THREE MONTHS ENDED MARCH 31, 1999

Revenues from external customers ................     $ 32,723           $ 25,274           $   --                 $ 57,997
Intersegmented revenues .........................          128              3,180             (3,308)                  --
                                                      --------           --------           --------               --------
    Total revenues ..............................       32,851             28,454             (3,308)                57,997

Income before Taxes and cumulative effect
    of accounting change ........................        2,989              2,453             (1,939)(1)              3,503

Total Assets ....................................     $152,974           $149,536           $  5,442               $307,952


(1) Includes gain on the sale of corporate headquarters building of $6,731, special charge of $4,745 and excludes the cumulate effect of accounting change of $5,782, net of taxes. Substantially all of the special charge relates to the Chemicals Division.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

Three months ended March 31, 2000 compared with three months ended March 31, 1999.

      Total revenues for the quarter ended March 31, 2000 were $63.2 million compared to $58.0 million in the prior period, an increase of $5.2 million or 9.0%. Revenues from the Oil & Gas Services Division were $38.5 million, up approximately $5.6 million or 17.0% from the 1999 level of $32.9 million. The largest revenue growth came in the onshore product line with the Company realizing much improved equipment utilization, particularly in the plug and abandonment operations. The Process Services segment also showed strong revenue improvement offsetting a still sluggish domestic clear brines fluids market. Chemicals Division revenues for the first quarter were $29.5 million, including intercompany, up $1.0 million or 3.5% over the first quarter 1999 total of $28.5 million. The 1999 quarter revenues included approximately $3.2 million from the Process Technologies business, which was sold during the second quarter of 1999. The Chemicals Division revenues increased in every major product line. The chlorides business was up on the strength of much improved liquid calcium chloride volumes. The micronutrients business increased as a result of significantly improved zinc sulfate fertilizer sales, while the bromines business improved due to significant increases in zinc bromine sales into oilfield markets.

      Gross profits were $12.9 million in 2000 compared to $14.1 million in 1999, a decrease of $1.2 million or 8.5%. Gross profit as a percentage of revenues was 20.4% in 2000 versus 24.4% in 1999. Gross profits in the Oil & Gas Services Division increased, with the profit percentage also improving slightly. Rig utilization in the plug and abandonment/decommissioning business has improved substantially over the prior year, generating greatly improved profits. However, pricing pressures in the Gulf Coast fluids business have reduced the profitability of this product line and somewhat offset the profit percentage growth of the Division. Excluding the profits from Process Technologies, the Chemicals Division gross profits and profits percentage declined quarter-to-quarter. A significant portion of this decrease came in the micronutrients business where gross profits were down due to pricing pressures in the feed markets and higher production costs caused by reduced production rates at the Cheyenne, Wyoming plant.

      General and administrative expenses were $10.1 million, down from $10.5 million in the prior year.

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

      Also during the first quarter of 1999, the Company committed to certain actions which resulted in the impairment of other plant assets in the Company's Chemicals Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needed the previously existing dry plant and has subsequently dismantled it, resulting in an impairment charge of approximately $1.8 million. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter of 1999. The abandoned assets of both plant facilities were written off during the quarter of 1999. Finally, the Company recognized the impairment of certain micronutrients' assets totaling approximately $1.1 million. These assets were deemed impaired with the acquisitions of the WyZinCo Company and the CoZinCo assets and were written off during the first quarter of 1999.

      During the fourth quarter of 1999, the Company implemented a strategic restructuring program to refocus its effort in the energy services business. Under this program, the Company will concentrate its efforts on developing its oil and gas services business and will sell or consolidate non-core operations. To achieve this strategy, the Company is actively pursuing the disposition of its micronutrients business, as well as several smaller operations. Additionally, the Company has implemented plans to exit certain product lines and businesses which are not core to its new strategic direction. The remaining chemicals business will consist primarily of a commodity products based operations, which significantly supports the energy service markets. The Company has also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations.

      As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity in the restructuring during the first quarter of 2000.

                                           12/31/99                   03/31/00
                                          LIABILITY       CASH       LIABILITY
                                           BALANCE      PAYMENTS      BALANCE
                                          ---------     --------     ---------
Involuntary termination costs ........     $1,170        $  280        $  890
Contractual costs ....................        760          --             760
Exit costs ...........................        390          --             390
                                           ------        ------        ------
                                           $2,320        $  280        $2,040
                                           ======        ======        ======


      Involuntary termination costs consist of severance costs associated with the termination of six management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The Company is currently operating under a sublease agreement which expires in July 2000. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge at December 31, 1999, approximately $1.7 million is associated with the Chemicals Division, $0.1 million with the Oil & Gas Services

Division and $0.5 million with corporate administrative activities. The majority of the costs are expected to be paid within the next 18 months and will be funded using cash flow from operations. These restructuring activities may result in additional expenses to be incurred in 2000, which the Company is unable to quantify at this time.

      Operating income for the quarter ended March 31, 2000 was $2.7 million compared to a loss of ($1.1) million in 1999. The increase in earnings quarter-to-quarter reflects improved oil and gas profitability, a first quarter 1999 special charge of $4.7 million, netted by a loss of earnings in the current quarter associated with the sale of TETRA Process Technologies in 1999 and reduced micronutrient earnings.

      Interest expense decreased during the current quarter compared to the prior year's quarter, due to decreased long-term debt over the past twelve months.

      In March 1999, the Company sold its corporate headquarters building realizing a gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building.

      Net income before cumulative effect of accounting change was $0.7 million in 2000 and $2.1 million in 1999. Net income per diluted share before the cumulative effect of accounting change was $0.05 in 2000 based on 13,736,000 average diluted shares outstanding and $0.16 in 1999 based on 13,555,000 average diluted shares outstanding.

      In April 1998, the American Institute of Certified Public Accountants issued STATEMENT OF POSITION 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES, which requires that costs associated with start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions SOP 98.5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting charge of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999.

      After the cumulative effect adjustments, the Company reported a net loss of $3.7 million or $(0.27) per share in 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's investment in working capital, excluding cash, cash equivalents and restricted cash increased to $72.8 million at March 31, 2000 from $68.5 million at December 31, 1999. Working capital decreased $6.7 million with the sale of TETRA Process Technologies. Accounts receivables increased approximately $8.5 million, primarily in the micronutrients area as a result of the seasonal increase in sales volumes. Inventories were down $4.3 million, mainly in the chlorides and micronutrients operations resulting from increased activity. Prepaid expenses increased as a result of seasonal insurance and advertising expenses and advance payments made for chemicals inventories. Finally, accounts payables and accrued expenses increased in the Gulf Coast and Chemicals area due to increased inventory purchases to support increased sales activity.

        To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, unsecured prime rate/LIBOR-based line-of-credit with a syndicate of banks led by Bank of America. As of March 31, 1999, the Company has $3.3 million in letters of credit and $76.0 million in long-term debt outstanding. The line-of-credit matures in 2002.

      The Company's credit facility is subject to typical financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company has amended its existing credit facility to include an asset-based component of up to $50 million and a term component of up to $50 million secured with property and equipment. The Company believes this new credit facility will meet all its capital and working capital requirements. The new financial covenants, which are effective December 31, 1999, are consistent with its 2000 business plan.

      Capital expenditures during the three months ended March 31, 2000 totaled approximately $3.8 million. Significant components include purchase of additional Process Services equipment, oil and gas production testing equipment and production equipment for the Company's Damp Rid(R) consumer products business.

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

      YEAR 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. The Company experienced no significant disruptions in information technology or any other systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company expensed approximately $250,000 during 1999 in connection with remediation its systems. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

      Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled "Certain Business Risks" contained in the Company's report on Form 10-K for the year ended December 31, 1999.

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

                                          TETRA TECHNOLOGIES, INC.

Date: May 12, 2000                        By: [GEOFFREY M. HERTEL]
                                               Geoffrey M. Hertel
                                             Chief Operating Officer
                                             Chief Financial Officer
                                          (Principal Financial Officer)

Date:  May 12, 2000                       By: [BRUCE A. COBB]
                                               Bruce A. Cobb,
                                             Corporate Controller
                                          (Principal Accounting Officer)