Form 10-Q
period 2000-06-30
TETRA TECHNOLOGIES INC
filed 2000-08-11
CIK 844965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549





                                    FORM 10-Q






                    Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the quarterly period ended June 30, 2000

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

                                Yes [X]. No [ ] .


      As of July 31, 2000 there were 13,570,413 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

================================================================================

ITEM 1. FINANCIAL STATEMENTS

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30,
                                            --------------------------   ------------------------
($ Thousands, except per share amounts)         2000          1999          2000          1999
                                              ---------     ---------     ---------     ---------
REVENUES:
    PRODUCT SALES                             $  38,438     $  33,047     $  79,659     $  70,912
    SERVICES                                     27,230        17,259        49,224        37,391
                                              ---------     ---------     ---------     ---------
        TOTAL REVENUES                           65,668        50,306       128,883       108,303

COST OF REVENUES:
    COST OF PRODUCT SALES                        31,543        27,491        66,245        57,942
    COST OF SERVICES                             19,209        12,703        34,844        26,105
                                              ---------     ---------     ---------     ---------
        TOTAL COST OF REVENUES                   50,752        40,194       101,089        84,047
                                              ---------     ---------     ---------     ---------
        GROSS PROFIT                             14,916        10,112        27,794        24,256

GENERAL AND ADMINISTRATIVE EXPENSE               10,441        10,154        20,573        20,675
SPECIAL CHARGE                                     --            --            --           4,745
                                              ---------     ---------     ---------     ---------
          OPERATING  INCOME                       4,475           (42)        7,221        (1,164)

GAIN ON SALE OF ADMINISTRATION BUILDING            --            --            --           6,731
GAIN ON SALE OF BUSINESS                           --          28,829          --          28,829
INTEREST EXPENSE, NET                             1,584         2,158         3,151         4,371
OTHER INCOME (EXPENSE)                             (118)           (5)         (221)          102
                                              ---------     ---------     ---------     ---------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING  CHANGE        2,773        26,624         3,849        30,127

PROVISION FOR INCOME TAXES                        1,055        10,130         1,445        11,530
                                              ---------     ---------     ---------     ---------
 INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                             1,718        16,494         2,404        18,597

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE
      (NET OF INCOME TAX EFFECT)                   --            --            --          (5,782)
                                              ---------     ---------     ---------     ---------
               NET INCOME (LOSS)              $   1,718     $  16,494     $   2,404     $  12,815
                                              =========     =========     =========     =========


NET INCOME PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACOUNTING CHANGE                 $    0.13     $    1.22     $    0.18     $    1.38

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE            --            --            --       ($   0.43)
                                              ---------     ---------     ---------     ---------
NET INCOME PER SHARE                          $    0.13     $    1.22     $    0.18     $    0.95
                                              =========     =========     =========     =========
AVERAGE SHARES                                   13,570        13,523        13,562        13,522
                                              =========     =========     =========     =========

NET INCOME PER DILUTED SHARE  BEFORE
   CUMULATIVE EFFECT ACCOUNTING CHANGE        $    0.12     $    1.22     $    0.17     $    1.37

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE            --            --            --       ($   0.43)
                                              ---------     ---------     ---------     ---------
NET INCOME PER DILUTED SHARE                  $    0.12     $    1.22     $    0.17     $    0.94
                                              =========     =========     =========     =========
AVERAGE DILUTED SHARES                           14,194        13,573        13,965        13,564
                                              =========     =========     =========     =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   JUNE 30,    DECEMBER 31,
($ Thousands)                                                       2000          1999
                                                                  ----------   -----------
                                                                  (Unaudited)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                    $   2,681     $   4,184
     RESTRICTED CASH                                                   --           2,000
     TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
       ACCOUNTS OF $1,806 IN 2000 AND $1,868 IN 1999                 63,063        50,220
     INVENTORIES                                                     47,862        57,020
     DEFERRED TAX ASSETS                                              4,483         4,483
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                        6,707         3,701
                                                                  ---------     ---------
          TOTAL CURRENT ASSETS                                      124,796       121,608

PROPERTY, PLANT AND EQUIPMENT:
     LAND AND BUILDING                                               12,770        12,646
     MACHINERY AND EQUIPMENT                                        114,803       112,026
     AUTOMOBILES AND TRUCKS                                           7,895         9,261
     CHEMICAL PLANTS                                                 52,291        52,195
     CONSTRUCTION IN PROGRESS                                        11,577         7,538
                                                                  ---------     ---------
                                                                    199,336       193,666
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                 (69,364)      (63,555)
                                                                  ---------     ---------
          NET PROPERTY, PLANT, AND EQUIPMENT                        129,972       130,111

OTHER ASSETS:
     COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
        AMORTIZATION OF $3,659 IN 2000 AND $3,210 IN 1999            32,868        33,328
     OTHER, NET OF ACCUMULATED AMORTIZATION OF $3,548 IN 2000
        AND $3,309 IN 1999                                            5,410         5,589
                                                                  ---------     ---------
          TOTAL OTHER ASSETS                                         38,278        38,917
                                                                  ---------     ---------
                                                                  $ 293,046     $ 290,636
                                                                  =========     =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    JUNE 30,    DECEMBER 31,
($ Thousands)                                                         2000         1999
                                                                  -----------   -----------
                                                                  (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                        $  28,885     $  25,939
     ACCRUED EXPENSES                                                 19,355        17,729
     UNEARNED REVENUE                                                  1,685         1,002
     CURRENT PORTIONS OF ALL LONG-TERM DEBT AND CAPITAL
       LEASE OBLIGATIONS                                                 559         2,232
                                                                   ---------     ---------
          TOTAL CURRENT LIABILITIES                                   50,484        46,902


LONG-TERM DEBT, LESS CURRENT PORTION                                  70,000        74,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                          522         1,026
DEFERRED INCOME TAXES                                                 18,768        18,792
OTHER LIABILITIES                                                      1,440           495

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     COMMON STOCK, PAR VALUE $.01 PER SHARE
       40,000,000 SHARES AUTHORIZED, WITH 13,570,413 SHARES
       ISSUED AND OUTSTANDING IN 2000 AND 13,529,201 SHARES
       ISSUED AND OUTSTANDING IN 1999                                    137           136
     ADDITIONAL PAID-IN CAPITAL                                       78,368        77,988
     TREASURY STOCK, AT COST, 94,000 SHARES IN 2000 AND IN 1999       (1,107)       (1,107)
     ACCUMULATED OTHER COMPREHENSIVE INCOME                             (729)         (355)
     RETAINED EARNINGS                                                75,163        72,759
                                                                   ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY                                 151,832       149,421
                                                                   ---------     ---------
                                                                   $ 293,046     $ 290,636
                                                                   =========     =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                   ------------------------
($ THOUSANDS)                                                          2000         1999
                                                                     --------     --------
OPERATING ACTIVITIES:
  NET INCOME                                                         $  2,404     $ 12,815
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                     8,271        8,324
      PROVISION FOR DEFERRED INCOME TAXES                                 (24)        (264)
      PROVISION FOR DOUBTFUL ACCOUNTS                                     440          444
      AMORTIZATION OF GAIN ON LEASEBACK                                   (48)        --
      GAIN ON SALE OF PROPERTY, PLANT AND EQUIPMENT                       (17)         (31)
      SPECIAL CHARGES                                                    --          4,745
      GAIN ON THE SALE OF BUSINESS                                       --        (28,829)
      GAIN ON THE SALE OF THE ADMINISTRATION BUILDING                               (6,731)
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX                 --          5,782
      CHANGES IN OPERATING ASSETS AND LIABILITIES,
        NET OF ASSETS ACQUIRED :
        TRADE ACCOUNTS RECEIVABLE                                     (13,283)          61
        COSTS AND ESTIMATED EARNINGS IN EXCESS
            OF BILLINGS ON INCOMPLETE CONTRACTS                          --           (986)
         INVENTORIES                                                    9,158          330
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                     (1,006)      (1,417)
         TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    5,255        8,793
         BILLINGS IN EXCESS OF COSTS AND ESTIMATED
            EARNINGS ON INCOMPLETE CONTRACTS                             --           (519)
         OTHER                                                             (1)         (84)
                                                                     --------     --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                        11,149        2,433
                                                                     --------     --------
 INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                          (8,225)      (5,701)
   BUSINESS COMBINATIONS, NET OF CASH ACQUIRED                           --        (11,658)
   PROCEEDS FROM SALE OF BUSINESS                                                   38,825
   DECREASE (INCREASE) IN OTHER ASSETS                                   (469)      (2,330)
   PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                    271       10,042
                                                                     --------     --------
      NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                 (8,423)      29,178
                                                                     --------     --------
 FINANCING ACTIVITIES:
   NET REPAYMENTS AND BORROWINGS FROM SHORT-TERM CREDIT LINES            --           --
   PROCEEDS FROM LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS                                                 12,070       15,553
   PROCEEDS FROM LEASEBACK SALE                                         1,074         --
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS                                                (17,753)     (48,397)
   PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISED STOCK OPTIONS         380           78
                                                                     --------     --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                        (4,229)     (32,766)
                                                                     --------     --------
 DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,503)      (1,155)
 CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                         4,184        2,803
                                                                     --------     --------
 CASH & CASH EQUIVALENTS AT END OF PERIOD                            $  2,681     $  1,648
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

      Interest paid on debt during the six months ended June 30, 2000 and 1999 was $3,464,000 and $4,960,000, respectively.

      Income tax payments made during the six months ended June 30, 2000 and 1999 were $21,000 and $338,000, respectively.

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

NOTE C - ACQUISITIONS AND DISPOSITIONS

      In January 1999, the Company acquired WyZinCo, Inc., CoZinCo Sales, Inc. and certain assets of CoZinCo, Inc. for approximately $11.7 million in cash and notes. The acquisition, which was accounted for under the purchase method of accounting, was funded primarily through the Company's credit facility and the sale of its corporate headquarters building. The excess of purchase price over the fair value of assets acquired was approximately $8.3 million

      During the first quarter of 1999, the Company sold its corporate headquarters building realizing a pretax gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building. During the second quarter of 1999, the Company sold its Process Technologies business for a $28.8 million gain.

NOTE D - NET INCOME PER SHARENOTE D - NET INCOME PER SHARENOTE D - NET INCOME PER SHARE

      The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 JUNE 30                     JUNE 30
                                           2000          1999          2000          1999
                                        ----------    ----------    ----------    ----------
Number of weighted average
  common shares outstanding ........    13,570,413    13,522,701    13,562,343    13,521,839
Assumed exercise of stock options ..       623,722        50,254       402,904        41,944
                                        ----------    ----------    ----------    ----------

Average diluted shares outstanding .    14,194,135    13,572,955    13,965,247    13,563,783
                                        ==========    ==========    ==========    ==========


      In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the second quarter of 2000, the average market price of $13.69 was used.

NOTE E - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income for the three months ended June 30, 2000 and 1999 is as follows:

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                         JUNE 30                   JUNE 30
                                    2000         1999         2000         1999
                                  --------     --------     --------     --------
Net Income (loss) ............    $  1,718     $ 16,494     $  2,404     $ 12,815
Translation Adjustment .......        (233)         (97)        (374)        (243)
                                  --------     --------     --------     --------

   Comprehensive Income (loss)    $  1,485     $ 16,397     $  2,030     $ 12,572
                                  ========     ========     ========     ========



NOTE F - INDUSTRY SEGMENTS

      During the fourth quarter of 1999, the Company implemented a strategic restructuring program to refocus its effort in the energy services business. This program will concentrate the Company's efforts on developing its oil and gas services business and will sell or consolidate non-core operations. To achieve this strategy, the Company is actively pursuing the disposition of its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company has implemented plans to exit certain product lines and businesses, which are not core to its new strategic direction. The remaining chemicals business will consist primarily of a commodity products based operations, which significantly supports the energy service markets.

      Until this restructuring is completed with the disposition of the targeted businesses, the Company continues to manage its business in two segments: Oil & Gas Services and Chemicals. The Oil & Gas Services segment provides a broad range of products and services to its customers in the energy industry. The Chemicals segment manufactures and markets a variety of commercial products, which are produced from low-cost feedstocks.

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

      In 1999, the management reporting responsibilities for TETRA Process Services were transferred from the Chemicals Division to the Oil & Gas Services Division. The amounts in the table below have been restated to reflect this transfer. Summarized financial information concerning the business segments is as follows:

                                     OIL & GAS
                                      SERVICES    CHEMICALS    OTHER        CONSOLIDATED
                                     ---------    ---------   --------      ------------
THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers .    $ 46,057    $ 19,611    $   --          $ 65,668
Intersegmented revenues ..........          12       4,818      (4,830)           --
                                      --------    --------    --------        --------
    Total revenues ...............      46,069      24,429      (4,830)         65,668

Income Before Taxes ..............       5,403       1,107      (3,737)          2,773

Total Assets .....................    $165,630    $122,996    $  4,420        $293,046


THREE MONTHS ENDED JUNE 30, 1999
Revenues from external customers .    $ 30,877    $ 19,429    $   --          $ 50,306
Intersegmented revenues ..........          20       2,929      (2,949)           --
                                      --------    --------    --------        --------
    Total revenues ...............      30,897      22,358      (2,949)         50,306

Income before Taxes and cumulative
 effect of accounting change .....       1,747          74      24,803(1)       26,624

Total Assets .....................    $152,740    $135,859    $  7,298        $295,897


SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers .    $ 84,507    $ 44,376    $   --          $128,883
Intersegmented revenues ..........          30       9,520      (9,550)           --
                                      --------    --------    --------        --------
    Total revenues ...............      84,537      53,896      (9,550)        128,883

Income Before Taxes ..............       9,130       2,185      (7,466)          3,849

Total Assets .....................    $165,630    $122,996    $  4,420        $293,046


SIX MONTHS ENDED JUNE 30, 1999
Revenues from external customers .    $ 63,597    $ 44,706    $   --          $108,303
Intersegmented revenues ..........         150       6,109      (6,259)           --
                                      --------    --------    --------        --------
Total revenues ...................      63,747      50,815      (6,259)        108,303

Income before Taxes and cumulative
 effect of accounting change .....       4,733       2,530      22,864(2)       30,127

Total Assets .....................    $152,740    $135,859    $  7,298        $295,897


(1) Includes gain on the sale of TETRA Process Technologies of $28,829.

(2) Includes gain on the sale of TETRA Process Technologies of $28,829 and corporate headquarters building of $6,731, special charge of $4,745 and excludes the cumulative effect of accounting change of $5,782, net of taxes. Substantially all of the special charge relates to the Chemicals Division.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

      Total revenues for the quarter ended June 30, 2000 were $65.7 million compared to $50.3 million in the prior period, an increase of $15.4 million or 31%. Revenues from the Oil & Gas Services Division were $46.1 million, up approximately $15.2 million or 49% from the 1999 level of $30.9 million. The largest revenue growth came in the onshore group with the Company realizing much improved equipment utilization, particularly in the inland waters plug and abandonment operations. The domestic clear brines fluid business also showed significant improvements due to the increase in working rigs in the Gulf of Mexico and increased sales of Payzone/A.C.T. drilling systems. The process services segment also showed strong revenue improvement. Chemicals Division revenues for the second quarter were $24.4 million, including intercompany, up $2.0 million or 9% over the second quarter 1999 total of $22.4 million. The 1999 quarter revenues included approximately $0.9 million from the Process Technologies business, which was sold during the second quarter of 1999. The chlorides business continues it's upward trend on the strength of much improved liquid calcium chloride volumes. The bromides business improved substantially due to significant increases in zinc bromine sales into oilfield markets.

      Gross profits were $14.9 million in 2000 compared to $10.1 million in 1999, an increase of $4.8 million or 48%. Gross profits as a percentage of revenues were 23% in 2000 versus 20% in 1999. Gross profits in the Oil & Gas Services Division increased significantly along with the profit percentage. Rig utilization in the plug and abandonment/decommissioning business has improved substantially over the prior year, generating greatly improved profits. Increased activity in the CBF business improved international margin percentages and increased activity in TETRA Process Services also contributed to the margin improvement. Excluding the profits from Process Technologies, the Chemicals Division gross profits and profits percentage increased quarter-to-quarter primarily on the strength of improved calcium chloride and bromides activity.

      General and administrative expenses were $10.4 million, up slightly from $10.2 million in the prior year due to the expanding oil and gas activity and acquisitions.

      Operating income for the period ended June 30, 2000 was $4.5 million compared to a loss of $42,000 in 1999. The increase in earnings quarter-to-quarter reflects improved oil and gas profitability, and increased calcium chloride and bromides activity.

      Interest expense decreased during the current quarter compared to the prior year's quarter, due to decreased long-term debt over the past twelve months.

      During the second quarter, the Company sold its Process Technologies business realizing a gain of approximately $28.8 million. The proceeds were used to pay down outstanding long term debt.

      Net income was $1.7 million in 2000 and $16.5 million in 1999. Net income per diluted share was $0.12 in 2000 based on 14,194,000 average diluted shares outstanding and $1.22 in 1999 based on 13,573,000 average diluted shares outstanding.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

      Total revenues for the period ended June 30, 2000 were $128.9 million compared to $108.3 million in the prior period, an increase of $20.6 million or 19%. Oil & Gas Services revenues contributed significantly to this growth increasing from $63.7 million in the prior year to $84.5 million in 2000, a $20.8 million or 33% growth. Major revenue improvements came in the well abandonment/decommissioning, production testing and process services business. Equipment utilization in the well abandonment/decommission group has improved steadily throughout the year resulting in substantial jumps in revenues and margins, period-to-period. Chemicals Division revenues for the period were $53.9 million, including intercompany, up $3.1 million or 6% over the 1999 total of $50.8 million. Included in the 1999 revenues is approximately $4.2 million from the Process Technologies business, which was sold during the second quarter of 1999. The Chemicals Division revenues increased in every major product line. The chlorides business was up on the strength of much improved liquid and dry calcium chloride volumes. The micronutrients business increased as a result of significantly improved zinc sulfate fertilizer sales, while the bromides business improved due to significant increases in zinc bromine sales into oilfield markets.

      Gross profits for the period ended June 30, 2000 were $27.8 million compared to $24.3 million in the prior year, an increase of $3.5 million or 14%. Gross profit as a percentage of revenues was 21.6% versus 22.4%. Gross profits in the Oil & Gas Services Division increased 47% period-to-period. The most significant gains came in the well abandonment/decommissioning and production testing business as increased activity resulted in significant improvements in equipment utilization. The process services group also showed substantial margin improvements over prior years. Despite improved second quarter activity, the CBF margins remain down about 14% from 1999 totals. Excluding the profits from Process Technologies, the Chemicals Division gross profits and profits percentage declined slightly, period-to-period. The micronutrients business gross profits were down due to pricing pressures in the feed markets and higher production costs caused by reduced production rates at the Cheyenne, Wyoming plant. This also resulted in reduced profit percentages for this group. Margin improvements in the chlorides and bromides business helped to offset some of the micronutrients shortfall.

      General and administrative expenses were $20.6 million in 2000 compared to $20.7 million in 1999.

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

      Also during the first quarter of 1999, the Company committed to certain actions, which resulted in the impairment of other plant assets in the Company's Chemicals Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needed the previously existing dry plant and has subsequently dismantled it, resulting in an impairment charge of approximately $1.8 million. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter of 1999. The abandoned assets of both plant facilities were written off during the quarter of 1999. Finally, the Company recognized the impairment of certain micronutrients' assets totaling approximately $1.1 million. These assets were deemed impaired with the acquisitions of the WyZinCo Company and the CoZinCo assets and were written off during the first quarter of 1999.

      During the fourth quarter of 1999, the Company implemented a strategic restructuring program to refocus its effort in the energy services business. Under this program, the Company will concentrate its efforts on developing its oil and gas services business and will sell or consolidate non-core operations. To achieve this strategy, the Company is actively pursuing the disposition of its micronutrients business, as well as several smaller operations. Additionally, the Company has implemented plans to exit certain product lines and businesses, which are not core to its new strategic direction. The remaining chemicals business will consist primarily of a commodity products based operations, which significantly supports the energy service markets. The Company has also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations.

      As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity in the restructuring during the six months ended June 30, 2000.

                                      12/31/99                     06/30/00
                                     LIABILITY    CASH PAYMENTS    LIABILITY
                                      BALANCE    1ST QTR  2ND QTR   BALANCE
                                     ---------   ----------------  ---------
      Involuntary termination costs    $1,170    $  280    $  271    $  619
      Contractual costs ...........       760      --        --         760
      Exit costs ..................       390      --        --         390
                                       ------    ------    ------    ------
                                       $2,320    $  280    $  271    $1,769
                                       ======    ======    ======    ======

      Involuntary termination costs consist of severance costs associated with the termination of six management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemical product lines when the Company decided to exit these businesses. The Company is currently operating under a sublease agreement, which expires in July 2000. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge at December 31, 1999, approximately $1.7 million is associated with the Chemicals Division, $0.1 million with the Oil & Gas Services Division and $0.5 million with corporate administrative activities. The majority of the costs are expected to be paid within the next 18 months and will be funded using cash flow from operations.

      Operating income for the period ended June 30, 2000 was $7.2 million compared to a loss of $1.2 million in 1999. The increase in earnings period-to-period reflects improved profitability in Oil & Gas Services, calcium chloride and bromides, a first quarter 1999 special charge of $4.7 million, netted by a loss of earnings in the current quarter associated with the sale of TETRA Process Technologies in 1999 and reduced micronutrients earnings.

      Interest expense decreased during the period compared to the prior year, due to decreased long-term debt over the past twelve months.

      In March 1999, the Company sold its corporate headquarters building realizing a gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building. During the second quarter of 1999, the Company sold its Process Technologies business for a $28.8 million gain.

      Net income before cumulative effect of accounting change was $2.4 million in 2000 and $18.6 million in 1999. Net income per diluted share before the cumulative effect of accounting change was $0.17 in 2000 based on 13,965,000 average diluted shares outstanding and $1.37 in 1999 based on 13,564,000 average diluted shares outstanding.

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

      After the cumulative effect adjustments, the Company reported a net income of $12.8 million or $0.94 per diluted share in 1999.

      LIQUIDITY AND CAPITAL RESOURCES


      The Company's investment in working capital, excluding cash, cash equivalents and restricted cash increased to $71.6 million at June 30, 2000 from $68.5 million at December 31, 1999. Accounts receivables increased approximately $13.3 million, primarily in the Oil & Gas Services Division with the increased activity in plug and abandonment/decommissioning, production testing and CBF business. Inventories were down $9.2 million, mainly in the bromides, chlorides and micronutrients operations resulting from increased activity. Prepaid expenses increased as a result of seasonal insurance and advertising expenses and advance payments made for chemicals inventories. Finally, accounts payables and accrued expenses increased in the gulf coast and plug and abandonment/decommissioning groups in support of increased activity and inventory levels.

        To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by Bank of America. As of June 30, 2000, the Company has $3.3 million in letters of credit and $70.0 million in long-term debt outstanding. The line-of-credit matures in 2002. The Company's credit facility is subject to typical financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company has amended its existing credit facility to include an asset-based component of up to $50 million and a term component of up to $50 million secured with property and equipment. The Company believes this new credit facility will meet all its capital and working capital requirements.

      Major investing activities include an asset exchange with Key Energy Services, Inc. TETRA exchanged its South Texas trucking assets and certain rental tank assets for production testing, slickline, liquid mud and pipe testing assets in South Texas. This exchange will allow the Company to expand production testing domestic and international business.

      Capital expenditures during the six months ended June 30, 2000 totaled approximately $8.2 million. Significant components include purchase of additional Process Services equipment, oil and gas production testing and P&A equipment and production equipment for the Company's Damp Rid(R) consumer products business.

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

      YEAR 2000

      In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. The Company experienced no significant disruptions in information technology or any other systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company expensed approximately $250,000 during 1999 in connection with remediation of its systems. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

ITEM 6.  EXHIBITS

   (a) Exhibits


            10.9 - First Amended and Restated Credit Agreement dated March 12, 2000 with Bank of America N.A.

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


                                          TETRA TECHNOLOGIES, INC.



Date: August  15, 2000                    By:      [Geoffrey M. Hertel]
                                              ------------------------------
                                                    Geoffrey M. Hertel
                                                 Chief Operating Officer
                                                 Chief Financial Officer
                                              (Principal Financial Officer)


Date:  August 15, 2000                    By:        [Bruce A. Cobb]
                                              ------------------------------
                                                      Bruce A. Cobb
                                                  Corporate Controller
                                              (Principal Accounting Officer)