Form 10-Q
period 2000-09-30
TETRA TECHNOLOGIES INC
filed 2000-11-14
CIK 844965

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                For the quarterly period ended September 30, 2000
                         Commission file number 0-18335


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



        Registrant's telephone number, including area code: (281)367-1983


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes |X| . No |_| .


      As of September 30, 2000 there were 13,620,099 shares of the Company's common stock, $.01 par value per share, issued and outstanding.

ITEM 1. FINANCIAL STATEMENTS

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                             ---------------------    ---------------------
($ THOUSANDS, EXCEPT PER SHARE AMOUNTS)         2000        1999         2000        1999
                                             ---------   ---------    ---------   ---------
REVENUES:
    PRODUCT SALES ........................   $  36,388   $  34,804    $ 116,047   $ 105,715
    SERVICES .............................      26,384      17,867       75,608      55,259
                                             ---------   ---------    ---------   ---------
        TOTAL REVENUES ...................      62,772      52,671      191,655     160,974

COST OF REVENUES:
    COST OF PRODUCT SALES ................      28,259      28,075       94,504      86,017
    COST OF SERVICES .....................      19,883      12,909       54,727      39,014
                                             ---------   ---------    ---------   ---------
        TOTAL COST OF REVENUES ...........      48,142      40,984      149,231     125,031
                                             ---------   ---------    ---------   ---------
        GROSS PROFIT .....................      14,630      11,687       42,424      35,943

GENERAL AND ADMINISTRATIVE EXPENSE .......      10,186       9,751       30,759      30,426
SPECIAL CHARGE ...........................        --          --           --         4,745
                                             ---------   ---------    ---------   ---------
          OPERATING  INCOME ..............       4,444       1,936       11,665         772

GAIN ON SALE OF ADMINISTRATION BUILDING ..        --          --           --         6,731
GAIN ON SALE OF BUSINESS .................        --          --           --        28,829
INTEREST EXPENSE, NET ....................       1,480       1,491        4,631       5,862
OTHER INCOME (EXPENSE) ...................         258         (60)          37          43
                                             ---------   ---------    ---------   ---------
INCOME BEFORE INCOME TAXES AND
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE        3,222         385        7,071      30,513

PROVISION FOR INCOME TAXES ...............       1,224         152        2,669      11,683
                                             ---------   ---------    ---------   ---------
 INCOME BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE ....................       1,998         233        4,402      18,830

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE
      (NET OF INCOME TAX EFFECT) .........        --          --           --        (5,782)
                                             ---------   ---------    ---------   ---------
                     NET INCOME ..........   $   1,998   $     233    $   4,402   $  13,048
                                             =========   =========    =========   =========

NET INCOME PER SHARE BEFORE CUMULATIVE
   EFFECT OF ACOUNTING CHANGE ............   $    0.15   $    0.02    $    0.32   $    1.39

 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..        --          --           --     ($   0.43)
                                             ---------   ---------    ---------   ---------
NET INCOME PER SHARE .....................   $    0.15   $    0.02    $    0.32   $    0.96
                                             =========   =========    =========   =========
AVERAGE SHARES ...........................      13,620      13,524       13,582      13,523
                                             =========   =========    =========   =========

NET INCOME PER DILUTED SHARE  BEFORE
   CUMULATIVE EFFECT ACCOUNTING CHANGE ...   $    0.14   $    0.02    $    0.31   $    1.39
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE ..        --          --           --     ($   0.43)
                                             ---------   ---------    ---------   ---------
NET INCOME PER DILUTED SHARE .............   $    0.14   $    0.02    $    0.31   $    0.96
                                             =========   =========    =========   =========
AVERAGE DILUTED SHARES ...................      14,260      13,612       14,064      13,580
                                             =========   =========    =========   =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,  DECEMBER 31,
($ THOUSANDS)                                                      2000          1999
                                                               ------------   -----------
                                                                (Unaudited)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS ...............................   $   3,901    $   4,184
     RESTRICTED CASH .........................................        --          2,000
     TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
       ACCOUNTS OF $1,687 IN 2000 AND $1,868  IN 1999 ........      69,322       50,220
     INVENTORIES .............................................      48,643       57,020
     DEFERRED TAX ASSETS .....................................       4,483        4,483
     PREPAID EXPENSES AND OTHER CURRENT ASSETS ...............       4,375        3,701
                                                                 ---------    ---------
          TOTAL CURRENT ASSETS ...............................     130,724      121,608

PROPERTY, PLANT AND EQUIPMENT:
     LAND AND BUILDING .......................................      13,142       12,646
     MACHINERY AND EQUIPMENT .................................     120,932      112,026
     AUTOMOBILES AND TRUCKS ..................................       8,055        9,261
     CHEMICAL PLANTS .........................................      51,845       52,195
     CONSTRUCTION IN PROGRESS ................................       8,374        7,538
                                                                 ---------    ---------
                                                                   202,348      193,666
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION ..........     (73,112)     (63,555)
                                                                 ---------    ---------
          NET PROPERTY, PLANT, AND EQUIPMENT .................     129,236      130,111

OTHER ASSETS:
     COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
        AMORTIZATION OF $3,882  IN 2000 AND $3,210 IN 1999 ...      32,638       33,328
     OTHER, NET OF ACCUMULATED AMORTIZATION OF $3,662 IN 2000
        AND $3,309 IN 1999 ...................................       5,432        5,589
                                                                 ---------    ---------
          TOTAL OTHER ASSETS .................................      38,070       38,917
                                                                 ---------    ---------
                                                                 $ 298,030    $ 290,636
                                                                 =========    =========

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                SEPTEMBER 30, DECEMBER 31,
($ THOUSANDS)                                                       2000         1999
                                                                  ---------    ---------
                                                                 (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     TRADE ACCOUNTS PAYABLE ...................................   $  32,070    $  25,939
     ACCRUED EXPENSES .........................................      17,087       17,729
     UNEARNED REVENUE .........................................       1,685        1,002
     CURRENT PORTIONS OF ALL LONG-TERM DEBT AND CAPITAL
       LEASE OBLIGATIONS ......................................       7,656        2,232
                                                                  ---------    ---------
          TOTAL CURRENT LIABILITIES ...........................      58,498       46,902


LONG-TERM DEBT, LESS CURRENT PORTION ..........................      64,857       74,000
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION ...............         497        1,026
DEFERRED INCOME TAXES .........................................      18,756       18,792
OTHER LIABILITIES .............................................       1,364          495

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     COMMON STOCK, PAR VALUE $.01 PER SHARE
       40,000,000 SHARES AUTHORIZED, WITH 13,620,099 SHARES
       ISSUED AND OUTSTANDING IN 2000 AND 13,529,201 SHARES
       ISSUED AND OUTSTANDING IN 1999 .........................         137          136
     ADDITIONAL PAID-IN CAPITAL ...............................      78,864       77,988
     TREASURY STOCK, AT COST, 94,000 SHARES IN 2000 AND IN 1999      (1,107)      (1,107)
     ACCUMULATED OTHER COMPREHENSIVE INCOME ...................        (997)        (355)
     RETAINED EARNINGS ........................................      77,161       72,759
                                                                  ---------    ---------
          TOTAL STOCKHOLDERS' EQUITY ..........................     154,058      149,421
                                                                  ---------    ---------
                                                                  $ 298,030    $ 290,636
                                                                  =========    =========

                 See Notes to Consolidated Financial Statements

                   TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               ------------------------------
($ THOUSANDS)                                                         2000        1999
                                                                    --------    --------
OPERATING ACTIVITIES:
  NET INCOME ....................................................   $  4,402    $ 13,048
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES :
      DEPRECIATION AND AMORTIZATION .............................     12,626      12,511
      PROVISION FOR DEFERRED INCOME TAXES .......................        (36)       (261)
      PROVISION FOR DOUBTFUL ACCOUNTS ...........................        509         668
       AMORTIZATION OF GAIN ON LEASEBACK ........................       (124)       --
      GAIN  ON SALE OF PROPERTY, PLANT AND EQUIPMENT ............        (23)        (38)
      SPECIAL CHARGES ...........................................       --         4,745
      GAIN ON THE SALE OF BUSINESS ..............................       --       (28,829)
      GAIN ON THE SALE OF THE ADMINISTRATION BUILDING ...........       --        (6,731)
      CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX ........       --         5,782
      CHANGES IN OPERATING ASSETS AND LIABILITIES,
        NET OF ASSETS ACQUIRED:
        TRADE ACCOUNTS RECEIVABLE ...............................    (19,611)      1,248
        COSTS AND ESTIMATED EARNINGS IN EXCESS
            OF BILLINGS ON INCOMPLETE CONTRACTS .................       --          (986)
         INVENTORIES ............................................      8,377        (880)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS ..............      1,326      (1,151)
         TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES ............      6,172       7,029
         BILLINGS IN EXCESS OF COSTS AND ESTIMATED
            EARNINGS ON INCOMPLETE CONTRACTS ....................       --          (519)
         OTHER ..................................................       --           (66)
                                                                    --------    --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES .................     13,618       5,570
                                                                    --------    --------
 INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT ...................    (11,579)     (9,259)
   BUSINESS COMBINATIONS, NET OF CASH ACQUIRED ..................       --       (11,658)
   PROCEEDS FROM SALE OF BUSINESS ...............................       --        38,825
   DECREASE (INCREASE) IN OTHER ASSETS ..........................       (860)     (1,833)
   PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT ..........        342      10,051
                                                                    --------    --------
      NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ..........    (12,097)     26,126
                                                                    --------    --------
 FINANCING ACTIVITIES:
   NET REPAYMENTS AND BORROWINGS FROM SHORT-TERM CREDIT LINES ...       --          --
   PROCEEDS FROM LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS ..........................................     16,094      21,011
   PROCEEDS FROM LEASEBACK SALE .................................      1,074        --
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS ..........................................    (19,848)    (50,745)
   PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISED STOCK OPTIONS        876          86
                                                                    --------    --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES .................     (1,804)    (29,648)
                                                                    --------    --------
 DECREASE IN CASH AND CASH EQUIVALENTS ..........................       (283)      2,048
 CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD .................      4,184       2,803
                                                                    --------    --------
 CASH & CASH EQUIVALENTS AT END OF PERIOD .......................   $  3,901    $  4,851
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

      Interest paid on debt during the nine months ended September 30, 2000 and 1999 was $5,594,109 and $6,988,000, respectively.

      Income tax payments made during the nine months ended September 30, 2000 and 1999 were $1,082,000 and $2,097,600, respectively.

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

NOTE D - NET INCOME PER SHARE

      The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                       THREE MONTH ENDED          NINE MONTH ENDED
                                          SEPTEMBER 30               SEPTEMBER 30
                                        2000         1999         2000         1999
                                     ----------   ----------   ----------   ----------

Number of weighted average
  common shares outstanding ......   13,620,099   13,524,201   13,581,735   13,522,635
Assumed exercise of stock options       640,261       88,291      482,601       57,562
                                     ----------   ----------   ----------   ----------

Average diluted shares outstanding   14,260,360   13,612,492   14,064,336   13,580,197
                                     ==========   ==========   ==========   ==========

      In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the third quarter of 2000, the average market price of $14.06 was used.

NOTE E - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income for the three months ended September 30, 2000 and 1999 is as follows:

                              THREE MONTH ENDED       NINE MONTH ENDED
                                 SEPTEMBER 30           SEPTEMBER 30
                               2000        1999       2000        1999
                             --------    --------   --------    --------

Net Income ...............   $  1,998    $    233   $  4,402    $ 13,048
Translation Adjustment ...       (268)        149       (642)        (93)
                             --------    --------   --------    --------

      Comprehensive Income   $  1,730    $    382   $  3,760    $ 12,955
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

      The Company continues to manage its business in two segments: Oil & Gas Services and Chemicals. The Oil & Gas Services segment provides a broad range of products and services to its customers in the energy industry. The Chemicals segment manufactures and markets a variety of commercial products, which are produced from low-cost feedstock.

      The Company evaluates performance and allocates resources based on profit or loss from operations, excluding special charges and before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the two operating units. Other includes corporate expenses and elimination of intersegmented revenues.

      In 1999, the management reporting responsibilities for TETRA Process Services were transferred from the Chemicals Division to the Oil & Gas Services Division. The amounts in the table below have been restated to reflect this transfer. Summarized financial information concerning the business segments is as follows:

                                           OIL & GAS
                                            SERVICES   CHEMICALS   OTHER       CONSOLIDATED
                                           ---------   ---------  --------     ------------

THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers ........   $ 44,131   $ 18,641   $   --         $ 62,772
Intersegmented revenues .................          3      4,631     (4,634)          --
                                            --------   --------   --------       --------

      Total Revenues ....................     44,134     23,272     (4,634)        62,772

Income Before Taxes .....................      5,274      1,323     (3,375)         3,222

Total Assets ............................   $168,335   $124,788   $  4,907       $298,030

THREE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers ........   $ 32,980   $ 19,691   $   --         $ 52,671
Intersegmented revenues .................         28      2,572     (2,600)          --
                                            --------   --------   --------       --------

      Total Revenues ....................     33,008     22,263     (2,600)        52,671

Income Before Taxes and cumulative effect
     of accounting change ...............      3,320        295     (8,230)           385

Total Assets ............................   $153,009   $135,787   $  8,824       $297,620

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers ........   $128,638   $ 63,017   $   --         $191,655
Intersegmented revenues .................         33     14,151    (14,184)          --
                                            --------   --------   --------       --------

      Total Revenues ....................    128,671     77,168    (14,184)       191,655

Income Before Taxes .....................     14,404      3,508    (10,841)         7,071

Total Assets ............................   $168,335   $124,788   $  4,907       $298,030

NINE MONTHS ENDED SEPTEMBER 30, 1999
Revenues from external customers ........   $ 96,579   $ 64,395   $   --         $160,974
Intersegmented revenues .................        176      8,683     (8,859)          --
                                            --------   --------   --------       --------

      Total Revenues ....................     96,755     73,078     (8,859)       160,974

Income Before Taxes and cumulative effect
     of accounting change ...............      8,053      2,825     19,635(1)      30,513

Total Assets ............................   $153,009   $135,787   $  8,824       $297,620

(1) Includes gain in the sale of TETRA Process Technologies of $28,829 and corporate headquarters building of $6,731, special charge of $4,745 and excludes the cumulative effect of accounting of $5,782, net of taxes. Substantially all of the special charge relates to the Chemicals Division.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999.

      Total revenues for the quarter ended September 30, 2000 were $62.8 million compared to $52.7 million in the prior period, an increase of $10.1 million or 19.2%. Revenues from the Oil & Gas Services Division were $44.1 million, up approximately $11.1 million or 34% from the 1999 level of $33.0 million. Despite poor weather conditions in the Gulf of Mexico during September, both the offshore fluids and plug and abandonment businesses generated improved quarter-to-quarter revenues. The well abandonment/decommission operations continue to benefit from much improved equipment utilization rates; while the domestic clear brines fluid business has improved with the increase in working rigs in the Gulf. The division's Production Testing, Process Services and International operations have all also benefited from the improving energy environment. Chemicals Division revenues for the third quarter were $23.3 million, including intercompany, up $1.0 million or 4% over the third quarter 1999 total of $22.3 million. The chlorides business continues it's upward trend on the strength of much improved liquid calcium chloride volumes and pricing, particularly in the energy markets. The bromides business also improved due to increases in zinc bromine sales into oilfield markets.

      Gross profits were $14.6 million in 2000 compared to $11.7 million in 1999, an increase of $2.9 million or 25%. Gross profits as a percentage of revenues were 23% in 2000 versus 22% in 1999. Gross profits in the Oil & Gas Services Division increased along with the profit percentage. Increased activity in the CBF business, improved international margin percentages and improved utilization of production testing equipment all contributed to stronger profit percentages. The Chemicals Division gross profits and profits percentage increased quarter-to-quarter primarily on the strength of improved calcium chloride and bromides activity.

      General and administrative expenses were $10.2 million, up slightly from $9.8 million in the prior year due to the expanding oil and gas activity, and acquisitions made earlier in 2000.

      Operating income for the period ended September 30, 2000 was $4.4 million compared to $1.9 million in 1999. The increase in earnings quarter-to-quarter reflects improved oil and gas profitability and increased calcium chloride and bromides activity.

      Net income was $2.0 million in 2000 and $.2 million in 1999. Net income per diluted share was $0.14 in 2000 based on 14,260,000 average diluted shares outstanding and $0.02 in 1999 based on 13,612,000 average diluted shares outstanding.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999.

      Total revenues for the period ended September 30, 2000 were $191.7 million compared to $161.0 million in the prior period, an increase of $30.7 million or 19%. Oil & Gas Services revenues contributed significantly to this growth increasing from $96.8 million in the prior year to $128.7 million in 2000, a $31.9 million or 33% growth. Major revenue improvements came in the well abandonment/decommissioning, production testing and process services business. Equipment utilization in the well abandonment/decommission group has improved steadily throughout the year resulting in substantial jumps in revenues and margins period-to-period. Chemicals Division revenues for the period were $77.2 million, including intercompany, up $4.1 million or 6% over the 1999 total of $73.1 million. Included in the 1999 revenues is approximately $4.2 million from the Process Technologies business, which was sold during the second quarter of 1999. The Chemicals Division revenues increased in every major product line. The chlorides business was up on the strength of much improved liquid and dry calcium chloride volumes. The micronutrients business increased as a result of significantly improved zinc sulfate fertilizer sales, while the bromides business improved due to significant increases in zinc bromide sales into oilfield markets.

      Gross profits for the period ended September 30, 2000 were $42.4 million compared to $35.9 million in the prior year, an increase of $6.5 million or 18%. Gross profit, as a percentage of revenues were comparable to prior year at 22%. Gross profits in the Oil & Gas Services Division increased 44% period-to-period. The most significant gains came in the well abandonment/decommissioning and production testing business as increased activity resulted in significant improvements in equipment utilization. The process services group also showed substantial margin improvements over prior years. Despite improved activity, the CBF margins remain down due to continued depressed market pricing. Excluding the profits from Process Technologies, the Chemicals Division gross profits were flat, period-to-period. The micronutrients business gross profits were down due to pricing pressures in the feed markets and higher production costs caused by reduced production rates at the Cheyenne, Wyoming plant. This also resulted in reduced profit percentages for this group. Margin improvements in the chlorides and bromides business helped to offset some of the micronutrients shortfall.

      General and administrative expenses were $30.8 million in 2000 compared to $30.4 million in 1999.

      The Company recorded a special charge in the quarter ended March 31, 1999 of $4.7 million related to the following:

      In March 1999, the Company was verbally notified of the early termination of a significant liquid calcium chloride contract. The Company was subsequently notified in writing. Under the terms of the contract, the Company is required to terminate its operations at that location and vacate the facility in 2002. The Company is also required to remove all of its equipment and fixtures, at its own cost. As a result of the early termination of the contract, the Company recorded an impairment of these Chemicals Division assets of approximately $1.4 million. These assets are currently in service through the end of the contract.

      Also during the first quarter of 1999, the Company committed to certain actions, which resulted in the impairment of other plant assets in the Company's Chemicals Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needed the previously existing dry plant and has subsequently dismantled it, resulting in an impairment charge of approximately $1.8 million. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter of 1999. The abandoned assets of both plant facilities were written off during the first quarter of 1999. Finally, the Company recognized the impairment of certain micronutrients' assets totaling approximately $1.1 million. These assets were deemed impaired with the acquisitions of the WyZinCo Company and the CoZinCo assets and were written off during the first quarter of 1999.

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

      As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity in the restructuring during the nine months ended September 30, 2000.

                                   12/31/99                             09/30/00
                                   LIABILITY       CASH PAYMENTS       LIABILITY
                                    BALANCE   1ST QTR 2ND QTR  3RD QTR   BALANCE
                                   ---------  ------------------------  -------
     Involuntary termination costs   $1,170   $  280   $  271   $  216   $  403
     Contractual costs ...........      760     --       --       --        760
     Exit costs ..................      390     --       --        111      279
                                     ------   ------   ------   ------   ------

                                     $2,320   $  280   $  271   $  327   $1,442
                                     ======   ======   ======   ======   ======


      Involuntary termination costs consist of severance costs associated with the termination of six management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemical product lines when the Company decided to exit these businesses. The Company currently has a sublease agreement, that expired in July 2000, which it is in the process of renegotiating. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge at December 31, 1999, approximately $1.7 million is associated with the Chemicals Division, $0.1 million with the Oil & Gas Services Division and $0.5 million with corporate administrative activities. The majority of the costs are expected to be paid within the next 18 months and will be funded using cash flow from operations.

      Operating income for the period ended September 30, 2000 was $11.7 million compared to $0.8 million in 1999. The increase in earnings period-to-period reflects improved profitability in Oil & Gas Services, calcium chloride and bromides, netted by a loss of earnings due to the sale of TETRA Process Technologies business in 1999 and a first quarter 1999 special charge of $4.7 million.

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

      Net income before cumulative effect of accounting change was $4.4 million in 2000 and $18.8 million in 1999. Net income per diluted share before the cumulative effect of accounting change was $0.31 in 2000 based on 14,064,000 average diluted shares outstanding and $1.39 in 1999 based on 13,580,000 average diluted shares outstanding.

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

      After the cumulative effect adjustments, the Company reported a net income of $13.0 million or $0.96 per diluted share in 1999.


LIQUIDITY AND CAPITAL RESOURCES

      The Company's investment in working capital, excluding cash, cash equivalents and restricted cash decreased to $68.3 million at September 30, 2000 from $68.5 million at December 31, 1999. Accounts receivables increased approximately $19.6 million, primarily in the Oil & Gas Services Division with the increased activity in well abandonment/decommissioning, production testing and CBF business. Inventories were down $8.4 million, mainly in the bromides, chlorides and micronutrients operations resulting from increased activity. Finally, accounts payables and accrued expenses increased in the gulf coast and well abandonment/decommissioning groups in support of increased activity and inventory levels.

        To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by Bank of America. As of September 30, 2000, the Company has $2.2 million in letters of credit and $72.0 million in long-term debt outstanding. The line-of-credit matures in 2002. The Company's credit facility is subject to typical financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company has amended its existing credit facility to include an asset-based component of up to $50 million and a term component of up to $50 million secured with property and equipment. The Company believes this new credit facility will meet all its capital and working capital requirements.

      Major investing activities include an asset exchange with Key Energy Services, Inc. TETRA exchanged its South Texas trucking assets and certain rental tank assets for production testing, slickline, liquid mud and pipe testing assets in South Texas. This exchange will allow the Company to expand production testing domestic and international business.

      Capital expenditures during the nine months ended September 30, 2000 totaled approximately $11.6 million. Significant components include purchase of additional Process Services equipment, oil and gas production testing and well abandonment/decommission equipment and production equipment for the Company's Damp Rid(R) consumer products business.

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


                                          TETRA TECHNOLOGIES, INC.



Date: November 15, 2000                   By: [Geoffrey M. Hertel]
                                              ----------------------
                                               Geoffrey M. Hertel
                                               Chief Operating Officer
                                               Chief Financial Officer
                                               (Principal Financial Officer)


Date:  November 15, 2000                  By: [Bruce A. Cobb]
                                              ----------------
                                               Bruce A. Cobb
                                               Corporate Controller
                                               (Treasurer)