Form 10-K
period 2000-12-31
TETRA TECHNOLOGIES INC
filed 2001-03-30
CIK 844965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2000

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to ________________

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the common stock of TETRA Technologies, Inc. held by non-affiliates (based upon the March 15, 2001 closing sale price as reported by the New York Stock Exchange) ($23.85 per share) was approximately $331,831,823. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the common stock are assumed to be "affiliates".

      Number of shares outstanding of each of the issuer's classes of common stock as of March 15, 2001 was 13,913,284 shares.

      Part III information is incorporated by reference from the registrant's proxy statement for its annual meeting of stockholders to be held May 24, 2001 to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant's fiscal year.

================================================================================

                                TABLE OF CONTENTS

                                     Part 1

Item 1.   Business .........................................................   1

Item 2.   Properties .......................................................  11

Item 3.   Legal Proceedings ................................................  12

Item 4.   Submission of Matters to a Vote of Security Holders ..............  12

                                      Part II

Item 5.   Market for the Registrant's Common Equity and
            Related Stockholder Matters ....................................  12

Item 6.   Selected Financial Data ..........................................  13

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations ......................................  14

Item 7A.  Quantitative and Qualitative Disclosures About Markets Risks .....  19

Item 8.   Financial Statements and Supplementary Data ......................  19

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................  19

                                     Part III

Item 10.  Directors and Executive Officers of the Registrant ...............  20

Item 11.  Executive Compensation ...........................................  20

Item 12.  Security Ownership of Certain Beneficial Owners and Management ...  20

Item 13.  Certain Relationships and Related Transactions ...................  20

                                      Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ..  21

      This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition and other results of operation. Such statements reflect the Company's current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in "Item 1. Description of Business - Certain Business Risks." Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or projected.

                                     PART I

Item 1. Business.

      General

      TETRA Technologies, Inc. ("TETRA" or "the Company") is an energy services company with an integrated chemicals operation that supplies chemical products to energy markets, as well as other markets. The Company is comprised of three divisions - Fluids, Well Abandonment/Decommissioning and Testing & Services.

      The Company's Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The division also markets the fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

      The Well Abandonment/Decommissioning Division provides a complete package of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines and other associated equipment. The division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in connection with its well abandonment and decommissioning business.

      The Company's Testing & Services Division provides production testing services to the Texas, Louisiana, offshore Gulf of Mexico and Latin American markets. It also provides technology and services required for the separation and recycling of oily residuals generated from petroleum refining and exploration and production operations.

      In the fourth quarter of 1999, the Company initiated a strategic restructuring program designed to refocus its efforts in the energy services business. The program concentrated the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. During 2000, the Company implemented this strategy and sold the manganese sulfate portion of the micronutrient business and consolidated, shut down or sold other non-core components of the chemicals related operations. The micronutrients business, which includes manganese sulfate and zinc sulfate feed and fertilizer products, is presented in the accompanying financial statements as a discontinued operation. The Company has written down its investment in the remaining zinc sulfate micronutrient assets and is actively pursuing their disposition.

      TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company's corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas, its phone number is 281/367-1983 and its web site is at www.tetratec.com.

      Products and Services

            Fluids Division

                  Liquid calcium chloride, sodium bromide, calcium bromide and zinc bromide produced by the Fluids Division are referred to as clear brine fluids ("CBFs") in the oil and gas industry. CBFs are solids-free, clear salt solutions that, like conventional drilling "muds", have high specific gravities and are used as weighting fluids to control bottom-hole pressures during oil and gas completion and workover activities. The use of CBFs increases production by reducing the likelihood of damage to the well bore and productive pay zone. CBFs are particularly important in offshore completion and workover operations due to the increased formation sensitivity, much greater investment necessary to drill offshore, and the consequent higher cost of error. CBFs are distributed through the Company's Fluids Division and are also sold to other companies who service customers in the oil and gas industry.

                  The Division provides basic and custom blended CBFs to domestic and international oil and gas well operators, based on the specific need of the customer and the proposed application of the product. It also provides these customers a broad range of associated services, including on-site fluid filtration, handling and recycling, fluid engineering consultation, and fluid management. The Division also repurchases used CBFs from operators and recycles and reconditions these materials. The utilization of reconditioned CBF's reduces the net cost of the CBFs to the Company's customer and minimizes the need for disposal of contaminated fluids. The Company recycles and reconditions the CBFs through filtration, blending and the use of proprietary chemical processes, and then markets the recycled CBFs.

                  The Division's fluid engineering and management personnel use proprietary technology to determine the proper blend for a particular application to maximize the effectiveness and life span of the CBFs. The specific volume, density, crystallization, temperature and chemical composition of the CBFs are modified by the Company to satisfy a customer's unique requirements. The Company's filtration services use a variety of techniques and equipment for the on-site removal of particulates from CBFs so that those CBFs can be recirculated back into the well. Filtration also enables recovery of a greater percentage of used CBFs for recycling.

                  The PayZone(R) Drill-In Fluids systems use clear brine fluids as the basis for this line of specialized drilling fluid systems, some of which are patented. These systems are used during drilling, completing, underreaming, reentry and workover operations through the sensitive pay zone of the well, to increase oil and gas recovery. The Division's patented ACT clean-up systems are designed to quickly and uniformly clean up drill-in fluids filtercake from the payzone to increase oil and gas production.

                  The chemicals manufacturing group of the Fluids Division has seven active production facilities that manufacture dry calcium chloride and liquid calcium chloride, sodium bromide, calcium bromide and zinc bromide for distribution primarily into energy markets. Liquid and dry calcium chloride are also sold into the water treatment, industrial, cement, food processing, ice melt and consumer products markets.

                  This group operates four facilities that convert co-product hydrochloric acid from nearby sources into liquid and dry calcium chloride products. These operations are located near Lyondell's Lake Charles, Louisiana TDI plant; Shell's Norco, Louisiana epoxy resins plant; Vulcan's Wichita, Kansas chlorinated solvents plant; and DuPont's Parkersburg, West Virginia fluoromonomer plant. Some of these facilities consume feedstock acid from other sources as well. Dry calcium chloride is produced at the Company's Lake Charles plant. With production capacity of at least 100,000 tons of dry product per year, the Lake Charles plant can produce both 80% and 97% calcium chloride products. The Company also has a solar evaporation plant located in Amboy, California, which produces liquid calcium chloride from underground brine reserves to supply markets in the western United States.

                  The chemicals manufacturing group manufactures and distributes calcium bromide and zinc bromide from its West Memphis, Arkansas facility. The production process uses a low-cost hydrobromic acid or bromine along with various zinc sources to manufacture its products. This facility also uses proprietary technologies to recondition and upgrade used CBFs repurchased from the Company's customers. The Company has a facility at Dow's Ludington, Michigan chemical plant that converts a crude bromine stream from Dow's calcium/magnesium chemicals operation into purified bromine and liquid calcium bromide or liquid sodium bromide. Liquid sodium bromide is also sold into the industrial water treatment markets, where it is used as a biocide in recirculated cooling tower waters.

                  The Company also owns a plant in Magnolia, Arkansas that is designed to produce calcium bromide. Approximately 33,000 gross acres of bromine containing brine reserves are under lease by the Company in the vicinity of the plant to support its production. The plant is not currently in operation, and the Company continues to evaluate its strategy related to these assets and their development.

            Well Abandonment/Decommissioning Division

                  The Well Abandonment/Decommissioning Division provides a complete package of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms and other associated equipment onshore and in inland waters in Texas and Louisiana and offshore in the Gulf of Mexico. The Company first entered this business in 1994 in an effort to expand the services offered to its customers and to capitalize on existing personnel, equipment and facilities along the Louisiana and Texas Gulf Coast. The business was expanded significantly in 1996 with two acquisitions that provided penetration into the Texas onshore markets and the inland waters markets off Texas and Louisiana. The Division added wireline services as well as oilfield tubular sales and reconditioning services to its mix in 1997 through two additional acquisitions.

                  The Division has eight service facilities which are located in Houma and Lafayette, Louisiana and Alice, Bryan, Edinburg, Laredo, Midland and Victoria, Texas. In providing its well abandonment and decommissioning services, the Company operates onshore rigs, barge-mounted rigs, a jack-up rig, a platform rig, a heavy lift barge and offshore rigless packages. The Division's integrated package of services includes the full compliment of operations required to plug wells, salvage tubulars and decommission well head equipment, pipelines and platforms. Its wireline operations provide pressure transient testing, reservoir evaluation, well performance evaluation, cased hole and memory production logging, perforating, bridge plug and packing service and pipe recovery to major oil companies operating in the Gulf of Mexico.

                  In the fourth quarter of 2000, the Company significantly increased its capacity to service its markets through the acquisition of the assets of Cross Offshore Corporation, Ocean Salvage Corporation and Cross Marine LLC. This purchase approximately doubled the number of offshore rigless well abandonment packages owned by the Company and increased the number of inland packages as well. The Company also acquired the heavy lift barge, Southern Hercules, with a 500 ton lift capacity (upgradable to 800 tons) which further expands the Company's turnkey capabilities in decommissioning inland water and offshore pipelines and platforms.

                  During 2000, the Company formed Maritech Resources, Inc. as a new component of the Well Abandonment/Decommissioning Division to own, manage and exploit producing oil and gas properties the Company acquired in conjunction with its well abandonment business. Numerous oil and gas operators are offering packages of federal leases of offshore Gulf of Mexico producing properties, which include non-producing wells and wells with marginal or declining production. Federal regulations generally require leasees to plug and abandon wells and decommission the platforms, pipelines and other equipment located on the lease within one year after the lease terminates. Frequently the costs of abandonment and decommissioning exceed the value of the producing wells with regard to a particular lease. This Division, through its Maritech Resources, Inc. subsidiary, has been successful in acquiring offshore properties such as these. Maritech operates the leases by producing from active wells and utilizing the integrated services of this division to rework promising wells on the lease and abandoning and decommissioning the wells and equipment according to an optimized schedule. The Company believes that this division's strategy is being perceived by operators of these properties as a cost effective method of satisfying the abandonment and decommissioning obligation, which in turn provides for increased demand for the division's services and equipment.

            Testing & Services Division

                  The production testing group of the Testing & Services Division provides flow-back pressure and volume testing of oil and gas wells, predominantly in the Texas, Louisiana, offshore Gulf of Mexico, Mexico and Venezuela markets. The Company believes this group to be the largest onshore production testing company in the world. These services facilitate the sophisticated evaluation techniques needed for reservoir management and optimization of well work-over programs. In 2000, the Company acquired certain assets of Southern Well Testing, Inc. and Key Energy Services, Inc., which significantly increased its equipment capacity in production testing, slickline, liquid mud facilities and pipe testing assets. The division's Production Testing group maintains the largest fleet of high pressure production testing equipment in the South Texas area, with operations in Victoria, Alice, Edinburg and Laredo, Texas, as well as Reynosa, Mexico. The division also has operations in Conroe and Palestine Texas, Lafayette Louisiana and Maturin, Venezuela.

                  Oily residuals are mixtures of hydrocarbons, water and solids. The Process Services group of the Testing & Services Division applies a variety of technologies to separate oily residuals into their components. The group provides its oil recovery and residuals separation and recycling services to approximately 17% of the petroleum refining capacity in the United States. This group utilizes various liquid/solid separation technologies, including a proprietary high temperature thermal desorption and recovery technology and hydrocyclones, centrifuges and filter presses. Oil is recycled for productive use, water is recycled or disposed and organic solids are recycled. Inorganic solids are treated to become inert, nonhazardous materials. The Division typically builds, owns and operates fixed systems that are located on its customer's sites, providing these services under long-term contracts.

                  Through the Company's international fluids operations, this Division has developed an exploration and production application for its technology. Utilizing its existing technology, the division is able to remove oily contaminants from liquid and solid residuals generated in offshore drilling and production. The division acquired its first international contract in 2000 and subsequently constructed a processing facility in Kristiansund, Norway. The division currently has a multi year contract to process residuals for four major exploration/production operators working offshore Norway.

      Sources of Raw Materials

            The Fluids Division manufactures calcium chloride, sodium bromide, calcium bromide and zinc bromide for distribution to its oil and gas customers. The Division also purchases calcium bromide and zinc bromide from two domestic and one foreign manufacturer, and it recycles calcium and zinc bromide CBFs repurchased from its oil and gas customers.

            Some of the Division's primary sources of raw materials are low-cost chemical co-product streams obtained from chemical manufacturers. At the Norco, Louisiana, Wichita, Kansas, Lake Charles, Louisiana, and Parkersburg, West Virginia calcium chloride production plants, the principal raw material is co-product hydrochloric acid produced by other chemical companies. The Company has written agreements with those chemical companies regarding the supply of hydrochloric acid, but believes that there are numerous alternative sources of supply as well. The Company produces calcium chloride at its Amboy, California facility from brine recovered from underground wells. These brines are deemed adequate to supply the Company's foreseeable need for calcium chloride in that market area. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. The Company uses a proprietary process that permits the use of less expensive limestone, while maintaining end-use product quality. The Company purchases limestone from several different sources.

            To produce calcium bromide and zinc bromide at its West Memphis facility, the Company uses hydrobromic acid, bromine and various sources of zinc raw materials. The Company has one internal and several external sources of bromine and several external sources of co-product hydrobromic acid. The Company uses a proprietary process that permits the use of cost advantaged raw materials, while maintaining high product quality. There are numerous sources of zinc that the Company can use in the production of zinc bromide. The Company has an agreement with the Dow Chemical Company to purchase crude bromine to feed its bromine derivatives plant in

Ludington, Michigan. This plant produces purified bromine for use at the West Memphis facility as well as liquid calcium bromide and sodium bromide for resale.

            The Company also owns a calcium bromide manufacturing plant near Magnolia, Arkansas, that was constructed in 1985 and has a production capacity of 100 million pounds of calcium bromide per year. This plant was acquired in 1988 and is not in operation. The Company currently has approximately 33,000 gross acres of bromine containing brine reserves under lease in the vicinity of this plant. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. The Company believes it has sufficient brine reserves under lease to operate a world-scale bromine facility for 25 to 30 years. Development of the brine field, construction of necessary pipelines and reconfiguration of the plant would take several years and require a substantial additional capital investment.

            During 1996, the Company entered into a long-term supply agreement with a foreign producer of calcium bromide. This agreement, coupled with production of bromine and sodium and calcium bromide from the new Ludington plant and zinc bromide from the West Memphis, Arkansas facility, affords the Company additional flexibility, beyond the development of the Magnolia plant, for the secure supply of its required bromine derivatives.

      Market Overview and Competition

            Fluids Division

            The Fluids Division markets and sells clear brine fluids, drilling and completion fluids systems, and related products and services to major oil and gas exploration and production areas worldwide. Current foreign areas of market presence include the North Sea, Mexico, South America, the Far East and West Africa. The Division's principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Halliburton, Inc., M.I. Drilling Fluids, a subsidiary of Smith International, Inc. and OSCA, Inc. This market is highly competitive and competition is based primarily on service, availability and price. Although all competitors provide fluid handling, filtration and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete very successfully with all companies. Major customers of the Oil & Gas Services Division include Shell Oil, Texaco, Amerada Hess, BP Amoco, El Paso, Kerr McGee Corp., Apache, Anadarko, Newfield Exploration and Conoco USA.

            Non-energy markets for the Company's liquid and dry calcium chloride products include industrial, municipal, mining, janitorial and consumer markets for snow and ice melt products, dust control, cement curing, and road stabilization markets, and certain agricultural and food industry businesses. Most of these markets are highly competitive. The Company's major competitors in the dry calcium chloride market include Dow Chemical Company and General Chemical Company. Sodium bromide is sold into the industrial water treatment markets as a biocide under the BioRid(TM) trade name.

            Well Abandonment/Decommissioning Division

            The well abandonment/decommissioning market is predominately driven by government regulations that dictate when a well must be plugged. Current regulations generally require onshore wells to be plugged within twelve months after the well ceases production and offshore wells to be plugged within one year after the entire lease ceases production. As a result of various exceptions generally offered to exploration and production companies in the past, the number of wells requiring plugging has grown steadily. The Company believes there to be a substantial number of wells offshore in the Gulf of Mexico and in the inland waters, and onshore Texas and Louisiana that require well abandonment and decommissioning work. These markets are very competitive. Critical factors required to participate in these markets include: the proper equipment to meet diverse market conditions; qualified, experienced personnel; technical expertise to address varying downhole conditions; the financial strength to insure all abandonment and decommissioning obligations are satisfied, and a comprehensive safety and environmental program. The Company believes its integrated service package satisfies these market requirements, allowing it to successfully compete.

            The Division markets its services to major oil and gas companies, independent operators, and state governmental agencies. Major customers include Texaco, Exxon/Mobil, Shell, Chevron, BP Amoco, Fina, Conoco, Apache Anadarko, Newfield Exploration, El Paso, the Louisiana Conservation Commission and the Railroad Commission of the State of Texas. These services are performed in the upper and lower Gulf Coast regions of Texas, South Texas, West Texas, East Texas, Louisiana, Gulf Coast inland waterways and the Gulf of Mexico. The Company's principal competitors in this business include Superior Energy Services, Inc., Cal Dive International, Inc., Horizon Offshore and Global Industries. This market is highly competitive and competition is based primarily on service, equipment availability and price. The Division believes its focus on core competency in well abandonment and decommissioning operations has allowed it to better provide the complete portfolio of equipment, experience and administration required to manage its customer's needs.

            Testing & Services Division

            The Division's production testing group provides its services primarily to the natural gas segment of energy markets. Using typical completion techniques, sand and other abrasive materials will normally accompany the initial production of natural gas, usually under very high pressures. The Company provides the equipment and qualified personnel to remove these impediments to production and to pressure test wells and wellhead equipment. The Division's slickline equipment is used to provide various downhole pressure, temperature and flow rate measurements which are critical in the reservoir analysis.

            The market is highly competitive and competition is based on availability of equipment and qualified personnel, as well as price. Additionally, as a result of the high pressure environment in which theses services are performed, the safety program of the Company can also be a significant factor. The Company believes its equipment maintenance program and operating procedures give it a competitive advantage in the marketplace. Market competition is dominated by numerous small, individually owned operators. Major competitors include Fesco and Parchman. The Company's customers include Conoco, Shell, El Paso Energy, Enron, Chevron, Devon, Newfield, other large independent gas producers, PEMEX (the national oil company of Mexico) and PDVSA (the national oil Company of Venezuela).

            The Division's Process Services group currently provides oily residuals processing to approximately 25% of the largest U.S. refineries, which are concentrated in Texas and Louisiana. Although U.S. refineries have alternative technologies and disposal systems available to them, the Company feels its competitive edge lies in its ability to apply its various liquid/solid separation technologies to provide the most efficient processing alternative at competitive prices. The group currently has major processing facilities at the following refineries: Exxon /Mobil - Beaumont and Baytown, Texas, and Baton Rouge, Louisiana; Premcor and Motiva - Port Arthur, Texas; Phillips - Borger, Texas; Lyondell-Citgo - Houston, Texas and Citgo - Lake Charles, Louisiana. Major competitors in this market include Scaltech, Midwestern Centrifuge Systems and Phillips Services. The Company believes that new refinery regulations permitting the processing of oily residuals from other refineries will provide the group with expanded market opportunities in the U.S. The group recently signed a contract with Hovensa to install and operate a processing facility in St. Croix, U.S. Virgin Islands.

            The group entered the international energy market in 2000 by applying its technology to process oily residuals generated from offshore exploration and production in the Norwegian sector of the North Sea. The Division has a contract with Renovasson Nord A/S (RN) to process drilling fluids and drill cuttings at the group's central processing facility in Kristiansund, Norway. RN has contracts with major exploration and production operators working offshore Norway to process their oily residuals. Using its technologies, the group believes it is able to provide more cost effective alternatives to the customer's waste disposal needs. Major competitors in this market include Soilcare, Slovagen Industries and Franzefoss Gjennvinning. Environmental regulations are a major marketplace driver in this business. Markets such as the North Sea, which have stringent zero discharge regulations, afford the greatest growth opportunities for the Company. The group has also targeted opportunities in several Mideast and South American markets that it is starting to develop.

Other Business Matters

      Marketing and Distribution

      The Fluids Division markets its domestic products and services through its distribution facilities located principally in the Gulf Coast region of the United States that are in close proximity to both product supplies and customer concentrations. Since transportation costs can represent a large percentage of the total delivered cost of chemical products, particularly liquid chemicals, the Division believes that its strategic locations make it one of the lowest cost suppliers of liquid calcium chloride and other CBFs in the southern United States. International markets that are served include the U.K. and Norwegian sectors of the North Sea, Colombia, Mexico, Venezuela, Brazil, Western Africa and the Far East.

      The non oilfield liquid and dry calcium chloride products are marketed through the Division's sales offices and sales agents in California, Colorado, Connecticut, Florida, Georgia, Pennsylvania, Texas, Wyoming and Mexico, as well as through a network of distributors located throughout the Midwest, West, Northeast, Southeast and Southwest. To service these markets, the Division has over two dozen distribution facilities strategically located to provide efficient, low-cost product availability.

      Backlog

      The Company generally provides its products and services within seven days of receipt of an order. Consequently, the level of backlog is not indicative of the Company's sales activity. On December 31, 2000, the Company had an estimated backlog of work of $51.5 million, of which approximately $18.9 million is expected to be billed during 2001. On December 31, 1999, the Company had an estimated backlog of $44.6 million.

      Employees

      As of December 31, 2000, the Company had 1,362 employees. None of the Company's U.S. employees are presently covered by a collective bargaining agreement, other than the employees of the Company's Lake Charles, Louisiana calcium chloride production facility who are represented by the Paper, Allied Industrial, Chemical and Energy Workers International union. The Company believes that its relations with its employees are good.

      Patents, Proprietary Technology and Trademarks

      The Company actively pursues a policy of seeking patent protection both in the U.S. and abroad for appropriate technology. As of December 31, 2000, the Company owned or licensed 21 issued U.S. patents, had four patents pending in the U.S., had one issued foreign patent and eight foreign patents pending. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2018. The Company has elected to maintain certain other internally developed technologies, know-how and inventions as trade secrets. While the Company believes that the protection of its patents and trade secrets is important to its competitive positions in its businesses, the Company does not believe any one patent or trade secret is essential to the success of the Company.

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

      Safety, Health and Environmental Affairs Regulations

      Various environmental protection laws and regulations have been enacted and amended during the past three decades in response to public concerns over the environment. The operations of the Company and its customers are subject to the various evolving environmental laws and corresponding regulations, which are enforced by the US Environmental Protection Agency and various other federal, state and local environmental authorities. Similar laws and regulations designed to protect the health and safety of the Company's employees and visitors to its facilities are enforced by the US Occupational Safety and Health Administration and other state and local agencies and authorities. The Company must comply with the requirements of environmental laws and regulations applicable to its operations, including the Federal Water Pollution Control Act of 1972, the Resource Conservation and Recovery Act of 1976 (RCRA), the Clean Air Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Superfund Amendments and Reauthorization Act of 1986
(SARA), the Federal Insecticide, Fungicide, and Rodenticide Act of 1947 (FIFRA), Hazardous Materials Transportation Act of 1975, and Pollution Prevention Act of 1990. The Company is also subject to the applicable environmental and health and safety rules and regulations of the local, state and federal agencies in those foreign countries in which it operates. Many state and local agencies have imposed environmental laws and regulations with stricter standards than their federal counterparts. The Company and its customers and suppliers are affected by all these regulatory programs.

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

      The Company believes that its chemical manufacturing plants and other facilities are in general compliance with all applicable environmental and health and safety laws and regulations. Since its inception, the Company has not had a history of any significant fines or claims in connection with environmental or health and safety matters. However, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants and there can be no assurance that significant costs and liabilities will not be incurred. Changes in the environmental and health and safety regulations could subject the Company's handling, manufacture, use, reuse, or disposal of materials at plants to stricter scrutiny. The Company cannot predict the extent to which its operations may be affected by future regulatory and enforcement policies.

      Certain Business Risks

      The Company identifies the following important risk factors, which could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in this report.

            Markets

            The Company's operations are materially dependent on the levels of oil and gas well drilling, completion, workover and abandonment activity, both in the United States and internationally. Such activity levels are affected both by short-term and long-term trends in oil and gas prices, among other factors. In recent years, oil and gas prices and, therefore, the levels of well drilling, completion and workover activity, have been volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, have contributed to, and are likely to continue to contribute to, price volatility. Also, a prolonged slow down of the U.S. and/or world economy may contribute to an eventual downward trend in the demand and correspondingly the price of oil and natural gas. Any prolonged reduction in oil and gas prices may depress the levels of well drilling, completion and workover activity and result in a corresponding decline in the demand for the Company's products and services and, therefore, have a material adverse effect on the Company's revenues and profitability.

            Much of the Company's growth strategy depends upon its ability to sell its products in geographic markets in which it is not now well-established or to customers it does not now serve. There is no assurance that the Company's efforts to penetrate these markets will be successful.

            Competition

            The Company encounters and expects to continue to encounter intense competition in the sale of its products and services. The Company competes with numerous companies in its oil and gas and chemical operations. Many of the Company's competitors have substantially greater financial and other resources than the Company, including certain governmentally owned or operated competitors. To the extent competitors offer comparable products or services at lower prices, or higher quality and more cost-effective products or services, the Company's business could be materially and adversely affected.

            Supply of Raw Materials

            The Company sells a variety of clear brine fluids, including brominated clear brine fluids such as calcium bromide, zinc bromide and sodium bromide, and other brominated products, some of which are manufactured by the Company and some of which are purchased from third parties. The Company also sells calcium chloride, as a clear brine fluid and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to the Company's revenues. In its manufacture of calcium chloride, the Company uses hydrochloric acid and other raw materials purchased from third parties. In its manufacture of brominated products, the Company uses bromine, hydrobromic acid and other raw materials, including various forms of zinc, that are purchased from third parties. The Company acquires brominated products from a variety of third party suppliers. If the Company was unable to acquire the brominated products, sulfuric, hydrobromic or hydrochloric acid, zinc or any other raw material supplies for a prolonged period, the Company's business could be materially and adversely affected.

            Potential Liability for Environmental Operations; Environmental Regulation

            The Company's operations are subject to extensive and evolving Federal, state and local laws and regulatory requirements, including permits, relating to environmental affairs, health and safety, waste management and the manufacture, storage, handling, transportation, use and sale of chemical products. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants to scrutiny. The Company's business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although the Company maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to environmental damage or pollution. The Company maintains a limited amount of environmental liability insurance covering named locations and environmental risks associated with contract services for oil and gas operations, refinery waste treatment operations and for its oil and gas production properties. The Company could be materially and adversely affected by an enforcement proceeding or a claim that was not covered or was only partially covered by insurance.

            In addition to increasing the Company's risk of environmental liability, the promulgation of stricter environmental laws, regulations and enforcement policies has accelerated the growth of some of the markets served by the Company. Decreased regulation and enforcement could materially and adversely affect the demand for the types of systems offered by the Company's Process Service and Well Abandonment/Decommissioning operations and, therefore, materially and adversely affect the Company's business.

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

            Weather Related Factors

            Demand for the Company's products and services are subject to seasonal fluctuation due in part to weather conditions, which cannot be predicted. The Company's operating results may vary from quarter to quarter depending on weather conditions in applicable areas in the United States and in international markets.

            Risks Related to Gross Margin

            The Company's operating results in general, and gross margin in particular, are functions of the product mix sold in any period. Other factors, such as unit volumes, heightened price competition, changes in sales and distribution channels, shortages in raw materials due to timely supplies or ability to obtain items at reasonable prices, and availability of skilled labor, may also continue to affect the cost of sales and the fluctuation of gross margin in future periods.

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

      The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to the Company's future press releases and filings and reports with the Securities and Exchange Commission for further information on the Company's business and operations and risks and uncertainties that could cause actual results to differ materially from those contained in forward-looking statements, such as this report. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2. Properties.

      The following table sets forth certain information concerning facilities leased or owned by the Company as of December 31, 2000. The Company believes its facilities are adequate for its present needs.

         Description                                  Location                                 Approximate Square Footage(1)
         -----------                                  --------                                  -----------------------------
Fluid, Well Abandonment and Testing Distribution
facilities..........................................  Texas - twelve locations                           1,262,700
                                                      Louisiana  - six locations                           732,200
                                                      Venezuela                                            110,000
                                                      Mexico - various locations                            95,000
                                                      United Kingdom  - various locations                   92,000
                                                      Brazil                                                30,000
                                                      Ivory Coast                                           30,000
                                                      Nigeria                                               28,000
                                                      Norway -  various locations                           25,000
                                                      Angola                                                20,000
                                                      Cameron                                               15,000

Fluids chemical plant production facilities.........  Amboy, California                            59 square miles(2)
                                                      Lake Charles, Louisiana                              751,500
                                                      West Memphis, Arkansas                               697,800
                                                      Magnolia, Arkansas                                   120,000
                                                      Parkersburg, West Virginia                           106,300
                                                      Norco, Louisiana                                      85,200
                                                      Orlando, Florida                                      35,800
                                                      Wichita, Kansas                                       19,500
                                                      Ludington, Michigan                                   10,000

Process Services facilities.........................  Texas - six locations                                 81,125
                                                      Louisiana - two locations                             31,260
                                                      Norway                                                25,000
                                                      Delaware                                              20,000
                                                      The Woodlands, Texas                                  16,000

Laboratory..........................................  The Woodlands, Texas                                  26,000

Headquarters........................................  The Woodlands, Texas                                  55,000

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

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.
      Price Range of Common Stock

      The Common Stock is traded on the New York Stock Exchange under the symbol "TTI". As of March 26, 2001 there were approximately 2,309 holders of record of the Common Stock. The following table sets forth the high and low closing sale prices of the Common Stock for each calendar quarter in the two years ended December 31, 2000, as reported by the New York Stock Exchange. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    High          Low
                                                    ----          ---
2000
     First Quarter ...................             $13.44        $ 7.00
     Second Quarter ..................              14.94         11.25
     Third Quarter ...................              16.94         12.56
     Fourth Quarter ..................              16.50         12.56

1999
     First Quarter ...................             $10.63        $ 6.38
     Second Quarter ..................               9.75          6.80
     Third Quarter ...................              11.99          8.06
     Fourth Quarter ..................              10.20          6.40

      Dividend Policy

      The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors the Board of Directors may deem relevant. The Company declared a dividend of one Preferred Stock Purchase Right per share of Common Stock to holders of record at the close of business on Novembers 6, 1998. See Note Q to the financial statements attached hereto.

Item 6. Selected Financial Data.

                                                                       Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                   2000          1999             1998          1997             1996
                                                   ----          ----             ----          ----             ----
Income Statement Data
Revenues                                         $224,505      $178,062         $211,728      $196,999         $138,866
Gross Profit                                       53,693        38,966           56,110        59,702           43,274
Operating Income (Loss)                            16,124        (5,289)(1)       20,661        27,613(2)        18,679
Interest Expense                                   (4,187)       (5,238)          (5,257)       (1,288)            (655)
Interest Income                                       441           371              148           273              192
Other Income (Expense) net                             31            65             (239)        1,009              823
Net Income, before discontinued operations
  and cumulative effect of accounting change        7,737        14,329(3)         9,322        16,654           12,196

Net Income per share, before discontinued
  operations and cumulative effect of
  accounting change                              $   0.57      $   1.06         $   0.69      $   1.25         $   0.95
Average Shares                                     13,616        13,524           13,561        13,297           12,873

Net Income per diluted share, before
  discontinued operations and cumulative
  effect of accounting change                    $   0.57      $   1.06         $   0.67      $   1.17         $   0.90
Average Diluted Shares                             13,616        13,576           13,994        14,189           13,545

(1)   Includes special charge of $4,745 and restructuring charge of $2,320
(2)   Includes unusual charges of $3.0 million
(3) Includes gain on the sale of administration building of $6,731 and gain on sale of business of $29,629.

                                                                      Year Ended December 31,
                                                 ----------------------------------------------------------------------
                                                   2000          1999             1998          1997             1996
                                                   ----          ----             ----          ----             ----
Balance Sheet Data
   Working capital                               $ 65,559      $ 60,311         $ 75,894      $ 59,905         $ 36,475
   Total assets                                   278,940       284,510          305,285       255,986          168,074
   Long-term liabilities                           82,661        92,806          126,447        89,724           31,360
   Stockholder's equity                           143,754       149,421          139,322       129,580          108,022

The above selected financial data has been restated to reflect the discontinued operations of TETRA Micronutrients, Inc.

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

                                                             Percentage of Revenues            Period-to-
                                                             Year ended December 31,          Period Change
                                                        --------------------------------     ---------------
                                                                                             2000       1999
                                                                                              vs         vs
                                                         2000        1999       1998         1999       1998
                                                         ----        ----       ----         ----       ----
Revenues ......................................         100.0%      100.0%      100.0%       26.1%      (15.9)%
Cost of Revenues ..............................          76.1        78.1        73.5        22.8       (10.6)
Gross profit ..................................          23.9        21.9        26.5        37.8       (30.6)
General & administrative expenses .............          16.7        20.9        16.7         1.0         4.9
Special and restructuring charges .............            --         4.0          --      (100.0)      100.0
Operating income ..............................           7.2        (3.0)        9.8       404.9      (125.6)
Gain of sale of building and TPT business .....            --        20.4          --      (100.0)      100.0
Interest expense ..............................           1.9         2.9         2.5       (20.1)         --
Interest income ...............................           0.2         0.2         0.1        18.9       150.7
Other income (expense), net ...................            --          --        (0.1)      (52.3)      127.2
Income before income taxes, discontinued
  operations and cumulative effect of
  accounting change ...........................           5.5        14.8         7.2       (52.8)       71.5
Income before discontinued operations and
   cumulative effect of accounting change .....           3.4         8.0         4.4       (46.0)       53.7
Discontinued operations, net of tax ...........          (6.4)        0.9        (0.2)     (958.1)      497.4
Cumulative effect of accounting change,
     net of tax ...............................            --         3.2          --       100.0      (100.0)
Net income ....................................          (3.0)        5.7         4.2      (165.7)       15.0

      2000 Compared to 1999

      Revenues for the year ended December 31, 2000 were $224.5 million compared to $178.1 million in 1999, an increase of $46.4 million or 26%. Improved revenues reflected the overall improvement in the energy industry, particularly the Gulf of Mexico markets. Fluid Division revenues improved 8% to $118.9 million. Well Abandonment/ Decommissioning revenues increased 67% to $60.4 million due to significantly improved equipment utilization rates and revenues generated from natural gas producing properties. Testing & Services Division revenues increased 55% to $46.4 million due to increased production testing activity in South Texas and Mexico and the addition of process services operations in Norway.

      Gross profits for the year were $53.7 million compared to $39 million in 1999, an increase of $14.7 million or 38%. Gross profit percentage increased from 22% to 24%. Gross profits in both the Well Abandonment/Decommissioning and Testing & Services Divisions improved significantly as a result of substantial improvements in equipment utilization. Gross profit from natural gas producing properties also contributed to the year over year improvement.

      General and administrative expenses were $37.6 million in 2000 compared to $37.2 million in 1999. G&A expense as a percentage of revenues decreased from 20.9% in 1999 to 16.7% in 2000. In March 1999, the Company recorded a $4.7 million special charge relating to the impairment of various plant assets predominantly in the Fluids Division.

      During the fourth quarter of 1999, the Company initiated a strategic restructuring program to refocus its efforts in the energy services business. This program concentrated the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. To achieve this strategy, the Company started to actively pursue the disposition of its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company has implemented plans to exit certain product lines and businesses which are not core to its new strategic direction. The remaining chemicals business will consist of a commodity products based operations, which significantly supports the energy service markets. The Company has also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations. As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity in the restructuring during the twelve months ended December 31, 2000.

                                                 12/31/99              12/31/00
                                                 Liability     Cash    Liability
                                                  Balance    Payments   Balance
                                                 ---------   --------  --------

      Involuntary termination costs ......         $1,170     $  877     $  293
      Contractual costs ..................            760         --        760
      Exit costs .........................            390        273        117
                                                   ------     ------     ------
                                                   $2,320     $1,150     $1,170
                                                   ======     ======     ======

      Involuntary termination costs consist of severance costs associated with the termination of six management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge at December 31, 2000, approximately $0.9 million is associated with the Fluids Division, and $0.3 million with corporate administrative activities. The majority of these costs are expected to be paid within the next 12 months and will be funded using cash flow from operations.

      Operating income for the year was $16.1 million compared to a loss of $5.3 million in 1999, an improvement of $21.4 million. The increase in earnings year-to-year reflects improved profitability in all three divisions, net of the $4.7 million special charge and $2.3 million restructuring charge, both in 1999.

      Interest expense decreased during the period compared to the prior year, due to decreased long-term debt over the past twelve months. Proceeds from the sales of a portion of the micronutrient business in 2000 and the Process Technologies business in 1999 were used to reduce long-term debt.

      In March 1999, the Company sold its corporate headquarters building, realizing a gain of approximately $6.7 million, The Company subsequently signed a ten-year lease agreement for space within the building. During the second quarter of 1999, the Company sold its Process Technologies business for a $29.6 million gain.

      Income before discontinued operations and the cumulative effect of accounting change was $7.7 million in 2000 and $14.3 million in 1999. Net income per diluted share before discontinued operations and the cumulative effect of accounting change was $0.57 in 2000 based on 13,616,000 average diluted shares outstanding and $1.06 in 1999 based on 13,576,000 average diluted shares outstanding.

      In conjunction with the Company's strategic restructuring program, the Company developed a plan in October 2000 to exit its micronutrients business, which produces zinc and manganese products for the agricultural markets. The plan provided for the sale of the stock of TETRA's wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company's U.S. operations. It also provided for the sale of all inventories and the sale or shutdown of the plant and equipment associated with its zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash and wrote down its investment in the remaining zinc sulfate micronutrients assets to their estimated net realizable value.

      The Company has accounted for the micronutrients business as a discontinued operation and has restated prior period financial statements accordingly. The estimated loss on the disposal of the discontinued operations of $14.5 million (net of income tax benefit of $5.4 million) represents the estimated loss on the disposal of the assets of the micronutrients business and a provision of $0.2 million for anticipated losses during the disposition period from October 1, 2000 to September 30, 2001. Revenues from discontinued operations were $30.6 million in 2000 compared to $37.2 million in 1999. Net income from discontinued operations was $0.01 million in 2000 and $1.7 million in 1999.

      In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5, Reporting the Costs of Start-up Activities (ASOP 98-5), which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions of the SOP 98-5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999.

      Net loss for the year was $6.7 million compared to income of $10.2 million in the prior year. Net loss per diluted share was $0.49 in 2000 on 13,616,000 average diluted shares outstanding and net income of $0.75 in 1999 on 13,576,000 average diluted shares outstanding.

      1999 Compared to 1998

      Total revenues for the year ended December 31, 1999 were $178.1 million compared to $211.7 million in 1998, a decrease of $33.6 million or 15.9%. Revenues from the Fluids Division were $109.6 million, down $17.9 million or 14%, from the 1998 level of $127.5 million. The Division's revenue decline is the direct result of the reduction in drilling activity throughout the energy industry and the resulting pricing pressures that accompany it. The Well Abandonment/ Decommissioning Division revenues declined at a slower rate, approximately 8% based on market penetration in 1999 for inland waters services. During the year, the Company sold its Process Technologies business (TPT), which generated revenues of $4.1 million in 1999 and $15.6 million in 1998.

      Gross profits for the year were $39 million, down $17.1 million or 30% from $56.1 million in 1998. Gross profits in the Fluids Division were down significantly as volumes declined and pricing pressures were realized from the general industry slow down. Gross profits for the calcium chloride products were down slightly due to the planned shut down of the Lake Charles dry plant to reduce inventory levels. The Division's gross profits percentages also suffered significantly from these business conditions.

      General and Administrative expenses were $37.2 million in 1999 compared to $35.4 in 1998, an increase of $1.8 million. This increase is attributable to costs obtained through acquisitions and increased advertising costs.

      In March 1999, the Company was verbally notified of the early termination of a significant liquid calcium chloride contract. The Company was subsequently notified in writing. Under the terms of the contract, the Company is required to terminate its operations at that location and vacate the facility within two years from the date of written notification. The Company is also required to remove all of its equipment and fixtures, at its own cost. As a result of the early termination of the contract, the Company recorded an impairment of these Fluids Division assets of approximately $1.4 million. These assets are currently in service through the end of the contract.

      Also during the first quarter of 1999, the Company committed to certain actions that resulted in the impairment of other plant assets in the Company's Fluids Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needs the previously existing dry plant and has subsequently dismantled it, resulting in an impairment charge of approximately $1.8 million. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter. The abandoned assets of both plant facilities were written off during the first quarter. Finally, the Company recognized the impairment of certain micronutrients assets totaling approximately $1.1 million. These assets were deemed impaired with the acquisition of the WyZinCo Company and the CoZinCo assets and were written off during the first quarter.

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

      As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999, as detailed below:

                                                      December 31, 1999
                                                      -----------------
                                                        (In Thousands)
                                                                   Liability
                                                     Expense        Balance
                                                     -------        -------
      Involuntary termination costs ..........        $1,170        $1,170
      Contractual costs ......................           760           760
      Exit costs .............................           390           390
                                                      ------        ------
                                                      $2,320        $2,320
                                                      ======        ======

      Involuntary termination costs consist of severance costs associated with the termination of six management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge, approximately $1.1 million is associated with the Fluids Division, $0.6 million with corporate administrative activities and $0.6 million with operations that were discontinued during the year. The majority of the costs are expected to be paid within the next 18 months and will be funded using cash flow from operations. These restructuring activities may result in additional expenses to be incurred in 2000, which the Company is unable to quantify at this time.

      Operating income for the year ended December 31, 1999 was a loss of $5.3 million compared to $20.7 million of income in 1998. The drop in earnings year-to-year reflects the significant drop in the energy services markets, loss of earnings associated with the sale of TPT, special charges of $4.7 million and a restructuring charge of $2.3 million.

      In March 1999, the Company sold its corporate headquarters building, realizing a pretax gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building.

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

      Interest expense in 1999 was $5.2 million, comparable to the prior year. Proceeds from the TPT and building sales were used to reduce long-term debt.

      Income before discontinued operations and the cumulative effect of accounting change was $14.3 million in 1999 compared to $9.3 million in 1998, an increase of $5.0 million. Net income per diluted share before discontinued operations and the cumulative effect of accounting change was $1.06 in 1999 on 13,576,000 average diluted shares outstanding and $0.67 in 1998 on 13,994,000 average diluted shares outstanding.

      In the fourth quarter of 2000, the Company approved a plan to exit the micronutrients business. This business has been reported as a discontinued operation in the accompanying financial statement with the prior years restated. In the year 1999, income from discontinued operations was reported as $1.7 million, net of a $2.1 million tax benefit. In 1998 a loss of $0.4 million net of a $0.3 million tax benefit from discontinued operations was reported . The increase in 1999 is attributable to improved commodity prices in the agricultural markets.

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

      Liquidity and Capital Resources

      The Company's investment in working capital, excluding cash, cash equivalents and restricted cash , was $59.0 million at December 31, 2000 compared to $54.2 million at December 31, 1999, an increase of $4.8 million. Accounts receivables increased approximately $18.5 million, due to the increased activity in the well abandonment/decommissioning, production testing and CBF businesses. Inventories were down $10.4 million, mainly in the bromides and chlorides operations resulting from increased sales demand. Deferred tax assets increased primarily from the tax benefits of the discontinued operations losses. Accounts payables and accrued expenses increased in the gulf coast and well abandonment/decommissioning groups in support of increased activity. Current portion of long term debt increased $4.7 million due to the required amortization of the term portion of the credit facility.

      To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, unsecured, prime rate/LIBOR-based line-of-credit with a syndicate of banks led by Bank of America. As of December 31, 2000, the Company had $2.6 million in letters of credit and $56.7 million in long-term debt outstanding. The line-of-credit matures in 2002. The Company's credit facility is subject to common financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. During the year, the Company amended its existing credit facility to include an asset based component of up to $50 million and a term component of up to $50 million secured with property and equipment. The Company believes this new credit facility will meet all its capital and working capital requirements.

      Major investing activities in 2000 included an asset exchange with Key Energy Services, Inc. TETRA exchanged its South Texas trucking assets and certain rental tank assets for production testing, slickline, liquid mud and pipe testing assets in South Texas. This exchange will allow the Company to expand its production testing domestic and international business.

      During the fourth quarter of 2000, the Company significantly expanded its Well Abandonment/Decommissioning capacity through the acquisition of the assets of Cross Offshore Corporation, Ocean Salvage Corporation and Cross Marine LLC. The Company paid approximately $6.2 million in cash plus additional future consideration based upon future net earnings. The assets purchased will complement the Company's current well abandonment, platform decommissioning and heavy lift operations in the Gulf Coast inland waters and offshore markets. This transaction approximately doubles the offshore rigless well abandonment packages and increases the number of inland water well abandonment packages the Company can provide. It also gives the Company heavy lift capability with the acquisition of the Southern Hercules, a 500 ton capacity heavy lift barge.

      Capital expenditures during the twelve months ended December 31, 2000 totaled approximately $16.0 million. Significant components include purchase of additional Process Services equipment, oil and gas production testing and well abandonment/decommissioning equipment. The Company also acquired over $7 million of oil and gas properties in exchange for assuming certain well abandonment and decommissioning liabilities associated with the properties.

      The Company believes that its existing funds, cash generated by operations, funds available under its recently negotiated bank line-of-credit, as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies and vendor financing, will be sufficient to meet its current and anticipated operations and its anticipated capital expenditures through 2001 and thereafter.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

      The Company is subject to market risk exposure related to changes in interest rates on the floating rate portion of its credit facility. These instruments carry interest at an agreed-upon percentage rate spread above LIBOR. At December 31, 2000, the Company had $56.7 million outstanding under its credit facility, of which $40 million was subject to an interest rate swap and $16.7 million subject to a floating rate based on LIBOR plus 2.0%. The interest rate swap agreements provide the Company with a 6.4% fixed interest rate which mitigates a portion of the Company's risk against changes in interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $167,000 on an annual basis. The Company has no financial instruments subject to foreign currency fluctuation or commodity price risks.

      FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted this accounting standard as required on January 1, 2001. The impact of the adoption was not material.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

      The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors -- Executive Officers" and "Section 16(a) Beneficial ownership Reporting Compliance" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

Item 11. Executive Compensation.

      The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors -- Director Compensation" and "Compensation of Executive Officers" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Report of the Compensation Committee of the Board of Directors" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

Item 13. Certain Relationships and Related Transactions.

      The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Securities Exchange Act of 1934 within 120 days of the end of the Company's fiscal year on December 31, 2000.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(1)   List of documents filed as part of this Report

      1.     Financial Statements of the Company
                                                                            Page
                                                                            ----

             Report of Independent Auditors                                  F-1

             Consolidated Balance Sheets at December 31, 2000 and 1999       F-2

             Consolidated Statements of Operations for the years             F-4
                    ended December 31, 2000, 1999, and 1998

             Consolidated Statements of Stockholders' Equity for the
                    years ended December 31, 2000, 1999, and 1998            F-5

             Consolidated Statements of Cash Flows for the years
                    ended December 31, 2000, 1999, and 1998                  F-6

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

      3.    List of Exhibits

            3.1(i) Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).

            3.1(ii) Certificate of Designation of Series One Junior Participating Preferred Stock of the Company dated October 27, 1998 (filed as an exhibit to the Company's Registration Statement on Form 8-A filed on October 27, 1998 (the "1998 Form 8-A") and incorporated herein by reference).

            3.2 Bylaws, as amended (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).

            4.1 Rights Agreement dated as of October 26, 1998 between the Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings Bank), as Rights Agent (filed as an exhibit to the 1998 Form 8-A and included herein reference).

            10.1 Long-term Supply Agreement with Bromine Compounds Ltd. (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference; certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

            10.2 Agreement dated November 28, 1994 between Olin Corporation and TETRA-Chlor, Inc. (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference; certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

            10.3 Sales Agreement with Albemarle Corporation (filed as an exhibit to the Company's Form 10-Q for the three months ended June 30, 1997 and incorporated herein by reference; certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

            10.4 Amendment to Nonqualified Stock Option Agreement effective December 11, 1998 with Allen T. McInnes (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

            10.5     Employment Agreement effective February 1, 2000 with Allen
                     T. McInnes (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

            10.6 First Amended and Restated Credit Agreement dated as of May 12, 2000 with Bank of America, N.A. (filed as an exhibit to the Company's Form 10-Q for the three months ended June 30, 2000 and incorporated herein by reference).

            10.7* Nonqualified Stock option Agreement dated April 1, 1996 with Allen T. McInnes

            10.8*    1990 Stock Option Plan, as amended through January 5, 2001.

            10.9*    Director Stock Option Plan

            10.10*   1998 Director Stock Option Plan

            21*      Subsidiaries of the Company

            23*      Consent of Ernst & Young, LLP

----------
* Filed with this report

(b)   Form 8-K: None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                                        TETRA Technologies, Inc.


Date: March 23, 2001                    By:    /s/Geoffrey M. Hertel
                                                --------------------------------
                                                Geoffrey M. Hertel, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                          Title                      Date
        ---------                          -----                      ----

/s/ J. Taft Symonds
-------------------------                Chairman of              March 23, 2001
J. Taft Symonds                   the Board of Directors


/s/ Geoffrey M. Hertel               Geoffrey M. Hertel           March 23, 2001
-------------------------         President and Director
Geoffrey M. Hertel             (Principal Operating Officer)
                               (Principal Financial Officer)


/s/ Bruce A. Cobb                       Bruce A. Cobb             March 23, 2001
-------------------------         Vice President, Finance
Bruce A. Cobb                 (Principal Accounting Officer)


/s/ Hoyt Ammidon, Jr.                     Director                March 23, 2001
-------------------------
Hoyt Ammidon, Jr.


/s/ Paul D. Coombs                        Director                March 23, 2001
-------------------------
Paul D. Coombs


/s/ Ralph S. Cunningham                   Director                March 23, 2001
-------------------------
Ralph S. Cunningham


/s/ Tom H. Delimitros                     Director                March 23, 2001
-------------------------
Tom H. Delimitros


/s/ Allen T. McInnes                      Director                March 23, 2001
-------------------------
Allen T. McInnes


/s/ Kenneth P. Mitchell                   Director                March 23, 2001
-------------------------
Kenneth P. Mitchell

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
TETRA Technologies, Inc.

      We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                            ERNST & YOUNG LLP

Houston, Texas
February 21, 2001

                    TETRA Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                 (In Thousands)

                                                                        December 31,
                                                                   ------------------------
                                                                     2000           1999
                                                                   ---------      ---------
ASSETS
Current Assets:
     Cash and cash equivalents                                     $   6,594      $   4,088
     Restricted cash                                                      --          2,000
     Trade accounts receivable, net of allowances for doubtful
       accounts of $930 in 2000 and $1,760 in 1999                    63,997         45,871
Inventories                                                           34,141         44,825
Deferred tax assets                                                    9,828          2,356
Prepaid expenses and other current assets                              3,524          3,454
                                                                   ---------      ---------
     Total current assets                                            118,084        102,594

Property, Plants and Equipment:
     Land and Building                                                 9,924          9,355
     Machinery and equipment                                         120,029        103,188
     Automobiles and trucks                                            7,924          9,141
     Chemical plants                                                  36,223         36,675
     O&G Producing Assets                                              7,475             --
     Construction in progress                                         10,410          7,048
                                                                   ---------      ---------
                                                                     191,985        165,407
Less accumulated depreciation and depletion                          (66,480)       (54,934)
                                                                   ---------      ---------
     Net property, plant and equipment                               125,505        110,473

Other Assets:
     Cost in excess of net assets acquired, net of accumulated
      amortization of $2,967 in 2000 and $2,425 in 1999               20,189         20,685
     Other, net of accumulated amortization of $3,762 in 2000
       and $3,290 in 1999                                              5,406          5,473
     Net Assets of Discontinued Operations                             9,756         45,285
                                                                   ---------      ---------
     Total other assets                                               35,351         71,443
                                                                   ---------      ---------
                                                                   $ 278,940      $ 284,510
                                                                   =========      =========

                 See Notes to Consolidated Financial Statements

                    TETRA Technologies, Inc. and Subsidiaries
                           Consolidated Balance Sheets
               (In Thousands, Except Share and Per Share Amounts)

                                                                               December 31,
                                                                         ------------------------
                                                                            2000          1999
                                                                            ----          ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                              $  28,082      $  23,488
     Accrued Expenses                                                       17,488         16,563
     Current portions of all long-term debt and capital lease
       obligations                                                           6,955          2,232
                                                                         ---------      ---------
          Total Current Liabilities                                         52,525         42,283

Long-Term debt, less current portion                                        50,166         74,000
Capital Lease Obligations, less current portion                                444          1,026
Deferred Income Taxes                                                       20,966         16,283
Decommissioning liabilities                                                  9,165             --
Other liabilities                                                            1,920          1,497

Commitments and Contingencies

Stockholders' Equity:
     Common stock, par value $0.01 per share
     40,000,000 shares authorized, with 13,719,607 shares issued and outstanding in 2000 and 13,529,201 shares issued and
      outstanding in 1999                                                      138            136
     Additional paid-in capital                                             79,587         77,988
     Treasury stock, at cost, 94,000 shares in 2000 and in 1999             (1,107)        (1,107)
     Accumulated other comprehensive income                                   (901)          (355)
     Retained earnings                                                      66,037         72,759
          Total Stockholders' Equity                                       143,754        149,421
                                                                         ---------      ---------
                                                                         $ 278,940      $ 284,510
                                                                         =========      =========

                 See Notes to Consolidated Financial Statements

                    TETRA Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                                    Year Ended December 31,
                                                                           ---------------------------------------
                                                                              2000           1999           1998
                                                                           ---------      ---------      ---------
Revenues:
  Product Sales                                                            $ 120,321      $ 103,790      $ 121,663
  Services                                                                   104,184         74,272         90,065
                                                                           ---------      ---------      ---------
          Total Revenues                                                     224,505        178,062        211,728
Cost of Revenues:
  Cost of Product Sales                                                       95,216         86,211         89,426
  Cost of Services                                                            75,596         52,885         66,192
                                                                           ---------      ---------      ---------
          Total Cost of Revenues                                             170,812        139,096        155,618
                                                                           ---------      ---------      ---------
               Gross Profit                                                   53,693         38,966         56,110
General and Administrative Expense                                            37,569         37,190         35,449
Special Charge                                                                    --          4,745             --
Restructuring Charge                                                              --          2,320             --
                                                                           ---------      ---------      ---------
          Operating Income                                                    16,124         (5,289)        20,661
Gain on sale of administration building                                           --          6,731             --
Gain on sale of business                                                          --         29,629             --
Interest expense                                                              (4,187)        (5,238)        (5,257)
Interest income                                                                  441            371            148
Other income (expense)                                                            31             65           (239)
                                                                           ---------      ---------      ---------
Income before taxes, discontinued operations and cumulative effect
   of accounting change                                                       12,409         26,269         15,313
Provision for income taxes                                                     4,672         11,940          5,991
                                                                           ---------      ---------      ---------
Income before discontinued operations and cumulative effect
   of accounting change                                                        7,737         14,329          9,322

Discontinued Operations:
   Income (loss) from discontinued operations, net of tax benefits of
     $7, $2,066 and $272 in 2000, 1999 and 1998, respectively                     10          1,685           (424)
  Estimated loss on disposal of discontinued operations, net of
     tax benefits of $5,374                                                  (14,469)            --             --
                                                                           ---------      ---------      ---------
  (Loss) income from discontinued operations                                 (14,459)         1,685           (424)
                                                                           ---------      ---------      ---------
  (Loss) income before cumulative effect of accounting change                 (6,722)        16,014          8,898
  Cumulative effect of accounting change, net of tax benefit of $3,855            --         (5,782)            --
                                                                           ---------      ---------      ---------
          Net (loss) income                                                  ($6,722)     $  10,232      $   8,898
                                                                           =========      =========      =========
Net income per share before discontinued operations and cumulative
  effect of accounting change                                              $    0.57      $    1.06      $    0.69
  Income (loss) per share from discontinued operations                            --      $    0.12         ($0.03)
  Estimated loss per share on disposal of discontinued operations             ($1.06)            --             --
  Cumulative effect per share of accounting change                                --         ($0.43)            --
                                                                           ---------      ---------      ---------
Net (loss) income per share                                                   ($0.49)     $    0.76      $    0.66
                                                                           =========      =========      =========
Average Shares                                                                13,616         13,524         13,561
                                                                           =========      =========      =========

Net income per diluted share before discontinued operations and
  cumulative effect of accounting change                                   $    0.57      $    1.06      $    0.67
  Income (loss) per share from discontinued operations                            --      $    0.12         ($0.03)
  Estimated loss per share on disposal of discontinued operations             ($1.06)            --             --
  Cumulative effect per share of accounting change                                --         ($0.43)            --
                                                                           ---------      ---------      ---------
Net (loss) income per diluted share                                           ($0.49)     $    0.75      $    0.64
                                                                           =========      =========      =========
Average diluted shares                                                        13,616         13,576         13,994
                                                                           =========      =========      =========

                 See Notes to Consolidated Financial Statements

                    TETRA Technologies, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                                 (In Thousands)

                                                                                               Accumulated
                                                         Additional                               Other            Total
                                              Common      Paid-In     Treasury      Retained  Comprehensive    Stockholders
                                              Stock       Capital       Stock       Earnings     Income           Equity
                                            ---------    ----------   ---------    ---------  -------------    ------------
Balance at December 31, 1997                $     135    $  75,902                 $  53,629         ($86)      $ 129,580

Net Income for 1998                                                                    8,898                        8,898

Translation adjustment                                                                                (10)            (10)
                                                                                                                ---------
     Comprehensive Income
                                                                                                                    8,888

Exercise of common stock options                    1        1,408                                                  1,409

Purchase of Treasury Stock                                               (1,168)                                   (1,168)

Tax benefit upon exercise of certain non-
   qualified and incentive stock options                       613                                                    613
                                            ---------    ---------    ---------    ---------    ---------       ---------

Balance at December 31, 1998                      136       77,923       (1,168)      62,527          (96)        139,322

Net income for 1999                                                                   10,232                       10,232

Translation adjustment                                                                               (259)           (259)
     Comprehensive Income                                                                                       ---------
                                                                                                                    9,973

Exercise of common stock options                                65                                                     65

Issuance of Treasury Stock                                                   61                                        61
                                            ---------    ---------    ---------    ---------    ---------       ---------

Balance at December 31, 1999                      136       77,988       (1,107)      72,759         (355)        149,421

Net Income for 2000                                                                   (6,722)                      (6,722)

Translation adjustment                                                                               (546)           (546)
     Comprehensive Income                                                                                       ---------
                                                                                                                   (7,268)

Exercise of common stock options                    2        1,599                                                  1,601
                                            ---------    ---------    ---------    ---------    ---------       ---------

Balance at December 31, 2000                $     138    $  79,587    ($  1,107)   $  66,037        ($901)      $ 143,754
                                            =========    =========    =========    =========    =========       =========

                 See Notes to Consolidated Financial Statements

                    TETRA Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                   Year Ended December 31,
                                                                             --------------------------------
                                                                               2000        1999        1998
                                                                             --------    --------    --------
Operating Activities:
  Net Income                                                                  ($6,722)   $ 10,232    $  8,898
  Adjustments to reconcile net income to net cash provided by operating activities :
     Depreciation and amortization                                             15,265      14,205      14,195
     Provision for deferred income taxes                                        1,679       6,312       2,846
     Provision for doubtful accounts                                              655       1,366         163
     Amortization of gain on leaseback                                           (202)         --          --
     Loss from the disposal of discontinued operation, net of tax              14,469          --          --
     Gain  on sale of property, plant and equipment                               (29)         (9)       (113)
     Restructuring Charge                                                          --       2,320          --
     Special charges                                                               --       4,745          --
     Gain on the sale of business                                                  --     (29,629)         --
     Gain on the sale of the administration building                               --      (6,731)         --
     Cumulative effect of accounting change, net of tax                            --       5,782          --
     Changes in operating assets and liabilities, net of assets acquired :
          Trade accounts receivable                                           (18,514)        748         785
          Costs and estimated earnings in excess of
                billings on incomplete contracts                                   --        (986)     (1,620)
          Inventories                                                          10,473       2,895     (16,863)
          Prepaid expenses and other current assets                              (344)       (271)        492
          Trade accounts payable and accrued expenses                           3,686       1,695       3,170
          Discontinued operations - noncash charges
              and working capital changes                                       2,231      (1,309)     (2,111)
          Other                                                                    --         483         700
                                                                             --------    --------    --------
          Net cash  provided  by operating activities                          22,647      11,848      10,542
                                                                             --------    --------    --------

 Investing Activities:
    Purchases of property, plant and equipment                                (15,992)    (12,407)    (35,388)
    Business combinations, net of cash acquired                                (6,587)         --      (2,135)
    Proceeds from sale of business                                             15,414      38,825          --
    Change in Restricted Cash                                                   2,000      (2,000)         --
    Decrease (increase)  in other assets                                        1,261        (723)       (339)
    Investing activities of discontinued operations                              (222)    (10,836)     (7,851)
    Proceeds from sale of property, plants and equipment                          511      10,662       3,478
                                                                             --------    --------    --------
    Net cash (used) provided by investing activities                           (3,615)     23,521     (42,235)
                                                                             --------    --------    --------

                 See Notes to Consolidated Financial Statements

                    TETRA Technologies, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                           Year Ended December 31,
                                                                      --------------------------------
                                                                        2000        1999        1998
                                                                      --------    --------    --------
 Financing Activities:
 Proceeds from long-term debt and capital lease obligations           $ 39,233    $ 25,615    $ 41,974
 Proceeds from leaseback sale                                            1,074          --          --
 Principal payments on long-term debt and capital lease obligations    (58,432)    (59,670)    (10,494)

 Repurchase of common stock                                                 --          61      (1,168)
 Proceeds from sale of common stock and exercised stock options          1,599          65       1,409
                                                                      --------    --------    --------
      Net cash provided by financing activities                        (16,526)    (33,929)     31,721
                                                                      --------    --------    --------
 Decrease  in cash and cash equivalents
                                                                         2,506       1,440          28

 Cash & Cash Equivalents at Beginning of Period                          4,088       2,648       2,620
                                                                      --------    --------    --------
 Cash & Cash Equivalents at End of Period                             $  6,594    $  4,088    $  2,648
                                                                      ========    ========    ========

Supplemental Cash Flow Information:
  Capital lease obligations incurred                                  $    233    $  1,179    $    975
  Capital lease obligations terminated                                   1,397       1,465       1,109
  Interest paid                                                          7,163       8,358       7,286
  Taxes paid                                                             1,389       2,600       2,727

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000

NOTE A -- ORGANIZATION AND OPERATIONS OF THE COMPANY

      TETRA Technologies, Inc. ("TETRA" or "the Company") is an energy services company with an integrated chemicals operation that supplies chemical products to energy markets, as well as other markets. The Company is comprised of three divisions - Fluids, Well Abandonment/Decommissioning and Testing & Services.

      The Company's Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The division also markets the fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

      The Well Abandonment/Decommissioning Division provides a complete package of services required for the abandonment of depleted oil and gas wells, and the decommissioning of platforms, pipelines and other associated equipment. The division services the onshore, inland waters and offshore of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in connection with its well abandonment and decommissioning business.

      The Company's Testing & Services Division provides production testing services to the Texas, Louisiana, offshore Gulf of Mexico and Latin American markets. It also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining and exploration and production operations.

      TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company's corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas, its phone number is 281/367-1983, and its website is at www.tetratec.com.

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

Financial Instruments

      The fair value of the Company's financial instruments, which includes cash, accounts receivable, short-term borrowings and long-term debt, approximates their carrying amounts. Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables with companies in the energy industry. The Company's policy is to evaluate, prior to shipment, each customer's financial condition and determine the amount of open credit to be extended. The Company generally requires appropriate, additional collateral as security for credit amounts in excess of approved limits. The trade receivables include activity with oil and gas companies and other industrial companies.

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

                  Building                     25 years
                  Machinery and equipment      3 and 5 and 10 years
                  Automobiles and trucks       4 years
                  Chemical plants              15 years

      Certain production equipment is depreciated based on operating hours or units of production because depreciation occurs primarily through use rather than through elapsed time. Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $13.5 million, $13.1 million and $12.9 million, respectively.

      For income tax purposes, the Company provides for depreciation using accelerated methods. Interest capitalized for the years ended December 31, 2000, 1999 and 1998 was $0.3 million, $0.07 million and $1.3 million, respectively.

      All of the Company's interests in oil and gas properties are located offshore in the Gulf of Mexico. The Company follows the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method, all the costs associated with acquiring, developing and producing the Companies oil and gas properties are capitalized. Maritech's offshore property acquisitions are recorded at the value exchanged at closing together with an estimate of its proportionate share of the decommissioning liability assumed in the purchase, based upon its working interest ownership percentage. In estimating the decommissioning liabilities associated with these offshore property acquisitions, the Company performs detailed estimating procedures, analysis and engineering studies. All capitalized costs are amortized on a unit-of-production basis based on the estimated remaining oil and gas reserves. For the year ended December 31, 2000, oil and gas producing assets were amortized at a rate of $1.60 per MCF. Properties are periodically assessed for impairment in value, with any impairment charged to expense.

Decommissioning Liability

      The decommissioning liability recorded by the Company includes costs to dismantle, relocate and dispose of the Company's offshore production platforms, gathering systems, wells and related equipment. These costs are amortized on a unit of production basis upon the depletion of the oil and gas producing assets.

Advertising

      The Company expenses costs of advertising as incurred. Advertising expense for the years ended December 31, 2000, 1999 and 1998 were $3.0 million, $3.1 million and $1.3 million, respectively.

Intangible Assets

      Patents and licenses are stated on the basis of cost and are amortized on a straight-line basis over the estimated useful lives, generally ranging from 14 to 20 years.

      Goodwill is amortized on a straight-line basis over its estimated life of 20 - 40 years. On an annual basis, the Company estimates the future estimated discounted cash flows of the business to which goodwill relates in order to determine that the carrying value of the goodwill had not been impaired.

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

Stock Compensation

      The Company accounts for stock-based compensation using the intrinsic value method. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Note L to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date.

Income per Common Share

      Basic earnings per share excludes any dilutive effects of options. Diluted earnings per share includes the dilutive effect of stock options, which is computed using the treasury stock method during the periods such options were outstanding. A reconciliation of the common shares used in the computations of income per common and common equivalent shares is presented in Note N to the Consolidated Financial Statements.

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

Revenue Recognition

      Revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered with appropriate provisions for uncollectible accounts. The Company recognizes oil and gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold is not significantly different from the Company's share of production.

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

New Accounting Pronouncements

      In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which is effective for fiscal years beginning after June 15, 2000, with earlier adoption encouraged. FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted this accounting standard as required on January 1, 2001. The impact of the adoption was not material.

NOTE C -- DISCONTINUED OPERATIONS

      During the fourth quarter of 1999, the Company announced its strategic restructuring program to refocus its efforts in the energy services business. In conjunction with this program, the Company developed a plan in October 2000 to exit its micronutrient business which produces zinc and manganese products for the agricultural markets. The plan provided for the sale of the stock of TETRA's wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company's U.S. operations. It also provided for the sale of all inventories, plant and equipment associated with its U.S. zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash.

      The Company has accounted for the micronutrients business as a discontinued operation and has restated prior period financial statements accordingly. The estimated loss on the disposal of the discontinued operations of $14.5 million (net of income tax benefit of $5.4 million) represents the estimated loss on the disposal of the assets of the micronutrients business and a provision of $0.2 million for expected losses during the disposition period from October 1, 2000 to September 30, 2001.

Summary operating results of discontinued operations are as follows:

                                          2000       1999        1998
                                        -------    -------      -------
                                                 In Thousands

         Revenues .................     $30,553    $37,239      $26,740
         Income (loss) before taxes          17       (381)        (696)
         Provision for Taxes ......           7     (2,066)        (272)
         Net income (loss) from
            Discontinued Operations     $    10    $ 1,685        ($424)

Assets and liabilities of the micronutrient business to be disposed of consist of the following at December 31:

                                             2000       1999
                                           -------     -------
                                              In Thousands
         Accounts Receivable .........     $ 5,437     $ 4,350
         Inventory ...................       4,462      12,195
         Property, Plant and Equipment       1,874      19,639
         Other Assets ................          41      15,227
                                           -------     -------
            Total Assets .............      11,814      51,411
         Current Liabilities .........       2,058       3,617
         Other Liabilities ...........          --       2,509
                                           -------     -------
            Net Assets ...............     $ 9,756     $45,285
                                           =======     =======

      The net assets to be disposed are carried at their expected net realizable values and have been separately classified in the accompanying balance sheet at December 31, 2000. The 1999 balance sheet has been restated to conform with the current year's presentation.

      During the period from January 1, 2000 to the measurement date and for the years ended December 31, 1999 and 1998, the loss from discontinued operations, net of taxes, included an allocation of interest expense of $1.4 million, $2.0 million and $0.9 million, respectively. For the period from the measurement date through the expected divestiture date, the loss from discontinued operations included an allocation of interest expense of $1.2 million. Interest expense allocated to the discontinued operations was based upon borrowings directly attributed to those operations.

NOTE D - RESTRUCTURING AND SPECIAL CHARGES

      During the fourth quarter of 1999, the Company initiated a strategic restructuring program to refocus its effort in the energy services business. This program concentrated the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. To achieve this strategy, the Company started to actively pursue the disposition of its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company implemented plans to exit certain product lines and businesses which were not core to its new strategic direction. The remaining chemicals business will consist of a commodity products based operations, which significantly supports the energy service markets. The Company also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations.

      As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity during the twelve months ended December 31, 2000.

                                       December 31, 1999      December 31, 2000
                                       -----------------      -----------------
                                         (In Thousands)        (In Thousands)
                                                 Liability     Cash    Liability
                                       Expense    Balance    Payments   Balance
                                       -------    -------    --------   -------

      Involuntary termination costs     $1,170     $1,170     $  877     $  293
      Contractual costs ...........        760        760         --        760
      Exit costs ..................        390        390        273        117
                                        ------     ------     ------     ------
                                        $2,320     $2,320     $1,150     $1,170
                                        ======     ======     ======     ======

      Involuntary termination costs consist of severance costs associated with the termination of six management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge, approximately $0.9 million is associated with the Fluids Division and $0.3 million with corporate administrative activities. The majority of the costs are expected to be paid within the next 12 months and will be funded using cash flow from operations.

      In March 1999, the Company was verbally notified of the early termination of a significant liquid calcium chloride contract. The Company was subsequently notified in writing. Under the terms of the contract, the Company is required to terminate its operations at that location and vacate the facility within two years from the date of written notification. The Company is also required to remove all of its equipment and fixtures, at its own cost. As a result of the early termination of the contract, the Company recorded a first quarter impairment of these Fluids Division assets of approximately $1.4 million. These assets are currently in service through the end of the contract.

      Also during the first quarter of 1999, the Company committed to certain actions that resulted in the impairment of other plant assets in the Company's Fluids Division. As a result of increased production volumes achieved at the new calcium chloride dry plant in Lake Charles, Louisiana, the Company no longer needed the previously existing dry plant and has subsequently dismantled it, resulting in an impairment charge of approximately $1.8 million. In addition, the Company recently completed modifications on the West Memphis, Arkansas bromine plant. The assets related to the old zinc bromide production unit, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter. The abandoned assets of both plant facilities were written off during the first quarter. Finally, the Company recognized the impairment of certain micronutrients' assets totaling approximately $1.1 million. These assets were deemed impaired with the acquisition of the WyZinCo Company and the CoZinCo assets and were written off during the first quarter.

NOTE E -- ACQUISITIONS AND DISPOSITIONS

      In April 2000, the Company completed an asset exchange of its trucking operations for certain assets of Key Energy Services. The Company accounted for the exchange of interest as a non-monetary transaction whereby the basis in the exchanged assets became the new basis in the assets received. No gain or loss was recognized as a result of the exchange.

      During the fourth quarter of 2000, the Company significantly expanded its Well Abandonment/ Decommissioning capacity through the acquisition of the assets of Cross Offshore Corporation, Ocean Salvage Corporation and Cross Marine LLC. The Company paid approximately $6.2 million in cash plus additional future consideration contingent upon future net earnings. The assets purchased will complement the Company's current well abandonment, platform decommissioning and heavy lift operations in the Gulf Coast inland waters and offshore markets. This transaction approximately doubles the offshore rigless well abandonment packages and increases the number of inland water well abandonment packages the Company can provide. It also gives the Company heavy lift capabilities with the acquisition of the Southern Hercules, a 500 ton capacity heavy lift barge.

      In two separate transactions closing during the fourth quarter of 2000, the Company acquired oil and gas producing properties in exchange for the assumption of the decommissioning liability. The effective date of the initial transaction was June 1, 2000. Oil and gas producing assets were recorded at the future estimated decommissioning costs less cash received of $1.3 million.

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

      In July 1999, the Company sold its Process Technologies business for $38.8 million. Of these proceeds, $2.0 million was escrowed and could be used to satisfy certain claims asserted by the buyer within the first year after the sale. The escrowed amounts are classified as restricted cash in the accompanying financial statements. The Company received the full amount in 2000. The sale, which was effective May 1, 1999 generated a pretax gain of $29.6 million. The proceeds were used to reduce long-term bank debt. TETRA Process Technologies ("TPT") is in the waste and potable water treatment business and was operated as part of the Chemicals Division. It had sales of $4.1 million in 1999, $15.6 million in 1998 and $11.4 million in 1997.

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

NOTE F -- LONG-TERM DEBT AND OTHER BORROWINGS

      Long-term debt consists of the following:

                                                              December 31,
                                                              ------------
                                                             (In Thousands)
                                                           2000          1999
                                                           ----          ----
General purpose revolving line-of-credit
   for $100 million with interest at LIBOR
    plus .75 - 2.75%.  Borrowings as of 12/31/00
    accrued interest at LIBOR plus 2.00% ...........     $ 56,700      $ 74,000

Other ..............................................           --         1,230
                                                         --------      --------
                                                           56,700        75,230
Less current portion ...............................       (6,534)       (1,230)
                                                         --------      --------

   Total long-term debt ............................     $ 50,166      $ 74,000
                                                         ========      ========

      Scheduled maturities for the next five years and thereafter as of December 31, 2000 are as follows (in thousands):

         2001 ..................................                $ 6,534
         2002 ..................................                 50,166
                                                                -------
                                                                $56,700
                                                                =======

      As of December 31, 2000, the Company has $2.6 million in letters of credit and $56.7 million in long-term debt outstanding against a $100 million line of credit, leaving a net availability of $40.7 million. In May 2000, the Company amended its $120 million line of credit to be a $100 million line of credit secured by an asset-based component of $50 million and a $50 million term component secured by property and equipment. This agreement matures on March 31, 2002. TETRA's credit facility is subject to common financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases as the financial ratios increase. The Company is not required to maintain compensating balances. The covenants also included certain restrictions on the Company for the sale of assets. The Company believes this new credit facility will meet all its capital and working capital requirements.

      In September 1997, the Company entered into two interest rate swap agreements, each with a nominal amount of $20 million, which are effective January 2, 1998 and expire on January 2, 2003. The interest rate swap agreements provide for the Company to pay interest at a fixed rate of approximately 6.4% (annual rate) every three months, beginning April 2, 1998 and requires the issuer to pay the Company on a floating rate based on LIBOR. The swap transactions can be canceled by the Company through payment of a cancellation fee, which is based upon prevailing market conditions and remaining life of the agreement. The estimated fair value of the swap transactions at December 31, 2000 was lower than the carrying value by $0.5 million.

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

      Property, plant, and equipment includes the following amounts for leases that have been capitalized:

                                                         December 31,
                                                        ------------
                                                       (In Thousands)
                                                     2000          1999
                                                     ----          ----
      Automobiles and trucks ...............       $ 3,736        $ 4,419
      Less accumulated amortization ........        (2,756)        (2,073)
                                                   -------        -------
                                                       980          2,346
                                                   =======        =======

      Machinery and equipment ..............           108            108
      Less accumulated amortization ........           (43)           (30)
                                                   -------        -------
                                                   $    65        $    78
                                                   =======        =======

      Amortization of these assets is computed using the straight-line method over the terms of the leases and is included in depreciation and amortization expense.

      Future minimum lease payments by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following at December 31, 2000:

                                                          Capital    Operating
                                                          Leases       Leases
                                                          ------       ------
                                                              (In Thousands)

      2001 ......................................         $   524      $ 4,332
      2002 ......................................             353        3,887
      2003 ......................................             157        3,268
      2004 ......................................             124        2,180
      2005 ......................................               3        1,625
                                                          -------      -------
      Total minimum lease payments ..............           1,161      $15,292
                                                                       =======
      Amount representing interest ..............            (296)
                                                          -------
      Present value of net minimum lease payments             865
      Less current portion ......................            (421)
                                                          -------

           Total long-term portion ..............         $   444
                                                          =======

      Rental expense for all operating leases was $6.5 million, $5.4 million and $4.2 million in 2000, 1999 and 1998, respectively.

NOTE H -- INCOME TAXES

      The income tax provision attributable to continuing operations for years ended December 31, 2000, 1999 and 1998 consisted of the following:

                                                      Year Ended December 31,
                                                      -----------------------
                                                          (In Thousands)
                                                  2000         1999        1998
                                                  ----         ----        ----
Current
   Federal .................................     $ 1,261      $ 3,967     $1,052
   State ...................................         117          261        106
   Foreign .................................       1,615        1,400      1,986
                                                 -------      -------     ------
                                                   2,993        5,628      3,144

Deferred
   Federal .................................       1,528        5,909      2,791
   State ...................................         151          403         56
   Foreign .................................          --           --         --
                                                 -------      -------     ------
                                                   1,679        6,312      2,847

   Total tax provision .....................     $ 4,672      $11,940     $5,991
                                                 =======      =======     ======

      A reconciliation of the provision for income taxes attributable to continuing operations computed by applying the federal statutory rate for the years ended December 31, 2000, 1999 and 1998 to income before income taxes and the reported income taxes is as follows:

                                                  2000         1999        1998
                                                  ----         ----        ----
                                                           (In Thousands)
Income tax provision computed at statutory
   federal income tax rates ................     $ 4,219      $ 9,194     $5,206
State income taxes (net of federal benefit)          177          432         72
Nondeductible expenses .....................         372          612        358
Impact of international operations .........         304        1,290        260
Other ......................................        (400)         412         94
                                                 -------      -------     ------
Total tax provision ........................     $ 4,672      $11,940     $5,990
                                                 =======      =======     ======

      Income before taxes, discontinued operations and cumulative effect of accounting change includes the following components:

                                                  2000         1999        1998
                                                  ----         ----        ----
                                                           (In Thousands)

         Domestic ..........................     $11,022      $24,983    $13,879
         International .....................       1,387        1,286      1,434
                                                 -------      -------    -------
                      Total ................     $12,409      $26,269    $15,313
                                                 =======      =======    =======

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 1999 are as follows:

      Deferred Tax Assets:                                2000         1999
                                                          ----         ----
                                                            (In Thousands)

         Tax inventory over book ...................     $   899      $   842
         Allowance for doubtful accounts ...........         383          468
         Accruals ..................................       5,016        1,333
         Net operating and capital loss carryforward          --          121
         Tax credit carryforward ...................          --          477
         Foreign Tax credit carryforward ...........       1,131          753
         Restructuring charge ......................         386          858
         All other .................................         730          636
                                                         -------      -------
             Total deferred tax assets .............       8,545        5,488
         Valuation reserve .........................        (227)        (227)
                                                         -------      -------
             Net deferred tax assets ...............     $ 8,318      $ 5,261
                                                         =======      =======

      Deferred Tax Liabilities:                            2000         1999
                                                           ----         ----
                                                             (In Thousands)

         Tax over book depreciation ................     $17,129      $16,374
         Goodwill amortization .....................       1,979        1,688
         Accounts receivable mark-to-market ........         248          511
         All other .................................         100          615
                                                         -------      -------
         Total deferred tax liability ..............      19,456       19,188
                                                         -------      -------

         Net deferred tax liability ................     $11,138      $13,927
                                                         =======      =======

      The Company has recorded a valuation allowance of $0.2 million at December 31, 2000 and 1999 for deferred tax assets, which are not considered realizable.

NOTE I -- ACCRUED LIABILITIES

      Accrued liabilities are detailed as follows:

                                                         Year Ended December 31,
                                                           2000           1999
                                                              (In Thousands)

Compensation and employee benefits .............         $ 6,148         $ 3,354
Interest expense payable .......................             163             530
Oil & Gas producing liabilities ................             573              --
Professional fees ..............................             766             542
Restructuring charges ..........................           1,170           2,320
Taxes payable ..................................           4,203           5,016
Transportation and distribution costs ..........             701             681
Commissions, royalties and rebates .............             743             560
Plant operating costs ..........................             631             512
Other accrued liabilities ......................           2,390           3,048
                                                         -------         -------
                                                         $17,488         $16,563
                                                         =======         =======

NOTE J -- COMMITMENTS AND CONTINGENCIES

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

NOTE L -- STOCK OPTION PLANS

      The Company has various stock option plans which provide for the granting of options for the purchase of the Company's common stock and other performance-based awards to officers, key employees, non employees and directors of the Company. Incentive stock options can vest over a period of up to five years and are exercisable for periods up to ten years. The TETRA Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan") was initially adopted in 1985 and subsequently amended to change the name and the number and type of options that could be granted.

      In 1997 and 1998, the Company granted performance stock options under the 1990 Plan to certain executive officers. These options have an exercise price of $25.00 per share and vest in full in no less than five years, subject to earlier vesting as follows: fifty percent of each such option vests immediately if the market value per share is equal to or greater than $37.50 for a period of at least 20 consecutive trading days; and the remaining fifty percent vests immediately if the market value per share is equal to or greater than $50.00 for a period of at least 20 consecutive trading days. These options are immediately exercisable upon vesting; provided, however, that no more than 100,000 shares of Common Stock may be exercised by any individual after vesting in any 90 day period, except in the event of death, incapacity or termination of employment of the holder or the occurrence of a Corporation Change. Such options must be exercised within three years of vesting or they expire. At December 31, 2000, 950,000 shares of common stock have been reserved for grants, of which 350,000 were available for future grants.

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

      The Company also has a plan designed to award incentive stock options to non-executive employees and consultants who are key to the performance of the Company. At December 31, 2000, 500,000 shares of common stock have been reserved for grants, of which 316,874 were available for future grants.

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

      The following is a summary of stock option activity for the years ended December 31, 1998, 1999 and 2000:

                                                                        Shares        Weighted Average
                                                                     Under Option       Option Price
                                                                        (000's)           Per Share
                                                                        -------           ---------
      Outstanding at December 31, 1997 ..........................        2,555              $16.60

          Options granted .......................................        1,415               14.76
          Options canceled ......................................       (1,459)              19.13
          Options exercised .....................................         (134)              10.71
                                                                         -----
      Outstanding at December 31, 1998 ..........................        2,377               14.28

          Options granted .......................................          144               10.02
          Options canceled ......................................         (283)              14.55
          Options exercised .....................................          (13)               7.59
                                                                         -----
      Outstanding at December 31, 1999 ..........................        2,225               13.96

          Options granted .......................................          582                8.81
          Options canceled ......................................         (189)               9.40
          Options exercised .....................................         (191)               9.99
                                                                         -----
      Outstanding at December 31, 2000 ..........................        2,427               13.40
                                                                         =====

(In thousands, except per share amounts)

                                                                         2000      1999      1998
                                                                         ----      ----      ----
1990 TETRA Technologies, Inc. Employee Plan (as amended)
          Maximum number of shares authorized for issuance ......        3,950     3,950     3,950
          Shares reserved for future grants .....................          740     1,030       824
          Shares exercisable at year end ........................          883       948       848
          Weighted average exercise price of shares
              exercisable at year end ...........................       $10.20    $ 9.58    $ 9.69

Director Stock Option Plans
          Maximum number of shares authorized for issuance ......          175       175       175
          Shares reserved for future grants .....................           79        86       101
          Shares exercisable at year end ........................           64        57        47
          Weighted average exercise price of shares
              exercisable at year end ...........................       $ 8.92    $10.10    $ 9.93

All Other Plans
          Maximum number of shares authorized for issuance ......          702       785       785
          Shares reserved for future grants .....................          317       418       467
          Shares exercisable at year end ........................          342       269       209
          Weighted average exercise price of shares
              exercisable at year end ...........................       $10.09    $10.35    $10.27

                                        Options Outstanding                     Options Exercisable
                          -----------------------------------------------    ------------------------
                                       Weighted Average      Weighted                    Weighted
       Range of                            Remaining          Average                     Average
     Exercise Price       Shares       Contracted Life     Exercise Price    Shares    Exercise Price
     --------------       ------       ---------------     --------------    ------    --------------
    $5.88 to $9.80           850              6.3             $ 7.81           462         $ 7.83

   $10.19 to $16.75          921              7.9              10.65           758          10.56

   $16.88 to $25.00          656              6.7              24.50            69          20.49
                           -----                                            ------

                           2,427              7.0             $13.40         1,289         $10.11
                           =====                                            ======

      Assuming that TETRA had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the options vesting period, net income and earnings per share would have been as follows (in thousands except per share amounts):

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                               (In Thousands)
                                                                        2000       1999        1998
                                                                      -------     -------     ------
         Net (Loss) Income - as reported ........................     ($6,722)    $10,232     $8,898
         Net (Loss) Income - pro forma ..........................      (9,022)      8,144      7,369

         Net (Loss) Income per share - as reported ..............       (0.49)       0.75       0.66
         Net (Loss) Income per share - pro forma ................       (0.66)       0.60       0.54

         Net (Loss) Income per diluted share - as reported              (0.49)       0.75       0.64
         Net (Loss) Income per diluted share - pro forma ........      ($0.66)    $  0.60     $ 0.53

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; expected stock price volatility 46%, expected life of options 5.0 to 6.0 years, risk-free interest rate 5.25% and no expected dividend yield. The weighted average fair value of options granted during 2000, 1999 and 1998 was $3.91, $3.69 and $6.62 per share, respectively. The pro forma effect on net income for 1998 is not representative of the pro forma effect on net income in future years because of the potential of accelerated vesting of certain options and it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

NOTE M -- 401(k) PLAN

      The Company has a 401(k) profit sharing and savings plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 22% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 50% of each employee's contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. In addition, the Company can make discretionary contributions which are allocable to participants in accordance with the Plan.

NOTE N -- INCOME PER SHARE

      The following is a reconciliation of the common shares outstanding with the number of shares used in the computations of income per common and common equivalent share:

                                                                     Year Ended December 31,
                                                                     -----------------------
                                                                         (In Thousands)
                                                                   2000       1999       1988
                                                                  ------     ------     ------
Number of weighted average common shares outstanding .....        13,616     13,524     13,561
Assumed exercise of stock options ........................            --         52        433
                                                                  ------     ------     ------
Average diluted shares outstanding .......................        13,616     13,576     13,994
                                                                  ======     ======     ======

NOTE O -- INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

            In 1999, the Company managed its business in two segments: Oil & Gas Services and Chemicals. In the fourth quarter of 1999, the Company initiated a strategic restructuring program to refocus its efforts in the energy services business. The program centered on concentrating the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. During 2000, the Company executed this strategy and sold the manganese portion of the micronutrient business and consolidated, shutdown or sold other non-core components of the chemicals related operations. The micronutrients business, which includes the manganese and zinc sulfate feed and fertilizing products, is presented in the accompanying financial statements as a discontinued operation. The Company has written down its investment in the remaining zinc sulfate micronutrient assets and is actively pursuing their disposition. The Company now manages its operations through three divisions; Fluids, Well Abandonment/Decommissioning and Testing & Services. The segment information for the years ended December 31, 1999 and 1998 has been restated to reflect the restructuring of the Company.

      The Company's Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drillng, completion and workover operations in both domestic and international markets. The division also markets the liquid and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

      The Well Abandonment/Decommissioning Division provides a complete package of services required for the abandonment of depleted oil and gas wells and decommissioning of platforms, pipelines and other associated equipment. The division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in its well abandonment and decommissioning business.

      The Company's Testing & Services Division provides production testing services to the Texas, Louisiana and Latin American markets. It also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining and offshore exploration and production.

      The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes and non-recurring charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the operating units. Other includes corporate expenses, nonrecurring charges and elimination of intersegment revenues.

Summarized financial information concerning the business segments from continuing operations as follows:

                                                             Well
                                                           Abandon/     Testing
(In Thousands)                                  Fluids      Decomm.    & Services        Other       Consolidated
                                              -------------------------------------------------------------------
2000 Segment Detail
Revenues from external customers
     Products                                 $100,632     $ 11,740      $  7,949      $      --         $120,321
     Services and Rentals                       17,066       48,672        38,446                         104,184
Intersegmented Revenues                          1,173                         --         (1,173)              --
                                              -------------------------------------------------------------------
     Total Revenues                            118,871       60,412        46,395         (1,173)         224,505
                                              ===================================================================

Depreciation and Amortization                    6,651        4,253         3,779            582           15,265
Interest Expense                                     8                                     4,179            4,187
Income (loss) before taxes and
   discontinued operations                      10,233        4,565        10,166        (12,555)          12,409
Total Assets                                   123,673       75,965        55,922         23,380(3)       278,940
Capital Expenditures                             4,810        2,448         8,611            123           15,992

1999 Segment Detail
Revenues from external customers
     Products                                 $ 89,133     $  4,753      $  9,904                       $ 103,790
     Services and Rentals                       18,730       31,452        19,962          4,128(2)        74,272
Intersegmented Revenues                          1,729                                    (1,729)              --
                                              -------------------------------------------------------------------
     Total Revenues                            109,592       36,205        29,866          2,399          178,062
                                              ===================================================================

Depreciation and Amortization                    7,088        3,093         3,261            763           14,205
Interest Expense                                    12                         35           5,191           5,238
Income (loss)  before taxes, discontinued
  operations and cumulative effect  of
  accounting change                              7,380         (626)        2,254         17,261(1)        26,269
Total Assets                                   129,878       57,700        42,792         54,140(3)       284,510
Capital Expenditures                             4,428        1,576         5,993            410           12,407

1998 Segment Detail
Revenues from external customers
     Products                                 $104,904     $  9,387      $  7,372             --         $121,663
     Services and Rentals                       19,671       29,820        25,016         15,558(2)        90,065
Intersegmented Revenues                          2,965                         79         (3,044)              --
                                              -------------------------------------------------------------------
     Total Revenues                            127,540       39,207        32,467         12,514          211,728
                                              ===================================================================

Depreciation and Amortization                    7,322        2,975         2,798          1,100           14,195
Interest Expense                                     8            3           213          5,033            5,257
Income (loss) before taxes and
    discontinued ops                            18,350       (1,720)        7,341         (8,658)          15,313
Total Assets                                   148,290       59,059        38,762         59,174(3)       305,285
Capital Expenditures                            16,639       12,669         5,438            642           35,388

(1) Includes gain on the sale of administration building of $6,731, gain on the sale of the TPT business of $29,629, special charges of $4,745 and a restructuring charge of $2,320.
(2) Revenues from the TETRA Process Technologies business, which was sold in 1999.
(3)   Includes net assets of discontinued operations.

      Summarized financial information concerning the geographic areas in which the Company operated at December 31, 2000, 1999 and 1998 are presented below:

                                                 2000              1999              1998
                                                 ----              ----              ----
Revenues from external customers:
      U.S ...............................     $ 190,709         $ 143,192         $ 172,530
      Europe and Africa .................        17,813            21,011            24,112
      Other .............................        15,983            13,859            15,086
                                              ---------         ---------         ---------
             Total ......................       224,505           178,062           211,728

Transfer between geographic areas:
      U.S ...............................           208               596             1,252
      Europe and Africa .................            --                --                --
      Other .............................            --                --                --
      Eliminations ......................          (208)             (596)           (1,252)
                                              ---------         ---------         ---------
Total Revenues ..........................       224,505           178,062           211,728
                                              =========         =========         =========

Identifiable Assets:
      U.S ...............................       248,023           217,260           242,325
      Europe and Africa .................        17,436            18,779            22,797
      Other .............................        26,498            23,209            21,936
      Eliminations ......................       (13,017)(1)       (25,262)(1)       (18,227)(1)
                                              ---------         ---------         ---------
Total ...................................     $ 278,940         $ 284,510         $ 305,285
                                              =========         =========         =========

(1) Includes net assets of discontinued operations.

      In 2000, 1999 and 1998, no customer accounted for more than 10% of consolidated revenues.

NOTE P - QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data from continuing operations for 2000 and 1999 are as follows:

                                                                              Three Months Ended 2000
                                                         --------------------------------------------------------------
                                                         March 31            June 30        September 30    December 31
                                                         --------            -------        ------------    -----------
Total Revenue                                           $   50,909         $   56,117        $   54,077      $   63,402
Gross Profit                                                11,258             13,312            13,308          15,815
Net income before discontinued operations                      661              1,639             2,092           3,345
Income (loss) from discontinued operations,
  net of tax                                                    25                 79               (94)             --
Estimated loss on disposal of discontinued
   operations, net of tax                                       --                 --                --         (14,469)
                                                        ---------------------------------------------------------------
Net Income (loss)                                              686              1,718             1,998         (11,124)
                                                        ===============================================================

Net income per share before discontinued
   operations                                           $     0.05         $     0.12        $     0.15      $     0.24
Income (loss) per share from discontinued
  operations                                                    --         $     0.01           ($ 0.01)             --
Estimated loss per share on disposal of
   discontinued operations                                      --                 --                --          ($1.05)
                                                        ---------------------------------------------------------------
Net income (loss) per share                             $     0.05         $     0.13        $     0.14          ($0.81)
                                                        ===============================================================

Net income per diluted share before discontinued
   operations                                           $     0.05         $     0.12        $     0.15      $     0.24
Income (loss) per share from discontinued ops                   --         $     0.01            ($0.01)             --
Estimated loss per share on disposal of
   discontinued operations                                      --                 --                --          ($1.05)
                                                        ---------------------------------------------------------------
Net income per diluted share                            $     0.05         $     0.13        $     0.14          ($0.81)
                                                        ===============================================================

                                                                              Three Months Ended 1999
                                                         --------------------------------------------------------------
                                                         March 31            June 30        September 30    December 31
                                                         --------            -------        ------------    -----------
Total Revenue                                           $   48,429         $   40,139        $   44,089      $   45,405
Gross Profit                                                11,979              7,855            10,181           8,951
Net income before discontinued ops and
 cumulative effect of accounting change, net of tax          1,909(1)          16,315(2)            412          (4,307)(3)
Income (loss) from discontinued operations,
   net of tax                                                  194                179              (180)          1,492
Cumulative effect of accounting change, net of tax          (5,782)                --                --              --
                                                        ---------------------------------------------------------------
Net income (loss)                                           (3,679)            16,494               232          (2,815)
                                                        ===============================================================

Net income (loss) per share before discontinued
   ops and cumulative effect of accounting change       $     0.14         $     1.21        $     0.03          ($0.32)
Income (loss) per share from discontinued ops           $     0.01         $     0.01            ($0.01)          $0.11
Cumulative effect of accounting change                      ($0.43)                --                --              --
                                                        ---------------------------------------------------------------
Net income per share                                        ($0.28)        $     1.22        $     0.02          ($0.21)
                                                        ===============================================================

Net income (loss) per diluted share before
   discontinued operations and cumulative effect of
   accounting change                                    $     0.14         $     1.21        $     0.03          ($0.32)
Income (loss) per diluted share from discontinued
   operations                                           $     0.01         $     0.01            ($0.01)     $     0.11
Cumulative effect of accounting change                      ($0.43)                --                --              --
                                                        ---------------------------------------------------------------
Net income (loss) per diluted share                         ($0.28)        $     1.22        $     0.02          ($0.21)
                                                        ===============================================================

(1) Includes a special charge of $4,745 and gain on sale of administration building of $6,731
(2)   Includes gain on sale of business of $29,629
(3)   Includes restructuring charges of $2,320

NOTE Q - SHAREHOLDERS RIGHTS PLAN

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

      Terms of the Rights Plan provide for a dividend distribution of one Preferred Stock Purchase Right for each outstanding share of Common Stock to holders of record subsequent to the close of business on November 6, 1998. The Rights Plan would be triggered if an acquiring party accumulates or initiates a tender offer to purchase 20% or more of the Company's Common Stock and would entitle holders of the Rights to purchase either the Company's stock or shares in an acquiring entity at half of market value. Each Right entitles the holder thereof to purchase 1/100 of a share of Series One Junior Participating Preferred Stock for $50.00 per share, subject to adjustment. The Company would generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following the time the Rights become exercisable. The Rights will expire on November 6, 2008.

      For a more detailed description of the Rights Plan, refer to the Company's Form 8-K filed with the Securities and Exchange Commission on October 28, 1998.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (In Thousands)

                                                   Additions
                                                   ---------

                                                                    Charged
                                         Balance at     Charged     to Other                       Balance at
                                         Beginning     to Costs     Accounts-        Deductions       End
                                         of Period   and Expenses   Describe          Describe     of Period
                                         -------------------------------------------------------------------
Year Ended December 31, 1998:
   Allowance for doubtful accounts        $1,004        $  111     $       --         $  (305)(1)    $  810
                                          ======        ======     ==========         =======        ======

   Inventory Reserves                     $  150        $  255     $     (192)(2)     $    --        $  213
                                          ======        ======     ==========         =======        ======

Year Ended December 31, 1999:
   Allowance for doubtful accounts        $  810        $1,365     $      (95)(3)     $  (320)(1)    $1,760
                                          ======        ======     ==========         =======        ======

   Inventory Reserves                     $  213        $  460     $     (283)        $    --        $  390
                                          ======        ======     ==========         =======        ======

Year Ended December 31, 2000:
   Allowance for doubtful accounts        $1,760        $  655     $       --         $(1,487)       $  928
                                          ======        ======     ==========         =======        ======

   Inventory Reserves                     $  390        $   --     $      (57)        $    --        $  333
                                          ======        ======     ==========         =======        ======

(1)   Uncollectible accounts written off, net of recoveries.
(2)   Write off against inventory
(3)   Sale of business