Form 10-Q
period 2001-03-31
TETRA TECHNOLOGIES INC
filed 2001-05-08
CIK 844965

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934





                  For the quarterly period ended March 31, 2001
                         Commission file number 0-18335





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

                               Yes /X/.      No /_/.


         As of March 31, 2001 there were 13,933,612 shares of the Company's common stock, $.01 par value per share, issued and outstanding


================================================================================

ITEM 1. FINANCIAL STATEMENTS


                                  TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)



                                                                                  Three Months Ended March 31,
                                                                              ------------------------------------
($ Thousands, except per share amounts)                                            2001                  2000
                                                                              --------------        --------------
Revenues:
    Product sales                                                                   $39,517               $28,919
    Services                                                                         33,080                21,990
                                                                              --------------        --------------
        Total Revenues                                                               72,597                50,909

Cost of Revenues:
    Cost of product sales                                                            28,332                23,658
    Cost of services                                                                 25,313                15,993
                                                                              --------------        --------------
        Total Cost of Revenues                                                       53,645                39,651
                                                                              --------------        --------------
        Gross Profit                                                                 18,952                11,258

General and Administrative Expense                                                   10,061                 9,152
                                                                              --------------        --------------
          Operating Income                                                            8,891                 2,106

Interest Expense, net                                                                   625                   983
Other Income (expense)                                                                  (60)                  (91)
                                                                              --------------        --------------
Income before income taxes and
   discontinued operations                                                            8,206                 1,032

Provision for Income Taxes                                                            3,066                   371
                                                                              --------------        --------------

 Income before discontinued operations                                                5,140                   661

 Discontinued Operations:
   Income from discontinued operations,
       net of income tax expense of $15
                                                                                          -                    25
                                                                              --------------        --------------
                     Net income (loss)                                               $5,140                  $686
                                                                              ==============        ==============


Net income per share before discontinued
   operations                                                                         $0.37                 $0.05

 Income per share from discontinued operations
                                                                                          -                     -
                                                                              --------------        --------------
Net income per share                                                                  $0.37                 $0.05
                                                                              ==============        ==============
Average shares                                                                       13,934                13,554
                                                                              ==============        ==============

Net income per diluted share before
    discontinued operations                                                           $0.35                 $0.05

 Income per diluted share from discontinued
    operations
                                                                                          -                     -
                                                                              --------------        --------------
Net income per diluted share                                                          $0.35                 $0.05
                                                                              ==============        ==============
Average diluted shares                                                               14,775                13,736
                                                                              ==============        ==============



                           See Notes to Consolidated Financial Statements

                               TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS



                                                                                        March 31,            December 31,
($ Thousands)                                                                             2001                  2000
                                                                                    -----------------      ----------------
                                                                                       (Unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents                                                                $7,038                $6,594
     Trade accounts receivable, net of allowance for doubtful
       accounts of $913 in 2001 and $930 in 2000                                              73,273                63,997
     Inventories                                                                              31,005                34,141
     Deferred tax assets                                                                       9,828                 9,828
     Prepaid expenses and other current assets                                                 4,141                 3,524
                                                                                    -----------------      ----------------
          Total Current Assets                                                               125,285               118,084

Property, Plant and Equipment:
     Land and building                                                                         9,922                 9,924
     Machinery and Equipment                                                                 120,678               120,029
     Automobiles and trucks                                                                    7,985                 7,924
     Chemical plants                                                                          36,223                36,223
     O&G Producing Assets                                                                      8,430                 7,475
     Construction in progress                                                                 12,930                10,410
                                                                                    -----------------      ----------------
                                                                                             196,168               191,985
     Less accumulated depreciation and amortization                                          (70,467)              (66,480)
                                                                                    -----------------      ----------------
          Net Property, Plant, and Equipment                                                 125,701               125,505

Other Assets:
     Cost in excess of net assets acquired, net of accumulated
        amortization of $3,104 in 2001 and $2,967 in 2000                                     20,045                20,189
     Other, net of accumulated amortization of $3,871 in 2001
        and $3,762 in 2000                                                                     5,285                 5,406
     Net assets of discontinued operations                                                     9,577                 9,756
                                                                                    -----------------      ----------------
          Total Other Assets                                                                  34,907                35,351
                                                                                    -----------------      ----------------
                                                                                            $285,893              $278,940
                                                                                    =================      ================







                                  See Notes to Consolidated Financial Statements

                                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS



                                                                                  March 31,                   December 31,
($ Thousands)                                                                       2001                          2000
                                                                                --------------               --------------
                                                                                 (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                                           $36,012                      $28,082
     Accrued expenses                                                                  21,324                       17,488
     Current portions of all long-term debt and capital
      lease obligations                                                                 6,983                        6,955
                                                                                --------------               --------------
          Total Current Liabilities                                                    64,319                       52,525



Long-term Debt, less current portion                                                   39,534                       50,166
Capital Lease Obligations, less current portion                                           524                          444
Deferred Income Taxes                                                                  20,966                       20,966
Decommissioning liabilities                                                             8,132                        9,165
Other liabilities                                                                       1,666                        1,920


Commitments and contingencies


Stockholders' Equity:
     Common stock, par value $.01 per share
      40,000,000 shares authorized, with 13,933,612  shares
      issued and outstanding in 2001 and 13,719,607 shares
      issued and outstanding in 2000                                                      140                          138

     Additional paid-in capital                                                        81,797                       79,587
     Treasury stock, at cost, 94,000 shares in 2001 and in 2000                        (1,107)                      (1,107)
     Accumulated other comprehensive income                                            (1,255)                        (901)
     Retained earnings                                                                 71,177                       66,037
                                                                                --------------               --------------
          Total Stockholders' Equity                                                  150,752                      143,754
                                                                                --------------               --------------
                                                                                     $285,893                     $278,940
                                                                                ==============               ==============







                                  See Notes to Consolidated Financial Statements



                                       TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)


                                                                                           THREE MONTHS ENDED MARCH 31,
                                                                                      -----------------------------------
($ Thousands)                                                                              2001                2000
                                                                                      ---------------     ---------------
Operating Activities:
  Net Income                                                                                  $5,140                $686
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                                            4,729               3,422
      Provision for deferred income taxes                                                          -                 (12)
      Provision for doubtful accounts                                                            183                 208
      Gain on sale of property, plant and equipment                                              (29)                  -
      Changes in operating assets and liabilities,
        net of assets acquired:
        Trade accounts receivable                                                             (9,459)             (2,556)
        Inventories                                                                            3,136               1,550
        Prepaid expenses and other current assets                                               (617)             (3,346)
        Trade accounts payable and accrued expenses                                           11,765               2,865
         Discontinued operations: non cash charges &
            working capital changes                                                              182                (837)
         Other                                                                                   240                 (27)
                                                                                      ---------------     ---------------
      Net cash provided by operating activities                                               15,270               1,953
                                                                                      ---------------     ---------------
 Investing Activities:
   Purchases of property, plant and equipment                                                 (5,151)             (3,344)
   Business combinations, net of cash acquired                                                     -                (382)
   Decrease (increase) in other assets                                                        (1,566)                (75)
   Proceeds from sale of property, plant and equipment                                           202                   -
                                                                                      ---------------     ---------------
      Net cash used by investing activities                                                   (6,515)             (3,801)
                                                                                      ---------------     ---------------
 Financing Activities:
   Proceeds from long-term debt and capital
     lease obligations                                                                           253               7,051
   Principal payments on long-term debt and capital
     lease obligations                                                                       (10,776)             (7,001)
   Proceeds from sale of common stock and exercised stock options                              2,212                 248
                                                                                      ---------------     ---------------
      Net cash provided by financing activities                                               (8,311)                298
                                                                                      ---------------     ---------------
 Increase (decrease) in cash and cash equivalents                                                444              (1,550)
 Cash & Cash Equivalents at Beginning of Period                                                6,594               4,088
                                                                                      ---------------     ---------------
 Cash & Cash Equivalents at End of Period                                                     $7,038              $2,538
                                                                                      ===============     ===============


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

         The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2000.

         For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

         Interest paid on debt during the three months ended March 31, 2001 and 2000 was $1,052,000 and $1,839,000, respectively.

         Income tax payments made during the three months ended March 31, 2001 and 2000 were $626,000 and $67,000, respectively.

NOTE B - COMMITMENTS AND CONTINGENCIES

         The Company, its subsidiaries and other related companies are named as defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

NOTE C - DISCONTINUED OPERATIONS

         The Company developed a plan in October 2000 to exit its micronutrients business which produces zinc and manganese products for the agricultural markets. The plan provided for the sale of the stock of TETRA's wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company's U.S. operations. It also provided for the sale or other disposition of all inventories, plant and equipment associated with its U.S. zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash. The Company has accounted for the micronutrients business as a discontinued operation and has restated prior period financial statements accordingly.

Summary operating results of discontinued operations are as follows:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                              2001             2000
                                                                              ----             ----
     Revenues..........................................................      $5,912          $12,306
     Income (loss) before taxes........................................           -               41
     Provision for taxes...............................................           -               15
     Net Income (loss) from discontinued operations....................      $    -          $    26

         The net assets to be disposed are carried at their expected net realizable values and have been separately classified in the accompanying balance sheet at March 31, 2001. The 2000 balance sheet has been restated to conform with the current year's presentation.

NOTE D - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31
                                                                              2001             2000
                                                                              ----             ----
     Number of weighted average
        common shares outstanding......................................   13,933,612         13,554,272
     Assumed exercise of stock options.................................      841,534            182,086
                                                                        ------------       ------------

     Average diluted shares outstanding................................   14,775,146         13,736,358
                                                                        ============       ============

         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first quarter of 2001, the average market price of $19.29 was used.

NOTE E - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income for the three months ended March 31, 2001 and 2000 is as follows:

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31

                                                                              2001             2000
                                                                              ----             ----
     Net income (Loss).................................................      $5,140             $686
        Translation adjustment.........................................         354              141
                                                                           --------            -----

        Comprehensive Income (Loss)....................................      $5,494             $827
                                                                           ========            =====

NOTE F - INDUSTRY SEGMENTS

         The Company manages its operations through three divisions; Fluids, Well Abandonment/Decommissioning and Testing & Services. The segment information for the prior period has been restated to reflect the restructuring of the Company that took place in 2000.

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

         The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes and non-recurring charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between operating units. Other includes corporate expenses, non-recurring charges and elimination of intersegment revenues.

Summarized financial information concerning the business segments from continuing operations is as follows:


(In Thousands)                                                   WELL
                                                               ABANDON/      TESTING
                                                  FLUIDS       DECOMM.      & SERVICES      OTHER       CONSOLIDATED
                                               ------------- ------------- ------------- ------------- ----------------
THREE MONTHS ENDED MARCH 31, 2001
Revenues from external customers
     Products                                      $ 32,748       $ 4,985       $ 1,784       $     -         $ 39,517
     Services and Rentals                             3,804        16,279        12,997             -           33,080
Intersegmented Revenues                                 314             3             -          (317)               -
                                               ------------- ------------- ------------- ------------- ----------------
     Total Revenues                                  36,866        21,267        14,781          (317)          72,597
                                               ============= ============= ============= ============= ================

Income before taxes and
   discontinued operations                            4,989         3,033         4,103        (3,919)           8,206
Total Assets                                       $122,144       $78,939       $58,927       $25,883         $285,893

THREE MONTHS ENDED MARCH 31, 2000
Revenues from external customers
     Products                                       $24,563        $2,503        $1,853       $     -         $ 28,919
     Services and Rentals                             4,969        10,437         6,584             -           21,990
Intersegmented Revenues                                 332             -             -          (332)               -
                                               ------------- ------------- ------------- ------------- ----------------
     Total Revenues                                  29,864        12,940         8,437          (332)          50,909
                                               ============= ============= ============= ============= ================

Income before taxes and
   discontinued operations                            2,238           641         1,312        (3,159)           1,032
Total Assets                                       $131,847       $55,655       $44,480       $55,442         $287,424


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared with three months ended March 31, 2000.

         Total revenues for the quarter ended March 31, 2001 were $72.6 million compared to $50.9 million in the prior year's quarter, an increase of $21.7 million or 43%. The Fluids Division revenues were $36.9 million, an increase of $7.0 million or 23% over the prior year. Every group within the division realized increased revenues as a result of improved oil and gas completion and workover activity in the Gulf of Mexico, improved pricing and a tightening fluids supply market. The Well Abandonment/Decommissioning Division reported revenues of $21.3 million, up $8.3 million or 64%. This division expanded its equipment base during the prior year and has realized significant increases in equipment utilization during the period. In addition, revenues of the division's exploitation Company, Maritech Resources, Inc., have grown by 170% as a result of oil and gas production acquired or developed in conjunction with our expanding well abandonment and decommissioning business. The Testing & Services Division revenues were $14.8 million, up $6.3 million or 75% from the prior year. Revenue increases in this division are the result of improved market conditions driven by strong natural gas drilling and improved pricing.

         Gross profit margin for the quarter was $19.0 million, up $7.7 million or 68% from the prior year's quarter of $11.3 million. Gross profit percentage also improved, to 26.1% compared to 22.1%. Improved pricing and equipment utilization were the major factors driving this increase.

         General and administrative expenses were $10.1 million, up slightly from the 2000 level of $9.2 million. Costs increased primarily in the major growth areas of the Company, plug and abandonment/decommissioning and production testing.

         During the fourth quarter of 1999, the Company initiated a strategic restructuring program to refocus its efforts in the energy services business. This program concentrated the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. The Company's strategy was to dispose of the micronutrients business as well as other non strategic chemical operations. During 2000, the Company sold the manganese sulfate portion of the micronutrients business and reported the remainder of that business as a discontinued operation. It also exited other non-core businesses. As a result of this strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity in the restructuring during the three months ended March 31, 2001.

                                                          12/31/00                        3/31/01
                                                          LIABILITY          CASH        LIABILITY
                                                           BALANCE         PAYMENTS       BALANCE
                                                          ---------        --------      ---------
         Involuntary termination costs...............       $  293             $ 73        $  220
         Contractual costs...........................          760               60           700
         Exit costs..................................          117                -           117
                                                           -------           ------       -------
                                                            $1,170             $133        $1,037
                                                            ======             ====        ======


         Involuntary termination costs consist of severance costs associated with the termination of management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge at March 31, 2001, approximately $0.8 million is associated with the Fluids Division, and $0.2 million with corporate administrative activities. The majority of these costs are expected to be paid within the next 12 months and will be funded using cash flow from operations.

         Interest expense for the 2001 quarter was $0.6 million compared to $1.0 million in the prior year. Reduced interest rates and long term debt balances resulted in this decrease.

         Income before discontinued operations was $5.1 million in the quarter ended March 31, 2001 compared to $0.7 million in 2000, an increase of $4.4 million. Net income per diluted share before discontinued operations was $0.35 in 2001 on 14,775,000 average diluted shares outstanding and $0.05 in 2000 on 13,736,000 average diluted shares outstanding.

         In the fourth quarter of 2000, the Company approved a plan to exit the micronutrients business. This business has been reported as a discontinued operation in the accompanying financial statement, with the prior years restated. In the 2000 quarter, income from discontinued operations was reported as $0.03 million, net of tax benefit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash, cash equivalents and restricted cash, was $53.9 million at March 31, 2001 compared to $59.0 million at December 31, 2000, a decrease of $5.1 million. Accounts receivables increased approximately $9.6 million, due to the increased activity in the well abandonment/decommissioning, production testing and CBF businesses. Inventories were down $3.1 million, mainly in the bromides and chlorides operations as a result of increased sales. Accounts payables and accrued expenses increased in the Gulf Coast and Well Abandonment/Decommissioning groups as a result of increased activity.

         To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, secured, prime rate/LIBOR based line of credit with a syndicate of banks led by Bank of America. As of March 31, 2001, the Company had $2.6 million in letters of credit and $46 million in long term debt outstanding. The line of credit matures in 2002. The Company's credit facility is subject to common financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company's existing credit facility includes an asset based component of up to $50 million and a term component of up to $50 million secured with property and equipment. The Company believes this credit facility will meet all its capital and working capital requirements.

         Capital expenditures during the three months ended March 31, 2001 totaled approximately $5.2 million. Significant components include the purchase of additional oil and gas production testing equipment and well abandonment/ decommissioning equipment as well as Process Services equipment.

         The Company believes that its existing funds, cash generated by operations, funds available under its recently renegotiated bank line of credit as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies and vendor financing, will be sufficient to meet its current and anticipated operations and its anticipated expenditures through 2001 and thereafter.

CAUTIONARY STATEMENT FOR PURPOSES OF FORWARD LOOKING STATEMENTS

         Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled "Certain Business Risks" contained in the Company's report on Form 10-K for the year ended December 31, 2000.

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

         The Company, its subsidiaries and other related companies are named as defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.


ITEM 6: EXHIBITS

         (a) Exhibits

               10.8 Amendment to nonqualified Stock option Agreement dated December 11, 1998 with Allen T. McInnes

               A statement of computation of per share earnings is included in Note D to the Notes to Consolidated Financial Statements included in this report and is incorporated be reference into
               Part II of this report.


         (b) Reports on Form 8-K:   None

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TETRA TECHNOLOGIES, INC.




Date:  April 30, 2001                  By: /s/ Geoffrey M. Hertel
                                          ------------------------------------
                                               Geoffrey M. Hertel
                                               Chief Operating Officer
                                               Chief Financial Officer
                                               (Principal Financial Officer)



Date:  April 30, 2001                  By: /s/ Bruce A. Cobb
                                          ------------------------------------
                                               Bruce A. Cobb
                                               Vice President, Finance