Form 10-Q
period 2001-06-30
TETRA TECHNOLOGIES INC
filed 2001-08-14
CIK 844965

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 2001
                         Commission file number 0-18335


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

                               Yes [X].      No [ ].


         As of June 30, 2001 there were 14,146,952 shares of the Company's common stock, $.01 par value per share, issued and outstanding

ITEM 1. FINANCIAL STATEMENTS



                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------    ------------------------------
($ THOUSANDS, EXCEPT PER SHARE AMOUNTS)                        2001             2000              2001             2000
                                                           -------------    -------------    -------------    -------------
REVENUES:
    PRODUCT SALES                                          $      43,603    $      28,887    $      83,120    $      57,806
    SERVICES                                                      37,975           27,230           71,055           49,220
                                                           -------------    -------------    -------------    -------------
        TOTAL REVENUES                                            81,578           56,117          154,175          107,026

COST OF REVENUES:
    COST OF PRODUCT SALES                                         29,818           22,544           58,150           46,202
    COST OF SERVICES                                              28,668           20,261           53,981           36,254
                                                           -------------    -------------    -------------    -------------
        TOTAL COST OF REVENUES                                    58,486           42,805          112,131           82,456
                                                           -------------    -------------    -------------    -------------
        GROSS PROFIT                                              23,092           13,312           42,044           24,570

GENERAL AND ADMINISTRATIVE EXPENSE                                11,799            9,510           21,860           18,662
                                                           -------------    -------------    -------------    -------------
          OPERATING  INCOME                                       11,293            3,802           20,184            5,908

INTEREST EXPENSE, NET                                                371            1,020              996            2,003
OTHER INCOME (EXPENSE)                                               (82)            (137)            (142)            (228)
                                                           -------------    -------------    -------------    -------------
INCOME BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS                                        10,840            2,645           19,046            3,677

PROVISION FOR INCOME TAXES                                         4,098            1,006            7,164            1,378
                                                           -------------    -------------    -------------    -------------

 INCOME BEFORE DISCONTINUED OPERATIONS                             6,742            1,639           11,882            2,299

 DISCONTINUED OPERATIONS:
   INCOME FROM DISCONTINUED OPERATIONS,
       NET OF INCOME TAX EXPENSE OF $33
       AND $67, RESPECTIVELY                                          --               79               --              105
                                                           -------------    -------------    -------------    -------------
                    NET INCOME                             $       6,742    $       1,718    $      11,882    $       2,404
                                                           =============    =============    =============    =============

NET INCOME PER SHARE BEFORE DISCONTINUED
   OPERATIONS                                              $        0.48    $        0.12    $        0.85    $        0.17

 INCOME PER SHARE FROM DISCONTINUED OPERATIONS                        --             0.01               --             0.01
                                                           -------------    -------------    -------------    -------------
NET INCOME PER SHARE                                       $        0.48    $        0.13    $        0.85    $        0.18
                                                           =============    =============    =============    =============
AVERAGE SHARES                                                    14,053           13,570           13,994           13,562
                                                           =============    =============    =============    =============

NET INCOME PER DILUTED SHARE  BEFORE
    DISCONTINUED OPERATIONS                                $        0.45    $        0.12    $        0.80    $        0.16

 INCOME PER DILUTED SHARE FROM DISCONTINUED
    OPERATIONS                                                        --               --                              0.01
                                                           -------------    -------------    -------------    -------------
NET INCOME PER DILUTED SHARE                               $        0.45    $        0.12    $        0.80    $        0.17
                                                           =============    =============    =============    =============
AVERAGE DILUTED SHARES                                            15,018           14,194           14,897           13,965
                                                           =============    =============    =============    =============


                See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          JUNE 30,        DECEMBER 31,
($ THOUSANDS)                                                               2001             2000
                                                                       --------------    --------------
                                                                             (Unaudited)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                         $        4,105    $        6,594
     TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
       ACCOUNTS OF $1,241 IN 2001 AND $930  IN 2000                            82,012            63,997
     INVENTORIES                                                               30,469            34,141
     DEFERRED TAX ASSETS                                                        9,828             9,828
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                                  4,403             3,524
                                                                       --------------    --------------
          TOTAL CURRENT ASSETS                                                130,817           118,084

PROPERTY, PLANT AND EQUIPMENT:
     LAND AND BUILDING                                                          9,246             9,924
     MACHINERY AND EQUIPMENT                                                  122,432           120,029
     AUTOMOBILES AND TRUCKS                                                     8,811             7,924
     CHEMICAL PLANTS                                                           36,120            36,223
     O&G PRODUCING ASSETS                                                       8,539             7,475
     CONSTRUCTION IN PROGRESS                                                  17,699            10,410
                                                                       --------------    --------------
                                                                              202,847           191,985
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                           (73,502)          (66,480)
                                                                       --------------    --------------
          NET PROPERTY, PLANT, AND EQUIPMENT                                  129,345           125,505

OTHER ASSETS:
     COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
        AMORTIZATION OF $3,247  IN 2001 AND $2,967 IN 2000                     19,901            20,189
     OTHER, NET OF ACCUMULATED AMORTIZATION OF $3,980 IN 2001
        AND $3,762 IN 2000                                                      5,192             5,406
     NET ASSETS OF DISCONTINUED OPERATIONS                                      6,202             9,756
                                                                       --------------    --------------
          TOTAL OTHER ASSETS                                                   31,295            35,351
                                                                       --------------    --------------
                                                                       $      291,457    $      278,940
                                                                       ==============    ==============



                See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                      JUNE 30,       DECEMBER 31,
($ THOUSANDS)                                                           2001             2000
                                                                    -------------    -------------
                                                                              (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                         $      39,088    $      28,082
     ACCRUED EXPENSES                                                      24,729           17,488
     CURRENT PORTIONS OF ALL LONG-TERM DEBT AND CAPITAL
       LEASE OBLIGATIONS                                                    7,065            6,955
                                                                    -------------    -------------
          TOTAL CURRENT LIABILITIES                                        70,882           52,525

LONG-TERM DEBT, LESS CURRENT PORTION                                       30,901           50,166
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                               623              444
DEFERRED INCOME TAXES                                                      20,966           20,966
DECOMMISSIONING LIABILITIES                                                 8,009            9,165
OTHER LIABILITIES                                                           1,591            1,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     COMMON STOCK, PAR VALUE $.01 PER SHARE
       40,000,000 SHARES AUTHORIZED, WITH 14,052,952  SHARES
       ISSUED AND OUTSTANDING IN 2001 AND 13,719,607 SHARES
       ISSUED AND OUTSTANDING IN 2000                                         141              138

     ADDITIONAL PAID-IN CAPITAL                                            82,965           79,587
     TREASURY STOCK, AT COST, 94,000 SHARES IN 2001 AND IN 2000            (1,107)          (1,107)
     ACCUMULATED OTHER COMPREHENSIVE INCOME                                (1,433)            (901)
     RETAINED EARNINGS                                                     77,919           66,037
                                                                    -------------    -------------
          TOTAL STOCKHOLDERS' EQUITY                                      158,485          143,754
                                                                    -------------    -------------
                                                                    $     291,457    $     278,940
                                                                    =============    =============


                See Notes to Consolidated Financial Statements.

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                 ------------------------------
($ THOUSANDS)                                                                        2001             2000
                                                                                 -------------    -------------
Operating Activities:
  NET INCOME                                                                     $      11,882    $       2,404
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES :
      DEPRECIATION AND AMORTIZATION                                                      9,479            7,034
      PROVISION FOR DEFERRED INCOME TAXES                                                   --               42
      PROVISION FOR DOUBTFUL ACCOUNTS                                                      516              410
      GAIN  ON SALE OF PROPERTY, PLANT AND EQUIPMENT                                      (165)              (5)
      CHANGES IN OPERATING ASSETS AND LIABILITIES,
        NET OF ASSETS ACQUIRED :
        TRADE ACCOUNTS RECEIVABLE                                                      (18,531)         (13,052)
         INVENTORIES                                                                     3,672            5,716
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                                        (879)            (936)
        TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                     18,247            4,728
         DISCONTINUED OPERATIONS: NON CASH CHARGES &
            WORKING CAPITAL CHANGES                                                      3,557            4,690
         OTHER                                                                            (156)            (120)
                                                                                 -------------    -------------
      NET CASH  PROVIDED  BY OPERATING ACTIVITIES                                       27,622           10,911
                                                                                 -------------    -------------
 INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                                          (14,031)          (7,652)
   BUSINESS COMBINATIONS, NET OF CASH ACQUIRED                                              --             (382)
   DECREASE (INCREASE)  IN OTHER ASSETS                                                 (1,822)            (478)
   PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                                   1,337              259
                                                                                 -------------    -------------
      NET CASH USED BY INVESTING ACTIVITIES                                            (14,516)          (8,253)
                                                                                 -------------    -------------
 FINANCING ACTIVITIES:
   PROCEEDS FROM LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS                                                                     591           12,070
   PROCEEDS FROM LEASEBACK SALE                                                          1,074
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS                                                                 (19,567)         (17,753)
   PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISED STOCK OPTIONS                        3,381              380
                                                                                 -------------    -------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                                        (15,595)          (4,229)
                                                                                 -------------    -------------
 INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                      (2,489)          (1,571)
 CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          6,594            4,088
                                                                                 -------------    -------------
 CASH & CASH EQUIVALENTS AT END OF PERIOD                                        $       4,105    $       2,517
                                                                                 =============    =============


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

         Interest paid on debt during the six months ended June 30, 2001 and 2000 was $1,865,000 and $3,464,000, respectively.

         Income tax payments made during the six months ended June 30, 2001 and 2000 were $1,285,000 and $21,000, respectively.

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

Summary operating results of discontinued operations are as follows:

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30                      JUNE 30
                                                               2001           2000           2001           2000
                                                           ------------   ------------   ------------   ------------
Revenues                                                   $      5,173   $      9,552   $     11,085   $     21,858
Income (loss) before taxes                                           --            127             --            168
Provision for taxes                                                  --             48             --             63
Net Income (loss) from discontinued operations             $         --   $         79   $         --   $        105

         The net assets to be disposed are carried at their expected net realizable values and have been separately classified in the accompanying balance sheet at June 30, 2001. The 2000 balance sheet has been restated to conform with the current year's presentation.

NOTE D - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                     JUNE 30                      JUNE 30
                                               2001           2000           2001           2000
                                           ------------   ------------   ------------   ------------
Number of weighted average
   common shares outstanding                 14,052,952     13,570,413     13,993,611     13,562,343
Assumed exercise of stock options               965,460        623,722        903,839        402,904
                                           ------------   ------------   ------------   ------------

Average diluted shares outstanding           15,018,412     14,194,135     14,897,450     13,965,247
                                           ============   ============   ============   ============

         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the second quarter of 2001, the average market price of $24.61 was used.

NOTE E - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income for the six months ended June 30, 2001 and 2000 is as follows:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                    2001           2000           2001            2000
                                                ------------   ------------    ------------   ------------
Net income (Loss)                               $      6,742   $      1,718    $     11,882   $      2,404
   Translation adjustment                                178           (233)            532           (374)
                                                ------------   ------------    ------------   ------------

   Comprehensive Income (Loss)                  $      6,920   $      1,485    $     12,414   $      2,030
                                                ============   ============    ============   ============

NOTE F - INDUSTRY SEGMENTS

         The Company manages its operations through three divisions; Fluids, Well Abandonment/Decommissioning and Testing & Services. The segment information for the prior period has been restated to reflect the restructuring of the Company that took place in 2000.

         The Company's Fluids Division manufactures and markets clear brine fluids and associated filtration services to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The division also markets the fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

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

         The Company's Testing & Services Division provides production testing services to the onshore gulf coast, offshore Gulf of Mexico and Latin American markets. It also provides technology and services required for the separation and recycling of oily residuals generated from petroleum refining and exploration and production operations.

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

Summarized financial information concerning the business segments from continuing operations is as follows:


($ Thousands)                                                       WELL
                                                                   ABANDON/      TESTING
                                                   FLUIDS           DECOMM.      & SERVICES         OTHER        CONSOLIDATED
                                                -------------   -------------   -------------   -------------    -------------
THREE MONTHS ENDED JUNE 30, 2001
Revenues from external customers
     Products                                   $      36,754   $       4,644   $       2,205   $          --    $      43,603
     Services and Rentals                               3,893          20,129          13,953              --           37,975
Intersegmented Revenues                                   480             214              58            (752)              --
                                                -------------   -------------   -------------   -------------    -------------
     Total Revenues                                    41,127          24,987          16,216            (752)          81,578
                                                =============   =============   =============   =============    =============

Income before taxes and
   discontinued operations                              6,973           4,403           4,175          (4,711)          10,840
Total Assets                                    $     124,130   $      85,147   $      60,610   $      21,570    $     291,457

THREE MONTHS ENDED JUNE 30, 2000
Revenues from external customers
     Products                                   $      23,974   $       2,549   $       2,364   $          --    $      28,887
     Services and Rentals                               3,672          13,364          10,194              --           27,230
Intersegmented Revenues                                   299              --              --            (299)              --
                                                -------------   -------------   -------------   -------------    -------------
     Total Revenues                                    27,945          15,913          12,558            (299)          56,117
                                                =============   =============   =============   =============    =============

Income before taxes and
   discontinued operations                              1,514           1,327           3,015          (3,211)           2,645
Total Assets                                    $     128,389   $      59,501   $      52,806   $      45,763    $     286,459

SIX MONTHS ENDED JUNE 30, 2001
Revenues from external customers
     Products                                   $      69,503   $       9,629   $       3,988   $          --    $      83,120
     Services and Rentals                               7,230          36,371          27,454              --           71,055
Intersegmented Revenues                                   756             253              61          (1,070)              --
                                                -------------   -------------   -------------   -------------    -------------
     Total Revenues                                    77,489          46,253          31,503          (1,070)         154,175
                                                =============   =============   =============   =============    =============

Income before taxes and
   discontinued operations                             11,932           7,436           8,306          (8,628)          19,046
Total Assets                                    $     124,130   $      85,147   $      60,610   $      21,570    $     291,457

SIX MONTHS ENDED JUNE 30, 2000
Revenues from external customers
     Products                                   $      48,540   $       5,050   $       4,216   $          --    $      57,806
     Services and Rentals                               8,639          23,802          16,779              --           49,220
Intersegmented Revenues                                   632              --              --            (632)              --
                                                -------------   -------------   -------------   -------------    -------------
     Total Revenues                                    57,811          28,852          20,995            (632)         107,026
                                                =============   =============   =============   =============    =============

Income before taxes and
   discontinued operations                              3,752           1,968           4,327          (6,370)           3,677
Total Assets                                    $     128,389   $      59,501   $      52,806   $      45,763    $     286,459

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30, 2001 compared with three months ended June 30, 2000.

         Total revenues for the quarter ended June 30, 2001 were $81.6 million compared to $56.1 million in the prior year's quarter, an increase of 45%. All three divisions of the Company recognized significant quarter to quarter increase in revenues. The Fluids Division's revenues increased 47% to $41.1 million, reflecting strong market conditions in the Gulf of Mexico that resulted in increased activity and improved pricing. The international fluids and filtration business improved dramatically based on increased activities in the United Kingdom and Mexico. The calcium chloride group of this division also realized significant revenue growth, benefiting from tight market conditions along the gulf coast. The Well Abandonment/Decommissioning Division reported revenues of $25.0 million, an increase of 57% over the prior year's quarter. Stronger market conditions have resulted in improved equipment utilization, generating improved revenues for this division. The division was able to achieve these results despite having its heavy lift barge, the Southern Hercules, in dry dock most of the quarter for scheduled maintenance and Coast Guard inspections. It resumed operations in July. The Testing & Services Division reported revenues of $16.2 million, up 29% from the prior year. The Production Testing group showed significant quarter to quarter improvement based on the strong natural gas drilling activity in the U.S. Gulf of Mexico and Mexico.

         Gross margin for the quarter was $23.1 million compared to $13.3 million in 2000, an increase of $9.8 million or 74%. Gross margin percentage was 28.3% in 2001, compared to 23.7% in 2000. Profit margins in the Fluids and P&A/Decommissioning Divisions improved due to pricing and equipment utilization.

         General and administrative expenses were $11.8 million compared to $9.5 million in 2000. G&A as a percentage of revenues was 14.5% in 2001 versus 16.9% in 2000. Costs increased primarily in the major growth areas of the Company, plug and abandonment/decommissioning and production testing, and for employee benefits.

         During the fourth quarter of 1999, the Company initiated a strategic restructuring program to refocus its efforts in the energy services business. This program concentrated the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. The Company's strategy was to dispose of the micronutrients business as well as other non strategic chemical operations. During 2000, the Company sold the manganese sulfate portion of the micronutrients business and reported the remainder of that business as a discontinued operation. It also exited other non-core businesses. As a result of this strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity in the restructuring during the six months ended June 30, 2001.

                                               12/31/00                            6/30/01
                                              LIABILITY           CASH            LIABILITY
                                               BALANCE          PAYMENTS           BALANCE
                                           ---------------   ---------------   ---------------
Involuntary termination costs              $           293   $           147   $           146
Contractual costs                                      760                80               680
Exit costs                                             117                45                72
                                           ---------------   ---------------   ---------------
                                           $         1,170   $           272   $           898
                                           ===============   ===============   ===============

         Involuntary termination costs consist of severance costs associated with the termination of management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge at June 30, 2001, approximately $0.8 million is associated with the Fluids Division, and $0.1 million with corporate administrative activities. The majority of these costs are expected to be paid within the next 12 months and will be funded using cash flow from operations.

         Net interest expense for the 2001 quarter was $0.4 million compared to $1.0 million in the prior year. Reduced interest rates and lower long term debt balances resulted in this decrease.

         Income before discontinued operations was $6.7 million in the quarter ended June 30, 2001 compared to $1.6 million in 2000, an increase of $5.1 million. Net income per diluted share before discontinued operations was $0.45 in 2001 on 15,018,000 average diluted shares outstanding and $0.12 in 2000 on 14,194,000 average diluted shares outstanding.

         In the fourth quarter of 2000, the Company approved a plan to exit the micronutrients business. This business has been reported as a discontinued operation in the accompanying financial statement, with the prior years restated.

Six months ended June 30, 2001 compared with six months ended June 30, 2000.

         Revenues for the six months ended June 30, 2001 were $154.2 million compared to $107 million in 2000, an increase of $47.2 million or 44%. The Fluids Division's revenues were $77.5 million, up 34% from the prior year. Every group within the division realized increased revenues as a result of improved oil and gas completion and workover activity in the Gulf of Mexico and internationally, improved pricing and a tightening fluids supply market. The Well Abandonment/Decommissioning Division reported revenues of $46.3 million, representing a 60% increase over the prior year. This division expanded its equipment base during the prior year and has realized significant increases in equipment utilization during the period. In addition, revenues of the division's exploitation company, Maritech Resources, Inc., have grown by over 50% as a result of oil and gas production acquired or developed in conjunction with our expanding well abandonment and decommissioning business. The Testing & Services Division's revenues were $31.5 million, up 50% from the prior year. Revenue increases in this division are the result of improved market conditions driven by strong natural gas drilling, additional equipment employed and improved pricing.

         Gross profit margin for the period was $42 million, compared to $24.6 million in 2000, an increase of $17.4 million or 71%. Gross profit percentages improved to 27.3% versus 23% in the prior year. Margins increased significantly in the Fluids Division, driven by improved pricing, and in the Well Abandonment/Decommissioning Division, due to increased equipment utilization.

         General and administrative costs for the period were $21.9 million versus $18.7 million in 2000. The Company has incurred additional costs in conjunction with the expansion of the Well Abandonment/Decommissioning and Production Testing businesses as well as in the area of employee benefits.

         Net interest expense for the 2001 period was $1.0 million compared to $2.0 million in the prior year. Reduced interest rates and lower long term debt balances resulted in this decrease.

         Income before discontinued operations was $11.9 million in the period ended June 30, 2001, compared to $2.3 million in 2000, an increase of $9.6 million. Net income per diluted share before discontinued operations was $0.80 in 2001 on 14,897,000 average diluted shares outstanding and $0.16 in 2000 on 13,965,000 average diluted shares outstanding.

         In the fourth quarter of 2000, the Company approved a plan to exit the micronutrients business. This business has been reported as a discontinued operation in the accompanying financial statement, with the prior years restated.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash, cash equivalents and restricted cash, was $55.8 million at June 30, 2001 compared to $59.0 million at December 31, 2000, a decrease of $3.2 million. Accounts receivables increased approximately $18.5 million, due to the increased activity in the well abandonment/decommissioning, production testing and CBF businesses. Inventories were down $3.6 million, mainly in the bromides and chlorides operations as a result of increased sales and improved inventory management. Accounts payables and accrued expenses increased by $18.2 million in the Gulf Coast and Well Abandonment/Decommissioning groups as a result of increased activity.

         To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, secured, prime rate/LIBOR based line of credit with a syndicate of banks led by Bank of America. As of June 30, 2001, the Company had $2.7 million in letters of credit and $37.4 million in long term debt outstanding. The line of credit matures in 2002. The Company's credit facility is subject to common financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company's existing credit facility includes an asset based component of up to $50 million and a term component of up to $50 million secured with property and equipment. The Company is in the process of renegotiating its credit facility and plans to have its new credit line in place by the end of the year.

         Capital expenditures during the three months ended June 30, 2001 totaled approximately $14.0 million. Significant components include the purchase of additional oil and gas production testing equipment and well abandonment/ decommissioning equipment as well as Process Services equipment.

         The Company believes that its existing funds, cash generated by operations, funds available under its bank line of credit as well as other traditional financing arrangements, such as secured credit facilities, leases with institutional leasing companies and vendor financing, will be sufficient to meet its current and anticipated operations and its anticipated expenditures through 2001 and thereafter.

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

                                     PART II
                                OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

         The Company, its subsidiaries, certain officers and other related companies are named as defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.


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


                                              TETRA TECHNOLOGIES, INC.




Date:  August 10, 2001                        By: /s/ [Geoffrey M. Hertel]
                                                 -----------------------------
                                                       Geoffrey M. Hertel
                                                    Chief Executive Officer




Date:  August 10, 2001                        By: /s/ [Joseph M. Abell]
                                                 -----------------------------
                                                       Joseph M. Abell
                                                    Chief Financial Officer




Date:  August 10, 2001                        By: /s/ [Bruce A. Cobb]
                                                 -----------------------------
                                                       Bruce A. Cobb
                                                    Vice President, Finance