Form 10-Q
period 2001-09-30
TETRA TECHNOLOGIES INC
filed 2001-11-13
CIK 844965

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934




                For the quarterly period ended September 30, 2001
                         Commission file number 0-18335




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

                              Yes [X].    No [ ].


         As of September 30, 2001 there were 14,081,696 shares of the Company's common stock, $.01 par value per share, issued and outstanding

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------   -------------------------------
($ THOUSANDS, EXCEPT PER SHARE AMOUNTS)                2001             2000             2001             2000
                                                     ---------        ---------        ---------        ---------
REVENUES:
    PRODUCT SALES                                    $  35,502        $  27,693        $ 118,622        $  85,499
    SERVICES                                            41,874           26,384          112,929           75,604
                                                     ---------        ---------        ---------        ---------
        TOTAL REVENUES                                  77,376           54,077          231,551          161,103

COST OF REVENUES:
    COST OF PRODUCT SALES                               23,709           19,921           81,859           66,123
    COST OF SERVICES                                    30,979           20,848           84,960           57,102
                                                     ---------        ---------        ---------        ---------
        TOTAL COST OF REVENUES                          54,688           40,769          166,819          123,225
                                                     ---------        ---------        ---------        ---------
        GROSS PROFIT                                    22,688           13,308           64,732           37,878

GENERAL AND ADMINISTRATIVE EXPENSE                      10,885            9,310           32,745           27,972
                                                     ---------        ---------        ---------        ---------
          OPERATING  INCOME                             11,803            3,998           31,987            9,906

INTEREST EXPENSE, NET                                      422              900            1,417            2,903
OTHER INCOME (EXPENSE)                                    (322)             275             (464)              47
                                                     ---------        ---------        ---------        ---------
INCOME BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS                              11,059            3,373           30,106            7,050

PROVISION FOR INCOME TAXES                               4,209            1,281           11,374            2,659
                                                     ---------        ---------        ---------        ---------

 INCOME BEFORE DISCONTINUED OPERATIONS                   6,850            2,092           18,732            4,391

 DISCONTINUED OPERATIONS:
   INCOME FROM DISCONTINUED OPERATIONS,
       NET OF INCOME TAX EXPENSE OF $35
       AND $102, RESPECTIVELY                               --              (94)              --               11
                                                     ---------        ---------        ---------        ---------
                  NET INCOME (LOSS)                  $   6,850        $   1,998        $  18,732        $   4,402
                                                     =========        =========        =========        =========


NET INCOME PER SHARE BEFORE DISCONTINUED
   OPERATIONS                                        $    0.49        $    0.15        $    1.34        $    0.32

 INCOME PER SHARE FROM DISCONTINUED OPERATIONS              --               --               --               --
                                                     ---------        ---------        ---------        ---------
NET INCOME PER SHARE                                 $    0.49        $    0.15        $    1.34        $    0.32
                                                     =========        =========        =========        =========
AVERAGE SHARES                                          14,082           13,620           14,023           13,582
                                                     =========        =========        =========        =========

NET INCOME PER DILUTED SHARE  BEFORE
    DISCONTINUED OPERATIONS                          $    0.46        $    0.15        $    1.26        $    0.31

 INCOME PER DILUTED SHARE FROM DISCONTINUED
    OPERATIONS                                              --            (0.01)              --               --
                                                     ---------        ---------        ---------        ---------
NET INCOME PER DILUTED SHARE                         $    0.46        $    0.14        $    1.26        $    0.31
                                                     =========        =========        =========        =========
AVERAGE DILUTED SHARES                                  14,947           14,260           14,914           14,064
                                                     =========        =========        =========        =========


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                  SEPTEMBER 30,     DECEMBER 31,
($ THOUSANDS)                                                         2001              2000
                                                                  -------------     ------------
                                                                   (Unaudited)
ASSETS
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                      $   2,814        $   6,594
     TRADE ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL
       ACCOUNTS OF $1,560 IN 2001 AND $930 IN 2000                     82,155           63,997
     INVENTORIES                                                       36,824           34,141
     DEFERRED TAX ASSETS                                                9,828            9,828
     PREPAID EXPENSES AND OTHER CURRENT ASSETS                          4,524            3,524
                                                                    ---------        ---------
          TOTAL CURRENT ASSETS                                        136,145          118,084

PROPERTY, PLANT AND EQUIPMENT:
     LAND AND BUILDING                                                  9,286            9,924
     MACHINERY AND EQUIPMENT                                          129,546          120,029
     AUTOMOBILES AND TRUCKS                                             9,587            7,924
     CHEMICAL PLANTS                                                   36,120           36,223
     O&G PRODUCING ASSETS                                               9,206            7,475
     CONSTRUCTION IN PROGRESS                                          20,232           10,410
                                                                    ---------        ---------
                                                                      213,977          191,985
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                   (76,196)         (66,480)
                                                                    ---------        ---------
          NET PROPERTY, PLANT, AND EQUIPMENT                          137,781          125,505

OTHER ASSETS:
     COST IN EXCESS OF NET ASSETS ACQUIRED, NET OF ACCUMULATED
        AMORTIZATION OF $3,397  IN 2001 AND $2,967 IN 2000             19,757           20,189
     OTHER, NET OF ACCUMULATED AMORTIZATION OF $4,089 IN 2001
        AND $3,762 IN 2000                                              5,388            5,406
     NET ASSETS OF DISCONTINUED OPERATIONS                              5,878            9,756
                                                                    ---------        ---------
          TOTAL OTHER ASSETS                                           31,023           35,351
                                                                    ---------        ---------
                                                                    $ 304,949        $ 278,940
                                                                    =========        =========


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                    SEPTEMBER 30,     DECEMBER 31,
($ THOUSANDS)                                                           2001              2000
                                                                    -------------     ------------
                                                                     (Unaudited)
LIABILITIES  AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     TRADE ACCOUNTS PAYABLE                                           $  39,150        $  28,082
     ACCRUED EXPENSES                                                    30,803           17,488
     CURRENT PORTIONS OF ALL LONG-TERM DEBT AND CAPITAL
       LEASE OBLIGATIONS                                                  7,018            6,955
                                                                      ---------        ---------
          TOTAL CURRENT LIABILITIES                                      76,971           52,525


LONG-TERM DEBT, LESS CURRENT PORTION                                     32,268           50,166
CAPITAL LEASE OBLIGATIONS, LESS CURRENT PORTION                             546              444
DEFERRED INCOME TAXES                                                    20,966           20,966
DECOMMISSIONING LIABILITIES                                               8,013            9,165
OTHER LIABILITIES                                                         1,509            1,920

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     COMMON STOCK, PAR VALUE $.01 PER SHARE
       40,000,000 SHARES AUTHORIZED, WITH 14,081,696  SHARES
       ISSUED AND OUTSTANDING IN 2001 AND 13,719,607 SHARES
       ISSUED AND OUTSTANDING IN 2000                                       142              138

     ADDITIONAL PAID-IN CAPITAL                                          83,209           79,587
     TREASURY STOCK, AT COST, 94,000 SHARES IN 2001 AND IN 2000          (1,107)          (1,107)
     ACCUMULATED OTHER COMPREHENSIVE INCOME                              (2,337)            (901)
     RETAINED EARNINGS                                                   84,769           66,037
                                                                      ---------        ---------
          TOTAL STOCKHOLDERS' EQUITY                                    164,676          143,754
                                                                      ---------        ---------
                                                                      $ 304,949        $ 278,940
                                                                      =========        =========


                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  ( UNAUDITED )

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
($ THOUSANDS)                                                                  2001            2000
                                                                             --------        --------
OPERATING ACTIVITIES:
  NET INCOME                                                                 $ 18,732        $  4,402
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                            13,779          10,679
      PROVISION FOR DEFERRED INCOME TAXES                                          --              42
      PROVISION FOR DOUBTFUL ACCOUNTS                                             849             464
      GAIN ON SALE OF PROPERTY, PLANT AND EQUIPMENT                              (167)            (11)
      CHANGES IN OPERATING ASSETS AND LIABILITIES,
        NET OF ASSETS ACQUIRED:
        TRADE ACCOUNTS RECEIVABLE                                             (19,007)        (16,375)
         INVENTORIES                                                           (2,683)          6,078
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                             (1,000)          1,270
        TRADE ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            23,229           5,621
         DISCONTINUED OPERATIONS: NON CASH CHARGES &
            WORKING CAPITAL CHANGES                                             3,741           1,493
         OTHER                                                                   (235)           (249)
                                                                             --------        --------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                37,238          13,414
                                                                             --------        --------
 INVESTING ACTIVITIES:
   PURCHASES OF PROPERTY, PLANT AND EQUIPMENT                                 (21,602)        (11,368)
   BUSINESS COMBINATIONS, NET OF CASH ACQUIRED                                 (4,930)
   DECREASE (INCREASE) IN OTHER ASSETS                                         (1,772)           (878)
   PROCEEDS FROM SALE OF PROPERTY, PLANT AND EQUIPMENT                          1,393             330
                                                                             --------        --------
      NET CASH USED BY INVESTING ACTIVITIES                                   (26,911)        (11,916)
                                                                             --------        --------
 FINANCING ACTIVITIES:
   PROCEEDS FROM LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS                                                          8,591          16,094
   PROCEEDS FROM LEASEBACK SALE                                                 1,074
   PRINCIPAL PAYMENTS ON LONG-TERM DEBT AND CAPITAL
     LEASE OBLIGATIONS                                                        (26,324)        (19,848)
   PROCEEDS FROM SALE OF COMMON STOCK AND EXERCISED STOCK OPTIONS               3,626             876
                                                                             --------        --------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                               (14,107)         (1,804)
                                                                             --------        --------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (3,780)           (306)
 CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 6,594           4,184
                                                                             --------        --------
 CASH & CASH EQUIVALENTS AT END OF PERIOD                                    $  2,814        $  3,878
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

         Interest paid on debt during the nine months ended September 30, 2001 and 2000 was $2,479,000 and $5,594,109, respectively.

         Income tax payments made during the nine months ended September 30, 2001 and 2000 were $4,436,000 and $1,082,000, respectively.

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

NOTE C - ACQUISITIONS

         In September 2001, the Company acquired the assets of Production Well Testers, Inc. (PWT) for approximately $4.9 million in cash. PWT provides production testing services to offshore Gulf of Mexico markets as well as onshore gulf coast markets. The business will be integrated with TETRA's Testing Division as part of its production testing operations, enhancing their presence in Louisiana and expanding operations into the Mississippi and Alabama markets.

         The acquisition has been accounted for as a purchase, with operations of the company and business acquired included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a preliminary determination of its fair value. Pro forma information for this acquisition has not been presented as such amounts are not material.

NOTE D - DISCONTINUED OPERATIONS

         The Company developed a plan in October 2000 to exit its micronutrients business which produces zinc and manganese products for the agricultural markets. The plan provided for the sale of the stock of TETRA's wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company's U.S. operations. It also provided for the sale or other disposition of all inventories, plant and equipment associated with its U.S. zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash. Effective September 30, 2001, the Company has executed an agreement to sell the remainder of its micronutrients business. The Company has accounted for the micronutrients business as a discontinued operation and has restated prior period financial statements accordingly.

Summary operating results of discontinued operations are as follows:

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                   SEPTEMBER 30                 SEPTEMBER 30
                                                               2001          2000           2001          2000
                                                              -------       -------        -------       -------
     Revenues .........................................       $ 5,164       $ 8,695        $16,249       $30,553
     Income (loss) before taxes .......................            --          (152)            --            16
     Provision for taxes ..............................            --            58             --             5
     Net Income (loss) from discontinued operations ...       $    --       $   (94)       $    --       $    11

         The net assets to be disposed are carried at their expected net realizable values and have been separately classified in the accompanying balance sheet at September 30, 2001. The 2000 balance sheet has been restated to conform with the current year's presentation.

NOTE E - NET INCOME PER SHARE

         The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

                                                         THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                            SEPTEMBER 30                      SEPTEMBER 30
                                                       2001             2000             2001             2000
                                                    ----------       ----------       ----------       ----------
     Number of weighted average
        common shares outstanding ...........       14,081,696       13,620,099       14,023,295       13,581,735
     Assumed exercise of stock options ......          865,291          640,261          890,557          482,601
                                                    ----------       ----------       ----------       ----------
     Average diluted shares outstanding .....       14,946,987       14,260,360       14,913,852       14,064,336
                                                    ==========       ==========       ==========       ==========

         In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the third quarter of 2001, the average market price of $22.07 was used.

NOTE F - DERIVATIVES

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in fair value of the underlying assets, liability or firm commitment being hedges through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of the Shareholder's Equity, and reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

         The Company uses interest note swap agreements to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company's swap agreements in effect, provide a fixed interest rate of 6.4% on its credit facility through 2002. The notional principle values of these agreements are substantially equal to the outstanding long-term debt balances. Differences between amounts paid and amounts received under the contracts are recognized in interest expense.

         The Company believes that its swap agreements are "highly effective cash flow hedges", as defined by the Standards, in managing the volatility of future cash flows associated with interest payments on its variable rate debt. The effective portion of the derivative's gain or loss (i.e., that portion of the derivative's gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of "accumulated other comprehensive income (loss)" and will be subsequently reclassified into earnings when the hedged exposure affects earnings (i.e., when interest expense on the debt is accrued). The "ineffective" portion of the derivative's gain or loss is recognized in earnings immediately.

         In the third quarter of 2001, the Company recognized a decrease in the aggregate fair market value of its swap agreements, resulting from the general decline in interest rates that occurred during the period. The decrease in the aggregate fair market value of the agreements of $1.1 million (net of an income tax benefit of $0.68 million) is reflected under the caption "accumulated other comprehensive loss" in the balance sheet.

NOTE G - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income for the nine months ended September 30, 2001 and 2000 is as follows:

                                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                             SEPTEMBER 30                    SEPTEMBER 30
                                                                         2001            2000            2001            2000
                                                                       --------        --------        --------        --------
     Net income ................................................       $  6,850        $  1,998        $ 18,732        $  4,402
        Decrease in fair value of interest rate swap agreements,
            net of a tax benefit of $680 .......................         (1,133)             --          (1,133)             --
        Foreign currency translation adjustment ................           (229)           (268)            303            (642)
                                                                       --------        --------        --------        --------
        Comprehensive Income ...................................       $  5,488        $  1,730        $ 17,902        $  3,760
                                                                       ========        ========        ========        ========

NOTE H - INDUSTRY SEGMENTS

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

Summarized financial information concerning the business segments from continuing operations is as follows:

($ Thousands)                                               WELL
                                                          ABANDON/     TESTING
                                              FLUIDS       DECOMM.    & SERVICES     OTHER      CONSOLIDATED
                                             --------     --------    ----------    --------    ------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers
     Products                                $ 29,087     $  3,581     $  2,834     $     --      $ 35,502
     Services and Rentals                       4,182       22,974       14,718           --        41,874
Intersegmented Revenues                           566          157            4         (727)           --
                                             --------     --------     --------     --------      --------
     Total Revenues                            33,835       26,712       17,556         (727)       77,376
                                             ========     ========     ========     ========      ========

Income before taxes and
   discontinued operations                      5,241        4,405        5,368       (3,955)       11,059
Total Assets                                 $133,278     $ 86,038     $ 67,799     $ 17,834      $304,949

THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers
     Products                                $ 23,204     $  2,269     $  2,220     $     --      $ 27,693
     Services and Rentals                       2,795       11,910       11,679           --        26,384
Intersegmented Revenues                           344           --           --         (344)           --
                                             --------     --------     --------     --------      --------
     Total Revenues                            26,343       14,179       13,899         (344)       54,077
                                             ========     ========     ========     ========      ========

Income before taxes and
   discontinued operations                      3,387          233        2,732       (2,979)        3,373
Total Assets                                 $127,229     $ 61,095     $ 53,694     $ 49,412      $291,430

NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues from external customers
     Products                                $ 98,590     $ 13,210     $  6,822     $     --      $118,622
     Services and Rentals                      11,412       59,345       42,172           --       112,929
Intersegmented Revenues                         1,322          410           65       (1,797)           --
                                             --------     --------     --------     --------      --------
     Total Revenues                           111,324       72,965       49,059       (1,797)      231,551
                                             ========     ========     ========     ========      ========

Income before taxes and
   discontinued operations                     17,173       11,841       13,674      (12,582)       30,106
Total Assets                                 $133,278     $ 86,038     $ 67,799     $ 17,834      $304,949

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues from external customers
     Products                                $ 71,744     $  7,319     $  6,436     $     --      $ 85,499
     Services and Rentals                      11,434       35,712       28,458           --        75,604
Intersegmented Revenues                           976           --           --         (976)           --
                                             --------     --------     --------     --------      --------
     Total Revenues                            84,154       43,031       34,894         (976)      161,103
                                             ========     ========     ========     ========      ========

Income before taxes and
   discontinued operations                      7,044        2,201        7,156       (9,351)        7,050
Total Assets                                 $127,229     $ 61,095     $ 53,694     $ 49,412      $291,430

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended September 30, 2001 compared with three months ended September 30, 2000.

         Total revenues for the quarter ended September 30, 2001 were $77.4 million compared to $54.1 million in the prior year's quarter, an increase of 43%. All three divisions of the Company recognized significant quarter to quarter increase in revenues. The Fluids Division's revenues of $33.8 million increased 28% over the prior year's quarter, reflecting stronger market conditions, year to year, as a result of improved market penetration and improved pricing. The international fluids and filtration business continued to improve based on increased activities in the United Kingdom and Mexico. The calcium chloride group of this division also continued its significant revenue growth, benefiting from tight market conditions along the Gulf Coast. The Well Abandonment/Decommissioning Division reported revenues of $26.7 million, an increase of 88% over the prior year's quarter. Stronger market conditions have resulted in improved equipment utilization, generating improved revenues for this division. Additionally, the deployment of the division's heavy lift barge, Southern Hercules, for the current quarter, substantially contributed to the incremental revenues. The Testing & Services Division reported revenues of $17.6 million, up 26% from the prior year. The Production Testing group showed significant quarter to quarter improvement based on continued strong natural gas drilling activity in the U.S. Gulf of Mexico and Mexico.

         Gross margin for the quarter was $22.7 million compared to $13.3 million in 2000, an increase of $9.4 million or 71%. Gross margin percentage was 29.3% in 2001, compared to 24.6% in 2000. Profit margins in the Fluids and P&A/Decommissioning Divisions improved due to pricing and equipment utilization.

         General and administrative expenses were $10.9 million compared to $9.3 million in 2000. G&A as a percentage of revenues was 14.1% in 2001 versus 17.2% in 2000. Costs increased primarily in the major growth areas of the Company, plug and abandonment/decommissioning and production testing, and for employee benefits.

         During the fourth quarter of 1999, the Company initiated a strategic restructuring program to refocus its efforts in the energy services business. This program concentrated the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. The Company's strategy was to dispose of the micronutrients business as well as other non strategic chemical operations. During 2000, the Company sold the manganese sulfate portion of the micronutrients business and reported the remainder of that business as a discontinued operation. It also exited other non-core businesses. Effective September 30, 2001, the Company has entered into an agreement to sell the remainder of the micronutrients business. As a result of this strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity in the restructuring during the nine months ended September 30, 2001.

                                                          12/31/00                                   9/30/01
                                                          LIABILITY               CASH              LIABILITY
                                                           BALANCE              PAYMENTS             BALANCE
                                                          ---------             --------            ---------
         Involuntary termination costs...............       $  293                $  220              $   73
         Contractual costs...........................          760                    88                 672
         Exit costs..................................          117                    64                  53
                                                            ------                ------              ------
                                                            $1,170                $  372              $  798
                                                            ======                ======              ======

         Involuntary termination costs consist of severance costs associated with the termination of management level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge at September 30, 2001, approximately $0.7 million is associated with the Fluids Division, and $0.1 million with corporate administrative activities. The majority of these costs are expected to be paid within the next 12 months and will be funded using cash flow from operations.

         Net interest expense for the 2001 quarter was $0.4 million compared to $0.9 million in the prior year. Lower long term debt balances resulted in this decrease.

         Income before discontinued operations was $6.9 million in the quarter ended September 30, 2001 compared to $2.1 million in 2000, an increase of $4.8 million. Net income per diluted share before discontinued operations was $0.46 in 2001 on 14,947,000 average diluted shares outstanding and $0.15 in 2000 on 14,260,000 average diluted shares outstanding.

Nine months ended September 30, 2001 compared with nine months ended September 30, 2000.

         Revenues for the nine months ended September 30, 2001 were $231.6 million compared to $161.1 million in 2000, an increase of $70.5 million or 44%. The Fluids Division's revenues were $111.3 million, up 32% from the prior year. Every group within the division realized increased revenues as a result of improved year to year oil and gas completion and workover activity in the Gulf of Mexico and international markets, improved pricing and a tightening fluids supply market. The Well Abandonment/Decommissioning Division reported revenues of $73 million, representing a 70% increase over the prior year. This division expanded its equipment base during the prior year and has realized significant increases in equipment utilization during the current period. Revenues from the decommissioning business have increased substantially with the addition of heavy lift equipment to the group's product offerings. In addition, revenues of the division's exploitation company, Maritech Resources, Inc., have grown as a result of oil and gas production acquired or developed in conjunction with our expanding well abandonment and decommissioning business. The Testing & Services Division's revenues were $49.1 million, up 41% from the prior year. Revenue increases in this division are the result of improved market conditions driven by strong natural gas drilling, additional equipment employed and improved pricing.

         Gross profit margin for the period was $64.7 million, compared to $37.9 million in 2000, an increase of $26.8 million or 71%. Gross profit percentages improved to 28% versus 23% in the prior year. Margins increased significantly in the Fluids Division, driven by improved pricing, and in the Well Abandonment/Decommissioning Division, due to increased equipment utilization.

         General and administrative costs for the period were $32.7 million versus $28.0 million in 2000. The Company has incurred additional costs in conjunction with the expansion of the Well Abandonment/Decommissioning and Production Testing businesses, as well as in the area of employee benefits.

         Net interest expense for the 2001 period was $1.4 million compared to $2.9 million in the prior year. Reduced interest rates and lower long term debt balances resulted in this decrease.

         Income before discontinued operations was $18.7 million in the period ended September 30, 2001, compared to $4.4 million in 2000, an increase of $14.3 million. Net income per diluted share before discontinued operations was $1.26 in 2001 on 14,914,000 average diluted shares outstanding and $0.31 in 2000 on 14,064,000 average diluted shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's investment in working capital, excluding cash, cash equivalents and restricted cash, was $56.4 million at September 30, 2001 compared to $59.0 million at December 31, 2000, a decrease of $2.6 million. Accounts receivables increased approximately $19.0 million, due to the increased activity in the well abandonment/decommissioning, production testing and fluids and filtration businesses. Inventories were up $2.7 million, mainly in the bromides and chlorides operations as a result of seasonal increases and a general slowing in drilling activity. Accounts payables and accrued expenses increased by $24.4 million in the Gulf Coast and Well Abandonment/Decommissioning groups as a result of increased activity and growth.

         To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, secured, prime rate/LIBOR based line of credit with a syndicate of banks led by Bank of America. As of September 30, 2001, the Company had $2.7 million in letters of credit and $38.8 million in long term debt outstanding. The line of credit matures in 2002. The Company's credit facility is subject to common financial ratio covenants. These include, among others, a debt to EBITDA ratio, a fixed charge coverage ratio, a net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company's existing credit facility includes an asset based component of up to $50 million and a term component of up to $50 million secured with property and equipment. The Company is in the process of renegotiating its credit facility and plans to have its new credit line in place by the end of the year.

         In the third quarter of 2001, the Company recognized a decrease in the aggregate fair market value of its interest rate swap agreements, resulting from the general decline in interest rates that occurred during the period. The decrease in the aggregate fair market value of the agreements of $1.1 million (net of an income tax benefit of $0.68 million) is reflected under the caption "accumulated other comprehensive loss" in the balance sheet.

         Capital expenditures during the nine months ended September 30, 2001 totaled approximately $21.6 million. Significant components include the purchase of additional oil and gas production testing equipment and well abandonment/ decommissioning equipment as well as Process Services equipment.

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

                                                   TETRA TECHNOLOGIES, INC.


Date:  November 13, 2001                           By:   [GEOFFREY M. HERTEL]
                                                      --------------------------
                                                          Geoffrey M. Hertel
                                                        Chief Executive Officer


Date:  November 13, 2001                           By:    [JOSEPH M. ABELL]
                                                      --------------------------
                                                           Joseph M. Abell
                                                       Chief Financial Officer


Date:  November 13, 2001                           By:     [BRUCE A. COBB]
                                                      --------------------------
                                                            Bruce A. Cobb
                                                       Vice President, Finance