Form 10-K
period 2001-12-31
TETRA TECHNOLOGIES INC
filed 2002-03-29
CIK 844965

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
   /x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934

                   For the fiscal year ended December 31, 2001
                                       or
   / / Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

        For the transition period from________________to_______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes / / No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the common stock of TETRA Technologies, Inc. held by non-affiliates (based upon the March 18, 2002 closing sale price as reported by the New York Stock Exchange) ($26.01 per share) was approximately $353,994,201. For purposes of the preceding sentence only, all directors, executive officers and beneficial owners of 10% or more of the common stock are assumed to be "affiliates".

     Number of shares outstanding of each of the issuer's classes of common stock as of March 18, 2002 was 14,049,584 shares.

     Part III information is incorporated by reference from the registrant's proxy statement for its annual meeting of stockholders to be held May 23, 2002 to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant's fiscal year.

================================================================================

                                TABLE OF CONTENTS

                                     PART I
     Item 1.       Business................................................................   1

     Item 2.       Properties..............................................................  13

     Item 3.       Legal Proceedings.......................................................  14

     Item 4.       Submission of Matters to a Vote of Security Holders.....................  14

                                     PART II

     Item 5.       Market for the Registrant's Common Equity and
                     Related Stockholder Matters...........................................  14

     Item 6.       Selected Financial Data.................................................  15

     Item 7.       Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.............................................  16

     Item 7A.      Quantitative and Qualitative Disclosures About Market Risks.............  25

     Item 8.       Financial Statements and Supplementary Data.............................  25

     Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................  25

                                    PART III

     Item 10.      Directors and Executive Officers of the Registrant......................  26

     Item 11.      Executive Compensation..................................................  26

     Item 12.      Security Ownership of Certain Beneficial Owners and Management..........  26

     Item 13.      Certain Relationships and Related Transactions..........................  26

                                     PART IV

     Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  27

     THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING, WITHOUT LIMITATION, STATEMENTS CONCERNING FUTURE SALES, EARNINGS, COSTS, EXPENSES, ACQUISITIONS OR CORPORATE COMBINATIONS, ASSET RECOVERIES, WORKING CAPITAL, CAPITAL EXPENDITURES, FINANCIAL CONDITION AND OTHER RESULTS OF OPERATIONS. SUCH STATEMENTS REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS, INCLUDING THOSE DISCUSSED IN "ITEM 1. DESCRIPTION OF BUSINESS - CERTAIN BUSINESS RISKS." SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED OR PROJECTED.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

     TETRA Technologies, Inc. ("TETRA" or "the Company") is an oil and gas services company with an integrated calcium chloride and brominated products manufacturing operation that supplies feedstocks to energy markets, as well as other markets. The Company is comprised of three divisions - Fluids, Well Abandonment & Decommissioning and Testing & Services.

     The Company's Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The Division also markets the fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

     The Company's Testing & Services Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico and Latin American markets. It also provides technology and services required for the separation and recycling of oily residuals generated from petroleum refining and exploration and production operations.

     The Well Abandonment & Decommissioning Division provides a complete package of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines and other associated equipment. The Division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in connection with its well abandonment and decommissioning business.

     TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company's corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas. Its phone number is 281-367-1983 and its web site is accessed at www.tetratec.com.

PRODUCTS AND SERVICES

     FLUIDS DIVISION

     Liquid calcium chloride, sodium bromide, calcium bromide, zinc bromide and zinc calcium bromide produced by the Fluids Division are referred to as clear brine fluids (CBFs) in the oil and gas industry. CBFs are solids-free, clear salt solutions that, like conventional drilling "muds", have high specific gravities and are used as weighting fluids to control bottom-hole pressures during oil and gas completion and workover activities. The use of CBFs increases production by reducing the likelihood of damage to the wellbore and productive pay zone. CBFs are particularly important in offshore completion and workover operations due to the increased formation sensitivity, the significantly greater investment necessary to drill offshore, and the consequent higher cost of error. CBFs are distributed through the Company's Fluids Division and are also sold to other companies who service customers in the oil and gas industry.

     The Division provides basic and custom blended CBFs to domestic and international oil and gas well operators, based on the specific need of the customer and the proposed application of the product. The Division also provides these customers with a broad range of associated services, including on-site fluid filtration, handling and recycling, fluid engineering consultation, and fluid management. The Division also repurchases used CBFs from operators and recycles and reconditions these materials. The utilization of reconditioned CBFs reduces the net cost of the CBFs to the Company's customers and minimizes the need for disposal of contaminated fluids. The Company recycles and reconditions the CBFs through filtration, blending and the use of proprietary chemical processes, and then markets the reconditioned CBFs.

     The Division's fluid engineering and management personnel use proprietary technology to determine the proper blend for a particular application to maximize the effectiveness and life span of the CBFs. The specific volume, density, crystallization, temperature and chemical composition of the CBFs are modified by the Company to satisfy a customer's specific requirements. The Company's filtration services use a variety of techniques and equipment for the on-site removal of particulates from CBFs so that those CBFs can be recirculated back into the well. Filtration also enables recovery of a greater percentage of used CBFs for recycling.

     The PayZone-Registered Trademark- Drill-in Fluids systems use CBFs as the basis for this line of specialized drilling fluid systems, some of which are patented. These systems are used during drilling, completing, underreaming, reentry and workover operations through the sensitive pay zone of the well, to increase oil and gas recovery. The Division's patented Advanced Clean Up Technology (ACT -TM-) systems are designed to quickly and uniformly clean up drill-in fluids filtercake from the payzone to increase oil and gas production.

     The manufacturing group of the Fluids Division presently operates eight active production facilities that manufacture liquid and dry calcium chloride, sodium bromide, calcium bromide, zinc bromide and zinc calcium bromide for distribution primarily into energy markets. Liquid and dry calcium chloride are also sold into the water treatment, industrial, cement, food processing, dust control, ice melt and consumer products markets. Liquid sodium bromide is also sold into the industrial water treatment markets, where it is used as a biocide in recirculated cooling tower waters.

     Four of these facilities convert co-product hydrochloric acid from nearby sources into liquid and dry calcium chloride products. These operations are located near Lyondell's Lake Charles, Louisiana TDI plant; Resolution Performance Product's Norco, Louisiana epoxy resins plant; Vulcan's Wichita, Kansas chlorinated solvents plant; and DuPont's Parkersburg, West Virginia fluoromonomer plant. Some of these facilities consume feedstock acid from other sources as well. Dry calcium chloride is produced at the Company's Lake Charles plant. With production capacity of at least 100,000 tons of dry product per year, the Lake Charles plant can produce both 80% and 97% calcium chloride products. The Company also has two solar evaporation plants located in San Bernardino County, California, which produce liquid calcium chloride from underground brine reserves to supply markets in the Western United States.

     The manufacturing group manufactures and distributes calcium bromide and zinc bromide from its West Memphis, Arkansas facility. The production process uses a low-cost hydrobromic acid or bromine along with various zinc sources to manufacture its products. This facility also uses proprietary technologies to recondition and upgrade used CBFs repurchased from the Company's customers. The group also has a facility at Dow's Ludington, Michigan chemical plant that converts a crude bromine stream from Dow's calcium/magnesium chemicals operation into purified bromine and liquid calcium bromide or liquid sodium bromide.

     The Company also owns a plant in Magnolia, Arkansas that is designed to produce calcium bromide. Approximately 33,000 gross acres of bromine-containing brine reserves are under lease by the Company in the vicinity of the plant to support its production. The plant is not currently in operation, and the Company continues to evaluate its strategy related to these assets and their development.

     TESTING & SERVICES DIVISION

     The production testing group of the Testing & Services Division provides flow-back pressure and volume testing of oil and gas wells, predominantly in the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico, Mexico and Venezuela markets. The Company believes this group to be the leading provider of these services in the Western Hemisphere. These services facilitate the sophisticated evaluation techniques needed for reservoir management and optimization of well work-over programs. In 2000, the Company acquired certain assets of Southern Well Testing, Inc. and Key Energy Services, Inc., which significantly increased its equipment capacity in production testing, slickline, liquid mud facilities and pipe testing assets. In September 2001, the Company expanded its testing capabilities in the offshore Gulf of Mexico market as well as improving its onshore presence through the acquisition of the assets of Production Well Testers. The Division's Production Testing group maintains the largest fleet of high pressure production testing equipment in the South Texas area, with operations in Victoria, Alice, Edinburg and Laredo, Texas, as well as Reynosa, Mexico. The division also has operations in Conroe and Palestine Texas, Lafayette Louisiana and Maturin, Venezuela.

     The process services group of the Testing & Services Division applies a variety of technologies to separate oily residuals, mixtures of hydrocarbons, water and solids, into their components. The group provides its oil recovery and residuals separation and recycling services to the petroleum refining market primarily in the United States. This group utilizes various liquid/solid separation technologies, including a proprietary high temperature thermal desorption and recovery technology and hydrocyclones, centrifuges and filter presses. Oil is recycled for productive use, water is recycled or disposed of and organic solids are recycled. Inorganic solids are treated to become inert, non-hazardous materials. The Division typically builds, owns and operates fixed systems that are located on its customer's sites, providing these services under long-term contracts.

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

     WELL ABANDONMENT & DECOMMISSIONING DIVISION

     The Well Abandonment & Decommissioning Division provides a complete package of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms and other associated equipment onshore and in inland waters in Texas and Louisiana and offshore in the Gulf of Mexico. The Company first entered this business in 1994 in an effort to expand the services offered to its customers and to capitalize on existing personnel, equipment and facilities along the Louisiana and Texas Gulf Coast. The business was expanded significantly in 1996 with two acquisitions that provided penetration into the Texas onshore markets and the inland waters markets off Texas and Louisiana. The Division added wireline services to its mix in 1997 with an additional acquisition.

     The Division has service facilities which are located in Belle Chase, Houma and Lafayette, Louisiana and Bryan, Midland and Victoria, Texas. In providing its well abandonment and decommissioning services, the Company operates onshore rigs, barge-mounted rigs, a platform rig, a heavy lift barge and offshore rigless packages. The Division's integrated package of services includes the full complement of operations required to plug wells, salvage tubulars and decommission well head equipment, pipelines and platforms. Its wireline operations provide pressure transient testing, reservoir evaluation, well performance evaluation, cased hole and memory production logging, perforating, bridge plug and packer service and pipe recovery to major oil companies operating in the Gulf of Mexico.

     In the fourth quarter of 2000, the Company increased its capacity to service its markets through the acquisition of the assets of Cross Offshore Corporation, Ocean Salvage Corporation and Cross Marine LLC. This purchase approximately doubled the number of offshore rigless well abandonment packages owned by the Company and increased the number of inland packages as well. The Company also acquired the heavy lift barge, Southern Hercules, with a 500-ton lift capacity (upgradable to 800 tons) which further expands the Company's turnkey capabilities in decommissioning inland water and offshore pipelines and platforms.

     The Company formed Maritech Resources, Inc. in 1999 as a new component of the Well Abandonment & Decommissioning Division to own, manage and exploit producing oil and gas properties purchased in conjunction with its well abandonment business. Federal regulations generally require leasees to plug and abandon wells and decommission the platforms, pipelines and other equipment located on the lease within one year after the lease terminates. Frequently the costs of abandonment and decommissioning exceed the value of the producing wells with regard to a particular lease. The Division's strategy is to provide the oil and gas companies with alternative ways of managing their well abandonment obligations, while effectively base-loading well abandonment and decommissioning work for the Well Abandonment & Decommission Division. The Division structures creative alternatives to relieve E&P companies of the burden of managing these obligations and the end-of-life properties that are associated with them. This may include purchasing an interest in the remaining productive wells and operating those properties in exchange for assuming the well abandonment obligations associated with such properties. The Company believes that this Division's strategy is being perceived by the operators of these properties as a cost effective method of satisfying their abandonment and decommissioning obligations, which in turn provides for increased demand for the Division's services and equipment.

     SOURCES OF RAW MATERIALS

     The Fluids Division manufactures calcium chloride, sodium bromide, calcium bromide, zinc bromide and zinc calcium bromide for distribution to its oil and gas customers. The Division also purchases calcium bromide and sodium bromide from two domestic and one foreign manufacturer, and it recycles calcium and zinc bromide CBFs repurchased from its oil and gas customers.

     Some of the Division's primary sources of raw materials are low-cost chemical co-product streams obtained from chemical manufacturers. At the Norco, Louisiana; Wichita, Kansas; Lake Charles, Louisiana; and Parkersburg, West Virginia calcium chloride production plants, the principal raw material is co-product hydrochloric acid produced by other chemical companies. The Company has written agreements with those chemical companies regarding the supply of hydrochloric acid but believes that there are numerous alternative sources of supply as well. The Company produces calcium chloride at its two plants in San Bernardino County, California from underground brine reserves. These brines are deemed adequate to supply the Company's foreseeable need for calcium chloride in that market area. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. The Company uses a proprietary process that permits the use of less expensive limestone, while maintaining end-use product quality. The Company purchases limestone from several different sources. Hydrochloric acid and limestone are in abundant supply. The Company also purchases calcium chloride from a domestic producer under a long-term supply agreement.

     To produce calcium bromide, zinc bromide and zinc calcium bromide at its West Memphis, Arkansas facility, the Company uses hydrobromic acid, bromine and various sources of zinc raw materials. The Company has one internal and several external sources of bromine and several external sources of co-product hydrobromic acid. The Company uses proprietary and patented processes that permit the use of cost advantaged raw materials, while maintaining high product quality. There are multiple sources of zinc that the Company can use in the production of zinc bromide. The Company has an agreement with the Dow Chemical Company to purchase crude bromine to feed its bromine derivatives plant in Ludington, Michigan. This plant produces purified bromine for use at the West Memphis facility as well as liquid calcium bromide and sodium bromide for resale.

     The Company also owns a calcium bromide manufacturing plant near Magnolia, Arkansas, that was constructed in 1985 and has a production capacity of 100 million pounds of calcium bromide per year. This plant was acquired in 1988 and is not in operation. The Company currently has approximately 33,000 gross acres of bromine-containing brine reserves under lease in the vicinity of this plant. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. The Company believes it has sufficient brine reserves under lease to operate a world-scale bromine facility for 25 to 30 years. Development of the brine field, construction of necessary pipelines and reconfiguration of the plant would take several years and require a substantial additional capital investment.

     The Company has a long-term supply agreement with a foreign producer of calcium bromide as well. This agreement, coupled with production of bromine and sodium and calcium bromide from the new Ludington, Michigan plant and calcium bromide, zinc bromide and zinc calcium bromide from the West Memphis, Arkansas facility, affords the Company additional flexibility, beyond the development of the Magnolia, Arkansas plant, for the secure supply of its required bromine derivatives.

MARKET OVERVIEW AND COMPETITION

     FLUIDS DIVISION

     The Fluids Division markets and sells CBFs, drilling and completion fluids systems, and related products and services to major oil and gas exploration and production areas worldwide. Current foreign areas of market presence include the North Sea, Mexico, South America, the Far East and West Africa. The Division's principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Halliburton, Inc., M.I. LLC, a joint venture of Smith International Inc. and Schlumberger Limited, and OSCA, Inc., which has entered into an agreement to be acquired by B.J. Services. This market is highly competitive and competition is based primarily on service, availability and price. Although all competitors provide fluid handling, filtration and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete successfully with all companies. Major customers of the Fluids Division include Shell Oil, ChevronTexaco, Amerada Hess, BP, El Paso Energy, Kerr-McGee Corp., Apache, Anadarko, Newfield Exploration and Conoco USA.

     Non-energy markets for the Company's liquid and dry calcium chloride products include industrial, municipal, mining, janitorial and consumer markets for snow and ice melt products, dust control, cement curing, and road stabilization markets, and certain agricultural and food industry businesses. Most of these markets are highly competitive. The Company's major competitors in the dry calcium chloride market include Dow Chemical Company and General Chemical Company. The Company sells sodium bromide into the industrial water treatment markets as a biocide under the BioRid-TM- trade name.

     TESTING & SERVICES DIVISION

     The Division's production testing group provides its services primarily to the natural gas segment of the oil and gas industry. Using typical completion techniques, sand, water and other abrasive materials will normally accompany the initial production of natural gas, usually under very high pressures. The Company provides the equipment and qualified personnel to remove these impediments to production and to pressure test wells and wellhead equipment.

     The market is highly competitive and competition is based on availability of equipment and qualified personnel, as well as price, quality of service and safety record. The Company believes its equipment maintenance program and operating procedures give it a competitive advantage in the marketplace. Market competition is dominated by numerous small, individually owned operators such as Fesco and Parchman, and to a lesser extent by Schlumberger, Halliburton and other integrated service companies. The Company's customers include Conoco U.S.A., Shell Oil, El Paso Energy, ChevronTexaco, Devon, Newfield, other large independent gas producers, PEMEX (the national oil company of Mexico) and PDVSA (the national oil company of Venezuela).

     The Division's process services group currently provides oily residuals processing to U.S. refineries concentrated in Texas and Louisiana. Although U.S. refineries have alternative technologies and disposal systems available to them, the Company feels its competitive edge lies in its ability to apply its various liquid/solid separation technologies to provide the most efficient processing alternative at competitive prices. The group currently has major processing facilities at the following refineries: ExxonMobil - Baytown, Texas and Baton Rouge, Louisiana; Premcor and Motiva - Port Arthur, Texas; Phillips - Borger, Texas; Lyondell-Citgo - Houston, Texas; and Citgo - Lake Charles, Louisiana. Major competitors in this market include Scaltech, Midwestern Centrifuge Systems and Phillips Services. The Company believes that new refinery regulations permitting the processing of oily residuals from other refineries will provide the group with expanded market opportunities in the U.S. In 2001, the Company signed a contract with Hovensa and constructed a processing facility in St. Croix, U.S. Virgin Islands. The plant commenced processing in 2002.

     The Process Services group entered the international energy market in 2000 by applying its technology to process oily residuals generated from offshore exploration and production in the Norwegian sector of the North Sea. The Division has a contract with Renovasson Nord A/S (RN) to process drilling fluids and drill cuttings at the group's central processing facility in Kristiansund, Norway. RN has contracts with major exploration and production operators working offshore Norway to process their oily residuals. Using its technologies, the group believes it is able to provide more cost-effective alternatives to the customer's waste disposal needs. Major competitors in this market include Soilcare, Slovagen Industries and Franzefoss Gjennvinning. Environmental regulations are a major marketplace driver in this business. Markets such as the North Sea, which have stringent zero discharge regulations, afford the greatest growth opportunities for the Company.

     WELL ABANDONMENT & DECOMMISSIONING DIVISION

     Demand for the services of The Well Abandonment and Decommissioning Division is predominately driven by government regulations that dictate when a well must be plugged. Current regulations generally require wells to be plugged, offshore platforms removed and remediation of the seabed at the well site to its original state within twelve months after the lease expires. As a result of past drilling activity, depletion of wells and various exceptions generally offered to exploration and production companies in the past that have delayed the plug and abandonment obligation, the number of wells requiring plugging has grown steadily. The Company believes there to be a substantial number of wells offshore in the Gulf of Mexico and in the inland waters, and onshore Texas and Louisiana that require well abandonment and decommissioning work. Critical factors required to participate in these markets include: the proper equipment to meet diverse market conditions; qualified, experienced personnel; technical expertise to address varying downhole conditions; the financial strength to ensure all abandonment and decommissioning obligations are satisfied and a comprehensive safety and environmental program. The Company believes its integrated service package satisfies these market requirements, allowing it to successfully compete.

     The Division markets its services to major oil and gas companies, independent operators, and state governmental agencies. Major customers include ChevronTexaco, ExxonMobil, Shell Oil, BP, Total Fina Elf, Conoco U.S.A., Apache, Anadarko, Newfield Exploration, El Paso, the Louisiana Conservation Commission and the Railroad Commission of the State of Texas. These services are performed onshore in Texas and Louisiana, Gulf Coast inland waterways and the Gulf of Mexico. The Company's principal competitors in the offshore and inland waters markets include Superior Energy Services, Inc., Cal Dive International, Inc., Horizon Offshore and Global Industries. This market is highly competitive and competition is based primarily on service, equipment availability and price. The Division believes its focus on core competency in well abandonment and decommissioning operations has allowed it to better provide the complete portfolio of equipment, experience and administration required to manage its customer's needs.

OTHER BUSINESS MATTERS

     MARKETING AND DISTRIBUTION

     The Fluids Division markets its domestic products and services through its distribution facilities located principally in the Gulf Coast region of the United States. These facilities are in close proximity to both product supplies and customer concentrations. Since transportation costs can represent a large percentage of the total delivered cost of chemical products, particularly liquid chemicals, the Division believes that its strategic locations make it one of the lowest cost suppliers of liquid calcium chloride and other CBFs in the Southern United States and California. International markets that are served include the U.K. and Norwegian sectors of the North Sea, Mexico, Venezuela, Brazil, West Africa and the Far East.

     The non oilfield liquid and dry calcium chloride products are marketed through the Division's sales offices and sales agents in California, Missouri, Florida, Texas and Wyoming, as well as through a network of distributors located throughout the Midwest, West, Northeast, Southeast and Southwest. To service these markets, the Division has over two dozen distribution facilities strategically located to provide efficient, low-cost product availability.

     BACKLOG

     The Company generally provides its products and services within seven days of receipt of an order. Consequently, the level of backlog is not indicative of the Company's sales activity. On December 31, 2001, the Company had an estimated backlog of work of $73.9 million, of which approximately $14.8 million is expected to be billed during 2002.

     EMPLOYEES

     As of December 31, 2001, the Company had 1,452 employees. None of the Company's U.S. employees are presently covered by a collective bargaining agreement, other than the employees of the Company's Lake Charles, Louisiana calcium chloride production facility who are represented by the Paper, Allied Industrial, Chemical and Energy Workers International union. The Company believes that its relations with its employees are good.

     PATENTS, PROPRIETARY TECHNOLOGY AND TRADEMARKS

     As of December 31, 2001, the Company owned or licensed 21 issued U.S. patents, had two patents pending in the U.S., one issued foreign patent and eight foreign patents pending. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2018. The Company has elected to maintain certain other internally developed technologies, know-how and inventions as trade secrets. While the Company believes that the protection of its patents and trade secrets is important to its competitive positions in its businesses, the Company does not believe any one patent or trade secret is essential to the success of the Company.

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

     SAFETY, HEALTH AND ENVIRONMENTAL AFFAIRS REGULATIONS

     Various environmental protection laws and regulations have been enacted and amended during the past three decades in response to public concerns over the environment. The operations of the Company and its customers are subject to the various evolving environmental laws and corresponding regulations, which are enforced by the US Environmental Protection Agency, the MMS and various other federal, state and local environmental authorities. Similar laws and regulations designed to protect the health and safety of the Company's employees and visitors to its facilities are enforced by the US Occupational Safety and Health Administration and other state and local agencies and authorities. The Company must comply with the requirements of environmental laws and regulations applicable to its operations, including the Federal Water Pollution Control Act of 1972, the Resource Conservation and Recovery Act of 1976 (RCRA), the Clean Air Act of 1977, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), the Superfund Amendments and Reauthorization Act of 1986 (SARA), the Federal Insecticide, Fungicide, and Rodenticide Act of 1947 (FIFRA), Hazardous Materials Transportation Act of 1975, and Pollution Prevention Act of 1990. The Company is also subject to the applicable environmental and health and safety rules and regulations of the local, state and federal agencies in those foreign countries in which it operates. Many state and local agencies have imposed environmental laws and regulations with stricter standards than their federal counterparts. The Company believes that it is in compliance with all material environmental regulations.

     At the Company's Lake Charles, West Memphis, Parkersburg and San Bernardino County production plants, the Company holds various permits regulating air emissions, wastewater and storm water discharges, disposal of certain hazardous and non-hazardous wastes, and wetlands preservation.

     The Company believes that its manufacturing plants and other facilities are in general compliance with all applicable environmental and health and safety laws and regulations. Since its inception, the Company has not had a history of any significant fines or claims in connection with environmental or health and safety matters. However, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants and there can be no assurance that significant costs and liabilities will not be incurred in the future. Changes in the environmental and health and safety regulations could subject the Company's handling, manufacture, use, reuse, or disposal of materials at plants to stricter scrutiny. The Company cannot predict the extent to which its operations may be affected by future regulatory and enforcement policies. Tighter MMS regulations regarding well abandonment and platform decommissioning could benefit the Company's Well Abandonment & Decommissioning Division.

     CERTAIN BUSINESS RISKS

     The Company identifies the following important risk factors, which could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecasted, estimated or budgeted by the Company in this report.

          MARKETS

     The Company's operations are materially dependent on the levels of oil and gas well drilling, completion, workover and abandonment activity, both in the United States and internationally. Such activity levels are affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. In recent years, oil and gas prices and, therefore, the levels of well drilling, completion and workover activity, have been volatile. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, have contributed to, and are likely to continue to contribute to, price volatility. Also, a prolonged slow down of the U.S. and/or world economy may contribute to an eventual downward trend in the demand and correspondingly the price of oil and natural gas. Any prolonged reduction in oil and gas prices may depress the levels of well drilling, completion and workover activity and result in a corresponding decline in the demand for the Company's products and services and, therefore, have a material adverse effect on the Company's revenues and profitability.

          COMPETITION

     The Company encounters and expects to continue to encounter intense competition in the sale of its products and services. The Company competes with numerous companies in its oil and gas and chemical operations. Many of the Company's competitors have substantially greater financial and other related resources than the Company. To the extent competitors offer comparable products or services at lower prices, or higher quality and more cost-effective products or services, the Company's business could be materially and adversely affected.

          SUPPLY OF RAW MATERIALS

     The Company sells a variety of CBFs, including brominated CBFs such as calcium bromide, zinc bromide and sodium bromide, and other brominated products, some of which are manufactured by the Company and some of which are purchased from third parties. The Company also sells calcium chloride, as a CBF and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to the Company's revenues. In its manufacture of calcium chloride, the Company uses hydrochloric acid and other raw materials purchased from third parties. In its manufacture of brominated products, the Company uses bromine, hydrobromic acid and other raw materials, including various forms of zinc, that are purchased from third parties. The Company acquires brominated products from a variety of third party suppliers. If the Company was unable to acquire the brominated products, sulfuric, hydrobromic or hydrochloric acid, zinc or any other raw material supplies for a prolonged period, the Company's business could be materially and adversely affected.

          CERTAIN CREDIT RISKS RELATED TO OIL AND GAS PROPERTIES

      The Company's Maritech Resources, Inc. subsidiary purchases interests in certain end-of-life producing oil and gas properties in the U.S. Gulf Coast Region (including the Gulf of Mexico) in association with the operations of the Company's Well Abandonment & Decommissioning Division. As the owner of these interests, Maritech is liable for the proper abandonment and decommissioning of the wells, platforms, pipelines and associated equipment located on these properties. TETRA has guaranteed a portion of the abandonment and decommissioning liabilities of Maritech, which can be material in amount. When it purchases these properties, Maritech is compensated for assuming these abandonment liabilities, in the form of cash, oil and gas reserves, by the former owner agreeing to pay Maritech in the future, or by other means. When this compensation is in the form of an agreement to pay in the future, Maritech and TETRA are subject to the risk that the former owner(s) will be unable to make these future payments. Maritech and TETRA attempt to minimize this risk by analyzing the creditworthiness of the former owner(s) and others who may be legally obligated to pay in the event the former owner(s) are unable to do so, and obtaining guarantees, bonds, letters of credit or other forms of security when they are deemed necessary. In addition, if Maritech acquires less than 100% of the working interest in a property, its co-owners are responsible for the payment of their portion of the associated abandonment liabilities, although if the co-owners do not pay their portions, Maritech may be liable for the defaulted amount as well. If any required payment is not made by a former owner or a co-owner and any security is not sufficient to cover the required payment, TETRA could suffer material losses.

          POTENTIAL LIABILITY FOR ENVIRONMENTAL OPERATIONS: ENVIRONMENTAL REGULATION

     The Company's operations are subject to extensive and evolving Federal, state and local laws and regulatory requirements, including permits, relating to environmental affairs, health and safety, waste management and the manufacture, storage, handling, transportation, use and sale of chemical products. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to the Company and could subject the Company's handling, manufacture, use, reuse, or disposal of substances or pollutants to scrutiny. The Company's business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although the Company maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to environmental damage or pollution. The Company maintains environmental liability insurance covering named locations and environmental risks associated with contract services for oil and gas operations, refinery waste treatment operations and for its oil and gas production properties. The extent of this coverage is consistent with the Company's other insurance programs. The Company could be materially and adversely affected by an enforcement proceeding or a claim that was not covered or was only partially covered by insurance.

     In addition to increasing the Company's risk of environmental liability, the promulgation of stricter environmental laws, regulations and enforcement policies has accelerated the growth of some of the markets served by the Company. Decreased regulation and enforcement could materially and adversely affect the demand for the types of systems offered by the Company's Process Services and Well Abandonment & Decommissioning operations and, therefore, materially and adversely affect the Company's business.

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

          WEATHER RELATED FACTORS

     Demand for the Company's products and services are subject to seasonal fluctuation due in part to weather conditions, which cannot be predicted. The Company's operating results may vary from quarter to quarter depending on weather conditions in applicable areas in the United States and in international regions.

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

ITEM 2. PROPERTIES.

     The following table sets forth certain information concerning facilities leased or owned by the Company as of December 31, 2001. The Company believes its facilities are adequate for its present needs.

         DESCRIPTION                                  LOCATION                              APPROXIMATE SQUARE FOOTAGE(1)
         -----------                                  --------                              ---------------------------
Distribution facilities.............................  Texas - twelve locations                    1,262,700
                                                      Louisiana - seven locations                   732,200
                                                      Laurel, Mississippi                            30,000
                                                      Venezuela                                     110,000
                                                      Mexico - various locations                     95,000
                                                      United Kingdom - various locations             92,000
                                                      Brazil                                         30,000
                                                      Ivory Coast                                    30,000
                                                      Nigeria                                        28,000
                                                      Norway - various locations                     25,000
                                                      Angola                                         20,000
                                                      Cameroon                                       15,000

Fluids chemical plant production facilities.........  San Bernardino County, CA
                                                           two locations                    29 Square Miles(2)
                                                      Lake Charles, Louisiana                       751,500
                                                      West Memphis, Arkansas                        697,800
                                                      Magnolia, Arkansas                            120,000
                                                      Parkersburg, West Virginia                    106,300
                                                      Norco, Louisiana                               85,200
                                                      Orlando, Florida                               35,800
                                                      Wichita, Kansas                                19,500
                                                      Ludington, Michigan                            10,000

Process Services facilities.........................  Texas - six locations                          81,125
                                                      Louisiana - two locations                      31,260
                                                      Norway                                         25,000
                                                      St. Croix, Virgin Islands                      33,500
                                                      The Woodlands, Texas                           16,000

Technical Center....................................  The Woodlands, Texas                           26,000

Corporate Headquarters..............................  The Woodlands, Texas                           55,000

----------
(1) Includes real property and buildings unless otherwise noted.
(2) Includes solar evaporation ponds.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a named defendant in numerous lawsuits and a respondent in certain other governmental proceedings arising in the ordinary course of business. While the outcome of such lawsuits and other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     PRICE RANGE OF COMMON STOCK

     The Common Stock is traded on the New York Stock Exchange under the symbol "TTI". As of March 25, 2002 there were approximately 2,719 holders of record of the Common Stock. The following table sets forth the high and low closing sale prices of the Common Stock for each calendar quarter in the two years ended December 31, 2001, as reported by the New York Stock Exchange. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                  HIGH         LOW
                                                --------    --------
2001
   First Quarter......................         $  24.09    $  13.69
   Second Quarter.....................            29.25       18.85
   Third Quarter......................            25.60       16.73
   Fourth Quarter.....................            22.90       14.75

2000
   First Quarter......................         $  13.44    $   7.00
   Second Quarter.....................            14.94       11.25
   Third Quarter......................            16.94       12.56
   Fourth Quarter.....................            16.50       12.56

     DIVIDEND POLICY

     The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors the Board of Directors may deem relevant. The Company declared a dividend of one Preferred Stock Purchase Right per share of Common Stock to holders of record at the close of business on Novembers 6, 1998. See Note R to the financial statements attached hereto for a description of such Rights.

ITEM 6. SELECTED FINANCIAL DATA.

                                                                    YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                  2001          2000          1999           1998         1997
                                                ----------   -----------   ------------   -----------   ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA
Revenues                                        $  303,438   $   224,505   $   178,062     $   211,728   $  196,999
Gross Profit                                        85,234        53,693        38,966         56,110       59,702
Operating Income (Loss)                             40,798        16,124        (5,289)(1)     20,661       27,613 (2)
Interest Expense                                    (2,491)       (4,187)       (5,238)        (5,257)      (1,288)
Interest Income                                        402           441           371            148          273
Other Income (Expense) net                            (440)           31            65           (239)       1,009
Net Income, before discontinued operations
  and cumulative effect of accounting
  change                                            23,873         7,737         14,329(3)      9,322       16,654
Net Income (Loss)                                   23,873        (6,722)        10,232         9,322       16,654

EBITDA(4)                                           59,325        31,861         16,417(5)     34,765       41,970
Net Income per share, before
  discontinued operations and cumulative
  effect of accounting change                   $     1.71   $      0.57   $       1.06    $     0.69    $    1.25
Average Shares                                      13,995        13,616         13,524        13,561       13,297

Net Income per diluted share, before
  discontinued operations and cumulative
  effect of accounting change                   $     1.61   $      0.57   $       1.06    $     0.67    $    1.17
Average Diluted Shares                              14,837        13,616         13,576        13,994       14,189

(1)  Includes special charge of $4,745 and restructuring charge of $2,320
(2)  Includes unusual charges of $3,000
(3) Includes gain on the sale of administration building of $6,731 and gain on sale of business of $29,629.
(4) EBITDA is earnings before interest, taxes, depreciation and amortization, adjusted to eliminate the effects of special charges and restructuring of $7,065 in 1999 and $3,000 in 1997.
(5) Excludes gain on the sale of administration building of $6,731 and gain on sale of business of $29,629.

                                                                      YEAR ENDED DECEMBER 31,
                                                ------------------------------------------------------------------
                                                  2001          2000          1999           1998          1997
                                                  ----          ----          ----           ----          ----
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA
   Working capital                              $   69,456   $    64,293   $     60,311   $    75,894   $   59,905
   Total assets                                    309,809       278,940        284,510       305,285      255,986
   Long-term liabilities                            75,268        81,395         92,806       126,447       89,724
   Stockholders' equity                            167,650       143,754        149,421       139,322      129,580

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

                                                      PERCENTAGE OF REVENUES                      PERIOD-TO-
                                                      YEAR ENDED DECEMBER 31,                   PERIOD CHANGE
                                                   ----------------------------              ---------------------
                                                                                               2001         2000
                                                                                                VS           VS
                                                     2001          2000           1999         2000         1999
                                                     ----          -----          ----         -----        ----
Revenues.......................................      100.0%        100.0%         100.0%         35.2%        26.1%
Cost of revenues...............................       71.9          76.1           78.1          27.7         22.8
Gross profit...................................       28.1          23.9           21.9          58.7         37.8
General & administrative expenses..............       14.6          16.7           20.9          18.3          1.0
Special and restructuring charges..............          -             -            4.0             -       (100.0)
Operating income...............................       13.4           7.2           (3.0)          153        404.9
Gain of sale of building and TPT business......          -             -           20.4             -       (100.0)
Interest expense...............................        0.8           1.9            2.9         (40.5)       (20.1)
Interest income................................        0.1           0.2            0.2          (8.8)        18.9
Other income (expense), net....................        0.1             -              -      (1,519.4)       (52.3)
Income before income taxes, discontinued
  operations and cumulative effect of
  accounting change............................       12.6           5.5           14.8         208.4        (52.8)
Income before discontinued operations and
   cumulative effect of accounting change .....        7.9           3.4            8.0         208.6        (46.0)
Discontinued operations, net of tax............          -          (6.4)           0.9          (100)      (958.1)
Cumulative effect of accounting change,
     net of tax................................          -             -            3.2             -        100.0
Net income.....................................        7.9          (3.0)           5.7         455.1       (165.7)
EBITDA.........................................       19.5          14.2            9.2         455.1       (165.7)

     BUSINESS ENVIRONMENT

     Demand for the Company's products and services depends primarily on activity in the oil and gas exploration and production industry in the Gulf of Mexico, Texas, Louisiana, upper Gulf Coast, and in selected international markets. This activity can be significantly affected by the level of industry capital expenditures for the exploration and production of oil and gas reserves, and the plugging and decommissioning of abandoned oil and gas properties. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas products and by the energy price environment that results from supply and demand imbalances. Throughout the first part of 2001, increased spending by large oil and gas companies contributed to higher levels of worldwide drilling activity, especially gas drilling in the United States. General business conditions in the United States began to decline during the second quarter. The events of September 11 accelerated the economic slowdown which in turn adversely impacted the energy industry, particularly in the United States. Reduced demand for aviation fuel, weakened demand for industrial and residential natural gas and increasing natural gas storage levels together with one of the warmest winters on record resulted in significant decreases in North American oil and natural gas drilling.

     The Company anticipates oil and gas drilling activity in the U.S. will continue to languish into the second quarter of 2002 due to the slow global economy and an unseasonably warm winter contributing to reduced demand for natural gas. The Company then expects activity to begin recovering in the second half of the year. Over the longer-term, the Company believes that with the current trends of:
     -  deeper gas drilling with more complex completions,
     -  faster reservoir depletion,
     -  stricter enforcement of environmental and abandonment regulations,
     -  advancing age of offshore platforms, and
     - increasing future demand for natural gas, there will continue to be growth opportunities for the Company's products and services.

     The Gulf of Mexico and international oil and gas rig counts are leading indicators of the fluids business. Natural gas prices and gas drilling in North and South America are key indicators for the production testing business. 2001 began with 161 rigs running in the Gulf of Mexico, increasing to a high of 176 in February, and closing the year at 119; while the international rig count started the year at 705 rigs and increased to 752 by December 31, 2001. U.S. drilling activity during the first half of 2001, particularly for gas, was very strong, posting significant increases over the same period in 2000. U.S. gas drilling increased 44% during this period, while gas prices improved 30%. However, in the latter stages of 2001, activity declined as the impact of a slowing economy took hold. Natural gas prices fell from a $10.00/MCF high at the beginning of 2001 to approximately $2.00/MCF at year end. Likewise, the U.S. natural gas rig count started the year at 862 rigs, peaked at 1,068 in mid-year, and closed the year at 748 rigs.

     The Fluids Division manufactures and distributes completion fluids and provides filtration and associated engineering services to exploration and production companies worldwide. The Division's products and services are consumed in the completion of a successful well or the workover of a currently producing well and can also be used under certain drilling conditions. The Company is vertically integrated into the production of its calcium chloride and brominated completion fluids, making it a relatively low-cost supplier of a number of these products. The Division's major markets include inland water and offshore Gulf of Mexico, the North Sea, Mexico, South America and offshore West Africa. Strong natural gas and crude oil drilling activity during the first half of 2001 contributed to increased demand for the products and services of the Division, resulting in increased product volume, asset utilization and allowing the Company to provide its products and services at improved prices over 2000. As demand tailed off toward the end of 2001, volumes decreased, but pricing remained relatively constant thereby bolstering the profit margin percentage.

     The outlook for world oil and gas demand is highly uncertain due to the slowdown in the global economy as well as the U.S. economy. The Company expects that recent declines in U.S. rig counts combined with the economic uncertainties in the U.S. will result in a short-term decline in revenues and operating profits in this Division. The Company believes that its current market position as a major supplier of fluids, combined with the price increases implemented during 2001, should provide some offset to the anticipated reduced operating activity. Expectations are that industry demand will return in the second half of 2002, providing increasing demand for the Company's products and services.

     The Testing & Services Division's principal operations include flow-back pressure, volume testing and separation of impurities in gas wells. The markets primarily served are Texas, Louisiana, Mississippi, Alabama, offshore Gulf of Mexico, Mexico and Venezuela. While testing is performed periodically during a well's life, the most extensive use of the Company's equipment and services is immediately following completion of a well. In an effort to minimize the market cyclicality, the Company has initiated a strategy to place a portion of its asset fleet under favorable working arrangements with major domestic oil and gas operators and to diversify into international markets. It has also expanded its offshore Gulf of Mexico operations with the acquisition of Production Well Testers, Inc. in September, 2001. The Company benefited from this strategy in 2001 in that revenues remained strong throughout the year, despite the drop in rigs.

     Natural gas prices have risen to the mid $3.00 per MMBTU level as of late March, 2002. The stabilization of the price at this level, or higher levels, will lead to increased drilling activity depending upon gas supply and demand and storage considerations. The Company expects the current dip in demand to unfavorably impact its business but believes the above mentioned strategies should partially mitigate that impact. In addition, the business climate created by the current market conditions, generally provides increased acquisition opportunities for the Company, allowing the Company to further consolidate its market position while increasing its revenue base.

     The Well Abandonment & Decommissioning Division is in the business of well plug and abandonment, platform decommissioning and removal, pipeline abandonment and site clearance for oil and gas companies. Their services are marketed primarily in the Gulf Coast region of the U.S. including onshore, inland waters and offshore. The Division also includes Maritech Resources, Inc. (Maritech), a company formed in 1999 to own, manage and exploit the producing oil and gas properties acquired in conjunction with its well abandonment business. The Division's strategy is to provide the oil and gas companies with alternative ways of managing their well abandonment obligations, while effectively base-loading well abandonment and decommissioning work for the Division. The Division structures creative alternatives to relieve the E&P companies of the burden of managing these obligations and the end-of-life properties that are associated with them. This may include purchasing an ownership interest of the mature production wells in exchange for assuming various well abandonment obligations associated with such properties. In some transactions, cash may be received by the Company to balance the economics.

     The Company's decommissioning liability is recorded at the fair value cost to dismantle, relocate and dispose of the Company's offshore production platforms, gathering systems, wells and related equipment. Costs are based on prevailing market conditions. Oil and gas producing assets are recorded at the future estimated decommissioning costs less any considerations received. These costs are included in the full cost pool and are depleted on a unit of production basis upon the depletion of the oil and gas producing assets.

     Maritech seeks to purchase producing natural gas and oil properties that are generally in the later stages of their economic life. Assumption of future abandonment liability is a significant consideration with respect to the offshore producing properties purchased to date. Although higher natural gas prices tend to reduce the number of mature properties available to be acquired by Maritech, these higher prices typically contribute to improved operating results for Maritech, which was generally the case in the first half of 2001. In contrast, lower natural gas prices typically contribute to lower operating results for Maritech and a general increase in the number of mature properties available for abandonment. The services provided consist of platform decommissioning, removal and abandonment and well plugging and abandonment. Platform decommissioning and well abandonment operations are driven by regulations, which offers a partial hedge against fluctuations in the commodity price of natural gas. In particular, MMS regulations require removal of platforms and remediation of the seabed at the well site to its original state within twelve months after lease expiration. Other factors influencing this business include seasonal weather patterns, which typically result in weaker first quarter operations, tighter environmental statutes and stricter enforcement of abandonment regulations by regulatory agencies. The Company contracts and manages, on a day-rate or turnkey basis, all aspects of the decommissioning and abandonment of fields of all sizes.

     As a result of the improving acquisition environment in the latter half of 2001, Maritech purchased in December producing properties from Pogo Producing Company in exchange for assuming related well abandonment and decommissioning liabilities. In September 2001 Maritech purchased several offshore properties from Seneca Resources Corporation and Range Energy Ventures Corporation. Although the properties received had no future economic value at the time of conveyance and therefore were not recorded on the Company's balance sheet, Maritech assumed all the well abandonment and decommissioning liabilities associated with the transferred properties. The agreement stipulates that Maritech will be paid on a turnkey basis by the sellers for the future well abandonment and decommissioning work performed, as the work is performed. The Company estimates this contract will generate approximately $24.3 million in revenues to the Company in future years, while relieving the sellers of the burden of managing these end-of-life properties.

     2001 COMPARED TO 2000

     REVENUES - Revenues for the year ended December 31, 2001 were $303.4 million, up $78.9 million or 35.2% from the prior year of $224.5 million. All divisions of the Company experienced significant growth during the year. The Fluids Division reported revenues of $141.3 million, an increase of $22.5 million or 19% over the prior year. This Division benefited from improved overall year-to-year oil and gas completion and workover activity in the Gulf of Mexico, improved pricing, and a tightening fluids supply market. In addition, the international fluids business increased by 48% with improved activity coming from the U.K. markets. The Well Abandonment & Decommissioning Division experienced significant growth in 2001 with reported revenues of $98.5 million, up $38.1 million or 63%. With the addition of significant amounts of capital equipment in the past two years combined with significant improvements in equipment utilization, the Division reported record revenues in 2001. Inland water and offshore activity increased 57% with improved utilization and rates. Revenues from the decommissioning business have increased substantially with the addition of heavy lift equipment to the Division's product offerings. The land plug and abandonment and wireline business also realized significant year-over-year growth through improved utilization and rates. In addition, revenues of the Division's exploitation company, Maritech Resources, Inc., have grown as a result of oil and gas production purchased or developed in conjunction with our expanding well abandonment and decommissioning business and higher natural gas prices in the first half of the year. Revenues of the Testing & Services Division were $65.7 million, an increase of $19.3 million or 42%. Revenue increases in this Division are the result of improved market conditions driven by strong natural gas drilling, additional equipment employed and improved pricing. Domestic production testing revenues were up 120% with a full year's utilization of the assets acquired in the 2000 swap with Key Energy and improved pricing. In addition, international revenues, principally from Mexico, also increased.

     GROSS PROFIT - Gross profit for the year was $85.2 million compared to $53.7 million in the prior year, an increase of $31.5 million or 59%. The increase is due to the $78.9 million increase in revenues for the year combined with a 420 basis point improvement in margin percentages to 28.1%. The Fluids Division dollar margins improved 40% during the year, reflecting improved pricing in domestic markets. The Division's gross profit percentage increased by 360 basis points to 25.2%. The Well Abandonment & Decommissioning Division realized a 147% growth in dollar margins year-to-year while improving their gross profit percentage by 820 basis points to 24.3%. These gains were the result of improved equipment utilization in the onshore rigs, offshore rigless packages, wireline units and inland water rigs. Higher day rates and improved service mix to higher margin offshore work also significantly impacted margin improvements. Gross profits from the Division's oil and gas exploitation company, Maritech, comprise approximately 5% of the Company's total margin. Maritech's dollar margins improved 165% while their gross profit percentage increased by 1,700 basis points as a result of the spike in natural gas pricing during the first half of the year. The Testing & Services Division dollar margins increased by 38% with their margin percentage remaining approximately flat at 39%. Improved gas drilling activity in the Gulf of Mexico stimulated increased utilization and improved pricing. The Division also benefited from having available for service those assets acquired in the 2000 asset swap with Key Energy and, to a lesser extent, the assets acquired from Production Well Testers in September, 2001.

     GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses were $44.4 million in 2001 compared to $37.6 million in 2000, an increase of $6.8 million or 18.1%. G&A expense as a percentage of revenues decreased from 16.7% in 2000 to 14.6% in 2001. Expenses in the Well Abandonment & Decommissioning Division increased due to the added infrastructure necessary to support the Division's growth. Expenses in the domestic production testing operation also increased as a result of expansion and acquisitions. Finally, the Company's record earnings performance during the year resulted in increased expenditures under the Company's incentive compensation program.

     INTEREST EXPENSE AND TAXES - Net interest expense for the year was $2.5 million compared to $4.2 million in the prior year. Reduced long-term debt balances resulted in this decrease. The provision for income taxes was $14.4 million in 2001, an increase of $9.7 million as a result of improved earnings during the year. The effective tax rate for the year was 37.6%, relatively unchanged from 2000.

     NET INCOME - Net income for the year was $23.9 million compared to a net loss of $6.7 million (which includes a $14.5 million loss on the disposal of discontinued operations) in the prior year. Net income per diluted share was $1.61 in 2001 on 14,837,000 average diluted shares outstanding compared to a loss of $0.49 per share on 13,616,000 average diluted shares outstanding in 2000.

     2000 COMPARED TO 1999

     REVENUES - Revenues for the year ended December 31, 2000 were $224.5 million compared to $178.1 million in 1999, an increase of $46.4 million or 26%. Improved revenues reflected the overall improvement in the energy industry, particularly the Gulf of Mexico markets. Fluid Division revenues improved 8% to $118.9 million. Well Abandonment & Decommissioning revenues increased 67% to $60.4 million due to significantly improved equipment utilization rates and revenues generated from natural gas producing properties. Testing & Services Division revenues increased 55% to $46.4 million due to increased production testing activity in South Texas and Mexico and the addition of process services operations in Norway.

     GROSS PROFIT - Gross profits for the year were $53.7 million compared to $39 million in 1999, an increase of $14.7 million or 38%. Gross profit percentage increased from 22% to 24%. Gross profits in both the Well Abandonment & Decommissioning and Testing & Services Divisions improved significantly as a result of substantial improvements in equipment utilization. Gross profit from natural gas producing properties also contributed to the year-over-year improvement.

     GENERAL AND ADMINISTRATIVE EXPENSES - General and administrative expenses were $37.6 million in 2000 compared to $37.2 million in 1999. G&A expenses as a percentage of revenues decreased from 20.9% in 1999 to 16.7% in 2000. In March 1999, the Company recorded a $4.7 million special charge relating to the impairment of various plant assets predominantly in the Fluids Division.

     During the fourth quarter of 1999, the Company initiated a strategic restructuring program to refocus its efforts in the energy services business. This program concentrated the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. The Company disposed of its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company has implemented plans to exit certain product lines and businesses, which are not core to its new strategic direction. The remaining chemicals business will consist of a commodity products based operations, which significantly supports the energy service markets. The Company also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations. As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity in the restructuring during the twelve months ended December 31, 2000 (amounts in thousands).

                                                       12/31/99                   12/31/00
                                                       LIABILITY       CASH       LIABILITY
                                                       BALANCE       PAYMENTS      BALANCE
                                                       ---------    ----------    ---------
         Involuntary termination costs.............    $   1,170    $      877    $    293
         Contractual costs.........................          760             -         760
         Exit costs................................          390           273         117
                                                       ---------    ----------    --------
                                                       $   2,320    $    1,150    $  1,170
                                                       =========    ==========    ========

     Involuntary termination costs consist of severance costs associated with the termination of six management-level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business. Of the total restructuring charge at December 31, 2000, approximately $0.9 million is associated with the Fluids Division, and $0.3 million with corporate administrative activities. The majority of these costs are expected to be paid within the next 12 months and will be funded using cash flow from operations.

     INTEREST EXPENSE - Interest expense decreased during the period, compared to the prior year, due to decreased long-term debt over the past twelve months. Proceeds from the sales of a portion of the micronutrient business in 2000 and the Process Technologies business in 1999 were used to reduce long-term debt.

     OTHER INCOME - In March 1999, the Company sold its corporate headquarters building, realizing a gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building. During the second quarter of 1999, the Company sold its Process Technologies business for a $29.6 million gain.

     NET INCOME - Income before discontinued operations and the cumulative effect of accounting change was $7.7 million in 2000 and $14.3 million in 1999. Net income per diluted share before discontinued operations and the cumulative effect of accounting change was $0.57 in 2000 based on 13,616,000 average diluted shares outstanding and $1.06 in 1999 based on 13,576,000 average diluted shares outstanding.

     DISCONTINUED OPERATIONS - In conjunction with the Company's strategic restructuring program, the Company developed a plan in October 2000 to exit its micronutrients business, which produces zinc and manganese products for the agricultural markets. The plan provided for the sale of the stock of TETRA's wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company's U.S. operations. It also provided for the sale of all inventories and the sale or shutdown of the plant and equipment associated with its zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash and wrote down its investment in the remaining zinc sulfate micronutrients assets to their estimated net realizable value.

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

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES (SOP 98-5), which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions of the SOP 98-5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge for the cumulative effect of an accounting change of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999.

     Net loss for the year 2000 was $6.7 million (which includes a $14.5 million loss on the disposal of discontinued operations) compared to income of $10.2 million in the prior year. Net loss per diluted share was $0.49 in 2000 on 13,616,000 average diluted shares outstanding and net income of $0.75 in 1999 on 13,576,000 average diluted shares outstanding.

     LIQUIDITY AND CAPITAL RESOURCES

     Over the past three years, the Company has funded its operating activities from internally generated cash flow, even during periods of weak industry demand as in 1999. During this three-year period, the Company generated approximately $93 million of cash flow from operations which it used to fund the purchase of approximately $57 million of capital equipment and $14 million in acquisitions. Over the same period, total outstanding debt was reduced from $111.3 million at December 31, 1998 to $41.9 million at December 31, 2001. This reduction of $69.4 million was funded through cash generated from operations and cash generated from the restructuring of the Company and disposal of non-core assets. During this period, working capital increased from $60.3 million in 1999 to $64.3 million in 2000 to $69.5 million in 2001.

     OPERATING ACTIVITIES - Net cash provided by operating activities was $58.1 million in 2001 compared to $22.6 million in 2000, an increase of $35.5 million. A significant portion of this increase is due to the increased earnings reported in 2001 and an increase in year-end accruals associated with salaries and benefits, taxes and Well Abandonment & Decommissioning activities. Also contributing to the improvement was the increase in depreciation and depletion and the increase in deferred tax expense, both the results of added capital investments over the past several years. Accounts receivables increased during the year, reflecting the Company's revenue growth, although the increase was less than that of 2000 due to a substantial improvement in revenues late in 2000 compared to the same period of 1999. Inventories increased in 2001, consuming approximately $3.6 million, reflecting the weakening market conditions toward the end of 2001 in the fluids business. By comparison, inventories were reduced in 2000 due to an inventory reduction program implemented by the Company and improved market demand. Finally, the Company generated approximately $8.0 million through the liquidation of working capital associated with its discontinued micronutrients business.

     INVESTING ACTIVITIES - Capital expenditures for the year ended December 31, 2001 were $28.3 million. Approximately $4.5 million was invested in the Fluids Division for the procurement of plant production equipment and filtration and blending equipment. The Well Abandonment & Decommissioning Division invested approximately $12.6 million of cash during the year to expand and upgrade its fleet in support of its inland waters and offshore abandonment operations. The Company also invested in additional equipment to enhance its decommissioning and salvage business, which included significant refurbishment of its heavy lift barge, the Southern Hercules. Approximately $10.6 million was invested in the Testing & Services Division, a significant portion of which went to expand the production testing equipment fleet. The Company also invested additional capital in its process services operations to enhance its oily residual separation business. The remaining funds were used to support general corporate activities.

     Major investing activities of the Company in 2001 included business acquisitions totaling $7.6 million and the purchase of additional end-of-life oil and gas properties.

     During the third quarter of 2001, the Company acquired the assets of Production Well Testers, Inc. (PWT) for approximately $4.9 million in cash. PWT provides production testing services to offshore Gulf of Mexico markets as well as onshore Gulf Coast markets. The business has been integrated with TETRA's Testing & Services Division as part of its production testing operations, enhancing the Division's production testing presence in Louisiana and expanding operations into the Mississippi and Alabama markets.

     The Company acquired the assets of Lee Chemical during the fourth quarter of 2001 for approximately $2.7 million in cash. Lee is a producer and distributor of liquid calcium chloride in the U.S. West Coast markets. Also in the fourth quarter, the Company's Well Abandonment & Decommissioning Division purchased oil and gas producing properties in exchange for the assumption of approximately $4.5 million of decommissioning liabilities related to the properties and other considerations. As part of that transaction, the Company received approximately $1.7 million of cash to satisfy other working interest owners' future well abandonment obligations. This cash is reported as restricted cash on the Company's balance sheet. The oil and gas producing assets were recorded at the future estimated costs to abandon and decommission the properties.

     In the second quarter of 2000, the Company completed an asset exchange of its trucking operations for certain assets of Key Energy Services. The assets acquired included production testing equipment which complemented and expanded the Company's existing testing fleet. The Company accounted for the exchange of interest as a non-monetary transaction whereby the basis in the exchanged assets became the new basis in the assets received. No gain or loss was recognized as a result of the exchange.

     During the fourth quarter of 2000, the Company expanded its Well Abandonment & Decommissioning capacity through the acquisition of the assets of Cross Offshore Corporation, Ocean Salvage Corporation and Cross Marine LLC. The Company paid approximately $6.2 million in cash plus additional future consideration contingent upon future net earnings. The assets purchased complement the Company's current well abandonment, platform decommissioning and heavy lift operations in the Gulf Coast inland waters and offshore markets. This transaction approximately doubled the offshore rigless well abandonment packages and increased the number of inland water well abandonment packages the Company can provide. It also gave the Company heavy lift capabilities with the acquisition of the Southern Hercules, a 500 ton capacity heavy lift barge.

     Also in the fourth quarter of 2000, the Company purchased, in two separate transactions, oil and gas producing properties in exchange for the assumption of approximately $9.6 million in decommissioning liability. Oil and gas producing assets were recorded at the future estimated decommissioning costs less cash received of $1.3 million.

     FINANCING ACTIVITIES - To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, secured, prime rate/LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. In December 2001, the Company amended its line of credit to an $80 million line, that may be expanded to $110 million during the first year, at the Company's discretion. This agreement matures in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured non-recourse financing. TETRA's credit facility is subject to common financial ratio covenants. These include, among others, a funded debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum, an asset coverage ratio, and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the Company's funded debt-to-EBITDA ratio (as defined in the Credit Agreement) improves or deteriorates. The Company is not required to maintain compensating balances. The covenants also included certain restrictions on the Company for the sale of assets. As of December 31, 2001, the Company has $3.5 million in letters of credit and $41.0 million in long-term debt outstanding against an $80 million line of credit, leaving a net availability of $35.5 million, expandable to $65.5 million by December 2002. The Company believes this new credit facility will meet its foreseeable capital and working capital requirements through December 2004.

     In September 1997, the Company entered into two interest rate swap agreements, each with a nominal amount of $20 million, which were effective January 2, 1998 and expire on January 2, 2003. The interest rate swap agreements provide for the Company to pay interest at a fixed rate of approximately 6.4% (annual rate) every three months, beginning April 2, 1998 and requires the issuer to pay the Company on a floating rate based on LIBOR. The swap transactions can be canceled by the Company through payment of a cancellation fee, which is based upon prevailing market conditions and remaining life of the agreement. The estimated fair value of the swap transactions at December 31, 2001 was $1.3 million, net of taxes, below the carrying value.

     In November 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of its common stock. The Company feels that its stock is significantly undervalued in relation to its peer group, financial position and future growth prospects and, consequently, is a sound investment of its capital dollars. During the year the Company repurchased 228,400 shares of its stock at a cost of $3.9 million. Finally, the Company received $4.1 million during 2001 from the exercising of stock options by employees.

     In addition to the aforementioned revolving credit facility, the Company funds its short term liquidity requirements from cash generated by operations, as well as from other traditional financing arrangements, such as leasing with institutional leasing companies and vendor financing. The Company's debt is not currently rated and the Company's ability to access its revolving credit line is largely unaffected by fluctuations in its stock price. However, the Company must comply with certain financial ratio covenants in the credit agreement. Significant deterioration of these ratios could result in default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of the outstanding balance under the facility. The Company's ability to comply with these financial covenants centers largely upon its ability to generate adequate earnings before interest, taxes, depreciation and amortization (EBITDA). Historically, the Company's financial performance and EBITDA levels have been more than adequate to meet these covenants, and the Company expects this trend to continue. Over the past three years, the Company's EBITDA has increased from $16.4 million in 1999 to $31.9 million in 2000 and $59.3 million in 2001, with the 1999 earnings reflecting a severe downturn in the oil and gas industry. During that same period, the Company's debt decreased from over $111 million to $41.9 million. The Company believes its principal sources of liquidity, cash flow from operations, revolving credit facility and traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least December 2004.

     The table below recaps the Company's contractual cash obligations as of December 31, 2001:

                                                                        PAYMENTS DUE
                                        ----------------------------------------------------------------------------
                                          Total      2002       2003       2004       2005      2006     Thereafter
                                          -----      ----       ----       ----       ----      ----     ----------
                                                                       (In Thousands)
Long-term Debt                          $  41,000  $       -   $     -  $   41,000   $     -   $      -   $        -
Capital Lease Obligations                   1,043        494       283         217        49          -            -
Operating Leases                           17,739      4,580     4,054       2,510     1,640      1,566        3,389
Decommissioning Liability (1)              14,269      4,638     1,216       2,443     4,908      1,064            -
                                        ---------  ---------   -------  ----------   -------   --------   ----------
Total Contractual Cash Obligations      $  74,051  $   9,712   $ 5,553  $   46,170   $ 6,597   $  2,630   $    3,389
                                        =========  =========   =======  ==========   =======   ========   ==========

(1) Decommissioning liabilities must be satisfied within twelve months after an oil and gas property's lease has expired. Lease expiration occurs six months after the last producing well on the lease ceases production. The Company has estimated the timing of these payments based upon anticipated lease expiration dates, which are subject to many changing variables that can influence the ultimate timing of these cash flows.

     Other commercial commitments of the Company as of December 31, 2001 include letters of credit of $3.5 million, of which $2.1 million will expire within one year and $1.4 million within two years.

     CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In preparing the financial statements, the Company makes assumptions, estimates and judgements that affect the amounts reported. The Company periodically evaluates its estimates and judgements related to bad debts; impairments of long-lived assets, including goodwill and decommissioning liability. Note B to the Consolidated Financial Statements contains the accounting policies governing each of these matters. The Company's estimates are based on historical experience and on future expectations that are believed to be reasonable; the combination of these factors forms the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from the Company's current estimates and those differences may be material.

     Reserves for bad debts are determined on a specific identification basis when the Company believes that the required payment of specific amounts owed to it is not probable. A significant portion of the Company's revenues come from oil and gas E&P companies. This activity can be significantly affected by the level of industry capital expenditures for the exploration and production of oil and gas reserves and the plugging and decommissioning of abandoned oil and gas properties. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas products and by the energy price environment that results from supply and demand imbalances. If, due to these circumstances, the customers are unable to repay these receivables, additional allowance may be required.

     The determination of impairment on long-lived assets, including goodwill, is conducted periodically when indicators of impairment are present. If such indicators were present, the determination of the amount of impairment is based on the Company's judgements as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. The oil and gas industry is cyclical and the Company's estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have significant impact on the carrying value of these assets and, in periods of prolonged down cycles may result in impairment charges.

     The Company's decommissioning liability is recorded at the fair value cost to dismantle, relocate and dispose of the Company's offshore production platforms, gathering systems, wells and related equipment. In estimating the decommissioning liabilities, the Company performs detailed estimating procedures, analysis and engineering studies. These costs are included in the full cost pool of the oil and gas properties acquired less any cash considerations received, and are amortized on a unit-of-production basis upon the depletion of the oil and gas producing assets. The Company performs impairment tests on these full cost pool assets when indicators of impairment are present. Additionally, the Company reviews the adequacy of its decommissioning liability whenever indicators suggest that the estimated cash flows underlying the liability have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities recorded, which in turn would increase the Company's full cost pool.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to market risk exposure related to changes in interest rates on the floating rate portion of its credit facility. These instruments carry interest at an agreed-upon percentage rate spread above LIBOR. At December 31, 2001, the Company had $41.0 million outstanding under its credit facility, of which $40 million was subject to an interest rate swap and $1.0 million was subject to a floating rate based on LIBOR plus 1.25%. The interest rate swap agreements provide the Company with a 6.4% fixed interest rate which mitigates a portion of the Company's risk against increases in interest rates. Based on this balance, an immediate change of one percent in the interest rate would cause a change in interest expense of approximately $10,000 on an annual basis. The Company has no financial instruments subject to foreign currency fluctuation or commodity price risks at December 31, 2001.

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company has adopted this accounting standard, as required, on January 1, 2001.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions "Election of Directors", "Information about Continuing Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission ("Commission") pursuant to the Securities Exchange Act of 1934 as amended (the "Exchange Act") within 120 days of the end of the Company's fiscal year on December 31, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions "Director Compensation" and "Executive Compensation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2001. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company's proxy statement under the sub-heading "Management and Compensation Committee Report" and "Performance Graph" shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption "Beneficial Stock Ownership of Certain Stockholders and Management" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item as to certain business relationships and transactions with management and other related parties of the company is hereby incorporated by reference to such information appearing under the caption "Management and Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company's fiscal year on December 31, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)     List of documents filed as part of this Report

         1.     Financial Statements of the Company

                                                                                     PAGE
                                                                                     ----
               Report of Independent Auditors                                        F-1

               Consolidated Balance Sheets at December 31, 2001 and 2000             F-2

               Consolidated Statements of Operations for the years                   F-4
                      ended December 31, 2001, 2000, and 1999

               Consolidated Statements of Stockholders' Equity for the
                      years ended December 31, 2001, 2000, and 1999                  F-5

               Consolidated Statements of Cash Flows for the years
                      ended December 31, 2001, 2000, and 1999                        F-6

               Notes to Consolidated Financial Statements                            F-7

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

        3.    List of Exhibits

              3.1  (i)Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1
                      (33-33586) and incorporated herein by reference).
              3.1 (ii)Certificate of Designation of Series One Junior
                      Participating Preferred Stock of the Company dated October
                      27, 1998 (filed as an exhibit to the Company's
                      Registration Statement on Form 8-A filed on October 27,
                      1998 (the "1998 Form 8-A") and incorporated herein by
                      reference).
              3.2     Bylaws, as amended (filed as an exhibit to the Company's
                      Registration Statement on Form S-1 (33-33586) and
                      incorporated herein by reference).
              4.1     Rights Agreement dated as of October 26, 1998 between the
                      Company and Computershare Investor Services LLC (as
                      successor in interest to Harris Trust & Savings Bank), as
                      Rights Agent (filed as an exhibit to the 1998 Form 8-A and incorporated herein by reference).
              10.1    Long-term Supply Agreement with Bromine Compounds Ltd.
                      (filed as an exhibit to the Company's Form 10-K for the
                      year ended December 31, 1996 and incorporated herein by
                      reference; certain portions of this exhibit have been
                      omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).
              10.2    Agreement dated November 28, 1994 between Olin Corporation and TETRA-Chlor, Inc. (filed as an exhibit to the
                      Company's Form 10-K for the year ended December 31, 1994
                      and incorporated herein by reference; certain portions of
                      this exhibit have been omitted pursuant to a confidential
                      treatment request filed with the Securities and Exchange
                      Commission).
              10.3    Sales Agreement with Albemarle Corporation (filed as an
                      exhibit to the Company's Form 10-Q for the three months
                      ended June 30, 1997 and incorporated herein by reference;
                      certain portions of this exhibit have been omitted
                      pursuant to a confidential treatment request filed with
                      the Securities and Exchange Commission).
              10.4    1990 Stock Option Plan, as amended through January 5, 2001
                      (filed as an exhibit to the Company's Form 10-K for the
                      year ended December 31, 2000 and incorporated herein by
                      reference).
              10.5    Director Stock Option Plan (filed as an exhibit to the
                      Company's Form 10-K for the year ended December 31, 2000
                      and incorporated herein by reference).
              10.6    1998 Director Stock Option Plan (filed as an exhibit to
                      the Company's Form 10-K for the year ended December 31,
                      2000 and incorporated herein by reference).
              10.7*   Amended and Restated Credit Agreement dated as of December
                      14, 2001 with Bank of America, N.A.
              10.8*   Letter of Agreement with Gary C. Hanna, dated March, 2002
              21*     Subsidiaries of the Company
              23*     Consent of Ernst & Young, LLP

----------
* Filed with this report

(b)      Form 8-K: None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

                               TETRA TECHNOLOGIES, INC.

Date:  March 26, 2002          BY:    /s/ Geoffrey M. Hertel
                                      ------------------------------------------
                                      Geoffrey M. Hertel, President & CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                      TITLE                        DATE
        ---------                      -----                        -----

/s/J. Taft Symonds                     Chairman of              March 26, 2002
-------------------------         the Board of Directors
J. Taft Symonds

/s/Geoffrey M. Hertel            President and Director         March 26, 2002
-------------------------      (Chief Executive Officer)
Geoffrey M. Hertel

/s/Joseph M. Abell               Senior Vice President          March 26, 2002
-------------------------     (Chief Financial Officer)
Joseph M. Abell

/s/Bruce A. Cobb                Vice President, Finance         March 26, 2002
-------------------------    (Principal Accounting Officer)
Bruce A. Cobb


/s/Hoyt Ammidon, Jr.                 Director                   March 26, 2002
-------------------------
Hoyt Ammidon, Jr.


/s/Paul D. Coombs                      Director                 March 26, 2002
-------------------------       (Chief Operating Officer)
Paul D. Coombs


/s/Ralph S. Cunningham               Director                   March 26, 2002
-------------------------
Ralph S. Cunningham


/s/Tom H. Delimitros                 Director                   March 26, 2002
-------------------------
Tom H. Delimitros


/s/Allen T. Mcinnes                  Director                   March 26, 2002
-------------------------
Allen T. McInnes


/s/Kenneth P. Mitchell               Director                   March 26, 2002
-------------------------
Kenneth P. Mitchell

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
TETRA Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                ERNST & YOUNG LLP

Houston, Texas
February 20, 2002

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,
                                                                    --------------------------------
                                                                         2001              2000
                                                                    ---------------     ------------
ASSETS
Current Assets:
     Cash and cash equivalents                                      $        13,115     $      6,594
     Restricted cash                                                          1,726                -
     Trade accounts receivable, net of allowances for doubtful
       accounts of $1,768 in 2001 and $930 in 2000                           72,688           63,730
     Inventories                                                             37,969           34,141
     Deferred tax assets                                                      5,846            9,828
     Prepaid expenses and other current assets                                5,003            3,791
                                                                    ---------------     ------------
     Total current assets                                                   136,347          118,084

Property, Plants and Equipment:
     Land and building                                                       12,361            9,924
     Machinery and equipment                                                142,731          120,029
     Automobiles and trucks                                                  10,659            7,924
     Chemical plants                                                         36,120           36,223
     O&G producing assets                                                    14,399            7,475
     Construction in progress                                                11,036           10,410
                                                                    ---------------     ------------
                                                                            227,306          191,985
Less accumulated depreciation and depletion                                 (80,333)         (66,480)
                                                                    ---------------     ------------
     Net property, plant and equipment                                      146,973          125,505

Other Assets:
      Cost in excess of net assets acquired, net of accumulated
      amortization of $3,540 in 2001 and $2,967 in 2000                      19,613           20,189
      Other, net of accumulated amortization of $4,221 in 2001
      and $3,762 in 2000                                                      5,238            5,406
     Net assets of discontinued operations                                    1,638            9,756
                                                                    ---------------     ------------
     Total other assets                                                      26,489           35,351
                                                                    ---------------     ------------
                                                                    $       309,809     $    278,940
                                                                    ===============     ============

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               DECEMBER 31,
                                                                    -----------------------------------
                                                                          2001             2000
                                                                          ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Trade accounts payable                                          $       35,937    $        28,082
     Accrued expenses                                                        30,526             18,754
     Current portions of all long-term debt and capital lease
       obligations                                                              428              6,955
                                                                     --------------    ---------------
          Total current liabilities                                          66,891             53,791

Long-Term debt, less current portion                                         41,000             50,166
Capital Lease Obligations, less current portion                                 473                444
Deferred Income Taxes                                                        22,732             20,966
Decommissioning liabilities                                                   9,631              7,899
Other liabilities                                                             1,432              1,920

Commitments and Contingencies

Stockholders' Equity:
     Common stock, par value $0.01 per share
     40,000,000 shares authorized, with 13,912,722 shares issued and outstanding in 2001 and 13,719,607 shares issued and
     outstanding in 2000                                                        142                138
     Additional paid-in capital                                              84,912             79,587
     Treasury stock, at cost, 322,400 shares in 2001 and
     94,000 shares in 2000                                                   (4,986)            (1,107)
     Accumulated other comprehensive income                                  (2,328)              (901)
     Retained earnings                                                       89,910             66,037
                                                                     --------------    ---------------
          Total stockholders' equity                                        167,650            143,754
                                                                     --------------    ---------------
                                                                     $      309,809    $       278,940
                                                                     ==============    ===============

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------
                                                                           2001             2000             1999
                                                                       -------------    -------------    -------------
Revenues:
  Product sales                                                        $     149,736    $     120,321    $    103,790
  Services                                                                   153,702          104,184          74,272
                                                                       -------------    -------------    -------------
          Total revenues                                                     303,438          224,505         178,062
Cost of revenues:
  Cost of product sales                                                      103,107           95,216          86,211
  Cost of services                                                           115,097           75,596          52,885
                                                                       -------------    -------------    -------------
          Total cost of revenues                                             218,204          170,812         139,096
                                                                       -------------    -------------    -------------
               Gross profit                                                   85,234           53,693          38,966

General and administrative expense                                            44,436           37,569          37,190
Special charge                                                                     -                -           4,745
Restructuring charge                                                               -                -           2,320
                                                                       -------------    -------------    -------------
          Operating income                                                    40,798           16,124          (5,289)

Gain on sale of administration building                                            -                -           6,731
Gain on sale of business                                                           -                -          29,629
Interest expense                                                              (2,491)          (4,187)         (5,238)
Interest income                                                                  402              441             371
Other income (expense)                                                          (440)              31              65
                                                                       -------------    -------------    -------------
Income before taxes, discontinued operations and cumulative effect
   of accounting change                                                       38,269           12,409          26,269
Provision for income taxes                                                    14,396            4,672          11,940
                                                                       -------------    -------------    -------------
Income before discontinued operations and cumulative effect
   of accounting change                                                       23,873            7,737          14,329

Discontinued operations:
   Income from discontinued operations, net of tax benefits of                     -
     $7 in 2000 and $2,066 in 1999                                                                 10           1,685
  Estimated loss on disposal of discontinued operations, net of
     tax benefits of $5,374 in 2000                                                -          (14,469)              -
                                                                       -------------    -------------    -------------
  Income (loss) from discontinued operations                                       -          (14,459)          1,685
                                                                       -------------    -------------    -------------
  Income (loss) before cumulative effect of accounting change                 23,873           (6,722)         16,014

  Cumulative effect of accounting change, net of tax benefit                       -                -          (5,782)
                                                                       -------------    -------------    -------------
          Net income (loss)                                            $      23,873    $      (6,722)   $     10,232
                                                                       =============    =============    =============
Net income per share before discontinued operations and
  cumulative effect of accounting change                               $        1.71    $        0.57    $       1.06
  Income (loss) per share from discontinued operations                             -                -            0.12
  Estimated loss per share on disposal of discontinued operations                  -            (1.06)              -
  Cumulative effect per share of accounting change                                 -                -           (0.43)
                                                                       -------------    -------------    -------------
Net income (loss) per share                                            $        1.71    $       (0.49)   $       0.76
                                                                       =============    =============    =============
Average shares                                                                13,995           13,616          13,524
                                                                       =============    =============    =============
Net income per diluted share before discontinued operations and
  cumulative effect of accounting change                               $        1.61    $        0.57    $       1.06
  Income (loss) per share from discontinued operations                             -                -            0.12
  Estimated loss per share on disposal of discontinued operations                  -            (1.06)              -
  Cumulative effect per share of accounting change                                 -                -           (0.43)
                                                                       -------------    -------------    -------------
Net income (loss) per diluted share                                    $        1.61    $       (0.49)   $       0.75
                                                                       =============    =============    =============
Average diluted shares                                                        14,837           13,616          13,576
                                                                       =============    =============    =============

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                              ACCUMULATED
                                                    ADDITIONAL                                   OTHER            TOTAL
                                        COMMON        PAID-IN     TREASURY     RETAINED      COMPREHENSIVE    STOCKHOLDERS'
                                          STOCK       CAPITAL       STOCK      EARNINGS         INCOME            EQUITY
                                        --------   ----------   ----------   ----------   ----------------   ---------------
Balance at December 31, 1998                 136       77,923       (1,168)      62,527                (96)         139,322

Net income for 1999                                                              10,232                              10,232


Translation adjustment                                                                                (259)            (259)
                                                                                                             --------------
  Comprehensive Income                                                                                                9,973

Exercise of common stock options                           65                                                            65

Issuance of treasury stock                                              61                                               61
                                        --------   ----------   ----------   ----------   ----------------   ---------------
Balance at December 31, 1999                 136       77,988       (1,107)      72,759               (355)         149,421

Net income for 2000                                                              (6,722)                             (6,722)

Translation adjustment                                                                                (546)            (546)
                                                                                                             ---------------
     Comprehensive income                                                                                            (7,268)

Exercise of common stock options               2        1,599                                                         1,601
                                        --------   ----------   ----------   ----------   ----------------   ---------------

Balance at December 31, 2000                 138       79,587       (1,107)      66,037               (901)         143,754

Net income for 2001                                                              23,873                              23,873

Translation adjustment                                                                                (157)            (157)
Cumulative change in the fair market
    value of derivatives                                                                            (1,270)          (1,270)
                                                                                                             --------------
    Comprehensive income                                                                                             (1,427)

Exercise of common stock options               4        4,098                                                         4,102

Purchase of treasury stock                                          (3,879)                                          (3,879)

Tax benefit upon exercise of certain
  non-qualified and incentive options                   1,227                                                         1,227
                                        --------   ----------   ----------   ----------   ----------------   ---------------

Balance at December 31, 2001            $    142   $   84,912   $   (4,986)  $   89,910   $         (2,328)  $      167,650
                                        ========   ==========   ==========   ==========   ================   ===============

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------------
                                                                               2001             2000             1999
                                                                             ----------   ----------------   --------------
Operating activities:
  Net income (loss)                                                          $   23,873   $         (6,722)  $       10,232
  Adjustments to reconcile net income to net cash provided by operating activities :
     Depreciation, depletion and amortization                                    18,565             15,265           14,205
     Provision for deferred income taxes                                          6,511              1,679            6,312
     Provision for doubtful accounts                                              1,187                655            1,366
     Amortization of gain on leaseback                                             (312)              (202)               -
     Loss from the disposal of discontinued operation, net of tax                     -             14,469                -
     Gain  on sale of property, plant and equipment                                (159)               (29)              (9)
     Restructuring charge                                                             -                  -            2,320
     Special charges                                                                  -                  -            4,745
     Gain on the sale of business                                                     -                  -          (29,629)
     Gain on the sale of the administration building                                  -                  -           (6,731)
     Cumulative effect of accounting change, net of tax                               -                  -            5,782
     Changes in operating assets and liabilities, net of assets acquired:
          Trade accounts receivable                                              (9,878)           (18,514)             748
          Costs and estimated earnings in excess of
            billings on incomplete contracts                                          -                  -             (986)
          Inventories                                                            (3,628)            10,473            2,895
          Prepaid expenses and other current assets                              (1,479)              (344)            (271)
          Trade accounts payable and accrued expenses                            14,967              3,686            1,695
          Discontinued operations - noncash charges
            and working capital changes                                           7,987              2,231           (1,309)
          Other                                                                     464                  -              483
                                                                             ----------   ----------------   --------------
          Net cash  provided  by operating activities                            58,098             22,647           11,848
                                                                             ----------   ----------------   --------------

 Investing Activities:
    Purchases of property, plant and equipment                                  (28,340)           (15,992)         (12,407)
    Business combinations, net of cash acquired                                  (7,630)            (6,587)               -
    Proceeds from sale of business                                                    -             15,414           38,825
    Change in restricted cash                                                    (1,726)             2,000           (2,000)
    Decrease (increase)  in other assets                                            144              1,261             (723)
    Investing activities of discontinued operations                                   -               (222)         (10,836)
    Proceeds from sale of property, plants and equipment                          1,416                511           10,662
                                                                             ----------   ----------------   --------------
    Net cash (used) provided by investing activities                            (36,136)          (3,615)           23,521
                                                                             ----------   ----------------   --------------

 Financing activities:
 Proceeds from long-term debt and capital lease obligations                      15,592             39,233           25,615
 Proceeds from leaseback sale                                                         -              1,074                -
 Principal payments on long-term debt and capital lease obligations             (31,256)           (58,432)         (59,670)
 Repurchase of common stock                                                      (3,879)                 -               61
 Proceeds from sale of common stock and exercised stock options                   4,102              1,599               65
                                                                             ----------   ----------------   --------------
      Net cash provided by financing activities                                 (15,441)           (16,526)         (33,929)
                                                                             ----------   ----------------   --------------
 Increase  in cash and cash equivalents                                           6,521              2,506            1,440
 Cash & cash equivalents at beginning of period                                   6,594              4,088            2,648
                                                                             ----------   ----------------   --------------
 Cash & cash equivalents at end of period                                    $   13,115   $          6,594   $        4,088
                                                                             ==========   ================   ==============

Supplemental cash flow information:
  Capital lease obligations incurred                                         $      591   $            233   $        1,179
  Capital lease obligations paid                                                    555              1,397            1,465
  Interest paid                                                                   3,161              7,163            8,358
  Taxes paid                                                                      5,631              1,389            2,600

                 See Notes to Consolidated Financial Statements

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

NOTE A -- ORGANIZATION AND OPERATIONS OF THE COMPANY

     TETRA Technologies, Inc. ("TETRA" or "the Company") is an oil and gas services company with an integrated calcium chloride and brominated products manufacturing operation that supplies feedstocks to energy markets, as well as other markets. The Company is comprised of three divisions - Fluids, Well Abandonment & Decommissioning and Testing & Services.

     The Company's Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The Division also markets the fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

     The Well Abandonment & Decommissioning Division provides a comprehensive range of services required for the abandonment of depleted oil and gas wells, and the decommissioning of platforms, pipelines and other associated equipment. The Division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in connection with its well abandonment and decommissioning business.

     The Company's Testing & Services Division provides production testing services to the Texas, Louisiana, offshore Gulf of Mexico and Latin American markets. It also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining and exploration and production operations.

     TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company's corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas. Its phone number is (281) 367-1983, and its website may be accessed at www.tetratec.com.

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

INVENTORIES

     Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

FINANCIAL INSTRUMENTS

     The fair value of the Company's financial instruments, which include cash, accounts receivables, short-term borrowings and long-term debt, approximates their carrying amounts. Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables with companies in the energy industry. The Company's policy is to evaluate, prior to shipment, each customer's financial condition and determine the amount of open credit to be extended. The Company generally requires appropriate, additional collateral as security for credit amounts in excess of approved limits. The Company's customers consist primarily of major, well-established oil and gas producers and independents.

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

         Buildings                         25 years
         Machinery and equipment           3 - 5 and 10 years
         Automobiles and trucks            4 years
         Chemical plants                   15 years

     Certain production equipment and properties are depreciated and depleted based on operating hours or units of production, subject to a minimum amount, because depreciation and depletion occur primarily through use rather than through elapsed time. Depreciation and depletion expense for the years ended December 31, 2001, 2000 and 1999 was $17.5 million, $13.5 million and $13.1 million, respectively.

     For income tax purposes, the Company provides for depreciation using accelerated methods. Interest capitalized for the years ended December 31, 2001, 2000 and 1999 was $0.5 million, $0.3 million and $0.07 million, respectively.

     The Company's Maritech Resources, Inc. subsidiary has interests in oil and gas properties that are located offshore in the Gulf of Mexico or in inland waters adjacent thereto. The Company follows the full cost method of accounting for its investment in natural gas and oil properties. Under the full cost method, all the costs associated with acquiring, developing and producing the Company's oil and gas properties are capitalized. Maritech's offshore property purchases are recorded at the value exchanged at closing combined with an estimate of its proportionate share of the decommissioning liability assumed in the purchase, based upon its working interest ownership percentage. In estimating the decommissioning liabilities associated with these offshore property acquisitions, the Company performs detailed estimating procedures, analysis and engineering studies. All capitalized costs are depleted on a unit-of-production basis based on the estimated remaining equivalent proved oil and gas reserves. Oil and gas producing assets were depleted at an average rate of $1.27 per MCF and $1.60 per MCF for the years ended December 31, 2001 and 2000, respectively. Properties are periodically assessed for impairment in value, with any impairment charged to expense.

DECOMMISSIONING LIABILITY

     The decommissioning liability recorded is the fair value cost to dismantle, relocate and dispose of the Company's offshore production platforms, gathering systems, wells and related equipment. These costs are used to value the full cost pool of the oil and gas properties and are depleted on a unit of production basis upon the depletion of the oil and gas producing assets. The Company utilizes the services of its Well Abandonment & Decommissioning group, when possible, to perform the work to satisfy these liabilities. In connection with 2000 and 2001 offshore property additions, the Company assumed net abandonment liabilities estimated at approximately $9.6 million and $4.5 million, respectively.

ADVERTISING

     The Company expenses costs of advertising as incurred. Advertising expense for continuing operations for the years ended December 31, 2001, 2000 and 1999 was $1.3 million, $3.0 million and $3.1 million, respectively.

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

LONG-LIVED ASSETS

     Impairment losses are recognized when indicators of impairment are present and the estimated undiscounted cash flows are not sufficient to recover the asset's carrying cost. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less costs to sell.

INCOME TAXES

     The Company computes income tax expense using the liability method. Under this method, deferred tax liabilities or assets are determined based on differences between financial reporting and tax bases of assets and liabilities and are then measured using tax rates and laws that are in effect at year end.

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

INCOME PER COMMON SHARE

     Basic earnings per share excludes any dilutive effects of options. Diluted earnings per share includes the dilutive effect of stock options, which is computed using the treasury stock method during the periods such options were outstanding. A reconciliation of the common shares used in the computations of income per common and common equivalent shares is presented in Note O to the Consolidated Financial Statements.

FOREIGN CURRENCY TRANSLATION

     The U.S. dollar is the designated functional currency for all of the Company's foreign operations, except for those in the United Kingdom, Norway and Brazil where the British Pound, the Norwegian Kroner and the Brazilian Real, respectively, are the functional currency. The cumulative translation effects of translating balance sheet accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of shareholders' equity.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

     Certain previously reported financial information has been reclassified to conform to the current year's presentation.

REVENUE RECOGNITION

     Revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered with appropriate provisions for uncollectable accounts. The Company recognizes oil and gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold is not significantly different from the Company's share of production.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Company manages its exposure to variable interest rate financing arrangements by entering into interest rate contracts, which provide for the Company to pay a fixed rate of interest and receive a variable rate of interest over the term of the contracts. The differential to be paid or received as a result of the changes in the prevailing interest rates are accrued and recognized as adjustments of interest expense related to the debt. The net amount receivable or payable under the interest rate contracts are included in other assets or liabilities.

START-UP COSTS

     In April 1998, the American Institute of Certified Public Accounts issued Statement of Position 98-5, REPORTING THE COSTS OF START-UP ACTIVITIES ("SOP 98-5"), which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized those costs incurred in connection with opening a new production facility. The Company adopted the provisions of the SOP 98-5 in its financial statements for the year ended December 31, 1999. The effect of adoption of SOP 98-5 was to record a charge in 1999 for the cumulative effect of an accounting change of $5.8 million ($0.43 per share), net of taxes of $3.9 million, to expense costs that had been previously capitalized prior to 1999. Had SOP 98-5 been adopted as of January 1, 1998, the reported net income and earnings per share for 1998 would not have materially changed.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations, which supersedes Accounting Principles Board
(APB) Opinion No. 16, Business Combinations. SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 will be effective for transactions, accounted for using the purchase method, that are completed after June 30, 2001.

     In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets. SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. SFAS 142 will apply to goodwill and intangible assets as of the Statement's effective date. SFAS 142 is effective for the year ended December 31, 2002. The Company believes adoption of this standard will not have a material effect on its financial position and results of operations.

     In July 2001, the FASB released SFAS No. 143, "Accounting for Asset Retirement Obligations," which is required to be adopted by the Company no later than January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. The Company currently records the retirement obligations associated with the oil and gas properties it has acquired and is currently reviewing the provisions of SFAS No. 143 to determine the Standard's impact on other operations of the Company, if any, and on its financial statements upon adoption.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for the Company beginning January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

NOTE C -- DISCONTINUED OPERATIONS

     The Company developed a plan in October 2000 to exit its micronutrients business, which produced zinc and manganese products for agricultural markets. The plan provided for the sale of the stock of TETRA's wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company's U.S. operations. It also provided for the sale of all inventories, plant and equipment associated with its U.S. zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash. Effective September 30, 2001, the Company sold the remainder of its micronutrients business, except for the Cheyenne, Wyoming facility, which was closed and held for sale at December 31, 2001.

     The Company has accounted for the micronutrients business as a discontinued operation and has restated prior period financial statements accordingly. The estimated loss on the disposal of the discontinued operations of $14.5 million (net of income tax benefit of $5.4 million) represents the estimated loss on the disposal of the assets of the micronutrients business which was recognized in 2000. The Company also made a provision of $0.2 million for expected losses during the disposition period from October 1, 2000 to September 30, 2001.

Summary operating results of discontinued operations are as follows:

                                                       2001        2000          1999
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
             Revenues...........................   $   17,268   $   30,553   $   37,239
             Income (loss) before taxes.........            -           17         (381)
             Provision for taxes................            -            7       (2,066)
             Net income (loss) from
                Discontinued operations.........   $        -   $       10   $    1,685

Assets and liabilities of the micronutrients business disposed of consist of the following at December 31:

                                                      2001         2000
                                                   ----------   ----------
                                                       (IN THOUSANDS)
             Accounts receivable................   $      773   $    5,437
             Inventory..........................          456        4,462
             Property, plant and equipment......        1,219        1,874
             Other assets.......................           23           41
                                                   ----------   ----------
                Total assets....................        2,471       11,814
             Current liabilities................          321        2,058
             Other liabilities..................          512            -
                                                   ----------   ----------
                Net assets......................   $    1,638   $    9,756
                                                   ==========   ==========

     The net assets to be disposed of are carried at their expected net realizable values and have been separately classified in the accompanying balance sheet at December 31, 2001.

     During the period from January 1, 2001 to September 30, 2001 and for the years ended December 31, 2000 and 1999, the loss from discontinued operations, net of taxes, included an allocation of interest expense of $0.4 million, $1.4 million and $2.0 million, respectively. For the period from the measurement date through the expected divestiture date, the loss from discontinued operations included an allocation of interest expense of $0.9 million. Interest expense allocated to the discontinued operations was based upon borrowings directly attributed to those operations.

NOTE D -- RESTRUCTURING AND SPECIAL CHARGES

     During the fourth quarter of 1999, the Company initiated a strategic restructuring program to refocus its efforts in the energy services business. This program concentrated the Company's efforts on developing its oil and gas services business and selling or consolidating non-core chemical operations. To achieve this strategy, the Company sold its micronutrients business, as well as several smaller chemicals-related operations. Additionally, the Company implemented plans to exit certain product lines and businesses which were not core to its new strategic direction. The remaining chemicals business is a commodity products based operation, which significantly supports the energy service markets. The Company also embarked on an aggressive program to reorganize its overhead structure to reduce costs and improve operating efficiencies in support of the energy services operations.

     As a result of this change in strategy, the Company recorded a $2.3 million, pretax, restructuring charge in the fourth quarter of 1999. The following table details the activity during the twelve months ended December 31, 2001.

                                                                          (IN THOUSANDS)
                                                        ----------------------------------------------------
                                                             DECEMBER 31, 2000         DECEMBER 31, 2001
                                                             -----------------         -----------------
                                                          CASH         LIABILITY       CASH        LIABILITY
                                                        PAYMENTS        BALANCE      PAYMENTS       BALANCE
                                                        ---------   ------------     ---------   -----------
                  Involuntary termination costs......   $     877   $        293     $     293   $         -
                  Contractual costs..................           -            760           400           360
                  Exit costs.........................         273            117           117             -
                                                        ---------   ------------     ---------   -----------
                                                        $   1,150   $      1,170     $     810   $       360
                                                        =========   ============     =========   ===========

     Involuntary termination costs consist of severance costs associated with the termination of six management-level employees associated with the Company's restructuring. Contractual costs include obligations triggered in two chemicals product lines when the Company decided to exit these businesses. The remaining exit costs are additional liabilities realized by exiting certain portions of the specialty chemicals business.

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

     Also during the first quarter of 1999, the Company recorded the impairment of other plant assets in the Fluids Division. The old calcium chloride dry plant in Lake Charles, Louisiana, was dismantled, resulting in an impairment charge of approximately $1.8 million. The assets related to the old zinc bromide production unit at the West Memphis, Arkansas, bromine plant, which had a carrying value of approximately $0.4 million, were taken out of service in the first quarter of 1999. The abandoned assets of both plant facilities were written off in the first quarter of 1999. Finally, the Company recognized the impairment of certain micronutrients' assets totaling approximately $1.1 million. These assets were deemed impaired with the acquisition of the WyZinCo Company and the CoZinCo assets and were written off during the first quarter.

NOTE E -- ACQUISITIONS AND DISPOSITIONS

     During the third quarter of 2001, the Company acquired certain assets of Production Well Testers, Inc. (PWT) for approximately $4.9 million in cash. PWT provides production testing services to offshore Gulf of Mexico markets as well as onshore gulf coast markets. The business was integrated with TETRA's Testing Division as part of its production testing operations, enhancing the Company's presence in Louisiana and expanding operations into the Mississippi and Alabama markets and the Gulf of Mexico.

     The Company acquired the assets of Lee Chemical during the fourth quarter of 2001 for approximately $2.7 million in cash. Lee is a producer and distributor of liquid calcium chloride in the West Coast markets, and was integrated into our Fluids Division. Also in the fourth quarter, the Company's Well Abandonment & Decommissioning Division purchased approximately $4.9 million of oil and gas producing properties in exchange for the assumption of the decommissioning liabilities related to the properties and other considerations. As part of that transaction, the Company received approximately $1.7 million of cash to satisfy other working interest owners' future well abandonment obligations for these properties. The oil and gas producing assets were recorded at the future estimated fair value to abandon and decommission the property.

     In the second quarter of 2000, the Company completed an asset exchange of its trucking operations for certain assets of Key Energy Services. The Company accounted for the exchange of interest as a non-monetary transaction whereby the basis in the exchanged assets became the new basis in the assets received. No gain or loss was recognized as a result of the exchange.

     During the fourth quarter of 2000, the Company expanded its Well Abandonment & Decommissioning capacity through the acquisition of the assets of Cross Offshore Corporation, Ocean Salvage Corporation and Cross Marine LLC. The Company paid approximately $6.2 million in cash plus additional future consideration contingent upon future net earnings. The assets purchased complement the Company's current well abandonment, platform decommissioning and heavy lift operations in the Gulf Coast inland waters and offshore markets. This transaction approximately doubled the offshore rigless well abandonment packages and increased the number of inland water well abandonment packages the Company can provide. It also gave the Company heavy lift capabilities with the acquisition of the Southern Hercules, a 500 ton capacity heavy lift barge.

     Also in the fourth quarter of 2000, the Company purchased in two separate transactions, oil and gas producing properties in exchange for the assumption of their decommissioning liability. The effective date of the initial transaction was June 1, 2000. Oil and gas producing assets were recorded at the future estimated decommissioning costs, less cash received of $1.3 million.

     In 1999, the Company acquired WyZinCo, Inc., CoZinCo Sales, Inc. and certain assets of CoZinCo, Inc. for approximately $11.7 million in cash and notes. The acquisition was funded primarily through the Company's credit facility. The excess of purchase price over the fair value of assets acquired was approximately $8.3 million.

     Also in 1999, the Company sold its Process Technologies business for $38.8 million. The sale, which was effective May 1, 1999, generated a pretax gain of $29.6 million. The proceeds were used to reduce long-term bank debt. This business had sales of $4.1 million in 1999, $15.6 million in 1998 and $11.4 million in 1997. The Company also sold in 1999 its corporate headquarters building, realizing a pretax gain of approximately $6.7 million. The Company subsequently signed a ten-year lease agreement for space within the building.

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

NOTE F -- LEASES

     The Company leases some of its automobiles and trucks, transportation equipment, office space, and machinery and equipment. The automobile and truck leases, which are for three and five years and expire at various dates through 2003, are classified as capital leases. The machinery and equipment leases, which vary from three to five year terms and expire at various dates through 2006, are also classified as capital leases. The office leases, which vary from one to ten year terms that expire at various dates through 2009 and are renewable for three and five year periods at similar terms, are classified as operating leases. Transportation equipment leases expire at various dates through 2007 and are classified as operating leases. The automobile and truck leases, office leases, and machinery and equipment leases require the Company to pay all maintenance and insurance costs.

     Property, plant, and equipment includes the following amounts for leases that have been capitalized:

                                                                  DECEMBER 31,
                                                                  -----------
                                                                 (IN THOUSANDS)
                                                                2001         2000
                                                                ----         ----
        Automobiles and trucks...........................    $   4,030    $    3,736
        Less accumulated amortization....................        3,140        (2,756)
                                                             ---------    ----------
                                                             $     890    $      980
                                                             =========    ==========

        Machinery and equipment..........................          100           108
        Less accumulated amortization....................          (67)          (43)
                                                             ---------    ----------
                                                             $      33    $       65
                                                             =========    ==========

     Amortization of these assets is computed using the straight-line method over the terms of the leases and is included in depreciation and amortization expense.

     Future minimum lease payments by year and in the aggregate, under capital leases and noncancellable operating leases with terms of one year or more consist of the following at December 31, 2001:

                                                              CAPITAL     OPERATING
                                                              LEASES        LEASES
                                                              ------        ------
                                                                 (IN THOUSANDS)
        2002...........................................      $     494    $    4,580
        2003...........................................            283         4,054
        2004...........................................            217         2,510
        2005...........................................             49         1,640
        2006...........................................              -         1,566
        After 2006.....................................              -         3,389
                                                             ---------    ----------
        Total minimum lease payments...................          1,043    $   17,739
        Amount representing interest...................           (142)   ==========
                                                             ---------
        Present value of net minimum lease payments....            901
        Less current portion...........................           (428)
                                                             ---------

             Total long-term portion...................      $     473
                                                             =========

     Rental expense for all operating leases was $8.1 million, $6.5 million and $5.4 million in 2001, 2000 and 1999, respectively.

NOTE G -- INCOME TAXES

     The income tax provision attributable to continuing operations for years ended December 31, 2001, 2000 and 1999 consisted of the following:

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                             (IN THOUSANDS)
                                                        2001        2000       1999
                                                        ----        ----       ----
CURRENT
   Federal...................................       $  5,234    $  1,261   $  3,967
   State.....................................            477         117        261
   Foreign...................................          2,174       1,615      1,400
                                                    --------    --------   --------
                                                       7,885       2,993      5,628

DEFERRED
   Federal...................................          5,772       1,528      5,909
   State.....................................            454         151        403
   Foreign...................................            285           -          -
                                                    --------    --------   --------
                                                       6,511       1,679      6,312

   Total tax provision.......................       $ 14,396    $  4,672   $ 11,940
                                                    ========    ========   ========

     A reconciliation of the provision for income taxes attributable to continuing operations computed by applying the federal statutory rate for the years ended December 31, 2001, 2000 and 1999 to income before income taxes and the reported income taxes is as follows:

                                                      2001        2000       1999
                                                      ----        ----       ----
                                                            (IN THOUSANDS)
Income tax provision computed at statutory
   federal income tax rates......................   $ 13,394    $  4,219   $  9,194
State income taxes (net of federal benefit)......        605         177        432
Nondeductible expenses...........................        435         372        612
Impact of international operations...............         10         304      1,290
Other............................................        (48)       (400)       412
                                                    --------    --------   --------
Total tax provision..............................   $ 14,396    $  4,672   $ 11,940
                                                    ========    ========   ========

     Income before taxes, discontinued operations and cumulative effect of accounting change includes the following components:

                                                      2001        2000       1999
                                                      ----        ----       ----
                                                             (IN THOUSANDS)
        Domestic............................        $ 32,888    $ 11,022   $ 24,983
        International.......................           5,381       1,387      1,286
                                                    --------    --------   --------
            Total  .........................        $ 38,269    $ 12,409   $ 26,269
                                                    ========    ========   ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000 are as follows:


     Deferred Tax Assets:                                         2001       2000
                                                                  ----       ----
                                                                  (IN THOUSANDS)

            Tax inventory over book......................       $  1,679   $    899
            Allowance for doubtful accounts..............            700        383
            Accruals  ...................................          7,912      5,016
            Foreign tax credit carryforward..............            492      1,131
            Restructuring charge.........................            135        386
            All other ...................................            942        730
                                                                --------   --------
                Total deferred tax assets................         11,860      8,545
            Valuation reserve............................              -       (227)
                                                                --------   --------
                Net deferred tax assets..................       $ 11,860   $  8,318
                                                                ========   ========


     Deferred Tax Liabilities:                                    2001       2000
                                                                  ----       ----
                                                                  (IN THOUSANDS)
            Excess book over tax basis in PP&E...........       $ 26,659   $ 17,129
            Goodwill amortization........................          1,534      1,979
            Accounts receivable mark-to-market...........              -        248
            All other ...................................            553        100
                                                                --------   --------
            Total deferred tax liability.................         28,746     19,456
                                                                --------   --------

            Net deferred tax liability...................       $ 16,886   $ 11,138
                                                                ========   ========

     During 2001, the Company disposed of certain assets that eliminated the need for a valuation allowance recorded as of December 31, 2000.

NOTE H  --  ACCRUED LIABILITIES

     Accrued liabilities are detailed as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                               -----------------------
                                                                    2001       2000
                                                                    ----       ----
                                                                   (IN THOUSANDS)
Commissions, royalties and rebates........................      $    173   $    743
Compensation and employee benefits........................         8,358      6,148
Interest expense payable..................................         2,457        163
Oil & Gas producing liabilities...........................         3,755        573
Other accrued liabilities.................................         4,316      2,390
Decommissioning liability.................................         4,638      1,266
Plant operating costs.....................................           410        631
Professional fees.........................................           711        766
Restructuring charges.....................................           360      1,170
Taxes payable.............................................         4,308      4,203
Transportation and distribution costs.....................         1,040        701
                                                                --------   --------
                                                                $ 30,526   $ 18,754
                                                                ========   ========

NOTE I -- LONG-TERM DEBT AND OTHER BORROWINGS

     Long-term debt consists of the following:

                                                                                            DECEMBER 31,
                                                                                            ------------
                                                                                          (IN THOUSANDS)
                                                                                          2001         2000
                                                                                          ----         ----
General purpose revolving line-of-credit for $80 million with interest at LIBOR plus 1.00% - 2.00%. Borrowings as of 12/31/01 accrued
   interest at LIBOR plus 1.25%.................................................      $   41,000   $        -
General purpose revolving line-of-credit for $100 million with interest
   at LIBOR plus 0.75 - 2.75%...................................................               -       56,700
                                                                                      ----------   ----------
                                                                                          41,000       56,700

Less current portion.............................................................              -       (6,534)
                                                                                      ----------   ----------

   Total long-term debt..........................................................     $   41,000   $   50,166
                                                                                      ==========   ==========

     Scheduled maturities for the next three years and thereafter as of December 31, 2001 are as follows (in thousands):

            2002................................................    $       -
            2003................................................            -
            2004................................................       41,000
                                                                    ---------
                                                                    $  41,000
                                                                    =========

     In December 2001, the Company amended its revolving line of credit to an $80 million line that may be expanded to $110 million during the first year, at the Company's discretion. This agreement matures in December 2004 and is secured by accounts receivable, inventories, and guarantees and pledges of stock of the Company's subsidiaries. TETRA's credit facility is subject to common financial ratio covenants. These include, among others, a debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the financial ratios improve or deteriorate. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the sale of assets. As of December 31, 2001, the Company has $3.5 million in letters of credit and $41.0 million in long-term debt outstanding against an $80 million line of credit, leaving a net availability of $35.5 million. The Company believes this new credit facility will meet all its capital and working capital requirements through December 2004.

     In September 1997, the Company entered into two interest rate swap agreements, each with a nominal amount of $20 million, which are effective January 2, 1998 and expire on January 2, 2003. The interest rate swap agreements provide for the Company to pay interest at a fixed rate of approximately 6.4% (annual rate) every three months, beginning April 2, 1998 and requires the issuer to pay the Company on a floating rate based on LIBOR. The swap transactions can be canceled by the Company through payment of a cancellation fee, which is based upon prevailing market conditions and remaining life of the agreement. The estimated fair value of the swap transactions at December 31, 2001 was $1.3 million, net of taxes, below the carrying value.

NOTE J - COMMITMENTS AND CONTINGENCIES

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

NOTE L -- STOCK OPTION PLANS

     The Company has various stock option plans which provide for the granting of options for the purchase of the Company's common stock and other performance-based awards to executive officers, key employees, non executive officers, consultants and directors of the Company. Incentive stock options can vest over a period of up to five years and are exercisable for periods up to ten years. The TETRA Technologies, Inc. 1990 Stock Option Plan (the "1990 Plan") was initially adopted in 1985 and subsequently amended to change the name and the number and type of options that could be granted as well as the time period for granting stock options.

     The Company has granted performance stock options under the 1990 Plan to certain executive officers. These granted options have an exercise price of $25.00 per share and vest in full in no less than five years, subject to earlier vesting as follows: fifty percent of each such option vests immediately if the market value per share of the Company's common stock is equal to or greater than $37.50 for a period of at least 20 consecutive trading days; and the remaining fifty percent vests immediately if the market value per share is equal to or greater than $50.00 for a period of at least 20 consecutive trading days. These options are immediately exercisable upon vesting; provided, however, that no more than 100,000 shares of Common Stock may be exercised by any individual after vesting in any 90 day period, except in the event of death, incapacity or termination of employment of the holder or the occurrence of a Corporation Change. Such options must be exercised within three years of vesting or they expire. At December 31, 2001, 950,000 shares of common stock have been reserved for grants of such performance options under the 1990 Plan, of which 175,000 were available for future grants.

     In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the "Directors' Plan"). The purpose of the Directors' Plan is to enable the Company to attract and retain qualified individuals who are not employees of the Company to serve as directors. In 1996, the Directors' Plan was amended to increase the number of shares issuable under automatic grants thereunder. In 1998, the Company adopted the TETRA Technologies, Inc. 1998 Director Stock Option Plan (the "1998 Directors' Plan"). The purpose of the 1998 Directors' Plan is to enable the Company to attract and retain qualified individuals to serve as directors of the Company and to align their interests more closely with the Company's interests. The 1998 Directors' Plan is funded with treasury stock of the Company.

     The Company also has a plan designed to award incentive stock options to non-executive employees and consultants who are key to the performance of the Company. At December 31, 2001, 750,000 shares of common stock have been registered and are reserved for grants, of which 300,000 are available for future grants.

     The following is a summary of stock option activity for the years ended December 31, 1999, 2000 and 2001:

                                                                     SHARES                  WEIGHTED AVERAGE
                                                                  UNDER OPTION                 OPTION PRICE
                                                                      (000'S)                   PER SHARE
                                                                  ------------               ----------------
        Outstanding at December 31, 1998......................        2,377                     $       14.28

            Options granted...................................          144                             10.02
            Options canceled..................................         (283)                            14.55
            Options exercised.................................          (13)                             7.59
                                                                     ------
        Outstanding at December 31, 1999......................        2,225                             13.96

            Options granted...................................          582                              8.81
            Options canceled..................................         (189)                             9.40
            Options exercised.................................         (191)                             9.99
                                                                     ------
        Outstanding at December 31, 2000......................        2,427                             13.40

            Options granted...................................          669                             21.83
            Options canceled..................................          (27)                            14.17
            Options exercised.................................         (422)                             8.82
                                                                     ------
        Outstanding at December 31, 2001......................        2,647                             16.27
                                                                     ======

(In thousands, except per share amounts)

                                                                    2001           2000              1999
                                                                    ----           ----              ----
1990 TETRA TECHNOLOGIES, INC. EMPLOYEE PLAN (AS AMENDED)
        Maximum number of shares authorized for issuance........      3,950          3,950              3,950
        Shares reserved for future grants.......................        396            740              1,030
        Shares exercisable at year end..........................        880            883                948
        Weighted average exercise price of shares
            exercisable at year end.............................  $   10.84      $   10.20       $       9.58

DIRECTOR STOCK OPTION PLANS
        Maximum number of shares authorized for issuance........        175            175                175
        Shares reserved for future grants.......................         55             79                 86
        Shares exercisable at year end..........................         54             64                 57
        Weighted average exercise price of shares
            exercisable at year end.............................  $   11.99      $    8.92       $      10.10

ALL OTHER PLANS
        Maximum number of shares authorized for issuance........        952            702                785
        Shares reserved for future grants.......................        300            317                418
        Shares exercisable at year end..........................        318            342                269
        Weighted average exercise price of shares
            exercisable at year end.............................  $   10.18      $   10.09       $      10.35

                                           OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                        ----------------------------------------------------   ----------------------------
                                       WEIGHTED AVERAGE          WEIGHTED
         RANGE OF                        REMAINING               AVERAGE                   WEIGHTED AVERAGE
       EXERCISE PRICE         SHARES   CONTRACTED LIFE        EXERCISE PRICE     SHARES     EXERCISE PRICE
     ----------------   ------------   ---------------       ---------------   ---------   ----------------
     $ 6.88 to $9.80             594               5.7             $    7.88        377           $    8.01

     $10.19 to $16.75            920               7.4                 11.51        817               11.36

     $16.88 to $25.00          1,133               7.2                 24.53         58               19.48
                        ------------                                           --------

                              2,647                7.0             $   16.27      1,252           $   10.72
                        ============                                           =========

     Assuming that TETRA had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123 and amortized the fair value to expense over the options' vesting periods, net income and earnings per share would have been as follows (in thousands except per share amounts):

                                                                         YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------
                                                                              (IN THOUSANDS)
                                                                      2001         2000           1999
                                                                    --------     ---------     ----------

       Net (loss) income - as reported............................  $ 23,873     $  (6,722)    $   10,232
       Net (loss) income - pro forma..............................    21,300        (9,022)         8,144

       Net (loss) income per share - as reported..................      1.71         (0.49)          0.75
       Net (loss) income per share - pro forma....................      1.52         (0.66)          0.60

       Net (loss) income per diluted share - as reported..........      1.61         (0.49)          0.64
       Net (loss) income per diluted share - pro forma............  $   1.44     $   (0.66)    $     0.60

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions; expected stock price volatility 47%, expected life of options 5.0 to 6.0 years, risk-free interest rate 5.0% to 6.0% and no expected dividend yield. The weighted average fair value of options granted during 2001, 2000 and 1999 was $7.81, $3.91 and $3.69 per share, respectively.

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

NOTE N -- DERIVATIVES

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying assets, liability or firm commitment being hedged through earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of the Shareholders' Equity, and then be reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings.

     The Company uses interest rate swap agreements to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company's swap agreements, in effect, provide a fixed interest rate of 6.4% on its credit facility through 2002. The nominal principle values of these agreements are substantially equal to the outstanding long-term debt balances. Differences between amount paid and amounts received under the contracts are recognized in interest expense. The Company will also hedge a portion of its gas production to decrease the volatility associated with variable market pricing.

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

     In 2001, the Company recognized a decrease in the aggregate fair market value of its swap agreements, resulting from the general decline in interest rates that occurred during the period. The decrease in the aggregate fair market value of the agreements of $1.3 million (net of an income tax benefit of $0.8 million) is reflected under the caption "accumulated other comprehensive loss" in the balance sheet.

NOTE O -- INCOME PER SHARE

     The following is a reconciliation of the common shares outstanding with the number of shares used in the computation of income per common and common equivalent share:

                                                                    YEAR ENDED DECEMBER 31,
                                                                    ----------------------
                                                                        (IN THOUSANDS)
                                                                  2001          2000         1999
                                                                  ----          ----         ----
Number of weighted average common shares outstanding ......      13,995        13,616       13,524
Assumed exercise of stock options..........................         842             -           52
                                                              ---------    ----------     --------
Average diluted shares outstanding.........................      14,837        13,616       13,576
                                                              =========    ==========     ========

NOTE P -- INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

     The Company manages its operations through three divisions: Fluids, Well Abandonment & Decommissioning and Testing & Services.

     The Company's Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The division also markets the liquid and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

     The Well Abandonment & Decommissioning Division provides a complete package of services required for the abandonment of depleted oil and gas wells and decommissioning of platforms, pipelines and other associated equipment. The division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in its well abandonment and decommissioning business.

     The Company's Testing & Services Division provides production testing services to the Texas, Louisiana and Latin American markets. It also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining and offshore exploration and production.

     The Company generally evaluates performance and allocates resources based on profit or loss from operations before income taxes and non-recurring charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the operating units. Others include corporate expenses, nonrecurring charges and elimination of intersegment revenues.

Summarized financial information concerning the business segments from continuing operations as follows:

                                                                WELL
                                                               ABANDON.        TESTING
                                                  FLUIDS       & DECOMM.      & SERVICES       OTHER        CONSOLIDATED
                                               ------------   ------------   -----------   -----------   ----------------
                                                                            (In Thousands)
2001 SEGMENT DETAIL
Revenues from external customers
     Products                                  $    125,165   $     15,722   $     8,849   $         -   $        149,736
     Services and rentals                            14,531         82,306        56,865             -            153,702
Intersegmented revenues                               1,631            492            13        (2,136)                 -
                                               ------------   ------------   -----------   -----------   ----------------
     Total revenues                                 141,327         98,520        65,727        (2,136)           303,438
                                               ============   ============   ===========   ===========   =================

Depreciation and amortization                         6,105          6,896         5,059           505             18,565
Interest expense                                          9              -             -         2,482              2,491
Income (loss) before taxes and
   discontinued operations                           21,105         16,178        18,206       (17,220)            38,269
Total assets                                        128,581         96,893        67,308        17,027(3)         309,809
Capital expenditures                                  4,539         12,575        10,587           639             28,340

2000 SEGMENT DETAIL
Revenues from external customers
     Products                                       100,632         11,740         7,949             -            120,321
     Services and rentals                            17,066         48,672        38,446             -            104,184
Intersegmented revenues                               1,173              -             -        (1,173)                 -
                                               ------------   ------------   -----------   -----------   ----------------
     Total revenues                                 118,871         60,412        46,395        (1,173)           224,505
                                               ============   ============   ===========   ===========   =================

Depreciation and amortization                         6,651          4,253         3,779           582             15,265
Interest expense                                          8              -             -         4,179              4,187
Income (loss) before taxes and
   discontinued operations                           10,233          4,565        10,166       (12,555)            12,409
Total assets                                        123,673         75,965        55,922        23,380(3)         278,940
Capital expenditures                                  4,810          2,448         8,611           123             15,992

1999 SEGMENT DETAIL
Revenues from external customers
     Products                                        89,133          4,753         9,904             -            103,790
     Services and rentals                            18,730         31,452        19,962         4,128(2)          74,272
Intersegmented revenues                               1,729              -             -        (1,729)                 -
                                               ------------   ------------   -----------   -----------   ----------------
     Total revenues                                 109,592         36,205        29,866         2,399            178,062
                                               ============   ============   ===========   ===========   =================

Depreciation and amortization                         7,088          3,093         3,261           763             14,205
Interest expense                                         12              -            35         5,191              5,238
Income (loss)  before taxes, discontinued
  operations and cumulative effect  of
  accounting change                                   7,380           (626)        2,254        17,261(1)          26,269
Total assets                                        129,878         57,700        42,792        54,140(3)         284,510
Capital expenditures                                  4,428          1,576         5,993           410             12,407

----------
(1) Includes gain on the sale of administration building of $6,731, gain on the sale of the TPT business of $29,629, special charges of $4,745 and a restructuring charge of $2,320.
(2) Revenues from the TETRA Process Technologies business, which was sold in 1999.
(3)  Includes net assets of discontinued operations.

     Summarized financial information concerning the geographic areas in which the Company operated at December 31, 2001, 2000 and 1999 are presented below:

                                                       2001            2000            1999
                                                    -----------    ------------    -------------
                                                                  (IN THOUSANDS)
Revenues from external customers:
     U.S............................                $   254,649    $    190,709    $     143,192
     Europe and Africa......................             30,619          17,813           21,011
     Other..................................             18,170          15,983           13,859
                                                    -----------    ------------    -------------
            Total...........................            303,438         224,505          178,062

Transfer between geographic areas:
     U.S.................................                   658             208              596
     Europe and Africa......................                  -               -                -
     Other..................................                  -               -                -
     Eliminations...........................               (658)           (208)            (596)
                                                    -----------    ------------    -------------
         Total Revenues.....................            303,438         224,505          178,062
                                                    ===========    ============    =============

Identifiable Assets:
     U.S.............................                   270,239         248,023          217,260
     Europe and Africa......................             27,455          17,436           18,779
     Other..................................             25,564          26,498           23,209
     Eliminations...........................            (13,449)(1)     (13,017)(1)      (25,262)(1)
                                                    -----------    ------------    -------------
         Total..............................        $   309,809    $    278,940         $284,510
                                                    ===========    ============    =============

----------

(1)  Includes net assets of discontinued operations.

     In 2001, 2000 and 1999, no customer accounted for more than 10% of consolidated revenues.

NOTE Q -- QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized quarterly financial data from continuing operations for 2001 and 2000 are as follows:

                                                                          THREE MONTHS ENDED 2001
                                                       ---------------------------------------------------------------
                                                          MARCH 31        JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                       -------------   ------------   -------------    --------------
Total Revenue                                          $      72,597   $     81,578   $      77,376    $       71,887
Gross Profit                                                  18,952         23,092          22,688            20,502
Net Income                                                     5,140          6,742           6,850             5,141

Net income per share                                   $        0.37   $       0.48   $        0.49    $         0.37
                                                       =============   ============   =============    ==============

Net income per diluted share                           $        0.35   $       0.45   $        0.46    $         0.35
                                                       =============   ============   =============    ==============

                                                                          THREE MONTHS ENDED 2000
                                                       ---------------------------------------------------------------
                                                          MARCH 31        JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                       -------------   ------------   -------------    --------------
Total Revenue                                          $      50,909   $     56,117   $      54,077    $       63,402
Gross Profit                                                  11,258         13,312          13,308            15,815
Net income before discontinued operations                        661          1,639           2,092             3,345
Income (loss) from discontinued operations,
   net of tax                                                     25             79             (94)                -
Estimated loss on disposal of discontinued
   operations, net of tax                                          -              -               -           (14,469)
                                                       -------------   ------------   -------------    --------------
Net Income (loss)                                                686          1,718           1,998           (11,124)
                                                       =============   ============   =============    ==============

Net income per share before discontinued
   operations                                          $        0.05   $       0.12           $0.15    $         0.24
Income (loss) per share from discontinued
   operations                                                      -           0.01           (0.01)                -
Estimated loss per share on disposal of
   discontinued operations                                         -              -               -             (1.05)
                                                       -------------   ------------   -------------    --------------
Net income (loss) per share                            $        0.05   $       0.13   $        0.14    $        (0.81)
                                                       =============   ============   =============    ==============

Net income per diluted share before discontinued
   operations                                          $        0.05   $       0.12   $        0.15    $         0.24
Income (loss) per share from discontinued
   operations                                                      -           0.01           (0.01)                -
Estimated loss per share on disposal of
   discontinued operations                                         -              -               -             (1.05)
                                                       -------------   ------------   -------------    --------------
Net income per diluted share                           $        0.05   $       0.13   $        0.14    $        (0.81)
                                                       =============   ============   =============    ==============

NOTE R - SHAREHOLDERS RIGHTS PLAN

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

                    TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                    ADDITIONS

                                                                        CHARGED
                                        BALANCE AT       CHARGED        TO OTHER                     BALANCE AT
                                        BEGINNING        TO COSTS       ACCOUNTS-     DEDUCTIONS         END
                                        OF PERIOD      AND EXPENSES     DESCRIBE       DESCRIBE       OF PERIOD
                                      -------------   --------------   -----------    ----------    ------------

Year ended December 31, 1999:
   Allowance for doubtful accounts    $         810   $        1,365   $       (95)(2)$     (320)(1)$      1,760
                                      =============   ==============   ===========    ==========    ============

   Inventory reserves                 $         213   $          460   $      (283)   $        -    $        390
                                      =============   ==============   ===========    ==========    ============

Year ended December 31, 2000:
   Allowance for doubtful accounts    $       1,760   $          655   $         -    $   (1,487)(1)$        928
                                      =============   ==============   ===========    ==========    ============

   Inventory reserves                 $         390   $            -   $       (57)   $        -    $        333
                                      =============   ==============   ===========    ==========    ============

Year ended December 31, 2001:
  Allowance for doubtful accounts     $         928   $        1,187   $        41    $     (388)(1)$      1,768
                                      =============   ==============   ===========    ==========    ============

  Inventory reserves                  $         333   $           31   $       698    $      (70)   $        992
                                      =============   ==============   ===========    ==========    ============

----------
(1)  Uncollectible accounts written off, net of recoveries.
(2)  Sale of business