Form 10-Q
period 2002-03-31
TETRA TECHNOLOGIES INC
filed 2002-05-15
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

Commission file number 0-18335

TETRA Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	74-2148293
(State of incorporation)	(I.R.S. Employer Identification No.)

25025 I-45 North, The Woodlands, Texas 77380
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (281) 367-1983

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:  ☒  No  ☐

As of March 31, 2002 there were 14,116,504 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

ITEM 1:  Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Revenues:
Product sales	$29,123	$39,517
Services	28,678	33,080
Total revenues	57,801	72,597

Cost of revenues:
Cost of product sales	19,344	28,332
Cost of services	22,946	25,313
Total cost of revenues	42,290	53,645
Gross profit	15,511	18,952

General and administrative expense	9,387	10,061
Operating income	6,124	8,891

Interest expense, net	663	625
Other income (expense)	385	(60)

Income before income taxes	5,846	8,206

Provision for income taxes	2,163	3,066

Net income	$3,683	$5,140

Net income per share	$0.26	$0.37
Average shares	14,117	13,934

Net income per diluted share	$0.25	$0.35
Average diluted shares	14,859	14,775

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,101	$13,115
Restricted cash	1,726	1,726
Trade accounts receivable net of allowance for doubtful accounts of $1,924 in 2002 and $1,768 in 2001	59,948	72,688
Inventories	39,485	37,969
Deferred tax assets	5,846	5,846
Prepaid expenses and other current assets	6,147	5,003
Total current assets	116,253	136,347

Property, plant and equipment:
Land and building	12,348	12,361
Machinery and equipment	144,853	142,731
Automobiles and trucks	11,197	10,659
Chemical plants	36,120	36,120
O&G producing assets	15,704	14,399
Construction in progress	10,692	11,036
	230,914	227,306
Less accumulated depreciation and amortization	(83,988)	(80,333)
Net property, plant and equipment	146,926	146,973

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $3,523 in 2002 and $3,540 in 2001	19,552	19,613
Patents, trademarks & other intangible assets, net of accumulated amortization of $4,375 in 2002 and $4,216 in 2001	2,298	2,223
Other assets	2,942	3,015
Net assets of discontinued operations	1,160	1,638
Total other assets	25,952	26,489
	$289,131	$309,809

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$26,681	$35,937
Accrued expenses	26,439	30,526
Current portions of all long-term debt and capital lease obligations	358	428
Total current liabilities	53,478	66,891

Long-term debt, less current portion	29,000	41,000
Capital lease obligations, less current portion	384	473
Deferred income taxes	22,731	22,732
Decommissioning liabilities	9,328	9,631
Other liabilities	1,054	1,432

Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 40,000,000 shares authorized, with 14,116,504 shares issued and outstanding in 2002 and 13,912,722 shares issued and outstanding in 2001	144	142

Additional paid-in capital	86,884	84,912
Treasury stock, at cost, 329,524 shares in 2002 and 322,400 shares in 2001	(5,178)	(4,986)
Accumulated other comprehensive income	(2,287)	(2,328)
Retained earnings	93,593	89,910
Total stockholders’ equity	173,156	167,650
	$289,131	$309,809

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2002	2001

Operating activities:
Net income	$3,683	$5,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,704	4,729
Provision for doubtful accounts	318	183
Gain on sale of property, plant and equipment	(88)	(29)
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	12,422	(9,459)
Inventories	(1,516)	3,136
Prepaid expenses and other current assets	(1,107)	(617)
Trade accounts payable and accrued expenses	(10,830)	11,878
Discontinued operations: working capital changes	478	182
Other	(57)	240
Net cash provided by operating activities	8,007	15,383
Investing activities:
Purchases of property, plant and equipment	(5,895)	(5,151)
Reduction of decommissioning liabilities	(2,716)	(1,146)
Decrease (increase) in other assets	(214)	(533)
Proceeds from the sale of property, plant and equipment	1,181	202
Net cash used by investing activities	(7,644)	(6,628)

Financing activities:
Proceeds from long-term debt and capital lease obligations	—	253
Principal payments on long-term debt and capital lease obligations	(12,159)	(10,776)
Proceeds from sale of common stock and exercised stock options	1,782	2,212
Net cash provided by financing activities	(10,377)	(8,311)
Increase (decrease) in cash and cash equivalents	(10,014)	444
Cash and cash equivalents at beginning of period	13,115	6,594
Cash and cash equivalents at end of period	$3,101	$7,038

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2001.

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

Interest paid on debt during the three months ended March 31, 2002 and 2001 was $740,000 and $1,052,000, respectively.

Income tax payments made during the three months ended March 31, 2002 and 2001 were $139,000 and $626,000, respectively.

Decommissioning Liabilities

Purchases of natural gas and oil properties by the Company’s subsidiary, Maritech Resources, Inc., are recorded at the value of the natural gas and oil reserves received which equals the amount of its proportionate share of the decommissioning liability assumed, less any cash received on the date of closing the purchase transaction. The amount of the liability represents Maritech’s proportionate share based on its working interest ownership percentage. The decommissioning liability is an estimate of the fair value cost to dismantle, remove and dispose of the Company’s offshore production platforms, gathering systems, wells and related equipment. Maritech utilizes the services of its affiliated well abandonment and decommissioning group, when possible, to perform the work to extinguish these liabilities. When these services are performed by the well abandonment and decommissioning group, the accounting includes the elimination of all inter-company revenues recorded. The decommissioning liability related to the specific property is reduced for all cash expenses with any remainder recorded as income in the period in which the work is completed. Maritech utilized the well abandonment and decommissioning group to perform all the decommissioning work for the periods presented. This decommissioning work resulted in reductions to the decommissioning liability of approximately $2.7 million in the first quarter of 2002, and approximately $1.1 million in the first quarter of 2001. These reductions have been reflected in the consolidated statement of cash flow for the three months ended March 31, 2002. The 2001 consolidated statement of cash flow has been restated to conform to the current year’s presentation.

NOTE B – COMMITMENTS AND CONTINGENCIES

The Company, its subsidiaries and other related companies are named as defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

NOTE C – CHANGE TO SUCCESSFUL EFFORTS

Effective January 1, 2002, the Company changed its method of accounting for activities associated with its natural gas and oil properties to the successful efforts method. Previously, the Company used the full cost method of accounting in which all the costs associated with acquiring and developing oil and gas properties were capitalized. The Company decided to make this change because the accounting under successful efforts more accurately depicts the operating profits of the well abandonment and decommissioning and the oil and gas exploitation businesses. Under the full cost method of accounting, certain circumstances would require the earnings of the well abandonment and decommissioning business to be reported as part of the Company’s oil and gas exploitation business. Additionally, the Company believes the successful efforts method of accounting is more widely accepted, is preferred by many in the financial community and represents the SEC’s preferred accounting method for such activities. Had the successful efforts method of accounting been adopted as of January 1, 2000, the reported consolidated net income and earnings per share for 2000 and 2001 would not have materially changed.

Under the successful efforts method, the costs of successful exploratory wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Other costs such as Geological and Geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed. The main difference between the two accounting methods is that under the full cost method Geological and Geophysical costs and the drilling costs of unsuccessful exploratory wells are capitalized. The other major difference is the size of the geographic area over which costs are accumulated or pooled. This area is the entire country under the full cost method, whereas it is confined to the field or geological trend under successful efforts. The Company did not incur any Geological and Geophysical costs and did not participate in the drilling of any wells in the years 2000 and 2001 and the first quarter of 2002. Under the successful efforts method, all capitalized costs are segregated and recorded by productive field and are depleted on a unit-of-production basis based on the estimated remaining equivalent proved oil and gas reserves for each field. Properties are periodically assessed for impairment in value, with any impairment charged to expense.

NOTE D – DISCONTINUED OPERATIONS

The Company developed a plan in October 2000 to exit its micronutrients business which produces zinc and manganese products for the agricultural markets. The plan provided for the sale of the stock of TETRA’s wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company’s U.S. operations. It also provided for the sale or other disposition of all inventories, plant and equipment associated with its U.S. zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash. Effective September 30, 2001, the Company sold the remainder of its micronutrients business, except for the Cheyenne, Wyoming facility, which was closed and held for sale at March 31, 2002. The Company has accounted for the micronutrients business as a discontinued operation and has restated prior period financial statements accordingly.

Summary operating results of discontinued operations are as follows:

	Three Months Ended March 31
	2002	2001
	(In Thousands)

Revenues	$138	$5,912
Income (loss) before taxes	—	—
Provision for taxes	—	—
Net Income (loss) from discontinued operations	$—	$—

The net assets to be disposed are carried at their expected net realizable values and have been separately classified in the accompanying balance sheet at March 31, 2002.

NOTE E – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31
	2002	2001

Number of weighted average common shares outstanding	14,116,504	13,933,612
Assumed exercise of stock options	742,780	841,534

Average diluted shares outstanding	14,859,284	14,775,146

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first quarter of 2002, the average market price of $22.43 was used.

NOTE F – COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the three months ended March 31, 2002 and 2001 is as follows:

	Three Months Ended March 31
	2002	2001
	(In Thousands)

Net income	$3,683	$5,140
Increase in the fair value of interest rate swap agreements, net of taxes	269	—
Decrease in the fair value of oil rate swap agreements, net of taxes	(156)	—
Foreign currency translation adjustment	(72)	354

Comprehensive income	$3,724	$5,494

NOTE G – INDUSTRY SEGMENTS

The Company manages its operations through three divisions: Fluids, Well Abandonment & Decommissioning and Testing & Services. The Company’s Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The division also markets the fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

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

The Company’s Testing & Services Division provides production testing services to the Texas, Louisiana, offshore Gulf of Mexico and Latin American markets. It also supplies the technology and services necessary for the separation of impurities from hydrocarbon streams and the processing of oily residuals for exploration, production and refining operations.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	Well Abandon. & Decomm.	Testing & Services	Other	Consolidated
	(In Thousands)
Three Months Ended March 31, 2002

Revenues from external customers
Products	$24,101	$2,789	$2,233	$—	$29,123
Services and rentals	3,004	13,645	12,029	—	28,678
Intersegmented revenues	290	54	11	(355)	—
Total revenues	27,395	16,488	14,273	(355)	57,801

Income before taxes	4,431	1,978	3,122	(3,685)	5,846

Total assets	$121,814	$94,220	$62,846	$10,251	$289,131

Three Months Ended March 31, 2001

Revenues from external customers
Products	$32,748	$4,985	$1,784	$—	$39,517
Services and rentals	3,804	16,279	12,997	—	33,080
Intersegmented revenues	314	3	—	(317)	—
Total revenues	36,866	21,267	14,781	(317)	72,597

Income before taxes (a)	4,989	3,033	4,103	(3,919)	8,206

Total assets	$122,144	$78,939	$58,927	$25,883	$285,893

(a)  Pro forma income before taxes for the three months ended March 31, 2001 excluding goodwill amortization was as follows:

	Fluids	Well Abandon. & Decomm.	Testing & Services	Other	Consolidated
	(In Thousands)

As reported	$4,989	$3,033	$4,103	$(3,919)	$8,206
Goodwill amortization	25	50	62	—	137

Pro forma – Q1, 2001	$5,014	$3,083	$4,165	$(3,919)	$8,343

NOTE H – GOODWILL AND INTANGIBLE ASSETS

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets. The statement requires the Company to discontinue the amortization of goodwill and indefinite-lived intangible assets. The statement also requires that the Company perform reviews annually, or more frequently if impairment indicators arise, for impairment of goodwill and indefinite-lived intangible assets. The Company has performed these impairment reviews on all goodwill and intangible assets and as a result has determined no material impairment exists.

Amortization expense of all definite-lived intangible assets for the three month period ended March 31, 2002 was $146,000 and is included in operating income. Estimated future annual amortization of existing definite-lived intangible assets is $581,000 for 2002, $502,000 for 2003, $442,000 for 2004, $375,000 for 2005 and $300,000 for 2006. These definite-lived intangible assets are shown separately on the balance sheet as Patents, Trademarks & Other Intangible Assets for the current period. The prior period balance sheet has been restated to conform to the current period’s presentation.

The following table is a reconciliation of previously reported profits and earnings per share for the three month period ended March 31, 2001 to the pro forma amounts, which are adjusted for the exclusion of amortization of goodwill, net of taxes.

	Profit Before Tax	Income Taxes	Net Income	Diluted Earnings Per Share

	(In Thousands, Except Per Share Amounts)

As previously reported	$8,206	$3,066	$5,140	$0.35
Goodwill amortization	137	17	120	$0.01

Pro forma – Q1 2001	$8,343	$3,083	$5,260	$0.36

NOTE I - DERIVATIVES

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

                In March, 2002 the Company entered into a hedge to offset the variability of a portion of the cash flows generated from the sale of oil by Maritech Resources, Inc. by locking in a fixed price.  The hedge agreement fixes a base price of $17.70 per barrel on approximately 92,00 barrels and runs through December 2002.  Differences between the amount paid and amounts received under this contract are recognized as revenues.

                The Company believes that its hedge agreements are "highly effective cash flow hedges", as defined by the Standards, in managing the volatility of future cash flows.  The effective portion of the derivative's gain or loss (i.e., that portion of the derivative's gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of "accumulated other comprehensive income (loss)" and will be subsequently reclassified into earnings when the hedged exposure affects earnings (i.e., when interest expense on the debt is accrued).  The "ineffective" portion of the derivative's gain or loss is recognized in earnings immediately.

                At March 31, 2002, the fair market value of the derivative instruments entered into by the Company was a negative $1.2 million, net of tax, as reflected on the balance sheet in Accumulated Other Comprehensive Income.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2002 compared with three months ended March 31, 2001.

Total revenues for the quarter ended March 31, 2002 were $57.8 million compared to $72.6 million in the prior year’s quarter, a decrease of $14.8 million or 20%. The Fluids Division revenues were $27.4 million, a decrease of $9.5 million or 26% from the prior year. This group was negatively affected by the significant drop in the U.S. Gulf of Mexico rig count but tempered this activity decline with improved wholesale pricing and a positive mix of products and services. The Well Abandonment & Decommissioning Division reported revenues of $16.5 million, down $4.8 million or 23% from the prior year. The division experienced a substantial drop in utilization of its expanded equipment and infrastructure base from the overall decline in the market. In addition, revenues of the division’s exploitation Company, Maritech Resources, Inc., declined significantly from the prior quarter due primarily to the steep drop in natural gas prices. The Testing & Services Division revenues were $14.3 million, down $0.5 million or 3% from the prior year. The natural gas rig count, the primary market driver for this division, was substantially lower than last year, but the activity decline was significantly offset by the division’s recent expansion into other geographic markets.

Gross profit margin for the quarter was $15.5 million, down $3.5 million or 18% from the prior year’s quarter of $19.0 million reflecting the overall decline in revenues. Gross profit percentage improved to 26.8% compared to 26.1%. Improved pricing in select business units and a favorable revenue mix of higher margin products and services contributed to this improvement.

General and administrative expenses were $9.4 million, down $0.7 million from the 2001 quarter of $10.1 million. Reductions in incentive compensation expenses and professional fees accounted for most of the decrease reflecting the lower operating levels.

Interest expense for the 2002 quarter was $0.7 million compared to $0.6 million in the prior year.

Net income was $3.7 million in the quarter ended March 31, 2002 compared to $5.1 million in 2001, a decrease of $1.4 million. Net income per diluted share was $0.25 in 2002 on 14,859,000 average diluted shares outstanding and $0.35 in 2001 on 14,775,000 average diluted shares outstanding.

Liquidity and Capital Resources

The Company’s investment in working capital, excluding cash, cash equivalents and restricted cash, was $57.9 million at March 31, 2002 compared to $54.6 million at December 31, 2001, an increase of $3.3 million. Accounts receivable decreased $12.4 million due primarily to the lower revenues in all three operating groups. Inventories were up $1.5 million primarily in the international fluids group as a result of delayed customer projects. Accounts payable and accrued expenses were down $13.3 million as a result of the reduced activity levels in all three groups.

To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, secured, prime rate/LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. In December 2001, the Company amended its line of credit to an $80 million line, that may be expanded to $110 million during the first year, at the Company’s discretion. This agreement matures in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured non-recourse financing. TETRA’s credit facility is subject to common financial ratio covenants. These include, among others, a funded debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum, an asset coverage ratio, and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the Company’s funded debt-to-EBITDA ratio (as defined in the Credit Agreement) improves or deteriorates. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the Company for the sale of assets. As of March 31, 2002, the Company has $2.8 million in letters of credit and $29.0 million in long-term debt outstanding, which is down $12 million from the previous quarter, against an $80 million line of credit, leaving a net availability of $48.2 million, expandable to $78.2 million by December 2002. The Company believes this new credit facility will meet its foreseeable capital and working capital requirements through December 2004.

At March 31, 2002, the fair market value of the derivative instruments entered into by the Company was a negative $1.2 million, net of tax, as reflected on the balance sheet in Accumulated Other Comprehensive Income. The Company uses interest rate swap agreements to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company also uses hedge agreements for a portion of its oil production to decrease the volatility associated with variable market pricing.

Capital expenditures during the three months ended March 31, 2002 totaled approximately $5.9 million. Significant cash purchases include the addition of well abandonment equipment and oil and gas production testing equipment as well as process services equipment. Other cash expenditures included the successful development costs of certain Maritech Resources oil and gas properties.

The Company believes its principal sources of liquidity, cash flow from operations, revolving credit facility and traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least December 2004.

Cautionary Statement for Purposes of Forward Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company’s actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled “Certain Business Risks” contained in the Company’s report on Form 10-K for the year ended December 31, 2001.

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

ITEM 6: Exhibits

(a) Exhibits: none

A statement of computation of per share earnings is included in Note E to the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into Part II of this report.

(b) Reports on Form 8-K: none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: May 14, 2002		By:	[Geoffrey M. Hertel]
Geoffrey M. Hertel
Chief Executive Officer

Date: May 14, 2002	.	By:	[Joseph M. Abell]
Joseph M. Abell
Chief Financial Officer

Date: May 14, 2002		By:	[Ben C. Chambers]
Ben C. Chambers
Vice President – Accounting

Date: May 14, 2002		By:	[Bruce A. Cobb]
Bruce A. Cobb
Vice President – Finance