Form 10-Q
period 2002-06-30
TETRA TECHNOLOGIES INC
filed 2002-08-13
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Yes:  ☒  No  ☐

As of June 30, 2002 there were 14,251,179 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

ITEM 1:  Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales	$28,897	$43,603	$58,020	$83,120
Services	33,819	37,975	62,497	71,055
Total revenues	62,716	81,578	120,517	154,175
Cost of revenues:
Cost of product sales	17,777	29,818	37,121	58,150
Cost of services	28,654	28,668	51,600	53,981
Total cost of revenues	46,431	58,486	88,721	112,131
Gross profit	16,285	23,092	31,796	42,044

General and administrative expense	9,878	11,799	19,265	21,860
Operating income	6,407	11,293	12,531	20,184

Interest expense, net	597	371	1,260	996
Other income (expense)	(265)	(82)	120	(142)

Income before taxes	5,545	10,840	11,391	19,046

Provision for income taxes	1,916	4,098	4,079	7,164

Net income	$3,629	$6,742	$7,312	$11,882

Net income per share	$0.25	$0.48	$0.52	$0.85
Average shares	14,251	14,053	14,184	13,994

Net income per diluted share	$0.24	$0.45	$0.49	$0.80
Average diluted shares	15,093	15,018	14,977	14,897

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,493	$13,115
Restricted cash	1,740	1,726
Trade accounts receivable net of allowance for doubtful accounts of $1,887 in 2002 and $1,768 in 2001	62,527	72,688
Inventories	40,320	37,969
Deferred tax assets	5,885	5,846
Prepaid expenses and other current assets	6,846	5,003
Total current assets	122,811	136,347

Property, plant and equipment:
Land and building	12,503	12,361
Machinery and equipment	151,528	142,731
Automobiles and trucks	10,909	10,659
Chemical plants	36,120	36,120
O&G producing assets	18,276	14,399
Construction in progress	9,244	11,036
	238,580	227,306
Less acumulated depreciation and amortization	(88,735)	(80,333)
Net property, plant and equipment	149,845	146,973

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $3,523 in 2002 and $3,540 in 2001	19,552	19,613
Patents, trademarks & other intangible assets, net of accumulated amortization of $4,568 in 2002 and $4,216 in 2001	6,305	2,223
Other assets	3,390	3,015
Net assets of discontinued operations	1,058	1,638
Total other assets	30,305	26,489
	$302,961	$309,809

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$38,015	$35,937
Accrued expenses	19,583	30,526
Current portions of all long-term debt and capital lease obligations	358	428
Total current liabilities	57,956	66,891

Long-term debt, less current portion	32,000	41,000
Capital lease obligations, less current portion	287	473
Deferred income taxes	22,741	22,732
Decommissioning liabilities	10,349	9,631
Other liabilities	738	1,432
Total long-term and other liabilities	66,115	75,268
Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 40,000,000 shares authorized, with 14,251,179 shares issued and outstanding in 2002 and 13,912,722 shares issued and outstanding in 2001	146	142

Additional paid-in capital	88,268	84,912
Treasury stock, at cost, 333,375 shares in 2002 and 322,400 shares in 2001	(5,272)	(4,986)
Accumulated other comprehensive income	(1,474)	(2,328)
Retained earnings	97,222	89,910
Total stockholders’ equity	178,890	167,650
	$302,961	$309,809

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001

Operating activities:
Net income	$7,312	$11,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,030	9,479
Provision for deferred income taxes	(30)	—
Provision for doubtful accounts	511	516
Gain on sale of property, plant and equipment	(113)	(165)
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	8,738	(18,531)
Inventories	(2,170)	3,672
Prepaid expenses and other current assets	(1,591)	(879)
Trade accounts payable and accrued expenses	(4,442)	19,402
Reduction of decommissioning liabilities	(4,806)	(1,268)
Discontinued operations: working capital changes	580	3,557
Other	(119)	(156)
Net cash provided by operating activities	13,900	27,509
Investing activities:
Purchases of property, plant and equipment	(13,284)	(14,031)
Additions to Maritech decommissioning liabilities	1,312	113
Decrease (increase) in other assets	(4,830)	(1,804)
Proceeds from the sale of property, plant and equipment	1,276	1,337
Net cash used by investing activities	(15,526)	(14,385)

Financing activities:
Proceeds from long-term debt and capital lease obligations	3,000	591
Principal payments on long-term debt and capital lease obligations	(12,270)	(19,567)
Proceeds from sale of common stock and exercised stock options	3,073	3,381
Net cash provided by financing activities	(6,197)	(15,595)
Effect of exchange rate changes on cash	201	(18)
Increase (decrease) in cash and cash equivalents	(7,622)	(2,489)
Cash and cash equivalents at beginning of period	13,115	6,594
Cash and cash equivalents at end of period	$5,493	$4,105

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

Interest paid on debt during the six months ended June 30, 2002 and 2001 was $1,358,000 and $1,865,000, respectively.

Income tax payments made during the six months ended June 30, 2002 and 2001 were $1,280,000 and $1,285,000, respectively.

The Company's subsidiary, Maritech Resources, Inc., purchases natural gas and oil properties and assumes the related well abandonment and decommissioning liabilities. These transactions are usually structured so that the estimated fair market value of the natural gas and oil reserves received equals the amount of its working interest ownership percentage of the well abandonment and decommissioning liabilities assumed, net of any cash received or paid on the date of closing.

The decommissioning liability recorded on the Company's balance sheet is an estimate of the third party fair market value (including an estimated profit) to dismantle, remove and dispose of the Company's offshore production platforms, gathering systems, wells and related equipment. Whenever practical, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded inter-company revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with the specific property abandoned is reduced for all the cash expenses incurred to abandon and decommission the property. If the above-mentioned liability which is recorded at fair market value exceeded (or were less than) TETRA's out-of-pocket costs then the difference is reported as income (or loss) in the period in which the work is completed. Maritech utilized the well abandonment and decommissioning group to perform all the decommissioning work for the periods presented.

This decommissioning work resulted in reductions to the decommissioning liability of approximately $4.8 million for the six months ended June 30, 2002 and approximately $1.3 million for the six months ended June 30, 2001. These reductions have been reflected in the consolidated statement of cash flow for the six months ended June 30, 2002. The 2001 consolidated statement of cash flow has been restated to conform to the current year's presentation.

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

NOTE C – CHANGE TO SUCCESSFUL EFFORTS

Effective January 1, 2002, the Company changed its method of accounting for activities associated with its natural gas and oil properties to the successful efforts method. Previously, the Company used the full cost method of accounting in which all the costs associated with acquiring and developing oil and gas properties were capitalized. The Company decided to make this change because the accounting under successful efforts more accurately depicts the operating profits of the well abandonment and decommissioning and the oil and gas exploitation businesses. Under the full cost method of accounting, certain circumstances would require the earnings of the well abandonment and decommissioning business to be reported as part of the Company's oil and gas exploitation business. Additionally, the Company believes the successful efforts method of accounting is more widely accepted, is preferred by many in the financial community and represents the SEC's preferred accounting method for such activities. Had the successful efforts method of accounting been adopted as of January 1, 2000, the reported consolidated net income and earnings per share for 2000 and 2001 would not have materially changed.

Under the successful efforts method, the costs of successful exploratory wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Other costs such as Geological and Geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed. The main difference between the two accounting methods is that under the full cost method Geological and Geophysical costs and the drilling costs of unsuccessful exploratory wells are capitalized. The other major difference is the size of the geographic area over which costs are accumulated or pooled. This area is the entire country under the full cost method, whereas it is confined to the field or geological trend under successful efforts. The Company did not incur any Geological and Geophysical costs and did not participate in the drilling of any wells in the years 2000 and 2001, or in the six months ended June 30, 2002. Under the successful efforts method, all capitalized costs are segregated and recorded by productive field and are depleted on a unit-of-production basis based on the estimated remaining equivalent proved oil and gas reserves for each field. Properties are periodically assessed for impairment in value, with any impairment charged to expense.

NOTE D – DISCONTINUED OPERATIONS

The Company developed a plan in October 2000 to exit its micronutrients business which produces zinc and manganese products for the agricultural markets. The plan provided for the sale of the stock of TETRA's wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company's U.S. operations. It also provided for the sale or other disposition of all inventories, plant and equipment associated with its U.S. zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash. Effective September 30, 2001, the Company sold the remainder of its micronutrients business, except for the Cheyenne, Wyoming facility, which was closed and is being held for sale at June 30, 2002. The Company has accounted for the micronutrients business as a discontinued operation and has restated prior period financial statements accordingly.

Summary operating results of discontinued operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Revenues	$312	$5,173	$450	$11,085
Income (loss) before taxes	—	—	—	—
Provision for taxes	—	—	—	—
Net income (loss) from discontinued operations	$—	$—	$—	$—

The net assets to be disposed are carried at their expected net realizable values and have been separately classified in the accompanying balance sheet at June 30, 2002.

NOTE E – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Number of weighted average common shares outstanding	14,251,179	14,052,952	14,184,213	13,993,611
Assumed exercise of stock options	841,873	965,460	792,600	903,839
Average diluted shares outstanding	15,093,052	15,018,412	14,976,813	14,897,450

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first half of 2002, the average market price of $26.76 was used.

NOTE F – COMPREHENSIVE INCOME (LOSS)

Comprehensive income for the six months ended June 30, 2002 and 2001 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In Thousands)
Net income	$3,629	$6,742	$7,312	$11,882
Increase in the fair value of interest rate swap agreements, net of taxes	433	—	703	—
Decrease in the fair value of oil rate swap agreements, net of taxes	(21)	—	(178)	—
Foreign currency translation adjustment	401	178	329	532
Comprehensive income	$4,442	$6,920	$8,166	$12,414

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

The Well Abandonment & Decommissioning Division provides a complete package of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines and other associated equipment. The division services the U.S. Gulf Coast onshore and inland waters markets and the offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in connection with its well abandonment and decommissioning business.

The Company's Testing & Services Division provides production testing services to the U.S. Gulf Coast, offshore Gulf of Mexico and Latin American markets. It also supplies the technology and services necessary for the separation of impurities from hydrocarbon streams and the processing of oily residuals for exploration, production and refining operations.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes and non-recurring charges. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between operating units. "Other" includes corporate expenses, non-recurring charges and elimination of intersegment revenues.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	Well Abandon. & Decomm.	Testing & Services	Other	Consolidated
	(In Thousands)
Three Months Ended June 30, 2002

Revenues from external customers
Products	$22,134	$4,113	$2,650	$—	$28,897
Services and rentals	3,117	17,969	12,733	—	33,819
Intersegmented revenues	321	269	12	(602)	—
Total revenues	25,572	22,351	15,395	(602)	62,716

Income before taxes	3,936	1,645	3,337	(3,373)	5,545

Total assets	$123,285	$103,942	$62,382	$13,352	$302,961

Three Months Ended June 30, 2001

Revenues from external customers
Products	$36,754	$4,644	$2,205	$—	$43,603
Services and rentals	3,893	20,129	13,953	—	37,975
Intersegmented revenues	480	214	58	(752)	—
Total revenues	41,127	24,987	16,216	(752)	81,578

Income before taxes (a)	6,973	4,403	4,175	(4,711)	10,840

Total assets	$124,130	$85,147	$60,610	$21,570	$291,457

Six Months Ended June 30, 2002

Revenues from external customers
Products	$46,236	$6,902	$4,882	$—	$58,020
Services and rentals	6,121	31,614	24,762	—	62,497
Intersegmented revenues	611	323	23	(957)	—
Total revenues	52,968	38,839	29,667	(957)	120,517

Income before taxes	8,367	3,622	6,458	(7,056)	11,391

Total Assets	$123,285	$103,942	$62,382	$13,352	$302,961

Six Months Ended June 30, 2001

Revenues from external customers
Products	$69,503	$9,629	$3,988	$—	$83,120
Services and rentals	7,230	36,371	27,454	—	71,055
Intersegmented revenues	756	253	61	(1,070)	—
Total revenues	77,489	46,253	31,503	(1,070)	154,175

Income before taxes (a)	11,932	7,436	8,306	(8,628)	19,046

Total assets	$124,130	$85,147	$60,610	$21,570	$291,457

(a)  Pro forma income before taxes for the three months and six months ended June 30, 2001 excluding goodwill amortization was as follows:

	Fluids	Well Abandon. & Decomm.	Testing & Services	Other	Consolidated
	(In Thousands)
Three Months Ended June 30, 2001

As reported	$6,973	$4,403	$4,175	($4,711)	$10,840
Goodwill amortization	29	52	63	—	144
Pro forma - Q2, 2001	$7,002	$4,455	$4,238	($4,711)	$10,984

Six Months Ended June 30, 2001

As reported	$11,932	$7,436	$8,306	($8,628)	$19,046
Goodwill amortization	54	102	125	—	281
Pro forma - six months ended June 30	$11,986	$7,538	$8,431	($8,628)	$19,327

NOTE H – GOODWILL AND INTANGIBLE ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets. The statement requires the Company to discontinue the amortization of goodwill and indefinite-lived intangible assets. The statement also requires that the Company perform reviews annually, or more frequently if impairment indicators arise, for impairment of goodwill and indefinite-lived intangible assets. The Company has performed these impairment reviews on all goodwill and intangible assets and, as a result, has determined no material impairment exists. Goodwill amounts as of June 30, 2002 by reportable segment are as follows: Fluids - $4.1 million; Well Abandonment & Decommissioning - $6.8 million; Testing & Services - $8.7 million.

Amortization expense for the three-month period ended June 30, 2002 of all definite-lived intangible assets was $193,000 and was $339,000 for the six months ended June 30, 2002. The amortization expense is included in operating income. Estimated future annual amortization of existing definite-lived intangible assets is $428,000 for 2002, $782,000 for 2003, $722,000 for 2004, $655,000 for 2005 and $580,000 for 2006. These definite-lived intangible assets are shown separately on the balance sheet as Patents, Trademarks & Other Intangible Assets for the current period. The prior period balance sheet has been restated to conform to the current period's presentation.

The following table is a reconciliation of previously reported profits and earnings per share for the three and six-month periods ended June 30, 2001 to the pro forma amounts, which are adjusted for the exclusion of amortization of goodwill, net of taxes.

	Profit Before Tax	Income Taxes	Net Income	Diluted Earnings Per Share
	(In Thousands, Except Per Share Amounts)
Three Months Ended June 30, 2001

As previously reported	$10,840	$4,098	$6,742	$0.45
Goodwill amortization	144	18	126	0.01
Pro forma	$10,984	$4,116	$6,868	$0.46

Six Months Ended June 30, 2001

As previously reported	$19,046	$7,164	$11,882	$0.80
Goodwill amortization	281	35	246	0.02
Pro forma	$19,327	$7,199	$12,128	$0.82

NOTE I - DERIVATIVES

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No. 138. These statements require the Company to recognize all derivative instruments on the balance sheet at fair value and establish criteria for designation and effectiveness of hedging relationships. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be recorded in current period earnings. It also requires that the change in the fair value of the underlying assets, liability or firm commitment being hedged also be recorded in current earnings. The net earnings impact from a fair value hedge will, therefore, be zero unless the hedged transaction has an ineffective component, which will remain in current earnings. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income (OCI), a component of the Shareholders' Equity, and then be reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument's change in fair value is immediately recognized in earnings. All of TETRA's hedges are cash flow hedges.

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

In March, 2002 the Company entered into a hedge to offset the variability of a portion of the cash flows generated from the sale of oil by Maritech Resources, Inc. by locking in a fixed price. The hedge agreement fixes a base price of $17.70 per barrel on approximately 92,000 barrels and runs through December 2002. Differences between the amount paid and amounts received under this contract are recognized as revenues.

The Company believes that its hedge agreements are "highly effective cash flow hedges," as defined by the Standards, in managing the volatility of future cash flows. The effective portion of the derivative's gain or loss (i.e., that portion of the derivative's gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of "accumulated other comprehensive income (loss)" and will be subsequently reclassified into earnings when the hedged exposure affects earnings (i.e., when interest expense on the debt is accrued). The "ineffective" portion of the derivative's gain or loss is recognized in earnings immediately.

At June 30, 2002 the Company had $0.7 million of net losses on derivative instruments recorded in accumulated other comprehensive income on the balance sheet. In accordance with SFAS 133, the Company will transfer this amount to earnings during the next six months. These losses are due to the payment of fixed interest rates in excess of the variable rates paid under the Company's current credit facility and an increase in market prices for crude oil relative to the fixed prices received under the oil hedge.

NOTE J - SUBSEQUENT EVENT

On July 18, 2002, the Company acquired the assets of Precision Well Testing Company (Precision) for $10.0 million in cash. Precision provides production testing services to offshore and onshore Gulf of Mexico markets. The business will be integrated with TETRA's Testing & Services Division as part of its production testing operations, supplementing existing operations in Louisiana and South Texas, as well as other locations outside the U.S. The acquisition was accounted for as an asset purchase.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended June 30, 2002 compared with three months ended June 30, 2001.

Total revenues for the quarter ended June 30, 2002 were $62.7 million compared to $81.6 million in the prior year's quarter, a decrease of 23%. The Fluids Division's revenues were $25.6 million, a decrease of $15.6 million or 38% from the prior year quarter. This decline reflected the lower activity levels in the Gulf of Mexico as evidenced by the 36% drop in the average Gulf of Mexico rig count from a year ago. The international fluids business was down from last year primarily from a drop in activity levels in the North Sea and Brazil as most international areas were also affected by the general market decline. The calcium chloride group of this division improved over last year with better pricing that offset the lower activity levels in the oil and gas sector. The Well Abandonment & Decommissioning Division had revenues of $22.4 million, a decrease of $2.6 million or 11% from the prior year. This group experienced a significant decline in utilization reflecting the lower spending levels in the market. Much of the decline was offset by the expansion of the rig fleet and related equipment over last year and from the addition of Maritech-owned properties that provided a steady backlog of work. The Testing & Services Division revenues were $15.4 million, down $0.8 million or 5% from the prior year. The U.S. natural gas rig count, the primary domestic market driver for this division, was down 33% from last year but this activity decline was significantly offset by the division's expansion into the offshore Gulf of Mexico sector and other geographic markets.

Gross profit margin for the quarter was $16.3 million, down $6.8 million or 29% from the prior year's quarter of $23.1 million. Gross profit percentage fell to 26.0% from 28.3% last year. Lower utilization of the Company's equipment, rig fleet and expanded infrastructure contributed to this drop but was tempered somewhat by improved prices in select business units and a favorable revenue mix of higher margin services.

General and administrative expenses were $9.9 million, down $1.9 million from last year's quarter total of $11.8 million. Reductions in incentive compensation expenses and professional services fees accounted for most of the decrease reflecting the lower operating levels from a year ago. As a percent of revenue G&A was 15.8% in 2002 versus 14.5% in the prior year.

Net interest expense for the quarter was $0.6 million compared to $0.4 million in the prior year. Other expense was $0.3 million for the quarter versus $0.1 million in the prior year primarily from an increase in foreign exchange losses.

Net income was $3.6 million in the quarter ended June 30, 2002 compared to $6.7 million in the same quarter of 2001, a decrease of $3.1 million. Net income per diluted share was $0.24 in 2002 on 15,093,000 average diluted shares outstanding and $0.45 in 2001 on 15,018,000 average diluted shares outstanding.

Six months ended June 30, 2002 compared with six months ended June 30, 2001

Revenues for the six months ended June 30, 2002 were $120.5 million compared to $154.2 million in 2001, a decrease of $33.7 million or 22%. The Fluids Division revenues were $53.0 million, a decrease of $24.5 million or 32% from the prior year. All groups in the division experienced a drop in revenues due to the activity decline in the Gulf of Mexico and international oil and gas markets. Wholesale pricing improvements in the calcium chloride business of this division helped to offset the general activity decline in the retail and services businesses. The Well Abandonment & Decommissioning Division had revenues of $38.8 million versus $46.3 million in the prior year, a decrease of $7.5 million or 16%. Utilization rates in the rig and wireline groups of this division were significantly lower than last year reflecting the reduced activity and spending levels in the market. Although the division's heavy lift vessel was in dry-dock during a portion of the period, there was an overall increase in decommissioning revenues as a result of the continued growth of the decommissioning group helping to offset some of the overall decline in activity. The Testing & Services Division revenues were $29.7 million, a decrease of $1.8 million or 6% from the prior year. Significantly lower market activity contributed to this revenue decrease as onshore and offshore natural gas drilling activity decreased dramatically. The Company's expansion of the production testing business in 2001 helped to offset the activity decline with a larger equipment fleet and greater market coverage.

Gross profit margin for the period was $31.8 million compared to $42.0 million in 2001, a decrease of $10.2 million or 24%. Gross profit percentage fell to 26.4% from 27.3% last year. Margin percentages were higher in the Fluids Division due to better wholesale pricing and a favorable mix of service revenues. The Well Abandonment & Decommissioning and & Services Divisions had lower gross profit due to the activity decline and reduced utilization rates.

General and administrative expenses for the period were $19.3 million versus $21.9 million for the same period in 2001. Reductions in incentive compensation expenses, professional fees and the general decline in business activity levels contributed to this decrease.

Net interest expense for the period was $1.3 million compared to $1.0 million for the same period in 2001. Lower interest income in 2002 contributed to offset the effect of a reduction in long-term debt balances from a year ago.

Net income was $7.3 million in the period ended June 30, 2002 compared to $11.9 million in 2001, a decrease of $4.6 million. Net income per diluted share was $0.49 in 2002 on 14,977,000 average diluted shares outstanding and $0.80 in 2001 on 14,897,000 average diluted shares outstanding.

Liquidity and Capital Resources

The Company's investment in working capital, excluding cash, cash equivalents and restricted cash, was $57.6 million at June 30, 2002 compared to $54.6 million at December 31, 2001, an increase of $3.0 million. Accounts receivable decreased $8.7 million due primarily to the lower revenues in all three operating groups. Inventories were up $2.2 million in the calcium chlorides and bromides operating units of the Fluids Division as a result of slower demand from the oil and gas sector. Accounts payable and accrued expenses were down $9.2 million primarily in the Fluids Division as a result of the reduced activity levels.

To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, secured, prime rate/LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. In December 2001, the Company amended its line of credit to an $80 million line, that may be expanded to $110 million during the first year, at the Company's discretion. This agreement matures in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured non-recourse financing. TETRA's credit facility is subject to common financial ratio covenants. These include, among others, a funded debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum, an asset coverage ratio, and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the Company's funded debt-to-EBITDA ratio (as defined in the Credit Agreement) improves or deteriorates. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the Company for the sale of assets. As of June 30, 2002, the Company has $2.8 million in letters of credit and $32.0 million in long-term debt outstanding, which is down $9 million from December 31, 2001, against an $80 million line of credit, leaving a net availability of $45.2 million, expandable to $75.2 million by December 2002. The Company believes this new credit facility will meet its foreseeable capital and working capital requirements through December 2004.

The Company uses interest rate swap agreements to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company also uses hedge agreements for a portion of its oil production to decrease the volatility associated with variable market pricing. At June 30, 2002, the Company had $0.7 million of net losses on derivative instruments recorded in accumulated other comprehensive income on the balance sheet. In accordance with SFAS 133, the Company will transfer this amount to earnings during the next six months. These losses are due to the payment of fixed interest rates in excess of the variable rates paid under the Company's current credit facility and an increase in market prices for crude oil relative to the fixed prices received under the oil hedge.

Capital expenditures during the three months ended June 30, 2002 totaled approximately $7.4 million. Significant cash purchases included the addition of well abandonment equipment and the successful development costs of certain Maritech oil and gas properties. Other cash expenditures included process services and oil and gas production testing equipment.

Other investing activities included the increase in Patents, Trademarks and Other Intangible Assets of $4.1 million primarily due to the Company entering into a long-term supply agreement on May 15, 2002, for liquid calcium chloride. This new supply agreement effectively replaces the previous liquid calcium chloride supply contract with the same supplier which was to terminate by the end of 2002. Total consideration paid was $4.2 million which is being amortized over the term of the agreement.

The Company believes its principle sources of liquidity, cash flow from operations, revolving credit facility and traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least December 2004.

Compliance Certificates

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law, requiring that the CEO and CFO of public companies certify all periodic filings that contain financial statements. Pursuant to the Act, the Company has included as Exhibits 99.1 and 99.2 such certifications by the CEO and CFO.

Cautionary Statement for Purposes of Forward Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of The Private Securities Litigation Reform Act of 1995 and are subject to the "safe harbor" provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled "Certain Business Risks" contained in the Company's report on Form 10-K for the year ended December 31, 2001.

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

ITEM 6: Exhibits

(a) Exhibits

10.9   TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan
99.1   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

TETRA Technologies, Inc.

Date: August 12, 2002		By:	[Geoffrey M. Hertel]
Geoffrey M. Hertel
Chief Executive Officer

Date: August 12, 2002	.	By:	[Joseph M. Abell]
Joseph M. Abell
Chief Financial Officer

Date: August 12, 2002		By:	[Ben C. Chambers]
Ben C. Chambers
Vice President – Accounting

Date: August 12, 2002		By:	[Bruce A. Cobb]
Bruce A. Cobb
Vice President – Finance