Form 10-Q
period 2002-09-30
TETRA TECHNOLOGIES INC
filed 2002-11-13
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Yes:  ☒  No  ☐

As of September 30, 2002 there were 14,174,854 shares of the Company’s common stock, $0.01 par value per share, issued and outstanding.

ITEM 1:  Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$30,521	$35,502	$88,541	$118,622
Services	28,180	41,874	90,677	112,929
Total revenues	58,701	77,376	179,218	231,551
Cost of revenues:
Cost of product sales	19,383	23,709	56,504	81,859
Cost of services	26,633	30,979	78,233	84,960
Total cost of revenues	46,016	54,688	134,737	166,819
Gross profit	12,685	22,688	44,481	64,732

General and administrative expense	10,803	10,885	30,068	32,745
Operating income	1,882	11,803	14,413	31,987

Interest expense, net	758	422	2,018	1,417
Other income (expense)	457	(322)	577	(464)

Income before taxes	1,581	11,059	12,972	30,106

Provision for income taxes	539	4,209	4,618	11,374

Net income	$1,042	$6,850	$8,354	$18,732

Net income per share	$0.07	$0.49	$0.59	$1.34
Average shares	14,175	14,082	14,181	14,023

Net income per diluted share	$0.07	$0.46	$0.56	$1.26
Average diluted shares	14,752	14,947	14,901	14,914

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,243	$13,115
Restricted cash	1,740	1,726
Trade accounts receivable net of allowance for doubtful accounts of $2,267 in 2002 and $1,768 in 2001	51,526	72,688
Inventories	39,470	37,969
Deferred tax assets	5,885	5,846
Prepaid expenses and other current assets	6,009	5,003
Total current assets	109,873	136,347

Property, plant and equipment:
Land and building	12,766	12,361
Machinery and equipment	157,315	142,731
Automobiles and trucks	11,366	10,659
Chemical plants	36,119	36,120
O&G producing assets	18,544	14,399
Construction in progress	8,540	11,036
	244,650	227,306
Less accumulated depreciation and amortization	(92,766)	(80,333)
Net property, plant and equipment	151,884	146,973

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $3,523 in 2002 and $3,540 in 2001	24,352	19,613
Patents, trademarks & other intangible assets, net of accumulated amortization of $4,804 in 2002 and $4,216 in 2001	6,720	2,223
Other assets	3,411	3,015
Net assets of discontinued operations	813	1,638
Total other assets	35,296	26,489
	$297,053	$309,809

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$24,222	$35,937
Accrued expenses	21,204	30,526
Current portions of all long-term debt and capital lease obligations	261	428
Total current liabilities	45,687	66,891

Long-term debt, less current portion	40,000	41,000
Capital lease obligations, less current portion	301	473
Deferred income taxes	22,741	22,732
Decommissioning liabilities	9,034	9,631
Other liabilities	705	1,432
Total long-term and other liabilities	72,781	75,268
Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 40,000,000 shares authorized, with 14,174,854 shares issued and outstanding in 2002 and 13,912,722 shares issued and outstanding in 2001	146	142

Additional paid-in capital	88,390	84,912
Treasury stock, at cost, 422,675 shares in 2002 and 322,400 shares in 2001	(7,005)	(4,986)
Accumulated other comprehensive income	(1,210)	(2,328)
Retained earnings	98,264	89,910
Total stockholders’ equity	178,585	167,650
	$297,053	$309,809

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Operating activities:
Net income	$8,354	$18,732
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,822	13,779
Provision for deferred income taxes	(30)	—
Provision for doubtful accounts	577	849
Gain on sale of property, plant and equipment	(534)	(167)
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	19,888	(19,007)
Inventories	(1,320)	(2,683)
Prepaid expenses and other current assets	(969)	(1,000)
Trade accounts payable and accrued expenses	(16,973)	24,379
Reduction of decommissioning liabilities	(5,471)	(1,272)
Discontinued operations: non cash charges and working capital changes	818	3,741
Other	(168)	(235)
Net cash provided by operating activities	19,994	37,116
Investing activities:
Purchases of property, plant and equipment	(16,466)	(21,602)
Business combinations, net of cash acquired	(11,100)	(4,930)
Additions to Maritech decommissioning liabilities	1,312	113
Decrease (increase) in other assets	(5,015)	(1,772)
Proceeds from the sale of property, plant and equipment	3,081	1,393
Net cash used by investing activities	(28,188)	(26,798)

Financing activities:
Proceeds from long-term debt and capital lease obligations	17,000	8,591
Principal payments on long-term debt and capital lease obligations	(18,353)	(26,324)
Repurchase of common stock	(1,733)	—
Proceeds from sale of common stock and exercised stock options	3,198	3,626
Net cash provided by financing activities	112	(14,107)

Effect of exchange rate changes on cash	210	9
Increase (decrease) in cash and cash equivalents	(7,872)	(3,780)
Cash and cash equivalents at beginning of period	13,115	6,594
Cash and cash equivalents at end of period	$5,243	$2,814

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

Interest paid on debt during the nine months ended September 30, 2002 and 2001 was $2,294,000 and $2,479,000, respectively.

Income tax payments made during the nine months ended September 30, 2002 and 2001 were $1,353,000 and $4,436,000, respectively.

The Company's Maritech Resources, Inc. subsidiary purchases natural gas and oil properties and assumes the related well abandonment and decommissioning liabilities. Many of the transactions have been structured so that the estimated fair market value of the natural gas and oil reserves received equals the amount of its working interest ownership of the well abandonment and decommissioning liabilities recorded, net of any cash received or paid. In addition, the Company enters into turnkey abandonment and decommissioning contracts under which abandonment and decommissioning liabilities are assumed. These agreements stipulate that the Company will be paid on a turnkey basis for future abandonment and decommissioning as the work is performed.

The decommissioning liability recorded on the Company's balance sheet is an estimate of the third party fair market value (including an estimated profit) to dismantle, remove and dispose of the Company's offshore production platforms, gathering systems, wells and related equipment. Whenever practical, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) TETRA's out-of-pocket costs then the difference is reported as income (or loss) in the period in which the work is performed.

This decommissioning work resulted in reductions to the decommissioning liability of approximately $5.5 million for the nine months ended September 30, 2002 and approximately $1.3 million for the nine months ended September 30, 2001. These reductions have been reflected in the consolidated statement of cash flow for the nine months ended September 30, 2002. The 2001 consolidated statement of cash flow has been restated to conform to the current year's presentation.

New Accounting Pronouncements

In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated With Exit or Disposal Activities," which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability occurs, and that the liability be measured initially at fair value. The liability is adjusted each reporting period for accretion, with a charge to the statement of operations. This statement replaces Emerging Issues Task Force Issue (EITF) No. 94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." The Company will apply SFAS No. 146 to exit or disposal activities initiated on or after January 1, 2003.

NOTE B – COMMITMENTS AND CONTINGENCIES

The Company, its subsidiaries and other related companies are named as defendants in numerous lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

NOTE C – ACQUISITIONS

On July 18, 2002, the Company acquired the assets of Precision Well Testing Company (Precision) for $10.0 million in cash. Precision provides production testing services to the U.S. Gulf Coast onshore and offshore Gulf of Mexico markets. The business has been integrated with TETRA's Testing & Services Division as part of its production testing operations, supplementing existing operations in Louisiana and South Texas. In addition, in September 2002, the Company acquired the assets of Bee Line Well Service, Inc., (Bee Line) for $1.1 million in cash. Bee Line provides onshore well abandonment services to the East Texas and Northern Louisiana markets. This business has been integrated into the Well Abandonment & Decommissioning Division of TETRA.

These acquisitions have been accounted for as asset purchases, with all operations included in the accompanying consolidated financial statements from the dates of acquisition. The purchase price of each acquisition has been allocated to the acquired assets and liabilities based on a determination of their fair market values. Pro forma information for these acquisitions have not been presented as such amounts are not material.

NOTE D – CHANGE TO SUCCESSFUL EFFORTS

Effective January 1, 2002, the Company changed its method of accounting for activities associated with its natural gas and oil properties to the successful efforts method. Previously, the Company used the full cost method of accounting in which all the costs associated with acquiring and developing oil and gas properties were capitalized. The Company decided to make this change because accounting under the successful efforts method more accurately depicts the operating profits of the well abandonment and decommissioning and the oil and gas exploitation businesses. Under the full cost method of accounting, certain circumstances would require the earnings of the well abandonment and decommissioning business to be reported as part of the Company's oil and gas exploitation business. Additionally, the Company believes the successful efforts method of accounting is more widely accepted, is preferred by many in the financial community and represents the SEC's preferred accounting method for such activities. Had the successful efforts method of accounting been adopted as of January 1, 2000, the reported consolidated net income and earnings per share for 2000 and 2001 would not have materially changed.

Under the successful efforts method, the costs of successful exploratory wells and leases containing productive reserves are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Other costs such as Geological and Geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed. The main difference between the two accounting methods is that, under the full cost method Geological and Geophysical costs and the drilling costs of unsuccessful exploratory wells are capitalized. The other major difference is the size of the geographic area over which costs are accumulated or pooled. This area is the entire country under the full cost method, whereas it is confined to the field or geological trend under successful efforts. Properties are assessed for impairment in value whenever indicators of impairment become evident, with any impairment charged to expense as a non-cash cost. Companies using successful efforts are exposed to the risk that the value of a particular property would have to be written down or written off in a particular quarter whereas under full cost accounting the impaired cost might be offset by higher values in other properties thus eliminating the need for a write off in the period. The Company did not incur any Geological and Geophysical costs and did not participate in the drilling of any wells in the years 2000 and 2001, or in the nine months ended September 30, 2002. Under the successful efforts method, all capitalized costs are segregated and recorded by productive field and are depleted on a unit-of-production basis based on the estimated remaining equivalent proved oil and gas reserves for each field.

NOTE E – DISCONTINUED OPERATIONS

The Company developed a plan in October 2000 to exit its micronutrients business which produces zinc and manganese products for the agricultural markets. The plan provided for the sale of the stock of TETRA's wholly owned Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., a producer and distributor of manganese sulfate, and all the manganese inventory held by the Company's U.S. operations. It also provided for the sale or other disposition of all inventories, plant and equipment associated with its U.S. zinc sulfate business. In December 2000, the Company sold all of its U.S. and foreign manganese sulfate assets for $15.4 million in cash. Effective September 30, 2001, the Company sold the remainder of its micronutrients business, except for the Cheyenne, Wyoming facility, which was closed and is being held for sale at September 30, 2002. The Company has accounted for the micronutrients business as a discontinued operation and has restated prior period financial statements accordingly.

Summary operating results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Revenues	$17	$5,164	$467	$16,249
Income (loss) before taxes	—	—	—	—
Provision for taxes	—	—	—	—
Net income (loss) from discontinued operations	$—	$—	$—	$—

The net assets to be disposed of are carried at their expected net realizable values and have been separately classified in the accompanying balance sheet at September 30, 2002.

NOTE F – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Number of weighted average common shares outstanding	14,174,854	14,081,696	14,181,060	14,023,295
Assumed exercise of stock options	576,759	865,291	719,862	890,557
Average diluted shares outstanding	14,751,613	14,946,987	14,900,922	14,913,852

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the third quarter of 2002, the average market price of $20.56 was used.

NOTE G – COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2002 and 2001 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In Thousands)
Net income	$1,042	$6,850	$8,354	$18,732
Increase (decrease) in the fair value of interest rate swap agreements, net of taxes	265	(1,133)	968	(1,133)
Increase (decrease) in the fair value of oil swap agreements, net of taxes	26	—	(152)	—
Foreign currency translation adjustment	(27)	(229)	302	303
Comprehensive income	$1,306	$5,488	$9,472	$17,902

NOTE H – INDUSTRY SEGMENTS

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

The Company's Testing & Services Division provides production testing services to the U.S. Gulf Coast, offshore Gulf of Mexico and certain Latin American markets. It also supplies the technology and services necessary for the separation of impurities from hydrocarbon streams and the processing of oily residuals for exploration, production and refining operations.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes and non-recurring charges, return on investment and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between operating units. "Other" includes corporate expenses, non-recurring charges and elimination of intersegment revenues.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	Well Abandon. & Decomm.	Testing & Services	Other	Consolidated
	(In Thousands)
Three Months Ended September 30, 2002

Revenues from external customers
Products	$22,898	$4,275	$3,348	$—	$30,521
Services and rentals	3,291	14,214	10,675	—	28,180
Intersegmented revenues	390	(15)	21	(396)	—
Total revenues	$26,579	$18,474	$14,044	($396)	$58,701

Income before taxes	3,792	566	1,029	(3,806)	1,581

Total assets	$118,318	$95,344	$70,935	$12,456	$297,053

Three Months Ended September 30, 2001

Revenues from external customers
Products	$29,087	$3,581	$2,834	$—	$35,502
Services and rentals	4,182	22,974	14,718	—	41,874
Intersegmented revenues	566	157	4	(727)	—
Total revenues	$33,835	$26,712	$17,556	($727)	$77,376

Income before taxes (a)	5,241	4,405	5,368	(3,955)	11,059

Total assets	$133,278	$86,038	$67,799	$17,834	$304,949

Nine Months Ended September 30, 2002

Revenues from external customers
Products	$69,134	$11,177	$8,230	$—	$88,541
Services and rentals	9,412	45,828	35,437	—	90,677
Intersegmented revenues	1,001	308	44	(1,353)	—
Total revenues	$79,547	$57,313	$43,711	($1,353)	$179,218

Income before taxes	12,159	4,188	7,487	(10,862)	12,972

Total assets	$118,318	$95,344	$70,935	$12,456	$297,053

Nine Months Ended September 30, 2001

Revenues from external customers
Products	$98,590	$13,210	$6,822	$—	$118,622
Services and rentals	11,412	59,345	42,172	—	112,929
Intersegmented revenues	1,322	410	65	(1,797)	—
Total revenues	$111,324	$72,965	$49,059	($1,797)	$231,551

Income before taxes (a)	17,173	11,841	13,674	(12,582)	30,106

Total assets	$133,278	$86,038	$67,799	$17,834	$304,949

(a)  Pro forma income before taxes for the three months and nine months ended September 30, 2001 excluding goodwill amortization was as follows:

	Fluids	Well Abandon. & Decomm.	Testing & Services	Other	Consolidated
	(In Thousands)
Three Months Ended September 30, 2001

As reported	$5,241	$4,405	$5,368	($3,955)	$11,059
Goodwill amortization	37	51	62	—	150
Pro forma	$5,278	$4,456	$5,430	($3,955)	$11,209

Nine Months Ended September 30, 2001

As reported	$17,173	$11,841	$13,674	($12,582)	$30,106
Goodwill amortization	91	153	187	—	431
Pro forma	$17,264	$11,994	$13,861	($12,582)	$30,537

NOTE I – GOODWILL AND INTANGIBLE ASSETS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Intangible Assets. The statement requires the Company to discontinue the amortization of goodwill and indefinite-lived intangible assets. The statement also requires that the Company perform reviews annually, or more frequently if impairment indicators arise, for impairment of goodwill and indefinite-lived intangible assets. The Company has performed these impairment reviews on all goodwill and intangible assets and, as a result, has determined no material impairment exists. Goodwill amounts as of September 30, 2002 by reportable segment are as follows: Fluids - $4.1 million; Well Abandonment & Decommissioning - $6.8 million; Testing & Services - $13.5 million.

Amortization expense of all definite-lived intangible assets was $235,000 for the three-month period ended September 30, 2002, and was $574,000 for the nine months ended September 30, 2002. The amortization expense is included in operating income. Estimated future annual amortization of existing definite-lived intangible assets is $247,000 for the remainder of 2002, $917,000 for 2003, $857,000 for 2004, $749,000 for 2005 and $615,000 for 2006. These definite-lived intangible assets are shown separately on the balance sheet as Patents, Trademarks & Other Intangible Assets for the current period. The prior period balance sheet has been restated to conform to the current period's presentation.

The following table is a reconciliation of previously reported profits and earnings per share for the three and nine-month periods ended September 30, 2001 to the pro forma amounts, which are adjusted to exclude amortization of goodwill, net of taxes.

	Profit Before Tax	Income Taxes	Net Income	Diluted Earnings Per Share
	(In Thousands, Except Per Share Amounts)
Three Months Ended September 30, 2001

As previously reported	$11,059	$4,209	$6,850	$0.46
Goodwill amortization	150	20	130	0.01
Pro forma	$11,209	$4,229	$6,980	$0.47

Nine Months Ended September 30, 2001

As previously reported	$30,106	$11,374	$18,732	$1.26
Goodwill amortization	431	56	375	0.03
Pro forma	$30,537	$11,430	$19,107	$1.29

NOTE J – DERIVATIVES

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

The Company uses interest rate swap agreements to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company's swap agreements, in effect, provide a fixed interest rate of 6.4% on its credit facility through 2002. The nominal principal values of these agreements are substantially equal to the outstanding long-term debt balances. Differences between amounts paid and amounts received under the contracts are recognized in interest expense.

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

At September 30, 2002 the Company had $0.5 million of net losses on derivative instruments recorded in accumulated other comprehensive income on the balance sheet. In accordance with SFAS 133, the Company will transfer this amount to earnings during the next three months. These losses are due to the payment of fixed interest rates in excess of the variable rates paid under the Company's current credit facility and to an increase in market prices for crude oil relative to the fixed prices received under the oil hedge.

On October 4, 2002, the Company entered into an oil hedge to fix the price at $26.17 per barrel on approximately 182,500 barrels of production. The hedge is effective November 21, 2002 and terminates on November 20, 2003. The Company believes that this agreement is a highly effective cash flow hedge subject to hedge accounting.

ITEM 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended September 30, 2002 compared with three months ended September 30, 2001.

Total revenues for the quarter ended September 30, 2002 were $58.7 million compared to $77.4 million in the prior year's quarter, a decrease of 24%. The Fluids Division's revenues were $26.6 million, a decrease of $7.3 million or 21% from the prior year's quarter. This decline reflected the lower activity levels in the U.S. as evidenced by the 31% drop in the average rig count from a year ago, a drop in well completions of 36% and significant downtime from weather related delays. The international fluids business was down significantly from last year primarily due to a drop in activity levels in the United Kingdom and Norway, as most international areas were also affected by the general market decline. The Well Abandonment & Decommissioning Division had revenues of $18.5 million, down $8.2 million or 31% from the prior year. This group experienced a significant decline in utilization due to the lower spending levels in the market, downtime related to repair of the heavy lift barge and storm-related work delays in the Gulf of Mexico and inland water areas of Louisiana. The Testing & Services Division revenues were $14.0 million, down $3.5 million or 20% from the prior year. This drop in revenue reflected a natural gas rig count that was down 29% from last year, and the offshore and onshore testing markets also suffered from the aforementioned storm delays in the Gulf. This group offset some of this decline in the third quarter with additional market share gains from the acquisition of additional offshore and land-based equipment.

Gross profit margin for the quarter was $12.7 million, down $10.0 million or 44% from the prior year's quarter of $22.7 million. Gross profit percentage fell to 21.6% from 29.3% last year. Lower overall pricing and lower utilization of the company's equipment, rig fleet and expanded infrastructure contributed to this drop.

General and administrative expenses were $10.8 million, down $0.1 million from the prior year's quarter of $10.9 million. Reductions in incentive compensation expenses and professional service fees were the primary reason for the overall drop which more than offset the higher insurance and expanded infrastructure costs versus last year. As a percent of revenue G&A was 18.4% in 2002 versus 14.1% in the prior year.

Net interest expense for the quarter was $0.8 million compared to $0.4 million in the prior year. Other income was $0.5 million for the quarter versus a net Other expense of $0.3 million in the prior year primarily from the gain on the sale of equipment in the 2002 quarter.

Net income was $1.0 million in the quarter ended September 30, 2002 compared to $6.9 million in the same quarter of 2001, a decrease of $5.9 million. Net income per diluted share was $0.07 in 2002 on 14,752,000 average diluted shares outstanding and $0.46 in 2001 on 14,947,000 average diluted shares outstanding.

Nine months ended September 30, 2002 compared with nine months ended September 30, 2001

Revenues for the nine months ended September 30, 2002 were $179.2 million compared to $231.6 million in 2001, a decrease of $52.4 million or 23%. The Fluids Division revenues were $79.5 million, a decrease of $31.8 million or 29% from the prior year. The activity decline in the Gulf of Mexico average rig count of 30% and lower well completion activity contributed to this decrease as did the significantly lower international activity, primarily in the North Sea. Wholesale pricing improved over the prior year in the calcium chloride business of this division which helped to offset the general activity decline. The Well Abandonment & Decommissioning Division had revenues of $57.3 million versus $73.0 million in the prior year, a decrease of $15.7 million or 22%. Utilization rates for the well abandonment and wireline groups of this division were significantly lower than last year reflecting the reduced activity levels caused in part by weather delays and reduced customer spending levels in this segment. The Testing & Services Division revenues were $43.7 million, a decrease of $5.3 million or 11% from the prior year. Contributing to this decrease was a decline of 29% from last year in the average gas rig count as well as significant weather-related slowdowns throughout the period. The Division expanded its production testing business with a larger equipment fleet and an increase in market share in the period which helped to offset some of the activity decline.

Gross profit margin for the period was $44.5 million compared to $64.7 million in 2001, a decrease of $20.2 million or 31%. Gross profit percentage fell to 24.8% from 28.0% last year. Although overall gross profits were lower in the Fluids Division, margin percentages were higher than the prior year due to better wholesale pricing and a more favorable mix of service revenues. The Well Abandonment & Decommissioning and Testing & Services Divisions had lower gross profit and margin percentages due to the activity decline, weather delays and overall reduced equipment utilization.

General and administrative expenses for the period were $30.1 million versus $32.7 million in 2001. Reductions in incentive compensation expenses, professional fees and the general decline in business activity levels contributed to this decrease.

Net interest expense for the period was $2.0 million compared to $1.4 million in 2001. Lower interest income and the absence of an allocation of interest charges to discontinued operations contributed to the increase in net interest expense.

Net income was $8.4 million in the period ended September 30, 2002 compared to $18.7 million in 2001, a decrease of $10.3 million. Net income per diluted share was $0.56 in 2002 on 14,901,000 average diluted shares outstanding and $1.26 in 2001 on 14,914,000 average diluted shares outstanding.

Liquidity and Capital Resources

The Company's investment in working capital, excluding cash, cash equivalents and restricted cash, was $57.2 million at September 30, 2002 compared to $54.6 million at December 31, 2001, an increase of $2.6 million. Accounts receivable decreased $21.2 million due primarily to the lower activity levels in all three operating groups. Inventories were up $1.5 million primarily in the calcium chloride and international operating units of the Fluids Division as a result of slower oil and gas drilling. Accounts payable and accrued expenses were down $21.0 million as a result of the reduced activity levels across all business groups.

To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, secured, prime rate/LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. Effective September 30, 2002, the Company amended its credit facility expanding its available line of credit to $95 million. This agreement matures in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured non-recourse financing. TETRA's credit facility is subject to common financial ratio covenants. These include, among others, a funded debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum, an asset coverage ratio, and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the Company's funded debt-to-EBITDA ratio (as defined in the Credit Agreement) improves or deteriorates. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the Company for the sale of assets. As of September 30, 2002, the Company has $3.3 million in letters of credit and $40.0 million in long-term debt outstanding against a $95 million line of credit, leaving a net availability of $51.7 million. The Company believes this new credit facility will meet its foreseeable capital and working capital requirements through December 2004.

The Company uses interest rate swap agreements to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company also uses hedge agreements for a portion of its oil production to decrease the volatility associated with variable market pricing. At September 30, 2002, the Company had $0.5 million of net losses on derivative instruments recorded in accumulated other comprehensive income on the balance sheet. In accordance with SFAS 133, the Company will transfer this amount to earnings during the next three months. These losses are due to the payment of fixed interest rates in excess of the variable rates paid under the Company's current credit facility and an increase in market prices for crude oil relative to the fixed prices received under the oil hedge.

Capital expenditures during the nine months ended September 30, 2002 totaled approximately $16.5 million. Significant cash purchases included the addition of well abandonment and decommissioning equipment and the successful development and workover costs of certain Maritech Resources' oil and gas properties. Other cash expenditures included Process Services and Production Testing equipment.

Other investing activities included the increase in Patents, Trademarks and Other Intangible Assets of $4.8 million primarily due to the Company entering into a long-term supply agreement on May 15, 2002, for liquid calcium chloride. This supply agreement effectively replaces the previous liquid calcium chloride supply contract, which was to terminate by the end of 2002, with a new contract with the same supplier. Total consideration paid was $4.2 million which is being amortized over the term of the agreement.

In addition to capital expenditures and other investing activities, in July, 2002, the Company acquired the assets of Precision Well Testing Company (Precision) for $10.0 million in cash. Precision provides production testing services to U.S. markets. In September 2002, the Company acquired the assets of Bee Line Well Services, Inc. (Bee Line) for $1.1 million in cash. Bee Line provides onshore well abandonment services to East Texas and Northern Louisiana markets. Both acquisitions were accounted for as asset purchases.

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

ITEM 4: Controls and Procedures

Compliance Certificates

On July 30, 2002, the Sarbanes-Oxley Act of 2002 was signed into law, requiring that the CEO and CFO of public companies certify all periodic filings that contain financial statements. Pursuant to the Act, the Company has included as Exhibits 99.1 and 99.2 such certifications by the CEO and CFO.

Evaluation of Disclosure Controls and Procedures

Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-14c and 15d-14c of the Exchange Act. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective. There were no significant changes in our internal controls subsequent to the evaluation.

PART II

OTHER INFORMATION

ITEM 1: Legal Proceedings

The Company, its subsidiaries and other related companies are named as defendants in numerous lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

ITEM 6: Exhibits

(a) Exhibits

99.1   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2   Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A statement of computation of per share earnings is included in Note F to the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into Part II of this report.

(b) Reports on Form 8-K: none

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: November 12, 2002		By:	[Geoffrey M. Hertel]
Geoffrey M. Hertel
Chief Executive Officer

Date: November 12, 2002	.	By:	[Joseph M. Abell]
Joseph M. Abell
Chief Financial Officer

Date: November 12, 2002		By:	[Ben C. Chambers]
Ben C. Chambers
Vice President – Accounting

Date: November 12, 2002		By:	[Bruce A. Cobb]
Bruce A. Cobb
Vice President – Finance

CERTIFICATIONS

I, Geoffrey M. Hertel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TETRA Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Geoffrey M. Hertel

Geoffrey M. Hertel

President & Chief Executive Officer

I, Joseph M. Abell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TETRA Technologies, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Joseph M. Abell

Joseph M. Abell

Sr. Vice President & Chief Financial Officer