Form 10-K
period 2002-12-31
TETRA TECHNOLOGIES INC
filed 2003-03-28
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002

or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from            to           .

Commission file number 0-18335

TETRA Technologies, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	74-2148293
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25025 I-45 North, The Woodlands, Texas 77380
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (281) 367-1983

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
(Title of Class)	(Name of Exchange on which registered)

Rights to Purchase Series One Junior Participating Preferred Stock	New York Stock Exchange
(Title of Class)	(Name of Exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [   ]

The aggregate market value of common stock held by non-affiliates of the registrant was $368,543,736 as of June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter.

Number of shares of each of the issuer's classes of common stock as of March 14, 2003 was 14,421,637 shares.

Part III information is incorporated by reference from the registrant's proxy statement for its annual meeting of stockholders to be held May 23, 2003 to be filed with the Securities and Exchange Commission within 120 days of the end of the registrant's fiscal year.

TABLE OF CONTENTS

Part I

Part II

Part III

Part IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	27

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition and other results of operations. Such statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in “Item 1. Description of Business - Certain Business Risks”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or projected.

PART I

Item 1. Business.

General

TETRA Technologies, Inc. (“TETRA” or “the Company”) is an oil and gas services company with an integrated calcium chloride and brominated products manufacturing operation that supplies feedstocks to energy markets, as well as other markets. The Company is comprised of three divisions – Fluids, Well Abandonment & Decommissioning and Testing & Services.

The Company’s Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The Division also markets the fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

The Company’s Well Abandonment & Decommissioning Division provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines and other associated equipment. The Division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in connection with its well abandonment and decommissioning business.

The Company’s Testing & Services Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico and certain Latin American markets. It also provides technology and services required for the separation and recycling of oily residuals generated from petroleum refining and exploration and production operations.

TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company’s corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas. Its phone number is 281-367-1983 and its web site is accessed at www.tetratec.com. The Company makes available, free of charge, on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after that material is electronically filed with or furnished to the SEC.

Products and Services

Fluids Division

Liquid calcium chloride, sodium bromide, calcium bromide, zinc bromide and zinc calcium bromide produced by the Fluids Division are referred to as clear brine fluids (CBFs) in the oil and gas industry. CBFs are solids-free, clear salt solutions that, like conventional drilling “muds,” have high specific gravities and are used as weighting fluids to control bottom-hole pressures during oil and gas completion and workover activities. The use of CBFs increases production by reducing the likelihood of damage to the wellbore and productive pay zone. CBFs are particularly important in offshore completion and workover operations due to the increased formation sensitivity, the significantly greater investment necessary to drill offshore, and the consequent higher cost of error. CBFs are distributed through the Company’s Fluids Division and are also sold to other companies who service customers in the oil and gas industry.

The Division provides basic and custom blended CBFs to domestic and international oil and gas well operators, based on the specific need of the customer and the proposed application of the product. The Division also provides these customers with a broad range of associated services, including on-site fluid filtration, handling and recycling, fluid engineering consultation and fluid management. The Division also repurchases used CBFs from operators and recycles and reconditions these materials. The utilization of reconditioned CBFs reduces the net cost of the CBFs to the Company’s customers and minimizes the need for disposal of used fluids. The Company recycles and reconditions the CBFs through filtration, blending and the use of proprietary chemical processes, and then markets the reconditioned CBFs.

The Division’s fluid engineering and management personnel use proprietary technology to determine the proper blend for a particular application to maximize the effectiveness and life span of the CBFs. The specific volume, density, crystallization temperature and chemical composition of the CBFs are modified by the Company to satisfy a customer's specific requirements. The Company’s filtration services use a variety of techniques and equipment for the on-site removal of particulates from CBFs so that those CBFs can be recirculated back into the well. Filtration also enables recovery of a greater percentage of used CBFs for recycling.

The PayZone® product line includes a number of specialized drill-in fluid systems, many of which are patented and all of which are designed using CBFs as their basis. These systems are used during drilling, completing, underreaming, reentry and workover operations through the sensitive pay zone of the well, to increase oil and gas recovery. The Division's Advanced Cleanup Technology (ACT) systems are designed to quickly and uniformly clean up drill-in fluids filtercake from the pay zone to increase oil and gas production.

The manufacturing group of the Fluids Division presently obtains product from nine active production facilities that manufacture liquid and dry calcium chloride, sodium bromide, calcium bromide, zinc bromide and zinc calcium bromide for distribution primarily into energy markets. Liquid and dry calcium chloride are also sold into the water treatment, industrial, cement, food processing, dust control, ice melt and consumer products markets. Liquid sodium bromide is also sold into the industrial water treatment markets, where it is used as a biocide in recirculated cooling tower waters.

Five of these facilities convert co-product hydrochloric acid from nearby sources into liquid and/or dry calcium chloride products. These operations are located near Lyondell’s Lake Charles, Louisiana TDI plant; Resolution Performance Product’s Norco, Louisiana epoxy resins plant; Honeywell’s Baton Rouge, Louisiana refrigerants plant; Vulcan’s Wichita, Kansas chlorinated solvents plant; and DuPont’s Parkersburg, West Virginia fluoromonomer plant. Some of these facilities consume feedstock acid from other sources as well. Dry calcium chloride is produced at the Company’s Lake Charles plant. With production capacity of at least 100,000 tons of dry product per year, the Lake Charles plant can produce both 80% and 97% calcium chloride products. The Company also has two solar evaporation plants located in San Bernardino County, California, which produce liquid calcium chloride from underground brine reserves to supply markets in the Western United States.

The manufacturing group manufactures and distributes calcium bromide and zinc bromide from its West Memphis, Arkansas facility. The patented and proprietary production process at this facility uses a low-cost hydrobromic acid or bromine, along with various zinc sources, to manufacture its products. This facility also uses patented and proprietary technologies to recondition and upgrade used CBFs repurchased from the Company’s customers. The group also has a facility at Dow’s Ludington, Michigan chemical plant that converts a crude bromine stream from Dow’s calcium/magnesium chemicals operation into bromine and liquid calcium bromide or liquid sodium bromide.

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

Well Abandonment & Decommissioning Division

The Well Abandonment & Decommissioning Division provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms and other associated equipment onshore and in the inland waters of Texas and Louisiana and offshore in the Gulf of Mexico. In addition, the Division provides electric wireline and drilling services and is a producer of oil and gas. The Company first entered this business in 1994 in an effort to expand the services offered to its customers and to capitalize on existing personnel, equipment and facilities along the Louisiana and Texas Gulf Coast. The business was expanded significantly in 1996 with two acquisitions that provided penetration into the Texas onshore markets and the inland waters markets of Texas and Louisiana. The Division added electric wireline services to its mix in 1997 with an additional acquisition.

The Division has service facilities located in Belle Chasse, Houma and Lafayette, Louisiana and Bryan, Kilgore, Midland and Victoria, Texas. In providing its well abandonment and decommissioning services, the Company owns and operates onshore rigs, barge-mounted rigs, a platform rig, a heavy lift barge and numerous offshore rigless packages. In addition, the Company leases various equipment from third party contractors, whenever necessary. The Division’s integrated package of services includes engineering services, project management and other operations required to plug wells, salvage tubulars and decommission wellhead equipment, pipelines and platforms. Its electric wireline operations provide pressure transient testing, reservoir evaluation, well performance evaluation, cased hole and memory production logging, perforating, bridge plug and packer service and pipe recovery to major oil and gas companies and independent operators.

In the fourth quarter of 2000, the Company increased its capacity to service its markets through the acquisition of a number of offshore rigless well abandonment packages and the heavy lift barge, the Southern Hercules. In September 2002, the Company expanded its geographic coverage in the onshore well abandonment business to Eastern Texas, Northern Louisiana and Southern Arkansas with the acquisition of the assets of Bee Line Well Service, Inc.

The Company formed Maritech Resources, Inc. in 1999 as a new component of the Well Abandonment & Decommissioning Division to own, manage and exploit producing oil and gas properties purchased in conjunction with its well abandonment business. Federal regulations generally require leasees to plug and abandon wells and decommission the platforms, pipelines and other equipment located on the lease within one year after the lease terminates. At times, the costs of abandonment and decommissioning exceed the value of the producing wells with regard to a particular lease. The Division provides oil and gas companies with alternative ways of managing their well abandonment obligations, while effectively base-loading well abandonment and decommissioning work for the Well Abandonment & Decommissioning Division. This may include purchasing an ownership interest in the properties and operating them in exchange for assuming the proportionate share of the well abandonment obligations associated with such properties. In some transactions, cash may be received or paid by the Company to balance the economics.

Testing & Services Division

The production testing group of the Testing & Services Division provides flow-back pressure and volume testing of oil and gas wells, predominantly in the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico, Mexico and Venezuela markets. The Company believes this group to be the leading provider of these services in the Western Hemisphere. These services facilitate the sophisticated evaluation techniques needed for reservoir management and optimization of well workover programs.

In 2000, the Company acquired certain assets of Southern Well Testing, Inc. and Key Energy Services, Inc., which significantly increased its equipment capacity in production testing. In September 2001, the Company expanded its testing capabilities in the offshore Gulf of Mexico market, as well as improving its onshore presence, through the acquisition of the assets of Production Well Testers. The Company continued this expansion in July 2002 with the acquisition of the assets of Precision Well Testing Company, further strengthening its presence in the offshore Gulf of Mexico and onshore areas. The Division’s Production Testing group maintains the largest fleet of high pressure production testing equipment in the South Texas area, with operations in Alice, Edinburg, Laredo and Victoria Texas. The division also has operations in Palestine, Texas; Lafayette, Louisiana; Laurel, Mississippi; Reynosa, Mexico; and Maturin, Venezuela.

The process services group of the Testing & Services Division applies a variety of technologies to separate oily residuals - mixtures of hydrocarbons, water and solids - into their components. The group provides its oil recovery and residuals separation and recycling services to the petroleum refining market, primarily in the United States. This group utilizes various liquid/solid separation technologies, including a proprietary high temperature thermal desorption and recovery technology, hydrocyclones, centrifuges and filter presses. Oil is recycled for productive use, water is recycled or disposed of and organic solids are recycled. Inorganic solids are treated to become inert, non-hazardous materials. The Division typically builds, owns and operates fixed systems that are located on its customers’ sites, providing these services under long-term contracts.

Through the Company’s international fluids operations, this Division has developed an exploration and production application for its technology. Utilizing its existing technology, the Division is able to separate and reclaim valuable oil from liquid and solid residuals generated in offshore drilling and production. This oil can be used as base oil in drilling mud or as industrial fuel. Residual water is treated and disposed of and inorganic solids are treated to become inert, nonhazardous material that can safely be sent to a landfill. The Division acquired its first international contract in 2000 and, subsequently, constructed a processing facility in Kristiansund, Norway.

Sources of Raw Materials

The Fluids Division manufactures calcium chloride, sodium bromide, calcium bromide, zinc bromide and zinc calcium bromide for distribution to its oil and gas customers. The Division also purchases calcium chloride, calcium bromide and sodium bromide from a number of domestic and foreign manufacturers, and it recycles calcium and zinc bromide CBFs repurchased from its oil and gas customers.

Some of the Division’s primary sources of raw materials are low-cost chemical co-product streams obtained from chemical manufacturers. At the Norco, Louisiana; Baton Rouge, Louisiana; Wichita, Kansas; Lake Charles, Louisiana; and Parkersburg, West Virginia calcium chloride production plants, the principal raw material is co-product hydrochloric acid produced by other chemical companies. The Company has written agreements with those chemical companies regarding the supply of hydrochloric acid or calcium chloride, but believes that there are alternative sources of supply as well. The Company produces calcium chloride at its two plants in San Bernardino County, California from underground brine reserves. These brines are deemed adequate to supply the Company’s foreseeable need for calcium chloride in that market area. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. The Company uses a proprietary process that permits the use of less expensive limestone, while maintaining end-use product quality. The Company purchases limestone from several different sources. Hydrochloric acid and limestone are in abundant supply.

To produce calcium bromide, zinc bromide and zinc calcium bromide at its West Memphis, Arkansas facility, the Company uses hydrobromic acid, bromine and various sources of zinc raw materials. The Company has one internal and several external sources of bromine and several external sources of co-product hydrobromic acid. The Company uses proprietary and patented processes that permit the use of cost-advantaged raw materials, while maintaining high product quality. There are multiple sources of zinc that the Company can use in the production of zinc bromide. The Company has an agreement with the Dow Chemical Company to purchase crude bromine to feed its bromine derivatives plant in Ludington, Michigan. This plant produces bromine for use at the West Memphis facility as well as liquid calcium bromide and sodium bromide for resale.

The Company also owns a calcium bromide manufacturing plant near Magnolia, Arkansas, that was constructed in 1985 and has a production capacity of 100 million pounds of calcium bromide per year. This plant was acquired in 1988 and is not presently in operation. The Company currently has approximately 33,000 gross acres of bromine-containing brine reserves under lease in the vicinity of this plant. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. The Company believes it has sufficient brine reserves under lease to operate a world-scale bromine facility for 25 to 30 years. Development of the brine field, construction of necessary pipelines and reconfiguration of the plant would take several years and require a substantial additional capital investment.

The Company has a long-term supply agreement with a foreign producer of calcium bromide as well. This agreement, coupled with production of bromine and sodium and calcium bromide from the Ludington, Michigan plant and calcium bromide, zinc bromide and zinc calcium bromide from the West Memphis, Arkansas facility, affords the Company additional flexibility, beyond the development of the Magnolia, Arkansas plant, for the secure supply of its required bromine derivatives.

Market Overview and Competition

Fluids Division

The Fluids Division markets and sells CBFs, drilling and completion fluids systems, and related products and services to major oil and gas exploration and production areas worldwide. Current areas of market presence include the Gulf of Mexico, the North Sea, Mexico, South America, the Far East, the Middle East and West Africa. The Division’s principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Halliburton Company, M-I L.L.C., a joint venture of Smith International Inc. and Schlumberger Limited; and BJ Services Company. This market is highly competitive and competition is based primarily on service, availability and price. Although all competitors provide fluid handling, filtration and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete successfully with all companies. Major customers of the Fluids Division include Shell Oil, ChevronTexaco, Spinnaker Exploration, Amerada Hess Corporation, BP, El Paso Corporation, Kerr-McGee Corporation, Apache Corporation, Anadarko Petroleum Corporation, Newfield Exploration Company and ConocoPhillips. The Division also sells its products through various distributors worldwide.

The Company's liquid and dry calcium chloride products have a wide range of uses outside the energy industry. Because of this, the Company's products are marketed to a number of non-energy market segments, which include, among others, the agricultural, industrial, mining, janitorial, construction and food industries. These products promote snow and ice melt, dust control, cement curing, road stabilization and are used to improve agricultural yields in many regions of the country. Most of these markets are highly competitive. The Company's major competitors in the dry calcium chloride market include Dow Chemical Company, Industrial del Alkali and General Chemical Company. The Company also sells sodium bromide into the industrial water treatment markets as a biocide under the BioRid® trade name.

Well Abandonment & Decommissioning Division

The Division provides well abandonment and decommissioning services offshore in the Gulf of Mexico and in the inland waters and onshore in Texas and Louisiana. Demand for the services of the Well Abandonment & Decommissioning Division is predominately driven by government regulations that dictate when facilities must be decommissioned. In the market areas in which the Company currently competes, regulations generally require wells to be plugged, offshore platforms decommissioned, pipelines abandoned and the well site remediated to its original state within twelve months after the lease expires. As a result of past drilling activity, depletion of wells and various exceptions generally offered to exploration and production companies in the past that have delayed the plug and abandonment obligation, the number of wells requiring plugging has grown steadily. Critical factors required to participate in these markets include: the proper equipment to meet diverse market conditions; qualified, experienced personnel; technical expertise to address varying downhole and surface conditions; the financial strength to ensure all abandonment and decommissioning obligations are satisfied and a comprehensive safety and environmental program. The Company believes its integrated service package satisfies these market requirements, allowing it to successfully compete.

The Division markets its services to major oil and gas companies, independent operators, and state governmental agencies. Major customers include ChevronTexaco, ExxonMobil, Shell Oil, BP, Hunt Oil, TotalFinaElf, ConocoPhillips, Apache, Anadarko, Newfield Exploration, El Paso and the Railroad Commission of the State of Texas. These services are performed onshore in Texas and Louisiana, in the Gulf Coast inland waterways and offshore in the Gulf of Mexico. The Company’s principal competitors in the offshore and inland waters markets include Superior Energy Services, Inc., Energy Resources Technology. Inc., a subsidiary of Cal Dive International, Inc., and various other companies. This market is highly competitive and competition is based primarily on service, equipment availability and price. The Division believes its focus on core competency in well abandonment and decommissioning operations has allowed it to better provide the complete portfolio of equipment, experience and administration required to manage its customers’ needs.

Testing & Services Division

The Division’s production testing group provides its services primarily to the natural gas segment of the oil and gas industry. Using typical completion techniques, sand, water and other abrasive materials will normally accompany the initial production of natural gas, usually under very high pressures. The Company provides the equipment and qualified personnel to remove these impediments to production and to pressure test wells and wellhead equipment.

The market is highly competitive and competition is based on availability of equipment and qualified personnel, as well as price, quality of service and safety record. The Company believes its equipment maintenance program and operating procedures give it a competitive advantage in the marketplace. Market competition is dominated by numerous small, privately owned operators, and to a lesser extent by Schlumberger Limited, Halliburton Company and other integrated service companies. The Company’s customers include ConocoPhillips, Shell Oil, Dominion, Anadarko, El Paso Corporation, ChevronTexaco, Devon, Newfield, other large independent gas producers, PEMEX (the national oil company of Mexico) and PDVSA (the national oil company of Venezuela).

The Division’s process services group currently provides oily residuals processing to U.S. refineries concentrated in Texas and Louisiana. Although U.S. refineries have alternative technologies and disposal systems available to them, the Company feels its competitive edge lies in its ability to apply its various liquid/solid separation technologies to provide an efficient processing alternative at competitive prices. The group currently has major processing facilities at the following refineries: ExxonMobil – Baton Rouge, Louisiana; Hovensa – St. Croix, Virgin Islands; Premcor and Motiva – Port Arthur, Texas; Lyondell-Citgo – Houston, Texas; and Citgo – Lake Charles, Louisiana. This Division’s major competitor in this market is U.S. Filter.

The process services group entered the international energy market in 2000 by applying its technology to process oily residuals generated from offshore exploration and production in the Norwegian sector of the North Sea. The Division has a contract with Onyx Offshore A/S, formerly Renovasson Nord A/S (RN) to process drilling fluids and drill cuttings at the group’s central processing facility in Kristiansund, Norway, and is negotiating with other businesses to secure additional volumes. Onyx and these parties have contracts with major exploration and production operators working offshore Norway to process their oily residuals. Major competitors in this market include Soilcare, Slovagen Industries and Franzefoss Gjennvinning. Environmental regulations are a major marketplace driver in this business.

Other Business Matters

Marketing and Distribution

The Fluids Division markets its domestic products and services through its distribution facilities located principally in the Gulf Coast region of the United States. These facilities are in close proximity to both product supplies and customer concentrations. Since transportation costs can represent a large percentage of the total delivered cost of chemical products, particularly liquid chemicals, the Division believes that its strategic locations make it one of the lowest cost suppliers of liquid calcium chloride and other CBFs in the Southern United States and California. International markets that are served include the U.K. and Norwegian sectors of the North Sea, Mexico, Venezuela, Brazil, West Africa, the Middle East and the Far East.

The non-oilfield liquid and dry calcium chloride products are marketed through the Division’s sales offices and sales agents in California, Missouri, Florida, Texas and Wyoming, as well as through a network of distributors located throughout the Midwest, Northeast, Southeast, Southwest and West. To service these markets, the Division has over two dozen distribution facilities strategically located to provide efficient, low-cost product availability.

Backlog

The level of backlog is not indicative of the Company’s estimated future revenues because a majority of the Company’s products and services are not sold under long-term contracts or do not require long lead-times to procure or deliver. The Company’s backlog consists of estimated firm future revenues associated with its well abandonment and decommissioning and process services businesses in the U.S. The estimated backlog for the well abandonment and decommissioning business consists primarily of the non-Maritech share of the well abandonment and decommissioning work associated with the oil and gas properties operated by Maritech. The Company’s estimated backlog on December 31, 2002, was $77.2 million, of which approximately $18.2 million is expected to be billed during 2003. This compares to an estimated backlog of $61.5 million at December 31, 2001. This amount has been restated to conform to the 2002 presentation.

Employees

As of December 31, 2002, the Company had 1,391 employees. None of the Company’s U.S. employees are presently covered by a collective bargaining agreement, other than the employees of the Company’s Lake Charles, Louisiana calcium chloride production facility who are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union. The Company believes that its relations with its employees are good.

Patents, Proprietary Technology and Trademarks

As of December 31, 2002, the Company owned or licensed sixteen issued U.S. patents, had seven patents pending in the U.S., and had four issued foreign patents and seven foreign patents pending. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2019. The Company has elected to maintain certain other internally developed technologies, know-how and inventions as trade secrets. While the Company believes that the protection of its patents and trade secrets is important to its competitive positions in its businesses, the Company does not believe any one patent or trade secret is essential to the success of the Company.

It is the practice of the Company to enter into confidentiality agreements with key employees, consultants and third parties to whom the Company discloses its confidential and proprietary information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company’s trade secrets and expertise or that others may not independently develop similar trade secrets or expertise. Management of the Company believes, however, that it would require a substantial period of time, and substantial resources, to develop similar know-how or technology independently. As a policy, the Company uses all possible legal means to protect its patents, trade secrets and other proprietary information.

The Company sells various products and services under a variety of trademarks and service marks, some of which are registered in the U.S. or certain foreign countries.

Safety, Health and Environmental Affairs Regulations

Various environmental protection laws and regulations have been enacted and amended during the past three decades in response to public concerns over the environment. The operations of the Company and its customers are subject to these various evolving environmental laws and corresponding regulations, which are enforced by the U.S. Environmental Protection Agency, the Minerals Management Service of the U.S. Department of the Interior (MMS), the U.S. Coast Guard and various other federal, state and local environmental authorities. Similar laws and regulations designed to protect the health and safety of the Company’s employees and visitors to its facilities are enforced by the U.S. Occupational Safety and Health Administration and other state and local agencies and authorities. The Company must comply with the requirements of environmental laws and regulations applicable to its operations, including the Federal Water Pollution Control Act of 1972; the Resource Conservation and Recovery Act of 1976 (RCRA); the Clean Air Act of 1977; the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA); the Superfund Amendments and Reauthorization Act of 1986 (SARA); the Federal Insecticide, Fungicide, and Rodenticide Act of 1947 (FIFRA); the Hazardous Materials Transportation Act of 1975; and the Pollution Prevention Act of 1990. The Company is also subject to the applicable environmental and health and safety rules and regulations of the local, state and federal agencies in those foreign countries in which it operates. Many state and local agencies have imposed environmental laws and regulations with more rigorous standards than their federal counterparts. The Company believes that it is in compliance with all material environmental laws and regulations.

At the Company’s Lake Charles, West Memphis, Parkersburg and San Bernardino County production plants, the Company holds various permits regulating air emissions, wastewater and storm-water discharges, disposal of certain hazardous and non-hazardous wastes, and wetlands preservation.

The Company believes that its manufacturing plants and other facilities are in general compliance with all applicable environmental and health and safety laws and regulations. Since its inception, the Company has not had a history of any significant fines or claims in connection with environmental or health and safety matters. However, risks of substantial costs and liabilities are inherent in certain plant operations and certain products produced at the Company's plants; because of this, there can be no assurance that significant costs and liabilities will not be incurred in the future. Changes in the environmental and health and safety regulations could subject the Company's handling, manufacture, use, reuse, or disposal of materials at plants to more rigorous scrutiny. The Company cannot predict the extent to which its operations may be affected by future regulatory and enforcement policies.

Certain Business Risks

The Company identifies the following important risk factors, which could affect the Company’s actual results and cause actual results to differ materially from any such results that might be projected, forecasted, estimated or budgeted by the Company in this report.

Markets

The Company’s operations are materially dependent on levels of oil and gas well drilling, completion, workover and abandonment activity, both in the United States and internationally. Such activity levels are affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. Oil and gas prices and, therefore, the levels of well drilling, completion and workover activity, tend to fluctuate. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, have contributed to, and are likely to continue to contribute to, price volatility. Also, a prolonged slowdown of the U.S. and/or world economy may contribute to an eventual downward trend in the demand and, correspondingly, the price of oil and natural gas. Any prolonged reduction in oil and gas prices may depress the levels of well drilling, completion and workover activity and result in a corresponding decline in the demand for the Company’s products and services and, therefore, have a material adverse effect on the Company’s revenues and profitability.

Competition

The Company encounters and expects to continue to encounter intense competition in the sale of its products and services. The Company competes with numerous companies in its oil and gas and chemical operations. Many of the Company’s competitors have substantially greater financial and other related resources than the Company. To the extent competitors offer comparable products or services at lower prices, or higher quality and more cost-effective products or services, the Company’s business could be materially and adversely affected.

Turnkey Contract Risk

Due to competitive market conditions, a significant portion of the Company’s well abandonment and decommissioning projects are performed on a turnkey or a modified turnkey basis where defined work is delivered for a fixed price and extra work, which is subject to customer approval, is charged separately. The revenue, cost and gross profit realized on a turnkey contract can vary from the estimated amount because of changes in offshore conditions, variations in labor and equipment productivity from the original estimates, and performance of other contractors. These variations and risks inherent in the decommissioning business may result in the Company experiencing reduced profitability or losses on turnkey projects.

Weather Related Factors

The Company’s operations conducted in the Gulf of Mexico are seasonal and depend, in part, on weather conditions. The Well Abandonment & Decommissioning Division has historically enjoyed its highest vessel utilization rates during the summer and fall, when weather conditions are favorable for offshore activities, and has experienced its lowest utilization rates in the first quarter. This Division, under certain turnkey contracts, may bear the risk of delays caused by adverse weather conditions. Storms can also shut-in the Company’s oil and gas producing properties and cause damage to platforms and other offshore equipment. In addition, demand for other products and services provided by the Company are subject to seasonal fluctuations, due in part to weather conditions which cannot be predicted. Accordingly, the Company’s operating results may vary from quarter to quarter depending on weather conditions in applicable areas of the United States and in international regions.

Certain Risks Related to Oil and Gas Properties

Creditworthiness of Other Parties – The Company's Maritech Resources, Inc. subsidiary purchases interests in certain end-of-life oil and gas properties in association with the operations of the Company's Well Abandonment & Decommissioning Division. As the owner of these interests, Maritech is liable for the proper abandonment and decommissioning of the wells, platforms, pipelines and the site clearance for these properties. TETRA has guaranteed a portion of the abandonment and decommissioning liabilities of Maritech, which can be material in amount. In some cases, Maritech assumes liabilities that must be satisfied in the future; Maritech will be paid for these obligations by the former owner of the property when the liability is satisfied. When this compensation is in the form of an agreement to pay in the future, Maritech and TETRA are subject to the risk that the former owner(s) will be unable to make these future payments. Maritech and TETRA attempt to minimize this risk by analyzing the creditworthiness of the former owner(s) and others who may be legally obligated to pay in the event the former owner(s) are unable to do so, and obtaining guarantees, bonds, letters of credit or other forms of security when they are deemed necessary. In addition, if Maritech acquires less than 100% of the working interest in a property, its co-owners are responsible for the payment of their portion of the associated operating expenses and abandonment liabilities; although, if one or more co-owners do not pay their portions, Maritech and the other non-defaulting co-owners may be liable for the defaulted amount as well. If any required payment is not made by a former owner or a co-owner and any security is not sufficient to cover the required payment, TETRA could suffer material losses.

Successful Efforts Accounting – Effective January 1, 2002, the Company changed its method of accounting for activities associated with the natural gas and oil properties to the successful efforts method. Previously, the company used the full cost method of accounting in which all the costs associated with acquiring and developing oil and gas properties were capitalized. The Company decided to make this change because accounting under the successful efforts method more accurately depicts the operating profits of the well abandonment and decommissioning and the oil and gas exploitation business. Additionally, the Company believes the successful efforts method of accounting is more widely accepted, is preferred by many in the financial community and represents the FASB and SEC’s preferred accounting method for such activities. Costs incurred to drill and equip development wells, including unsuccessful development wells are capitalized. All capitalized costs are accumulated and recorded separately for each field, and are depleted on a unit-of-production basis based on the estimated remaining equivalent proved oil and gas reserves of each field. Under the full cost method, all capitalized costs are pooled and recorded together for all of the properties in a particular country. The Company’s natural gas and oil properties are assessed for impairment in value whenever indicators become evident, with any impairment charged to expense. Under the successful efforts method of accounting, the Company is exposed to the risk that the value of a particular property (field) would have to be written down or written off if an impairment were present. In contrast, under full cost accounting the impaired cost of an individual field might be offset by higher values in other fields in the full cost pool, thus eliminating the need for a write off in the period.

Estimate of Reserve Risk Values and Decommissioning Liabilities – In conjunction with its purchase of certain oil and gas properties, the Company performs detailed review processes that it believes are consistent with industry practices. These acquired properties are generally in the later stages of their economic lives and require a thorough review of each property acquired along with its associated abandonment obligations. The process of estimating natural gas and oil reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable natural gas and oil reserves may vary substantially from those initially estimated by the Company. Any significant variance in these assumptions could materially and adversely affect the estimated quantity and value of proved reserves. Also in conjunction with the purchase of certain oil and gas properties, the Company has assumed its proportionate share of the related well abandonment and decommissioning liabilities after performing detailed estimating procedures, analysis and engineering studies. If costs of abandonment and decommissioning are materially greater than original estimates, such additional costs could have an adverse effect on earnings.

Commodity Risk – The Company’s revenues from oil and gas production are increasing significantly; therefore, the Company has market risk exposure in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and this price volatility is expected to continue. The Company’s risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a portion of its oil and gas production. Because of this, the Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

Operating Hazards and Retention of Risk

The Company has maintained a policy of insuring its risk of operational hazards that it believes is typical in the industry. Whenever possible, the Company obtains agreements from customers and suppliers that limit its exposure. Limits of insurance coverage purchased by the Company are consistent with the exposures faced by the Company and the nature of its products and services. Due to economic conditions in the insurance industry, the Company has increased its self-insured retention and deductibles for certain policies in order to minimize the increased costs of coverage. In certain areas of its business, the Company has elected to assume the risk of loss for specific assets. To the extent the Company suffers losses or claims that are not covered, or are only partially covered by insurance, its results of operations will be adversely affected.

Supply of Raw Materials

The Company sells a variety of CBFs, including brominated CBFs such as calcium bromide, zinc bromide, sodium bromide and other brominated products, some of which are manufactured by the Company and some of which are purchased from third parties. The Company also sells calcium chloride, as a CBF and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to the Company’s revenues. In its manufacture of calcium chloride, the Company uses hydrochloric acid and other raw materials purchased from third parties. In its manufacture of brominated products, the Company uses bromine, hydrobromic acid and other raw materials, including various forms of zinc, that are purchased from third parties. The Company acquires brominated products from a variety of third party suppliers. If the Company was unable to acquire the brominated products, bromine, hydrobromic or hydrochloric acid, zinc or any other raw material supplies for a prolonged period, the Company’s business could be materially and adversely affected.

Risks Related to Acquisitions and Internal Growth

The Company’s aggressive growth strategy includes both internal growth and growth through acquisitions. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company’s operations. Internal growth requires both financial and management resources as well as hiring additional personnel. The Company’s operating results could be adversely affected if it is unable to successfully integrate such new companies into its operations or is unable to hire adequate personnel. Future acquisitions by the Company could also result in issuances of equity securities, or the rights associated with the equity securities, which could potentially dilute earnings per share. In addition, future acquisitions could result in the incurrence of additional debt or contingent liabilities and amortization expenses related to goodwill and other intangible assets. These factors could adversely affect the Company’s future operating results and financial position.

Potential Liability for Environmental Operations: Environmental Regulation

The Company’s operations are subject to extensive and evolving federal, state and local laws and regulatory requirements, including permits, relating to: environmental affairs, health and safety, waste management, and the manufacture, storage, handling, transportation, use and sale of chemical products. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to the Company and could subject the Company’s handling, manufacture, use, reuse, or disposal of substances or pollutants to scrutiny. The Company’s business exposes it to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although the Company maintains general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to environmental damage or pollution. The Company maintains environmental liability insurance covering named locations and environmental risks associated with contract services for oil and gas operations, refinery waste treatment operations and for its oil and gas production properties. The extent of this coverage is consistent with the Company’s other insurance programs. The Company could be materially and adversely affected by an enforcement proceeding or a claim that was not covered or was only partially covered by insurance.

In addition to increasing the Company’s risk of environmental liability, the promulgation of more rigorous environmental laws, regulations and enforcement policies has accelerated the growth of some of the markets served by the Company. Decreased regulation and enforcement could materially and adversely affect the demand for the types of systems offered by the Company’s process services and well abandonment and decommissioning operations and, therefore, materially and adversely affect the Company’s business.

Risks Related to Gross Margin

The Company’s operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors, such as unit volumes, heightened price competition, changes in sales and distribution channels, availability of skilled labor, shortages in raw materials and contract services due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the fluctuation of gross margin in future periods.

Patent and Trade Secret Protection

The Company owns numerous patents, patent applications and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies.

Dependence on Personnel

The Company’s success depends upon the continued contributions of its personnel, many of whom would be difficult to replace. The success of the Company will depend on the ability of the Company to attract and retain skilled employees. Changes in personnel, therefore, could adversely affect operating results.

The foregoing review of factors pursuant to the Private Securities Litigation Reform Act of 1995 should not be construed as exhaustive. In addition to the foregoing, the Company wishes to refer readers to the Company’s future press releases and filings and reports with the Securities and Exchange Commission for further information on the Company's business and operations and risks and uncertainties that could cause actual results to differ materially from those contained in forward-looking statements, such as this report. The Company undertakes no obligation to publicly release the result of any revisions to any such forward-looking statements which may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 2. Properties.

The Company’s properties consist primarily of barge rigs, well abandonment equipment and flowback testing equipment. The following table sets forth certain information concerning facilities leased or owned by the Company and facilities from which the Company purchases products under long-term supply contracts as of December 31, 2002. The Company believes its facilities are adequate for its present needs.

Description	Location	Approximate Square Footage (1)

Distribution facilities	Texas - twelve locations	1,262,700
	Louisiana - nine locations	746,825
	Laurel, Mississippi	30,000
	Venezuela	110,000
	Mexico - various locations	95,000
	United Kingdom - various locations	92,000
	Brazil	30,000
	Ivory Coast	30,000
	Nigeria	28,000
	Norway - various locations	25,000
	Angola	20,000

Fluids chemical plant production facilities	San Bernadino County, California - two locations	29 Square Miles	(2)
	Lake Charles, Louisiana	751,500
	West Memphis, Arkansas	697,800
	Magnolia, Arkansas	120,000
	Parkersburg, West Virginia	106,300
	Norco, Louisiana	85,200
	Baton Rouge , Louisiana	90,000
	Orlando, Florida	35,800
	Witchita, Kansas	19,500
	Ludington, Michigan	10,000

Process Services facilities	Texas - four locations	67,125
	Louisiana - two locations	31,260
	Norway	25,000
	St. Croix, Virgin Islands	33,500
	The Woodlands, Texas	16,000

Technical Center	The Woodlands, Texas	26,000

Corporate Headquarters	The Woodlands, Texas	55,000

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

The Common Stock is traded on the New York Stock Exchange under the symbol “TTI.” As of March 25, 2003 there were approximately 3,260 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock for each calendar quarter in the two years ended December 31, 2002, as reported by the New York Stock Exchange.

	High	Low
2002
First Quarter	$29.05	$17.70
Second Quarter	30.00	22.85
Third Quarter	26.70	16.72
Fourth Quarter	24.90	19.51

2001
First Quarter	$24.09	$13.69
Second Quarter	29.25	18.85
Third Quarter	25.60	16.73
Fourth Quarter	22.90	14.75

Dividend Policy

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors the Board of Directors may deem relevant. The Company declared a dividend of one Preferred Stock Purchase Right per share of Common Stock to holders of record at the close of business on November 6, 1998. See Note R to the financial statements attached hereto for a description of such Rights.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2002	2001	2000	1999		1998
	(In Thousands, Except Per Share Amounts)
Income Statement Data
Revenues	$242,606	$303,438	$224,505	$178,062		$211,728
Gross profit	56,703	85,234	53,693	38,966		56,110
Operating income (loss)	16,343	40,798	16,124	(5,289	)(1)	20,661
Interest expense	(2,886)	(2,491)	(4,187)	(5,238)		(5,257)
Interest income	269	402	441	371		148
Other income (expense ) net	101	(440)	31	65		(239)
Net income, before discontinued operations and cumulative effect of accounting change	8,899	23,873	7,737	14,329	(2)	9,322
Net income (loss)	8,899	23,873	(6,722)	10,232		9,322

EBITDA (3)	37,584	59,363	31,389	8,916	(1)	34,856
Net income per share, before discontinued operations and cumulative effect of accounting change	$0.63	$1.71	$0.57	$1.06		$0.69
Average shares	14,228	13,995	13,616	13,524		13,561
Net income per diluted share, before discontinued operations and cumulative effect of accounting change	$0.60	$1.61 (4)	$0.57 (4)	$1.06	(4)	$0.67 (4)
Average diluted shares	14,895	14,837	13,616	13,576		13,994

(1) Includes special charge of $4,745 and restructuring charge of $2,320

(2) Includes gain on the sale of administrative building of $6,731 and gain on sale of business of $29,629

(3) EBITDA is earnings before discontinued operations, cumulative effect accounting changes, interest, taxes, other income (expense), depreciation, depletion and amortization. EBITDA is not a calculation based upon generally accepted accounting principles; however, the amounts included in the EBITDA calculation are derived from amounts included in the consolidated financial statements. EBITDA is independent of the actual leverage employed by the Company. Conceptually, EBITDA measures the amount of earnings generated each period that could be used to service debt, pay taxes and fund capital expenditures. The Company uses EBITDA as one of the key measurements of operating efficiency and overall financial performance and believes EBITDA can be a helpful measure for those evaluating the Company. Some investment analysts track the relationship of EBITDA to total debt as one measure of financial strength. The EBITDA calculation is itemized in the following table:

	Year Ended December 31,
	2002	2001	2000	1999		1998
	(In Thousands)
EBITDA Calculation:
Operating income (loss)	$16,343	$40,798	$16,124	($5,289)		$20,611
DD&A	21,241	18,565	15,265	14,205		14,195
EBITDA	$37,584	$59,363	$31,389	$8,916	(1)	$34,856

(4) Excluding goodwill amortization, net income per diluted share, before discontinued operations and cumulative effect of accounting change was $1.64 for 2001, $0.61 for 2000, $1.10 for 1999 and $0.70 for 1998

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(In Thousands)
Balance Sheet Data (1)
Working capital	$71,820	$71,606	$74,049	$60,311	$75,894
Total assets	308,817	310,642	280,998	284,510	305,285
Long-term liabilities	83,742	75,780	81,395	92,806	126,447
Stockholders' equity	184,152	167,650	143,754	149,421	139,322

(1) The above selected financial data has been restated to reflect the discontinued operations of TETRA Micronutrients, Inc.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items in the Company’s statement of operations bear to revenues, and the percentage increase or decrease in the dollar amount of such items. The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this document.

	Percentage of Revenues Year Ended December 31,			Period-to-Period Change
	2002	2001	2000	2002 vs 2001	2001 vs 2000

Revenues	100.0%	100.0%	100.0%	(20.0%)	35.2%
Cost of revenues	76.6	71.9	76.1	(14.8)	27.7
Gross profit	23.4	28.1	23.9	(33.5)	58.7
General and administrative expenses	16.6	14.6	16.7	(9.2)	18.3
Operating income	6.7	13.4	7.2	(59.9)	153.0

Interest expense	1.2	0.8	1.9	15.9	(40.5)
Interest income	0.1	0.1	0.2	(33.1)	(8.8)
Other income (expense), net	–	0.1	–	(123.0)	(1,519.4)
Income before income taxes and discontinued operations	5.7	12.6	5.5	(63.9)	208.4
Net income before discontinued operations	3.7	7.9	3.4	(62.7)	208.6
Discontinued operations, net of tax	–	–	(6.4)	–	(100.0)

Net income	3.7	7.9	(3.0)	(62.7)	455.1
EBITDA	15.5	19.6	14.0	(36.7)	89.1

Business Environment

Demand for the Company’s products and services depends primarily on activity in the oil and gas exploration and production industry in the Gulf of Mexico, Texas, Louisiana and in selected international markets. This activity can be significantly affected by the level of industry capital expenditures for the exploration and production of oil and gas reserves, and the plugging and decommissioning of abandoned oil and gas properties. These expenditures are influenced strongly by oil and gas prices and by oil company expectations about the supply and demand for crude oil and natural gas. Influenced by the recent global economic slowdown and political instability in OPEC countries such as Iraq and Venezuela, oil and gas companies were reluctant to increase spending on exploration and development activities during 2002. The dramatic slowdown in drilling activity that began in the middle of 2001 continued through the end of 2002. The drop was particularly sharp in U.S. gas drilling activity, with a 26% reduction from the prior year in average gas rigs.

The Company anticipates oil and gas drilling activity in the U.S. will remain relatively flat into the second quarter of 2003 due to the slow global economy and the uncertainty surrounding energy markets. The Company then expects activity to begin recovering in the second quarter and continuing to recover modestly in the second half of the year. Over the longer-term, the Company believes that there will continue to be growth opportunities for the Company’s products and services in both the U.S. and international markets with the current trends of:

· deeper gas drilling with more complex completions in the U.S.,

· faster reservoir depletion in the U.S.,

· more rigorous enforcement of environmental and abandonment regulations,

· advancing age of offshore platforms in the U.S.,

· increasing development of oil and gas reserves abroad, and

· increasing future demand for natural gas and oil in the U.S. and abroad.

The Gulf of Mexico and international oil and gas rig counts are leading indicators for the fluids business. Natural gas prices and gas drilling in North and South America are key indicators for the production testing business. 2002 began with 119 rigs running in the Gulf of Mexico, increased to a high of 123 in February, and closed the year at 108. The international rig count started the year at 752 rigs, dropped to a low of 705 rigs at mid-year and then finished the year at 753 rigs. For those international regions in which the Company has significant operations (Latin America, Europe and Africa), the average rig count dropped 12.2% from the prior year average. U.S. gas drilling decreased 26% during this period, as the average 2002 gas price dropped approximately 15% from the 2001 average price. Natural gas prices remained fairly flat during most of 2002, averaging approximately $3.30/MMBTU and then increasing in the last few weeks of the year to close at $4.75/MMBTU. The gas rig count began the year at 744, dropped to 591 in April and then recovered to 722 by the end of the year.

The Fluids Division manufactures and distributes completion fluids and provides filtration and associated products and engineering services to exploration and production companies worldwide. The Division’s products and services are utilized in the completion of a successful well or the workover of a currently producing well and can also be used under certain drilling conditions. The Company is vertically integrated into the production of calcium chloride and brominated completion fluids, making it a relatively low-cost supplier of a number of these products. The Division’s major markets include inland water and offshore Gulf of Mexico, the North Sea, Mexico, South America and offshore West Africa. The year 2002 began with moderate drilling activity, declined in the second quarter and then leveled off for the rest of the year. The Division’s international areas experienced a market slowdown as well, with certain major customers discontinuing large projects. Pricing improvements for some of the Division’s products over the prior year helped to offset the decline in volumes sold and equipment utilization rates.

The Company’s management anticipates that worldwide spending on exploration and production activities will increase moderately in 2003 over the prior year, beginning in the second quarter. Higher rig counts are anticipated in the second quarter with further improvement as the year progresses. Management believes that this increase in activity, combined with the Company’s current market position as a major supplier of fluids, should provide increased revenues and operating profits for this Division in 2003.

The Well Abandonment & Decommissioning Division is in the business of well plug and abandonment, platform decommissioning and removal, pipeline abandonment and site clearance for oil and gas companies. In addition, the Division provides electric wireline and drilling services and is a producer of oil and gas. Its services are marketed primarily in the Gulf Coast region of the U.S. including onshore, in the inland waters and offshore. Platform decommissioning and well abandonment operations are driven by regulations, which offers a partial hedge against fluctuations in the commodity price of natural gas. In particular, MMS regulations require removal of platforms and remediation of the seabed at the well site to its original state within twelve months after lease expiration. Other factors influencing this business include seasonal weather patterns, which typically result in weaker first quarter operations, tighter environmental statutes and stricter enforcement of abandonment regulations by regulatory agencies. The Company can contract and manage, on a day-rate or turnkey basis, all aspects of the decommissioning and abandonment of fields of all sizes.

The Division includes Maritech Resources, Inc. (Maritech), a wholly-owned subsidiary formed in 1999 to own, manage and exploit the producing oil and gas properties acquired in conjunction with its well abandonment business. The Division provides the oil and gas companies with alternative ways of managing their well abandonment obligations, while effectively base-loading well abandonment and decommissioning work for the Division. This may include purchasing an ownership interest in the properties and operating them in exchange for assuming the proportionate share of the well abandonment obligations associated with such properties. In some transactions, cash may be received or paid by the Company to balance the economics. Maritech typically purchases natural gas and oil properties that are generally in the later stages of their productive life. Although higher natural gas prices tend to reduce the number of mature properties available for acquisition by Maritech, these higher prices typically contribute to higher production revenues for Maritech. In contrast, lower natural gas prices typically contribute to lower production revenues for Maritech and a general increase in the number of mature properties available for abandonment.

The Company estimates the third party fair market value (including an estimated profit) to plug and abandon the wells, decommission and remove the platforms, abandon the pipelines and clear the sites and uses that estimate to record its proportionate share of the decommissioning liability. Many of the transactions have been structured so that the estimated fair market value of the natural gas and oil reserves received (and recorded) equals the fair value of its working interest ownership of the well abandonment and decommissioning liabilities recorded, net of any cash received or paid. These reserve costs are accounted for using the successful efforts method of accounting for oil and gas producing activities, and are grouped by individual field or lease and depleted on a unit of production basis upon the depletion of each individual oil and gas producing property.

During the fourth quarter of 2002, the Company purchased oil and gas properties from Newfield Exploration in exchange for the assumption of approximately $13.9 million in decommissioning liability. Oil and gas producing assets were recorded at their estimated fair market value, approximating the value of the decommissioning liabilities assumed, less cash received by the Company of $2.8 million. Other smaller acquisitions were completed in May 2002.

In January 2003, Maritech purchased oil and gas assets in offshore Gulf of Mexico and onshore Louisiana locations from Dominion Exploration and Production, Inc. in exchange for the assumption of approximately $7.6 million in decommissioning liabilities. Oil and gas producing assets were recorded at their estimated fair market value, approximating the value of the decommissioning liabilities assumed, less cash received of $0.4 million.

The Testing & Services Division’s principal operations include flow-back pressure and volume testing and separation of impurities in gas wells. The primary markets served are Texas, Louisiana, Mississippi, Alabama, offshore Gulf of Mexico, Mexico and Venezuela. While testing is performed periodically during a well’s life, the most extensive use of the Company’s equipment and services is immediately following completion of a well. The Company continued its expansion of the production testing product line with the acquisition of Precision Well Testing Company in July, 2002. This acquisition strengthens the Division’s presence in the offshore Gulf of Mexico and onshore areas. Due to the significant decline in U.S. gas drilling activity during 2002, the Division experienced a drop in revenues and operating profits.

Natural gas prices were approximately $5.10 per MMBTU in late March, 2003, after having peaked at over $8.00 per MMBTU in late February. The Company expects that the current increase in gas prices and other improving market conditions should result in increased demand for its products and services. The Company should also benefit from the recent expansion of its business through broadened market coverage in the offshore Gulf of Mexico and international areas.

Critical Accounting Policies and Estimates

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to bad debts and impairments of long-lived assets, including goodwill and decommissioning liability. Note B to the Consolidated Financial Statements contains the accounting policies governing each of these matters. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results are likely to differ from the Company’s current estimates, and those differences may be material.

Reserves for bad debts are determined on a specific identification basis when the Company believes that the required payment of specific amounts owed to it is not probable. A significant portion of the Company’s revenues come from oil and gas exploration and production companies. This activity can be significantly affected by the level of industry capital expenditures for the exploration and production of oil and gas reserves and the plugging and decommissioning of abandoned oil and gas properties. These expenditures are influenced strongly by oil company expectations about the supply and demand for crude oil and natural gas products and by the energy price environment that results from supply and demand imbalances. If, due to these circumstances, certain customers are unable to repay some or all of the amounts owed the Company, additional allowance may be required.

The determination of impairment on long-lived assets, including goodwill, is conducted periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on the Company’s judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. The oil and gas industry is cyclical and the Company’s estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges.

The Company’s Maritech Resources, Inc. subsidiary purchases natural gas and oil properties and assumes the related well abandonment and decommissioning liabilities. Many of the transactions have been structured so that the estimated fair market value of the natural gas and oil reserves received and recorded equals the amount of its working interest ownership of the well abandonment and decommissioning liabilities recorded, net of any cash received or paid. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable natural gas and oil reserves may vary substantially from those initially estimated by the Company. Any significant variance in these assumptions could materially affect the estimated quantity and value of proved reserves. These reserve costs are accounted for using the successful efforts method and are grouped by individual field or lease and depleted on a unit of production basis upon the depletion of each individual oil and gas producing property. The Company performs impairment tests on these assets when indicators of impairment are present.

The Company estimates the third party market value (including an estimated profit) to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and clear the sites, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liabilities, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) TETRA’s out-of-pocket costs then the difference is reported as income (or loss) in the period in which the work is performed. The Company reviews the adequacy of its decommissioning liability whenever indicators suggest that the estimated cash flows underlying the liability have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities recorded, which in turn would increase the carrying values of the related properties.

The Company recognizes revenue on certain well abandonment and decommissioning projects as it is earned at estimated collectible amounts. Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are reviewed. Provisions for estimated losses on such contracts are made in the period such losses are determined.

Income taxes – The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal and foreign tax laws as well as changes in the Company’s financial condition could affect these estimates.

2002 Compared to 2001

Revenues – Revenues for the year ended December 2002 were $242.6 million, down $60.8 million or 20.0% from the prior year total of $303.4 million. All operating divisions of the Company experienced a drop in their revenues. The Fluids Division reported revenues of $109.3 million, a decrease of $32.0 million or 22.6% from the prior year. The Division’s revenues reflected the drop of 26.4% in the average offshore Gulf of Mexico rig count from 2001, and the drop of 12.2% in the average rig count activity for certain international regions in which the Division operates. Weather conditions in the Gulf of Mexico in the fourth quarter contributed to the drop in activity as did political events in Venezuela. The Well Abandonment & Decommissioning Division reported revenues of $78.6 million, a decrease of $20.0 million or 20.3% from the prior year. The Division’s heavy lift barge, the Southern Hercules, was out of service for approximately ten months of the year for renovation and repair. The September and October Gulf of Mexico hurricanes and earlier tropical storms contributed to lower utilization of the inland water and offshore well abandonment rigs for much of the second half of the year. In addition, revenues for the Division’s exploitation and production company, Maritech Resources, Inc., were 9% lower than last year due to shut-in production resulting from hurricane damage as well as lower commodity prices received during the year. The Division’s electric wireline business saw its equipment utilization drop significantly from the prior year as the lower rig count activity contributed to fewer projects in addition to putting downward pressure on pricing for services. Revenues for the Testing & Services Division were $56.4 million, a decrease of $9.3 million or 14.2% from the prior year. Revenues for the domestic production testing group were down 25.4% from the prior year reflecting the drop in the U.S. average gas rig count of 26%. The Division acquired the assets of Precision Well Testing Company in July, 2002, bolstering the offshore Gulf of Mexico equipment fleet.

Gross Profit – Gross profit for the year was $56.7 million compared to $85.2 million in the prior year, a decrease of $28.5 million or 33.5%. The decrease is a result of the drop in revenues of $60.8 million combined with a 472 percentage point decline in margin percentage to 23.4%. The Fluids Division’s gross profit decreased 11.3% in gross profit dollars as a result of the lower revenues. Helping to offset this decline was a 370 percentage point improvement in this Division’s gross profit percentage to 28.9% as a result of improved pricing in select areas and a favorable mix of product and service revenues. The Well Abandonment & Decommissioning Division gross profit declined 54.1% from the prior year in gross dollars, and dropped 1,030 percentage points in gross profit percentage to 14.0%. Lower utilization of the Division’s rig fleet, heavy lift barge and other equipment contributed to the decline, in addition to the costs and downtime related to the Gulf of Mexico storms in the second half of the year. The Division also increased its infrastructure in the decommissioning and well abandonment businesses to accommodate the higher activity associated with the acquisition opportunities and the management of Maritech oil and gas properties. In the first quarter, the Division’s heavy lift barge (the Southern Hercules) was involved in a storm-related accident that resulted in significant downtime and repair expense, contributing to the decline in gross profit. During this downtime period, the Company elected to perform substantial upgrades and capital improvements to the Southern Hercules before returning it to service, which is anticipated in the second quarter of 2003. The Company is currently in negotiations with its insurance company regarding coverage for the accident and expects to receive a significant portion of its repair costs; the repair costs related to the Southern Hercules have been expensed as incurred. Maritech’s gross profit was lower than the previous year due to 34.5% lower average realized commodity prices in 2002, higher downtime, and repair expense and logistics costs related to the Gulf of Mexico storms. The Testing & Services Division’s gross profit decreased 44.9% in gross dollars from the prior year, representing a 1,390 percentage point drop in its gross profit percentage to 25.1%. Lower gas drilling activity contributed to much of the decline in the production testing business where underutilized equipment and personnel kept margins down. Due to throughput inefficiencies during the year, the Norway process services plant experienced higher labor and storage costs as well as reduced revenues related to unprocessed materials.

General and Administrative Expenses – General and administrative (G&A) expenses were $40.4 million in 2002 compared to $44.4 million in the prior year, a decrease of $4.0 million or 9.2%. G&A expenses as a percent of revenue increased to 16.6% in 2002 from 14.6% in the prior year. Reductions in incentive compensation, lower legal expenses as a result of recovery of legal costs of $1.1 million associated with a long standing suit settled in 2002, and reduced sales and marketing expenses accounted for most of the dollar decrease. These reductions were offset by additional infrastructure in information technology and other corporate departments necessary to support the future growth of the Company.

Other Income & Expenses – Other income and expense was $0.1 million of income for the year compared to $0.4 million of expense in the prior year. This change is a result of state tax refunds offset by losses on the disposal of fixed assets, loan fees and various foreign non-income taxes in excess of prior year amounts.

Interest Expense and Income Taxes – Net interest expense for the year was $2.6 million compared to $2.1 million in the prior year. The increase is a result of the interest expense allocation to discontinued operations in the first three quarters of 2001. Actual interest paid decreased $0.2 million from the prior year due to a significant reduction in average long-term debt. The provision for income taxes was $4.9 million in 2002, a decrease of $9.5 million as a result of reduced earnings from the prior year. The effective tax rate for the year was 35.6% versus 37.6% in 2001 due primarily to a reduction in state income tax expense and the utilization of general business credits.

Net Income – Net income for the year was $8.9 million compared to $23.9 million in the prior year. Net income per diluted share was $0.60 on 14,895,000 average diluted shares outstanding compared to $1.61 per diluted share on 14,837,000 average diluted shares outstanding in 2001, or $1.64 excluding goodwill amortization.

2001 Compared to 2000

Revenues – Revenues for the year ended December 31, 2001 were $303.4 million, up $78.9 million or 35.2% from the prior year of $224.5 million. All divisions of the Company experienced significant growth during the year. The Fluids Division reported revenues of $141.3 million, an increase of $22.5 million or 19% over the prior year. This Division benefited from improved overall year-to-year oil and gas completion and workover activity in the Gulf of Mexico, improved pricing, and a tightening fluids supply market. In addition, the international fluids business increased by 48% with improved activity coming from the U.K. markets. The Well Abandonment & Decommissioning Division experienced significant growth in 2001 with reported revenues of $98.5 million, up $38.1 million or 63%. With the addition of significant amounts of capital equipment in 2001 and 2002, combined with significant improvements in equipment utilization, the Division reported record revenues in 2001. Inland water and offshore activity increased 57% with improved utilization and rates. Revenues from the decommissioning business increased substantially with the addition of heavy lift equipment to the Division’s product offerings. The onshore plug and abandonment and wireline businesses also realized significant year-over-year growth through improved utilization and rates. In addition, revenues of the Division’s exploitation company, Maritech Resources, Inc., grew as a result of oil and gas production purchased or developed in conjunction with our expanding well abandonment and decommissioning business and higher natural gas prices in the first half of the year. Revenues for the Testing & Services Division were $65.7 million, an increase of $19.3 million or 42%. Revenue increases in this Division were the result of improved market conditions driven by strong natural gas drilling, additional equipment employed and improved pricing. Domestic production testing revenues were up 120% with a full year’s utilization of the assets acquired in the 2000 swap with Key Energy and improved pricing. In addition, international revenues, principally from Mexico, also increased.

Gross Profit – Gross profit for the year was $85.2 million compared to $53.7 million in the prior year, an increase of $31.5 million or 59%. The increase was due to the $78.9 million increase in revenues for the year combined with a 420 percentage point improvement in margin percentages to 28.1%. The Fluids Division dollar margins improved 40% during the year, reflecting improved pricing in domestic markets. The Division’s gross profit percentage increased by 360 percentage points to 25.2%. The Well Abandonment & Decommissioning Division realized a 147% growth in dollar margins year-to-year while improving its gross profit percentage by 820 percentage points to 24.3%. These gains were the result of improved equipment utilization in the onshore rigs, offshore rigless packages, wireline units and inland water rigs. Higher day rates and improved service mix to higher margin offshore work also significantly impacted margin improvements. Gross profits from the Division’s oil and gas exploitation company, Maritech, comprised approximately 5% of the Company’s total margin. Maritech’s dollar margins improved 165% while its gross profit percentage increased by 1,700 percentage points as a result of the spike in natural gas pricing during the first half of the year. The Testing & Services Division dollar margins increased by 38% with its margin percentage remaining approximately flat at 39%. Improved gas drilling activity in the Gulf of Mexico stimulated increased utilization and improved pricing. The Division also benefited from having available for service those assets acquired in the 2000 asset swap with Key Energy and, to a lesser extent, the assets acquired from Production Well Testers in September, 2001.

General and Administrative Expenses – General and administrative expenses were $44.4 million in 2001 compared to $37.6 million in 2000, an increase of $6.8 million or 18.1%. G&A expense as a percentage of revenues decreased from 16.7% in 2000 to 14.6% in 2001. Expenses in the Well Abandonment & Decommissioning Division increased due to the added infrastructure necessary to support the Division’s growth. Expenses in the domestic production testing operation also increased as a result of expansion and acquisitions. Finally, the Company’s record earnings performance during 2001 resulted in increased expenditures under the Company’s incentive compensation program.

Interest Expense and Taxes – Net interest expense for 2001 was $2.5 million compared to $4.2 million in the prior year. Reduced long-term debt balances resulted in this decrease. The provision for income taxes was $14.4 million in 2001, an increase of $9.7 million as a result of improved earnings during the year. The effective tax rate for the year was 37.6%, relatively unchanged from 2000.

Net Income – Net income for the year was $23.9 million compared to a net loss of $6.7 million (which included a $14.5 million loss on the disposal of discontinued operations) in the prior year. Net income per diluted share was $1.61 in 2001 on 14,837,000 average diluted shares outstanding compared to a loss of $0.49 per share on 13,616,000 average diluted shares outstanding in 2000.

Liquidity and Capital Resources

Over the past three years, the Company has funded its operating activities from internally generated cash flow and to a lesser extent, from the sale of assets, even though some of this period was marked by weak industry demand. Any excess cash generated has historically been used to pay down debt or fund the Company’s stock repurchase program. During the three-year period ended December 31, 2002, the Company generated approximately $105.7 million of net cash flow from operating activities which it used to fund the purchase of approximately $64.5 million of capital equipment and $26.2 million in acquisitions. Over the same period, total outstanding debt was reduced from $77.3 million at December 31, 1999 to $37.4 million at December 31, 2002. This reduction of $39.9 million was funded through cash generated from operations and cash generated from the restructuring of the Company and disposal of non-core assets. During this period, working capital decreased from $74.0 million in 2000 to $71.6 million in 2001 and then increased to $71.8 million in 2002.

Operating Activities – Net cash provided by operating activities was $25.0 million in 2002 compared to $58.1 million in 2001, a decrease of $33.1 million. This decrease is primarily due to the lower earnings reported in 2002 and a decrease in year-end accounts payable, as well as lower accrued liabilities associated with salaries, taxes and cash payments to decommission certain platforms and structures of the Company’s Maritech Resources subsidiary. Accounts receivable decreased during the year, reflecting the reduced revenues in the fourth quarter of 2002 from the prior year quarter as well as an improved collection process. In contrast, accounts receivable increased in 2001 over the prior year as a result of increased revenues. Inventories decreased in 2002 by approximately $0.7 million, reflecting the lower activity levels in the fourth quarter of 2002 compared to the prior year’s quarter primarily in the fluids business. By comparison, inventories increased in 2001 due to weakening market conditions in the fourth quarter as inventory levels trailed the decline in activity.

Investing Activities – Cash capital expenditures for the year ended December 31, 2002 were $20.1 million and investments in other assets were $4.4 million. Approximately $7.1 million was invested in the Fluids Division for the procurement of plant production equipment, filtration and blending equipment and a long-term supply agreement for liquid calcium chloride. This new supply agreement effectively replaces the previous liquid calcium chloride supply contract with the same supplier that was to terminate by the end of 2002. The consideration paid for the contract is being amortized over the term of the agreement. The Well Abandonment & Decommissioning Division invested approximately $12.7 million during the year to expand and upgrade its fleet in support of its inland waters and offshore abandonment and decommissioning operations. The Company also invested in significant refurbishment and upgrade of its heavy lift barge, the Southern Hercules. Approximately $3.3 million was invested in the Testing & Services Division, a significant portion of which went to replace and enhance the production testing equipment fleet. The Company also invested additional capital in its process services operations to enhance its oily residual separation business. The remaining funds were used to support general corporate activities.

In the third quarter of 2002, the Company acquired the assets of Precision Well Testing Company (Precision) for $10.0 million in cash. Precision provides production testing services to the U.S. Gulf Coast onshore and offshore Gulf of Mexico markets. The business has been integrated into TETRA’s Testing & Services Division as part of its production testing operations, supplementing existing operations in Louisiana and South Texas. In addition, in September 2002, the Company acquired the assets of a small onshore well abandonment company for $1.1 million in cash. The business provides onshore well abandonment services to the Eastern Texas and Northern Louisiana markets, and has been integrated into the Well Abandonment & Decommissioning Division of TETRA.

During the fourth quarter of 2002, the Company purchased oil and gas properties from Newfield Exploration in exchange for the assumption of approximately $13.9 million in decommissioning liability. Oil and gas producing assets were recorded at their estimated fair market value, approximating the value of the decommissioning liabilities assumed, less cash received by the Company of $2.8 million.

During 2002, the Company disposed of certain marine vessels including a jack-up rig, slickline equipment and other various equipment for proceeds of $3.1 million.

During the third quarter of 2001, the Company acquired the assets of Production Well Testers, Inc. (PWT) for approximately $4.9 million in cash. PWT provides production testing services to offshore Gulf of Mexico markets as well as onshore Gulf Coast markets. The business was integrated into TETRA’s Testing & Services Division as part of its production testing operations, enhancing the Division’s production testing presence in Louisiana and expanding operations into the Mississippi, Alabama and the Gulf of Mexico markets.

The Company acquired the assets of Lee Chemical during the fourth quarter of 2001 for approximately $2.7 million in cash. Lee is a producer and distributor of liquid calcium chloride in the U.S. West Coast markets. Also in the fourth quarter of 2001, the Company’s Well Abandonment & Decommissioning Division purchased oil and gas producing properties in exchange for the assumption of approximately $4.5 million of decommissioning liabilities related to the properties and other considerations. As part of that transaction, the Company received approximately $1.7 million of cash to satisfy other working interest owners’ future well abandonment obligations. This cash is reported as restricted cash on the Company’s balance sheet. The oil and gas producing assets were recorded at the future estimated costs to abandon and decommission the properties, net of cash received.

Financing Activities – To fund its capital and working capital requirements, the Company uses cash flow as well as its general purpose, secured, prime rate/LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. In September 2002, the Company amended its credit facility expanding its available line of credit to $95 million. This agreement matures in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured non-recourse financing. TETRA’s credit facility is subject to common financial ratio covenants. These include, among others, a funded debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum, an asset coverage ratio, and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year without receiving a waiver from the lenders. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the Company’s funded debt-to-EBITDA ratio (as defined in the Credit Agreement) improves or deteriorates. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the Company for the sale of assets. As of December 31, 2002, the Company has $6.8 million in letters of credit and $37.0 million in long-term debt outstanding against a $95 million line of credit, leaving a net availability of $51.2 million. The Company believes this new credit facility will meet its foreseeable capital and working capital requirements through December 2004.

The Company’s ability to access its revolving credit line is largely unaffected by fluctuations in its stock price. However, the Company must comply with certain financial ratio covenants in the credit agreement. Significant deterioration of these ratios could result in default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of the outstanding balance under the facility. The Company’s ability to comply with these financial covenants centers largely upon its ability to generate adequate EBITDA (see Item 6, footnote 3 for EBITDA reconciliation and disclosure). Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue. Over the past three years, the Company’s EBITDA increased from $31.4 million in 2000 to $59.4 million in 2001 then dropped to $37.6 million in 2002. During that same period, the Company’s debt decreased from $77.3 million to $37.4 million.

In September 1997, the Company entered into two interest rate swap agreements, each with a nominal amount of $20 million, which were effective January 2, 1998 and expired on January 2, 2003. The interest rate swap agreements provided for the Company to pay interest quarterly at a fixed annual rate of approximately 6.4%, beginning April 2, 1998 and required the issuer to pay interest to the Company calculated on a floating rate based on LIBOR. The Company may execute, if appropriate, a new interest swap agreement in 2003 to hedge its variable rate risk on a portion of its projected debt balance.

In November 2001, the Company announced that its Board of Directors had authorized the repurchase of up to $10 million of its common stock. The Company has repurchased its stock on occasion since that time when it felt that its stock price was undervalued in relation to its peer group, financial position and future growth prospects and, consequently, was a sound investment of its capital. During the year 2002 the Company repurchased 101,200 shares of its stock at a cost of $2.0 million, and in 2001 it repurchased 228,400 shares at a cost of $3.9 million. The Company also received $5.2 million during 2002 from the exercising of stock options by employees.

In addition to the aforementioned revolving credit facility, the Company funds its short-term liquidity requirements from cash generated by operations, short-term vendor financing and, to a minor extent, from leasing with institutional leasing companies. The Company believes its principal sources of liquidity, cash flow from operations, revolving credit facility and other traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least December 2004.

The table below recaps the Company’s contractual cash obligations as of December 31, 2002:

	Payments Due
	Total	2003	2004	2005	2006	2007	Thereafter
	(In Thousands)
Long-term debt	$37,000		$37,000
Capital lease obligations	513	260	206	47
Operating leases	15,429	4,544	3,300	2,225	1,814	1,608	1,938
Maritech decommissioning liability (1)	22,580	2,579	6,989	2,958	–	3,183	6,871
Total contractual cash obligations	$75,522	$7,383	$47,495	$5,230	$1,814	$4,791	$8,809

(1) Decommissioning liabilities must be satisfied within twelve months after an oil and gas property's lease has expired. Lease expiration occurs six months after the last producing well on the lease ceases production. The Company has estimated the timing of these payments based upon anticipated lease expiration dates, which are subject to many changing variables that can influence the ultimate timing of these cash flows. The amounts shown represent the estimated fair values as of December 31, 2002.

Other commercial commitments of the Company as of December 31, 2002 include letters of credit of $6.8 million, all of which will expire within one year.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is subject to market risk exposure related to changes in interest rates on the floating rate portion of its credit facility. These instruments carry interest at an agreed-upon percentage rate spread above LIBOR. At December 31, 2002, the Company had $37.0 million outstanding under its credit facility, all of which was subject to an interest rate swap. The interest rate swap agreements provided the Company with a 6.4% fixed interest rate which mitigated a portion of the Company’s risk against increases in interest rates. These agreements expired on January 2, 2003. The Company has no financial instruments subject to foreign currency fluctuation at December 31, 2002.

The Company has market risk exposure in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and price volatility is expected to continue. The Company’s risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a portion of its oil and gas production. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company adopted this accounting standard, as required, on January 1, 2001.

Item 8. Financial Statements and Supplementary Data.

The financial statements of the Company and its subsidiaries required to be included in this Item 8 are set forth in Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There is no disclosure required by Item 304 of Regulation S-K in this report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions “Election of Directors,” “Information about Continuing Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Securities and Exchange Commission (“Commission”) pursuant to the Securities Exchange Act of 1934 as amended (the “Exchange Act”) within 120 days of the end of the Company’s fiscal year on December 31, 2002.

Item 11. Executive Compensation.

The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions “Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year on December 31, 2002. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company’s proxy statement under the sub-heading “Management and Compensation Committee Report” and “Performance Graph” shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the caption “Beneficial Stock Ownership of Certain Stockholders and Management” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year on December 31, 2002.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the caption “Management and Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement which involves the election of directors and is to be filed with the Commission pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year on December 31, 2002.

Item 14. Controls and Procedures.

The Company’s certifying officers have evaluated the effectiveness of its disclosures and procedures within the last ninety days preceding the date of this report. Based on that review and as of the date of that evaluation, these officers found the Company’s disclosure controls to be adequate, providing an effective means to insure that it timely and accurately discloses the information it is required to disclose under applicable laws and regulations. The Company also made no significant changes in internal controls or any other factors that could affect internal controls since its most recent internal controls evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) List of documents filed as part of this Report

Schedule	Description	Page
II	Valuation and Qualifying Accounts	S-1

All other schedules are omitted as they are not required, or are not applicable, or the required information is included in the financial statements or notes thereto.

3.	List of Exhibits
3.1	(i) Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1(33-33586) and incorporated herein by reference).
3.1

(ii) Certificate of Designation of Series One Junior Participating Preferred Stock of the Company dated October 27, 1998 (filed as an exhibit to the Company's Registration Statement on Form 8-A filed on October 27, 1998 (the "1998 Form 8-A") and incorporated herein by reference).

3.2	Bylaws, as amended (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
4.1

Rights Agreement dated as of October 26, 1998 between the Company and Computershare Investor Services LLC (as successor to Harris Trust & Savings Bank), as Rights Agent (filed as an exhibit to the 1998 Form 8-A and incorporated herein by reference).

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

10.3	1990 Stock option Plan, as amended through January 5, 2001 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4	Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.5	1998 Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.6

Amended and Restated Credit Agreement dated as of December 14, 2001 with Bank of America N.A. (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.7	Letter of Agreement with Gary C. Hanna, dated March, 2002 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.8*	1998 Director Stock Option Plan (As Amended and Restated Effective December 18, 2002)
21*	Subsidiaries of the Company
23*	Consent of Ernst & Young, LLP
99.1*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
99.2*	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

*filed with this report

(b) Form 8-K: None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date: March 27, 2003

By:  /s/Geoffrey M. Hertel

        Geoffrey M. Hertel, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/J. Taft Symonds	Chairman of the Board of Directors	March 27, 2003
J. Taft Symonds

/s/ Geoffrey M. Hertel	President and Director	March 27, 2003
Geoffrey M. Hertel	(Chief Executive Officer)

/s/Joseph M. Abell	Senior Vice President	March 27, 2003
Joseph M. Abell	(Chief Financial Officer)

/s/Ben C. Chambers	Vice President – Accounting	March 27, 2003
Ben C. Chambers	(Principal Accounting Officer)

/s/Bruce A. Cobb	Vice President – Finance	March 27, 2003
Bruce A. Cobb	(Treasurer)

/s/Hoyt Ammidon, Jr.	Director	March 27, 2003
Hoyt Ammidon, Jr.

/s/Paul D. Coombs	Executive Vice President and Director	March 27, 2003
Paul D. Coombs	(Chief Operating Officer)

/s/Ralph S. Cunningham	Director	March 27, 2003
Ralph S. Cunningham

/s/Tom H. Delimitros	Director	March 27, 2003
Tom H. Delimitros

/s/Allen T. McInnes	Director	March 27, 2003
Allen T. McInnes

/s/Kenneth P. Mitchell	Director	March 27, 2003
Kenneth P. Mitchell

/s/K. E. White, Jr.	Director	March 27, 2003
K. E. White, Jr.

CERTIFICATIONS

I, Geoffrey M. Hertel, certify that:

1. I have reviewed this annual report on Form 10-K of TETRA Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/Geoffrey M. Hertel

Geoffrey M. Hertel

President & Chief Executive Officer

I, Joseph M. Abell, certify that:

1. I have reviewed this annual report on Form 10-K of TETRA Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/Joseph M. Abell

Joseph M. Abell

Sr. Vice President & Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders

TETRA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note B to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

ERNST & YOUNG LLP

Houston, Texas

February 24, 2003

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$3,366	$13,115
Restricted cash	1,753	1,726
Trade accounts receivable net of allowance for doubtful accounts of $2,385 in 2002 and $1,768 in 2001	58,544	72,688
Inventories	37,428	37,969
Deferred tax assets	3,284	5,846
Assets held for sale	1,304	2,471
Prepaid expenses and other current assets	7,064	5,003
Total current assets	112,743	138,818

Property, plant and equipment:
Land and building	13,085	12,361
Machinery and equipment	159,291	142,731
Automobiles and trucks	12,312	10,659
Chemical plants	36,135	36,120
O&G producing assets	30,300	14,399
Construction in progress	5,975	11,036
	257,098	227,306
Less accumulated depreciation and depletion	(95,534)	(80,333)
Net property, plant and equipment	161,564	146,973

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $3,540 in 2002 and $3,540 in 2001	24,382	19,613
Patents, trademarks & other intangible assets, net of accumulated amortization of $5,054 in 2002 and $4,221 in 2001	6,471	2,223
Other assets	3,657	3,015
Total other assets	34,510	24,851
	$308,817	$310,642

See Notes to Consolidated Financial Statements

 TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	December 31,
	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$22,893	$35,937
Accrued expenses	17,804	30,847
Current portions of all long-term debt and capital lease obligations	226	428
Total current liabilities	40,923	67,212

Long-term debt, less current portion	37,000	41,000
Capital lease obligations, less current portion	220	473
Deferred income taxes	25,721	22,732
Decommissioning liabilities	20,001	9,631
Other liabilities	800	1,944
Total long-term and other liabilities	83,742	75,780
Commitments and contingencies

Stockholders’ equity:
Common stock, par value $0.01 per share, 40,000,000 shares authorized, with 14,367,239 shares issued and outstanding in 2002 and 13,912,722 shares issued and outstanding in 2001	148	142

Additional paid-in capital	92,702	84,912
Treasury stock, at cost, 437,684 shares in 2002 and 322,400 shares in 2001	(7,313)	(4,986)
Accumulated other comprehensive income	(194)	(2,328)
Retained earnings	98,809	89,910
Total stockholders’ equity	184,152	167,650
	$308,817	$310,642

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$120,258	$149,736	$120,321
Services	122,348	153,702	104,184
Total revenues	242,606	303,438	224,505
Cost of revenues:
Cost of product sales	86,688	109,438	98,036
Cost of services	99,215	108,766	72,776
Total cost of revenues	185,903	218,204	170,812
Gross profit	56,703	85,234	53,693

General and administrative expense	40,360	44,436	37,569
Operating income	16,343	40,798	16,124

Interest expense	(2,886)	(2,491)	(4,187)
Interest income	269	402	441
Other income (expense)	101	(440)	31
Income before taxes	13,827	38,269	12,409
Provision for income taxes	4,928	14,396	4,672
Income before discontinued operations	8,899	23,873	7,737

Discontinued operations:
Income from discontinued operations, net of tax benefits of $7 in 2000	–	–	10
Estimated loss on disposal of discontinued operations, net of tax benefits of $5,374 in 2000	–	–	(14,469)
Loss from discontinued operations	–	–	(14,459)
Net income (loss)	$8,899	$23,873	($6,722)

Net income per share before discontinued operations	$0.63	$1.71	$0.57
Estimated loss per share on disposal of discontinued operations	–	–	(1.06)
Net income (loss) per share	$0.63	$1.71	($0.49)

Average shares	14,228	13,995	13,616

Net income per diluted share, before discontinued operations	$0.60	$1.61	$0.57
Estimated loss per share on disposal of discontinued operations	–	–	(1.06)
Net income (loss) per diluted share	$0.60	$1.61	($0.49)

Average diluted shares	14,895	14,837	13,616

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at December 31, 1999	$136	$77,988	($1,107)	$72,759	($355)	$149,421

Net income (loss) for 2000				(6,722)		(6,722)

Translation adjustment					(546)	(546)
Comprehensive income						(7,268)

Exercise of common stock options	2	1,599				1,601
Balance at December 31, 2000	$138	$79,587	($1,107)	$66,037	($901)	$143,754

Net income for 2001				23,873		23,873

Translation adjustment					(157)	(157)
Derivative income, net of tax					(1,270)	(1,270)
Comprehensive income						22,446

Exercise of common stock options	4	4,098				4,102

Purchase of treasury stock			(3,879)			(3,879)

Tax benefit upon exercise of certain nonqualified and incentive options		1,227				1,227
Balance at December 31, 2001	$142	$84,912	($4,986)	$89,910	($2,328)	$167,650

Net Income for 2002				8,899		8,899

Translation adjustment, net of taxes of $209					998	998
Derivative income, net of tax					1,136	1,136
Comprehensive income						11,033

Exercise of common stock options	6	5,448				5,454

Purchase of treasury stock			(2,327)			(2,327)

Tax benefit upon exercise of certain nonqualified and incentive options		2,342				2,342
Balance at December 31, 2002	$148	$92,702	($7,313)	$98,809	($194)	$184,152

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2002	2001	2000
Operating activities :
Net income (loss)	$8,899	$23,873	($6,722)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	21,241	18,565	15,265
Provision for deferred income taxes	4,869	6,511	1,679
Provision for doubtful accounts	758	1,187	655
Amortization of gain on leaseback	(164)	(312)	(202)
Loss from the disposal of discontinued operations, net of tax	–	–	14,469
(Gain) loss on sale of property, plant and equipment	229	(159)	(29)
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	12,689	(9,878)	(18,514)
Inventories	722	(3,628)	10,473
Prepaid expenses and other current assets	(2,024)	(1,479)	(344)
Trade accounts payable and accrued expenses	(21,863)	14,501	3,686
Decommissioning liabilities	(799)	466	–
Discontinued operations - non-cash charges and working capital changes	807	7,987	2,231
Other	(378)	464	–
Net cash provided by operating activities	24,986	58,098	22,647

Investing activities:
Purchases of property, plant and equipment	(20,145)	(28,340)	(15,992)
Business combinations, net of cash acquired	(11,962)	(7,630)	(6,587)
Proceeds from sale of business	–	–	15,414
Change in restricted cash	(27)	(1,726)	2,000
Decrease (increase) in other assets	(4,360)	144	1,261
Investing activities of discontinued operations	–	–	(222)
Proceeds from sale of property, plant and equipment	3,098	1,416	511
Net cash used in investing activities	(33,396)	(36,136)	(3,615)

Financing activities:
Proceeds from long-term debt and capital lease obligations	30,500	15,592	39,233
Proceeds from leaseback sale	–	–	1,074
Principal payments on long-term debt and capital lease obligations	(34,955)	(31,256)	(58,432)
Repurchase of common stock	(2,041)	(3,879)	–
Proceeds from sale of common stock and exercised stock options	5,157	4,102	1,599
Net cash used in financing activities	(1,339)	(15,441)	(16,526)

Increase (decrease) in cash and cash equivalents	(9,749)	6,521	2,506
Cash and cash equivalents at beginning of period	13,115	6,594	4,088
Cash and cash equivalents at end of period	3,366	13,115	6,594

Supplemental cash flow information:
Capital lease obligations paid	$441	$555	$1,397
Interest paid	2,949	3,161	7,163
Taxes paid	95	5,631	1,389

Supplemental disclosure of non-cash investing & financing activities:
Oil & gas properties acquired through assumption of decommissioning liabilities	$10,863	$4,500	$7,475
Capital lease obligations incurred	–	591	233

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2002

NOTE A – ORGANIZATION AND OPERATIONS OF THE COMPANY

TETRA Technologies, Inc. (“TETRA” or “the Company”) is an oil and gas services company with an integrated calcium chloride and brominated products manufacturing operation that supplies feedstocks to energy markets, as well as other markets. The Company is comprised of three divisions – Fluids, Well Abandonment & Decommissioning and Testing & Services.

The Company’s Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The Division also markets the fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

The Company’s Well Abandonment & Decommissioning Division provides a comprehensive range of services required for the abandonment of depleted oil and gas wells, and the decommissioning of platforms, pipelines and other associated equipment. The Division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in connection with its well abandonment and decommissioning business.

The Company’s Testing & Services Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico and certain Latin American markets. It also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining and exploration and production operations.

TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company or TETRA include TETRA Technologies, Inc. and its subsidiaries. The Company’s corporate headquarters are located at 25025 Interstate 45 North in The Woodlands, Texas. Its phone number is (281) 367-1983, and its website may be accessed at www.tetratec.com. The Company makes available, free of charge on its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after that material is electronically filed with or furnished to the SEC.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company considers all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

Financial Instruments

The fair value of the Company’s financial instruments, which include cash, accounts receivable, short-term borrowings and long-term debt, approximates their carrying amounts. Financial instruments that subject the Company to concentrations of credit risk consist principally of trade receivables with companies in the energy industry. The Company's policy is to evaluate, prior to shipment, each customer's financial condition and determine the amount of open credit to be extended. The Company generally requires appropriate, additional collateral as security for credit amounts in excess of approved limits. The Company’s customers consist primarily of major, well-established oil and gas producers and independents.

The Company’s risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures related to oil and gas production and to reduce the cash flow volatility of its variable rate debt. Interest rate swap contracts provide for the Company to pay a fixed rate of interest and receive a variable rate of interest over the term of the contracts. Oil and gas swap contracts call for the Company to receive a fixed amount and pay a variable amount over the term of the contract. The differential to be paid or received as a result of these changes in the market conditions are accrued and recognized as adjustments to the income statement. The amount of receivable or payable under these contracts are included in other assets or liabilities.

Property, Plant and Equipment

Property, plant, and equipment are stated at the cost of assets acquired. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance are charged to operations as incurred. For financial reporting purposes, the Company provides for depreciation using the straight-line method over the estimated useful lives of assets which are as follows:

Buildings	15 - 25 years
Machinery and equipment	3 - 5 and 10 years
Automobiles and trucks	4 years
Chemical plants	15 years

Certain production equipment and properties are depreciated or depleted based on operating hours or units of production, subject to a minimum amount, because depreciation and depletion occur primarily through use rather than through elapsed time. Depreciation and depletion expense for the years ended December 31, 2002, 2001 and 2000 was $20.4 million, $17.5 million and $14.3 million, respectively.

Interest capitalized for the years ended December 31, 2002, 2001 and 2000 was $0.2 million, $0.5 million and $0.3 million, respectively.

The Company’s Maritech Resources, Inc. subsidiary purchases natural gas and oil properties and assumes the related well abandonment and decommissioning liabilities. The Company follows the successful efforts method of accounting for its investment in natural gas and oil properties. Under the successful efforts method, the costs of successful exploratory wells and leases are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells are capitalized. Other costs such as Geological and Geophysical costs and the drilling costs of unsuccessful exploratory wells are expensed. Maritech’s property purchases are recorded at the value exchanged at closing, combined with an estimate of its proportionate share of the decommissioning liability assumed in the purchase, based upon its working interest ownership percentage. Many of the transactions have been structured so that the estimated fair market value of the natural gas and oil reserves received and recorded equals the amount of its working interest ownership of the well abandonment and decommissioning liabilities recorded, net of any cash received or paid. All capitalized costs are accumulated and recorded separately for each field and allocated to leasehold costs and well costs. Leasehold costs are depleted on a unit of production basis based on the estimated remaining equivalent proved oil and gas reserves of each field. Well costs are depleted on a unit of production basis based on the estimated remaining equivalent proved producing oil and gas reserves of each field. Oil and gas producing assets were depleted at an average rate of $0.92 per MCF equivalent and $1.27 per MCF equivalent for the years ended December 31, 2002 and 2001, respectively. Properties are assessed for impairment in value, with any impairment charged to expense, whenever indicators become evident.

Effective January 1, 2002, the Company changed to the successful efforts method of accounting for activities associated with the natural gas and oil properties. Previously, the Company used the full cost method of accounting in which all the costs associated with acquiring and developing oil and gas properties were capitalized. The Company decided to make this change because accounting under the successful efforts method more accurately depicts the operating profits of the well abandonment and decommissioning and the oil and gas exploitation businesses. Additionally, the Company believes the successful efforts method of accounting is more widely accepted, is preferred by many in the financial community and represents the FASB and SEC’s preferred accounting method for such activities. Had the successful efforts method of accounting been adopted as of January 1, 2000, the reported consolidated net income, earnings per share and consolidated balance sheets for 2000 and 2001 would not have materially changed. The Company has not included supplemental disclosures of a standardized measure of discounted future net cash flows relating to proved reserves or other SFAS 69 disclosures since its oil and gas activities for the periods presented were not significant to the Company’s consolidated activities.

Decommissioning Liability

The Company estimates the third party fair market value (including an estimated profit) to plug and abandon wells, abandon the pipelines, decommission and remove the platforms and clear the sites, and uses that estimate to record its proportionate share of the decommissioning liability. In estimating the decommissioning liabilities, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) TETRA’s out-of-pocket costs then the difference is reported as income (or loss) in the period in which the work is performed. The Company reviews the adequacy of its decommissioning liability whenever indicators suggest that the estimated cash flows underlying the liability have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities recorded, which in turn would increase the carrying values of the related properties. In connection with 2002, 2001 and 2000 natural gas and oil property additions, the Company assumed net abandonment liabilities estimated at approximately $15.0 million, $4.5 million and $9.6 million, respectively. In association with decommissioning work performed, the Company recorded total reductions to the decommissioning liabilities for the years 2002 and 2001 of $5.8 million and $1.3 million, respectively.

Advertising

The Company expenses costs of advertising as incurred. Advertising expense for continuing operations for the years ended December 31, 2002, 2001 and 2000 was $0.7 million, $1.3 million and $3.0 million, respectively.

Intangible Assets

Patents, trademarks and other intangible assets are stated on the basis of cost and are amortized on a straight-line basis over their estimated useful lives, generally ranging from 14 to 20 years. Amortization expense of patents, trademarks and other intangible assets was $0.8 million, $0.5 million, and $0.4 million for the twelve months ended December 31, 2002, 2001 and 2000, respectively, and is included in operating income. The estimated future annual amortization expense of Patents, trademarks and other intangible assets is $0.9 million for 2003, $0.9 million for 2004, $0.8 million for 2005, $0.6 million for 2006, and $0.6 million for 2007.

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. Prior to 2002, goodwill was amortized on a straight-line basis over periods ranging from 20 to 40 years. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 eliminates the requirement to amortize goodwill and certain indefinite-lived intangible assets and instead requires that these items be reviewed for possible impairment at least annually. For purposes of the impairment test, the Reporting Units are the Company’s three business segments: Fluids, Well abandonment & Decommissioning and Testing & Services. The Company has estimated the fair value of each Reporting Unit based upon the future discounted cash flows of the businesses to which goodwill relates and has determined that there is no impairment of the goodwill recorded as of December 31, 2002. The Company performs the impairment test on an annual basis or whenever indicators of impairment are present. The Company has also determined that there is no impairment of other intangible assets recorded as of January 1, 2002 and as of December 31, 2002. The changes in the carrying amount of goodwill by reporting unit for the year ended December 31, 2002, are as follows:

	Fluids	WA&D	Testing & Services	Total

Balance as of December 31, 2001	$4,053	$6,764	$8,796	$19,613
Goodwill acquired during the year	–	–	4,769	4,769

Balance as of December 31, 2002	$4,053	$6,764	$13,565	$24,382

The following table provides pro forma results for the years ended December 31, 2001 and 2000 as if the non-amortization provisions of SFAS 142 had been applied:

	Year Ended December 31,
	2001	2000
	(In Thousands)
Reported net income (loss)	$23,873	($6,722)
Goodwill amortization	505	494
Adjusted net income (loss)	$24,378	($6,228)

Basic earnings per share:
Reported net income (loss)	$1.71	($0.49)
Goodwill amortization	0.04	0.04
Adjusted net income (loss)	$1.75	($0.45)

Diluted earnings per share:
Reported net income (loss)	$1.61	($0.49)
Goodwill amortization	0.03	0.04
Adjusted net income (loss)	$1.64	($0.45)

Long-Lived Assets

The determination of impairment on long-lived assets is conducted periodically when indicators of impairment are present. If such indicators were present, the determination of the amount of impairment would be based on the Company’s judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. The oil and gas industry is cyclical and the Company’s estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. This standard takes into account the differences between financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal and foreign tax laws as well as changes in the Company’s financial condition could affect these estimates.

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

Stock Compensation

The Company accounts for stock-based compensation using the intrinsic value method. Compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Note K to the Consolidated Financial Statements contains a summary of the pro forma effects to reported net income and earnings per share as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date.

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

Revenue Recognition

Revenues are recognized when finished products are shipped to unaffiliated customers or services have been rendered with appropriate provisions for uncollectable accounts. The Company recognizes oil and gas revenue from its interests in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold is not significantly different from the Company’s share of production. The Company recognizes revenue on certain well abandonment and decommissioning projects as it is earned at estimated collectible amounts. Revenue on significant turnkey contracts is recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments are reflected in the period in which such estimates are reviewed. Provisions for estimated losses on such contracts are made in the period such losses are determined.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when the Company believes that the required payment of specific amounts owed to it is not probable.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board released Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” which is required to be adopted by the Company no later than January 1, 2003. SFAS 143 addressed the financial accounting and reporting for obligations and retirement costs related to the retirement of tangible long-lived assets. When an obligation is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. For the Company’s non-oil and gas properties, application of the new rule is expected to result in an increase in net property, plant, and equipment of approximately $1.3 million, recognition of an asset retirement obligation of $3.0 million, recognition of a deferred tax asset of $0.6 million and a cumulative effect of adoption that will reduce net income and shareholders’ equity by $1.1 million. The Company currently records asset retirement obligations associated with its oil and gas properties. Application of the new rule is expected to result in a reduction of the carrying value of oil and gas properties of $1.5 million, a reduction of the recorded decommissioning liabilities of approximately $1.0 million, recognition of a deferred tax asset of $0.2 million and a cumulative effect of adoption that will reduce net income and shareholders’ equity by $0.4 million. The combined effect for all properties of the Company from application of the new rules is expected to result in a decrease in net property, plant, and equipment of approximately $0.2 million, an increase in the asset retirement obligation of approximately $2.0 million, recognition of a deferred tax asset of $0.8 million, and a cumulative effect of adoption that will reduce net income and shareholders’ equity by approximately $1.5 million.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which is effective for the Company beginning January 1, 2002. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions relating to the disposal of a segment of a business of Accounting Principles Board Opinion No. 30. The Company adopted this statement on January 1, 2002 with no resulting effect on reported results for the year 2002.

In July 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability occurs, and that the liability be measured initially at fair value. The liability is adjusted each reporting period for accretion, with a charge to the statement of operations. This statement replaces Emerging Issues Task Force (EITF) issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” The Company will apply SFAS 146 to exit or disposal activities initiated on or after January 1, 2003.

NOTE C – DISCONTINUED OPERATIONS

In the fourth quarter of 2000, the Company commenced its exit from the micronutrients business with the sale of its Mexican subsidiary, Industrias Sulfamex, S.A. de C.V., and the sale of its manganese inventory held by the Company’s U.S. operations. Effective September 30, 2001, the Company sold the remainder of its micronutrients business, except for the Cheyenne, Wyoming facility, which was closed and held for sale at December 31, 2001.

The Company accounted for the micronutrients business as a discontinued operation. The estimated loss on the disposal of the discontinued operations of $14.5 million (net of income tax benefit of $5.4 million) represents the estimated loss on the disposal of the assets of the micronutrients business which was recognized in 2000. The Company also made a provision of $0.2 million for expected losses during the disposition period from October 1, 2000 to September 30, 2001.

Revenues from the discontinued operations were $0.4 million, $17.3 million and $30.6 million in 2002, 2001 and 2000, respectively. Income before taxes, tax provision and net income from discontinued operations for 2002, 2001 and 2000 were not material.

Assets and liabilities of the micronutrients business disposed of, consist of the following at the years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
	(In Thousands)
Accounts receivable	$102	$773
Inventory	–	456
Property, plant and equipment	1,186	1,219
Other assets	16	23
Total assets	1,304	2,471
Current liabilities	51	321
Other liabilities	429	512
Total liabilities	480	833
Net assets	$824	$1,638

The net assets remaining at December 31, 2002 are primarily the Cheyenne, Wyoming facility that is being held for sale. The carrying cost of these assets is below their expected net realizable value.

During the period from January 1, 2001 to September 30, 2001 and for the year ended December 31, 2000, the loss from discontinued operations, net of taxes, included an allocation of interest expense of $0.4 million and $1.4 million, respectively. For the period from the measurement date through the expected divestiture date, the loss from discontinued operations included an allocation of interest expense of $0.9 million. Interest expense allocated to the discontinued operations was based upon borrowings directly attributed to those operations.

NOTE D – ACQUISITIONS AND DISPOSITIONS

In the third quarter of 2002, the Company acquired the assets of Precision Well Testing Company (Precision) for $10.0 million in cash. Precision provides production testing services to the onshore U.S. Gulf Coast and offshore Gulf of Mexico markets. The business has been integrated with TETRA’s Testing & Services Division as part of its production testing operations, supplementing existing operations in Louisiana and South Texas. In addition, in September 2002, the Company acquired the assets of a small onshore well abandonment company for $1.1 million in cash. The business provides onshore well abandonment services to the Eastern Texas and Northern Louisiana markets. This business has been integrated into the Well Abandonment & Decommissioning Division of TETRA.

During the fourth quarter of 2002, the Company purchased oil and gas producing properties from Newfield Exploration in exchange for the assumption of approximately $13.9 million in decommissioning liability. Oil and gas producing assets were recorded at their estimated fair market value, approximating the value of the decommissioning liabilities assumed, less cash received of $2.8 million.

During the third quarter of 2001, the Company acquired certain assets of Production Well Testers, Inc. (PWT) for approximately $4.9 million in cash. PWT provides production testing services to offshore Gulf of Mexico markets as well as onshore Gulf Coast markets. The business was integrated with TETRA’s Testing & Services Division as part of its production testing operations, enhancing the Company’s presence in Louisiana and expanding operations into the Mississippi and Alabama markets and the Gulf of Mexico.

The Company acquired the assets of Lee Chemical during the fourth quarter of 2001 for approximately $2.7 million in cash. Lee is a producer and distributor of liquid calcium chloride in the West Coast markets, and was integrated into our Fluids Division. Also in the fourth quarter, the Company’s Well Abandonment & Decommissioning Division purchased approximately $4.9 million of oil and gas producing properties in exchange for the assumption of the decommissioning liabilities related to the properties and other considerations. As part of that transaction, the Company received approximately $1.7 million of cash to satisfy other working interest owners’ future well abandonment obligations for these properties. The oil and gas producing assets were recorded at the future estimated fair value to abandon and decommission the properties, net of cash received.

In the second quarter of 2000, the Company completed an asset exchange of its trucking operations for certain assets of Key Energy Services. The Company accounted for the exchange of interest as a non-monetary transaction whereby the basis in the exchanged assets became the new basis in the assets received. No gain or loss was recognized as a result of the exchange.

During the fourth quarter of 2000, the Company expanded its Well Abandonment & Decommissioning capacity through the acquisition of the assets of Cross Offshore Corporation, Ocean Salvage Corporation and Cross Marine LLC. The Company paid approximately $6.2 million in cash. The assets purchased complement the Company’s current well abandonment, platform decommissioning and heavy lift operations in the Gulf Coast inland waters and offshore markets. This transaction approximately doubled the offshore rigless well abandonment packages and increased the number of inland water well abandonment packages the Company can provide. It also gave the Company heavy lift capabilities with the acquisition of a heavy lift barge, the Southern Hercules.

Also in the fourth quarter of 2000, the Company purchased, in two separate transactions, oil and gas producing properties in exchange for the assumption of their decommissioning liabilities in the amount of $7.5 million. Oil and gas producing assets were recorded at the future estimated fair value of the decommissioning costs, less cash received of $1.3 million.

All acquisitions by the Company have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a preliminary determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and assessed for impairment whenever indicators are present. Pro forma information for these acquisitions has not been presented as such amounts are not material. The Company has not recorded any goodwill in conjunction with its oil and gas property acquisitions.

NOTE E – LEASES

The Company leases some of its automobiles and trucks, transportation equipment, office space, and machinery and equipment. The automobile and truck leases, which are for three and five years and expire at various dates through 2005, are classified as capital leases. The machinery and equipment leases, which vary from three to five year terms and expire at various dates through 2006, are also classified as capital leases. The office leases, which vary from one to ten year terms that expire at various dates through 2009, and are renewable for three and five year periods at similar terms, are classified as operating leases. Transportation equipment leases expire at various dates through 2007 and are classified as operating leases. The automobile and truck leases, office leases, and machinery and equipment leases require the Company to pay all maintenance and insurance costs.

Property, plant and equipment includes the following amounts for leases that have been capitalized:

	December 31,
	2002	2001
	(In Thousands)
Automobiles and trucks	$3,159	$4,030
Less accumulated amortization	(2,662)	3,140
	$497	$890
Machinery and equipment	22	100
Less accumulated amortization	(9)	(67)
	$13	$33

Amortization of these assets is computed using the straight-line method over the terms of the leases and is included in depreciation and amortization expense.

Future minimum lease payments by year and in the aggregate, under capital leases and non-cancelable operating leases with terms of one year or more consist of the following at December 31, 2002:

	Capital Leases	Operating Leases
	(In Thousands)
2003	$260	$4,544
2004	206	3,300
2005	47	2,225
2006	–	1,814
2007	–	1,608
After 2007	–	1,938
Total minimum lease payments	513	$15,429
Amount representing interest	(67)
Present value of net minimum lease payments	446
Less current portion	(226)

Total long-term portion	$220

Rental expense for all operating leases was $7.7 million, $8.1 million and $6.5 million in 2002, 2001 and 2000, respectively.

NOTE F – INCOME TAXES

The income tax provision attributable to continuing operations for the years ended December 31, 2002, 2001 and 2000, consisted of the following:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Current
Federal	($767)	$5,234	$1,261
State	(345)	477	117
Foreign	1,171	2,174	1,615
	59	7,885	2,993

Deferred
Federal	4,438	5,772	1,528
State	445	454	151
Foreign	(14)	285	–
	4,869	6,511	1,679

Total tax provision	$4,928	$14,396	$4,672

A reconciliation of the provision for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2002, 2001 and 2000 to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Income tax provision computed at statutory federal income tax rates	$4,839	$13,394	$4,219
State income taxes (net of federal benefit)	65	605	177
Nondeductible expenses	362	435	372
Impact of international operations	399	10	304
Other	(737)	(48)	(400)
Total tax provision	$4,928	$14,396	$4,672

Income before taxes, discontinued operations and cumulative effect of accounting change includes the following components:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Domestic	$13,783	$32,888	$11,022
International	44	5,381	1,387
Total	$13,827	$38,269	$12,409

The Company uses the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The Company will establish a valuation allowance, to reduce the deferred tax assets, when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that the Company will be able to realize all of its deferred tax assets. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

Deferred Tax Assets:
	Year Ended December 31,
	2002	2001
	(In Thousands)
Tax inventory over book	$789	$1,679
Allowance for doubtful accounts	984	700
Accruals	10,522	7,912
Foreign tax credit carryforward	435	492
Restructuring charge	–	135
Foreign net operating loss carryforward	342	–
All other	779	942
Total deferred tax assets	13,851	11,860
Valuation reserve	(342)	–
Net deferred tax assets	$13,509	$11,860

Deferred Tax Liabilities:
	Year Ended December 31,
	2002	2001
	(In Thousands)
Excess book over tax basis in PP&E	$33,008	$26,659
Goodwill amortization	1,693	1,534
All other	1,245	553
Total deferred tax liability	35,946	28,746

Net deferred tax liability	$22,437	$16,886

The Company has provided a valuation allowance for an operating loss carryforward in Venezuela, where its operations have decreased due to political uncertainty. The operating loss carryforward will expire by 2005.

NOTE G – ACCRUED LIABILITIES

Accrued liabilities are detailed as follows:

	Year Ended December 31,
	2002	2001
	(In Thousands)
Commissions, royalties and rebates	$49	$173
Compensation and employee benefits	4,819	8,407
Interest expense payable	597	2,457
Oil & gas producing liabilities	1,885	3,755
Other accrued liabilities	3,755	4,588
Decommissioning liability	4,332	4,638
Plant operating costs	–	410
Professional fees	52	711
Restructuring charges	–	360
Taxes payable	1,409	4,308
Transportation and distribution costs	906	1,040
	$17,804	$30,847

NOTE H – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	December 31,
	2002	2001
	(In Thousands)
General purpose revolving line-of-credit for $95 million with interest at LIBOR plus 1.00% - 2.00%. Borrowings as of 12/31/02 accrued interest as LIBOR plus 1.125%.	$37,000	$41,000
Less current portion	–	–

Total long-term debt	$37,000	$41,000

Scheduled maturities for the next three years and thereafter as of December 31, 2002 are as follows (in thousands):

2003	$–
2004	37,000
2005	–
$37,000

The Company has a $95 million credit facility that matures in December 2004 and is secured by accounts receivable, inventories, guarantees of the Company’s domestic subsidiaries and pledges of stock of the Company’s subsidiaries. The facility is subject to common financial ratio covenants. These include, among others, a debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the financial ratios improve or deteriorate. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the sale of assets.

As of December 31, 2002, the Company had $6.8 million in letters of credit and $37.0 million in long-term debt outstanding against a $95 million line of credit, leaving a net availability of $51.2 million. The Company believes this new credit facility will meet all of its capital and working capital requirements through December 2004.

In September 1997, the Company entered into two interest rate swap agreements, each with a nominal amount of $20 million, which were effective January 2, 1998 and expired on January 2, 2003. The interest rate swap agreements provided for the Company to pay interest quarterly at a fixed annual rate of approximately 6.4%, beginning April 2, 1998 and required the issuer to pay the Company at a floating rate based on LIBOR.

NOTE I – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the financial statements.

NOTE J – CAPITAL STOCK

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

NOTE K – STOCK OPTION PLANS

The Company has various stock option plans which provide for the granting of options for the purchase of the Company’s common stock and other performance-based awards to executive officers, key employees, non-executive officers, consultants and directors of the Company. Incentive stock options can vest over a period of up to five years and are exercisable for periods up to ten years.

The TETRA Technologies, Inc. 1990 Stock Option Plan (the “1990 Plan”) was initially adopted in 1985 and subsequently amended to change the name and the number and type of options that could be granted as well as the time period for granting stock options. At December 31, 2002, 3,000,000 shares of common stock have been reserved for grants under the 1990 Plan, of which 190,645 were available for future grants.

The Company has granted performance stock options under the 1990 Plan to certain executive officers. These granted options have an exercise price per share of not less than the market value at the date of issuance and vest in full in no less than five years, subject to earlier vesting as follows: fifty percent of each such option vests immediately if the market value per share of the Company’s common stock is equal to or greater than 150% of the exercise price of the performance option for a period of at least 20 consecutive trading days; and the remaining fifty percent vests immediately if the market value per share is equal to or greater than 200% of the exercise price of the performance option for a period of at least 20 consecutive trading days. These options are immediately exercisable upon vesting; provided, however, that no more than 100,000 shares of Common Stock may be exercised by any individual after vesting in any 90 day period, except in the event of death, incapacity or termination of employment of the holder or the occurrence of a corporate change. Such options must be exercised within three years of vesting or they expire; but, in any event, all options expire eight years from their grant date. At December 31, 2002, 950,000 shares of common stock have been reserved for grants of such performance options under the 1990 Plan, of which 525,000 were available for future grants.

In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the "Directors’ Plan"). The purpose of the Directors’ Plan is to enable the Company to attract and retain qualified individuals who are not employees of the Company to serve as directors. In 1996, the Directors’ Plan was amended to increase the number of shares issuable under automatic grants thereunder. In 1998, the Company adopted the TETRA Technologies, Inc. 1998 Director Stock Option Plan as amended (the “1998 Directors’ Plan”). The purpose of the 1998 Directors’ Plan is to enable the Company to attract and retain qualified individuals to serve as directors of the Company and to align their interests more closely with the Company’s interests. The 1998 Directors’ Plan is funded with treasury stock of the Company and was amended and restated effective December 18, 2002, to increase the number of shares issuable thereunder, change the types of options that may be granted thereunder and to increase the number of shares issuable under automatic grants thereunder. At December 31, 2002, 275,000 shares of common stock have been registered and are reserved for grants, of which 118,684 are available for future grants.

The Company also has a plan designed to award nonqualified stock options to non-executive employees and consultants who are key to the performance of the Company. At December 31, 2002, 750,000 shares of common stock have been registered and are reserved for grants, of which 311,649 are available for future grants.

The following is a summary of stock option activity for the years ended December 31, 2000, 2001 and 2002:

	Shares Under Option (In Thousands)	Weighted Average Option Price Per Share

Outstanding at December 31, 1999	2,225	$13.96

Options granted	582	8.81
Options cancelled	(189)	9.40
Options exercised	(191)	9.99
Outstanding at December 31, 2000	2,427	13.40

Options granted	669	21.83
Options cancelled	(27)	14.17
Options exercised	(422)	8.82
Outstanding at December 31, 2001	2,647	16.27

Options granted	290	20.57
Options cancelled	(584)	24.64
Options exercised	(570)	9.53
Outstanding at December 31, 2002	1,783	$16.38

	Year Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Amounts)
1990 TETRA Technologies, Inc. Employee Plan (as amended)
Maximum number of shares authorized for issuance	3,950	3,950	3,950
Shares reserved for future grants	716	396	740
Shares exercisable at year end	748	880	883
Weighted average exercise price of shares exercisable at year end	$11.64	$10.84	$10.20

Director Stock Option Plans
Maximum number of shares authorized for issuance	275	175	175
Shares reserved for future grants	119	55	79
Shares exercisable at year end	73	54	64
Weighted average exercise price of shares exercisable at year end	$16.79	$11.99	$8.92

All Other Plans
Maximum number of shares authorized for issuance	753	952	702
Shares reserved for future grants	312	300	317
Shares exercisable at year end	111	318	342
Weighted average exercise price of shares exercisable at year end	$20.98	$10.18	$10.09

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$6.88 to $9.80	393	5.1	$7.90	251	$8.18
$10.19 to $16.75	537	6.6	$12.22	486	$12.07
$16.88 to $25.00	853	8.1	$22.91	196	$22.24
	1,783	7.0	$16.38	933	$13.17

Assuming that TETRA had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS 123 and amortized the fair value to expense over the options’ vesting periods, net income and earnings per share would have been as follows:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Amounts)
Net (loss) income - as reported	$8,899	$23,873	($6,722)
Net (loss) income - pro forma	6,748	21,300	(9,022)

Net (loss) income per share - as reported	0.63	1.71	(0.49)
Net (loss) income per share - pro forma	0.47	1.52	(0.66)

Net (loss) income per diluted share - as reported	0.60	1.61	(0.49)
Net (loss) income per diluted share - pro forma	$0.45	$1.44	($0.66)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected stock price volatility 46%, expected life of options 5.0 to 6.0 years, risk-free interest rate 3.0% to 6.0% and no expected dividend yield. The weighted average fair value of options granted during 2002, 2001 and 2000 was $9.04, $7.81 and $3.91 per share, respectively. The pro forma effect on net income for the years presented is not representative of the pro forma effect on net income in future years because of the potential of accelerated vesting of certain options.

NOTE L – 401(k) PLAN

The Company has a 401(k) profit sharing and savings plan (the “Plan”) that covers substantially all employees and entitles them to contribute up to 22% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 50% of each employee’s contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. In addition, the Company can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to the Company’s 401(k) plan was $1.2 million, $1.2 million and $1.0 million in 2002, 2001 and 2000, respectively.

NOTE M – DEFERRED COMPENSATION PLAN

The Company provides its officers, directors and certain key employees with the opportunity to participate in a funded, deferred compensation program. There were twenty-four participants in the program at December 31, 2002. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses the proceeds to purchase life insurance policies on the lives of the participants. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant. The Company separately contracts with the participant to pay benefits substantially equivalent to those from the underlying insurance policy investments. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2002, the amounts payable under the plan approximated the value of the corresponding assets owned by the Company.

NOTE N – DERIVATIVES

The Company’s risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures related to oil and gas production and to reduce the cash flow volatility of its variable rate debt. Under SFAS 137 and 138, all derivative instruments are required to be recognized on the balance sheet at their fair value, and criteria must be established to determine the effectiveness of the hedging relationship. Hedging activities may include hedges of fair value exposures and hedges of cash flow exposures. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying assets, liability or firm commitment being hedged through earnings. Hedges of cash flow exposure are undertaken to hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of shareholders’ equity, and then be reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings. The Company engages primarily in cash flow hedges.

As required by SFAS. 133, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives, strategies for undertaking various hedge transactions and its methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The market value of hedging instruments reflects the Company’s best estimate and is based upon exchange or over-the-counter quotations whenever they are available. Quoted valuations may not be available. Where quotes are not available, the Company utilizes other valuation techniques or models to estimate market values. These modeling techniques require it to make estimations of future prices, price correlation and market volatility and liquidity. The actual results may differ from these estimates, and these differences can be positive or negative.

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by SFAS 133, in managing the volatility of future cash flows associated with its oil and gas production and interest payments on its variable rate debt. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings when the hedged exposure affects earnings (i.e., when interest expense on the debt is accrued). The “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately.

The Company used interest rate swap agreements to decrease the volatility of future cash flows associated with interest payments on its variable rate debt. The Company’s swap agreements provided a fixed interest rate of 6.4% on its credit facility through January 2, 2003. The nominal principle values of these agreements were substantially equal to the outstanding long-term debt balances. Differences between amount paid and amounts received under the contracts were recognized in interest expense.

During the year ended December 31, 2002, the Company entered into two cash flow hedging swap contracts to fix cash flows relating to a portion of the Company’s oil production. Both of these contracts qualify for hedge accounting and terminate in one year. As of December 31, 2002, one contract remains outstanding for 500 barrels of oil per day at $26.17, with a fair market value liability of $212,000. This hedge was highly effective and recorded as a $134,000 loss, net of taxes, in other comprehensive loss within shareholders’ equity.

Subsequent to December 31, 2002, the Company entered into two additional hedge swaps, to fix cash flow relating to the Company’s oil and gas production. An oil hedge contract was executed effective February 21, 2003, for one year, covering 300 barrels per day at $27.96, and a gas hedge contract was executed effective April 1, 2003, for one year, covering 6,000 MMBTU per day at $4.82.

NOTE O – INCOME PER SHARE

The following is a reconciliation of the common shares outstanding with the number of shares used in the computation of income per common and common equivalent share:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Number of weighted average common shares outstanding	14,228	13,995	13,616
Assumed exercise of stock options	667	842	–
Average diluted shares outstanding	14,895	14,837	13,616

NOTE P – INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

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

The Well Abandonment & Decommissioning Division provides a broad array of services required for the abandonment of depleted oil and gas wells and decommissioning of platforms, pipelines and other associated equipment. The division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in its well abandonment and decommissioning business and provides electric wireline and drilling services.

The Company’s Testing & Services Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico and certain Latin American markets. It also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining and offshore exploration and production.

The Company generally evaluates performance and allocates resources based on profit or loss from operations before income taxes and nonrecurring charges, return on investment and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the operating units. “Other” includes corporate expenses, nonrecurring charges and elimination of intersegment revenues.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Testing & Services	Other	Consolidated
	(In Thousands)
2002 Segment Detail
Revenues from external customers
Products	$95,613	$13,886	$10,759	$–	$120,258
Services and rentals	12,444	64,374	45,530	–	122,348
Intersegmented revenues	1,264	298	110	(1,672)	–
Total revenues	109,321	78,558	56,399	(1,672)	242,606

Depreciation and amortization	6,744	6,609	7,409	479	21,241
Interest expense	20	–	–	2,866	2,886
Income (loss) before taxes and discontinued operations	17,642	3,220	6,783	(13,818)	13,827
Total assets	118,937	118,831	69,774	1,275 (2)	308,817
Capital expenditures	2,944	12,687	3,330	1,184	20,145

2001 Segment Detail
Revenues from external customers
Products	125,165	15,722	8,849	–	149,736
Services and rentals	14,531	82,306	56,865	–	153,702
Intersegmented revenues	1,631	492	13	(2,136)	–
Total revenues	141,327	98,520	65,727	(2,136)	303,438

Depreciation and amortization	6,105	6,896	5,059	505	18,565
Interest expense	9	–	–	2,482	2,491
Income (loss) before taxes and discontinued operations (1)	21,226	16,383	18,454	(17,220)	38,843
Total assets	128,581	96,893	67,308	17,860 (2)	310,642
Capital expenditures	4,539	12,575	10,587	639	28,340

2000 Segment Detail
Revenues from external customers
Products	100,632	11,740	7,949	–	120,321
Services and rentals	17,066	48,672	38,446	–	104,184
Intersegmented revenues	1,173	–	–	(1,173)	–
Total revenues	118,871	60,412	46,395	(1,173)	224,505

Depreciation and amortization	6,651	4,253	3,779	582	15,265
Interest expense	8	–	–	4,179	4,187
Income (loss) before taxes and discontinued operations (1)	10,355	4,756	10,415	(12,555)	12,971
Total assets	123,673	75,965	55,922	25,438 (2)	280,998
Capital expenditures	4,810	2,448	8,611	123	15,992

(1) Income before taxes excludes goodwill amortization by segment.

(2) Includes assets held for sale.

Summarized financial information concerning the geographic areas in which the Company operated at December 31, 2002, 2001 and 2000 are presented below:

	Year Ended December 31,
	2002		2001		2000
	(In Thousands)
Revenues from external customers:
U.S.	$208,008		$254,649		$190,709
Europe and Africa	22,393		30,619		17,813
Other	12,205		18,170		15,983
Total	242,606		303,438		224,505

Transfer between geographic areas:
U.S.	366		658		208
Europe and Africa	–		–		–
Other	–		–		–
Eliminations	(366)		(658)		(208)
Total revenues	242,606		303,438		224,505

Identifiable assets:
U.S.	284,431		270,239		248,023
Europe and Africa	24,122		27,455		17,436
Other	16,670		25,564		26,498
Eliminations	(16,406	)(1)	(12,616	)(1)	(10,959	)(1)
Total	$308,817		$310,642		$280,998

(1) Includes assets held for sale.

In 2002, 2001 and 2000, no single customer accounted for more than 10% of the Company's consolidated revenues.

NOTE Q – QUARTERLY FINANCIAL INFORMATION

Summarized quarterly financial data from continuing operations for 2002 and 2001 are as follows:

	Three Months Ended 2002
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenue	$57,801	$62,716	$58,701	$63,388
Gross profit	15,511	16,285	12,685	12,222
Net income (1)	3,683	3,629	1,042	545

Net income per share	$0.26	$0.25	$0.07	$0.05

Net income per diluted share	$0.25	$0.24	$0.07	$0.04

	Three Months Ended 2001
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenue	$72,597	$81,578	$77,376	$71,887
Gross profit	18,952	23,092	22,688	20,502
Net income	5,140	6,742	6,850	5,141

Net income per share	$0.37	$0.48	$0.49	$0.37

Net income per diluted share	$0.35	$0.45	$0.46	$0.35

(1) The Company ceased amortizing goodwill on January 1, 2002 in accordance with its adoption of SFAS 142 (see Note B).

NOTE R – SHARHOLDERS' RIGHTS PLAN

On October 27, 1998, the Board of Directors adopted a stockholder rights plan (the “Rights Plan”) designed to assure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights Plan helps to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying an adequate and fair price in any takeover attempt. The Rights are not presently exercisable and are not represented by separate certificates. The Company is currently not aware of any effort of any kind to acquire control of the Company.

Terms of the Rights Plan provide that each holder of record of an outstanding share of common stock subsequent to November 6, 1998, receive a dividend distribution of one Preferred Stock Purchase Right. The Rights Plan would be triggered if an acquiring party accumulates or initiates a tender offer to purchase 20% or more of the Company’s Common Stock and would entitle holders of the Rights to purchase either the Company’s stock or shares in an acquiring entity at half of market value. Each Right entitles the holder thereof to purchase 1/100 of a share of Series One Junior Participating Preferred Stock for $50.00 per share, subject to adjustment. The Company would generally be entitled to redeem the Rights at $.01 per Right at any time until the tenth day following the time the Rights become exercisable. The Rights will expire on November 6, 2008.

For a more detailed description of the Rights Plan, refer to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 28, 1998.

NOTE S – SUBSEQUENT EVENTS

In January 2003, the Company’s wholly owned subsidiary, Maritech Resources, Inc., purchased oil and gas producing properties in three separate transactions. In the largest of the three acquisitions, Maritech purchased oil and gas producing assets in offshore Gulf of Mexico and onshore Louisiana locations from Dominion Exploration and Production, Inc. in exchange for the assumption of approximately $7.6 million in decommissioning liabilities. Oil and gas producing assets were recorded at their estimated fair market value, approximating the value of the decommissioning liabilities assumed, less cash received of $0.4 million. Maritech also purchased, in two separate transactions, additional working interests in oil and gas properties it currently owns in exchange for the assumption of approximately $1.1 million in decommissioning liabilities. Oil and gas producing assets were recorded at their estimated fair market value, approximating the value of the decommissioning liabilities assumed, less cash received of $0.4 million.

In February 2003, Maritech purchased oil and gas properties in exchange for the assumption of approximately $2.1 million in decommissioning liabilities. These oil and gas properties, located in the offshore Gulf of Mexico, were recorded at their estimated fair market value, approximating the value of the decommissioning liabilities assumed, less cash received of $0.4 million.

TETRA Technologies, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

(In Thousands)

Additions

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions Describe		Balance at End of Period
Year ended December 31, 2000:
Allowance for doubtful accounts	$1,760	$655	$–	($1,487	)(1)	$928

Inventory reserves	$390	$–	($57)	$–		$333

Year ended December 31, 2001:
Allowance for doubtful accounts	$928	$1,187	$41	($388	)(1)	$1,768

Inventory reserves	$333	$31	$698	($70)		$992

Year ended December 31, 2002:
Allowance for doubtful accounts	$1,768	$758	($26)	($115	)(1)	$2,385

Inventory reserves	$992	$–	$–	($725	)(2)	$267

(1) Uncollectible accounts written of, net of recoveries.

(2) Write-off of obsolete and/or worthless inventory.

S-1