Form 10-Q
period 2003-03-31
TETRA TECHNOLOGIES INC
filed 2003-05-15
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

COMMISSION FILE NUMBERS 0-18335

TETRA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2148293
(State of incorporation)	(IRS Employer Identification No.)

25025 Interstate 45 North, The Woodlands, Texas 77380

(Address of principal executive offices and zip code)

(281) 367-1983

(Registrant's telephone number, including area code)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING TWELVE MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [ X ]   NO [   ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [ X ]  NO [   ]

AS OF MARCH 31, 2003, THERE WERE 14,426,210 SHARES OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE, ISSUED AND OUTSTANDING.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Product sales	$34,448	$29,123
Services	30,802	28,678
Total revenues	65,250	57,801

Cost of revenues:
Cost of product sales	24,962	20,597
Cost of services	26,938	21,693
Total cost of revenues	51,900	42,290
Gross profit	13,350	15,511

General and administrative expense	10,797	9,387
Operating income	2,553	6,124

Interest expense, net	208	663
Other income (expense)	583	385
Income before income taxes and cumulative effect of change in accounting principle	2,928	5,846

Provision for income taxes	1,042	2,163

Income before cumulative effect of change in accounting principle	1,886	3,683

Cumulative effect of change in accounting principle, net of taxes	(1,464)	–

Net income	$422	$3,683

Net income per share before cumulative effect of change in accounting principle	$0.13	$0.26
Cumulative effect per share of change in accounting principle	($0.10)	–
Net income per share	$0.03	$0.26
Average shares	14,426	14,117

Net income per diluted share before cumulative effect of change in accounting principle	$0.13	$0.25
Cumulative effect per share of change in accounting principle	($0.10)	–
Net income per diluted share	$0.03	$0.25
Average diluted shares	14,876	14,859

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,092	$3,366
Restricted cash	512	1,753
Trade accounts receivable net of allowance for doubtful accounts of $2,323 in 2003 and $2,385 in 2002	64,854	58,544
Inventories	34,482	37,428
Deferred tax assets	3,116	3,284
Assets held for sale	1,165	1,304
Prepaid expenses and other current assets	7,811	7,064
Total current assets	114,032	112,743

Property, plant and equipment
Land and building	14,899	13,085
Machinery and equipment	160,051	159,291
Automobiles and trucks	12,109	12,312
Chemical plants	36,841	36,135
O&G producing assets	37,892	30,300
Construction in progress	5,402	5,975
	267,194	257,098
Less accumulated depreciation and depletion	(102,197)	(95,534)
Net property, plant and equipment	164,997	161,564

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $3,540 in 2003 and $3,540 in 2002	24,382	24,382
Patents, trademarks and other intangible assets, net of accumulated amortization of $5,288 in 2003 and $5,054 in 2002	6,372	6,471
Other assets	3,144	3,657
Total other assets	33,898	34,510
	$312,927	$308,817

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$23,631	$22,893
Accrued expenses	18,072	17,804
Current portions of all long-term debt and capital lease obligations	209	226
Total current liabilities	41,912	40,923

Long-term debt, less current portion	27,000	37,000
Capital lease obligations, less current portion	171	220
Deferred income taxes	25,347	25,721
Decommissioning liabilities	29,803	20,001
Other liabilities	4,284	800
Total long-term and other liabilities	86,605	83,742

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized with 14,426,210 shares issued and outstanding in 2003 and 14,367,239 shares issued and outstanding in 2002	149	148
Additional paid-in capital	93,189	92,702
Treasury stock, at cost; 439,698 shares in 2003 and 437,684 shares in 2002	(7,354)	(7,313)
Accumulated other comprehensive income	(805)	(194)
Retained earnings	99,231	98,809
Total stockholders' equity	184,410	184,152
	$312,927	$308,817

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating activities:
Net income	$422	$3,683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	7,522	4,704
Provision for deferred income taxes	602	–
Provision for doubtful accounts	(38)	318
Amortization of gain on leaseback	31	367
Gain on sale of property, plant and equipment	(676)	(88)
Cumulative effect of accounting change	1,464	–
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(6,987)	12,422
Inventories	2,946	(1,516)
Prepaid expenses and other current assets	(747)	(1,107)
Trade accounts payable and accrued expenses	2,733	(10,830)
Decommissioning liabilities	742	(2,716)
Discontinued operations: working capital changes	–	478
Other	(250)	(424)
Net cash provided by operating activities	7,764	5,291

Investing activities:
Purchases of property, plant and equipment	(2,867)	(5,895)
Change in restricted cash	1,241	–
Decrease (increase) in other assets	521	(214)
Proceeds from sale of property, plant and equipment	1,686	1,181
Net cash provided (used) by investing activities	581	(4,928)

Financing activities:
Proceeds from long-term debt and capital lease obligations	3,450	–
Principal payments on long-term debt and capital lease obligations	(13,516)	(12,159)
Proceeds from sale of common stock and exercised stock options	447	1,782
Net cash used in financing activities	(9,619)	(10,377)

Decrease in cash and cash equivalents	(1,274)	(10,014)
Cash and cash equivalents at beginning of period	3,366	13,115
Cash and cash equivalents at end of period	$2,092	$3,101

Supplemental cash flow information:
Capital lease obligations paid	66	144
Interest paid	798	740
Taxes (refunded) paid	(277)	139

Supplemental disclosure of non-cash investing and financing activities:
O&G properties acquired through assumption of decomm. liabilities	9,152	–

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

The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

Interest paid on debt during the three months ended March 31, 2003 and 2002 was $0.8 million and $0.7 million, respectively. The difference in interest paid versus interest expense in the current quarter is due to the payment of accrued interest at 6.4% under the interest rate swap agreements that expired at December 31, 2002. The current interest rate is substantially lower than the rate under the expired swap agreements.

Income tax (refunds) payments during the three months ended March 31, 2003 and 2002 were ($0.3) million and $0.1 million, respectively.

Certain previously reported financial information has been reclassified to conform to the current quarter’s presentation.

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

NOTE C – ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” Previously, the Company had not recognized amounts related to asset retirement obligations for its non-oil and gas properties at the time they were incurred. The Company has, since the inception of its E&P business, Maritech, recorded decommissioning liabilities associated with its oil and gas properties at their undiscounted fair value and reported them as decommissioning liabilities on the balance sheet. Under the new accounting method, the Company must now calculate asset retirement obligations as the discounted fair value of future obligations. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The Company operates facilities worldwide in the manufacture, storage, and distribution of its products and services including offshore oil and gas production facilities and equipment. These facilities are a combination of owned and leased assets. The Company is required to take certain actions in connection with the retirement of these assets. The Company has reviewed its obligations in this regard in detail and estimated the cost of these actions to the extent possible. These estimates are the fair values that have been recorded for retiring these long-lived assets. These fair value amounts have been capitalized as part of the cost basis of these assets. The costs are depreciated on a straight-line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties.

The cumulative effect of the change on prior years resulted in a charge to income of $1.5 million (net of income taxes of $0.8 million) ($0.10 per diluted share), which is included in income for the quarter ended March 31, 2003. The effect of the change on the quarter ended March 31, 2003 was to decrease income before the cumulative effect of the accounting change by $ 0.1 million (net of taxes) ($0.01 per diluted share). The pro forma effects, net of taxes, of the application of SFAS 143 if the Statement had been adopted prior to January 1, 2002 (rather than January 1, 2003) are presented below:

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income as reported	$422	$3,683
Additional accretion and depreciation expense	–	(90)
Cumulative effect of accounting change	1,464	–

Pro forma net income	$1,886	$3,593
Pro forma net income per diluted share	$0.13	$0.24

The pro forma asset retirement obligation liability balances if SFAS 143 had been adopted on January 1, 2002 (rather than January 1, 2003) and the changes in the asset retirement obligations are as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Beginning balance for the quarter, as reported	24,333	14,269
Adjustment for initial adoption of SFAS 143	2,029	1,562
Amount of liability at beginning of period, pro forma	26,362	15,831

Activity in the quarter:
Accretion of liability	322	124
Retirement obligations incurred	10,355	–
Settlement of retirement obligations	(1,212)	(2,717)
Ending balance at March 31	35,827	13,238

NOTE D – ACQUISITIONS

During the first quarter of 2003, the Company’s wholly owned subsidiary, Maritech Resources, Inc., purchased oil and gas producing properties in four separate transactions. Maritech purchased oil and gas producing assets in offshore Gulf of Mexico and onshore Louisiana locations in exchange for the assumption of approximately $10.4 million in decommissioning liabilities. Oil and gas producing assets were recorded at their estimated fair market value, approximately the value of the decommissioning liabilities assumed, less cash received of $1.2 million. In addition to these acquisitions, the Company has entered into certain turnkey contracts to provide well abandonment services to various third parties.

NOTE E – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2003	2002
Number of weighted average common shares outstanding	14,426,210	14,116,504
Assumed exercise of stock options	450,032	742,780

Average diluted shares outstanding	14,876,242	14,859,284

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first quarter of 2003, the average market price of $20.58 was used.

NOTE F – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Net income	$422	$3,683
Increase in the fair value if interest rate swap agreement, net of taxes	–	269
Decrease in the fair value of oil and gas swap agreements, net of taxes	(394)	(156)
Foreign currency translation adjustment	(217)	(72)
Comprehensive income (loss)	($189)	$3,724

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

The Well Abandonment & Decommissioning Division provides a broad array of services required for the abandonment of depleted oil and gas wells and decommissioning of platforms, pipelines and other associated equipment. The Division services the onshore, inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in its well abandonment and decommissioning business and provides electric wireline, workover and drilling services.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Testing & Services	Other	Consolidated
	(In Thousands)
Three Months Ended March 31, 2003
Revenues from external customers
Products	$22,933	$9,307	$2,208	$–	$34,448
Services and rentals	3,117	16,021	11,664	–	30,802
Intersegmented revenues	260	22	67	(349)	–
Total revenues	26,310	25,350	13,939	(349)	65,250

Income before taxes and cumulative effect of change in accounting principle	3,283	2,016	977	(3,348)	2,928

Total assets	$115,971	$117,298	$67,851	$11,807	$312,927

Three Months Ended March 31, 2002
Revenues from external customers
Products	$24,101	$2,789	$2,233	$–	$29,123
Services and rentals	3,004	13,645	12,029	–	28,678
Intersegmented revenues	290	54	11	(355)	–
Total revenues	27,395	16,488	14,273	(355)	57,801

Income before taxes	4,431	1,978	3,122	(3,685)	5,846

Total assets	$121,814	$94,220	$62,846	$10,251	$289,131

NOTE H – DERIVATIVES

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

As required by SFAS 133, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives, strategies for undertaking various hedge transactions and its methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

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

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by SFAS 133, in managing the volatility of future cash flows associated with its oil and gas production and interest payments on its variable rate debt. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings when the hedged exposure affects earnings. The “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately.

As shown in the table below, the Company has currently entered into three cash flow hedging swap contracts to fix cash flows relating to a portion of the Company’s oil and gas production.

Quantity	Period	Expiration	Fixed-Price Rate
300 Barrels of oil per day	365 days	November 20, 2003	$26.17
500 Barrels of oil per day	365 days	February 20, 2004	$27.96
6,000 MMBTU of gas per day	365 days	March 31, 2004	$4.82

At March 31, 2003, the aggregate fair market value of these cash flow hedges was a liability of $825,000. These hedges are highly effective and were recorded as a $528,000 loss, net of taxes, in other comprehensive income (loss) within stockholders’ equity, which the Company expects to reclassify to earnings over the next twelve months. There was no material ineffectiveness associated with the cash flow hedges during the period the options were outstanding.

NOTE I – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method. The table below shows the pro forma effect to reported net income and earnings per share as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date and amortize the expense over the option’s vesting period, as required under SFAS 123, amended by SFAS 148:

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)

Net income, as reported	$422	$3,683
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(595)	(523)
Pro forma (loss) net income	($173)	$3,160

Earnings (loss) per share:
Basic - as reported	$0.03	$0.26
Basic - pro forma	($0.01)	$0.22

Diluted - as reported	$0.03	$0.25
Diluted - pro forma	($0.01)	$0.21

Average shares	14,426	14,117
Average diluted shares	14,876	14,859

NOTE J – SUBSEQUENT EVENT

In April, Maritech purchased producing properties in exchange for assuming the related well abandonment and decommissioning liabilities. Although the properties received had no significant future economic value at the time of conveyance, the agreement stipulates that Maritech will be paid cash in addition to the properties, on a turnkey basis by the sellers for the future well abandonment and decommissioning work, as it is performed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to bad debts and impairments of long-lived assets, including goodwill and decommissioning liabilities. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and from changes in the Company’s operating environment. There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates disclosed in its Form 10-K for the year ending December 31, 2002.

Results of Operations

Three months ended March 31, 2003 compared with three months ended March 31, 2002.

Total revenues for the quarter ended March 31, 2003 were $65.3 million compared to $57.8 million in the prior year’s quarter, an increase of 13%. The Fluids Division’s revenues were $26.3 million, a decrease of $1.1 million or 4% from the prior year’s first quarter. This decline reflected the lower activity levels in the offshore U.S. Gulf of Mexico as evidenced by the 9% drop in the average offshore U.S. Gulf of Mexico rig count, as well as reduced activity in the North Sea and Latin American markets. Pricing improvements in some product lines helped to temper this decline in activity. The Well Abandonment & Decommissioning Division had revenues of $25.4 million, representing an increase of $8.9 million or 54% over the prior year’s quarter. The Division benefited from significantly higher oil and gas commodity prices in its Maritech Resources exploitation and production company, production from recent acquisitions of oil and gas properties and increased utilization of its well abandonment equipment due to an increase in third party well abandonment activity and market share gains. The Testing & Services Division’s revenues were $13.9 million, representing a decrease of $0.3 million or 2% from the prior year’s quarter. This decrease is due primarily to a 24% drop in the international testing revenues from slower activity in Mexico and Venezuela. The Division’s U.S. revenues were 8% higher, which helped to offset most of the international decline as the average U.S. gas rig count increased 10% over the prior year’s quarter.

Gross profit for the quarter was $13.4 million, down $2.2 million or 14% from the prior year’s quarter of $15.5 million. Gross profit as a percentage of revenue was 20% versus 27% in the prior year’s quarter. The Fluids Division’s margins, as a percentage of revenue, declined to 25% from 29% a year ago due to lower market activity. The Well Abandonment & Decommissioning Division’s margin percentage declined slightly from the prior year due to higher infrastructure costs and generally lower pricing for its services and equipment. The Company’s heavy lift barge was not in service during the first quarter, but is scheduled to begin work in May. The Testing & Services Division experienced a significant decline in margins as pricing pressures and higher infrastructure costs from previous expansions put downward pressure on margins. In addition, the Norway process services plant had higher labor and associated production costs versus the prior year’s quarter as it continued to process a backlog of lower-margin materials. The Company experienced losses in its Norway process services business in the fourth quarter of 2002 and the first quarter of 2003. Losses are expected to continue at least through the second quarter and possibly into the third quarter of 2003, at which time the old low-margin inventory should be depleted.

General and administrative expenses were $10.8 million, an increase of $1.4 million or 15% versus the prior year. This increase is due primarily to lower costs in the prior quarter due to a recovery of legal fees associated with a long-standing suit settled in 2002, accretion expenses in the current quarter related to asset retirement obligations in accordance with SFAS 143 rules, and higher costs associated with the new Sarbanes-Oxley compliance requirements. As a percentage of revenue, G&A expenses were 17% versus 16% in the prior year’s quarter.

Net interest expense for the quarter was $0.2 million, compared to $0.7 million in the prior year quarter due to a drop in interest rates and average outstanding long-term debt.

Income before cumulative effect of change in accounting principle was $1.9 million compared to $3.7 million in the prior year’s quarter, a decrease of $1.8 million. Net income per diluted share before cumulative effect of change in accounting principle was $0.13 on 14,876,000 average diluted shares outstanding compared to $0.25 on 14,859,000 average diluted shares outstanding in the prior year’s quarter.

In July 2001, the Financial Accounting Standards Board released SFAS 143, “Accounting for Asset Retirement Obligations,” which requires that costs associated with the retirement of tangible long-lived assets be recorded as part of the carrying value of the asset when the obligation is incurred. The Company adopted the provisions of SFAS 143 on January 1, 2003. Prior to 2003, the Company expensed the costs of retiring its non-oil and gas properties at the time of retirement. In addition, prior to 2003 the Company recorded the retirement obligations associated with its oil and gas properties at an undiscounted fair market value. The effect of adopting SFAS 143 was to record a charge of $1.5 million ($0.10 per diluted share), net of taxes of $0.8 million, to expense the costs of retirement obligations associated with the Company’s existing long-lived assets and to accrete the liability to its present value as of January 1, 2003.

Net income for the quarter was $0.4 million compared to $3.7 million in the prior quarter. Net income per diluted share was $0.03 on 14,876,000 average diluted shares outstanding compared to $0.25 on 14,859,000 average diluted shares outstanding in the prior year’s quarter.

Liquidity and Capital Resources

The Company’s investment in working capital, excluding cash, cash equivalents and restricted cash, was $69.5 million at March 31, 2003 compared to $66.7 million at December 31, 2002, an increase of $2.8 million. Accounts receivable increased $7.0 million due primarily to increased revenues over the fourth quarter of 2002. Inventories were down $2.9 million primarily in the domestic fluids and calcium chloride operating units of the Fluids Division as a result of increased sales activity toward the end of the quarter. Accounts payable and accrued expenses were up $2.7 million as a result of the increased activity levels in all three groups.

To fund its capital and working capital requirements, the Company uses internally generated cash flow as well as its general purpose, secured, LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. In September 2002, the Company amended its credit facility expanding its available line of credit to $95 million. This agreement matures in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured non-recourse financing. TETRA’s credit facility is subject to common financial ratio covenants. These include, among others, a funded debt-to-EBITDA ratio (see calculation of EBITDA below), a fixed charge coverage ratio, a tangible net worth minimum, an asset coverage ratio, and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year without receiving a waiver from the lenders. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the Company’s funded debt-to-EBITDA ratio (as defined in the Credit Agreement) improves or deteriorates. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the Company for the sale of assets. As of March 31, 2003, the Company has $9.3 million in letters of credit and $27.0 million in long-term debt outstanding against a $95 million line of credit, leaving a net availability of $58.7 million. The Company believes this new credit facility will meet its foreseeable capital and working capital requirements through December 2004.

Calculation of EBITDA (non-GAAP measure):
	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Income before cumulative effect of change in accounting principle	$1,886	$3,683
D.D.& A. (including accretion expense)	7,522	4,704
Taxes	1,042	2,163
Interest expense, net	208	663
EBITDA	$10,658	$11,213

Cash capital expenditures for the three months ended March 31, 2003 of $2.9 million included the addition of well abandonment and decommissioning equipment, upgrades to existing fluids facilities and transportation equipment, and the successful development and workover costs of certain oil and gas properties. Other cash expenditures included process services and production testing equipment.

During the first quarter of 2003, the Company disposed of certain production testing equipment, oil and gas properties and various equipment in exchange for cash of $1.7 million.

The Company uses hedge agreements for a portion of its oil and gas production to decrease the volatility associated with variable market pricing. At March 31, 2003, the Company had $0.5 million of net losses on derivative instruments recorded in accumulated other comprehensive income on the balance sheet. In accordance with SFAS 133, the Company will transfer this amount to earnings during the next three months. These losses are due to an increase in market prices for crude oil relative to the fixed prices received under the oil hedge.

The Company believes its principal sources of liquidity, cash flow from operations, revolving credit facility and traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least December 2004.

Cautionary Statement for Purposes of Forward Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled “Certain Business Risks” contained in the Company’s report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, its subsidiaries and other related companies are named as defendants in numerous lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

Item 6. Exhibits.

(a) Exhibits:

99.1 Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

A statement of computation of per share earnings is included in Note E of the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into Part II of this report.

(b) Reports on From 8-K:

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: May 15, 2003	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: May 15, 2003	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 15, 2003	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President - Accounting
Principal Accounting Officer

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Geoffrey M. Hertel

Geoffrey M. Hertel

President

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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Joseph M. Abell

Joseph M. Abell

Senior Vice President

Chief Financial Officer