Form 10-Q
period 2003-06-30
TETRA TECHNOLOGIES INC
filed 2003-08-14
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)

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

AS OF JUNE 30, 2003, THERE WERE 14,494,033 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Product sales	$38,212	$28,897	$72,660	$58,020
Services	49,762	33,819	80,564	62,497
Total revenues	87,974	62,716	153,224	120,517

Cost of revenues:
Cost of product sales	27,257	20,731	52,219	41,328
Cost of services	35,990	25,700	62,928	47,393
Total cost of revenues	63,247	46,431	115,147	88,721
Gross profit	24,727	16,285	38,077	31,796

General and administrative expense	14,841	9,878	25,638	19,265
Operating income	9,886	6,407	12,439	12,531

Interest expense, net	69	597	277	1,260
Other income (expense)	(90)	(265)	493	120
Income before taxes and cumulative effect of change in accounting principle	9,727	5,545	12,655	11,391

Provision for income taxes	3,463	1,916	4,505	4,079

Income before cumulative effect of change in accounting principle	6,264	3,629	8,150	7,312

Cumulative effect of change in accounting principle, net of taxes	–	–	(1,464)	–

Net income	$6,264	$3,629	$6,686	$7,312

Net income per share before cumulative effect of change in accounting principle	$0.43	$0.25	$0.56	$0.52
Cumulative effect per share of change in accounting principle	–	–	(0.10)	–
Net income per share	$0.43	$0.25	$0.46	$0.52
Average shares	14,494	14,251	14,460	14,184

Net income per diluted share before cumulative effect of change in accounting principle	$0.41	$0.24	$0.54	$0.49
Cumulative effect per share of change in accounting principle	–	–	(0.10)	–
Net income per diluted share	$0.41	$0.24	$0.44	$0.49
Average diluted shares	15,272	15,093	15,075	14,977

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$621	$3,366
Restricted cash	247	1,753
Trade accounts receivable net of allowance for doubtful accounts of $2,418 in 2003 and $2,385 in 2002	84,316	58,544
Inventories	36,002	37,428
Deferred tax assets	2,642	3,284
Assets held for sale	1,031	1,304
Prepaid expenses and other current assets	9,177	7,064
Total current assets	134,036	112,743

Property, plant and equipment:
Land and building	14,740	13,085
Machinery and equipment	165,091	159,291
Automobiles and trucks	12,453	12,312
Chemical plants	36,841	36,135
O&G producing assets	38,236	30,300
Construction in progress	2,586	5,975
	269,947	257,098
Less accumulated depreciation and depletion	(108,977)	(95,534)
Net property, plant and equipment	160,970	161,564

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $3,540 in 2003 and $3,540 in 2002	24,382	24,382
Patents, trademarks and other intangible assets, net of accumulated amortization of $5,526 in 2003 and $5,054 in 2002	6,135	6,471
Other assets	3,463	3,657
Total other assets	33,980	34,510
	$328,986	$308,817

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30 , 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$31,857	$22,893
Accrued expenses	28,268	17,804
Current portions of all long-term debt and capital lease obligations	198	226
Total current liabilities	60,323	40,923

Long-term debt, less current portion	22,000	37,000
Capital lease obligation, less current portion	125	220
Deferred income taxes	26,832	25,721
Decommissioning liabilities	24,074	20,001
Other liabilities	4,317	800
Total long-term and other liabilities	77,348	83,742

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized with 14,494,033 shares issued and outstanding at June 30, 2003 and 14,367,239 shares issued and outstanding at December 31, 2002	149	148
Additional paid-in capital	94,015	92,702
Treasury stock, at cost; 441,239 shares at June 30, 2003 and 437,684 shares at December 31, 2002	(7,354)	(7,313)
Accumulated other comprehensive income (loss)	(990)	(194)
Retained earnings	105,495	98,809
Total stockholders' equity	191,315	184,152
	$328,986	$308,817

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Operating activities:
Net income	$6,686	$7,312
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	15,356	10,030
Provision for deferred income taxes	2,561	(30)
Provision for doubtful accounts	224	511
Amortization of gain on leaseback	(101)	(451)
Gain on sale of property, plant and equipment	(644)	(113)
Cumulative effect of accounting change	1,464	–
Changes in operating assets and liabilities, net of assets acquired
Trade accounts receivable	(26,711)	8,738
Inventories	1,426	(2,170)
Prepaid expenses and other current assets	(2,164)	(1,591)
Trade accounts payable and accrued expenses	14,320	(4,442)
Decommissioning liabilities	433	(4,506)
Discontinued operations: working capital changes	–	580
Other	151	332
Net cash provided by operating activities	13,001	14,200

Investing activities:
Purchases of property, plant and equipment	(5,766)	(12,272)
Change in restricted cash	1,506	–
Decrease (increase) in other assets	435	(4,629)
Proceeds from sale of property, plant and equipment	1,929	1,276
Net cash used by investing activities	(1,896)	(15,625)

Financing activities:
Proceeds from long-term debt and capital lease obligations	6,850	3,000
Principal payments on long-term debt and capital lease obligations	(21,973)	(12,270)
Proceeds from sale of common stock and exercised stock options	1,273	3,073
Net cash used in financing activities	(13,850)	(6,197)

Decrease in cash and cash equivalents	(2,745)	(7,622)
Cash and cash equivalents at beginning of period	3,366	13,115
Cash and cash equivalents at end of period	$621	$5,493

Supplemental cash flow information:
Capital lease obligations paid	$122	$242
Interest paid	995	1,358
Taxes paid	2,573	1,280

Supplemental disclosure of non-cash investing and financing activities:
O&G properties acquired through assumption of decomm. liabilities	9,427	1,012

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

Interest paid on debt during the six months ended June 30, 2003 and 2002 was $1.0 million and $1.4 million, respectively, with the decrease between periods primarily due to lower debt balances outstanding. Approximately $0.6 million of current period interest payments relates to interest accrued from the prior year. During the prior year period, interest expense reflects the payment of accrued interest at 6.4% under the interest rate swap agreements that expired at December 31, 2002.

Income tax payments during the six months ended June 30, 2003 and 2002 were $2.6 million and $1.3 million, respectively.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable interest owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also effective for the first fiscal year or interim period beginning after June 15, 2003, to VIEs in which a company holds a variable interest that was acquired before February 1, 2003. The guidance regarding this interpretation is extremely complex, however the Company does not believe that it has an interest in a VIE, or that this interpretation will have any impact on the Company’s financial statements.

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

NOTE C – ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” Previously, the Company had not recognized amounts related to asset retirement obligations for its non-oil and gas properties at the time they were incurred. The Company’s wholly owned exploitation and production subsidiary, Maritech Resources, Inc. (“Maritech”), had previously recorded decommissioning liabilities associated with its oil and gas properties at their undiscounted fair value and reported them as decommissioning liabilities on the balance sheet. Under the new accounting method, the Company must now calculate asset retirement obligations as the discounted fair value of future obligations, with the impact of the discount being accreted into earnings over the life of the obligation. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company operates facilities worldwide in the manufacture, storage, and distribution of its products and services, including offshore oil and gas production facilities and equipment. These facilities are a combination of owned and leased assets. The Company is required to take certain actions in connection with the retirement of these assets. The Company has reviewed its obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. These fair value amounts have been capitalized as part of the cost basis of these assets. The costs are depreciated on a straight-line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties.

The cumulative effect of the change on prior years resulted in a charge to income of $1.5 million (net of income taxes of $0.8 million) ($0.10 per diluted share), which is included in income for the six months ended June 30, 2003. The effect of the change on the six months ended June 30, 2003 was to decrease income before the cumulative effect of the accounting change by $0.26 million (net of taxes) ($0.02 per diluted share) due to the resulting accretion and depreciation expense. The pro forma effects, net of taxes, of the application of SFAS 143 if the Statement had been adopted prior to January 1, 2002 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income as reported	$6,264	$3,629	$6,686	$7,312
Additional accretion and depreciation expense	–	(94)	–	(184)
Cumulative effect of accounting change	–	–	1,464	–

Pro forma net income	$6,264	$3,535	$8,150	$7,128

Pro forma net income per diluted share	$0.41	$0.23	$0.54	$0.48

The pro forma asset retirement obligation liability balances computed as if SFAS 143 had been adopted on January 1, 2002 (rather than January 1, 2003) and the changes in the asset retirement obligations as compared to the current year activity are as follows:

	Six Months Ended June 30,
	2003	2002
	(In Thousands)
Beginning balance for the period, as reported	$24,333	$14,269
Impact from adoption of SFAS 143	2,029	1,562
Amount of liability at beginning of period, pro forma	26,362	15,831

Activity in the period:
Accretion of liability	678	247
Retirement obligations incurred	10,618	1,312
Settlement of retirement obligations	(1,504)	(4,806)

Ending balance at June 30	$36,154	$12,584

NOTE D – ACQUISITIONS

During the first quarter of 2003, the Company’s wholly owned subsidiary, Maritech, purchased oil and gas producing properties in four separate transactions. Maritech purchased oil and gas producing assets in offshore Gulf of Mexico and onshore Louisiana locations in exchange for the assumption of approximately $9.0 million in decommissioning liabilities. These oil and gas producing assets were recorded at their estimated fair market value, approximately the value of the decommissioning liabilities assumed, less cash received of $2.7 million.

NOTE E – NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Number of weighted average common shares outstanding	14,494,033	14,251,179	14,460,309	14,184,213
Assumed exercise of stock options	778,101	841,873	614,973	792,600

Average diluted shares outstanding	15,272,134	15,093,052	15,075,282	14,976,813

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first half of 2003, the average market price of $23.94 was used.

NOTE F – COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Net income	$6,264	$3,629	$6,686	$7,312
Increase in the fair value of interest rate swap agreements, net of taxes	–	433	–	703
Decrease in the fair value of oil and gas swap agreements, net of taxes	(432)	(21)	(826)	(178)
Foreign currency translation adjustment	247	401	30	329

Comprehensive income	$6,079	$4,442	$5,890	$8,166

NOTE G – INDUSTRY SEGMENTS

The Company manages its operations through three divisions: Fluids, Well Abandonment & Decommissioning and Testing & Services.

The Company’s Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

The Well Abandonment & Decommissioning Division provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines and other associated equipment. The Division services the onshore Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in its well abandonment and decommissioning business and provides electric wireline, workover and drilling services.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Testing & Services	Other	Consolidated
	(In Thousands)
Three Months Ended June 30, 2003
Revenues from external customers
Products	$24,910	$10,145	$3,157	$–	$38,212
Services and rentals	3,968	33,861	11,933	–	49,762
Intersegmented revenues	361	12	44	(417)	–
Total revenues	29,239	44,018	15,134	(417)	87,974

Income before taxes	3,960	9,686	1,464	(5,383)	9,727

Total assets	$119,529	$132,035	$66,683	$10,739	$328,986

Three Months Ended June 30, 2002
Revenues from external customers
Products	$22,134	$4,113	$2,650	$–	$28,897
Services and rentals	3,117	17,969	12,733	–	33,819
Intersegmented revenues	321	269	12	(602)	–
Total revenues	25,572	22,351	15,395	(602)	62,716

Income before taxes	3,936	1,645	3,337	(3,373)	5,545

Total assets	$123,285	$103,942	$62,382	$13,352	$302,961

Six Months Ended June 30, 2003
Revenues from external customers
Products	$47,843	$19,452	$5,365	$–	$72,660
Services and rentals	7,085	49,882	23,597	–	80,564
Intersegmented revenues	621	34	111	(766)	–
Total revenues	55,549	69,368	29,073	(766)	153,224

Income before taxes and cumulative effect of change in accounting principle	7,243	11,702	2,441	(8,731)	12,655

Total assets	$119,529	$132,035	$66,683	$10,739	$328,986

Six Months Ended June 30, 2002
Revenues from external customers
Products	$46,236	$6,902	$4,882	$–	$58,020
Services and rentals	6,121	31,614	24,762	–	62,497
Intersegmented revenues	611	323	23	(957)	–
Total revenues	52,968	38,839	29,667	(957)	120,517

Income before taxes	8,367	3,622	6,458	(7,056)	11,391

Total assets	$123,285	$103,942	$62,382	$13,352	$302,961

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

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined in SFAS 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings when the hedged exposure affects earnings. The “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately.

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

At June 30, 2003, the aggregate fair market value of these cash flow hedge derivatives was a liability of approximately $1.5 million, which the Company reflects as a current liability. These hedges are highly effective and the impact of cumulative changes in the fair value of the hedge derivative of approximately $1.0 million, net of taxes, is reflected in other comprehensive income (loss) within stockholders’ equity, which the Company expects to reclassify to earnings to be matched with the corresponding future hedged production revenues over the remaining term of the hedge derivatives. To date, there has been no material ineffectiveness associated with the cash flow hedges during the period the swaps have been outstanding.

NOTE I – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation using the intrinsic value method. The table below shows the pro forma effect to reported net income and earnings per share, as required under SFAS 123, amended by SFAS 148, as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date and amortized the expense over the options’ vesting period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$6,264	$3,629	$6,686	$7,312
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(677)	(542)	(1,272)	(1,065)
Pro forma net income	$5,587	$3,087	$5,414	$6,247

Earnings per share:
Basic - as reported	$0.43	$0.25	$0.46	$0.52
Basic - pro forma	$0.39	$0.22	$0.37	$0.44

Diluted - as reported	$0.41	$0.24	$0.44	$0.49
Diluted - pro forma	$0.37	$0.20	$0.36	$0.42

Average shares	14,494	14,251	14,460	14,184
Average diluted shares	15,272	15,093	15,075	14,977

NOTE J – SUBSEQUENT EVENTS

In July 2003, the Company’s wholly owned exploitation and production subsidiary, Maritech, relinquished the production rights of one of its Texas offshore properties. Maritech retained the ownership of the offshore production platform and facilities related to this property, which it currently plans to use to support anticipated future exploitation and production efforts. The Company expects that the future cash flows will be sufficient to recover the carrying value of the asset. The Company will continue to evaluate the realizability of the carrying value of the production platform and facilities in future periods, considering any changes in plans or expectations for the asset.

In August 2003, the Company’s Board of Directors declared a 3-for-2 stock split of the Company’s common stock, to be effected in the form of a stock dividend to be distributed during the third quarter of 2003. Stockholders of record as of August 15, 2003 (the “Record Date”) will be entitled to one additional share of common stock for each two shares held on that date, with fractional shares paid in cash based on the closing price per share of the common stock as reported on the New York Stock Exchange on the Record Date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

In preparing the financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to bad debts and impairments of long-lived assets, including goodwill and decommissioning liabilities. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in the Company’s operating environment. There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates disclosed in its Form 10-K for the year ended December 31, 2002.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Revenues
Fluids	$29,239	$25,572	$55,549	$52,968
Well Abandonment & Decommissioning	44,018	22,351	69,368	38,839
Testing & Services	15,134	15,395	29,073	29,667
Other	(417)	(602)	(766)	(957)
	87,974	62,716	153,224	120,517

Gross Profit
Fluids	7,673	7,797	14,123	15,686
Well Abandonment & Decommissioning	13,599	3,516	18,274	6,868
Testing & Services	3,454	5,005	5,689	9,280
Other	1	(33)	(9)	(38)
	24,727	16,285	38,077	31,796

Three months ended June 30, 2003 compared with three months ended June 30, 2002.

Total consolidated revenues for the quarter ended June 30, 2003 were $88.0 million compared to $62.7 million in the prior year’s quarter, an increase of 40.3%. Consolidated gross profit increased 51.8%, from $16.3 million during the second quarter of 2002 to $24.7 million in the current year’s quarter. Consolidated gross profit as a percent of revenue was 28.1% during the second quarter of 2003, compared to 26.0% during the prior year’s period.

Fluids Division revenues increased $3.7 million or 14.3% from the second quarter of the prior year, as increased product sales volumes and pricing improvements in certain product lines offset an otherwise flat oil and gas industry market compared to last year. Fluids Division gross profit, however, decreased slightly due to an offsetting increase in certain costs, including utilities, payroll and insurance, as well as a more unfavorable mix of products and service revenues. Though Fluids Division revenues and gross profit include sales to a variety of other manufacturing and consumer markets, distribution of the Fluids Division products and services is primarily to energy market customers. Accordingly, future revenue and gross profit levels will continue to be directly affected by the overall energy market activity levels.

The Well Abandonment & Decommissioning (“WA&D”) Division had revenues of $44.0 million, representing an increase of $21.7 million or 96.9% over the prior year’s quarter. The Division generates revenue by performing a broad array of services related to the abandonment of depleted oil and gas wells and platform decommissioning in a variety of Gulf Coast area markets. These activities, particularly the offshore Gulf Coast operations, contributed the most substantial increases compared to the prior year’s quarter by reflecting increased equipment utilization due to an increase in well abandonment and decommissioning activity. Such increases are expected to continue, weather permitting, during the third quarter of 2003. The Company’s decommissioning operations typically cycle down thereafter, from October through April. The Division’s exploitation and production subsidiary, Maritech Resources, Inc. (“Maritech”), benefited from significantly higher oil and gas commodity prices and increased production due to recent producing property acquisitions. To date, oil and gas commodity prices during the third quarter of 2003 continue to be higher than such prices in the prior year. The increased operations activity mentioned above was reflected in the WA&D Division’s gross profit, which increased by $10.1 million during the second quarter of 2003, representing nearly a 300% increase over the second quarter of the prior year.

The Testing & Services Division’s revenues decreased by $0.3 million, or 1.7% from the prior year’s quarter. This decrease is due primarily to a decline in international testing revenues from slower activity, particularly in Mexico and Venezuela. The Division’s U.S. testing revenues were slightly higher, which offset the international decline. Process services revenues declined primarily due to its U.S. operations, which experienced lower demand. The Testing & Services Division experienced a 30.9% decline in overall gross profit as market conditions affected both the level of activity and pricing. In addition, the Norway process services plant had higher labor and associated production costs versus the prior year’s quarter as it continued at a faster pace to process a backlog of lower-margin materials. The Company has experienced losses in its Norway process services business for the past three quarters and future losses are possible until the old low-margin inventory is depleted, which is expected to occur sometime in the third quarter.

General and administrative expenses were $14.8 million during the second quarter of 2003, an increase of $5.0 million or 50.2% compared to the prior year’s quarter. This increase is due to a number of factors, including increased payroll, employee benefit and insurance expenses consistent with the Company’s growth and with industry trends. This increase was also due to unusually low professional services fees in the prior period which reflected the recovery of legal fees associated with a long-standing lawsuit. In addition, the Company reflected accretion expenses in the current year’s quarter related to asset retirement obligations in accordance with SFAS 143 rules. As a percentage of revenue, G&A expenses were 16.9% versus 15.8% in the prior year’s quarter.

Net interest expense for the second quarter of 2003 was $0.07 million, compared to $0.6 million in the prior year’s quarter, due to a drop in interest rates and average outstanding long-term debt. The higher interest rates experienced in the prior year’s period also reflect the impact of the Company’s interest rate swap contract, which expired at the end of 2002.

Net income was $6.3 million during the second quarter compared to $3.6 million in the prior year’s quarter, an increase of $2.6 million. Net income per diluted share was $0.41 on 15,272,134 average diluted shares outstanding compared to $0.24 on 15,093,052 average diluted shares outstanding in the prior year’s quarter.

Six months ended June 30, 2003 compared with six months ended June 30, 2002.

Total consolidated revenues for the six months ended June 30, 2003 were $153.2 million compared to $120.5 million for the first half of 2002, an increase of 27.1%. Consolidated gross profit for the first six months of 2003 was $38.1 million, an increase of $6.3 million, or 19.8%, compared to the prior year’s period. Overall gross profit was 24.9% of revenues during the first six months of 2003, compared to 26.4% in the prior year’s period.

Fluids Division revenues increased $2.6 million during the six month period, or 4.9% from the prior year’s period, as increased product sales volumes and pricing improvements in certain product lines, along with increased filtration service revenue, offset an otherwise flat oil and gas industry market compared to last year. Fluids Division gross profit, however, decreased slightly due to an offsetting increase in certain costs, including utilities, payroll and insurance. Though Fluids Division revenues and gross profit include sales to a variety of other manufacturing and consumer markets, distribution of the Fluids Division products and services are primarily to energy market customers. Accordingly, future revenue and margin levels will continue to be directly affected by the overall energy market activity levels.

The Well Abandonment & Decommissioning Division had revenues of $69.4 million during the first six months of 2003, representing an increase of $30.5 million or 78.6% over the prior year’s period. The Division generates revenue by performing a broad array of services related to the abandonment of depleted oil and gas wells and platform decommissioning in a variety of market regions. Led by the Division’s offshore operations, the WA&D Division’s revenues and profitability increased significantly compared to the prior year’s period by reflecting increased equipment utilization due to an increase in well abandonment and decommissioning activity. The Division’s Maritech exploitation and production subsidiary also generated increased revenue, both from significantly higher oil and gas commodity prices and increased production due to recent producing property acquisitions. To date, oil and gas commodity prices during the third quarter of 2003 continue to be higher than such prices in the prior year. The increased operations activity mentioned above was reflected in the WA&D Division gross profit, which increased by $11.5 million during the first half of 2003 compared to the first half of 2002.

Testing & Services Division revenues decreased by $0.6 million, or 2.0% from the prior year’s period. This decrease is due primarily to a decline in international testing revenues from slower activity in Mexico and Venezuela. The Division’s U.S. testing revenues were 5% higher, which partly offset the international decline. Process services revenues declined primarily due to its U.S. operations, which experienced lower demand. The Testing & Services Division experienced a 38.7% decline in overall gross profit as market conditions affected both activity levels and pricing. In addition, the Norway process services plant had higher labor and associated production costs compared to the first half of the prior year as it continued at a faster pace to process a backlog of lower-margin materials.

General and administrative expenses were $25.6 million during the six months ended June 30, 2003, an increase of $6.4 million, or 33.1%, compared to the prior year’s period. Factors causing the increase in G&A expense include increased payroll, employee benefit and insurance expenses consistent with the Company’s growth and with industry trends. This increase was also due to unusually low professional fees in the prior year period due to a recovery of legal fees associated with a long-standing lawsuit. In addition, the Company reflected accretion expenses in the current year period related to asset retirement obligations in accordance with SFAS 143 rules. As a percentage of revenues, G&A expenses increased from 16.0% of total revenues during the first half of 2002, to 16.7% during the current year’s period.

Net interest expense for the period was $0.3 million during the first six months of 2003 compared to $1.3 million during the prior year period with the decrease due to lower interest rates and a reduced amount of outstanding long-term debt. The higher interest rates reflected in the prior year’s period also reflect the impact of the Company’s interest rate swap contract, which expired at the end of 2002.

Net income before cumulative effect of change in accounting principle was $8.2 million during the six months ended June 30, 2003, compared to $7.3 million in the prior year’s period. Net income per diluted share before cumulative effect of change in accounting principle was $0.54 on 15,075,282 average diluted shares outstanding compared to $0.49 on 14,976,813 average diluted shares outstanding in the prior year’s period.

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

Net income for the six months ended June 30, 2003, was $6.7 million compared to $7.3 million in the prior year’s period, a decrease of $0.6 million. Net income per diluted share was $0.44 on 15,075,282 average diluted shares outstanding compared to $0.49 on 14,976,813 average diluted shares outstanding in the prior year’s period.

Liquidity and Capital Resources

To fund its capital and working capital requirements, the Company uses internally generated cash flow as well as its general purpose, secured, LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. Cash flow from operating activities for the six months ended June 30, 2003 equaled $13.0 million compared to $14.2 million for the six months ended June 30, 2002. The decrease was mainly attributable to an increase in working capital requirements as revenues have grown. In comparing cash flow between the periods, income before the cumulative effect of the change in accounting principle increased by $0.8 million to $8.15 million, and Depreciation, Depletion & Amortization (DD&A) increased by $5.3 million to $15.4 million. DD&A expense has increased primarily due to recent acquisitions of oil and gas properties. Another measure of cash flow that the Company believes is a meaningful measure of performance that is useful to certain investors and lenders is Earnings Before Interest, Taxes, Depreciation, Depletion & Amortization (EBITDA), defined in the table below. EBITDA increased by $5.6 million to $28.3 million for the six months ended June 30, 2003 compared to the comparable period in 2002.

Calculation of EBITDA (non-GAAP measure):
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands)
Income before cumulative effect of change in accounting principle	$6,264	$3,629	$8,150	$7,312
D.D.& A. (including accretion expense)	7,834	5,326	15,356	10,030
Taxes	3,463	1,916	4,505	4,079
Interest expense, net	69	597	277	1,260
EBITDA	$17,630	$11,468	$28,288	$22,681

For the six months ended June 30, 2003, the Company generated cash flow from operating activities of $13.0 million which, combined with existing cash balances, was used to fund a net $13.9 million of financing activities, including the net retirement of $15.1 million of long-term debt. In addition, the Company expended $1.9 million for net investing activities during the six months ended June 30, 2003, including cash capital expenditures of $5.8 million, which included the addition of well abandonment and decommissioning equipment, upgrades to existing fluids facilities and transportation equipment, and the successful development and workover costs of certain oil and gas properties and facilities. Other cash expenditures included process services and production testing equipment. Also during the first half of 2003, the Company disposed of certain production testing equipment, oil and gas properties and other equipment in exchange for cash of $1.9 million.

The Company’s investment in working capital, excluding cash, cash equivalents and restricted cash, was $72.8 million at June 30, 2003 compared to $66.7 million at December 31, 2002, an increase of $6.1 million. Accounts receivable increased $26.7 million primarily due to increased revenues during the second quarter of 2003. Inventories were down $1.4 million primarily in the international fluids unit of the Fluids Division as a result of increased sales activity in certain regions toward the end of the quarter. Accounts payable and accrued expenses increased a combined $14.3 million, primarily due to the Well Abandonment & Decommissioning Division’s increased activity levels and the well plugging and abandonment plans for its Maritech subsidiary.

In September 2002, the Company amended its credit facility expanding its available line of credit to $95 million. This agreement matures in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured non-recourse financing. TETRA’s credit facility is subject to common financial ratio covenants. These include, among others, a funded debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum, an asset coverage ratio, and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year without receiving a waiver from the lenders. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the Company’s funded debt-to-EBITDA ratio (as defined in the Credit Agreement) improves or deteriorates. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the Company for the sale of assets. As of June 30, 2003, the Company has $11.3 million in letters of credit and $22 million in long-term debt outstanding against a $95 million line of credit, leaving a net availability of $61.7 million. The Company believes this new credit facility is adequate to meet its current capital and working capital requirements through December 2004.

The Company uses derivative contract agreements which are effective in hedging a portion of Maritech’s oil and gas production volumes to decrease the volatility associated with variable market pricing. At June 30, 2003, the Company had $0.96 million of derivative market value losses, net of tax, related to future production volumes, which is recorded in accumulated other comprehensive income (loss) on the balance sheet. In accordance with SFAS 133, the Company will transfer this amount to earnings over the remaining term of the derivative contracts. These losses reflect the increased market value of the derivative contract liability due to an increase in market prices for crude oil and natural gas relative to the fixed prices received under the oil and gas hedge contracts.

The Company believes its principal sources of liquidity, cash flow from operations, revolving credit facility and traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least December 2004. Cash flows generated from the Company’s operations will continue to be available for potential further long-term debt reduction as well as for growth opportunities in each of the Company’s operating segments. The Company continues to review potential acquisition opportunities, both internationally as well as domestically, which could be funded using a combination of cash, long-term debt and potentially the issuance of equity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to Market Risk exposures of the Company as disclosed in its Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended), are effective in insuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In connection with the evaluation described above, the Company identified no change in internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 23, 2003, the Company held its annual meeting of stockholders, at which three Class I directors were elected. The nominees for director were Messrs. Paul D. Coombs, Allen T. McInnes, and J. Taft Symonds. Mr. Coombs received 12,936,496 votes for and 832,198 votes withheld. Mr. McInnes received 8,391,348 votes for and 5,377,346 votes withheld. Mr. Symonds received 12,932,533 votes for and 836,161 votes withheld. In addition to the directors elected at the annual meeting, the terms of the following directors continued after the annual meeting: Messrs. Geoffrey M. Hertel, Hoyt Ammidon, Jr., Ralph S. Cunningham, Tom H. Delimitros, Kenneth P. Mitchell and K. E. White, Jr. In addition, the stockholders approved the appointment of Ernst & Young LLP as the independent auditors of the Company, with 13,557,318 votes for, 208,466 votes against and 2,910 votes abstained.

Item 6. Exhibits.

(a) Exhibits:

31.1*	Certification Pursuant to Section 13(a)-14(a) or 15(d)-14(a) of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 13(a)-14(a) or 15(d)-14(a) of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this report

A statement of computation of per share earnings is included in Note E of the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into Part II of this report.

(b) Reports on Form 8-K:

On April 25, 2003, the Company furnished an 8-K in conjunction with its release of earnings results for the first quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: August 14, 2003	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: August 14, 2003	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: August 14, 2003	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President - Accounting
Principal Accounting Officer

Exhibit 31.1

Certification Pursuant to

Section 13(a) or 15(d) of the Exchange Act

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Geoffrey M. Hertel, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2003, of TETRA Technologies, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003

/s/ Geoffrey M. Hertel

Geoffrey M. Hertel

President

Chief Executive Officer

Exhibit 31.2

Certification Pursuant to

Section 13(a) or 15(d) of the Exchange Act

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Jospeh M. Abell, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2003, of TETRA Technologies, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

c) disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 14, 2003

/s/ Joseph M. Abell

Joseph M. Abell

Senior Vice President

Chief Financial Officer

Exhibit 32.1

Certification Pursuant to

18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of TETRA Technologies, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Geoffrey M. Hertel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003

/s/ Geoffrey M. Hertel

Geoffrey M. Hertel

President

Chief Executive Officer

TETRA Technologies, Inc.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

Exhibit 32.2

Certification Pursuant to

18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of TETRA Technologies, Inc. (the “Company”) on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Joseph M. Abell, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 14, 2003

/s/ Joseph M. Abell

Joseph M. Abell

Senior Vice President

Chief Financial Officer

TETRA Technologies, Inc.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.