Form 10-Q
period 2003-09-30
TETRA TECHNOLOGIES INC
filed 2003-11-14
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

AS OF SEPTEMBER 30, 2003, THERE WERE 21,904,272 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Product sales	$32,576	$27,173	$99,871	$80,311
Services	58,494	27,771	137,858	89,019
Total revenues	91,070	54,944	237,729	169,330

Cost of revenues:
Cost of product sales	26,609	20,167	75,649	58,673
Cost of services	45,089	22,984	105,431	69,362
Total cost of revenues	71,698	43,151	181,080	128,035
Gross profit	19,372	11,793	56,649	41,295

General and administrative expense	9,646	10,016	33,707	27,653
Operating income	9,726	1,777	22,942	13,642

Interest expense, net	99	758	376	2,018
Other income (expense)	34	457	501	572
Income before taxes, discontinued operations and cumulative effect of change in accounting principle	9,661	1,476	23,067	12,196
Provision for income taxes	3,198	487	7,940	4,309
Income before discontinued operations and cumulative effect of change in accounting principle	6,463	989	15,127	7,887
Discontinued operations:
Income from discontinued operations, net of taxes	697	53	183	467
Net gain on disposal of discontinued operations, net of taxes	3,585	–	3,585	–
Income from discontinued operations	4,282	53	3,768	467
Net income before cumulative effect of accounting change	10,745	1,042	18,895	8,354
Cumulative effect of change in accounting principle, net of taxes	–	–	(1,464)	–
Net income	$10,745	$1,042	$17,431	$8,354

Basic net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.30	$0.05	$0.70	$0.37
Income from discontinued operations	0.03	–	0.01	0.02
Net gain on disposal of discontinued operations	0.16	–	0.16	–
Cumulative effect of change in accounting principle	–	–	(0.07)	–
Net income	$0.49	$0.05	$0.80	$0.39
Average shares outstanding	21,904	21,262	21,763	21,272

Diluted net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.28	$0.05	$0.66	$0.35
Income from discontinued operations	0.03	–	0.01	0.02
Net gain on disposal of discontinued operations	0.15	–	0.16	–
Cumulative effect of change in accounting principle	–	–	(0.07)	–
Net income	$0.46	$0.05	$0.76	$0.37
Average diluted shares outstanding	23,326	22,127	22,853	22,351

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,053	$2,374
Restricted cash	247	1,753
Trade accounts receivable net of allowance for doubtful accounts of $2,036 in 2003 and $2,355 in 2002	84,174	56,856
Inventories	34,006	36,702
Deferred tax assets	2,044	3,284
Assets of discontinued operations	2,081	16,153
Assets held for sale	1,031	1,304
Prepaid expenses and other current assets	6,397	6,964
Total current assets	145,033	125,390

Property, plant and equipment:
Land and building	14,522	12,761
Machinery and equipment	158,200	151,021
Automobiles and trucks	12,475	12,263
Chemical plants	36,841	36,135
O&G producing assets	39,526	30,300
Construction in progress	1,729	5,974
	263,293	248,454
Less accumulated depreciation and depletion	(114,560)	(93,481)
Net property, plant and equipment	148,733	154,973

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $2,494 in 2003 and $2,494 in 2002	18,326	18,326
Patents, trademarks and other intangible assets, net of accumulated amortization of $5,754 in 2003 and $5,054 in 2002	5,907	6,471
Other assets	3,622	3,657
Total other assets	27,855	28,454
	$321,621	$308,817

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30 , 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$33,457	$22,479
Accrued expenses	26,740	16,356
Liabilities of discontinued operations	117	1,862
Current portion of all long-term debt and capital lease obligations	190	226
Total current liabilities	60,504	40,923

Long-term debt, less current portion	–	37,000
Capital lease obligation, less current portion	84	220
Deferred income taxes	28,790	25,721
Decommissioning liabilities	24,123	20,001
Other liabilities	4,440	800
Total long-term and other liabilities	57,437	83,742

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 22,557,130 shares issued at September 30, 2003 and 22,207,385 shares issued at December 31, 2002	226	222
Additional paid-in capital	95,326	92,628
Treasury stock, at cost; 652,858 shares held at September 30, 2003 and 656,526 shares held at December 31, 2002	(7,354)	(7,313)
Accumulated other comprehensive income (loss)	(758)	(194)
Retained earnings	116,240	98,809
Total stockholders' equity	203,680	184,152
	$321,621	$308,817

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Operating activities:
Net income	$17,431	$8,354
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	22,523	15,304
Loss on relinquishment of property	1,745	–
Provision for deferred income taxes	6,123	(30)
Provision for doubtful accounts	(175)	577
Gain on sale of property, plant and equipment	(727)	(534)
Net gain on disposal of discontinued operations	(3,585)	–
Other non-cash charges and credits	(425)	–
Cumulative effect of accounting change	1,464	–
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(28,060)	21,077
Inventories	2,696	(1,372)
Prepaid expenses and other current assets	500	(857)
Trade accounts payable and accrued expenses	14,700	(17,366)
Decommissioning liabilities	346	(5,471)
Discontinued operations: non cash charges and working capital changes	(611)	(473)
Other	15	(188)
Net cash provided by operating activities	33,960	19,021

Investing activities:
Purchases of property, plant and equipment	(8,490)	(15,990)
Business combinations, net of cash acquired	–	(11,100)
Change in restricted cash	1,506	1,312
Decrease (increase) in other assets	417	(5,015)
Proceeds from sale of subsidiary	17,902	–
Proceeds from sale of property, plant and equipment	2,063	3,081
Investing activities of discontinued operations	(169)	(476)
Net cash provided by (used in) investing activities	13,229	(28,188)

Financing activities:
Proceeds from long-term debt and capital lease obligations	6,855	17,000
Principal payments on long-term debt and capital lease obligations	(44,026)	(18,353)
Repurchase of common stock	–	(1,733)
Proceeds from sale of common stock and exercised stock options	2,661	3,198
Net cash provided by (used in) financing activities	(34,510)	112

Effect of exchange rate changes on cash	–	210
Increase (decrease) in cash and cash equivalents	12,679	(8,845)
Cash and cash equivalents at beginning of period	2,374	12,800
Cash and cash equivalents at end of period	$15,053	$3,955

Supplemental cash flow information:
Interest paid	$1,189	$2,294
Taxes paid	5,110	1,353

Supplemental disclosure of non-cash investing and financing activities:
O&G properties acquired through assumption of decommissioning liabilities	$9,355	$1,012

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2002.

In August 2003, the Company declared a 3-for-2 stock split, which was effected in the form of a stock dividend to all stockholders of record as of August 15, 2003 (the “Record Date”). On August 22, 2003, stockholders received one additional share of common stock for each two shares held on the Record Date, with fractional shares paid in cash based on the closing price per share of the common stock on the Record Date. The accompanying unaudited consolidated financial statements retroactively reflect the effect of the 3-for-2 stock split and, accordingly, all disclosures involving the number of shares of common stock outstanding or issued, and all per share amounts, retroactively reflect the impact of the stock split.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation, except where otherwise noted.

Statements of Cash Flows

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

Interest paid on debt during the nine months ended September 30, 2003 and 2002 was $1.2 million and $2.3 million, respectively, with the decrease between periods primarily due to lower debt balances outstanding. Approximately $0.6 million of current period interest payments relate to interest accrued from the prior year. During the prior year period, interest expense reflects the payment of accrued interest at 6.4% under the interest rate swap agreements that expired at January 3, 2003.

Income tax payments during the nine months ended September 30, 2003 and 2002 were $5.1 million and $1.4 million, respectively.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Number of weighted average common shares outstanding	21,904,272	21,262,281	21,762,516	21,271,589
Assumed exercise of stock options	1,421,989	865,139	1,090,799	1,079,794

Average diluted shares outstanding	23,326,261	22,127,420	22,853,315	22,351,383

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2003, the average market price of $17.90 was used.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method. The table below shows the pro forma effect on reported net income and earnings per share, as required under SFAS 123, amended by SFAS 148, as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date and had amortized the expense over the options’ vesting period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$10,745	$1,042	$17,431	$8,354
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(684)	(546)	(1,956)	(1,611)
Pro forma net income	$10,061	$496	$15,475	$6,743

Earnings per share:
Basic - as reported	$0.49	$0.05	$0.80	$0.39
Basic - pro forma	$0.46	$0.02	$0.71	$0.32

Diluted - as reported	$0.46	$0.05	$0.76	$0.37
Diluted - pro forma	$0.43	$0.02	$0.68	$0.30

Average shares	21,904	21,262	21,763	21,272
Average diluted shares	23,326	22,127	22,853	22,351

New Accounting Pronouncement

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.” Interpretation No. 46 requires a company to consolidate a variable interest entity (“VIE”) if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity’s expected losses if they occur, will receive a majority of the entity’s expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable interest owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also effective for the first fiscal year or interim period beginning after December 15, 2003, to VIEs in which a company holds a variable interest that was acquired before February 1, 2003. The issuance of this interpretation will not have any material impact on the Company’s financial statements.

NOTE B – COMMITMENTS AND CONTINGENCIES

The Company, its subsidiaries and other related companies are named as defendants in numerous lawsuits and as respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

NOTE C – ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations.” Previously, the Company had not recognized amounts related to asset retirement obligations for its non-oil and gas properties at the time they were incurred. The Company’s wholly owned exploitation and production subsidiary, Maritech Resources, Inc. (“Maritech”), had previously recorded decommissioning liabilities associated with its oil and gas properties at their undiscounted fair value and reported them as decommissioning liabilities on the balance sheet. Under the new accounting method, the Company must now calculate asset retirement obligations as the discounted fair value of future obligations, with the difference between the undiscounted and discounted fair value being accreted as an expense over the life of the obligation. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company operates facilities worldwide in the manufacture, storage, and distribution of its products, equipment and inventories, including offshore oil and gas production facilities and equipment. These facilities are a combination of owned and leased assets. The Company is required to take certain actions in connection with the retirement of these assets. The Company has reviewed its obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. These fair value amounts have been capitalized as part of the cost basis of these assets. The costs are depreciated on a straight-line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties.

The cumulative effect of the change on prior years resulted in a charge to income of $1.5 million (net of income taxes of $0.8 million) ($0.07 per diluted share), which is included in income for the nine months ended September 30, 2003. The effect of the change on the nine months ended September 30, 2003 was to decrease income before the cumulative effect of the accounting change by $0.40 million (net of taxes) ($0.02 per diluted share) due to the resulting accretion and depreciation expense. The pro forma effects, net of taxes, of the application of SFAS 143 as if the Statement had been adopted prior to January 1, 2002 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income as reported	$10,745	$1,042	$17,431	$8,354
Additional accretion and depreciation expense	–	(94)	–	(278)
Cumulative effect of accounting change	–	–	1,464	–

Pro forma net income	$10,745	$948	$18,895	$8,076

Pro forma net income per diluted share	$0.46	$0.04	$0.83	$0.36

The pro forma asset retirement obligation liability balances computed as if SFAS 143 had been adopted on January 1, 2002 (rather than January 1, 2003) and the changes in the asset retirement obligations as compared to the current year activity are as follows:

	Nine Months Ended September 30,
	2003	2002
	(In Thousands)
Beginning balance for the period, as reported	$24,333	$14,269
Impact from adoption of SFAS 143	1,999	1,532
Amount of liability at beginning of period, pro forma	26,332	15,801

Activity in the period:
Accretion of liability	1,032	371
Retirement obligations incurred	10,353	1,312
Settlement of retirement obligations	(1,615)	(5,471)

Ending balance at September 30	$36,102	$12,013

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

NOTE E – DISCONTINUED OPERATIONS

In September 2003, the Company sold its wholly owned subsidiary, Damp Rid, Inc. (“Damp Rid”), for total cash proceeds of approximately $19.4 million, subject to certain minor adjustments. Damp Rid markets calcium chloride based desiccant products to retailers. Damp Rid was no longer considered to be a strategic part of the Company’s core businesses. During the third quarter of 2003, the Company reflected a gain on the sale of Damp Rid of approximately $4.9 million, net of tax, for the difference between the sales proceeds and the net carrying value of the subsidiary. Damp Rid was previously reflected as a component of the Company’s Testing & Services Division.

During the third quarter of 2003, the Company also made the decision to dispose of its Norway process services operation, and is seeking to sell the associated facility assets. The Company determined that the Norway process services operations long-term model did not fit its core business strategy. The Company has estimated the fair value of the facility assets and has reflected an impairment of approximately $1.3 million, net of tax, on the assets related to its plans to dispose of the operation. The Norway process services operation was previously reflected as a component of the Company’s Testing & Services Division.

The Company has accounted for its Damp Rid and Norway process services businesses as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations, including its micronutrients business which was discontinued during the fourth quarter of 1999, for each of the periods presented is as follows:

	Three Months Ended September 30,
	2003			2002
	Damp Rid	Norway Process Services	Total Discontinued Operations	Damp Rid	Norway Process Services	Micro-nutrients	Total Discontinued Operations
	(In Thousands)
Revenues	$4,317	$697	$5,014	$3,348	$409	$17	$3,774

Income (loss) before taxes	1,264	(143)	1,121	624	(507)	–	117
Income tax provision (benefit)	474	(50)	424	237	(173)	–	64
Net income (loss)	790	(93)	697	387	(334)	–	53

Gain (loss) from disposal of discontinued operations	7,277	(1,989)	5,288	–	–	–	–
Income tax provision (benefit)	2,399	(696)	1,703	–	–	–	–
Net	4,878	(1,293)	3,585	–	–	–	–

Total discontinued operations, net of taxes	$5,668	$(1,386)	$4,282	$387	$(334)	–	$53

	Nine Months Ended September 30,
	2003			2002
	Damp Rid	Norway Process Services	Total Discontinued Operations	Damp Rid	Norway Process Services	Micro-nutrients	Total Discontinued Operations
	(In Thousands)
Revenues	$9,682	$1,897	$11,579	$8,230	$1,657	$467	$10,354

Income (loss) before taxes	2,229	(1,856)	373	1,419	(643)	–	776
Income tax provision (benefit)	839	(649)	190	538	(229)	–	309
Net income (loss)	1,390	(1,207)	183	881	(414)	–	467

Gain (loss) from disposal of discontinued operations	7,277	(1,989)	5,288	–	–	–	–
Income tax provision (benefit)	2,399	(696)	1,703	–	–	–	–
Net	4,878	(1,293)	3,585	–	–	–	–

Total discontinued operations, net of taxes	$6,268	$(2,500)	$3,768	$881	$(414)	–	$467

NOTE F – COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands)
Net income	$10,745	$1,042	$17,431	$8,354
Increase in the fair value of interest rate swap agreements, net of taxes	–	265	–	968
Increase (decrease) in the fair value of oil and gas swap agreements, net of taxes	760	26	(66)	(152)
Foreign currency translation adjustment	49	(27)	79	302

Comprehensive income	$11,554	$1,306	$17,444	$9,472

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

The Company’s Testing & Services Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico and certain Latin American and Middle Eastern markets. It also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining.

The Company generally evaluates performance and allocates resources based on profit or loss from operations before income taxes and nonrecurring charges, return on investment, and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the operating units. “Other” includes corporate expenses, nonrecurring charges and elimination of intersegmented revenues.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Testing & Services	Other	Consolidated
	(In Thousands)
Three Months Ended September 30, 2003
Revenues from external customers
Products	$22,518	$10,058	$–	$–	$32,576
Services and rentals	3,929	42,800	11,765	–	58,494
Intersegmented revenues	498	–	43	(541)	–
Total revenues	26,945	52,858	11,808	(541)	91,070

Income before taxes, discontinued operations and cumulative effect of change in accounting principle	3,603	7,597	1,666	(3,205)	9,661

Total assets	$113,783	$143,584	$49,674	$14,580	$321,621

Three Months Ended September 30, 2002
Revenues from external customers
Products	$22,898	$4,275	$–	$–	$27,173
Services and rentals	3,291	14,214	10,266	–	27,771
Intersegmented revenues	390	(15)	21	(396)	–
Total revenues	26,579	18,474	10,287	(396)	54,944

Income before taxes and discontinued operations	3,891	565	825	(3,805)	1,476

Total assets	$118,318	$95,344	$53,633	$30,249	$297,544

	Fluids	WA&D	Testing & Services	Other	Consolidated
	(In Thousands)
Nine Months Ended September 30, 2003
Revenues from external customers
Products	$70,361	$29,510	$–	$–	$99,871
Services and rentals	11,014	92,682	34,162	–	137,858
Intersegmented revenues	1,119	34	154	(1,307)	–
Total revenues	82,494	122,226	34,316	(1,307)	237,729

Income before taxes, discontinued operations and cumulative effect of change in accounting principle	11,047	19,299	4,539	(11,818)	23,067

Total assets	$113,783	$143,584	$49,674	$14,580	$321,621

Nine Months Ended September 30, 2002
Revenues from external customers
Products	$69,134	$11,177	$–	$–	$80,311
Services and rentals	9,412	45,828	33,779	–	89,019
Intersegmented revenues	1,001	308	44	(1,353)	–
Total revenues	79,547	57,313	33,823	(1,353)	169,330

Income before taxes and discontinued operations	12,410	4,188	6,461	(10,863)	12,196

Total assets	$118,318	$95,344	$53,633	$30,249	$297,544

NOTE H – DERIVATIVES

The Company has market risk exposure in the sales prices it receives for its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and price volatility is expected to continue. The Company’s risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a significant portion of its oil and gas production. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

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

At September 30, 2003, the aggregate fair market value of these cash flow hedge derivatives was a liability of approximately $0.3 million, which the Company reflects as a current liability. These hedges are highly effective, and the impact of cumulative changes in the fair value of the hedge derivative of approximately $0.2 million, net of taxes, is reflected in other comprehensive income (loss) within stockholders’ equity, which the Company expects to reclassify to earnings to be matched with the corresponding future hedged production revenues over the remaining term of the hedge derivatives. To date, there has been no material ineffectiveness associated with the cash flow hedges during the period the swaps have been outstanding.

NOTE I – RELINQUISHMENT OF OIL AND GAS PROPERTY

In July 2003, the Company’s wholly owned exploitation and production subsidiary, Maritech, relinquished the oil and gas reserve production rights of one of its offshore properties. Subsequently, in August 2003, Maritech participated in the Minerals Management Service’s Western Gulf of Mexico lease sale in which it was the highest bidder and was subsequently awarded a new lease covering the same property. By this action, Maritech enhanced its net revenue interest and extended the time in which it may conduct its operations on the property. Maritech retained the ownership of the offshore production platform and facilities related to this property, which it plans to use to support anticipated future exploitation and production efforts. In connection with the relinquishment of the prior lease, however, Maritech recorded a $1.7 million charge to earnings during the third quarter of 2003 for the net carrying value of the related oil and gas reserves.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands)
Revenues
Fluids	$26,945	$26,579	$82,494	$79,547
Well Abandonment & Decommissioning	52,858	18,474	122,226	57,313
Testing & Services	11,808	10,287	34,316	33,823
Other	(541)	(396)	(1,307)	(1,353)
	91,070	54,944	237,729	169,330

Gross Profit
Fluids	6,547	7,442	20,759	23,242
Well Abandonment & Decommissioning	9,818	2,212	28,094	8,971
Testing & Services	3,005	2,138	7,803	9,119
Other	2	1	(7)	(37)
	19,372	11,793	56,649	41,295

The above information excludes the Damp Rid and Norway process services operations, which have been accounted for as discontinued operations.

Three months ended September 30, 2003 compared with three months ended September 30, 2002.

Total consolidated revenues for the quarter ended September 30, 2003 were $91.1 million compared to $54.9 million in the prior year’s quarter, an increase of 65.8%. Consolidated gross profit increased 64.3%, from $11.8 million during the third quarter of 2002 to $19.4 million in the current year’s quarter. Consolidated gross profit as a percent of revenue was 21.3% during the third quarter of 2003, compared to 21.5% during the prior year’s period.

Fluids Division revenues increased $0.4 million or 1.4% from the third quarter of the prior year as increased chlorides sales revenues (due to higher product pricing) were largely offset by a decline in activity for the completion fluids business due to more competitive pricing and lower demand, particularly internationally, both in the United Kingdom and Norway. Fluids Division gross profit decreased by 12.0% due to weaker demand as well as increasing costs. Though Fluids Division revenues and gross profit include sales to a variety of other industrial and consumer markets, distribution of the Fluids Division products and services is primarily to energy market customers and is particularly affected by drilling activity in the Gulf of Mexico, which was flat during the quarter compared to the prior year period. Future revenue and gross profit levels will continue to be directly affected by overall energy market activity levels.

The Well Abandonment & Decommissioning (“WA&D”) Division generated revenues of $52.9 million compared to $18.5 million in the prior year quarter, representing an increase of $34.4 million or 186.1%. The decommissioning business generated the most significant increase from the prior year quarter, reflecting the higher number of offshore projects. The Division’s decommissioning activities in the Gulf of Mexico, which are largely seasonally driven, typically cycle down from October through April each year. The Division’s well abandonment operations also reflected increased revenues due to increased equipment utilization, despite weather delays caused by Gulf of Mexico storms, similar to the prior year quarter. The Division’s exploitation and production subsidiary, Maritech Resources, Inc. (“Maritech”), benefited from higher oil and gas commodity prices and increased production due to the acquisition of producing properties during late 2002 and early 2003. The increased activity mentioned above was reflected in a 343.8% increase in gross profit compared to the prior year quarter. WA&D gross profit during the quarter included the recognition of a $1.1 million gain from the settlement related to an insurance claim for prior year damages to the Company’s heavy lift barge. Gross profit also includes a $1.7 million charge to earnings related to the relinquishment of a producing property by Maritech, as further discussed in Note I—Relinquishment of Oil and Gas Property, contained in Item 1, Notes to Consolidated Financial Statements.

The Testing & Services Division’s revenues increased 14.8% to $11.8 million during the quarter compared to $10.3 million during the prior year period. This increase is due primarily to the domestic production testing business revenues, which increased due to a higher level of drilling activity compared to the prior year period in the Texas and Louisiana region. Process services revenues also increased, primarily due to higher demand. The Testing & Services Division experienced a 40.6% increase in overall gross profit due to higher activity levels in its businesses. Testing & Services Division information excludes the operations of Damp Rid, Inc. and the Norway process services operation, both of which have been retroactively reflected as discontinued operations.

General and administrative expenses were $9.6 million during the third quarter of 2003, a decrease of $0.4 million or 3.7% compared to the prior year’s quarter. Increases from salaries, insurance and SFAS 143 accretion expenses were offset primarily by reduced employee medical claims during the quarter. Due to general and administrative expenses remaining fairly flat while revenues increased significantly compared to the prior year quarter, general and administrative expenses as a percent of revenue were 10.6% versus 18.2% in the prior year’s quarter.

Net interest expense for the third quarter of 2003 was $0.1 million, compared to $0.8 million in the prior year’s quarter, due to the reduction in the average outstanding balance of long-term debt and a drop in interest rates. As of September 30, 2003, the Company had no balance outstanding on its bank credit facility. The higher interest rates experienced in the prior year’s period also reflect the impact of the Company’s 6.4% interest rate swap contract, which expired after the end of 2002. Interest rates during the current year quarter were approximately 3%.

Net income before discontinued operations was $6.5 million during the third quarter compared to $1.0 million in the prior year’s quarter, an increase of $5.5 million. Net income per diluted share before discontinued operations was $0.28 on 23,326,261 average diluted shares outstanding compared to $0.05 on 22,127,420 average diluted shares outstanding in the prior year’s quarter.

Discontinued operations includes the operations of Damp Rid and the Norway process services operations, along with the after tax gain of $4.9 million from the sale of Damp Rid and the after tax loss of $1.3 million from the asset impairment related to the disposal of the Norway process services facility.

Net income was $10.7 million during the third quarter compared to $1.0 million in the prior year’s quarter. Net income per diluted share was $0.46 on 23,326,261 average diluted shares outstanding compared to $0.05 on 22,127,420 average diluted shares outstanding in the prior year’s quarter.

Nine months ended September 30, 2003 compared with nine months ended September 30, 2002.

Total consolidated revenues for the nine months ended September 30, 2003 were $237.7 million compared to $169.3 million for the first nine months of 2002, an increase of 40.4%. Consolidated gross profit for the first three quarters of 2003 was $56.6 million, an increase of $15.4 million, or 37.2%, compared to the prior year’s period. Overall gross profit was 23.8% of revenues during the first nine months of 2003, compared to 24.4% in the prior year’s period.

Fluids Division revenues increased $2.9 million during the current nine month period, up 3.7% from the prior year’s period, as increased product sales volumes and pricing improvements in certain product lines, along with increased filtration service revenue, offset an otherwise flat oil and gas industry market compared to the prior year period. Fluids Division gross profit, however, decreased due to an offsetting increase in certain costs, including feed stocks, utilities, payroll and insurance. Fluids Division revenues and gross profit include sales to a variety of other manufacturing and consumer markets; however, distribution of the Fluids Division products and services is primarily to energy market customers and is particularly affected by drilling activity in the Gulf of Mexico. Future revenue and margin levels for this division will continue to be directly affected by overall energy market activity levels.

The Well Abandonment & Decommissioning (“WA&D”) Division generated revenues of $122.2 million during the first nine months of 2003, representing an increase of $64.9 million or 113.3% over the prior year’s period. The Division generates revenue by performing a broad array of services related to the abandonment of depleted oil and gas wells and the decommissioning of platforms and pipelines in a variety of market regions. Led by the Division’s offshore and decommissioning operations, the WA&D Division’s revenues and profitability increased significantly compared to the prior year’s period, reflecting increased equipment utilization due to an increase in well abandonment and decommissioning activity. The Division’s Maritech exploitation and production subsidiary also generated increased revenue, both from significantly higher oil and gas commodity prices and increased production due to recent producing property acquisitions. The increased operations activity mentioned above was reflected in the WA&D Division gross profit, which increased by $19.1 million during the first nine months of 2003 compared to the prior year period, a 213.2% increase.

Testing & Services Division revenues increased by $0.5 million during the first nine months of 2003, a 1.5% increase from the prior year period. The Division’s domestic production testing revenues were 8% higher than the prior year, due to a recent increase in drilling activity domestically. This domestic increase more than offset a decline in international production testing revenues. Process services revenues for the first three quarters of 2003 were roughly equal to the prior year period. The Testing & Services Division experienced a 14.4% decline in overall gross profit compared to the prior year period, due to domestic production testing operating cost increases. Testing & Services Division results exclude the operations of Damp Rid, Inc. and the Norway process services operation, both of which have been retroactively reflected as discontinued operations.

General and administrative expenses were $33.7 million during the nine months ended September 30, 2003, an increase of $6.1 million, or 21.9%, compared to the prior year’s period. Factors causing the increase in G&A expense include increased payroll, employee benefit and insurance expenses consistent with the Company’s growth and with industry trends. This increase was also due to unusually low professional fees in the prior year period due to a recovery of legal fees associated with a long-standing lawsuit. In addition, the Company reflected accretion expenses in the current year period related to asset retirement obligations in accordance with SFAS 143 rules. Despite the increase in general and administrative costs during the nine month period, as a percentage of revenues, G&A expenses decreased from 16.3% of total revenues during the first nine months of 2002, to 14.2% during the current year period.

Net interest expense for the period was $0.4 million during the first nine months of 2003 compared to $2.0 million during the prior year period with the decrease due to a reduced amount of outstanding long-term debt and lower interest rates during the current year period. The higher interest rates reflected in the prior year’s period also reflect the impact of the Company’s 6.4% interest rate swap contract, which expired after the end of 2002. Interest rates during the nine months ended September 30, 2003 were approximately 3%.

Net income before discontinued operations and cumulative effect of change in accounting principle was $15.1 million during the nine months ended September 30, 2003, compared to $7.9 million in the prior year period. Net income per diluted share before discontinued operations and cumulative effect of change in accounting principle was $0.66 on 22,853,315 average diluted shares outstanding compared to $0.35 on 22,351,383 average diluted shares outstanding in the prior year’s period.

Discontinued operations includes the operations of Damp Rid and the Norway process services operations, along with the after tax gain of $4.9 million from the sale of Damp Rid and the after tax loss of $1.3 million from the asset impairment related to the disposal of the Norway process services facility.

In July 2001, the Financial Accounting Standards Board released SFAS 143, “Accounting for Asset Retirement Obligations,” which requires that costs associated with the retirement of tangible long-lived assets be recorded as part of the carrying value of the asset when the obligation is incurred. The Company adopted the provisions of SFAS 143 on January 1, 2003. Prior to 2003, the Company expensed the costs of retiring its non-oil and gas properties at the time of retirement. In addition, prior to 2003 the Company recorded the retirement obligations associated with its oil and gas properties at an undiscounted fair market value. The effect of adopting SFAS 143 was to record a charge of $1.5 million ($0.07 per diluted share), net of taxes of $0.8 million, to expense the costs of retirement obligations associated with the Company’s existing long-lived assets and to accrete the liability to its present value as of January 1, 2003.

Net income for the nine months ended September 30, 2003, was $17.4 million compared to $8.4 million in the prior year’s period, an increase of $9.1 million. Net income per diluted share was $0.76 on 22,853,315 average diluted shares outstanding compared to $0.37 on 22,351,383 average diluted shares outstanding in the prior year period.

Liquidity and Capital Resources

As of September 30, 2003, following the sale of its Damp Rid subsidiary, the Company has repaid the entire remaining balance of its existing bank line of credit facility. The Company had unrestricted cash and cash equivalents of $15.1 million, and working capital, excluding cash, cash equivalents and restricted cash of $69.2 million as of September 30, 2003. Given the Company’s financial strength, it continues to seek opportunities to grow its core businesses as well as potentially expand into new oil and gas service businesses through the use of internally generated cash flow as well as the general purpose, secured, LIBOR-based revolving line of credit facility.

Cash flow from operating activities for the nine months ended September 30, 2003 equaled $34.0 million compared to $19.0 million for the nine months ended September 30, 2002, primarily due to the growth of the Company’s operations, particularly its WA&D Division. Income before discontinued operations and the cumulative effect of the change in accounting principle increased by $7.2 million to $15.1 million, and Depreciation, Depletion & Amortization (DD&A) increased by $8.9 million to $24.3 million. DD&A expense has increased primarily due to acquisitions of oil and gas properties which were consummated during early 2003. Another measure of cash flow that the Company believes is a meaningful measure of performance that is useful to certain investors and lenders is Earnings Before Interest, Taxes, Depreciation, Depletion & Amortization (EBITDA), defined in the table below. EBITDA increased by $18.2 million to $47.7 million for the nine months ended September 30, 2003 compared to the comparable period in 2002.

Calculation of EBITDA (non-GAAP measure):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands)
Income before discontinued operations and cumulative effect of change in accounting principle	$6,463	$989	$15,127	$7,887
D.D.& A. (including loss on relinquishment of property)	9,312	5,607	24,268	15,304
Taxes	3,198	487	7,940	4,309
Interest expense, net	99	758	376	2,018
EBITDA	$19,072	$7,841	$47,711	$29,518

The above information excludes Damp Rid and Norway process services operations, which have been accounted for as discontinued operations.

For the nine months ended September 30, 2003, cash flow from operating activities of $34.0 million was used to fund a net $34.5 million of financing activities, including the net retirement of the remaining $37.2 million of long-term bank debt. The sale of the Damp Rid subsidiary generated $17.9 million, net of transaction costs, during the nine month period. In addition, the Company expended cash capital expenditures of $8.5 million, which included the addition of well abandonment and decommissioning equipment, upgrades to existing fluids facilities and transportation equipment, and development and workover costs for certain oil and gas properties and facilities. Other cash expenditures included process services and production testing equipment. Also during the first nine months of 2003, the Company disposed of certain production testing equipment, oil and gas properties and other equipment in exchange for cash of $2.1 million. Additional cash is expected to be generated from the sale of the Company’s Norway process services facility, which is included in assets of discontinued operations on its consolidated balance sheet.

The Company’s investment in working capital, excluding cash, cash equivalents, restricted cash, and assets and liabilities of discontinued operations was $67.3 million at September 30, 2003 compared to $66.0 million at December 31, 2002, an increase of $1.3 million. Accounts receivable increased $28.1 million primarily due to increased revenues during the third quarter of 2003. Inventories were down $2.7 million, primarily in the Fluids Division. Accounts payable and accrued expenses increased a combined $14.7 million, primarily due to the Well Abandonment & Decommissioning Division’s increased activity levels and the well plugging and abandonment plans for its Maritech subsidiary.

The Company’s credit facility provides for an available line of credit of $95 million, which matures in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured nonrecourse financing. TETRA’s credit facility is subject to common financial ratio covenants. These include, among others, a funded debt-to-EBITDA ratio, a fixed charge coverage ratio, a tangible net worth minimum, an asset coverage ratio, and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year without receiving a waiver from the lenders. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate which decreases or increases as the Company’s funded debt-to-EBITDA ratio (as defined in the Credit Agreement) improves or deteriorates. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on sales of assets by the Company. As of September 30, 2003, the Company had none of the $95 million line of credit outstanding and had $11.3 million in letters of credit outstanding, leaving a net availability of $83.7 million.

The Company uses derivative contract agreements, which are effective in hedging a significant portion of Maritech’s oil and gas production volumes, to decrease the volatility associated with variable market pricing. At September 30, 2003, the Company had $0.20 million of derivative market value losses, net of tax, related to future production volumes, which are recorded in accumulated other comprehensive income (loss) on the balance sheet. In accordance with SFAS 133, the Company will transfer this amount to earnings as the underlying oil and gas production volumes are sold over the remaining term of the derivative contracts. These losses reflect the increased market value of the derivative contract liability due to an increase in market prices for crude oil and natural gas relative to the fixed prices received under the oil and gas hedge contracts.

The Company believes its principal sources of liquidity, cash flow from operations, the revolving credit facility and other financing arrangements available to the Company, are adequate to meet its current and anticipated capital and operating requirements through at least December 2004. Cash flows generated from the Company’s operations will be available for growth opportunities in each of the Company’s operating segments. The Company continues to review potential acquisition opportunities, both internationally as well as domestically, which could be funded using a combination of cash, long-term debt, and potentially the issuance of equity.

Cautionary Statement for Purposes of Forward Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled “Certain Business Risks” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to Market Risk exposures of the Company as disclosed in its Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rule 13(a) -15(e) under the Securities Exchange Act of 1934, as amended), are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods. In connection with the evaluation described above, the Company identified no change in internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

(a) Exhibits:

31.1*	Certification Pursuant to Section 13(a) -14(a) or 15(d) -14(a) of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 13(a) -14(a) or 15(d) -14(a) of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this report

A statement of computation of per share earnings is included in Note A of the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into Part II of this report.

(b) Reports on Form 8-K:

On July 28, 2003, the Company furnished an 8-K in conjunction with its release of earnings results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: November 14, 2003	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: November 14, 2003	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: November 14, 2003	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President - Accounting
Principal Accounting Officer

Exhibit 31.1

Certification Pursuant to

Section 13(a) or 15(d) of the Exchange Act

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Geoffrey M. Hertel, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2003, of TETRA Technologies, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) -15(e) and 15d -15(e)) for the registrant and we have:

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

Date: November 14, 2003

/s/ Geoffrey M. Hertel

Geoffrey M. Hertel

President

Chief Executive Officer

Exhibit 31.2

Certification Pursuant to

Section 13(a) or 15(d) of the Exchange Act

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Jospeh M. Abell, certify that:

1. I have reviewed this quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2003, of TETRA Technologies, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) -15(e) and 15d -15(e)) for the registrant and we have:

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

Date: November 14, 2003

/s/ Joseph M. Abell

Joseph M. Abell

Senior Vice President

Chief Financial Officer

Exhibit 32.1

Certification Pursuant to

18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of TETRA Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Geoffrey M. Hertel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003

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

Certification Pursuant to

18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of TETRA Technologies, Inc. (the “Company”) on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Joseph M. Abell, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2003

/s/ Joseph M. Abell

Joseph M. Abell

Senior Vice President

Chief Financial Officer

TETRA Technologies, Inc.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.