Form 10-K/A
period 2002-12-31
TETRA TECHNOLOGIES INC
filed 2004-03-12
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM        TO       .

COMMISSION FILE NUMBER 0-18335

TETRA Technologies, Inc.

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	74-2148293
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

25025 INTERSTATE 45 NORTH, SUITE 600
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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

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

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MARCH 14, 2003 WAS 14,421,637 SHARES.

PART III INFORMATION IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 23, 2003 TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE END OF THE REGISTRANT'S FISCAL YEAR.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of TETRA Technologies, Inc. (the “Company”) for the year ended December 31, 2002 (the “Original Form 10-K”) is to amend the Company’s disclosure regarding the effectiveness of its disclosure controls and procedures pursuant to Item 307 of Regulation S-K to state that the Company’s chief executive officer and chief financial officer determined such controls and procedures to be effective. In accordance with Securities and Exchange Commission Release No. 33-8238 and the amendments to Form 10-K set forth therein, the Company’s disclosure regarding the effectiveness of its disclosure controls and procedures pursuant to Item 307 of Regulation S-K will be set forth in Item 9A rather than Item 14.

This Amendment No. 1 amends and restates in its entirety Part II, Item 14 (now referred to as Item 9A) and Part IV, Item 15(a)(3) of the Original Form 10-K. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures in any way.

PART II

Item 9A. Controls and Procedures.

The Company’s chief executive officer and chief financial officer have evaluated the Company’s disclosure controls and procedures as of December 31, 2002, the end of the period covered by this report. Based upon that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.3+	1990 Stock option Plan, as amended through January 5, 2001 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4+	Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.5+	1998 Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.6

Amended and Restated Credit Agreement dated as of December 14, 2001 with Bank of America N.A. (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.7+	Letter of Agreement with Gary C. Hanna, dated March, 2002 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.8**+	1998 Director Stock Option Plan (As Amended and Restated Effective December 18, 2002).
21**	Subsidiaries of the Company.
23.1**	Consent of Ernst & Young, LLP.
31.1*	Certification Pursuant to Rule 13(a) -14(a) or 15(d) -14(a) of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Furnished Pursuant to Rule 13(a) -14(a) or 15(d) -14(a) of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed with this report

** Previously filed

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date: March 12, 2004

By: /s/Geoffrey M. Hertel

Geoffrey M. Hertel, President and CEO

EXHIBIT INDEX

Exhibit Number

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

10.3+	1990 Stock option Plan, as amended through January 5, 2001 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4+	Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.5+	1998 Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.6

Amended and Restated Credit Agreement dated as of December 14, 2001 with Bank of America N.A. (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).

10.7+	Letter of Agreement with Gary C. Hanna, dated March, 2002 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.8**+	1998 Director Stock Option Plan (As Amended and Restated Effective December 18, 2002).
21**	Subsidiaries of the Company.
23.1**	Consent of Ernst & Young, LLP.
31.1*	Certification Pursuant to Rule 13(a) -14(a) or 15(d) -14(a) of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Furnished Pursuant to Rule 13(a) -14(a) or 15(d) -14(a) of the Exchange Act Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed with this report

** Previously filed

+ Management contract or compensatory plan or arrangement

Exhibit 31.1

Certification Pursuant to

Rule 13(a) - 14(a) or 15(d) - 14(a) of the Exchange Act

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Geoffrey M. Hertel, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of TETRA Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) -15(e) and 15d -15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: March 12, 2004

/s/ Geoffrey M. Hertel

Geoffrey M. Hertel

President

Chief Executive Officer

Exhibit 31.2

Certification Pursuant to

Rule 13(a) - 14(a) or 15(d) - 14(a) of the Exchange Act

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Jospeh M. Abell, certify that:

1. I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of TETRA Technologies, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) -15(e) and 15d -15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

Date: March 12, 2004

/s/ Joseph M. Abell

Joseph M. Abell

Senior Vice President

Chief Financial Officer