Form 10-Q
period 2004-03-31
TETRA TECHNOLOGIES INC
filed 2004-05-06
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

AS OF MARCH 31, 2004, THERE WERE 22,310,565 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Product sales	$41,109	$34,225
Services	28,852	30,267
Total revenues	69,961	64,492

Cost of revenues:
Cost of product sales	32,113	25,612
Cost of services	22,999	25,427
Total cost of revenues	55,112	51,039
Gross profit	14,849	13,453

General and administrative expense	11,934	10,002
Operating income	2,915	3,451

Interest (income) expense, net	(94)	208
Other (income) expense	47	(550)
Income before taxes, discontinued operations and cumulative effect of change in accounting principle	2,962	3,793
Provision for income taxes	1,066	1,338
Income before discontinued operations and cumulative effect of change in accounting principle	1,896	2,455
Loss from discontinued operations, net of taxes	(128)	(569)

Net income before cumulative effect of change in accounting principle	1,768	1,886
Cumulative effect of change in accounting principle, net of taxes	–	(1,464)

Net income	$1,768	$422

Basic net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.09	$0.11
Loss from discontinued operations	(0.01)	(0.02)
Cumulative effect of change in accounting principle	–	(0.07)
Net income	$0.08	$0.02

Average shares outstanding	22,311	21,639

Diluted net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.08	$0.11
Loss from discontinued operations	(0.01)	(0.02)
Cumulative effect of change in accounting principle	–	(0.07)
Net income	$0.07	$0.02

Average diluted shares outstanding	23,710	22,314

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31 , 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,233	$16,677
Restricted cash	–	248
Trade accounts receivable, net of allowance for doubtful accounts of $1,233 in 2004 and $1,323 in 2003	60,079	70,769
Inventories	35,153	35,116
Deferred tax assets	4,068	4,123
Assets of discontinued operations	1,728	1,800
Prepaid expenses and other current assets	6,458	8,068
Total current assets	144,719	136,801

Property, plant and equipment:
Land and building	14,749	14,637
Machinery and equipment	157,832	157,521
Automobiles and trucks	12,890	12,814
Chemical plants	37,108	37,108
Oil and gas properties	42,743	39,886
Construction in progress	1,285	822
	266,607	262,788
Less accumulated depreciation and depletion	(124,087)	(118,690)
Net property, plant and equipment	142,520	144,098

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $2,494	18,326	18,326
Patents, trademarks and other intangible assets, net of accumulated amortization of $6,198 in 2004 and $5,975 in 2003	5,465	5,686
Other assets	5,396	4,688
Total other assets	29,187	28,700
	$316,426	$309,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$23,486	$18,316
Accrued liabilities	22,551	25,142
Liabilities of discontinued operations	640	1,223
Current portion of capital lease obligations	8	8
Total current liabilities	46,685	44,689

Capital lease obligation, less current portion	2	4
Deferred income taxes	21,685	21,614
Decommissioning liabilities	28,534	27,936
Other liabilities	4,751	4,587
Total long-term and other liabilities	54,972	54,141

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 40,000,000 shares authorized; 22,932,588 shares issued at March 31, 2004 and 22,743,530 shares issued at December 31, 2003	229	227
Additional paid-in capital	101,737	98,256
Treasury stock, at cost; 622,023 shares held at March 31, 2004 and 635,332 shares held at December 31, 2003	(8,348)	(7,153)
Accumulated other comprehensive income (loss)	(1,090)	(1,034)
Retained earnings	122,241	120,473
Total stockholders' equity	214,769	210,769
	$316,426	$309,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$1,768	$422
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	6,372	7,322
Provision for deferred income taxes	126	602
Provision for doubtful accounts	(87)	(38)
Gain on sale of property, plant and equipment	(73)	(676)
Other non-cash charges and credits	(29)	(31)
Cumulative effect of accounting change	–	1,464
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	11,175	(6,609)
Inventories	(37)	3,029
Prepaid expenses and other current assets	1,610	(766)
Trade accounts payable and accrued liabilities	3,509	3,181
Decommissioning liabilities	(6)	742
Discontinued operations: non-cash charges and working capital changes	(511)	308
Other	(224)	(188)
Net cash provided by operating activities	23,593	8,762

Investing activities:
Purchases of property, plant and equipment	(4,267)	(2,814)
Change in restricted cash	248	1,241
Decrease (increase) in other assets	(401)	521
Proceeds from sale of property, plant and equipment	54	1,686
Investing activities of discontinued operations	–	(53)
Net cash provided by (used in) investing activities	(4,366)	581

Financing activities:
Proceeds from long-term debt and capital lease obligations	–	3,450
Principal payments on long-term debt and capital lease obligations	(2)	(13,516)
Repurchase of common stock	(828)	–
Proceeds from sale of common stock and exercised stock options	2,159	447
Net cash provided by (used in) financing activities	1,329	(9,619)

Increase (decrease) in cash and cash equivalents	20,556	(276)
Cash and cash equivalents at beginning of period	16,677	2,374
Cash and cash equivalents at end of period	$37,233	$2,098

Supplemental cash flow information:
Interest paid	$–	$798
Taxes paid (refunded)	273	(277)

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$–	$9,152

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of TETRA Technologies, Inc. and its subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2003.

Certain previously reported financial information has been reclassified to conform to the current year period's presentation. The impact of such reclassifications was not significant to the prior year period's overall presentation, except where otherwise noted.

Statements of Cash Flows

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments with a maturity of three months or less to be cash equivalents.

Interest paid on debt during the three months ended March 31, 2004 and 2003 was $0.0 million and $0.8 million, respectively, with the decrease between periods due to lower debt balances outstanding.

Income tax payments (refunds) during the three months ended March 31, 2004 and 2003 were $0.3 million and ($0.3) million, respectively.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2004	2003

Number of weighted average common shares outstanding	22,310,565	21,639,315
Assumed exercise of stock options	1,399,825	675,048

Average diluted shares outstanding	23,710,390	22,314,363

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2004, the average market price of $25.73 was used.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method. The table below shows the pro forma effect on reported net income and earnings per share, as required under Statement of Financial Accounting Standards ("SFAS") No. 123, amended by SFAS No. 148, as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date and had amortized the expense over the options' vesting period.

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$1,768	$422

Stock-based employee compensation expense in reported net income, net of related tax effects	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(578)	(595)

Pro forma net income	$1,190	$(173)

Earnings per share:
Basic - as reported	$0.08	$0.02
Basic - pro forma	$0.05	$(0.01)

Diluted - as reported	$0.07	$0.02
Diluted - pro forma	$0.05	$(0.01)

Average shares	22,311	21,639
Average diluted shares	23,710	22,314

NOTE B – DISCONTINUED OPERATIONS

In September 2003, the Company sold its wholly owned subsidiary, Damp Rid, Inc. ("Damp Rid"), for total cash proceeds of approximately $19.4 million. Damp Rid markets calcium chloride based desiccant products to retailers. Damp Rid was no longer considered to be a strategic part of the Company's core businesses. Damp Rid was previously reflected as a component of the Company's Testing & Services Division.

During the third quarter of 2003, the Company also made the decision to dispose of its Norwegian process services operation, and began seeking to sell the associated facility assets. The Company determined that the Norwegian process services operation's long-term model did not fit its core business strategy. The Company has estimated the fair value of the facility assets based on negotiations to sell the facility and has included the carrying value of the facility within assets of discontinued operations in the accompanying consolidated balance sheets. In April 2004 the Company sold a portion of the facility assets to a local Norwegian company. The Norwegian process services operation was previously reflected as a component of the Company's Testing & Services Division.

The Company has accounted for its Damp Rid and Norwegian process services businesses as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company's discontinued operations for each of the periods presented is as follows:

	Three Months Ended March 31,
	2004	2003
	Norwegian Process Services	Damp Rid	Norwegian Process Services	Total Discontinued Operations
	(In Thousands)
Revenues	$70	$2,208	$535	$2,743

Income (loss) before taxes	(195)	266	(1,131)	(865)
Income tax provision (benefit)	(67)	100	(396)	(296)

Total discontinued operations, net of taxes	$(128)	$166	$(735)	$(569)

NOTE C – ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations." Previously, the Company had not recognized amounts related to asset retirement obligations for its non-oil and gas properties at the time they were incurred. The Company's wholly owned exploitation and production subsidiary, Maritech Resources, Inc. ("Maritech"), had previously recorded decommissioning liabilities associated with its oil and gas properties at their undiscounted fair value and reported them as decommissioning liabilities on the balance sheet. Under the new accounting method, the Company now calculates asset retirement obligations as the discounted fair value of future obligations, with the difference between the undiscounted and discounted fair value being accreted as an expense over the life of the obligation. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The amount of decommissioning liabilities recorded by Maritech has been reduced by amounts allocable to joint interest owners and any contractual amount to be paid by the previous owner of the property when the liability is satisfied. The Company also operates facilities in various U.S. and foreign locations in connection with its other businesses. These facilities are a combination of owned and leased assets. The Company is required to take certain actions in connection with the retirement of these assets. The Company has reviewed its obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. These fair value amounts have been capitalized as part of the cost basis of these assets and are depreciated on a straight-line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties. The market risk premium for a significant majority of the asset retirement obligations is considered small, relative to the related estimated cash flows, and has not been used in the calculation of asset retirement obligations.

The cumulative effect of the change on prior years resulted in a charge to income of $1.5 million (net of income taxes of $0.8 million) ($0.07 per diluted share), which is included in income for the three months ended March 31, 2003.

NOTE D – COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Net income	$1,768	$422
Net change in derivative fair value, net of taxes of $359 and $294, respectively	(638)	(526)
Reclassification of derivative fair value into earnings, net of taxes of $350 and $74, respectively	628	132
Foreign currency translation adjustment, net of taxes of $24 in 2004	(46)	(217)

Comprehensive income (loss)	$1,712	$(189)

NOTE E – DERIVATIVES

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

As shown in the table below, the Company currently has the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
Oil swap	600 barrels/day	$28.75/barrel	December 1, 2003 - December 31, 2004
Oil swap	300 barrels/day	$28.07/barrel	March 1, 2004 - December 31, 2004

The Company believes that its swap agreements are “highly effective cash flow hedges” in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings utilizing the specific identification method when the hedged exposure affects earnings. Any “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately. At March 31, 2004, the aggregate fair market value of these cash flow hedge derivatives was a liability of approximately $1.3 million, which the Company reflects as a current liability. The impact of cumulative changes in the fair value of the hedge derivative is recorded as a loss of approximately $0.8 million, net of taxes, and is reflected in other comprehensive income (loss) within stockholders’ equity, which the Company expects to reclassify into earnings to be matched with the corresponding future hedged production revenues over the remaining term of the hedge derivatives. To date, there has been no material ineffectiveness associated with the cash flow hedges during the period the swaps have been outstanding.

NOTE F – COMMITMENTS AND CONTINGENCIES

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (“TMI”), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the “Consent Order”), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at March 31, 2004 and December 31, 2003. The reserve will be adjusted as information develops or conditions change.

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

The Company generally evaluates performance and allocates resources with regard to its operating divisions based on profit or loss from operations before income taxes and nonrecurring charges, return on investment, and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the operating units. “Corporate Overhead” includes corporate general and administrative expenses, interest income and expense and other income and expense.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Testing & Services	Intersegment Eliminations	Corporate Overhead		Consolidated
	(In Thousands)
Three Months Ended March 31, 2004

Revenues from external customers
Products	$30,787	$10,322	$–	$–	$–		$41,109
Services and rentals	3,192	12,386	13,274	–	–		28,852
Intersegmented revenues	19	48	45	(112)	–		–
Total revenues	33,998	22,756	13,319	(112)	–		69,961

Income before taxes and discontinued operations	3,878	363	2,204	–	(3,483	)(1)	2,962

Total assets	$117,045	$100,200	$49,898	$–	$49,283	(2)	$316,426

Three Months Ended March 31, 2003

Revenues from external customers
Products	$24,918	$9,307	$–	$–	$–		$34,225
Services and rentals	3,117	16,021	11,129	–	–		30,267
Intersegmented revenues	260	22	67	(349)	–		–
Total revenues	28,295	25,350	11,196	(349)	–		64,492

Income before taxes, discontinued operations and cumulative effect of change in accounting principle	3,355	2,016	1,711	–	(3,289	)(1)	3,793

Total assets	$115,971	$117,298	$52,589	$–	$27,069	(2)	$312,927

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2004	2003
General and administrative expense	$3,451	$2,995
Interest (income)/expense, net	(87)	209
Other general corporate (income)/expense, net	119	85
Total	$3,483	$3,289

(2) Includes assets of discontinued operations.

NOTE H – SUBSEQUENT EVENT

In April 2004, the Company purchased certain assets of a well abandonment company located in west Texas for approximately $1.9 million in cash. The asset acquisition will be incorporated into the WA&D Division and allow the Company to extend its onshore well abandonment operations into the west Texas and New Mexico region.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

During the first quarter of 2004, the Company’s financial results continued to reflect its growing operations activity and its strong financial condition. Due primarily to the seasonality of a significant portion of the operations of its Well Abandonment & Decommissioning (“WA&D”) Division, the first quarter of each year typically reflects the lowest operating activity level for the Company. Nonetheless, the Company’s first quarter 2004 revenues and gross profit amounts of $70.0 million and $14.8 million, respectively, represented increases over the first quarter of the prior year, and the highest levels for such first quarter amounts since 2001. Although total oil and gas industry rig count activity increased during the first quarter of 2004 compared to the prior year period, the average Gulf of Mexico rig count during the first quarter of 2004 decreased to approximately 95, compared to the prior year period average of approximately 104. The Company continues to anticipate modest growth in Gulf of Mexico activity in future periods, which should particularly impact the Company’s Fluids Division revenues and cash flows. The expectation of continued high oil and gas prices has resulted in the postponement of well abandonment and decommissioning work by many of the WA&D Division’s customers, but has also extended the productive lives of the producing properties owned by Maritech Resources, Inc. (“Maritech”), the Company’s exploitation and production subsidiary. Higher oil and gas prices have delayed the anticipated sale of end of life properties in the Gulf of Mexico by many oil and gas producers, which has also delayed WA&D operations on these properties. The Company’s Testing & Services Division benefited from the overall increase in the industry’s domestic onshore drilling activity.

As of March 31, 2004, the Company had total assets of $316.4 million, and net working capital of $98.0 million, including $37.2 million of cash and temporary investments, all of which represented increases from the corresponding balances as of December 31, 2003. Each of the Company’s three operating divisions generated cash flow from operating activities, and these operating cash flows, along with existing cash balances and availability under the Company’s revolving line of credit, represent the primary sources of capital for the Company. The Company’s growth strategy includes expanding its existing businesses – both through internal growth as well as the pursuit of suitable acquisition transactions – and identifying opportunities to establish operations in additional niche oil and gas service markets. The Company’s financial condition gives it the flexibility to consider such acquisition opportunities through the use of cash, debt, equity, or any combination thereof.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates disclosed in its Form 10-K for the year ended December 31, 2003. In preparing its financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to bad debts and impairments of long-lived assets, including goodwill and decommissioning liabilities. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in the Company’s operating environment.

Results of Operations

	Three Months Ended March 31,
	2004	2003
	(In Thousands)
Revenues
Fluids	$33,998	$28,295
Well Abandonment & Decommissioning	22,756	25,350
Testing & Services	13,319	11,196
Intersegment eliminations	(112)	(349)
	69,961	64,492
Gross Profit
Fluids	7,387	6,488
Well Abandonment & Decommissioning	3,717	4,676
Testing & Services	3,756	2,300
Intersegment eliminations and other	(11)	(11)
	14,849	13,453
Income before taxes, discontinued operations and cumulative effect of change in accounting principle
Fluids	3,878	3,355
Well Abandonment & Decommissioning	363	2,016
Testing & Services	2,204	1,711
Corporate overhead	(3,483)	(3,289)
	2,962	3,793

The above information excludes the results of the Damp Rid and Norwegian process services businesses, which have been accounted for as discontinued operations.

Three months ended March 31, 2004 compared with three months ended March 31, 2003.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended March 31, 2004 were $70.0 million compared to $64.5 million in the corresponding prior year period, an increase of 8.4%. Consolidated gross profit increased 10.4%, from $13.5 million during the first quarter of 2003 to $14.8 million in the current year quarter. Consolidated gross profit as a percent of revenue was 21.2% during the first quarter of 2004, compared to 20.9% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $11.9 million during the first quarter of 2004, an increase of $1.9 million or 19.3% compared to the prior year quarter. This increase was primarily due to an increase of approximately $1.2 million in salary, incentive and employee benefit costs due to the Company’s growing operations. In addition, general and administrative expenses included approximately $0.3 million in higher professional services and $0.2 million in higher insurance costs. Due to the above increases, general and administrative expenses as a percent of revenue increased to 17.1% versus 15.5% in the prior year first quarter.

Other Income and Expense – Other income and expense decreased by $0.6 million during the first quarter of 2004 compared to the corresponding prior year period, primarily due to $0.7 million of gains on sales of assets during the prior year period.

Interest Expense and Income Taxes – During the first quarter of 2004, the Company reflected $0.1 million of net interest income, compared to $0.2 million of net interest expense in the prior year first quarter, due to the reduction in the average outstanding balances of long-term debt and capitalized leases payable and an increase in cash and temporary investments. Since September 30, 2003, the Company has had no balance outstanding on its bank credit facility and only minimal amounts related to capitalized leases.

Net Income – Income before discontinued operations and cumulative effect of change in accounting principle was $1.9 million during the first quarter of 2004 compared to $2.5 million in the prior year quarter, a decrease of $0.6 million. Income per diluted share before discontinued operations and cumulative effect of change in accounting principle was $0.08 on 23,710,390 average diluted shares outstanding during the first quarter of 2004 compared to $0.11 on 22,314,363 average diluted shares outstanding in the prior year quarter.

Discontinued operations during the first quarter of 2004 consists of the Norwegian process services operations. During the first quarter of 2003, discontinued operations also included the operations of Damp Rid, Inc., which was sold in September 2003.

In July 2001, the Financial Accounting Standards Board released SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that costs associated with the retirement of tangible long-lived assets be recorded as part of the carrying value of the asset when the obligation is incurred. The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Prior to 2003, the Company expensed the costs of retiring its non-oil and gas properties at the time of retirement. In addition, prior to 2003 the Company recorded the retirement obligations associated with its oil and gas properties at an undiscounted fair market value. The effect of adopting SFAS No. 143 was to record a charge of $1.5 million ($0.07 per diluted share), net of taxes of $0.8 million, during the first quarter of 2003, to expense the costs of retirement obligations associated with the Company’s existing long-lived assets and to accrete the liability to its present value as of January 1, 2003.

Net income was $1.8 million during the first quarter of 2004 compared to $0.4 million in the corresponding prior year period. Net income per diluted share was $0.07 on 23,710,390 average diluted shares outstanding, compared to $0.02 on 22,314,363 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $5.7 million or 20.2% from the first quarter of the prior year. This increase was primarily caused by approximately $4.6 million of additional revenue from increased market share for certain of the Division’s products, particularly in the Gulf of Mexico, despite the impact of reduced Gulf of Mexico drilling activity. In addition, the Division benefited from approximately $0.8 million of revenue increases due to higher product pricing.

Fluids Division gross profit increased by $0.9 million, or 13.9%. Increased sales prices during the first quarter of 2004 were mostly offset by higher manufacturing costs, while domestic gross profit benefited approximately $0.5 million from lower operating costs compared to the prior year period. Internationally, gross profit increased by $0.4 million, compared to the prior year, primarily due to increased activity.

Fluids Division income before taxes during the current year first quarter totaled $3.9 million, compared to $3.4 million in the corresponding prior year period, an increase of $0.5 million or 15.6%. This increase was primarily generated by the $0.9 million increase in gross margin discussed above, and was partially offset by approximately $0.4 million of increased administrative expenses, primarily salaries and professional fee expenses.

Well Abandonment & Decommissioning Division – The Well Abandonment & Decommissioning (“WA&D”) Division generated revenues of $22.8 million during the first quarter of 2004, compared to $25.4 million in the prior year quarter, representing a decrease of $2.6 million or 10.2%. The Division’s well abandonment operations reflected decreased revenues of $3.0 million, primarily due to decreased equipment utilization as a result of weather conditions and reduced abandonment activity in the Gulf of Mexico, particularly in the inland water and offshore areas. These well abandonment revenue decreases were partially offset by a $0.5 million revenue increase from the Division’s decommissioning and other well abandonment operations. The Division’s exploitation and production subsidiary, Maritech, reported a $1.0 million decrease in revenues during the first quarter of 2004 from lower realized oil and gas sales prices compared to the prior year period, which was partially offset by a $0.6 million increase from increased production volumes due to prior year producing property acquisitions.

WA&D Division gross profit decreased $1.0 million, or 20.5%, from $4.7 million during the first quarter of 2003 to $3.7 million during the current year period. The decrease in well abandonment activity levels contributed to a reduction in gross profit of approximately $1.0 million. This decrease was partially offset by a $0.8 million increase in gross profit from the Company’s decommissioning operations. Maritech’s gross profit decreased by approximately $0.8 million during the first quarter of 2004 compared to the prior year period.

Maritech generated $1.0 million of gross profit from increased production and reserve volumes, but this increase was more than offset by the $1.0 million decrease from lower realized oil and gas sales prices and by $1.0 million of increased lease operating expenses resulting from workover and exploitation projects during the current year quarter.

WA&D Division income before taxes decreased 82.0% during the first quarter of 2004, compared to the prior year quarter, a decrease of $1.7 million. Such decrease was due to the $1.0 million decrease in gross profit described above, plus approximately $0.7 million of additional administrative expenses during the quarter from increased employee and liability insurance related expenses.

Testing & Services Division – Testing & Services Division revenues increased 19.0% to $13.3 million during the first quarter of 2004, compared to $11.2 million during the corresponding prior year period. This increase was due to higher production testing revenues, which increased $1.4 million as a result of higher domestic and international onshore drilling activity during the current quarter, compared to the prior year period. In addition, the Company’s process services operations generated a $0.7 million increase in revenues due to higher processed volumes at certain of its contract locations.

The Testing & Services Division reported a $1.5 million increase in gross profit during the first quarter of 2004, a 63.3% increase from the prior year period. Increased gross profit was due to higher activity levels in the Division’s businesses, and reflects a $0.9 million increase in process services gross profit, primarily from increased efficiencies due to the higher volumes processed. Production testing gross profit increased $0.5 million during the quarter due to increased activity.

Income before taxes for the Testing & Services Division increased from $1.7 million during the prior year first quarter to $2.2 million during the first quarter of 2004. This 28.8% increase was primarily due to the increased gross profit discussed above, less approximately $0.3 million of increased administrative costs. In addition, the Division reflected a gain of approximately $0.7 million during the prior year quarter from the sale of certain production testing equipment.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $3.3 million during the first quarter of 2003 to $3.5 million during the current year period, primarily due to $0.4 million of increased salaries and incentive compensation. This increase was partially offset by the $0.3 million reduction in net interest expense due to the repayment of the Company’s outstanding bank credit facility balance.

Liquidity and Capital Resources

The Company’s capital resources consist primarily of the cash flows from its three operating divisions, its revolving line of credit and existing cash balances. During the quarter ended March 31, 2004, the Company generated a total of approximately $23.6 million of cash flow from operating activities. As of March 31, 2004, the Company had no balance outstanding against its $95 million line of credit and had $9.8 million in letters of credit issued, leaving a net availability of $85.2 million. At March 31, 2004, the Company had working capital of $98.0 million and unrestricted cash and temporary investments of $37.2 million.

Operating Activities – Net cash provided by operating activities was $23.6 million during the first quarter of 2004, compared to $8.8 million during the prior year period, an increase of $14.8 million. This increase was primarily due to the collection of significant accounts receivable during the first quarter of 2004 resulting from the Company’s increased overall operating activities during the fourth quarter of 2003. In addition, net cash provided from operating activities also increased due to increased net income. The Company has historically generated net operating cash flow from each of its three operating divisions. Future operating cash flows are largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. While the Company expects that such industry activity will increase in 2004, the resulting net cash flow will also be affected by the impact of competition, the prices for its products and services, and the operating and administrative costs required to deliver its products and services.

In addition to the above factors, future operating cash flow will also continue to be affected by the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. The third party market value, including an estimated profit, of Maritech’s decommissioning liability was $32.0 million as of March 31, 2004. The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates and other factors. The Company’s decommissioning liability is recorded net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties.

Investing Activities – Cash capital expenditures for the quarter ended March 31, 2004 were $4.3 million. Approximately $2.9 million was invested in the WA&D Division, primarily related to development expenditures on Maritech’s offshore oil and gas properties. Maritech performs development and exploitation operations on certain of its oil and gas properties, which increases the cash flows on such properties prior to their ultimate abandonment. The Fluids Division incurred approximately $0.8 million of capital expenditures, primarily related to the expansion of blending facilities related to its domestic completion fluids business. Approximately $0.5 million was invested in the Testing & Services Division. A majority of the Testing & Services Division expenditures were made to replace and enhance a portion of the production testing equipment fleet, although the Company also invested additional capital in its process services operations to enhance its oily residual separation business. The remaining capital expenditures were used to support general corporate activities.

In addition to its ongoing development and exploitation program, Maritech continues to pursue the purchase of additional producing oil and gas properties as part of the Company’s strategy to support the WA&D Division. While the purchases of such properties are primarily funded through the assumption of the associated decommissioning liabilities, the transactions may also involve the payment or receipt of cash at closing.

The Company expects to continue its ongoing capital expenditure program in order to grow and expand its existing operations in each of its operating divisions. The Company expects to fund such capital expenditures in 2004 through its existing cash balances and cash flows from operations. The vast majority of the Company’s future cash capital expenditure plans is discretionary, however, and may be postponed or cancelled as conditions change. The Company’s growth strategy also includes the pursuit of suitable acquisition transactions and the identification of opportunities to establish operations in additional niche oil and gas service markets. Given the Company’s financial position, such acquisitions could be consummated using cash, debt, equity, or any combination thereof. To the extent the Company consummates a significant transaction, all or a portion of the purchase consideration may be funded with cash, which could significantly alter the Company’s liquidity position.

Financing Activities – To fund its capital and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from its general purpose, secured, prime rate/LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. This agreement expires in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured nonrecourse financing. The Company’s credit facility is subject to common financial ratio covenants and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year without receiving a waiver from the lenders. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate on any outstanding balance, plus an additional 1.0% to 2.0% above the LIBOR-based interest rate based upon changes in a designated debt ratio. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the Company’s ability to sell assets. As of March 31, 2004, the Company had $9.8 million in letters of credit, with no balance of long-term debt outstanding, against a $95 million line of credit, leaving a net availability of $85.2 million. The Company believes this credit facility will meet its foreseeable capital and working capital requirements through December 2004, and plans to enter into a new credit facility agreement during the remainder of 2004 to extend and possibly expand its financing arrangements beyond 2004.

The Company’s access to its revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the credit agreement. Significant deterioration of these ratios could result in a default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The credit facility agreement also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Company’s credit facility. The Company was in compliance with all covenants and conditions of its credit facility as of March 31, 2004 and December 31, 2003. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue. During 2003, the Company paid the remaining outstanding bank credit facility balance, and as of May 6, 2004, the Company continues to have no balance outstanding pursuant to the credit facility.

In addition to the aforementioned revolving credit facility, the Company funds its short-term liquidity requirements from its existing cash balances, cash generated by operations, short-term vendor financing and, to a minor extent, from leasing with institutional leasing companies. The Company believes its principal sources of capital are adequate to meet its current and anticipated capital and operating requirements through at least December 2004.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock. During the first quarter, the Company purchased 34,000 shares of its common stock for aggregate consideration of approximately $0.8 million pursuant to this authorization. Subsequent to March 31, 2004, and as of May 6, 2004, the Company has purchased 74,000 additional shares of its common stock for aggregate consideration of approximately $1.8 million. The Company has historically repurchased its stock at times when it felt that its stock price was undervalued in relation to its peer group. The Company also received $2.2 million during the first quarter of 2004 from the exercise of stock options by employees and directors.

Off-Balance Sheet Arrangements – As of March 31, 2004, the Company had no off-balance sheet arrangements that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (“TMI”), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the “Consent Order”), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at March 31, 2004 and December 31, 2003. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Cautionary Statement for Purposes of Forward Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled “Certain Business Risks” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to Market Risk exposures of the Company as disclosed in its Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures.

Based on their evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13(a) - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the required time periods.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

The Company, its subsidiaries and other related companies are named as defendants in numerous lawsuits and as respondents in certain other governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

Item 2(e). Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Jan 1 - Jan 31, 2004	–	$–	–	$–

Feb 1 - Feb 29, 2004	34,000	$24.37	34,000	$19,171,000

Mar 1 - Mar 31, 2004	–	$–	–	$–

Total	34,000		34,000	$19,171,000

(1) In January 2004, the Board of Directors of the Company authorized the repurchase of up to $20 million of its common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.

Item 6. Exhibits.

(a) Exhibits:

31.1*	Certification Pursuant to Rule 13a -14(a) or 15d -14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a -14(a) or 15d -14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with this report.

** Furnished with this report.

A statement of computation of per share earnings is included in Note A of the Notes to Consolidated Financial Statements included in this report and is incorporated by reference into Part II of this report.

(b) Reports on Form 8-K:

On January 13, 2004, the Company furnished an 8-K in conjunction with its release of estimated earnings results for the fourth quarter of 2003.

On February 25, 2004, the Company furnished an 8-K in conjunction with its release of earnings results for the fourth quarter of 2003 and for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: May 6, 2004	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: May 6, 2004	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 6, 2004	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President - Accounting
Principal Accounting Officer

Exhibit 31.1

Certification Pursuant to

Rule 13a-14(a) or 15d-14(a) of the Exchange Act

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Geoffrey M. Hertel, certify that:

1. I have reviewed this report on Form 10-Q for the fiscal quarter ended March 31, 2004, of TETRA Technologies, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 6, 2004

/s/ Geoffrey M. Hertel

Geoffrey M. Hertel

President

Chief Executive Officer

Exhibit 31.2

Certification Pursuant to

Rule 13a-14(a) or 15d-14(a) of the Exchange Act

As Adopted Pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

I, Joseph M. Abell, certify that:

1. I have reviewed this report on Form 10-Q for the fiscal quarter ended March 31, 2004, of TETRA Technologies, Inc.;

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: May 6, 2004

/s/ Joseph M. Abell

Joseph M. Abell

Senior Vice President

Chief Financial Officer

Exhibit 32.1

Certification Pursuant to

18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of TETRA Technologies, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Geoffrey M. Hertel, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 6, 2004

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

Certification Pursuant to

18 U.S.C. Section 1350

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of TETRA Technologies, Inc. (the “Company”) on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I Joseph M. Abell, Senior Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 6, 2004

/s/ Joseph M. Abell

Joseph M. Abell

Senior Vice President

Chief Financial Officer

TETRA Technologies, Inc.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.