Form 10-Q
period 2004-06-30
TETRA TECHNOLOGIES INC
filed 2004-08-09
CIK 844965

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

AS OF JULY 31, 2004, THERE WERE 22,290,529 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Product sales	$40,780	$37,120	$81,889	$71,345
Services	43,318	49,097	72,170	79,364
Total revenues	84,098	86,217	154,059	150,709

Cost of revenues:
Cost of product sales	32,481	27,478	64,594	53,090
Cost of services	32,650	34,915	55,649	60,342
Total cost of revenues	65,131	62,393	120,243	113,432
Gross profit	18,967	23,824	33,816	37,277

General and administrative expense	11,882	14,060	23,816	24,061
Operating income	7,085	9,764	10,000	13,216

Interest (income) expense, net	(90)	68	(184)	277
Other (income) expense	(378)	83	(331)	(467)
Income before taxes, discontinued operations and cumulative effect of change in accounting principle	7,553	9,613	10,515	13,406
Provision for income taxes	2,456	3,404	3,522	4,742
Income before discontinued operations and cumulative effect of change in accounting principle	5,097	6,209	6,993	8,664
Income (loss) from discontinued operations, net of taxes	(218)	55	(346)	(514)
Net income before cumulative effect of change in accounting principle	4,879	6,264	6,647	8,150
Cumulative effect of change in accounting principle, net of taxes	–	–	–	(1,464)
Net income	$4,879	$6,264	$6,647	$6,686

Basic net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.23	$0.29	$0.31	$0.40
Income (loss) from discontinued operations	(0.01)	0.00	(0.01)	(0.02)
Cumulative effect of change in accounting principle	–	–	–	(0.07)
Net income	$0.22	$0.29	$0.30	$0.31
Average shares outstanding	22,280	21,741	22,295	21,690

Diluted net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.22	$0.27	$0.30	$0.38
Income (loss) from discontinued operations	(0.01)	0.00	(0.02)	(0.02)
Cumulative effect of change in accounting principle	–	–	–	(0.06)
Net income	$0.21	$0.27	$0.28	$0.30
Average diluted shares outstanding	23,554	22,908	23,632	22,613

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,859	$16,677
Restricted cash	–	248
Trade accounts receivable, net of allowance for doubtful accounts of $1,107 in 2004 and $1,323 in 2003	70,161	70,769
Inventories	36,169	35,116
Deferred tax assets	4,065	4,123
Assets of discontinued operations	820	1,800
Prepaid expenses and other current assets	5,085	8,068
Total current assets	153,159	136,801

Property, plant and equipment:
Land and building	14,812	14,637
Machinery and equipment	159,728	157,521
Automobiles and trucks	14,206	12,814
Chemical plants	37,108	37,108
Oil and gas properties	48,547	39,886
Construction in progress	7,009	822
	281,410	262,788
Less accumulated depreciation and depletion	(129,907)	(118,690)
Net property, plant and equipment	151,503	144,098

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $2,494	18,326	18,326
Patents, trademarks and other intangible assets, net of accumulated amortization of $6,429 in 2004 and $5,975 in 2003	5,483	5,686
Other assets	5,407	4,688
Total other assets	29,216	28,700
	$333,878	$309,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$30,295	$18,316
Accrued liabilities	26,648	25,142
Liabilities of discontinued operations	787	1,223
Current portion of capital lease obligations	7	8
Total current liabilities	57,737	44,689

Capital lease obligation, less current portion	–	4
Deferred income taxes	22,130	21,614
Decommissioning liabilities	31,218	27,936
Other liabilities	4,868	4,587
Total long-term and other liabilities	58,216	54,141

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 23,019,213 shares issued at June 30, 2004 and 22,743,530 shares issued at December 31, 2003	230	227
Additional paid-in capital	102,128	98,256
Treasury stock, at cost; 739,522 shares held at June 30, 2004 and 635,332 shares held at December 31, 2003	(10,376)	(7,153)
Accumulated other comprehensive income (loss)	(1,177)	(1,034)
Retained earnings	127,120	120,473
Total stockholders' equity	217,925	210,769
	$333,878	$309,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Operating activities:
Net income	$6,647	$6,686
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	13,883	14,956
Provision for deferred income taxes	574	2,561
Provision for doubtful accounts	(216)	224
Gain on sale of property, plant and equipment	(530)	(644)
Other non-cash charges and credits	(40)	(101)
Cumulative effect of accounting change	–	1,464
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	1,923	(26,172)
Inventories	(1,053)	1,520
Prepaid expenses and other current assets	2,983	(2,183)
Trade accounts payable and accrued liabilities	13,734	14,904
Decommissioning liabilities	(1,734)	433
Discontinued operations: non-cash charges and working capital changes	544	194
Other	(287)	151
Net cash provided by operating activities	36,428	13,993

Investing activities:
Purchases of property, plant and equipment	(11,928)	(5,641)
Acquisition of businesses	(4,061)	–
Change in restricted cash	248	1,506
Decrease (increase) in other assets	(277)	435
Proceeds from sale of property, plant and equipment	263	1,929
Investing activities of discontinued operations	–	(125)
Net cash used in investing activities	(15,755)	(1,896)

Financing activities:
Proceeds from long-term debt and capital lease obligations	–	6,850
Principal payments on long-term debt and capital lease obligations	(4)	(21,973)
Repurchase of common stock	(3,323)	–
Proceeds from sale of common stock and exercised stock options	2,836	1,273
Net cash used in financing activities	(491)	(13,850)

Increase (decrease) in cash and cash equivalents	20,182	(1,753)
Cash and cash equivalents at beginning of period	16,677	2,374
Cash and cash equivalents at end of period	$36,859	$621

Supplemental cash flow information:
Interest paid	$–	$995
Taxes paid	633	2,573

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$4,190	$9,427

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of TETRA Technologies, Inc. and its subsidiaries (the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Number of weighted average common shares outstanding	22,279,691	21,741,050	22,295,043	21,690,463
Assumed exercise of stock options	1,274,229	1,167,152	1,336,680	922,459

Average diluted shares outstanding	23,553,920	22,908,202	23,631,723	22,612,922

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2004, the average market price of $25.13 was used.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method. The table below shows the pro forma effect on reported net income and earnings per share, as required under Statement of Financial Accounting Standards (SFAS) No. 123, amended by SFAS No. 148, as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date and had amortized the expense over the options’ vesting period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$4,879	$6,264	$6,647	$6,686

Stock-based employee compensation expense in reported net income, net of related tax effects	–	–	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(579)	(677)	(1,157)	(1,272)
Pro forma net income	$4,300	$5,587	$5,490	$5,414

Earnings per share:
Basic - as reported	$0.22	$0.29	$0.30	$0.31
Basic - pro forma	$0.19	$0.26	$0.25	$0.25

Diluted - as reported	$0.21	$0.27	$0.28	$0.30
Diluted - pro forma	$0.18	$0.24	$0.23	$0.24

Average shares	22,280	21,741	22,295	21,690
Average diluted shares	23,554	22,908	23,632	22,613

NOTE B – ACQUISITIONS

In April 2004, the Company purchased certain assets of a well abandonment company located in western Texas for cash. The asset acquisition will be incorporated into the Well Abandonment & Decommissioning (WA&D) Division and allow the Company to extend its onshore well abandonment operations into the western Texas and New Mexico region. In June 2004, the Company acquired certain assets of a Venezuelan production testing company for cash, plus additional contingent cash consideration not to exceed $0.5 million. The asset acquisition expands and enhances the existing Venezuelan production testing operations of the Testing & Services Division. The above operations were acquired for total cash consideration of approximately $3.6 million.

In May 2004, the Company’s wholly owned subsidiary, Maritech Resources, Inc. (Maritech), purchased oil and gas producing properties in exchange for the assumption of approximately $4.2 million in decommissioning liabilities, which is net of approximately $12.3 million of additional decommissioning obligations to be paid to the Company by the previous owner of the properties when the work is performed. These oil and gas properties were recorded at their estimated fair market value, which approximates the net value of the decommissioning liabilities assumed, less cash received of $0.6 million. In addition, in July 2004, Maritech purchased additional oil and gas producing properties in exchange for the assumption of approximately $1.6 million in decommissioning liabilities. These oil and gas properties were recorded at their estimated fair market value, which approximates the net value of the decommissioning liabilities assumed.

In June 2004, the Company entered into a non-binding letter of intent to acquire the European calcium chloride business of Kemira Oyj (Kemira) of Helsinki, Finland in a cash transaction. The closing of the acquisition, which is expected to occur later this year, is subject to satisfactory completion of due diligence by the Company, negotiation of binding agreements and other customary conditions.

See Note I – Subsequent Event for a discussion of the July 2004 acquisition of Compressco, Inc.

NOTE C – DISCONTINUED OPERATIONS

In September 2003, the Company sold its wholly owned subsidiary, Damp Rid, Inc. (Damp Rid), for total cash proceeds of approximately $19.4 million. Damp Rid markets calcium chloride based desiccant products to retailers. Damp Rid was no longer considered to be a strategic part of the Company’s core businesses. Damp Rid was previously reflected as a component of the Company’s Testing & Services Division.

During the third quarter of 2003, the Company also made the decision to dispose of its Norwegian process services operation, and began seeking to sell the associated facility assets. The Company determined that the Norwegian process services operation’s long-term model did not fit its core business strategy. The Company has estimated the fair value of the facility assets based on negotiations to sell the facility and has included the carrying value of the facility within assets of discontinued operations in the accompanying consolidated balance sheets. In April 2004 the Company sold a portion of the facility assets to a local Norwegian company for cash. The Company also intends to sell the remaining facility assets. The Norwegian process services operation was previously reflected as a component of the Company’s Testing & Services Division.

The Company has accounted for its Damp Rid and Norwegian process services businesses as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended June 30,
	2004	2003
	Norwegian Process Services	Damp Rid	Norwegian Process Services	Total Discontinued Operations
	(In Thousands)
Revenues	$–	$3,157	$665	$3,822

Income (loss) before taxes	(336)	699	(582)	117
Income tax provision (benefit)	(118)	265	(203)	62

Total discontinued operations, net of taxes	$(218)	$434	$(379)	$55

	Six Months Ended June 30,
	2004	2003
	Norwegian Process Services	Damp Rid	Norwegian Process Services	Total Discontinued Operations
	(In Thousands)
Revenues	$70	$5,365	$1,200	$6,565

Income (loss) before taxes	(531)	965	(1,713)	(748)
Income tax provision (benefit)	(185)	365	(599)	(234)

Total discontinued operations, net of taxes	$(346)	$600	$(1,114)	$(514)

NOTE D – ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Previously, the Company had not recognized amounts related to asset retirement obligations for its non-oil and gas properties at the time they were incurred. Maritech had previously recorded decommissioning liabilities associated with its oil and gas properties at their undiscounted fair value and reported them as decommissioning liabilities on the balance sheet. Under the new accounting method, the Company now calculates asset retirement obligations as the discounted fair value of future obligations, with the difference between the undiscounted and discounted fair value being accreted as an expense over the life of the obligation. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners and any contractual amount to be paid by the previous owner of the property when the liability is satisfied. The Company also operates facilities in various U.S. and foreign locations in connection with its other businesses. These facilities include both owned and leased assets. The Company is required to take certain actions in connection with the retirement of these assets. The Company has reviewed its obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. These fair value amounts have been capitalized as part of the cost basis of these assets and are depreciated on a straight line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties. The market risk premium for a significant majority of the asset retirement obligations is considered small, relative to the related estimated cash flows, and has not been used in the calculation of asset retirement obligations.

The cumulative effect of the change on prior years resulted in a charge to income of $1.5 million (net of income taxes of $0.8 million) ($0.06 per diluted share), which is included in income for the six months ended June 30, 2003.

NOTE E – COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,
	2004	2003
	(In Thousands)
Net income	$4,879	$6,264

Net change in derivative fair value, net of taxes of $(203) and $(367), respectively, for the periods presented	(360)	(651)
Reclassification of derivative fair value into earnings, net of taxes of $171 and $124, respectively, for the periods presented	304	219
Foreign currency translation adjustment, net of taxes of $(15) in 2004	(31)	247

Comprehensive income	$4,792	$6,079

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Net income	$6,647	$6,686

Net change in derivative fair value, net of taxes of $(561) and $(661), respectively, for the periods presented	(998)	(1,177)
Reclassification of derivative fair value into earnings, net of taxes of $521 and $198, respectively, for the periods presented	932	351
Foreign currency translation adjustment, net of taxes of $(39) in 2004	(77)	30

Comprehensive income	$6,504	$5,890

NOTE F – DERIVATIVES

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

The Company believes that its swap agreements are “highly effective cash flow hedges” in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings on a monthly basis, utilizing the specific identification method, when the hedged exposure affects earnings as production cash flows are generated. Any “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately. At June 30, 2004, the aggregate fair market value of these cash flow hedge derivatives was a liability of approximately $1.4 million, which the Company reflects as a current liability. The impact of cumulative changes in the fair value of the hedge derivative as of June 30, 2004 was a loss of approximately $0.9 million, net of taxes. Such amount is reflected in other comprehensive income (loss) within stockholders’ equity, which the Company expects to reclassify into earnings to be matched with the corresponding future hedged production revenues over the remaining term of the hedge derivatives. To date, there has been no material ineffectiveness associated with the cash flow hedges during the period the swaps have been outstanding.

NOTE G – COMMITMENTS AND CONTINGENCIES

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at June 30, 2004 and December 31, 2003. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

NOTE H – INDUSTRY SEGMENTS

The Company manages its operations through three divisions: Fluids, WA&D and Testing & Services.

The Company’s Fluids Division manufactures and markets clear brine fluids to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

The WA&D Division provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines and other associated equipment. The Division services the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in its well abandonment and decommissioning business and provides electric wireline, engineering, workover and drilling services.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Testing & Services	Intersegment Eliminations	Corporate Overhead		Consolidated
	(In Thousands)
Three Months Ended June 30, 2004

Revenues from external customers
Products	$29,467	$11,313	$–	$–	$–		$40,780
Services and rentals	4,549	26,277	12,492	–	–		43,318
Intersegmented revenues	21	86	42	(149)	–		–
Total revenues	34,037	37,676	12,534	(149)	–		84,098

Income before taxes and discontinued operations	4,125	5,702	1,417	–	(3,691	)(1)	7,553

Total assets	$120,750	$116,578	$52,352	$–	$44,198	(2)	$333,878

Three Months Ended June 30, 2003

Revenues from external customers
Products	$26,975	$10,145	$–	$–	$–		$37,120
Services and rentals	3,968	33,861	11,268	–	–		49,097
Intersegmented revenues	361	12	44	(417)	–		–
Total revenues	31,304	44,018	11,312	(417)	–		86,217

Income before taxes and discontinued operations	4,089	9,686	1,162	–	(5,324	)(1)	9,613

Total assets	$119,529	$132,035	$51,336	$–	$26,086	(2)	$328,986

Six Months Ended June 30, 2004

Revenues from external customers
Products	$60,254	$21,635	$–	$–	$–		$81,889
Services and rentals	7,741	38,663	25,766	–	–		72,170
Intersegmented revenues	40	134	87	(261)	–		–
Total revenues	68,035	60,432	25,853	(261)	–		154,059

Income before taxes and discontinued operations	8,003	6,065	3,621	–	(7,174	)(1)	10,515

Total assets	$120,750	$116,578	$52,352	$–	$44,198	(2)	$333,878

Six Months Ended June 30, 2003

Revenues from external customers
Products	$51,893	$19,452	$–	$–	$–		$71,345
Services and rentals	7,085	49,882	22,397	–	–		79,364
Intersegmented revenues	621	34	111	(766)	–		–
Total revenues	59,599	69,368	22,508	(766)	–		150,709

Income before taxes, discontinued operations and cumulative effect of change in accounting principle	7,444	11,702	2,873	–	(8,613	)(1)	13,406

Total assets	$119,529	$132,035	$51,336	$–	$26,086	(2)	$328,986

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
General and administrative expense	$3,674	$5,111	$7,125	$8,106
Interest (income)/expense, net	(87)	76	(174)	285
Other general corporate (income)/expense, net	104	137	223	222
Total	$3,691	$5,324	$7,174	$8,613

(2) Includes assets of discontinued operations.

NOTE I – SUBSEQUENT EVENT

On July 15, 2004, the Company completed the acquisition of Compressco, Inc. (Compressco) in exchange for approximately $109 million of cash, including transaction costs and the repayment of approximately $15.8 million of Compressco bank debt. Compressco provides natural gas and oil well production enhancement strategies and equipment. As part of its services, Compressco designs and fabricates low-pressure natural gas compressors. Beginning July 2004, the results of operations of Compressco will be combined with the Company’s current Testing & Services Division operations to form a new division, the Production Enhancement Division.

The acquisition cost of Compressco is in excess of its net tangible and intangible assets, and reflects Compressco’s significant strategic value to the Company. Compressco’s current primary markets are specific onshore markets in the U.S. and Canada that have a demonstrated growth potential as well as other identified regions. The Company plans to retain Compressco’s existing management and workforce to work with the Company to develop numerous synergies with the Company’s existing operations.

The acquisition of Compressco and the repayment of the Compressco indebtedness was funded with available cash and approximately $75 million of borrowings under the Company’s existing credit facility, which matures in December 2004. The Company plans to enter into a new credit facility agreement during the third quarter of 2004, which will both extend and expand the Company’s financing capabilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

During the first half of 2004, the Company’s results of operations reflected decreased industry activity in the Gulf of Mexico as well as the impact of the continuing strength of oil and gas commodity prices. Many of the Company’s Well Abandonment & Decommissioning (WA&D) Division customers, including Maritech Resources, Inc. (Maritech), have postponed the disposal or abandonment of Gulf of Mexico properties due to strong commodity prices, causing the WA&D Division to report a 22.5% decrease in its service revenues for the first six months compared to the prior year. Although higher commodity prices have also allowed the division’s Maritech subsidiary to extend the lives of its producing properties and generate increased revenues and cash flows, the WA&D Division reported a $5.6 million decrease in pretax earnings due to decreased activity levels during the first half of 2004 compared to the prior year period. Following Maritech’s acquisition of producing properties in May 2004, and certain workover and exploitation work performed during the first half of 2004, Maritech is currently generating the highest level of oil and gas production in its history, further capitalizing on the current high commodity prices. The total oil and gas domestic rig count increased to an average of 1,141 during the first half of 2004, compared to 963 during the prior year period, and such increased activity benefited the Company’s Testing & Services Division. However, this Division continues to face strong competitive pressures in each of its markets and is subject to the activity levels of its particular customer base. Despite the increase in overall domestic activity, the Gulf of Mexico rig count decreased compared to that of the prior year, and has remained flat so far throughout 2004. This decrease in Gulf of Mexico activity reflects the maturity of the fields in this operating region, the continuing industry trend of focusing on onshore and international exploration and development and the continuing sales activity involving a number of these offshore properties. While such decreased Gulf of Mexico activity levels have negatively affected the oil and gas industry demand for the Company’s Fluids Division products and services, the Company has successfully grown its market share for this Division, resulting in higher revenues and profitability for the Fluids Division compared to the prior year period.

As of June 30, 2004, the Company continued to reflect a strong balance sheet, with total assets of $333.9 million, and net working capital of $95.4 million, including $36.9 million of cash and temporary investments. In the second quarter of 2004, the Company utilized its financial flexibility to begin to implement its growth strategy of expanding its existing businesses, each of which will allow the Company to capitalize on the above mentioned industry emphasis on onshore and international markets. During the second quarter, the Company acquired small but strategic operations, extending its onshore well abandonment operations into western Texas, and expanding its production testing operations in Venezuela. In June 2004, the Company also entered into a non-binding letter of intent to acquire the European calcium chloride business of Kemira Oyj of Helsinki, Finland in a cash transaction. This acquisition, which is expected to be consummated later this year, is subject to satisfactory completion of due diligence by the Company, negotiation of binding agreements and other customary conditions. The acquisition should allow the Company to significantly expand its existing calcium chloride operation in Europe and generate efficiencies with its existing Fluids Division operations. Also in June 2004, the Company announced its intent to acquire Compressco, Inc., a provider of natural gas and oil well production enhancement strategies and equipment. The Compressco transaction was closed on July 15, 2004. The acquisition of this business, which represents a new niche oil and gas service market, will allow the Company to expand its product and service offerings, extend its operations into Compressco’s markets within onshore areas in the United States and Canada and generate additional synergies with certain of the Company’s existing businesses.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands)
Revenues
Fluids	$34,037	$31,304	$68,035	$59,599
Well Abandonment & Decommissioning	37,676	44,018	60,432	69,368
Testing & Services	12,534	11,312	25,853	22,508
Intersegment eliminations	(149)	(417)	(261)	(766)
	84,098	86,217	154,059	150,709
Gross profit
Fluids	7,306	7,725	14,693	14,213
Well Abandonment & Decommissioning	8,754	13,599	12,471	18,275
Testing & Services	2,921	2,498	6,677	4,798
Intersegment eliminations and other	(14)	2	(25)	(9)
	18,967	23,824	33,816	37,277
Income before taxes, discontinued operations and cumulative effect of change in accounting principle
Fluids	4,125	4,089	8,003	7,444
Well Abandonment & Decommissioning	5,702	9,686	6,065	11,702
Testing & Services	1,417	1,162	3,621	2,873
Corporate overhead	(3,691)	(5,324)	(7,174)	(8,613)
	7,553	9,613	10,515	13,406

The above information excludes the results of the Damp Rid and Norwegian process services businesses, which have been accounted for as discontinued operations.

Three months ended June 30, 2004 compared with three months ended June 30, 2003

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended June 30, 2004 were $84.1 million, compared to $86.2 million in the corresponding prior year period, a decrease of 2.5%. Consolidated gross profit decreased 20.4%, from $23.8 million during the second quarter of 2003 to $19.0 million in the second quarter of the current year. Consolidated gross profit as a percent of revenue was 22.6% during the second quarter of 2004, compared to 27.6% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $11.9 million during the second quarter of 2004, a decrease of $2.2 million or 15.5% compared to the prior year quarter. During the second quarter of 2004, the Company received a legal settlement of approximately $0.3 million. In addition, the Company’s salary, incentive and employee benefit expenses were decreased during the current year quarter, compared to the prior year period, primarily due to a decrease in incentive compensation. Due to the above decreases, general and administrative expenses as a percent of revenue decreased to 14.1% versus 16.3% in the prior year second quarter.

Other Income and Expense – Other income and expense increased from a $0.1 million expense during the second quarter of 2003 to a $0.4 million income during the current year period, primarily due to $0.5 million of gains on sales of assets during the current year period.

Interest Expense and Income Taxes – During the second quarter of 2004, the Company reflected $0.1 million of net interest income, compared to $0.1 million of net interest expense in the prior year second quarter, due to a reduction in the average outstanding balances of long-term debt and capitalized leases payable and an increase in cash and temporary investments. In July 2004, the Company borrowed approximately $75.0 million under its existing line of credit facility to fund the acquisition of Compressco, and future periods will reflect the interest expense related to these borrowings.

Net Income – Income before discontinued operations was $5.1 million during the second quarter of 2004, compared to $6.2 million in the prior year quarter, a decrease of $1.1 million. Income per diluted share before discontinued operations was $0.22 on 23,553,920 average diluted shares outstanding during the second quarter of 2004, compared to $0.27 on 22,908,202 average diluted shares outstanding in the prior year quarter.

Discontinued operations during the second quarter of 2004 consists of the Norwegian process services operations. During the second quarter of 2003, discontinued operations also included the operations of Damp Rid, Inc., which was sold in September 2003.

Net income was $4.9 million during the second quarter of 2004, compared to $6.3 million in the corresponding prior year period. Net income per diluted share was $0.21 on 23,553,920 average diluted shares outstanding, compared to $0.27 on 22,908,202 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $2.7 million or 8.7% from the second quarter of the prior year. The increase was primarily caused by approximately $2.0 million of additional revenues from increased market share for certain of the Division’s products, despite the impact of reduced Gulf of Mexico drilling activity. The Division also generated approximately $1.8 million of increased revenues from increased prices and services. These increases were partially offset by $1.1 million of decreased international fluids sales revenues compared to the prior year quarter.

Fluids Division gross profit decreased by $0.4 million, or 5.4%. Increased market share of the Division’s products generated additional gross margin of approximately $0.8 million, although the increased sales prices during the second quarter of 2004 were mostly offset by higher manufacturing costs, including transportation and fuel expenses. International fluids gross profit decreased by $1.0 million, compared to the prior year, primarily due to reduced activity. Domestic fluids gross profit decreased by approximately $0.2 million as market share increases were more than offset by lower pricing and an unfavorable product mix.

Fluids Division income before taxes during the current year second quarter was flat compared to the prior year at approximately $4.1 million. The $0.4 million decrease in gross margin discussed above was offset by approximately $0.5 million of decreased administrative expenses, primarily due to the collection of a legal settlement during the current year quarter.

Well Abandonment & Decommissioning Division – The WA&D Division generated revenues of $37.7 million during the second quarter of 2004, compared to $44.0 million in the prior year’s second quarter, representing a decrease of $6.3 million or 14.4%. The Division’s well abandonment and decommissioning operations reported decreased revenues of $7.2 million, primarily due to reduced abandonment activity in the Gulf of Mexico, as higher commodity prices have caused the postponement of disposal and abandonment activities by many of the Company’s customers, including Maritech. This decrease occurred despite a $0.8 million increase in onshore well abandonment revenues. The Division’s exploitation and production subsidiary, Maritech, reported a $0.4 million increase in revenues during the second quarter of 2004, compared to the prior year period. Maritech reported $0.9 million of increased revenues from higher realized oil and gas sales prices and a $1.1 million revenue increase from the acquisition of producing properties. Such increases were partially offset by a $1.7 million decrease from lower production volumes due to downtime during workover and exploitation projects during the quarter, as well as the normal decline of Maritech’s producing properties.

WA&D Division gross profit decreased $4.8 million, or 35.6%, from $13.6 million during the second quarter of 2003 to $8.8 million during the current year period. The decrease in Gulf of Mexico well abandonment and decommissioning activity contributed to lower equipment and personnel utilization, resulting in a reduction in gross profit of approximately $3.9 million. Maritech’s gross profit decreased by approximately $0.9 million during the second quarter of 2004, compared to the prior year period. Maritech generated $0.4 million of gross profit from the recent acquisition of producing properties and $0.9 million from higher realized oil and gas sales prices. Such increases were more than offset by the $1.5 million decrease from production declines and by $0.7 million of increased lease operating expenses resulting from workover and exploitation projects conducted during the current year quarter.

WA&D Division income before taxes decreased 41.1% during the second quarter of 2004, compared to the prior year quarter, a decrease of $4.0 million. This decrease was due to the $4.8 million decrease in gross profit described above, partially offset by approximately $0.4 million of reduced administrative expenses during the quarter and from $0.4 million from a gain on the sale of an asset.

Testing & Services Division – Testing & Services Division revenues increased 10.8% to $12.5 million during the second quarter of 2004, compared to $11.3 million during the corresponding prior year period. This increase was due to higher production testing revenues, which increased $0.9 million as a result of higher domestic and international onshore drilling activity during the current quarter, compared to that of the prior year period. In addition, the Division’s process services operations generated a $0.3 million increase in revenues, due to higher processed volumes at certain of its contract locations.

The Testing & Services Division reported a $0.4 million increase in gross profit during the second quarter of 2004, a 16.9% increase from the prior year period. Increased gross profit was due to higher activity levels in the Division’s businesses, and reflects a $0.3 million increase in process services gross profit, primarily from increased efficiencies due to the higher volumes processed. Production testing gross profit increased $0.1 million during the quarter due to increased activity.

Income before taxes for the Testing & Services Division increased from $1.2 million during the second quarter of the prior year to $1.4 million during the second quarter of 2004. This 21.9% increase was primarily due to the increased gross profit discussed above, less approximately $0.2 million of increased administrative costs.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead decreased from $5.3 million during the second quarter of 2003 to $3.7 million during the current year period, primarily due to $1.6 million of decreased salaries and incentive compensation and a $0.2 million reduction in net interest expense due to the repayment of the Company’s outstanding bank credit facility balance during the prior year.

Six months ended June 30, 2004 compared with six months ended June 30, 2003

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the six months ended June 30, 2004 were $154.1 million, compared to $150.7 million in the corresponding prior year period, an increase of 2.2%. Consolidated gross profit decreased 9.3%, from $37.3 million during the first half of 2003 to $33.8 million in the current year period. Consolidated gross profit as a percent of revenue was 22.0% during the first six months of 2004, compared to 24.7% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $23.8 million during the first six months of 2004, a decrease of $0.2 million, or 1.0%, compared to the prior year period. A decrease of approximately $0.8 million in salary, incentive and employee benefit costs was largely offset by increases of approximately $0.5 million in employee related expenses and $0.3 million in insurance costs. General and administrative expenses as a percent of revenue decreased to 15.5% versus 16.0% in the prior six month period.

Other Income and Expense – Other income and expense decreased to $0.3 million of income during the first six months of 2004, compared to $0.5 million of income during the corresponding prior year period, as gains on sales of assets during the current year period were $0.2 million less than during the prior year period.

Interest Expense and Income Taxes – During the first six months of 2004, the Company recorded $0.2 million of net interest income, compared to $0.3 million of net interest expense in the prior year period, due to the reduction in the average outstanding balances of long-term debt and capitalized leases payable and an increase in cash and temporary investments. In July 2004, the Company borrowed approximately $75.0 million under its existing line of credit facility to fund the acquisition of Compressco and future periods will reflect the increased interest expense related to these borrowings.

Net Income – Income before discontinued operations and cumulative effect of change in accounting principle was $7.0 million during the first six months of 2004, compared to $8.7 million in the prior year period, a decrease of $1.7 million. Income per diluted share before discontinued operations and cumulative effect of change in accounting principle was $0.30 on 23,631,723 average diluted shares outstanding during the first six months of 2004, compared to $0.38 on 22,612,922 average diluted shares outstanding in the prior year period.

Discontinued operations during the first six months of 2004 consists of the Norwegian process services operations. During the first six months of 2003, discontinued operations also included the operations of Damp Rid, Inc., which was sold in September 2003.

In July 2001, the Financial Accounting Standards Board released SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that costs associated with the retirement of tangible long-lived assets be recorded as part of the carrying value of the asset when the obligation is incurred. The Company adopted the provisions of SFAS No. 143 on January 1, 2003. Prior to 2003, the Company expensed the costs of retiring its non-oil and gas properties at the time of retirement. In addition, prior to 2003 the Company recorded the retirement obligations associated with its oil and gas properties at an undiscounted fair market value. The effect of adopting SFAS No. 143 was to record a charge of $1.5 million ($0.06 per diluted share), net of taxes of $0.8 million, during the first quarter of 2003, to expense the costs of retirement obligations associated with the Company’s existing long-lived assets and to accrete the liability to its present value as of January 1, 2003.

Net income was $6.6 million during the first six months of 2004, compared to $6.7 million in the corresponding prior year period. Net income per diluted share was $0.28 on 23,631,723 average diluted shares outstanding, compared to $0.30 on 22,612,922 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $8.4 million, or 14.2%, from the first six months of the prior year. This increase was primarily caused by approximately $5.5 million of additional revenues from increased market share for certain of the Division’s products, despite the impact of reduced Gulf of Mexico drilling activity. In addition, the Division benefited from approximately $2.9 million of revenue increases, due to higher product pricing and increased service revenue.

Fluids Division gross profit increased by $0.5 million, or 3.4%. Increased market share for certain of the Division’s products generated approximately $1.3 million of increased gross profit, although the increased sales prices during the first half of 2004 were mostly offset by higher manufacturing costs, including transportation and fuel expenses. Internationally, gross profit from fluids sales decreased by $0.7 million compared to the prior year, primarily due to decreased activity. Gross profit on sales of domestic fluids decreased by approximately $0.1 million compared to the prior year period, as increases in market share were offset by lower pricing and an unfavorable product mix.

Fluids Division income before taxes during the first half of 2004 totaled $8.0 million, compared to $7.4 million in the corresponding prior year period, an increase of $0.6 million or 7.5%. This increase was primarily generated by the $0.5 million increase in gross margin discussed above. A $0.3 million increase from a legal settlement was partially offset by approximately $0.2 million of increased administrative expenses, primarily salaries and professional fee expenses.

Well Abandonment & Decommissioning Division – The WA&D Division generated revenues of $60.4 million during the first six months of 2004, compared to $69.4 million in the prior year period, representing a decrease of $9.0 million or 12.9%. The Division’s well abandonment and decommissioning operations reported decreased revenues of $9.2 million, primarily due to reduced abandonment and decommissioning activity in the Gulf of Mexico, and in spite of a $1.8 million increase in onshore well abandonment revenues. Gulf of Mexico abandonment and decommissioning activity has been postponed by many WA&D Division customers, including Maritech, due to strong commodity prices. The Division’s exploitation and production subsidiary, Maritech, reported increased revenues of $0.2 million during the first half of 2004 compared to the prior year period, as increased production volumes from the recent producing property acquisitions were largely offset by normal production declines.

WA&D Division gross profit decreased $5.8 million, or 31.8%, from $18.3 million during the first six months of 2003 to $12.5 million during the current year period. The decrease in Gulf Coast well abandonment and decommissioning activity levels contributed to a reduction in equipment and personnel utilization, resulting in decreased gross profit of approximately $4.1 million, despite increased gross profit from the onshore well abandonment operations. Maritech’s gross profit decreased by approximately $1.7 million during the first six months of 2004, compared to the prior year period. Maritech generated $1.2 million of gross profit from acquisition and reserve volume increases, but this increase was more than offset by the $1.6 million decrease from well production declines and by $1.3 million of increased lease operating expenses, resulting from workover and exploitation projects conducted during the first half of the current year.

WA&D Division income before taxes decreased 48.2% during the first six months of 2004, compared to the prior year period, a decrease of $5.6 million. This decrease was due to the $5.8 million decrease in gross profit described above, plus approximately $0.2 million of additional administrative expenses during the period primarily from increased employee and liability insurance related expenses. This decrease was partially offset by a $0.4 million gain on the sale of an asset.

Testing & Services Division – Testing & Services Division revenues increased 14.9% to $25.9 million during the first six months of 2004, compared to $22.5 million during the corresponding prior year period. This increase was due to higher production testing revenues, which increased $2.4 million as a result of higher domestic and international onshore drilling activity during the current period, compared to that of the prior year period. In addition, the Company’s process services operations generated a $1.0 million increase in revenues, due to higher processed volumes at certain of its contract locations.

The Testing & Services Division reported a $1.9 million increase in gross profit during the first half of 2004, a 39.2% increase from the prior year period. Increased gross profit was due to higher activity levels in the Division’s businesses, and reflects a $1.2 million increase in process services gross profit, primarily from increased efficiencies due to the higher volumes processed. Production testing gross profit increased $0.7 million during the six month period due to increased activity.

Income before taxes for the Testing & Services Division increased from $2.9 million during the first six months of the prior year to $3.6 million during the first half of 2004. This 26.0% increase was primarily due to the increased gross profit discussed above, less approximately $0.5 million of increased administrative costs. In addition, the Division reflected a gain of approximately $0.7 million during the prior year period from the sale of certain production testing equipment.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead decreased from $8.6 million during the first six months of 2003 to $7.2 million during the current year period, primarily due to $1.2 million of decreased salaries and incentive compensation and due to the $0.5 million reduction in net interest expense as a result of the repayment of the Company’s outstanding bank credit facility balance during the prior year.

Liquidity and Capital Resources

The Company’s capital resources consist primarily of the cash flows from its three operating divisions, its revolving line of credit facility, as well as existing working capital. The Company believes that its sources of capital are adequate to meet its current and anticipated capital, operating and financing requirements. The Company intends to continue to evaluate opportunities and pursue acquisitions of businesses and assets from time to time. The Company expects to fund future cash acquisitions with existing cash balances, funds under the Company’s credit facility or new debt or equity issuances. The Company believes that it has sufficient credit to allow it to borrow additional amounts of funds should the need arise in connection with any acquisition or other significant expenditure.

Operating Activities – Net cash provided by operating activities was $36.4 million during the first six months of 2004, compared to $14.0 million during the first six months of the prior year, an increase of $22.4 million, or 160.3%. This increase was primarily due to the timing of working capital changes, particularly of accounts receivable collections during the first half of 2004, compared to the prior year period. The Company has historically generated net operating cash flow from each of its three operating divisions. Future operating cash flow will be affected by the level of oil and gas industry activity as well as the impact of recent acquisitions.

While the Company expects that industry activity will continue to increase in 2004, the resulting net operating cash flow will also be affected by the impact of competition, the supply and demand of oil and gas, oil and gas prices, the prices for the Company’s other products and services, and the operating and administrative costs required to deliver its products and services.

In addition to the above factors, future operating cash flow will also continue to be affected by the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. The third party market value, including an estimated profit, of Maritech’s decommissioning liability was $35.1 million as of June 30, 2004. The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates and other factors. The Company’s decommissioning liability is recorded net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties.

Investing Activities – Cash capital expenditures for the six months ended June 30, 2004 were $11.9 million. Approximately $4.6 million was invested in the WA&D Division, primarily related to development expenditures on Maritech’s offshore oil and gas properties. Maritech performs development and exploitation operations on certain of its oil and gas properties, which increases the production and related cash flows from such properties prior to their ultimate abandonment. The Fluids Division incurred approximately $4.2 million of capital expenditures, primarily related to the expansion of blending facilities related to its domestic completion fluids business. Approximately $2.8 million was invested in the Testing & Services Division, primarily to replace and enhance a portion of the production testing equipment fleet, although the Company also invested additional capital in its process services operations to enhance its oily residual separation business. The remaining capital expenditures were used to support general corporate activities. The Company also expended approximately $4.1 million during the first half of 2004 related to the acquisition of a west Texas well abandonment operation and a Venezuelan production testing operation.

The Company expects to continue its ongoing capital expenditure program in order to grow and expand its existing operations in each of its operating divisions. The Company expects to fund such capital expenditures in 2004 through its existing cash balances, cash flows from operations and debt financing as necessary. The vast majority of the Company’s future cash capital expenditure plans is discretionary, however, and may be postponed or cancelled as conditions change.

In addition to its ongoing development and exploitation program, Maritech continues to pursue the purchase of additional producing oil and gas properties as part of the Company’s strategy to support the WA&D Division. During the second quarter, Maritech acquired oil and gas properties in exchange for the assumption of approximately $4.2 million in decommissioning liabilities, and in July 2004, acquired additional oil and gas properties in exchange for the assumption of approximately $1.6 million in decommissioning liabilities. While future purchases of such properties are expected to also be funded primarily through the assumption of the associated decommissioning liabilities, such transactions may also involve the payment or receipt of cash at closing.

Financing Activities – To fund its capital and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from its general purpose, secured, prime rate/LIBOR-based revolving line of credit with a bank syndicate led by Bank of America. This agreement expires in December 2004, carries no amortization, and is secured by accounts receivable and inventories. The agreement permits the Company to execute up to $20 million of capital leases and $50 million of unsecured senior notes, and there are no limitations or restrictions on operating leases or unsecured nonrecourse financing. The Company’s credit facility is subject to common financial ratio covenants and dollar limits on the total amount of capital expenditures and acquisitions the Company may undertake in any given year without receiving a waiver from the lenders. The Company pays a commitment fee on unused portions of the line and a LIBOR-based interest rate on any outstanding balance, plus an additional 1.0% to 2.0% above the LIBOR-based interest rate based upon changes in a designated debt ratio. The Company is not required to maintain compensating balances. The covenants also include certain restrictions on the Company’s ability to sell assets. As of June 30, 2004, the Company had $9.8 million in letters of credit, with no balance of long-term debt outstanding, against a $95 million line of credit, leaving a net availability of $85.2 million.

The July 2004 acquisition of Compressco was funded primarily from the Company’s borrowing of $75 million under its existing credit facility. As of August 9, 2004, the Company had net availability under the facility of approximately $10.2 million. The Company’s existing credit facility matures in December 2004, and the

Company is currently negotiating a new credit facility agreement, expected to be completed during the third quarter of 2004, which the Company anticipates will both extend and expand the Company’s financing capabilities and provide for its credit facility needs.

The Company’s access to its revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the credit agreement. Significant deterioration of these ratios could result in a default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The credit facility agreement also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Company’s credit facility. The Company was in compliance with all covenants and conditions of its credit facility as of June 30, 2004 and December 31, 2003. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue.

The Company also has in place a universal acquisition shelf registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 7, 2004, that permits the Company to issue up to $400 million of common stock, preferred stock, senior and subordinated debt securities and warrants in one or more acquisition transactions that the Company may undertake from time to time. As part of the Company’s strategic plan, the Company evaluates opportunities to acquire businesses and assets and intends to pursue attractive acquisition opportunities, which may involve the payment of cash or issuance of debt or equity securities. Such acquisitions may be funded with existing cash balances, funds under the Company’s credit facility or securities issued under the Company’s acquisition shelf registration on Form S-4.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock. During the first six months of 2004, the Company purchased 140,000 shares of its common stock for aggregate consideration of approximately $3.3 million pursuant to this authorization. The Company has historically repurchased its stock at times when it felt that its stock price was undervalued in relation to that of its peer group. The Company also received $2.8 million during the first half of 2004 from the exercise of stock options by employees and directors.

Off Balance Sheet Arrangements – As of June 30, 2004, the Company had no off balance sheet arrangements.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at June 30, 2004 and December 31, 2003. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Cautionary Statement for Purposes of Forward-Looking Statements

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2(e). Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Apr 1 – Apr 30, 2004	50,000	$24.50	50,000	$17,946,000

May 1 – May 31, 2004	56,000	$22.65	56,000	$16,678,000

June 1 – June 30, 2004	–	$–	–	$–

Total	106,000		106,000	$16,678,000

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 12, 2004, the Company held its annual meeting of stockholders, at which the Company's stockholders voted on the following proposals:

Proposal 1: Election of Directors
The following individuals were nominated and elected as Class II Directors of the Company:
	Votes For	Votes Withheld
Ralph S. Cunningham	20,193,245	888,666
Tom H. Delimitros	19,415,853	1,666,058
Geoffrey M. Hertel	19,925,559	1,156,352

In addition to the directors elected at the annual meeting, the terms of the following directors continued after the annual meeting: Messrs. Hoyt Ammidon, Jr., Paul D. Coombs, Allen T. McInnes, Kenneth P. Mitchell, J. Taft Symonds and Kenneth E. White, Jr.

	Votes For	Votes Against	Votes Abstained
Proposal 2: Ratification and approval of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004	20,726,553	284,960	70,398
Proposal 3: Amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 40,000,000 to 70,000,000	18,184,537	2,892,022	5,352
Proposal 4: Adoption of the TETRA Technologies, Inc. 2004 Equity Incentive Compensation Plan	3,306,515	15,460,004	781,894

Item 6. Exhibits.

(a) Exhibits:

2.1

Agreement and Plan of Merger dated June 22, 2004 by and among TETRA Technologies, Inc., TETRA Acquisition Sub, Inc. and Compressco, Inc. (filed as an exhibit to the Company's Form 8-K filed on July 23, 2004 and incorporated herein by reference).

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

(b) Reports on Form 8-K:

On April 13, 2004, the Company furnished a Form 8-K in conjunction with its release of estimated earnings results for the first quarter of 2004.

On April 26, 2004, the Company furnished a Form 8-K in conjunction with its release of earnings results for the first quarter of 2004.

On June 23, 2004, the Company filed a Form 8-K in conjunction with its announcement of a definitive agreement to acquire Compressco, Inc., subject to regulatory approvals and customary closing conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: August 9, 2004	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: August 9, 2004	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: August 9, 2004	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President - Accounting
Principal Accounting Officer