Form 10-Q
period 2004-09-30
TETRA TECHNOLOGIES INC
filed 2004-11-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

AS OF NOVEMBER 1, 2004, THERE WERE 22,392,376 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales	$43,887	$34,315	$125,776	$105,660
Services	46,036	58,494	118,206	137,858
Total revenues	89,923	92,809	243,982	243,518

Cost of revenues:
Cost of product sales	33,617	28,348	98,211	81,438
Cost of services	34,113	45,089	89,762	105,431
Total cost of revenues	67,730	73,437	187,973	186,869
Gross profit	22,193	19,372	56,009	56,649

General and administrative expense	14,417	9,646	38,233	33,707
Operating income	7,776	9,726	17,776	22,942

Interest (income) expense, net	403	99	219	376
Other (income) expense	(8)	(34)	(339)	(501)
Income before taxes, discontinued operations and cumulative effect of change in accounting principle	7,381	9,661	17,896	23,067
Provision for income taxes	2,258	3,198	5,780	7,940
Income before discontinued operations and cumulative effect of change in accounting principle	5,123	6,463	12,116	15,127
Income (loss) from discontinued operations, net of taxes	(3)	697	(349)	183
Net gain on disposal of discontinued operations, net of taxes	–	3,585	–	3,585
Income (loss) from discontinued operations	(3)	4,282	(349)	3,768
Net income before cumulative effect of change in accounting principle	5,120	10,745	11,767	18,895
Cumulative effect of change in accounting principle, net of taxes	–	–	–	(1,464)
Net income	$5,120	$10,745	$11,767	$17,431

Basic net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.23	$.30	$0.54	$0.70
Income (loss) from discontinued operations	(0.00)	0.03	(0.01)	0.01
Net gain on disposal of discontinued operations	–	0.16	–	0.16
Cumulative effect of change in accounting principle	–	–	–	(0.07)
Net income	$0.23	$0.49	$0.53	$0.80
Average shares outstanding	22,375	21,904	22,322	21,763

Diluted net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.22	$0.28	$0.51	$0.66
Income (loss) from discontinued operations	(0.00)	0.03	(0.01)	0.01
Net gain on disposal of discontinued operations	–	0.15	–	0.16
Cumulative effect of change in accounting principle	–	–	–	(0.07)
Net income	$0.22	$0.46	$0.50	$0.76
Average diluted shares outstanding	23,728	23,326	23,664	22,853

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,412	$16,677
Restricted cash	–	248
Trade accounts receivable, net of allowance for doubtful accounts of $823 in 2004 and $1,323 in 2003	75,449	70,769
Inventories	53,749	35,116
Deferred tax assets	3,575	4,123
Assets of discontinued operations	837	1,800
Prepaid expenses and other current assets	5,024	8,068
Total current assets	142,046	136,801

Property, plant and equipment:
Land and building	16,708	14,637
Machinery and equipment	215,360	157,521
Automobiles and trucks	15,015	12,814
Chemical plants	47,820	37,108
Oil and gas properties	52,424	39,886
Construction in progress	7,557	822
	354,884	262,788
Less accumulated depreciation and depletion	(136,864)	(118,690)
Net property, plant and equipment	218,020	144,098

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $2,494	105,946	18,326
Patents, trademarks and other intangible assets, net of accumulated amortization of $6,776 in 2004 and $5,975 in 2003	8,215	5,686
Other assets	11,123	4,688
Total other assets	125,284	28,700
	$485,350	$309,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$27,770	$18,316
Accrued liabilities	34,863	25,142
Liabilities of discontinued operations	805	1,223
Current portion of capital lease obligations	6	8
Total current liabilities	63,444	44,689

Capital lease obligation, less current portion	–	4
Long-term debt, less current portion	136,159	–
Deferred income taxes	23,311	21,614
Decommissioning liabilities	32,753	27,936
Other liabilities	5,443	4,587
Total long-term and other liabilities	197,666	54,141

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 23,109,511 shares issued at September 30, 2004 and 22,743,530 shares issued at December 31, 2003	231	227
Additional paid-in capital	103,650	98,256
Treasury stock, at cost; 734,054 shares held at September 30, 2004 and 635,332 shares held at December 31, 2003	(10,343)	(7,153)
Accumulated other comprehensive income (loss)	(1,538)	(1,034)
Retained earnings	132,240	120,473
Total stockholders' equity	224,240	210,769
	$485,350	$309,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Operating activities:
Net income	$11,767	$17,431
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	22,646	22,523
Loss on relinquishment of property	–	1,745
Provision for deferred income taxes	800	6,123
Provision for doubtful accounts	(138)	(175)
Gain on sale of property, plant and equipment	(520)	(727)
Cost of compressor units sold	1,006	–
Net gain on disposal of discontinued operations	–	(3,585)
Other non-cash charges and credits	129	(425)
Cumulative effect of accounting change	–	1,464
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	2,202	(28,060)
Inventories	(7,048)	2,696
Prepaid expenses and other current assets	3,357	500
Trade accounts payable and accrued liabilities	14,956	14,700
Decommissioning liabilities	(3,140)	346
Discontinued operations: non-cash charges and working capital changes	545	(611)
Other	(437)	15
Net cash provided by operating activities	46,125	33,960

Investing activities:
Purchases of property, plant and equipment	(45,175)	(8,490)
Acquisition of businesses, net of cash acquired	(151,091)	–
Change in restricted cash	248	1,506
Decrease (increase) in other assets	(125)	417
Proceeds from sale of subsidiary	–	17,902
Proceeds from sale of property, plant and equipment	356	2,063
Investing activities of discontinued operations	–	(169)
Net cash provided by (used in) investing activities	(195,787)	13,229

Financing activities:
Proceeds from long-term debt and capital lease obligations	265,987	6,855
Principal payments on long-term debt and capital lease obligations	(130,038)	(44,026)
Repurchase of common stock	(3,323)	–
Proceeds from sale of common stock and exercised stock options	3,771	2,661
Net cash provided by (used in) financing activities	136,397	(34,510)

Increase (decrease) in cash and cash equivalents	(13,265)	12,679
Cash and cash equivalents at beginning of period	16,677	2,374
Cash and cash equivalents at end of period	$3,412	$15,053

Supplemental cash flow information:
Interest paid	$362	$1,189
Taxes paid	652	5,110

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$7,477	$9,355

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Number of weighted average common shares outstanding	22,375,457	21,904,272	22,322,142	21,762,516
Assumed exercise of stock options	1,352,832	1,421,989	1,342,123	1,090,799

Average diluted shares outstanding	23,728,289	23,326,261	23,664,265	22,853,315

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2004, the average market price of $26.93 was used.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method. The following table shows the pro forma effect on reported net income and earnings per share, as required under Statement of Financial Accounting Standards (SFAS) No. 123, amended by SFAS No. 148, as if the Company had elected to recognize the compensation cost based on the fair value of the options granted at the grant date and had amortized the expense over the options’ vesting period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$5,120	$10,745	$11,767	$17,431
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(609)	(684)	(1,766)	(1,956)
Pro forma net income	$4,511	$10,061	$10,001	$15,475

Earnings per share:
Basic - as reported	$0.23	$0.49	$0.53	$0.80
Basic - pro forma	$0.20	$0.46	$0.45	$0.71

Diluted - as reported	$0.22	$0.46	$0.50	$0.76
Diluted - pro forma	$0.19	$0.43	$0.42	$0.68

Average shares	22,375	21,904	22,322	21,763
Average diluted shares	23,728	23,326	23,664	22,853

NOTE B – ACQUISITIONS

In April 2004, the Company purchased certain assets of a well abandonment company located in western Texas for cash. The asset acquisition has been incorporated into the Well Abandonment & Decommissioning (WA&D) Division and allows the Company to extend its onshore well abandonment operations into the west Texas and New Mexico region. In June 2004, the Company acquired certain assets of a Venezuelan production testing company for cash, plus additional contingent cash consideration not to exceed $0.5 million. The asset acquisition expands and enhances the existing Venezuelan production testing operations of the Production Enhancement Division. The above operations were acquired for total cash consideration of approximately $3.6 million.

In May 2004, the Company’s wholly owned subsidiary, Maritech Resources, Inc. (Maritech), acquired approximately $3.0 million of oil and gas producing properties and approximately $16.1 million of associated decommissioning obligations. The previous owner of the properties has agreed to pay $12.3 million of the decommissioning obligations when the abandonment and decommissioning work is performed. These oil and gas properties were recorded at the estimated fair market value of the net decommissioning liabilities assumed of approximately $3.8 million, less cash and other value received of $0.8 million. In addition, in July 2004, Maritech acquired approximately $1.6 million of oil and gas producing properties and approximately $1.6 million in decommissioning liabilities. These oil and gas properties were recorded at the estimated fair market value of the decommissioning liabilities assumed.

In July 2004, the Company completed the acquisition of Compressco, Inc. (Compressco) for approximately $94 million in cash, including transaction costs. Additionally, the Company repaid Compressco’s outstanding bank debt of approximately $15.8 million. Compressco provides natural gas and oil well production enhancement services and equipment and designs and fabricates low pressure natural gas compressors. The acquisition cost of Compressco reflects Compressco’s significant strategic value to the Company. Compressco’s current primary markets are specific onshore markets in the U.S. and Canada that have demonstrated growth potential as well as other identified regions. The Company has retained Compressco’s existing management and workforce to expand Compressco’s operations and to work with the Company to develop synergies with the Company’s existing operations. The Company allocated the purchase price of the Compressco acquisition to the fair value of the assets and liabilities acquired, including approximately $1.9 million of certain intangible assets, resulting in approximately $72.1 million of goodwill. Beginning July 2004, the results of operations of Compressco have been combined with the Company’s Testing & Services Division, which has now been renamed the Production Enhancement Division.

In September 2004, the Company completed the acquisition of the European calcium chloride assets of Kemira Oyj (Kemira) of Helsinki, Finland in a cash transaction. The acquisition closed on September 30, 2004, with a total consideration of approximately $40.5 million, including accrued transaction costs. The acquired assets will enable the Company to expand its calcium chloride production and marketing operations and further penetrate international energy and industrial markets. The acquisition cost of the Kemira calcium chloride assets is in excess of the net tangible and intangible assets acquired and reflects the strategic value of the acquisition to the Company’s Fluids Division. Due to the timing of the acquisition transaction, the Company’s allocation of the purchase price for the Kemira calcium chloride assets as of September 30, 2004 has been calculated using preliminary estimates of the fair values of the assets acquired and may change as additional information becomes available. Such preliminary allocation of the purchase price includes approximately $15.5 million of goodwill. Beginning October 2004, the results of operations from the acquired calcium chloride assets will be combined with the Company’s Fluids Division operations.

In September 2004, the Company purchased an 800 ton heavy lift derrick barge, based in the Gulf of Mexico, for approximately $21 million in cash. The purchase expands the decommissioning operations of the Company’s Well Abandonment & Decommissioning Division.

The pro forma information presented below has been prepared to give effect to the acquisitions of Compressco and the Kemira calcium chloride assets, as well as the interest expense associated with the debt financing for these transactions, as if they had occurred at the beginning of the periods presented. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions deemed appropriate by the Company. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past and the Company’s operating results may have been different from those reflected in the pro forma information below. Therefore the pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that the Company will achieve after the acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pro Forma Financial Information	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues	$102,580	$106,534	$306,017	$295,542

Income before discontinued operations and cumulative effect of change in accounting principle	4,667	7,131	14,833	17,684

Net income	$4,664	$11,413	$14,484	$19,988

Per share information:
Income before discontinued operations and cumulative effect of change in accounting principle
Basic	$0.21	$0.33	$0.66	$0.81
Diluted	$0.20	$0.31	$0.63	$0.77

Net income
Basic	$0.21	$0.52	$0.65	$0.92
Diluted	$0.20	$0.49	$0.61	$0.87

NOTE C – DISCONTINUED OPERATIONS

In September 2003, the Company sold its wholly owned subsidiary, Damp Rid, Inc. (Damp Rid), for total cash proceeds of approximately $19.4 million. Damp Rid markets calcium chloride based desiccant products to retailers. Damp Rid was no longer considered to be a strategic part of the Company’s core businesses.

During the third quarter of 2003, the Company also made the decision to dispose of its Norwegian process services operation, and began selling the associated facility assets. The Company determined that the Norwegian process services operation’s long-term model did not fit its core business strategy. The Company has estimated the fair value of the facility assets based on negotiations to sell the facility and included the carrying value of the facility within assets of discontinued operations in the accompanying consolidated balance sheets. In April 2004, the Company sold a portion of the facility assets to a local Norwegian company for cash. The Company intends to sell the remaining facility assets.

The Company has accounted for its Damp Rid and Norwegian process services businesses as discontinued operations and has excluded these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended September 30,
	2004	2003
	Norwegian Process Services	Damp Rid	Norwegian Process Services	Total Discontinued Operations
	(In Thousands)
Revenues	$–	$4,317	$697	$5,014

Income (loss) before taxes	(4)	1,264	(143)	1,121
Income tax provision (benefit)	(1)	474	(50)	424
Net income (loss)	(3)	790	(93)	697

Gain (loss) from disposal of discontinued operations	–	7,277	(1,989)	5,288
Income tax provision (disposal)	–	2,399	(696)	1,703
Net	–	4,878	(1,293)	3,585

Total discontinued operations, net of taxes	$(3)	$5,668	$(1,386)	$4,282

	Nine Months Ended September 30,
	2004	2003
	Norwegian Process Services	Damp Rid	Norwegian Process Services	Total Discontinued Operations
	(In Thousands)
Revenues	$70	$9,682	$1,897	$11,579

Income (loss) before taxes	(535)	2,229	(1,856)	373
Income tax provision (benefit)	(186)	839	(649)	190
Net income	(349)	1,390	(1,207)	183

Gain (loss) from disposal of discontinued operations	–	7,277	(1,989)	5,288
Income tax provision (disposal)	–	2,399	(696)	1,703
Net	–	4,878	(1,293)	3,585

Total discontinued operations, net of taxes	$(349)	$6,268	$(2,500)	$3,768

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
General purpose revolving line of credit for $95 million with interest at LIBOR plus 1.00% - 2.00%	$–	$–
General purpose revolving line of credit for $140 million with interest at LIBOR plus 0.75% - 1.75%	46,632	–
5.07% Senior Notes, Series 2004-A	55,000	–
4.79% Senior Notes, Series 2004-B	34,527	–
	136,159	–
Less current portion	–	–

Total long-term debt	$136,159	$–

Bank Credit Facilities

At December 31, 2003, the Company had a $95 million bank credit facility that was scheduled to mature on December 31, 2004 and was secured by accounts receivable, inventories, guarantees of the Company’s domestic subsidiaries, and pledges of stock of the Company’s foreign subsidiaries. During July 2004, the Company borrowed $75 million under the credit facility to fund a portion of the purchase price for the acquisition of Compressco.

In September 2004, the Company entered into a new five year $140 million revolving credit facility with a syndication of banks. The Company may increase the revolving credit facility up to a maximum of $200 million with the agreement of existing or additional lenders. The facility is unsecured and is guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bear interest at LIBOR plus 0.75% to 1.75%, depending on a certain financial ratio of the Company, and the Company pays a commitment fee on unused portions of the facility. As of September 30, 2004, the average interest rate on the outstanding balance under the credit facility was 2.89%. The Company used borrowings under its new revolving credit facility to repay all outstanding obligations under the previous credit facility in the amount of $73.3 million, and terminated the previous credit facility.

The new revolving credit facility agreement contains customary covenants and other restrictions. In addition, the facility requires the Company to maintain certain financial ratio and net worth requirements and provides dollar limits on the amount of Company capital expenditures, acquisitions and asset sales. The facility also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the credit facility. The Company is in compliance with all covenants and conditions of its credit facility as of September 30, 2004. Defaults under the credit facility that are not timely remedied could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

Senior Notes

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $34.5 million equivalent) in aggregate principal amount of Series 2004-B Notes pursuant to a Note Purchase Agreement. The Series 2004-A Notes and the 2004-B Notes (collectively the Senior Notes) were sold in the United States only to accredited investors pursuant to an exemption from the Securities Act and to non-U.S. persons in reliance upon Regulation S under the Securities Act. Net proceeds from the sale of the Senior Notes were used to pay down a portion of existing indebtedness under the new revolving credit facility and to fund the acquisition of the Kemira calcium chloride assets.

The Series 2004-A Senior Notes bear interest at the fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Senior Notes bear interest at the fixed rate of 4.79% and mature on September 30, 2011. Interest on the Senior Notes is due semiannually on March 30 and September 30 of each year, commencing March 30, 2005. The Company may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes were issued under a Note Purchase Agreement and are unsecured and guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries. The Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as a cross-default provision relating to any other indebtedness of $20 million or more. The Company is in compliance with all covenants and conditions of the Note Purchase Agreement as of September 30, 2004. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

NOTE E – ASSET RETIREMENT OBLIGATIONS

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

NOTE F – COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2004 and 2003 is as follows:

	Three Months Ended September 30,
	2004	2003
	(In Thousands)
Net income	$5,120	$10,745

Net change in derivative fair value, net of taxes of $(500) and $(245), respectively, for the periods presented	(865)	425
Reclassification of derivative fair value into earnings, net of taxes of $228 and $189, respectively, for the periods presented	395	335
Foreign currency translation adjustment, net of taxes of $57 in 2004	109	49

Comprehensive income	$4,759	$11,554

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Net income	$11,767	$17,431

Net change in derivative fair value, net of taxes of $(1,061) and $(416), respectively, for the periods presented	(1,863)	(752)
Reclassification of derivative fair value into earnings, net of taxes of $749 and $387, respectively, for the periods presented	1,327	686
Foreign currency translation adjustment, net of taxes of $18 in 2004	32	79

Comprehensive income	$11,263	$17,444

NOTE G – DERIVATIVES

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

The Company currently has the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
Oil swap	600 barrels/day	$28.75/barrel	December 1, 2003 - December 31, 2004
Oil swap	300 barrels/day	$28.07/barrel	March 1, 2004 - December 31, 2004
Oil swap	500 barrels/day	$42.26/barrel	January 1, 2005 - December 31, 2005

The Company believes that its swap agreements are “highly effective cash flow hedges” in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into earnings on a monthly basis, utilizing the specific identification method, when the hedged exposure affects earnings as production cash flows are generated. Any “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately. At September 30, 2004, the aggregate fair market value of these cash flow hedge derivatives was a liability of approximately $2.1 million, which the Company reflects as a current liability. The impact of cumulative changes in the fair value of the hedge derivative as of September 30, 2004 was a loss of approximately $1.3 million, net of taxes. This amount is reflected in other comprehensive income (loss) within stockholders’ equity, which the Company expects to reclassify into earnings to be matched with the corresponding future hedged production revenues over the remaining term of the hedge derivatives. To date, there has been no material ineffectiveness associated with the cash flow hedges during the period the swaps have been outstanding.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company, its subsidiaries, and other related companies are named as defendants in numerous lawsuits and as respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the Company.

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, which was based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at September 30, 2004 and December 31, 2003. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

NOTE I – INDUSTRY SEGMENTS

The Company manages its operations through three divisions: Fluids, WA&D and Production Enhancement.

The Company’s Fluids Division manufactures and markets clear brine fluids and other associated products and services to the oil and gas industry for use in well drilling, completion and workover operations in both domestic and international markets. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

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

The Company’s Production Enhancement Division, previously known as the Testing & Services Division, provides production testing services to the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico and certain Latin American markets. In addition, it is engaged in designing, fabricating, leasing and servicing of production enhancement equipment which provides economical wellhead compression to mature, low pressure natural gas wells in the mid-continent region of the United States as well as in western Canada. The Division also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining operations.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Production Enhancement	Intersegment Eliminations	Corporate Overhead		Consolidated
	(In Thousands)
Three Months Ended September 30, 2004

Revenues from external customers
Products	$29,590	$12,665	$1,632	$–	$–		$43,887
Services and rentals	4,856	24,463	16,717	–	–		46,036
Intersegmented revenues	33	(9)	37	(61)	–		–
Total revenues	34,479	37,119	18,386	(61)	–		89,923

Income before taxes and discontinued operations	3,187	5,652	3,047	–	(4,505	)(1)	7,381

Total assets	$162,521	$141,149	$170,039	$–	$11,641	(2)	$485,350

Three Months Ended September 30, 2003

Revenues from external customers
Products	$24,257	$10,058	$–	$–	$–		$34,315
Services and rentals	3,929	42,800	11,765	–	–		58,494
Intersegmented revenues	498	–	43	(541)	–		–
Total revenues	28,684	52,858	11,808	(541)	–		92,809

Income before taxes and discontinued operations	3,603	7,597	1,666	–	(3,205	)(1)	9,661

Total assets	$113,783	$143,584	$49,674	$–	$14,580	(2)	$321,621

Nine Months Ended September 30, 2004

Revenues from external customers
Products	$89,844	$34,300	$1,632	$–	$–		$125,776
Services and rentals	12,597	63,126	42,483	–	–		118,206
Intersegmented revenues	73	125	124	(322)	–		–
Total revenues	102,514	97,551	44,239	(322)	–		243,982

Income before taxes and discontinued operations	11,190	11,717	6,668	–	(11,679	)(1)	17,896

Total assets	$162,521	$141,149	$170,039	$–	$11,641	(2)	$485,350

Nine Months Ended September 30, 2003

Revenues from external customers
Products	$76,150	$29,510	$–	$–	$–		$105,660
Services and rentals	11,014	92,682	34,162	–	–		137,858
Intersegmented revenues	1,119	34	154	(1,307)	–		–
Total revenues	88,283	122,226	34,316	(1,307)	–		243,518

Income before taxes, discontinued operations and cumulative effect of change in accounting principle	11,047	19,299	4,539	–	(11,818	)(1)	23,067

Total assets	$113,783	$143,584	$49,674	$–	$14,580	(2)	$321,621

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
General and administrative expense	$3,912	$2,974	$11,037	$11,080
Interest (income)/expense, net	392	94	218	379
Other general corporate (income)/expense, net	201	137	424	359
Total	$4,505	$3,205	$11,679	$11,818

(2) Includes assets of discontinued operations.

NOTE J – SUBSEQUENT EVENT

In November 2004, Maritech acquired approximately $6.5 million of oil and gas producing properties and approximately $22.8 million of associated decommissioning obligations. The previous owner of the properties has agreed to pay $16.3 million of the decommissioning obligations when the abandonment and decommissioning work is performed. These oil and gas properties will be recorded at the estimated fair market value of the decommissioning liabilities assumed of approximately $6.5 million, which is net of the future payments to be received from the previous owner.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Consistent with the Company’s growth strategy, each of the Company’s Divisions concluded significant acquisition transactions during the third quarter of 2004, which will serve to expand and further diversify their operations. Following these acquisitions, the Company’s total assets increased from $309.6 million at December 31, 2003, to $485.4 million at September 30, 2004. In July 2004, the Company completed the acquisition of Compressco for approximately $94 million in cash, including transaction costs. In addition, the Company repaid approximately $15.8 million of Compressco indebtedness. Compressco represents a new niche oil and gas service market, and will allow the Company to expand its product and service offerings, extend its operations into Compressco’s markets within onshore areas in the United States and Canada and generate synergies with certain of the Company’s existing businesses. On September 30, 2004, the Company completed the purchase of the European calcium chloride assets of Kemira Oyj of Helsinki, Finland for approximately $40.5 million of cash, including transaction costs. This acquisition will enable the Company to significantly expand its existing calcium chloride operations in Europe and generate efficiencies with its existing Fluids Division operations. Also in September, the Company acquired an 800 ton heavy lift derrick barge, for approximately $21.0 million, to expand the Company’s well abandonment and decommissioning operations. The Company’s growth during the quarter was partially funded by the Company’s expanded capital availability, following the closing of a $140 million unsecured multi-currency revolving bank credit facility, which replaced the Company’s previous credit facility. In addition, the Company received $89.5 million in a private unsecured debt offering, of which a portion of the proceeds was used to pay down a portion of the outstanding credit facility balance. At September 30, 2004, the Company has approximately $83.6 million available under its credit facility for additional growth opportunities or to fund working capital needs.

Due to the timing of the transactions mentioned above, the Company’s results of operations during the first nine months of 2004 do not yet include the results of operations of the acquired calcium chloride assets or the 800 ton heavy lift derrick barge and include less than a full quarter’s activity from Compressco. Even so, the Company’s consolidated revenues during the nine month period increased compared to the prior year period, as the Company’s Fluids Division continued to increase revenues from market share growth for its products, despite continuing sluggish industry activity in the Gulf of Mexico. In addition, the Company’s Production Enhancement Division (formerly the Testing & Services Division) also reported increased revenues, primarily due to the acquisition of Compressco. The increased commodity prices, which are spurring the increased drilling activity, have benefited the Company’s Maritech subsidiary with higher oil and gas production revenues, but have also postponed certain activities of many of the Company’s Well Abandonment and Decommissioning (WA&D) customers, including Maritech, who have delayed the sale or abandonment of mature producing properties. As a result, and also due to increased interruptions caused by weather during the third quarter of

2004, WA&D revenues and income before taxes decreased significantly during the third quarter and year to date compared to the prior year periods. As a result, consolidated pretax income for the nine months ended September 30, 2004 decreased compared to the prior year period.

Critical Accounting Policies

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

Other than the additional significant accounting policy described below, there have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates which were disclosed in its Form 10-K for the year ended December 31, 2003.

Acquisition Purchase Price Allocations – The accounting for acquisitions of businesses using the purchase method requires the allocation of the purchase price based on the fair values of the assets and liabilities acquired. The Company estimates the fair values of the assets and liabilities acquired using accepted valuation methods, and in many cases such estimates are based on the Company’s judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. The Company completed several acquisitions during 2004 and has accounted for the various assets (including intangible assets) and liabilities acquired based on its estimate of fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the assets and liabilities acquired. Certain of the Company’s estimates of fair value for assets acquired during 2004 are preliminary, and may change as additional information becomes available.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands)
Revenues
Fluids	$34,479	$28,684	$102,514	$88,283
Well Abandonment & Decommissioning	37,119	52,858	97,551	122,226
Production Enhancement	18,386	11,808	44,239	34,316
Intersegment eliminations	(61)	(541)	(322)	(1,307)
	89,923	92,809	243,982	243,518
Gross profit
Fluids	7,078	6,546	21,771	20,759
Well Abandonment & Decommissioning	9,351	9,819	21,822	28,094
Production Enhancement	5,759	3,005	12,436	7,803
Intersegment eliminations and other	5	2	(20)	(7)
	22,193	19,372	56,009	56,649
Income before taxes, discontinued operations and cumulative effect of change in accounting principle
Fluids	3,187	3,603	11,190	11,047
Well Abandonment & Decommissioning	5,652	7,597	11,717	19,299
Production Enhancement	3,047	1,666	6,668	4,539
Corporate overhead	(4,505)	(3,205)	(11,679)	(11,818)
	7,381	9,661	17,896	23,067

The above information excludes the results of the Damp Rid and Norwegian process services businesses, which have been accounted for as discontinued operations.

Three months ended September 30, 2004 compared with three months ended September 30, 2003

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended September 30, 2004 were $89.9 million, compared to $92.8 million in the corresponding prior year period, a decrease of 3.1%. Consolidated gross profit increased 14.6%, from $19.4 million during the third quarter of 2003 to $22.2 million in the third quarter of the current year. Consolidated gross profit as a percent of revenues was 24.7% during the third quarter of 2004, compared to 20.9% during the prior year period, with the increase largely due to the acquisition of Compressco.

General and Administrative Expenses – General and administrative expenses were $14.4 million during the third quarter of 2004, an increase of $4.8 million or 49.5% compared to the prior year quarter, primarily due to the overall growth of the Company and due to decreased administrative expenses in the prior year quarter. The Company’s salary, incentive and employee benefit expenses increased approximately $3.3 million during the current year quarter, compared to the prior year period, primarily due to the acquisition of Compressco and increased employer’s insurance related costs. Other administrative cost increases related to other insurance costs and professional fees associated with increased corporate regulatory compliance requirements. Primarily due to the above increases, general and administrative expenses as a percent of revenue increased to 16.0% versus 10.6% in the prior year third quarter.

Interest Expense and Income Taxes – During the third quarter of 2004, the Company reflected $0.4 million of net interest expense compared to $0.1 million of net interest expense in the prior year third quarter, due to an increase in the average outstanding balances of long-term debt as a result of third quarter acquisitions. During the third quarter of 2004, the Company borrowed approximately $136.2 million to fund the acquisitions of Compressco, the Kemira calcium chloride assets and the 800 ton heavy lift derrick barge. Future periods will reflect the interest expense related to these borrowings until they are repaid.

Net Income – Income before discontinued operations was $5.1 million during the third quarter of 2004, compared to $6.5 million in the prior year third quarter, a decrease of $1.3 million. Income per diluted share before discontinued operations was $0.22 on 23,728,289 average diluted shares outstanding during the third quarter of 2004, compared to $0.28 on 23,326,261 average diluted shares outstanding in the prior year quarter.

Discontinued operations during the third quarter of 2004 consist of the Norwegian process services operations. During the third quarter of 2003, discontinued operations also included the operations of Damp Rid, Inc., which was sold in September 2003.

Net income was $5.1 million during the third quarter of 2004, compared to $10.7 million in the corresponding prior year period. Net income per diluted share was $0.22 on 23,728,289 average diluted shares outstanding, compared to $0.46 on 23,326,261 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $5.8 million or 20.2% compared to the third quarter of the prior year. The increase was primarily caused by increased market share for certain of the Division’s products, despite the impact of reduced Gulf of Mexico drilling activity and interruptions caused by numerous storms in the Gulf of Mexico region during the third quarter of 2004.

Fluids Division gross profit increased by $0.5 million, or 8.1%. The increased market share of the Division generated additional gross margin of approximately $1.5 million. Such increases more than offset an approximately $1.0 million decrease, primarily from increased costs and unfavorable product sales mix for the Division’s products.

Fluids Division income before taxes during the current year third quarter decreased compared to the prior year period by approximately $0.4 million. The $0.5 million increase in gross margin discussed above was offset by approximately $0.9 million of increased administrative expenses.

Well Abandonment & Decommissioning Division – The WA&D Division generated revenues of $37.1 million during the third quarter of 2004, compared to $52.9 million in the prior year third quarter, representing a decrease of $15.7 million or 29.8%. The Division’s well abandonment and decommissioning revenues decreased $19.0 million, primarily due to reduced abandonment activity in the Gulf of Mexico, as higher commodity prices have temporarily extended the economic life of certain fields and have delayed the sales and abandonment activities planned by many of the Company’s customers, including Maritech. In addition, the Division’s well abandonment and decommissioning operations were negatively affected by an increased number and severity of storms in the Gulf of Mexico region during the quarter compared to the prior year quarter. The Division’s revenue decrease occurred despite a $0.7 million increase in wireline and onshore well abandonment revenues. The third quarter 2004 results do not include revenues from the September 2004 acquisition of an 800 ton heavy lift barge. The Division anticipates that activity will increase for certain customers following the recent storms. In addition, the Division’s exploitation and production subsidiary, Maritech, reported a $3.2 million increase in revenues during the third quarter of 2004, compared to the prior year period. Maritech reported $1.4 million of increased revenues from higher realized oil and gas sales prices and a $1.9 million revenue increase from increased production volumes due to the acquisition and exploitation of producing properties, which more than offset normal production declines and the temporary production downtime in September 2004 due to Hurricane Ivan. In this storm, Maritech suffered damage to one of its offshore production platforms, causing one of its producing properties to remain shut in, and is currently evaluating the extent of the damage.

WA&D Division gross profit decreased $0.5 million, or 4.8%, from $9.8 million during the third quarter of 2003 to $9.3 million during the current year period. The decrease in Gulf of Mexico well abandonment and decommissioning activity and the above mentioned weather interruptions contributed to lower equipment and personnel utilization, resulting in a reduction in gross profit from well abandonment and decommissioning activity of approximately $4.2 million. This decrease was largely offset by an increase in Maritech’s gross profit of approximately $3.8 million during the third quarter of 2004, as compared to the prior year period. In addition to the $1.4 million increase from higher realized oil and gas sales prices, Maritech generated $0.7 million of gross profit from higher production volumes. In addition, Maritech recorded a $1.7 million charge during the prior year third quarter relating to a property relinquishment.

WA&D Division income before taxes decreased $1.9 million, or 25.6%, during the third quarter of 2004 compared to the prior year quarter. This decrease was due to the $0.5 million decrease in gross profit described above, as well as from approximately $1.4 million of increased administrative expenses during the quarter, primarily due to increased salaries and employer’s insurance related costs.

Production Enhancement Division – Production Enhancement Division revenues increased 55.7% to $18.4 million during the third quarter of 2004, compared to $11.8 million during the corresponding prior year period. This increase was due to the July 2004 acquisition of Compressco, which generated revenues of $7.8 million. This increase offset a decrease of approximately $1.2 million in production testing revenues, which declined due to decreased testing activity by its domestic customers and a temporary idling of certain international testing operations as the Company awaited a new contract execution.

The Production Enhancement Division reported a $2.8 million increase in gross profit during the third quarter of 2004, a 91.6% increase from the prior year period. Increased gross profit was due to the acquisition of Compressco, which generated $3.5 million of gross profit during the third quarter of 2004, which excludes Compressco’s administrative costs and associated interest expense charged to corporate overhead. Partially offsetting this increase was a $0.8 million decrease in production testing gross profit, primarily due to the decreased international activity.

Income before taxes for the Production Enhancement Division increased from $1.7 million during the third quarter of the prior year to $3.0 million during the third quarter of 2004. This 82.9% increase was primarily due to the increased gross profit discussed above, less approximately $1.4 million of increased administrative costs, primarily due to the addition of the Compressco operations.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $3.2 million during the third quarter of 2003 to $4.5 million during the current year period, primarily due to $0.9 million of increased administrative costs due to increased salaries, incentive compensation and professional fees and a $0.3 million increase in net interest expense due to the long-term debt borrowings during the third quarter of 2004. Future periods will reflect additional interest expense related to these borrowings until they are repaid.

Nine months ended September 30, 2004 compared with nine months ended September 30, 2003

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the nine months ended September 30, 2004 were $244.0 million, compared to $243.5 million in the corresponding prior year period, an increase of less than 1%. Consolidated gross profit decreased 1.1%, from $56.6 million during the first nine months of 2003 to $56.0 million in the current year period. Consolidated gross profit as a percent of revenue was 23.0% during the first nine months of 2004, compared to 23.3% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $38.2 million during the first nine months of 2004, an increase of $4.5 million, or 13.4%, compared to the prior year period. This increase was primarily caused by approximately $3.0 million of salary, incentive and employee benefit cost increases, $0.4 million of increased professional fees, plus approximately $0.4 million of increased insurance costs. General and administrative expenses as a percent of revenue increased to 15.7%, versus 13.8% in the prior year nine month period.

Other Income and Expense – Other income and expense decreased to $0.3 million of income during the first nine months of 2004, compared to $0.5 million of income during the corresponding prior year period, as gains on sales of assets during the current year period were $0.2 million less than during the prior year period.

Interest Expense and Income Taxes – During the first nine months of 2004, the Company recorded $0.2 million of net interest expense, compared to $0.4 million of net interest expense in the prior year period, due to the decrease in the outstanding balances of long-term debt and the increase in cash and temporary investments during most of 2004. However, due primarily to the acquisition of Compressco and the Kemira calcium chloride assets during the third quarter of 2004, the Company borrowed approximately $136.2 million under its line of credit facility and from private debt borrowings. Future periods will reflect the increased interest expense related to these borrowings until they are repaid.

Net Income – Income before discontinued operations and cumulative effect of change in accounting principle was $12.1 million during the first nine months of 2004, compared to $15.1 million in the prior year period, a decrease of $3.0 million. Income per diluted share before discontinued operations and cumulative effect of change in accounting principle was $0.51 on 23,664,265 average diluted shares outstanding during the first nine months of 2004, compared to $0.66 on 22,853,315 average diluted shares outstanding in the prior year period.

Discontinued operations during the first nine months of 2004 consist of the Norwegian process services operations. During the first nine months of 2003, discontinued operations also included the operations of Damp Rid, Inc., which was sold in September 2003.

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

Net income was $11.8 million during the first nine months of 2004, compared to $17.4 million in the corresponding prior year period. Net income per diluted share was $0.50 on 23,664,265 average diluted shares outstanding, compared to $0.76 on 22,853,315 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $14.2 million, or 16.1%, from the first nine months of the prior year. This increase was primarily caused by additional revenues from increased market share for certain of the Division’s products, despite the impact of reduced Gulf of Mexico drilling activity.

Fluids Division gross profit increased by $1.0 million, or 4.9%. Increased market share for certain of the Division’s products generated approximately $3.3 million of increased gross profit. This increased gross profit was partially offset by decreased prices for certain of the Division’s products and an unfavorable product sales mix, which decreased gross profit by approximately $2.2 million.

Fluids Division income before taxes during the first nine months of 2004 totaled $11.2 million, compared to $11.0 million in the corresponding prior year period, an increase of $0.2 million or 1.3%, as the $1.0 million increase in gross margin discussed above was largely offset by increased administrative expenses.

Well Abandonment & Decommissioning Division – The WA&D Division generated revenues of $97.6 million during the first nine months of 2004, compared to $122.2 million in the prior year period, representing a decrease of $24.7 million or 20.2%. The Division’s well abandonment and decommissioning operations reported decreased revenues of $28.2 million, primarily due to reduced abandonment and decommissioning activity in the Gulf of Mexico, and despite a $4.4 million increase in wireline and onshore well abandonment revenues. Much of the Gulf of Mexico abandonment and decommissioning activity has been postponed by many WA&D Division customers, including Maritech, due to strong commodity prices. In addition, well abandonment and decommissioning activity was delayed more significantly due to recent storms in the Gulf of Mexico during the third quarter of 2004 compared to the prior year. Maritech reported increased revenues of $3.5 million during the first nine months of 2004 compared to the prior year period, as realized commodity prices generated $1.3 million of additional revenues, and increased production volumes generated $2.2 million of increased revenue. Such production volume increases were due to producing property acquisitions and exploitation efforts, and more than offset normal production declines and production downtime incurred during September 2004 due to storms. Maritech suffered storm damage to one of its offshore production platforms during Hurricane Ivan, causing one of its producing properties to remain shut in, and is currently evaluating the extent of the damage.

WA&D Division gross profit decreased $6.3 million, or 22.3%, from $28.1 million during the first nine months of 2003 to $21.8 million during the current year period. The decrease in Gulf of Mexico well abandonment and decommissioning activity levels contributed to a reduction in equipment and personnel utilization, resulting in decreased gross profit of approximately $8.3 million. Maritech’s gross profit increased by approximately $2.1 million during the first nine months of 2004, compared to the prior year period. Maritech generated $1.3 million of additional gross profit from increased commodity prices and $1.4 million of increase from higher production volumes due to property acquisitions and reserve volume increases. These increases more than offset $2.0 million of increased lease operating expenses, resulting from workover and exploitation projects conducted during the first nine months of the current year. In addition, during the first nine months of 2003, Maritech expensed $1.4 million of additional property impairments compared to the current year.

WA&D Division income before taxes decreased 39.3% during the first nine months of 2004, compared to the prior year period, a decrease of $7.6 million. This decrease was due to the $6.3 million decrease in gross profit described above, plus approximately $1.8 million of additional administrative expenses during the period primarily from increased salaries and employer’s liability insurance related expenses. This decrease was partially offset by a $0.4 million gain on the sale of an asset.

Production Enhancement Division – Production Enhancement Division revenues increased 28.9% to $44.2 million during the first nine months of 2004, compared to $34.3 million during the corresponding prior year period. This increase was primarily due to the July 2004 acquisition of Compressco, which generated $7.8 million of revenues. In addition, the Division recorded increased production testing revenues, which increased $1.1 million as a result of higher domestic and international onshore drilling activity by its customers during the current period compared to the prior year period. In addition, the Company’s process services operations generated a $1.0 million increase in revenues due to higher processed volumes at certain of its contract locations.

The Production Enhancement Division reported a $4.6 million increase in gross profit during the first nine months of 2004, a 59.4% increase from the prior year period. The addition of Compressco increased gross profit by $3.5 million and the process services operations generated $1.3 million of added gross profit, primarily from increased efficiencies due to the higher volumes processed. Production testing gross profit decreased approximately $0.2 million during the nine month period due to increased costs.

Income before taxes for the Production Enhancement Division increased from $4.5 million during the first nine months of the prior year to $6.7 million during the first nine months of 2004. This 46.9% increase was primarily due to the increased gross profit discussed above, less approximately $2.0 million of increased administrative costs, primarily due to the acquisition of Compressco. In addition, the Division’s results reflected approximately $0.5 million in additional gains during the prior year period from the sale of certain production testing equipment.

Corporate Overhead – Corporate overhead decreased from $11.8 million during the first nine months of 2003 to $11.7 million during the current year period, primarily due to $0.2 million decrease in net interest expense during the nine month period, as the Company had no long-term debt outstanding during a majority of the nine month period. Future periods will reflect increased interest expenses as a result of the long-term debt borrowings utilized to fund acquisitions during the third quarter of 2004, until such borrowings are repaid.

Liquidity and Capital Resources

The Company’s capital resources consist primarily of the cash flows from its three operating divisions and the additional borrowing capacity under its bank credit facility. The Company believes that its sources of capital are adequate to meet its current and anticipated capital, operating and financing requirements. The Company intends to continue to evaluate growth opportunities and pursue acquisitions of businesses and assets from time to time. The Company expects to fund any future additional cash acquisitions with funds available under the Company’s credit facility or new debt or equity issuances. The Company believes that it has sufficient credit through its existing financing arrangements to allow it to borrow additional amounts of funds should the need arise in connection with any acquisition opportunity or other significant expenditure.

Operating Activities – Net cash provided by operating activities was $46.1 million during the first nine months of 2004, compared to $34.0 million during the first nine months of the prior year, an increase of $12.1 million, or 35.3%. This increase was primarily due to the timing of working capital changes, particularly of accounts receivable collections during the first nine months of 2004, compared to the prior year period. The

Company has historically generated net operating cash flow from each of its three operating divisions. Future operating cash flow will be affected by the level of oil and gas industry activity as well as the impact of recent acquisitions. While the Company expects that overall industry activity will continue to increase in response to current high commodity prices, the resulting net operating cash flow will also be affected by the impact of competition, the supply and demand of oil and gas, future oil and gas prices, the prices for the Company’s other products and services, and the operating and administrative costs required to deliver its products and services.

In addition to the above factors, future operating cash flow will also continue to be affected by the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. The third party market value, including an estimated profit, of Maritech’s decommissioning liability was $36.0 million as of September 30, 2004. The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates, and other factors. The Company’s decommissioning liability of approximately $36.0 million at September 30, 2004, is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed. As of September 30, 2004, Maritech’s total decommissioning obligation is approximately $83.9 million, including an estimated profit, of which approximately $47.9 million will be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – The Company expended a total of $151.1 million during the first nine months of 2004 for acquisitions of businesses, net of cash balances acquired, including approximately $108.9 million related to the Compressco acquisition and $38.1 million, excluding certain transaction costs, related to the purchase of the Kemira calcium chloride assets. Other cash capital expenditures for the nine month period totaled an additional $45.2 million. Approximately $28.2 million of capital expenditures was invested in the WA&D Division, primarily related to the $21.0 million purchase of a heavy lift derrick barge and $6.0 million related to development expenditures on Maritech’s offshore oil and gas properties. Maritech performs development and exploitation operations on certain of its oil and gas properties, which, if successful, increases the production and related cash flows from such properties prior to their ultimate abandonment. The Fluids Division incurred approximately $6.7 million of capital expenditures, primarily related to the expansion of blending facilities related to its domestic completion fluids business. Approximately $9.2 million was invested in the Production Enhancement Division, primarily to replace and enhance a portion of the production testing equipment fleet and to support the growth of Compressco’s operations. The remaining capital expenditures were used to support general corporate activities.

The Company expects to continue its ongoing capital expenditure program in order to grow and expand its existing operations in each of its operating divisions. The Company expects to fund such capital expenditures in 2004 through its existing cash balances, cash flows from operations and debt financing as necessary. The vast majority of the Company’s future cash capital expenditure plans is discretionary, however, and may be modified, postponed or cancelled as conditions change.

In addition to its ongoing development and exploitation program, Maritech continues to pursue the purchase of additional producing oil and gas properties as part of the Company’s strategy to support the WA&D Division. During the first nine months of 2004, Maritech acquired approximately $4.6 million of oil and gas producing properties and assumed approximately $17.7 million of associated decommissioning obligations. The previous owners of the properties are contractually obligated to pay $12.3 million of these acquired obligations as the abandonment and decommissioning work is performed. In November 2004, Maritech acquired approximately $6.5 million of additional oil and gas properties and assumed approximately $22.8 million of associated decommissioning liabilities. In addition, the previous owners are contractually obligated to pay $16.3 million to Maritech when the abandonment and decommissioning work is performed in the future. While future purchases of additional oil and gas properties are expected to also be funded primarily through the assumption of the associated decommissioning liabilities, such transactions may also involve the payment or receipt of cash at closing.

Financing Activities – To fund its capital expenditure and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from long-term debt borrowings. During July 2004, in order to fund a portion of the acquisition purchase price of Compressco, the Company borrowed $75.0 million under its previous bank credit facility. In September 2004, the Company entered into a new five year $140 million bank credit facility, which the Company may increase to a maximum of

$200 million with the agreement of the existing or additional lenders. The facility is unsecured and guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bear interest at LIBOR plus 0.75% to 1.75%, depending on a certain financial ratio of the Company. The Company pays a commitment fee on unused portions of the facility. The Company used borrowings under its new revolving credit facility to repay all outstanding obligations under the previous credit facility in the amount of $73.3 million, and terminated the previous credit facility.

The Company’s credit facility agreement contains customary financial ratio covenants and dollar limits on the total amount of capital expenditures, acquisitions and asset sales. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the credit agreement. Significant deterioration of these ratios could result in a default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The credit facility agreement also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Company’s credit facility. The Company was in compliance with all covenants and conditions of its credit facility as of September 30, 2004. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue. As of September 30, 2004, the Company had $46.6 million outstanding under the credit facility and $9.8 million in letters of credit outstanding, against a $140 million line of credit, leaving a net availability of $83.6 million.

Also in September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $34.5 million equivalent) in aggregate principal amount of Series 2004-B Notes pursuant to a Note Purchase Agreement (collectively the Senior Notes). The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the Senior Notes is due semiannually on March 30 and September 30 of each year, commencing March 30, 2005. Pursuant to the Note Purchase Agreement, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company is in compliance with all covenants and conditions of its Senior Notes as of September 30, 2004. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

The Company also has in place a universal acquisition shelf registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 7, 2004, that permits the Company to issue up to $400 million of common stock, preferred stock, senior and subordinated debt securities and warrants in one or more acquisition transactions that the Company may undertake from time to time. As part of the Company’s strategic plan, the Company evaluates opportunities to acquire businesses and assets and intends to pursue attractive acquisition opportunities, which may involve the payment of cash or issuance of debt or equity securities. Such acquisitions may be funded with existing cash balances, funds under the Company’s credit facility, or securities issued under the Company’s acquisition shelf registration on Form S-4.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock. During the first nine months of 2004, the Company purchased 140,000 shares of its common stock for aggregate consideration of approximately $3.3 million pursuant to this authorization. The Company has historically repurchased its stock at times when it felt that its stock price was undervalued in relation to that of its peer group. The Company also received $3.8 million during the first nine months of 2004 from the exercise of stock options by employees and directors.

Off Balance Sheet Arrangements – As of September 30, 2004, the Company had no off balance sheet arrangements.

Contractual Cash Obligations – As of September 30, 2004, the Company reflected long-term debt in the aggregate amount of $136.2 million, $46.6 million of which is scheduled to mature in 2009. The remaining long-term debt matures in 2011.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, which was based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at September 30, 2004 and December 31, 2003. The reserve will be adjusted as information develops or conditions change.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Any balances outstanding under the Company’s floating rate portion of its bank credit facility are subject to market risk exposure related to changes in applicable interest rates. The Company borrowed funds during the third quarter of 2004, pursuant to the bank credit facility, to fund certain acquisitions. These instruments carry interest at an agreed-upon percentage rate spread above LIBOR.

The following table sets forth, as of September 30, 2004 and December 31, 2003, the Company’s principal cash flows for its long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rates by their expected maturity dates. The Company currently is not a party to an interest rate swap contract or other derivative instrument designed to hedge the Company’s exposure to interest rate fluctuation risk.

	Expected Maturity Date								Fair
	2004	2005	2006	2007	2008	2009	Thereafter	Total	Market Value
(In Thousands, Except Percentages)
As of September 30, 2004
Long-term debt:
U.S. Dollar variable rate	$–	$–	$–	$–	$–	$38,000	$–	$38,000	$38,000
Euro variable rate (in $US)	–	–	–	–	–	8,597	–	8,597	8,597
Weighted average interest rate	–	–	–	–	–	2.888%	–	2.888%	–
Variable to fixed swaps	–	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–	–

As of December 31, 2003
Long-term debt:
U.S. Dollar variable rate	$–	$–	$–	$–	$–	$–	$–	$–	$–
Euro variable rate (in $US)	–	–	–	–	–	–	–	–	–
Weighted average interest rate	–	–	–	–	–	–	–	–	–
Variable to fixed swaps	–	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–	–

Exchange Rate Risk

The Company is exposed to fluctuations between the U.S. dollar and the Euro with regard to certain amounts of long-term debt which are denominated in Euros. In September 2004, the Company borrowed Euros to fund the Kemira calcium chloride asset acquisition. The Company entered into long-term Euro-denominated borrowings, as it believes such borrowings provide a natural currency hedge for its Euro-based operating activities. The Company also has exposure related to operating receivables and payables denominated in Euros as well as other currencies; however, such transactions are not pursuant to long-term contract terms, and the amount of such foreign currency exposure is not determinable or considered material.

The following table sets forth as of September 30, 2004 and December 31, 2003, the Company’s cash flows for its long-term debt obligations which are denominated in Euros. This information is presented in U.S. dollar equivalents. The table presents principal cash flows and related weighted average interest rates by their expected maturity dates. As described above, the Company utilizes the long-term borrowings detailed in the following table as a hedge to its investment in its acquired foreign operations and is currently is not a party to a foreign currency swap contract or other derivative instrument designed to further hedge the Company’s currency exchange rate risk exposure. The Company’s exchange rate risk exposure related to these borrowings will generally be offset by the offsetting fluctuations in the value of its foreign investment.

	Expected Maturity Date								Fair
	2004	2005	2006	2007	2008	2009	Thereafter	Total	Market Value
	(In Thousands, Except Percentages)
As of September 30, 2004
Long-term debt:
Euro variable rate (in $US)	$–	$–	$–	$–	$–	$8,597	$–	$8,597	$8,597
Euro fixed rate (in $US)	–	–	–	–	–	–	34,527	34,527	34,527
Weighted average interest rate	–	–	–	–	–	3.080%	4.790%	4.449%	–
Variable to fixed swaps	–	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–	–

	Expected Maturity Date								Fair
	2004	2005	2006	2007	2008	2009	Thereafter	Total	Market Value
(In Thousands, Except Percentages)
As of December 31, 2003
Long-term debt:
Euro variable rate (in $US)	$–	$–	$–	$–	$–	$–	$–	$–	$–
Euro fixed rate (in $US)	–	–	–	–	–	–	–	–	–
Weighted average interest rate	–	–	–	–	–	–	–	–	–
Variable to fixed swaps	–	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–	–

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

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2(e). Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2004	–	$–	–	$–

Aug 1 – Aug 31, 2004	–	$–	–	$–

Sept 1 – Sept 30, 2004	–	$–	–	$–

Total	–		–	$–

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

4.1

Master Note Purchase Agreement, dated September 27, 2004 by and among TETRA Technologies, Inc. and Jackson National Life Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Allstate Life Insurance Company, Teachers Insurance and Annuity Association of America, Pacific Life Insurance Company, the Prudential Assurance Company Limited (PAC), and Panther CDO II B.V. (filed as an exhibit to the Company’s Form 8-K filed on September 28, 2004 and incorporated herein by reference).

4.2	Form of 5.07% Senior Notes, Series 2004-A, due September 30, 2011 (filed as an exhibit to the Company’s Form 8-K filed on September 30, 2004 and incorporated herein by reference).
4.3	Form of 4.79% Senior Notes, Series 2004-B, due September 30, 2011 (filed as an exhibit to the Company’s Form 8-K filed on September 30, 2004 and incorporated herein by reference).
4.4

Subsidiary Guaranty dated September 27, 2004, executed by TETRA Applied Holding Company, TETRA International Incorporated, TETRA Micronutrients, Inc., TETRA Process Services, L.C., TETRA Thermal, Inc., Maritech Resources, Inc., Seajay Industries, Inc., TETRA Investment Holding Co., Inc., TETRA Financial Services, Inc., Compressco, Inc., Providence Natural Gas, Inc., TETRA Applied LP, LLC, TETRA Applied GP, LLC, TETRA Production Testing GP, LLC, TPS Holding Company, LLC, T Production Testing, LLC, TETRA Real Estate, LLC, TETRA Real Estate, LP, Compressco Testing, L.L.C., Compressco Field Services, Inc., TETRA Production Testing Services, L.P., and TETRA Applied Technologies, L.P., for the benefit of the holders of the Notes.

10.1

Credit Agreement dated as of September 7, 2004, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, Bank of America, National Association, as Administrative Agent, Bank One, NA and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, attaching the guaranty dated as of September 7, 2004, by the borrowers, as guarantors, to the Administrative Agent for the benefit of the lenders under the Credit Agreement (filed as an exhibit to the Company’s Form 8-K filed on September 8, 2004 and incorporated herein by reference).

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

TETRA Technologies, Inc.

Date: November 9, 2004	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: November 9, 2004	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: November 9, 2004	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President - Accounting
Principal Accounting Officer