Form 10-K
period 2004-12-31
TETRA TECHNOLOGIES INC
filed 2005-03-16
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NO. 1-13455

TETRA Technologies, Inc.

(EXACT NAME OF THE REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	74-2148293
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)	IDENTIFICATION NO.)

25025 INTERSTATE 45 NORTH, SUITE 600	77380
THE WOODLANDS, TEXAS	(ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (281) 367-1983

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

COMMON STOCK, PAR VALUE $0.01 PER SHARE	NEW YORK STOCK EXCHANGE
(TITLE OF CLASS)	(NAME OF EXCHANGE ON WHICH REGISTERED)

RIGHTS TO PURCHASE SERIES ONE
JUNIOR PARTICIPATING PREFERRED STOCK	NEW YORK STOCK EXCHANGE
(TITLE OF CLASS)	(NAME OF EXCHANGE ON WHICH REGISTERED)

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

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $584,766,392 AS OF JUNE 30, 2004, THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF MARCH 1, 2005 WAS 22,559,208 SHARES.

PART III INFORMATION IS INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 10, 2005 TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE END OF THE REGISTRANT'S FISCAL YEAR.

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

PART I

Item 1. Business.

General

TETRA Technologies, Inc. (the Company) is an oil and gas services company with an integrated calcium chloride and brominated products manufacturing operation that supplies feedstocks to energy markets, as well as other markets. The Company is comprised of three divisions – Fluids, Well Abandonment & Decommissioning (WA&D), and Production Enhancement.

The Company’s Fluids Division manufactures and markets clear brine fluids, additives and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations both domestically and in certain regions of Europe, Asia, Latin America and Africa. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of domestic and international markets outside the energy industry.

The Company’s WA&D Division provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment. The Division services the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in its well abandonment and decommissioning business and provides electric wireline, engineering, workover, and drilling services.

The Company’s Production Enhancement Division, previously known as the Testing & Services Division, provides production testing services to the Texas, Louisiana, Alabama, Mississippi, the offshore Gulf of Mexico and certain Latin American markets. In addition, it is engaged in the design, fabrication, sale, lease and service of wellhead compression equipment primarily used to enhance production from mature, low pressure natural gas wells located principally in the mid-continent, Rocky Mountain, Texas and Louisiana regions of the United States and western Canada. The Division also provides the technology and services required for the separation and recycling of oily residuals generated from petroleum refining operations.

The Company continues to pursue a growth strategy which includes expanding its existing businesses – both through internal growth as well as through the pursuit of suitable acquisitions – and by identifying opportunities to establish operations in additional niche oil service markets. For financial information for each of the Company’s segments, including information regarding revenues and total assets, see “Note Q – Industry Segments and Geographic Information” contained in the Notes to Consolidated Financial Statements.

TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company include TETRA Technologies, Inc. and its subsidiaries. The Company’s corporate headquarters are located at 25025 Interstate 45 North, Suite 600, in The Woodlands, Texas. Its phone number is 281-367-1983 and its web site is accessed at www.tetratec.com. The Company makes available, free of charge, on its website, its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of

Ethics for Senior Financial Officers, Audit Committee Charter, Management and Compensation Committee Charter and Nominating and Corporate Governance Committee Charter as well as its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The Company will also make these available in print free of charge to any stockholder who requests such information from the Corporate Secretary.

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

The manufacturing group of the Fluids Division presently obtains product from twelve active production facilities that manufacture liquid and/or dry calcium chloride, sodium bromide, calcium bromide, zinc bromide and/or zinc calcium bromide for distribution primarily into energy markets. Liquid and dry calcium chloride are also sold into the water treatment, industrial, cement, food processing, dust control, ice melt, agricultural and consumer products markets. Liquid sodium bromide is also sold into the industrial water treatment markets, where it is used as a biocide in recirculated cooling tower waters.

The Fluids Division’s calcium chloride operations expanded significantly during 2004, primarily due to the September 2004 acquisition of the European calcium chloride manufacturing assets from Kemira Oyj (Kemira) of Helsinki, Finland. The acquisition enhanced the Company’s position as a leading producer and marketer of calcium chloride to both energy and industrial markets.

The Company obtains liquid calcium chloride from eight production facilities in the United States and Europe. Some of these plants are owned by the Company, and the Company obtains production from the non-owned plants under written agreements with the owner. Dry calcium chloride is produced at the Company’s Lake Charles, Louisiana plant, which has a production capacity of 100,000 tons of dry product per year. Dry calcium chloride is also produced at the Company’s Kokkola, Finland plant, which has a production capacity of 165,000 tons per year. The Company also has two solar evaporation plants located in San Bernardino County, California, which produce liquid calcium chloride from underground brine reserves for sale to markets in the western United States.

The manufacturing group manufactures and distributes sodium bromide, calcium bromide and zinc bromide from its West Memphis, Arkansas facility. A patented and proprietary production process utilized at this facility uses a low cost hydrobromic acid or bromine, along with various zinc sources, to manufacture its products. This facility also uses patented and proprietary technologies to recondition and upgrade used CBFs repurchased from the Company’s customers. The group has a facility at Dow Chemical’s Ludington, Michigan chemical plant that converts a crude bromine stream from Dow’s calcium/magnesium chemicals operation into bromine and liquid calcium bromide or liquid sodium bromide.

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

Well Abandonment & Decommissioning Division

The Well Abandonment & Decommissioning (WA&D) Division provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment onshore and in the inland waters of Texas and Louisiana and offshore in the Gulf of Mexico. In addition, the Division provides electric wireline, engineering, workover and drilling services and is a producer of oil and gas.

The Division has service facilities located in Belle Chasse, Houma and Lafayette, Louisiana and in Bryan, Midland and Victoria, Texas. In providing its well abandonment and decommissioning services, the Company owns and operates onshore rigs, barge-mounted rigs, a platform rig, two heavy lift vessels and several offshore rigless packages. In addition, the Company rents certain equipment from third party contractors whenever necessary. The Division’s integrated package of services includes engineering services, project management and other operations required to plug wells, salvage tubulars and decommission wellhead equipment, pipelines and platforms. Its electric wireline operations provide pressure transient testing, reservoir evaluation, well performance evaluation, cased hole and memory production logging, perforating, bridge plug and packer service and pipe recovery to major oil and gas companies and independent operators, including the Company’s Maritech Resources, Inc. subsidiary (Maritech).

In April 2004, the Company acquired certain assets of a well abandonment company located in western Texas, which has allowed the Company to extend its onshore well abandonment operations into the western Texas and New Mexico region.

In September 2004, the Company purchased an 800 ton heavy lift derrick barge from Global Industries, Ltd. The addition of the TETRA Arapaho expands the Company’s decommissioning operations and gives the Company additional capabilities and capacity to perform heavy lift projects in the Gulf of Mexico.

Through Maritech, the WA&D Division acquires, manages and exploits producing oil and gas properties purchased in conjunction with its well abandonment business. Federal regulations generally require lessees to plug and abandon wells and decommission the platforms, pipelines and other equipment located on the lease within one year after the lease terminates. Maritech provides oil and gas companies with alternative ways of managing their well abandonment obligations, while effectively base-loading well abandonment and decommissioning work for the WA&D Division. This may include purchasing an ownership interest in the properties and operating them in exchange for assuming the proportionate share of the well abandonment and decommissioning obligations associated with such properties. In some transactions, cash may also be received or paid by Maritech.

Maritech’s operations have expanded significantly in the past three years, principally due to the acquisition of offshore Gulf of Mexico producing properties and subsequent development activities on these properties. During 2002, Maritech purchased oil and gas producing properties in exchange for the assumption of approximately $15.0 million in associated decommissioning liabilities. During 2003, Maritech purchased oil and gas producing properties in six separate transactions, in exchange for the assumption of an aggregate of approximately $11.5 million in associated decommissioning liabilities. During 2004, Maritech purchased oil and gas producing properties in four separate transactions, in exchange for the assumption of an aggregate of approximately $12.0 million in associated decommissioning liabilities. In addition to the above acquisitions of producing oil and gas properties, Maritech also conducts oil and gas exploitation and development activities on the acquired properties. At December 31, 2004, Maritech had proved reserves of approximately 2.6 million barrels of oil and 22.4 billion cubic feet of natural gas, with undiscounted future net pretax cash flow of approximately $120.8 million.

See “Note Q – Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about this Division.

Production Enhancement Division

The production testing component of the Production Enhancement Division provides flowback pressure and volume testing of oil and gas wells, predominantly in the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico, Mexico and Venezuela markets. These services facilitate the sophisticated evaluation techniques needed for reservoir management and optimization of well workover programs. In early 2004, the Company entered into a joint venture to pursue the performance of similar services in Saudi Arabia.

The Company expanded its production testing operations in July 2002 with the acquisition of the assets of Precision Well Testing Company, further strengthening its presence in the offshore Gulf of Mexico and onshore areas. In June 2004, the Company expanded and enhanced its existing Venezuelan production testing operations with the acquisition of certain assets of a Venezuelan production testing company. The Division maintains one of the largest fleets of high pressure production testing equipment in the South Texas area, with operating locations in Edinburg, Laredo and Victoria, Texas. The Division also has operating locations in Palestine, Texas; New Iberia, Louisiana; Reynosa, Villahermosa, Poza Rica and Veracruz, Mexico; El Tejero, Cabimas, and Anaco, Venezuela; Macae, Brazil; and Dammam, Saudi Arabia.

In July 2004, the Company completed the acquisition of Compressco, Inc. (Compressco), which designs, fabricates, sells, leases and services low pressure natural gas wellhead compressors. Compressco has been involved in the oil and gas service industry since 1990. Compressco’s patented design compressor equipment and experienced personnel assist oil and gas operators in increasing daily produced volumes and extending the productive lives of low volume or marginal gas and oil wells. As of December 31, 2004, Compressco had 1,415 of its GasJack® units in service, which represents an increase of approximately 31% from the prior year.

The GasJack® compressor utilizes a 460 cubic inch V-8 engine, modified such that one bank of four cylinders uses natural gas from the well to power the other bank of four cylinders to provide compression. Engines and parts used in the fabrication of the compressor units are readily available from numerous sources. Compressco leases these compressor units to its customers, primarily on a month to month basis, or sells them. Compressco services its leased compressor fleet, as well as provides maintenance service on sold units, through a staff of mobile field technicians, which is based throughout Compressco’s market areas.

The process services group of the Production Enhancement Division applies a variety of technologies to separate oily residuals — mixtures of hydrocarbons, water and solids — into their components. The group provides its oil recovery and residuals separation and recycling services primarily to the petroleum refining market in the United States. This group utilizes various liquid/solid separation technologies, including a proprietary high temperature thermal desorption and recovery technology, hydrocyclones, centrifuges and filter presses. Oil is recycled for productive use, water is recycled or disposed of, and organic solids are recycled. Inorganic solids are treated to become inert, nonhazardous materials. The Division typically builds, owns and operates fixed systems that are located on its customers’ sites, providing these services under long-term contracts.

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

The Division manufactures calcium chloride using hydrochloric acid, limestone or brines. The Division also purchases calcium chloride from a number of chemical manufacturers. Some of the Division’s primary sources of hydrochloric acid are chemical co-product streams obtained from chemical manufacturers. The Company has written agreements with those chemical companies regarding the supply of hydrochloric acid or calcium chloride, and believes that there are alternative sources of supply as well. The Company also produces calcium chloride through evaporation at its two plants in San Bernardino County, California from underground brine reserves. These brines are deemed adequate to supply the Company’s foreseeable need for calcium chloride in that market area. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. The Company uses a proprietary process that permits the use of less expensive limestone, while maintaining end-use product quality. The Company purchases limestone from several different sources. Currently, hydrochloric acid and limestone are generally available from numerous sources. In addition, the Company purchases liquid calcium chloride from a Delfzijl, Netherlands plant owned by a joint venture in which the Company has a 50% ownership interest.

To produce calcium bromide, zinc bromide and zinc calcium bromide at its West Memphis, Arkansas facility, the Company uses hydrobromic acid, bromine and various sources of zinc raw materials. The Company has several sources of bromine and co-product hydrobromic acid. The Company uses proprietary and patented processes that permit the use of cost-advantaged raw materials, while maintaining high product quality. There are multiple sources of zinc that the Company can use in the production of zinc bromide. The Company has an agreement with Dow Chemical Company to purchase crude bromine to feed its bromine derivatives plant in Ludington, Michigan. This plant produces bromine for use at the West Memphis facility as well as liquid calcium bromide and sodium bromide for resale.

The Company also owns a calcium bromide manufacturing plant near Magnolia, Arkansas that was constructed in 1985 and has a production capacity of 100 million pounds of calcium bromide per year. This plant was acquired in 1988 and is not presently in operation. The Company currently has approximately 33,000 gross acres of bromine-containing brine reserves under lease in the vicinity of this plant. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. The Company believes it has sufficient brine reserves under lease to operate a world-scale bromine facility for 25 to 30 years. Development of the brine field, construction of necessary pipelines and reconfiguration of the plant would take in excess of one year and require a substantial investment of additional capital.

The Company has a long-term supply agreement with a foreign producer of calcium bromide as well. This agreement affords the Company additional flexibility, beyond the development of the Magnolia, Arkansas plant, for the secure supply of its required bromine derivatives.

Market Overview and Competition

Fluids Division

The Fluids Division markets and sells CBFs, drilling and completion fluids systems, additives, and related products and services to major oil and gas exploration and production companies, onshore and offshore, in the United States and worldwide. Current areas of market presence include the U.S.

onshore Gulf Coast, the U.S. Gulf of Mexico, the North Sea, Mexico, South America, the Far East, Europe, the Middle East and West Africa. The Division’s principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Halliburton Company; M-I L.L.C., a joint venture between Smith International Inc. and Schlumberger Limited; and BJ Services Company. This market is highly competitive and competition is based primarily on service, availability and price. Although all competitors provide fluid handling, filtration and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete successfully. Major customers of the Fluids Division include Anadarko, Apache Corporation, ATP, CNR, Devon, ExxonMobil, Kerr-McGee Corporation, LLOG Exploration, Newfield Exploration Company, Shell Oil, Spinnaker Exploration, M-I L.L.C. and Halliburton Company. The Division also sells its products through various distributors worldwide.

The Company's liquid and dry calcium chloride products have a wide range of uses outside the energy industry. The non-energy market segments to which the Company's products are marketed include the agricultural, industrial, governmental, mining, janitorial, construction, pharmaceutical and food industries. These products promote snow and ice melt, dust control, cement curing, food processing, dehumidification, and road stabilization and are also used as a source of calcium nutrients to improve agricultural yields in many regions of the country. Most of these markets are highly competitive. The acquisition of the Kemira calcium chloride assets in September 2004 allows the Company to strategically expand the marketing of its calcium chloride products to certain northern European and Russian markets. The Company’s major competitors in the calcium chloride market include Dow Chemical Company and Industrial del Alkali in North America, and Brunner Mond, Solvay and NedMag in Europe. The Company also sells sodium bromide into the industrial water treatment markets as a biocide under the BioRid® trade name.

Well Abandonment & Decommissioning Division

The WA&D Division provides well abandonment and decommissioning services offshore in the U.S. Gulf of Mexico and in the inland waters and onshore in Texas and Louisiana. Long-term demand for the services of the WA&D Division is predominately driven by government regulations. In the market areas in which the Company currently competes, regulations generally require wells to be plugged, offshore platforms decommissioned, pipelines abandoned and the wellsite cleared within twelve months after an oil or gas lease expires. The maturity and decline of Gulf of Mexico producing fields has over time caused an increase in the number of wells to be plugged and abandoned and platforms and pipelines to be decommissioned. Offshore platform decommissioning activities in the Gulf of Mexico are highly seasonal, with the majority of such operations performed during the months of April through October when weather conditions are most favorable. Critical factors required to participate in these markets include among other factors: the proper equipment to meet diverse market conditions; qualified, experienced personnel; technical expertise to address varying downhole and surface conditions; the financial strength to ensure all abandonment and decommissioning obligations are satisfied; and a comprehensive safety and environmental program. The Company believes its integrated service package satisfies these market requirements, allowing it to successfully compete.

The Division markets its services to major oil and gas companies, independent operators, and state governmental agencies. Major customers include ChevronTexaco, ExxonMobil, Shell Oil, Forest Oil, Hunt Oil, Devon, Unocal, ConocoPhillips, Apache, and Anadarko. These services are performed onshore primarily in Texas and Louisiana, in the Gulf Coast inland waterways and offshore in the U.S. Gulf of Mexico. The Company’s principal competitors in the offshore and inland waters markets are Global Industries Inc., Offshore Specialties, Inc., Horizon Offshore and Superior Energy Services, Inc. This market is highly competitive and competition is based primarily on service, equipment availability, safety record and price. The Company’s ability to successfully bid its services can fluctuate from year to year. Maritech competes with a wide number of independent Gulf of Mexico operators for the acquisition of producing oil and gas properties.

Production Enhancement Division

The Production Enhancement Division provides production testing services primarily to the natural gas segment of the oil and gas industry. In certain gas producing basins, water, sand and other abrasive materials will commonly accompany the initial production of natural gas, often under high pressures. The Division provides the equipment and qualified personnel to remove these impediments to production and to pressure test wells and wellhead equipment. The Division provides certain production testing and laboratory testing services for oil producing properties as well.

The production testing market is highly competitive and competition is based on availability of equipment and qualified personnel, as well as price, quality of service and safety record. The Company believes its equipment maintenance program and operating procedures give it a competitive advantage in the marketplace. Competition in onshore markets is dominated by numerous small, privately owned operators. Schlumberger Limited, Power Well Services, Expro International and GeoService are major competitors in offshore markets and international markets. The Company’s customers include ConocoPhillips, Shell Oil, Dominion Exploration and Production, Inc., Anadarko, El Paso Corporation, Devon, Newfield, St. Mary’s Oil & Gas, Valence Operating Co., W&T Offshore, PEMEX (the national oil company of Mexico), Petrobras (the national oil company of Brazil) and PDVSA (the national oil company of Venezuela).

The Division’s Compressco operations provide wellhead compression equipment and services primarily to operators of low volume or marginal gas and oil wells. Many mature gas fields in the United States are experiencing a loss of pressure and are requiring production enhancement at earlier stages to maintain production levels. Compressco’s core service areas are located primarily in the south central United States and Compressco plans to continue to expand into new and existing geographic operating areas, including throughout the mid-continent, Rocky Mountain, Texas and Louisiana regions of the United States and western Canada. Compressco’s competitors include Natural Gas Systems, Hanover, Plains Machinery and other companies, many of which use a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. Compressco believes that its patented technology helps it to maintain a competitive position in the market which it serves. Compressco’s major customers include BP, Chesapeake, Devon and Burlington Resources.

The Division also provides oily residuals processing services to refineries concentrated in Texas and Louisiana. Although U.S. refineries have alternative technologies and disposal systems available to them, the Company feels its competitive edge lies in its ability to apply its various liquid/solid separation technologies to provide an efficient processing alternative at competitive prices. The Division currently has major processing facilities at the following refineries: ExxonMobil – Baton Rouge, Louisiana; Hovensa – St. Croix, Virgin Islands; Premcor and Motiva – Port Arthur, Texas; Lyondell-Citgo – Houston, Texas; ConocoPhillips – Borger, Texas; Premcor – Memphis, Tennessee; and Citgo – Lake Charles, Louisiana. This Division’s major competitor in this market is Veolia Water North America.

Other Business Matters

Marketing and Distribution

The Fluids Division markets its CBF products and services domestically through its distribution facilities located principally in the Gulf Coast region of the United States. These facilities are in close proximity to both product supplies and customer concentrations. Since transportation costs can represent a large percentage of the total delivered cost of chemical products, particularly liquid chemicals, the Fluids Division believes that its strategic locations give it a competitive advantage over certain other suppliers of CBFs in the southern United States and California. In addition, the Fluids Division supplies CBFs to selected international markets including the U.K. and Norwegian sectors of the North Sea, Mexico, Venezuela, Brazil, West Africa, Europe, the Middle East and the Far East.

The non-oilfield calcium chloride products are also marketed through the Division’s sales offices and sales agents in California, Missouri, Florida, Texas and Wyoming, as well as through a network of distributors located throughout the United States and northern and central Europe. In addition to shipping products directly from its production facilities in the United States and Europe, the Division has distribution facilities strategically located to provide efficient product distribution.

Backlog

The level of backlog is not indicative of the Company’s estimated future revenues because a majority of the Company’s products and services either are not sold under long-term contracts or do not require long lead times to procure or deliver. The Company’s backlog consists of estimated future revenues associated with its well abandonment and decommissioning and process services businesses in the U.S. The estimated backlog for the well abandonment and decommissioning business consists primarily of the non-Maritech share of the well abandonment and decommissioning work associated with the oil and gas properties operated by Maritech. The Company’s estimated backlog on December 31, 2004, was $109.2 million, of which approximately $13.4 million is expected to be billed during 2005. This compares to an estimated backlog of $87.9 million at December 31, 2003.

Employees

As of December 31, 2004, the Company had 1,528 employees. None of the Company’s U.S. employees are presently covered by a collective bargaining agreement, other than the employees of the Company’s Lake Charles, Louisiana calcium chloride production facility who are represented by the Paper, Allied Industrial, Chemical and Energy Workers International Union. The Company’s international employees are generally members of the various labor unions and associations common to the countries in which the Company operates. The Company believes that its relations with its employees are good.

Patents, Proprietary Technology and Trademarks

As of December 31, 2004, the Company owned or licensed 20 issued U.S. patents and had six patent applications pending in the U.S. Internationally, the Company had eight issued foreign patents and 26 foreign patent applications pending. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2022. The Company has elected to maintain certain other internally developed technologies, know-how and inventions as trade secrets. While the Company believes that the protection of its patents and trade secrets is important to its competitive positions in its businesses, the Company does not believe any one patent or trade secret is essential to the success of the Company.

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

Safety, Health and Environmental Affairs Regulations

The Company is subject to various federal, state, local and international laws and regulations relating to occupational health and safety and the environment including regulations and permitting for air emissions, wastewater and storm-water discharges, the disposal of certain hazardous and nonhazardous wastes, and wetlands preservation. Failure to comply with these occupational health and safety and environmental laws and regulations or associated permits may result in the assessment of fines and penalties and the imposition of investigatory and remedial obligations.

With respect to the Company’s domestic operations, various environmental protection laws and regulations have been enacted and amended in the United States during the past three decades in response to public concerns over the environment. The U.S. operations of the Company and its customers are subject to these various evolving environmental laws and corresponding regulations. In the United States, these laws and regulations are enforced by the U.S. Environmental Protection Agency, the Minerals Management Service of the U.S. Department of the Interior (MMS), the U.S. Coast Guard and various other federal, state and local environmental authorities. Similar laws and regulations, designed to protect the health and safety of the Company’s employees and visitors to its facilities, are enforced by the U.S. Occupational Safety and Health Administration and other state and local agencies and authorities. The Company must comply with the requirements of environmental laws and regulations applicable to its operations, including the Federal Water Pollution Control Act of 1972; the Resource Conservation and Recovery Act of 1976 (RCRA); the Clean Air Act of 1977; the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA); the Superfund Amendments and Reauthorization Act of 1986 (SARA); the Federal Insecticide, Fungicide, and Rodenticide Act of 1947 (FIFRA); the Hazardous Materials Transportation Act of 1975; and the Pollution Prevention Act of 1990.

The Company’s operations outside the U.S. are subject to similar international governmental controls and restrictions pertaining to the environment, occupational health and safety, and other regulated activities in the countries in which the Company operates. The Company believes its operations are in substantial compliance with existing international governmental controls and restrictions and that compliance with these international controls and restrictions has not had a material adverse affect on operations.

At the Company’s production plants, the Company holds various permits regulating air emissions, wastewater and storm-water discharges, the disposal of certain hazardous and nonhazardous wastes, and wetlands preservation.

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

Certain Business Risks and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain information included in this report, other materials filed or to be filed with the SEC, as well as information included in oral statements or other written statement made or to be made by us contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words “budget,” “budgeted,” “assumes,” “should,” “goal,” “anticipates,” “expects,” “believes,” “seeks,” “plans,” “intends,” “projects” or “targets” and similar expressions that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements. Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results and the difference between assumed facts or bases and actual results could be material, depending on the circumstances. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: activity levels for oil and gas drilling, completion, workover, production and abandonment activities; volatility of oil and gas prices; foreign currency risks; operating risks inherent in oil and gas production; weather; our ability to implement our business strategy; uncertainties about estimates of reserves; environmental risks; and risks related to our foreign operations. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, and we undertake no obligation to publicly update or revise any forward-looking statements.

With the previous paragraph in mind, you should consider the following important factors that could cause actual results to differ materially from those expressed in any forward-looking statement made by us or on our behalf:

Certain Business Risks

We have identified the following important risk factors, which could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecasted, or estimated by us in this report.

Market Risks:

Our operations are materially dependent on levels of oil and gas well drilling, completion, workover, production and abandonment activities, both in the United States and internationally.

Activity levels for oil and gas drilling, completion, workover, production and abandonment are affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. Oil and gas prices and, therefore, the levels of well drilling, completion, workover and production activities, tend to fluctuate. Worldwide military, political and economic events, including initiatives by the Organization of Petroleum Exporting Countries, have contributed to, and are likely to continue to contribute to, price volatility. In addition, a prolonged slowdown of the U.S. and/or world economy may contribute to an eventual downward trend in the demand and, correspondingly, the price of oil and natural gas.

Other factors affecting our operating activity levels include the cost of exploring for and producing oil and gas, the discovery rate of new oil and gas reserves, and the remaining recoverable reserves in the basins in which we operate. A large concentration of our operating activities is located in the onshore and offshore region of the U.S. Gulf of Mexico. Our revenues and profitability are particularly dependent upon oil and gas industry activity and spending levels in the Gulf of Mexico region. To a lesser extent, our operations may also be affected by technological advances, interest rates and cost of capital, tax policies and overall worldwide economic activity. Adverse changes in any of these other factors may depress the levels of well drilling, completion, workover and production activity and result in a corresponding decline in the demand for our products and services and, therefore, have a material adverse effect on our revenues and profitability.

Profitability of our operations is dependent on numerous factors beyond our control.

Our operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors, such as unit volumes, heightened price competition, changes in sales and distribution channels, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain items at reasonable prices may also continue to affect the cost of sales and the fluctuation of gross margin in future periods.

We encounter and expect to continue to encounter intense competition in the sale of our products and services.

We compete with numerous companies in our oil and gas and chemical operations. Many of our competitors have substantially greater financial and other related resources than us. To the extent competitors offer comparable products or services at lower prices, or higher quality and more cost-effective products or services, our business could be materially and adversely affected. Certain competitors may also be better positioned to acquire producing oil and gas properties or other businesses for which we compete.

We are dependent upon third party suppliers for specific products and equipment necessary to provide certain of our products and services.

We sell a variety of CBFs, including brominated CBFs, such as calcium bromide, zinc bromide, sodium bromide and other brominated products, some of which we manufacture and some of which are purchased from third parties. We also sell calcium chloride, as a CBF and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to our revenues. In our manufacture of calcium chloride, we use hydrochloric acid and other raw materials purchased from third parties. In our manufacture of brominated products, we use bromine, hydrobromic acid and other raw materials, including various forms of zinc, that are purchased from third parties. We acquire brominated products from a variety of third party suppliers. If we are unable to acquire the brominated products, bromine, hydrobromic or hydrochloric acid, zinc or any other raw material supplies at reasonable prices for a prolonged period, our business could be materially and adversely affected.

A portion of the well abandonment and decommissioning services performed by our WA&D Division require the use of vessels and services which must be provided by third parties. We lease equipment and obtain services from certain providers, but are subject to the availability of third party equipment and services in the Gulf of Mexico region, and could be adversely affected by a lack of availability or availability at prohibitively high prices.

Our operating results and cash flows for certain of our subsidiaries are subject to foreign currency risk.

The operations of certain of our subsidiaries are exposed to fluctuations between the U.S. dollar and certain foreign currencies. In particular, we have exposure related to fluctuations in the dollar value of operating receivables and payables denominated in other currencies. In addition, in September 2004, related to the acquisition of the Kemira calcium chloride assets, we entered into long-term Euro-denominated borrowings, as we believe such borrowings provide a natural currency hedge for our Euro-based operating activities. Historically, exchange rates of foreign currencies, particularly Euros, have fluctuated significantly compared to the U.S. dollar, and this exchange rate volatility is expected to continue. Significant fluctuations in foreign currencies against the U.S. dollar could adversely affect our balance sheet and results of operations.

We are exposed to interest rate risk with regard to a portion of our outstanding indebtedness.

A portion of our outstanding long-term debt consists of floating rate loans, which bear interest at an agreed upon percentage rate spread above LIBOR. Accordingly, our cash flows and results of operations are subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Our oil and gas revenues and cash flows are subject to commodity price risk.

Our revenues from oil and gas production are increasing significantly; therefore, we have increased market risk exposure in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and this price volatility is expected to continue. Significant declines in prices for oil and natural gas could have a material effect on our results of operations and quantities of reserves recoverable on an economic basis. Our risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a portion of its oil and gas production. Because of this, we are exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

Operating Risks:

Our operations involve significant operating risks, and insurance coverage may not be available or cost effective.

We are subject to operating hazards normally associated with the oilfield service industry and offshore oil and gas production operations. These hazards include injuries to employees and third parties during the performance of our operations. Our operation of marine vessels and offshore production platforms involves a particularly high level of risk. Whenever possible, we obtain agreements from customers and suppliers that limit our exposure. However, the occurrence of certain operating hazards, including storms, could result in substantial losses to us due to injury or loss of life, damage to or destruction of property and equipment, pollution or environmental damage, and suspension of operations. We have maintained a policy of insuring our risks of operational hazards that we believe is typical in the industry. Limits of insurance coverage we have purchased are consistent with the exposures we face and the nature of our products and services. Due to economic conditions in the insurance industry, from time to time, we have increased our self-insured retentions and deductibles for certain policies in order to minimize the increased costs of coverage. In certain areas of our business, we from time to time have elected to assume the risk of loss for specific assets. To the extent we suffer losses or claims that are not covered, or are only partially covered by insurance, our results of operations could be adversely affected. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Our operations, particularly those conducted in the Gulf of Mexico, are seasonal and depend, in part, on weather conditions.

The WA&D Division has historically enjoyed its highest vessel utilization rates during the months from April to October, when weather conditions are more favorable for offshore activities, and has experienced its lowest utilization rates in the months from November to March. This Division, under certain turnkey contracts, may bear the risk of delays caused by adverse weather conditions. Storms can also cause our oil and gas producing properties to be shut-in. In addition, demand for other products and services we provide are subject to seasonal fluctuations, due in part to weather conditions which cannot be predicted. Accordingly, our operating results may vary from quarter to quarter depending on weather conditions in applicable areas of the United States and in international regions.

We could incur losses on well abandonment and decommissioning projects.

Due to competitive market conditions, a significant portion of our well abandonment and decommissioning projects are performed on a turnkey or a modified turnkey basis, where defined work is delivered for a fixed price and extra work, which is subject to customer approval, is charged separately. The revenue, cost and gross profit realized on a turnkey contract can vary from the estimated amount because of changes in offshore conditions, the scope of site clearance efforts required, labor and equipment availability, cost and productivity from the original estimates, and the performance level of other contractors. In addition, unanticipated events such as accidents, work delays, significant changes in the condition of platforms or wells, downhole problems, environmental and other technical issues could result in significant losses on certain turnkey projects. These variations and risks may result in us experiencing reduced profitability or losses on turnkey projects, or on well abandonment and decommissioning work for our Maritech subsidiary.

We face risks related to our growth strategy.

Our growth strategy includes both internal growth and growth through acquisitions. Internal growth may require significant capital expenditure investments, some of which may become unrecoverable or fail to generate an acceptable level of cash flows. Internal growth may also require financial resources (including the use of available cash or the incurrence of additional long-term debt) and management and personnel resources. Acquisitions also require significant financial and management resources, both at the time of the transaction and during the process of integrating the newly acquired business into our operations. Our operating results could be adversely affected if we are unable to successfully integrate such new companies into our operations or are unable to hire adequate personnel. We may not be able to consummate future acquisitions on favorable terms. Additionally, any such recent or future acquisition transactions by us may not achieve favorable financial results. Future acquisitions by us could also result in issuances of equity securities, or the rights associated with the equity securities, which could potentially dilute earnings per share. Future acquisitions could also result in the incurrence of additional debt or contingent liabilities and amortization expenses related to intangible assets. These factors could adversely affect our future operating results and financial position.

Our expansion into foreign countries exposes us to unfamiliar regulations and may expose us to new obstacles to growth.

We plan to grow both in the United States and in foreign countries. We have established operations in, among other countries, Finland, Canada, Mexico, Venezuela, the United Kingdom, Norway, Nigeria, Sweden and Brazil and have entered into joint ventures in Saudi Arabia and The Netherlands.

Foreign operations carry special risks. Although our business in foreign countries has not yet been affected, our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

• government controls;

• import and export license requirements;

• political or economic insecurity;

• trade restrictions;

• changes in tariffs and taxes; and

• restrictions on repatriating foreign profits back to the U.S.

Foreign governments and agencies often establish permit and regulatory standards different from those in the U.S. If we cannot obtain foreign regulatory approvals, or if we cannot obtain them when we expect, our growth and profitability from international operations could be limited.

The acquisition of oil and gas properties and related well abandonment and decommissioning liabilities is based on estimated data that may be materially incorrect.

In conjunction with our purchase of oil and gas properties, we perform detailed due diligence review processes that we believe are consistent with industry practices. These acquired properties are generally in the later stages of their economic lives and require a thorough review of the expected cash flows acquired along with the associated abandonment obligations. The process of estimating natural gas and oil reserves is complex, requiring significant decisions and assumptions to be made in evaluating the available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable natural gas and oil reserves may vary substantially from those initially estimated by us. Also, in conjunction with the purchase of certain oil and gas properties, we have assumed our proportionate share of the related well abandonment and decommissioning liabilities after performing detailed estimating procedures, analysis and engineering studies. If actual costs of abandonment and decommissioning are materially greater than original estimates, such additional costs could have an adverse effect on earnings.

Our success depends upon the continued contributions of our personnel, many of whom would be difficult to replace.

Our success will depend on our ability to attract and retain skilled employees. Changes in personnel, therefore, could adversely affect operating results.

Financial Risks:

We have significant long-term debt outstanding.

During 2004, we financed significant acquisitions and growth through long-term borrowings. As of December 31, 2004, we have approximately $143.8 million of long-term debt outstanding. Additional growth could result in increased debt levels in order to support our capital expenditure needs or acquisition activities. Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions. Our long-term debt agreements contain customary covenants and dollar limits on the total amount of capital expenditures, acquisitions and asset sales, as well as other restrictions and requirements. In addition, the agreements require us to maintain certain financial ratio and net worth requirements. Significant deterioration of these ratios could result in a default under the agreements. The agreements also include cross-default provisions relating to any other indebtedness we have that is greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the long-term debt agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

Certain of our businesses are exposed to significant credit risks.

Maritech purchases interests in certain end-of-life oil and gas properties in connection with the operations of our WA&D Division. As the owner and operator of these interests, Maritech is liable for the proper abandonment and decommissioning of the wells, platforms, pipelines and the site clearance related to these properties. We have guaranteed a portion of the abandonment and decommissioning liabilities of Maritech, which can be material in amount. In certain instances Maritech will be paid in the future for all or a portion of these obligations by the previous owner of the property once the liability is satisfied. We and Maritech are subject to the risk that the previous owner(s) will be unable to make these future payments. We and Maritech attempt to minimize this risk by analyzing the creditworthiness of the previous owner(s), and others who may be legally obligated to pay in the event the previous owner(s) are unable to do so, and obtaining guarantees, bonds, letters of credit or other forms of security when they are deemed necessary. In addition, if Maritech acquires less than 100% of the working interest in a property, its co-owners are responsible for the payment of their portions of the associated operating expenses and abandonment liabilities. However, if one or more co-owners do not pay their portions, Maritech and any other nondefaulting co-owners may be liable for the defaulted amount as well. If any required payment is not made by a previous owner or a co-owner and any security is not sufficient to cover the required payment, we could suffer material losses.

Maritech’s estimates of its oil and gas reserves and related future cash flows may be significantly incorrect.

Maritech’s estimates of oil and gas reserve information are prepared in accordance with Rule 4-10 of Regulation S-X, and reflect only estimates of the accumulation of oil and gas and the economic recoverability of those volumes. Maritech’s future production, revenues and expenditures with respect to such oil and gas reserves will likely be different from estimates, and any material differences may negatively affect our business, financial condition and results of operations. As a result, Maritech has experienced and may continue to experience significant revisions to its reserve estimates.

Oil & gas reservoir analysis is a subjective process which involves estimating underground accumulations of oil and gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and gas reserves and of future net cash flows associated with such reserves necessarily depend upon a number of variable factors and assumptions. Because all reserve estimates are to some degree subjective, each of the following items may prove to differ materially from that assumed in estimating reserves:

• the quantities of oil and gas that are ultimately recovered,

• the production and operating costs incurred,

• the amount and timing of future development expenditures, and

• future oil and gas sales prices.

Furthermore, different reserve engineers may make different estimates of reserves and cash flow based on the same available data.

The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2004 should not be considered as the current market value of the estimated oil and gas proved reserves attributable to Maritech’s properties. Such estimates are based on prices and costs as of the date of the estimate, in accordance with SEC requirements, while future prices and costs may be materially higher or lower. The SEC requires that we report our oil and natural gas reserves using the price as of the last day of the year. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date. There can be no assurance that a decrease in oil and gas prices or other differences in Maritech’s estimates of its reserves will not adversely affect our financial position or results of operations.

Our accounting for oil and gas operations may result in volatile earnings.

We account for our oil and gas operations using the successful efforts method. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Costs related to unsuccessful exploratory wells are expensed as incurred. All capitalized costs are accumulated and recorded separately for each field, and are depleted on a unit-of-production basis, based on the estimated remaining equivalent proved oil and gas reserves of each field. On a field by field basis, our oil and gas properties are assessed for impairment in value whenever indicators become evident, with any impairment charged to expense. Under the successful efforts method of accounting, we are exposed to the risk that the value of a particular property (field) would have to be written down or written off if an impairment were present.

Legal/Regulatory Risks:

Our operations are subject to extensive and evolving U.S., foreign, state and local laws and regulatory requirements which increase our operating costs and expose us to potential fines, penalties and litigation.

Laws and regulations strictly govern our operations and require permits relating to: corporate governance, environmental affairs, health and safety, waste management, and the manufacture, storage, handling, transportation, use and sale of chemical products. Our operation and decommissioning of offshore properties are also subject to and affected by various types of government regulation, including numerous federal and state environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly expensive. Governmental authorities have the power to enforce compliance with these regulations and required permits, and violators are subject to civil and criminal penalties, including civil fines, injunctions or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to us and could subject our handling, manufacture, use, reuse, or disposal of substances or pollutants to increased scrutiny.

Our business exposes us to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although we maintain general liability insurance, this insurance is subject to coverage limits and generally excludes coverage for losses or liabilities relating to environmental damage or pollution. We maintain limited environmental liability insurance covering named locations and environmental risks associated with contract services for oil and gas operations, refinery waste treatment operations and for its oil and gas production properties. The extent of this coverage is consistent with our other insurance programs. We could be materially and adversely affected by an enforcement proceeding or a claim that was not covered or was only partially covered by insurance.

In addition to increasing our risk of environmental liability, the promulgation of more rigorous environmental laws, regulations and enforcement policies has accelerated the growth of some of the markets we serve. Decreased regulation and enforcement in the future could materially and adversely affect the demand for the types of systems offered by our process services and the services offered by our well abandonment and decommissioning operations and, therefore, materially and adversely affect our business.

Our proprietary rights may be violated or compromised, which could damage our operations.

We own numerous patents, patent applications and unpatented trade secret technologies in the U.S. and certain foreign countries. There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to deter misappropriation of these rights. In addition, independent third parties may develop competitive or superior technologies.

Item 2. Properties.

The Company’s properties consist primarily of chemical plants, processing plants, distribution facilities, barge rigs, well abandonment and decommissioning equipment, oil and gas properties, flowback testing equipment and compression equipment. The following information describes facilities leased or owned by the Company as of December 31, 2004. The Company believes its facilities are adequate for its present needs.

Fluids Division. Fluids Division facilities include seven chemical production plants (two of which are leased) located in the states of Arkansas, California, Louisiana and West Virginia, and the country of Finland. The total manufacturing area of these plants, excluding the two California locations, is approximately 496,000 square feet. The two California locations contain 35 square miles of acreage containing solar evaporation ponds and leased mineral acreage. In addition, the Fluids Division owns and leases bromine mineral reserves in Arkansas.

In addition to the above production plant facilities, the Fluids Division owns or leases twenty-six distribution facilities, twelve domestically and fourteen internationally. The Fluids Division also leases eight offices and sixteen terminal locations throughout the United States.

WA&D Division. The WA&D Division conducts its operations through seven offices and service facility locations (five of which are leased) located in Texas and Louisiana. See below for a discussion of the WA&D Division’s oil and gas property assets.

Production Enhancement Division. Production Enhancement Division facilities include six production testing distribution facilities (five of which are leased) in Texas and Louisiana and in Venezuela and Mexico. The Division’s eight process services facilities are located in Texas, Louisiana, Tennessee and the Virgin Islands. Compressco’s facilities include a leased fabrication and headquarters facility in Oklahoma, a leased fabrication facility located in Alberta, Canada, a leased service facility located in New Mexico, and ten sales offices located in Oklahoma, Texas, Colorado and Arkansas.

Corporate. The Company’s headquarters are located in The Woodlands, Texas, where it leases approximately 63,000 square feet of office space. The Company also owns 2.635 acres of land adjacent to its headquarters location. In addition, the Company owns a 20,000 square foot Tech Center facility to service its Fluids Division and process services operations.

Oil and Gas Properties.

The following tables show, for the periods indicated, reserves and operating information related to Maritech’s oil and gas interests in the Gulf of Mexico region. Maritech’s oil and gas properties are included within the Company’s WA&D Segment. See also “Note R – Supplemental Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements.

Oil and Gas Reserves. The table below sets forth information with respect to the Company’s estimated proved reserves as of December 31, 2004. The standardized measure of discounted future net cash flows attributable to oil and gas reserves was prepared by the Company using constant prices as of the calculation date, net of future income taxes, discounted at 10% per annum. Reserve information is prepared in accordance with guidelines established by the SEC. Maritech’s reserves were estimated by Ryder Scott Company, L.P., independent petroleum engineers. All of Maritech’s reserves are located in U.S. state and federal offshore waters in the Gulf of Mexico region and onshore Louisiana.

December 31, 2004

Estimated proved reserves:
Natural gas (Mcf)	22,405,000
Oil (Bbls)	2,646,000

Standardized measure of discounted future net cash flows	$69,891,000

Maritech is not required to file, and has not filed on a recurring basis, estimates of its total proved net oil and gas reserves with any U.S. or non-U.S. governmental regulatory authority or agency other than the Department of Energy (the DOE) and the SEC. The estimates furnished to the DOE have been consistent with those furnished to the SEC. They are not necessarily directly comparable, however, due to special DOE reporting requirements. In no instance have the estimates for the DOE differed by more than five percent from the corresponding estimates reflected in total reserves reported to the SEC.

Production Information. The table below sets forth production, average sales price and average production cost per unit of oil and gas produced during 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Production:
Natural gas (Mcf)	4,100,700	3,952,600	1,337,600
Oil (Bbls)	501,700	473,100	233,700

Revenues:
Natural gas	$24,373,000	$21,498,000	$4,234,000
Oil	15,611,000	12,994,000	5,480,000
Total	$39,984,000	$34,492,000	$9,714,000

Unit prices and costs:
Natural gas (per Mcf)	$5.94	$5.44	$3.17
Oil (per Bbl)	$31.12	$27.46	$23.45

Production costs per equivalent Mcf	$2.83	$2.19	$2.45
Amortization costs per equivalent Mcf	$1.26	$1.23	$0.91

Acreage and Wells. At December 31, 2004, Maritech owned interests in the following oil and gas wells and acreage:

	Gross Wells		Net Wells		Developed Acreage		Undeveloped Acreage
State/Area	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Louisiana Onshore	26	–	1.59	–	367	23	–	–
Louisiana Offshore	–	6	–	3.50	7,671	3,653	–	–
Texas Offshore	–	2	–	1.18	2,144	1,205	–	–
Federal Offshore	39	41	25.87	23.52	193,432	115,287	31,001	23,136

Total	65	49	27.46	28.20	203,614	120,168	31,001	23,136

Drilling Activity. Maritech participated in the drilling of four gross productive development wells (1.1 net wells) during 2004 and no wells during 2003 or 2002. As of December 31, 2004 there were no wells in the process of being drilled.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

Price Range of Common Stock

The Common Stock is traded on the New York Stock Exchange under the symbol “TTI.” As of February 23, 2005, there were approximately 6,185 holders of record of the Common Stock. The following table sets forth the high and low sale prices of the Common Stock for each calendar quarter in the two years ended December 31, 2004, as reported by the New York Stock Exchange and as adjusted for a 3-for-2 stock split, which was declared and effected in August 2003.

	High	Low
2004
First Quarter	$28.11	$23.06
Second Quarter	27.45	20.75
Third Quarter	31.50	23.71
Fourth Quarter	32.57	27.33

2003
First Quarter	$15.85	$11.89
Second Quarter	20.73	14.90
Third Quarter	24.25	19.07
Fourth Quarter	25.87	20.15

Dividend Policy

The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings to finance the growth and development of its business. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors the Board of Directors may deem relevant. The Company declared a dividend of one Preferred Stock Purchase Right per share of Common Stock to holders of record at the close of business on November 6, 1998. See “Note T – Stockholders’ Rights Plan” in the Notes to Consolidated Financial Statements attached hereto for a description of such Rights. In August 2003, the Company declared a 3-for-2 stock split, which was effected in the form of a stock dividend to all stockholders of record as of August 15, 2003. See “Note K – Capital Stock” in the Notes to Consolidated Financial Statements attached hereto for a description of this stock split. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” for a discussion of potential restrictions on the Company’s ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2004, the Board of Directors of the Company authorized the repurchase of up to $20 million of its common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit. During 2004, the Company repurchased 140,000 shares of its Common Stock at a cost of approximately $3.3 million. There were no repurchases made during any month of the fourth quarter of 2004.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial data of the Company for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this report. Please read “Certain Business Risks” beginning on page 10 for a discussion of the material uncertainties which might cause the selected consolidated financial data not to be indicative of the Company’s future financial condition or results of operations. During 2004, the Company completed the acquisitions of Compressco, Inc., the Kemira calcium chloride assets and an 800 ton heavy lift barge. These acquisitions significantly impact the comparison of the Company’s financial statements for 2004 to earlier years. In addition, the Company has reflected the operations of Damp Rid, Inc., the Company’s Norwegian process services operations and TETRA Micronutrients, Inc. as discontinued operations.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(In Thousands, Except Per Share Amounts)
Income Statement Data
Revenues (1)	$353,186	$318,669	$238,418	$302,374	$224,179
Gross profit	81,369	73,796	54,003	80,953	49,890
Operating income	27,570	29,078	17,091	40,194	17,248
Interest expense	(1,962)	(524)	(2,885)	(2,491)	(4,187)
Interest income	286	212	241	384	427
Other income (expense), net	465	565	95	(423)	28
Income before discontinued operations and cumulative effect of accounting change	18,056	19,400	9,415	23,573	8,426
Net income (loss)	$17,699	$21,664	$8,899	$23,873	$(6,722)

Income per share, before discontinued operations and cumulative effect of accounting change (2)	$0.81	$0.89	$0.44	$1.12	$0.41
Average shares (2)	22,371	21,850	21,342	20,993	20,424

Income per diluted share, before discontinued operations and cumulative effect of accounting change (2)	$0.76	$0.84	$0.42	$1.06 (3)	$0.41	(3)
Average diluted shares (2)	23,733	23,005	22,343	22,256	20,424	(4)

(1) Revenues for each of the periods presented retroactively reflect the reclassification of certain product shipping and handling costs as costs of goods sold, which had previously been deducted from product sales revenues. The reclassified amounts were $7,686 for 2003; $7,736 for 2002; $8,836 for 2001; and $7,938 for 2000.

(2) Net income (loss) per share and average share outstanding information reflects the retroactive impact of a 3-for-2 stock split, which was effected in the form of a stock dividend to holders of record as of August 15, 2003.

(3) Excluding goodwill amortization, net income per diluted share, before discontinued operations and cumulative effect of accounting change, was $1.08 for 2001 and $0.43 for 2000.

(4) For the year ended December 31, 2000, the calculation of average diluted shares outstanding excludes 519,000 shares from stock options, the inclusion of which would have had an antidilutive effect.

	December 31,
	2004	2003	2002	2001	2000
	(In Thousands)
Balance Sheet Data
Working capital	$97,052	$92,112	$83,163	$83,262	$83,540
Total assets	508,988	309,599	308,817	310,642	280,998
Long-term liabilities	211,963	54,141	83,742	75,780	81,249
Stockholders' equity	236,181	210,769	184,152	167,650	143,754

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is intended to analyze major elements of the Company’s consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included elsewhere in this annual report.

Statements in the following discussion may include forward-looking statements. These forward-looking statements involve risks and uncertainties. See “Item 1. Business – Certain Business Risks and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995,” for additional discussion of these factors and risks.

Business Overview

The Company was successful in its continuing growth strategy during 2004 with the completion of the three largest acquisition transactions in the Company’s history. In September 2004, the Company acquired the European calcium chloride manufacturing assets of Kemira Oyj of Helsinki, Finland. Also in September, the Company purchased an 800 ton heavy lift derrick barge to expand its Gulf of Mexico decommissioning operations. In July 2004, the Company acquired a growing oil and gas wellhead compression business, Compressco, Inc. (Compressco), which serves the onshore oil and gas markets principally in the mid-continent, Rocky Mountain, Texas and Louisiana regions of the United States and western Canada. Each of these acquisitions added strategic market and operating capabilities to their respective Company operating segment. Primarily due to these acquisition transactions, the Company’s total assets increased approximately 64.4% during the year, totaling $509.0 million at December 31, 2004. The acquisitions were funded from available cash and from funds obtained under the Company’s credit facility debt and from a fixed rate, unsecured private debt offering. The Company’s total outstanding long-term debt balance at December 31, 2004 was $143.8 million, which is scheduled to mature from 2009 through 2011.

The Company’s results of operations for the year ended December 31, 2004 reflect the steadily increasing demand for many of the Company’s products and services, as well as the impact during the last portion of the year from the recent acquisitions mentioned above. Demand for the Company’s products and services depends primarily on activity in the oil and gas exploration and production industry, which is significantly affected by the level of capital expenditures for the exploration and production of oil and gas reserves and for the plugging and decommissioning of abandoned oil and gas properties. These expenditures are influenced strongly by industry expectations of oil and gas commodity prices and the supply and demand for crude oil and natural gas. Industry expenditures for drilling, as indicated by onshore rig count statistics, have risen steadily during the past three years and reflect the industry’s response to higher crude oil and natural gas pricing during this period. The impact of such increased industry activity and spending is reflected in the Company’s revenues and operating cash flows during 2004. The Company expects that such increased industry spending levels will continue during 2005.

The Gulf of Mexico and selected international oil and gas rig counts are leading indicators for the Fluids Division. The maturity of Gulf of Mexico producing fields, oil and gas prices and government regulations are the primary long-term drivers for the WA&D Division. Natural gas prices and gas drilling rig counts in North and South America are key indicators for the Production Enhancement Division. Gulf of Mexico oil and gas rig counts were down during 2004, averaging 94 rigs compared to an average of 104 during 2003. International rig counts averaged 836 during 2004 compared to 771 during 2003, with a majority of the increase generated in Latin America, where the Company has its most significant international production testing operations. U.S. natural gas drilling increased during 2004 compared to the prior year, with an average gas rig count of 1,025 (1,068 average during the fourth quarter of 2004) compared to an 872 average during 2003. Over the longer term, the Company believes that there will continue to be growth opportunities for the Company’s products and services in both the U.S. and international markets. Such increased activity will be supported by:

• deeper gas drilling operations with more complex completions in the U.S.,

• faster reservoir depletion in the U.S.,

• more rigorous environmental and abandonment regulations,

• advancing age of offshore platforms in the U.S.,

• increasing development of oil and gas reserves abroad, and

• increasing future demand for natural gas and oil in the U.S. and abroad.

The Fluids Division generates revenues and cash flows by manufacturing and selling completion fluids and providing filtration and associated products and engineering services to exploration and production companies worldwide. The Fluids Division sells products and services to domestic and international energy market customers. The demand for these products and services are particularly affected by drilling activity in the Gulf of Mexico, which has remained flat or decreased during the past several years due to the maturity of a majority of Gulf of Mexico producing fields. The Fluids Division implemented a market penetration strategy during 2004 in order to increase the sales volumes and revenues for its products during the year compared to 2003. The Fluids Division also markets certain liquid and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry. With the September 2004 acquisition of the Kemira calcium chloride assets, the Fluids Division has expanded its calcium chloride manufacturing operations into European markets and further reduced the Fluids Division’s dependence on Gulf of Mexico drilling activity for growth. The increased worldwide calcium chloride operations, combined with the Company’s current market position as a major supplier of oil and gas completion fluids, are expected to provide a further increase in revenues and cash flows for this Division in 2005.

The WA&D Division generates revenues and cash flows by performing well plug and abandonment, pipeline and platform decommissioning and removal and site clearance services for oil and gas companies. In addition, the Division provides electric wireline, workover, engineering and drilling services and, through its Maritech subsidiary, is a producer of oil and gas. Services are marketed primarily in the Gulf Coast region of the U.S. including onshore, offshore and in inland waters. Long-term platform decommissioning and well abandonment activity levels are driven primarily by MMS regulations and the age of Gulf of Mexico producing fields and production platforms and structures. In the shorter term, activity levels are driven by oil and gas commodity prices, sales activity of mature oil and gas producing properties and oil and gas company activity levels. While the continued strength of crude oil and natural gas prices during 2004 benefited Maritech’s revenues and cash flows, such prices led to the postponement during the year of well abandonment and decommissioning activities of many of the WA&D Division’s customers, including Maritech, who have delayed the sale or abandonment of mature producing properties. In addition, the Gulf of Mexico abandonment and decommissioning market is highly competitive, and the Division’s success in bidding to provide services can fluctuate from year to year. As a result of the above factors, WA&D revenues decreased significantly during 2004 compared to the prior year. During late 2003 and throughout 2004, however, many WA&D Division customers have sold numerous offshore Gulf of Mexico producing properties. In addition, given overall production declines and the advancing age of offshore platforms in the Gulf of Mexico, management’s long-term expectation is that the Division’s well abandonment and decommissioning activity levels should increase in the future. Maritech’s acquisition strategy is strongly affected by oil and gas prices and by the actions of competitors which affect its ability to acquire mature producing properties on acceptable terms. Maritech generated increased revenues and cash flows during 2004, resulting from higher commodity prices, the acquisitions of producing properties that were consummated in 2003 and 2004, and successful exploitation of existing properties.

The Production Enhancement Division (formerly the Testing & Services Division, and renamed following the acquisition of Compressco) generates revenues and cash flows by performing flowback pressure and volume testing and providing low pressure wellhead compression equipment and other services for oil and gas producers. The primary testing markets served are Texas, Louisiana, Mississippi, Alabama, offshore Gulf of Mexico, Mexico and Venezuela. Compressco’s primary markets include the mid-continent, Rocky Mountain, Texas and Louisiana regions of the United States and western Canada. The Production Enhancement Division also provides technology and services required for separation and recycling of oily residuals generated from petroleum refining, primarily to oil refineries in the United States. Production Enhancement Division revenues increased significantly during 2004 compared to the prior year, due to the July 2004 acquisition of Compressco. Management expects additional growth in this Division in 2005, due largely to the acquisition of Compressco and due to anticipated further increases in industry drilling and completion activities, both domestically and internationally.

Critical Accounting Policies and Estimates

In preparing its consolidated financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to potential impairments of long-lived assets (including goodwill), the collectibility of accounts receivable, and the current cost of future abandonment and decommissioning obligations. “Note B – Summary of Significant Accounting Policies” to the Consolidated Financial Statements contains the accounting policies governing each of these matters. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in the Company’s operating environment. Actual results are likely to differ from the Company’s current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of the Company’s financial statements.

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

Oil and Gas Properties – Maritech accounts for its interests in oil and gas properties using the successful efforts method, whereby costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized and costs related to unsuccessful exploratory wells are expensed as incurred. All capitalized costs are accumulated and recorded separately for each field, and are depleted on a unit-of-production basis, based on the estimated remaining proved oil and gas reserves of each field. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses and quantities of recoverable oil and gas reserves may vary substantially from those initially estimated by Maritech. Any significant variance in these assumptions could materially affect the estimated quantity and value of proved reserves. Maritech’s oil and gas properties are assessed for impairment in value whenever indicators become evident, with any impairment charged to expense. Maritech purchases oil and gas properties and assumes the associated well abandonment and decommissioning liabilities. The acquired oil and gas producing properties are recorded at a cost equal to the estimated fair value of the decommissioning liabilities assumed, adjusted by the amount of any cash or other consideration received or paid. Any significant differences in the actual amounts of oil and gas production cash flows produced or decommissioning costs incurred, compared to the estimated amounts recorded, will affect the Company’s anticipated profitability.

Decommissioning Liabilities – The Company estimates the third party market values (including an estimated profit) to plug and abandon the wells, decommission the pipelines and platforms and clear the sites, and uses these estimates to record Maritech’s well abandonment and decommissioning liabilities, net of amounts allocable to joint interest owners and any contractual amount to be paid by the previous owners of the property (referred to as decommissioning liabilities). In estimating the decommissioning liabilities, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, Maritech utilizes the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. Any profit earned by the Company in performing such abandonment and decommissioning operations on Maritech’s properties is recorded as the work is performed. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. Once a Maritech well abandonment and decommissioning project is performed, any remaining decommissioning liability in excess of the costs of the work performed is recorded as additional profit on the project and included in earnings in the period in which the project is completed. Conversely, costs in excess of the decommissioning liability are charged against earnings in the period in which the project is completed. The Company reviews the adequacy of its decommissioning liability whenever indicators suggest that either the amount or timing of the estimated cash flows underlying the liability have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities recorded, which, in turn, would increase the carrying values of the related properties.

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

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

	Percentage of Revenues			Period-to-Period
	Year Ended December 31,			Change
Consolidated Results of Operations	2004	2003	2002	2004 vs 2003	2003 vs 2002
Revenues	100%	100%	100%	10.8%	33.7%
Cost of revenues	77.0%	76.8%	77.3%	11.0%	32.8%
Gross profit	23.0%	23.2%	22.7%	10.3%	36.7%
General and administrative expense	15.2%	14.0%	15.5%	20.3%	21.1%
Operating income	7.8%	9.1%	7.2%	-5.2%	70.1%

Interest expense	0.6%	0.2%	1.2%	274.4%	-81.7%
Interest income	0.1%	0.1%	0.1%	34.9%	-10.7%
Other income (expense), net	0.1%	0.2%	0.0%	-17.7%	494.7%
Income before income taxes, discontinued operations and cumulative effect of accounting change	7.5%	9.2%	6.1%	-10.1%	101.7%
Net income before discontinued operations and cumulative effect of accounting change	5.1%	6.1%	3.9%	-6.9%	106.1%
Discontinued operations, net of tax	-0.1%	1.2%	-0.2%	-109.6%	-822.5%
Cumulative effect of accounting change, net of tax	–	-0.5%	–	–	–
Net income	5.0%	6.8%	3.7%	-18.3%	143.4%

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Revenues
Fluids	$152,674	$119,449	$117,057
Well Abandonment & Decommissioning	134,519	153,483	78,558
Production Enhancement	66,353	47,122	44,475
Intersegment Eliminations	(360)	(1,385)	(1,672)
	353,186	318,669	238,418
Gross Profit
Fluids	30,688	27,185	31,855
Well Abandonment & Decommissioning	30,618	35,412	10,990
Production Enhancement	20,056	11,209	11,191
Other	7	(10)	(33)
	81,369	73,796	54,003
Income Before Taxes, Discontinued Operations and Cumulative Effect of Accounting Change
Fluids	15,904	13,996	17,995
Well Abandonment & Decommissioning	17,133	23,472	3,220
Production Enhancement	11,150	6,420	7,145
Corporate Overhead	(17,828)	(14,557)	(13,818)
	26,359	29,331	14,542

2004 Compared to 2003

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the year ended December 31, 2004 were $353.2 million, compared to $318.7 million in the prior year, an increase of 10.8% largely due to the acquisitions made during 2004. Consolidated gross profit increased 10.3%, from $73.8 million during 2003 to $81.4 million during 2004, also largely due to the acquisitions. Consolidated gross profit as a percent of revenue was 23.0% during the current year, compared to 23.2% during the prior year.

General and Administrative Expenses – General and administrative expenses were $53.8 million during 2004, an increase of $9.1 million, or 20.3%, compared to the prior year. This increase was reflective of the overall growth in the Company’s operations due to acquisitions and primarily consists of approximately $5.8 million of salary, incentive and employee benefit cost increases, $1.7 million of increased professional fees primarily for corporate compliance costs related to the Sarbanes-Oxley Act, plus approximately $0.7 million of increased insurance costs. General and administrative expenses as a percent of revenue increased to 15.2%, versus 14.0% in the prior year.

Interest Expense and Income Taxes – During 2004, the Company recorded $1.7 million of net interest expense, compared to $0.3 million of net interest expense in the prior year, primarily due to the significant increase in the outstanding balances of long-term debt beginning in the third quarter of 2004. Such borrowings, which were used to fund the acquisitions of Compressco, the Kemira calcium chloride assets and a heavy lift barge during the third quarter of 2004, consisted of borrowings under the Company’s line of credit facility and from the issuance of debt in a private debt offering. Future periods will reflect the increased interest expense related to these borrowings until they are repaid. The provision for income taxes was $8.3 million in 2004, a decrease of $1.6 million, primarily as a result of decreased earnings compared to the prior year. The effective tax rate for the year decreased to 31.5% during 2004 compared to 33.9% in 2003, due primarily to an increase in income from existing international operations as well as the operations from the newly acquired Kemira calcium chloride assets during the third quarter of 2004.

Net Income – Income before discontinued operations and cumulative effect of change in accounting principle was $18.1 million during 2004, compared to $19.4 million in the prior year, a decrease of 6.9%. Income per diluted share before discontinued operations and cumulative effect of change in accounting principle was $0.76 on 23,732,850 average diluted shares outstanding during 2004, compared to $0.84 on 23,005,108 average diluted shares outstanding in the prior year.

Discontinued operations during 2004 consist of the Norwegian process services operations. During 2003, discontinued operations also included the operations of Damp Rid, Inc., which was sold in September 2003. The Company recorded a gain of $4.9 million from the sale of Damp Rid, net of taxes of $2.4 million, and a loss of $1.3 million for the asset impairment related to the future disposal of the Norwegian process services facility, net of $0.7 million tax benefit.

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

Net income was $17.7 million during 2004, compared to $21.7 million in the prior year period. Net income per diluted share was $0.75 on 23,732,850 average diluted shares outstanding, compared to $0.94 on 23,005,108 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $33.2 million, or 27.8%, during 2004 compared to the prior year, totaling $152.7 million during 2004. This increase was due to increased market share for certain of the Division’s products and services, despite the impact of reduced Gulf of Mexico drilling activity. A portion of this market share increase was due to the September 2004 acquisition of the Kemira calcium chloride assets, which generated revenues during the fourth quarter of 2004 of approximately $11.9 million.

Fluids Division gross profit during 2004 increased by $3.5 million, or 12.9%, compared to the prior year. The increased market share for certain of the Division’s products, including the impact of the acquisition mentioned above, generated approximately $7.3 million of increased gross profit. This increased gross profit was partially offset by the impact of decreased prices and increased net costs for certain of the Division’s products, including feedstocks, transportation and utilities, which decreased gross profit by approximately $3.8 million.

Fluids Division income before taxes during 2004 totaled $15.9 million, compared to $14.0 million during the prior year, an increase of $1.9 million or 13.6%, as the $3.5 million increase in gross margin discussed above was partially offset by increased administrative expenses.

WA&D Division – The WA&D Division generated revenues of $134.5 million during 2004, compared to $153.5 million in the prior year, a decrease of $19.0 million or 12.4%. The Division’s well abandonment and decommissioning operations reported decreased revenues of $25.7 million, primarily due to reduced overall abandonment and decommissioning activity in the Gulf of Mexico, and despite a $5.4 million increase in wireline and onshore well abandonment revenues. Much of the Gulf of Mexico abandonment and decommissioning activity was postponed by many WA&D Division customers, including Maritech, due to strong commodity prices during 2004. In addition, storm activity in the Gulf of Mexico during 2004 caused increased delays in well abandonment and decommissioning activity compared to the prior year. The Division’s success in bidding for such services can also fluctuate from year to year, given the substantial competition for its services in the Gulf of Mexico. Well abandonment and decommissioning revenues during the fourth quarter of 2004 did increase compared to the prior year quarter, however, which was partially due to the Division’s September 2004 purchase of a heavy lift barge. Maritech reported increased revenues of $6.8 million during 2004 compared to 2003, as an increase in realized commodity prices generated $3.5 million of additional revenues and increased production volumes generated $3.3 million of increased revenue. Such production volume increases were due to producing property acquisitions and exploitation efforts, and more than offset normal production declines. Maritech suffered storm damage to one of its offshore production platforms during Hurricane Ivan, causing one of its producing properties to remain shut in. Maritech is currently in the process of evaluating the extent of the damage, which is covered by insurance.

WA&D Division gross profit decreased $4.8 million, or 13.5%, to $30.6 million during 2004 from $35.4 million during the prior year. The long-term drivers for the well abandonment operations are primarily MMS regulations, the overall maturity of Gulf of Mexico fields and the age of the platforms and structures in the Gulf. However, the impact of short-term factors discussed above caused a decrease in the WA&D Division’s Gulf of Mexico well abandonment and decommissioning activity levels during 2004 and contributed to a reduction in equipment and personnel utilization, resulting in decreased gross profit of approximately $6.9 million for the well abandonment and decommissioning operations. As existing Gulf of Mexico fields continue to deplete and as offshore platforms continue to age, management’s long-term expectation is that well abandonment and decommissioning activities should increase in the future. Maritech’s gross profit increased by approximately $2.1 million during 2004, compared to the prior year. Maritech generated $3.5 million of additional gross profit from increased commodity prices and $2.5 million from higher production volumes due to property acquisitions and reserve volume increases. These increases more than offset $5.2 million of increased lease operating expenses, resulting from workover and exploitation projects conducted during 2004. The remaining net increase in Maritech’s gross profit of $1.4 million is due to the difference in the amount of property impairments recorded in 2003 of $1.7 million compared to $0.3 million recorded in 2004.

WA&D Division income before taxes totaled $17.1 million during 2004, a decrease of $6.3 million, or 27.0%, compared to the prior year. This decrease was due to the $4.8 million decrease in gross profit described above, plus approximately $2.0 million of additional administrative expenses during the year primarily from increased salaries and employer’s liability insurance related expenses. This decrease was partially offset by a $0.4 million gain on the sale of an asset.

Production Enhancement Division – Production Enhancement Division revenues increased $19.2 million, or 40.8%, to $66.4 million during 2004, compared to $47.1 million during the prior year. This increase was primarily due to the July 2004 acquisition of Compressco, which generated $18.6 million of revenues during the last half of the year. The Division’s production testing revenues were relatively flat compared to the prior year, despite increased industry activity, primarily due to competitive pressures, the inactivity of a major domestic customer and due to contract interruptions in Latin America during a portion of the year. In addition, the Company’s process services operations generated a $0.7 million increase in revenues due to higher processed volumes at certain of its contract locations.

The Production Enhancement Division reported gross profit of $20.1 million during 2004 compared to $11.2 million during 2003, a 78.9% increase. The addition of Compressco, beginning in July 2004, increased gross profit by $8.4 million. In addition, the process services operations generated $0.9 million of added gross profit, primarily from increased efficiencies due to the higher volumes processed. Production testing gross profit decreased approximately $0.4 million during the year, primarily due to the Latin American contract interruptions.

Income before taxes for the Production Enhancement Division increased from $6.4 million during 2003 to $11.2 million during 2004. This 73.7% increase was primarily due to the increased gross profit discussed above, less approximately $3.6 million of increased administrative costs, primarily from the acquisition of Compressco. In addition, the Division’s results reflected approximately $0.5 million in additional gains during the prior year period from the sale of certain production testing equipment.

Corporate Overhead – The Company includes in corporate overhead general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s business segments, as they relate to the Company’s general corporate activities. Corporate overhead increased from $14.6 million during 2003 to $17.8 million during the current year, primarily due to a $2.0 million increase in administrative expenses, primarily from increased salaries and professional fee expenses associated with increased corporate compliance costs related to the Sarbanes-Oxley Act. In addition, net interest expense increased $1.4 million during 2004, due to the increased long-term borrowings beginning in the third quarter of 2004, which were utilized to fund acquisitions during the period.

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

General and Administrative Expenses – Consolidated general and administrative expenses increased $7.8 million to $44.7 million during 2003 compared to $36.9 million during the prior year, an increase of 21.1%. This increase was primarily caused by a $3.2 million increase in payroll and incentive compensation and a $3.1 million increase in professional fees consistent with the Company’s growth and with industry trends. The increase in professional fees was also due to unusually low professional fees during 2002 due to the recovery of $1.1 million of legal fees associated with a long-standing lawsuit. Also, beginning in 2003 the Company reflected $1.4 million of accretion expenses related to asset retirement obligations in accordance with Statement of Financial Accounting Standards (SFAS) No. 143 rules. Despite these increases in general and administrative costs, as a percentage of revenues, general and administrative expenses decreased to 14.0% of revenues during 2003 compared to 15.5% of revenues during 2002.

Other Income & Expense – Other income and expense was $0.6 million of income for 2003 compared to $0.1 million of income in the prior year. This change is primarily due to $0.7 million of gains on sales of property, plant and equipment during 2003, compared to a $0.2 million loss on such disposals in the prior year.

Interest Expense and Income Taxes – Net interest expense decreased from $2.6 million during 2002 to $0.3 million during 2003, a decrease of 88.2%, due to the Company’s reduction and eventual payment of the balance outstanding under its bank credit facility during 2003. Also, prior to paying the remaining balance of the facility, interest expense was reflected at lower interest rates during 2003 compared to the prior year’s expense, due partly to the Company’s 6.4% interest rate swap contract, which expired after the end of 2002. The Company’s average interest rate during 2003 was approximately 3%. The provision for income taxes was $9.9 million in 2003, an increase of $4.8 million, as a result of increased earnings compared to the prior year. The effective tax rate for the year decreased to 33.9% during 2003 compared to 35.3% in 2002, due primarily to a reduction in the impact of international income taxes.

Net Income – Net income before discontinued operations and cumulative effect of change in accounting principle was $19.4 million during 2003 compared to $9.4 million during 2002. Net income per diluted share before discontinued operations and cumulative effect of change in accounting principle was $0.84 with 23,005,108 shares outstanding compared to $0.42 with 22,342,952 shares outstanding.

In September 2003, the Company sold its subsidiary, Damp Rid, Inc., and made the decision to discontinue its Norwegian process services operation. The Company recorded a gain of $4.9 million from the sale of Damp Rid, net of taxes of $2.4 million, and a loss of $1.3 million for the asset impairment related to the disposal of the Norwegian process services facility, net of a $0.7 million tax benefit. Net income from discontinued operations per diluted share during 2003 was $0.16 compared to a net loss of $0.02 in the prior year, primarily due to the net gain on the disposal of Damp Rid.

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

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $2.4 million to $119.4 million during 2003 compared to $117.1 million during the prior year, an increase of 2.0%, primarily due to an approximate $3.1 million increase from higher domestic product sales volumes and approximately $2.5 million from pricing improvements. The Division also reflected increased revenues of approximately $1.6 million, resulting from improved utilization of filtration service equipment and an estimated $1.0 million from fluids product market share gains. These increases domestically were largely offset, however, by decreases in international fluids revenues, particularly in the United Kingdom and Norway, where decreased North Sea activity contributed to a revenue decrease of $6.0 million compared to the prior year.

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

WA&D Division – The WA&D Division reflected revenues of $153.5 million during 2003 compared to $78.6 million during the prior year, an increase of $74.9 million, or 95%. The largest revenue increase was generated by the Division’s offshore abandonment and decommissioning business, with an increase of $42.1 million, which captured an increased share of the overall increased activity levels in the Gulf of Mexico and, in particular, benefited from the timing during 2003 of several large projects for specific customers. The Division’s inland water well abandonment operations also reflected increased activity early in the year, with a $3.2 million increase (despite lower rates for its services due to competition) and its land operations contributed a $4.5 million increase, which includes approximately $2.2 million of added revenues from an acquisition during 2002. Also contributing to the increased WA&D Division revenues was its Maritech oil and gas production subsidiary, which contributed approximately $21.4 million of additional production revenues related to producing properties acquired in late 2002 and early 2003, and an approximate $3.9 million increase in revenues from higher oil and gas commodity prices during 2003.

WA&D Division gross profit also rose significantly, increasing from $11.0 million in 2002 to $35.4 million in 2003, an increase of $24.4 million, or 222.2%. Gross profit percentage for the WA&D Division increased to 23.1% of revenues from 14.0% of revenues in the prior year. These gross profit increases were also led by the Division’s offshore abandonment and decommissioning operations, which reflected a gross profit increase of $14.7 million, primarily from the successful completion of several large projects and a $1.1 million gain from the settlement of an insurance claim for the prior year’s damages to the Company’s heavy lift barge. The Division’s inland water plug and abandonment and rig operations reflected approximately a $0.1 million decrease in gross profit compared to the prior year, and were negatively affected during the second half of 2003 by lower rates and reduced activity related to the recent and pending ownership changes of many inland water properties. Maritech’s gross profit increased approximately $7.3 million due to the above mentioned producing property acquisitions as well as approximately $3.9 million from increased commodity prices. Such increases more than offset the $1.7 million charge for Maritech’s relinquishment of an oil and gas property during the year.

Income before taxes for the WA&D Division increased significantly to $23.5 million, a $20.3 million or 628.9% increase from the prior year. The above mentioned increase in gross profit of $24.4 million was offset partially by approximately $3.3 million of Division personnel infrastructure cost increases, consistent with the increased levels of activity. The Division also reflected $1.2 million of expense related to SFAS No. 143 accretion for Maritech’s abandonment and decommissioning liabilities beginning in 2003.

Production Enhancement Division – Production Enhancement Division revenues increased $2.6 million during 2003, from $44.5 million during 2002 to $47.1 million, an increase of 5.9%, largely due to a $2.8 million revenue increase from the domestic production testing operations, which reflected increased drilling and completion activity in Texas and Louisiana. This increase in domestic production testing activity more than offset a $0.6 million decline in production testing revenues in Mexico and Venezuela. Revenues for process services increased $0.5 million during 2003 compared to the prior year, due to higher demand and increased processed volumes.

Gross profit for the Production Enhancement Division was $11.2 million during 2003 and 2002. Increased domestic production testing activity was more than offset by increased costs and the lower overall utilization of the operation’s resource base, resulting in a $0.5 million decrease in gross profit for this business. The increased process services demand resulted in throughput efficiencies which resulted in increased gross profit of approximately $0.4 million. Division gross profit as a percentage of revenues decreased from 25.2% to 23.8%.

Production Enhancement Division income before taxes decreased $0.7 million, from $7.1 million to $6.4 million, a 10.1% decrease compared to the prior year. Administrative costs for professional services increased during 2003, compared to the prior year, due to the recovery during 2002 of approximately $1.1 million of legal fees associated with a long standing lawsuit. Other administrative cost increases related to increased personnel infrastructure costs of approximately $0.3 million, primarily related to the domestic production testing operations. Such increases were partially offset by $0.7 million of gains on sales of production testing equipment during the year.

Corporate Overhead – The Company includes in corporate overhead general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s business segments, as they relate to the Company’s general corporate activities. Corporate overhead increased from $13.8 million in 2002 to $14.6 million during 2003, a $0.8 million increase compared to the prior year. This increase was primarily caused by approximately $2.3 million of increased corporate salary and incentive compensation expenses, $1.1 million of increased professional services and public company expenses, and $0.3 million of increased corporate insurance expense. Such increases were partially mitigated by a $2.4 million decrease in interest expense, as a result of the decrease in long-term debt outstanding during 2003, and an approximate $1.1 million decrease in corporate insurance claims and other fringe benefit costs during the year.

Liquidity and Capital Resources

During the year ended December 31, 2004, the Company utilized a portion of its available capital resources to significantly increase its asset base, funding the three most significant business acquisition and asset purchase transactions in Company history for an aggregate acquisition cost of approximately $171.3 million, $21.0 million of which have been classified as purchases of property, plant and equipment. These transactions, along with approximately $34.1 million of other capital expenditure activities, were funded primarily through the addition of approximately $143.8 million of net long-term borrowings, approximately $56.4 million of cash provided from operating activities and approximately $11.1 million of cash on hand at the beginning of the year. Despite the significant borrowings during the year, at December 31, 2004, the Company continues to have excellent near term liquidity; long-term borrowings are not scheduled to mature until 2009 through 2011, and the Company has additional availability under its bank credit facility of approximately $77.2 million. Over the past three years, the Company generated approximately $117.2 million of net cash flow from operating activities, which it used to fund approximately $84.8 million of capital expenditures and partially fund the purchase of $165.6 million of business acquisitions.

Operating Activities – The Company continued to generate positive operating cash flow from each of its three operating divisions, resulting in total cash provided by operating activities of $56.4 million during 2004, compared to $36.4 million during 2003, an increase of 55.0%. Due to the timing of the Company’s acquisitions, particularly the late September 2004 purchases of the Kemira calcium chloride assets and the 800 ton heavy lift barge, the newly acquired operations did not significantly affect consolidated operating cash flow during 2004 but are anticipated to generate additional operating cash flow beginning in 2005. Future operating cash flow is largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. While the Company expects that such industry activity will increase in 2005, the resulting net cash flow will also be affected by the impact of competition, the prices for its products and services, and the operating and administrative costs required to deliver its products and services.

In addition to the above factors, future operating cash flow will also continue to be somewhat affected by the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. The third party market value, including an estimated profit, of Maritech’s decommissioning liability was $39.1 million as of December 31, 2004. The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amount to be paid by the previous owners of the properties. In some cases the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of December 31, 2004, Maritech’s total decommissioning obligation is approximately $96.7 million, including an estimated profit, of which approximately $57.6 million will be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – Cash capital expenditures for the year ended December 31, 2004 were approximately $55.1 million. Approximately $30.4 million of capital expenditures were spent by the WA&D Division, including $21 million for the purchase of the 800 ton heavy lift barge and approximately $10.5 million related to exploitation and development expenditures on Maritech’s offshore oil and gas properties. The Production Enhancement Division spent approximately $14.0 million, which includes approximately $8.0 million associated with Compressco compressor fleet expansion and approximately $4.8 million to replace and enhance a portion of the production testing equipment fleet. The Fluids Division reflected approximately $8.6 million of capital expenditures, primarily related to plant expansion projects during the year. Corporate capital expenditures were approximately $2.1 million, primarily related to computer system hardware and software upgrades.

Investing activities during 2004 also included approximately $153.7 million for the acquisition of businesses. In July 2004, the Company purchased Compressco for approximately $94 million in cash, including transaction costs, and additionally repaid Compressco’s outstanding bank debt of approximately $15.8 million. The Kemira calcium chloride assets were purchased in September 2004 for approximately $40.5 million, including transaction costs. In addition, the Company acquired the assets of an onshore well abandonment operation and a Venezuelan production testing operation during the year.

During 2004, Maritech purchased oil and gas producing properties in offshore Gulf of Mexico locations in exchange for the assumption of approximately $40.6 million of associated decommissioning obligations. The previous owners of the properties are contractually obligated to pay $28.6 million of these acquired obligations as the abandonment and decommissioning work is performed. These oil and gas producing assets were recorded at a cost equal to the fair value of the net decommissioning liabilities assumed of $12.0 million, less cash and other consideration received at closing of approximately $1.7 million. The Company continues to pursue the purchase of additional producing oil and gas properties as part of its strategy to support its WA&D Division. While future purchases of such properties are also expected to be primarily funded through the assumption of the associated decommissioning liabilities, the transactions may also involve the payment or receipt of cash at closing or the receipt of cash when associated well abandonment and decommissioning work is performed in the future.

The Company expects to continue its ongoing capital expenditure program in order to grow and expand its existing operations in each of its operating divisions. The Company expects to fund such capital expenditures in 2005 through cash flow from operations. The vast majority of the Company’s future cash capital expenditure plans is discretionary, however, and may be postponed or cancelled as conditions change. In addition, the Company’s continuing strategy includes the pursuit of suitable acquisition transactions and the identification of opportunities to establish operations in additional niche oil and gas service markets. Given the Company’s financial position, such acquisitions could be consummated using cash, debt, equity, or any combination thereof. To the extent the Company consummates a significant transaction, the Company’s liquidity position could be affected.

Financing Activities – To fund its capital and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances and other sources of capital. During July 2004, in order to fund a portion of the acquisition purchase price of Compressco, the Company borrowed $75.0 million under its then existing bank credit facility. In September 2004, the Company entered into a new five year $140 million bank credit facility, which the Company may increase to a maximum of $200 million with the agreement of the existing or additional lenders. The facility is unsecured and guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bear interest at LIBOR plus 0.75%

to 1.75%, depending on a certain financial ratio of the Company. As of December 31, 2004, the average interest rate on the outstanding balance under the credit facility was 3.94%. The Company pays a commitment fee ranging from 0.20% to 0.375% on unused portions of the facility. The Company used borrowings under its new revolving credit facility to repay all outstanding obligations under the previous credit facility in the amount of $73.3 million, and terminated the previous credit facility.

The Company’s present credit facility agreement contains customary financial ratio covenants and dollar limits on the total amount of capital expenditures, acquisitions and asset sales. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the credit agreement. Significant deterioration of these ratios could result in a default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The credit facility agreement also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Company’s credit facility. The credit facility agreement also prohibits dividends and the Company’s repurchase of equity interests if the Company is in default or if such distribution or repurchase would result in an event of default. The Company was in compliance with all covenants and conditions of its credit facility as of December 31, 2004. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue. As of December 31, 2004, the Company had $50.6 million outstanding under the credit facility and $12.2 million in letters of credit outstanding, against a $140 million line of credit, leaving a net availability of $77.2 million.

Also in September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $38.2 million equivalent) in aggregate principal amount of Series 2004-B Notes pursuant to a Note Purchase Agreement (collectively the Senior Notes). The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the Senior Notes is due semiannually on March 30 and September 30 of each year, commencing March 30, 2005. Pursuant to the Note Purchase Agreement, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of December 31, 2004. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

The Company also has filed a universal acquisition shelf registration statement on Form S-4, which was declared effective by the Securities and Exchange Commission on June 7, 2004, that permits the Company to issue up to $400 million of common stock, preferred stock, senior and subordinated debt securities and warrants in one or more acquisition transactions that the Company may undertake from time to time. As part of the Company’s strategic plan, the Company evaluates opportunities to acquire businesses and assets and intends to pursue attractive acquisition opportunities, which may involve the payment of cash or issuance of debt or equity securities. Such acquisitions may be funded with existing cash balances, funds under the Company’s credit facility, or securities issued under the Company’s acquisition shelf registration on Form S-4.

In addition to the aforementioned revolving credit facility, the Company funds its short-term liquidity requirements from cash generated by operations, short-term vendor financing and, to a minor extent, from leasing with institutional leasing companies. The Company believes its principal sources of liquidity, cash flow from operations, revolving credit facility and other traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least December 2005.

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock. During 2004, the Company purchased 140,000 shares of its common stock at a cost of approximately $3.3 million pursuant to this authorization. The Company has historically repurchased its stock at times when it felt that its stock price was undervalued in relation to its peer group. During 2003, the Company did not repurchase any shares of its stock. During the year 2002, the Company repurchased 151,800 shares at a cost of $2.0 million. The Company also received $5.4 million during 2004 from the exercise of stock options by employees.

Contractual Cash Obligations – The table below summarizes the Company’s contractual cash obligations as of December 31, 2004:

	Payments Due
	Total	2005	2006	2007	2008	2009	Thereafter
	(In Thousands)
Long-term debt	$143,754	$–	$–	$–	$–	$50,551	$93,203
Capital lease obligations	4	4	–	–	–	–	–
Operating leases	13,654	5,342	3,848	2,418	1,639	407	–
Purchase obligations	23,625	1,875	1,875	1,875	1,875	1,875	14,250
Maritech decommissioning liabilities(1)	39,099	2,532	707	8,241	4,488	5,944	17,187
Total contractual cash obligations	$220,136	$9,753	$6,430	$12,534	$8,002	$58,777	$124,640

(1) Decommissioning liabilities related to oil and gas properties generally must be satisfied within twelve months after the property’s lease expires. Lease expiration occurs six months after the last producing well on the lease ceases production. The Company has estimated the timing of these payments based upon anticipated lease expiration dates, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the estimated fair values as of December 31, 2004.

Off Balance Sheet Arrangements – An “off balance sheet arrangement” is defined as any contractual arrangement to which an entity that is not consolidated with the Company is a party, under which the Company has, or in the future may have:

• Any obligation under a guarantee contract that requires initial recognition and measurement under U.S. Generally Accepted Accounting Principles;

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

As of December 31, 2004 and 2003, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

In the normal course of its Fluids Division operations, the Company enters into agreements with certain manufacturers of various raw materials and finished products. Some of these agreements require the Company to make minimum levels of purchases over the term of the agreement. Other agreements require the Company to purchase the entire output of the raw material or finished product produced by the manufacturer. The Company’s purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. The Company recognizes a liability for the purchase of such products at the time they are received by the Company.

Related to its acquired interests in oil and gas properties, Maritech estimates the third party fair market values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms and clear the sites, and uses these estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2004, Maritech’s decommissioning liabilities are net of approximately $57.6 million for such future reimbursements from these previous owners.

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third-party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third-party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in Other Liabilities in the accompanying consolidated balance sheets at December 31, 2004 and 2003. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Recently Issued Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), Share-Based Payment (SFAS No. 123R), which is a revision of SFAS No. 123. The revised statement is effective at the beginning of the first interim period beginning after June 15, 2005. SFAS No. 123R must be applied to new awards and previously granted awards that are not fully vested on the effective date. The Company currently accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share contained in Note B – Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flow in periods after adoption. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $2.5 million, $1.5 million and $2.3 million in 2004, 2003 and 2002, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Any balances outstanding under the Company’s floating rate portion of its bank credit facility are subject to market risk exposure related to changes in applicable interest rates. The Company borrowed funds during the third quarter of 2004, pursuant to the bank credit facility, to fund certain acquisitions. These instruments carry interest at an agreed-upon percentage rate spread above LIBOR. Based on the balances of floating rate debt outstanding as of December 31, 2004, each increase of 100 basis points in the LIBOR rate would result in a decrease in earnings of approximately $346,000.

The following table sets forth, as of December 31, 2004 and 2003, the Company’s principal cash flows for its long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rates by their expected maturity dates. The Company currently is not a party to an interest rate swap contract or other derivative instrument designed to hedge the Company’s exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Market Value
	(In Thousands, Except Percentages)
As of December 31, 2004
Long-term debt:
U.S. dollar variable rate	$–	$–	$–	$–	$41,000	$–	$41,000	$41,000
Euro variable rate (in $US)	–	–	–	–	9,551	–	9,551	9,551
Weighted average interest rate	–	–	–	–	3.936%	–	3.936%	–
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–

	Expected Maturity Date							Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Market Value
(In Thousands, except Percentages)

As of December 31, 2003
Long-term debt:
U.S. dollar variable rate	$–	$–	$–	$–	$–	$–	$–	$–
Euro variable rate (in $US)	–	–	–	–	–	–	–	–
Weighted average interest rate	–	–	–	–	–	–	–	–
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–

Exchange Rate Risk

The Company is exposed to fluctuations between the U.S. dollar and the Euro with regard to its Euro-denominated operating activities and related long-term Euro denominated debt. In September 2004, the Company borrowed Euros to fund the Kemira calcium chloride asset acquisition. The Company entered into long-term Euro-denominated borrowings, as it believes such borrowings provide a natural currency hedge for its Euro-based operating cash flow. The Company also has exposure related to operating receivables and payables denominated in Euros as well as other currencies; however, such transactions are not pursuant to long-term contract terms, and the amount of such foreign currency exposure is not determinable or considered material.

The following table sets forth as of December 31, 2004 and 2003, the Company’s cash flows for its long-term debt obligations which are denominated in Euros. This information is presented in U.S. dollar equivalents. The table presents principal cash flows and related weighted average interest rates by their expected maturity dates. As described above, the Company utilizes the long-term borrowings detailed in the following table as a hedge to its investment in its acquired foreign operations and currently is not a party to a foreign currency swap contract or other derivative instrument designed to further hedge the Company’s currency exchange rate risk exposure. The Company’s exchange rate risk exposure related to these borrowings will generally be offset by the offsetting fluctuations in the value of its foreign investment.

	Expected Maturity Date							Fair
	2005	2006	2007	2008	2009	Thereafter	Total	Market Value
	(In Thousands, Except Percentages)
As of December 31, 2004
Long-term debt:
Euro variable rate (in $US)	$–	$–	$–	$–	$9,551	$–	$9,551	$9,551
Euro fixed rate (in $US)	–	–	–	–	–	38,203	38,203	38,203
Weighted average interest rate	–	–	–	–	3.680%	4.790%	4.568%	–
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–

	Expected Maturity Date							Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Market Value
(In Thousands, except Percentages)

As of December 31, 2003
Long-term debt:
Euro variable rate (in $US)	$–	$–	$–	$–	$–	$–	$–	$–
Euro fixed rate (in $US)	–	–	–	–	–	–	–	–
Weighted average interest rate	–	–	–	–	–	–	–	–
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–

Commodity Price Risk

The Company has market risk exposure in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and price volatility is expected to continue. The Company’s risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a portion of its oil and gas production. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged. Net of the impact of the crude oil hedges described below, each $1 per barrel decrease in future crude oil prices would result in a decrease in earnings of $111,000. Each decrease in future gas prices of $0.10 per Mcf would result in a decrease in earnings of $229,000.

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As of December 31, 2004 and 2003, the Company had the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

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

Each oil and gas swap contract uses WTI NYMEX and NYMEX Henry Hub as the referenced commodity, respectively. The market value of the Company’s oil swap at December 31, 2004 was $60,000, which is reflected as a current liability. A $1 increase in the future price of oil would result in the market value of the combined oil derivative liability increasing by $183,000.

The market value of the Company’s oil swaps at December 31, 2003 was $546,000, which was reflected as a current liability. A $1 increase in the future price of oil would have resulted in the market value of the derivative liability increasing by $331,000. The market value of the Company’s natural gas swap at December 31, 2003, was $704,000, which was reflected as a current liability. A $0.10 per MMbtu increase in the future price of natural gas would have resulted in the market value of the derivative liability increasing by $36,000.

In March 2005, the Company entered into a natural gas collar contract covering approximately 180,000 MMbtu per month from April 1, 2005 through December 31, 2005. The collar contract consists of a fixed price floor option of $5.975 per MMbtu and a fixed price cap option of $8.735 per MMbtu.

Item 8. Financial Statements and Supplementary Data.

The financial statements and supplementary data of the Company and its subsidiaries required to be included in this Item 8 are set forth in Item 15 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There is no disclosure required by Item 304 of Regulation S-K in this report.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Control – Integrated Framework issued by the COSO, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

As permitted by guidance provided by the staff of the Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2004 has excluded Compressco, Inc. and the European calcium chloride assets acquired from Kemira Oyj. These operations were acquired in purchase business combinations during 2004. Compressco, Inc. and the Kemira calcium chloride assets represent $120.1 million and $60.6 million of total assets, respectively, as of December 31, 2004, $115.0 million and $50.4 million of net assets, respectively, as of December 31, 2004, $18.6 million and $11.9 million of revenues, respectively, for the year then ended, and $4.0 million and $0.5 million of net income, respectively, for the year then ended.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item as to the directors and executive officers of the Company is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Information about Continuing Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Board Meetings and Committees” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 as amended (the Exchange Act) within 120 days of the end of the Company’s fiscal year on December 31, 2004.

Item 11. Executive Compensation.

The information required by this Item as to the management of the Company is hereby incorporated by reference from the information appearing under the captions “Director Compensation” and “Executive Compensation” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year on December 31, 2004. Notwithstanding the foregoing, in accordance with the instructions to Item 402 of Regulation S-K, the information contained in the Company’s proxy statement under the subheading “Management and Compensation Committee Report” and “Performance Graph” shall not be deemed to be filed as part of or incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item as to the ownership by management and others of securities of the Company is hereby incorporated by reference from the information appearing under the captions “Beneficial Stock Ownership of Certain Stockholders and Management” and “Equity Compensation Plan Information” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year on December 31, 2004.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item as to certain business relationships and transactions with management and other related parties of the Company is hereby incorporated by reference to such information appearing under the captions “Management and Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year on December 31, 2004.

Item 14. Principal Accountant Fees and Services.

The information required by this Item as to principal accountant fees and services for the Company is hereby incorporated by reference to such information appearing under the caption “Fees Paid to Principal Accounting Firm” in the Company’s definitive proxy statement, which involves the election of directors and is to be filed with the SEC pursuant to the Exchange Act within 120 days of the end of the Company’s fiscal year on December 31, 2004.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report
1. Financial Statements of the Company
Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2004 and 2003	F-4
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002	F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2004, 2003 and 2002	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	F-8
Notes to Consolidated Financial Statements	F-9

2. Financial Statement Schedule
Schedule	Description	Page
II	Valuation and Qualifying Accounts	S-1

All other schedules are omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

3. List of Exhibits
2.1

Agreement and Plan of Merger dated June 22, 2004 by and among TETRA Technologies, Inc., TETRA Acquisition Sub, Inc. and Compressco, Inc. (filed as an exhibit to the Company's Form 8-K filed on July 26, 2004 and incorporated herein by reference).

3.1(i)	Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1(33-33586) and incorporated herein by reference).
3.1(ii)	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference).
3.1(iii)

Certificate of Designation of Series One Junior Participating Preferred Stock of the Company dated October 27, 1998 (filed as an exhibit to the Company's Registration Statement on Form 8-A filed on October 27, 1998 (the 1998 Form 8-A" and incorporated herein by reference).

3.2	Bylaws, as amended (filed as an exhibit to the Company's Registration Statement on Form S-1 (33-33586) and incorporated herein by reference).
4.1

Rights Agreement dated October 26, 1998 between the Company and Computershare Investor Services LLC (as successor to Harris Trust & Savings Bank), as Rights Agent (filed as an exhibit to the 1998 Form 8-A and incorporated herein by reference).

4.2

Master Note Purchase Agreement, dated September 27, 2004 by and among TETRA Technologies, Inc. and Jackson National Life Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Allstate Life Insurance Company, Teachers Insurance and Annuity Association of America, Pacific Life Insurance Company, the Prudential Assurance Company Limited (PAC), and Panther CDO II, B.V. (filed as an exhibit to the Company's Form 8-K filed on September 30, 2004 and incorporated herein by reference).

4.3	Form of 5.07% Senior Notes, Series 2004-A, due September 30, 2011 (filed as an exhibit to the Company's Form 8-K filed on September 30, 2004 and incorporated herein by reference).
4.4	Form of 4.79% Senior Notes, Series 2004-B, due September 30, 2011 (filed as an exhibit to the Company's Form 8-K filed on September 30, 2004 and incorporated herein by reference).
4.5

Subsidiary Guaranty dated September 27, 2004, executed by TETRA Applied Holding Company, TETRA International Incorporated, TETRA Micronutrients, Inc., Seajay Industries, Inc., TETRA Investment Holding Co., Inc., TETRA Financial Services, Inc., Compressco, Inc., Providence Natural Gas, Inc., TETRA Applied LP, LLC, TETRA Applied GP, LLC, TETRA Production Testing GP, LLC, TPS Holding Company, LLC, T Production Testing, LLC, TETRA Real Estate, LLC, TETRA Real Estate, LP, COmpressco Testing, L.L.C., Compressco Field Services, Inc., TETRA Production Testing Services, L.P., and TETRA Applied Technologies, L.P., for the benefit of the holders of the Notes (filed as an exhibit to the Company's Form 8-K filed on September 30, 2004 and incorporated herein by reference).

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

10.3***	1990 Stock Option Plan, as amended through January 5, 2001 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4***	Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.5***	1998 Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.6***	1996 Stock Option Plan for Nonexecutive Employees and Consultants (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-61988) and incorporated herein by reference).
10.7***	Letter of Agreement with Gary C. Hanna, dated March, 2002 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.8***	1998 Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.9

Credit Agreement dated as of September 7, 2004, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, Bank of America, National Association, as Administrative Agent, Bank One, NA and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, attaching the guaranty dated as of September 7, 2004, by the borrowers, as guarantors, to the Administrative Agent for the benefit of the lenders under the Credit Agreement (filed as an exhibit to the Company's Form 8-K filed on September 8, 2004 and incorporated herein by reference).

10.10***	Agreement between TETRA Technologies, Inc. and Geoffrey M. Hertel dated February 26, 1993 (filed as an exhibit to the Company's Form 8-K filed on January 7, 2005 and incorporated herein by reference).

10.11***	Form of Incentive Stock Option Agreement, dated as of December 28, 2004 (filed as an exhibit to the Company's Form 8-K filed on January 7, 2005 and incorporated herein by reference).
10.12+***	Summary Description of the Compensation of Non-Employee Directors of TETRA Technologies, Inc.
10.13+***	Summary Description of Named Executive Officer Compensation.
21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
23.2+	Consent of Ryder Scott Company, L.P.
31.1+	Certification Pursuant to Rule 13(a) -14(a) or 15(d) -14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a) -14(a) or 15(d) -14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Filed with this report.

** Furnished with this report.

*** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date: March 16, 2005

By: /s/Geoffrey M. Hertel

Geoffrey M. Hertel, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ J. Taft Symonds	Chairman of	March 10, 2005
J. Taft Symonds	the Board of Directors

/s/ Geoffrey M. Hertel	President and Director	March 10, 2005
Geoffrey M. Hertel	(Principal Executive Officer)

/s/ Joseph M. Abell	Senior Vice President	March 10, 2005
Joseph M. Abell	(Principal Financial Officer)

/s/ Ben C. Chambers	Vice President - Accounting	March 10, 2005
Ben C. Chambers	(Principal Accounting Officer)

/s/ Bruce A. Cobb	Vice President - Finance	March 10, 2005
Bruce A. Cobb	(Treasurer)

/s/ Hoyt Ammidon, Jr.	Director	March 10, 2005
Hoyt Ammidon, Jr.

/s/ Paul D. Coombs	Executive Vice President and Director	March 10, 2005
Paul D. Coombs	(Chief Operating Officer)

/s/ Ralph S. Cunningham	Director	March 10, 2005
Ralph S. Cunningham

/s/ Tom H. Delimitros	Director	March 10, 2005
Tom H. Delimitros

/s/ Allen T. McInnes	Director	March 10, 2005
Allen T. McInnes

/s/ Kenneth P. Mitchell	Director	March 10, 2005
Kenneth P. Mitchell

/s/ K. E. White, Jr.	Director	March 10, 2005
K. E. White, Jr.

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1

Agreement and Plan of Merger dated June 22, 2004 by and among TETRA Technologies, Inc., TETRA Acquisition Sub, Inc. and Compressco, Inc. (filed as an exhibit to the Company's Form 8-K filed on July 26, 2004 and incorporated herein by reference).

3.1(i)	Restated Certificate of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-1(33-33586) and incorporated herein by reference).
3.1(ii)	Certificate of Amendment to Restated Certificate of Incorporation (filed as an exhibit to the Company's Annual Report on Form 10-K filed on March 15, 2004 and incorporated herein by reference).
3.1(iii)

Certificate of Designation of Series One Junior Participating Preferred Stock of the Company dated October 27, 1998 (filed as an exhibit to the Company's Registration Statement on Form 8-A filed on October 27, 1998 (the 1998 Form 8-A) and incorporated herein by reference).

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

4.2

Master Note Purchase Agreement, dated September 27, 2004 by and among TETRA Technologies, Inc. and Jackson National Life Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Allstate Life Insurance Company, Teachers Insurance and Annuity Association of America, Pacific Life Insurance Company, the Prudential Assurance Company Limited (PAC), and Panther CDO II, B.V. (filed as an exhibit to the Company's Form 8-K filed on September 30, 2004 and incorporated herein by reference).

4.3	Form of 5.07% Senior Notes, Series 2004-A, due September 30, 2011 (filed as an exhibit to the Company's Form 8-K filed on September 30, 2004 and incorporated herein by reference).
4.4	Form of 4.79% Senior Notes, Series 2004-B, due September 30, 2011 (filed as an exhibit to the Company's Form 8-K filed on September 30, 2004 and incorporated herein by reference).
4.5

Subsidiary Guaranty dated September 27, 2004, executed by TETRA Applied Holding Company, TETRA International Incorporated, TETRA Micronutrients, Inc., Seajay Industries, Inc., TETRA Investment Holding Co., Inc., TETRA Financial Services, Inc., Compressco, Inc., Providence Natural Gas, Inc., TETRA Applied LP, LLC, TETRA Applied GP, LLC, TETRA Production Testing GP, LLC, TPS Holding Company, LLC, T Production Testing, LLC, TETRA Real Estate, LLC, TETRA Real Estate, LP, COmpressco Testing, L.L.C., Compressco Field Services, Inc., TETRA Production Testing Services, L.P., and TETRA Applied Technologies, L.P., for the benefit of the holders of the Notes (filed as an exhibit to the Company's Form 8-K filed on September 30, 2004 and incorporated herein by reference).

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

10.3***	1990 Stock option Plan, as amended through January 5, 2001 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.4***	Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

10.5***	1998 Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.6***	1996 Stock Option Plan for Nonexecutive Employees and Consultants (filed as an exhibit to the Company's Registration Statement on Form S-8 (333-61988) and incorporated herein by reference).
10.7***	Letter of Agreement with Gary C. Hanna, dated March, 2002 (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2001 and incorporated herein by reference).
10.8***	1998 Director Stock Option Plan (filed as an exhibit to the Company's Form 10-K for the year ended December 31, 2002, and incorporated herein by reference).
10.9

Credit Agreement dated as of September 7, 2004, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, Bank of America, National Association, as Administrative Agent, Bank One, NA and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, attaching the guaranty dated as of September 7, 2004, by the borrowers, as guarantors, to the Administrative Agent for the benefit of the lenders under the Credit Agreement (filed as an exhibit to the Company's Form 8-K filed on September 8, 2004 and incorporated herein by reference).

10.10***	Agreement between TETRA Technologies, Inc. and Geoffrey M. Hertel dated February 26, 1993 (filed as an exhibit to the Company's Form 8-K filed on January 7, 2005 and incorporated herein by reference).
10.11***	Form of Incentive Stock Option Agreement, dated as of December 28, 2004 (filed as an exhibit to the Company's Form 8-K filed on January 7, 2005 and incorporated herein by reference).
10.12+***	Summary Description of the Compensation of Non-Employee Directors of TETRA Technologies, Inc.
10.13+***	Summary Description of Named Executive Officer Compensation.
21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
23.2+	Consent of Ryder Scott Company, L.P.
31.1+	Certification Pursuant to Rule 13(a) -14(a) or 15(d) -14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a) -14(a) or 15(d) -14(a) of the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Filed with this report.

** Furnished with this report.

*** Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

TETRA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of TETRA Technologies, Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TETRA Technologies, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

TETRA Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TETRA Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TETRA Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Compressco, Inc. and the European calcium chloride assets acquired from Kemira Oyj, which are included in the 2004 consolidated financial statements of TETRA Technologies, Inc. and constituted $120.1 million and $60.6 million of total assets, respectively, as of December 31, 2004, $115.0 million and $50.4 million of net assets, respectively, as of December 31, 2004, $18.6 million and $11.9 million of revenues, respectively, for the year then ended, and $4.0 million and $0.5 million of net income, respectively, for the year then ended. These operations were acquired in purchase business combinations during 2004. Our audit of internal control over financial reporting of TETRA Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of Compressco, Inc. and the European calcium chloride assets acquired from Kemira Oyj.

In our opinion, management’s assessment that TETRA Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TETRA Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of TETRA Technologies, Inc., and our report dated March 11, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

Houston, Texas

March 11, 2005

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$5,561	$16,677
Restricted cash	542	248
Trade accounts receivable, net of allowances for doubtful accounts of $484 in 2004 and $1,323 in 2003	86,544	70,769
Inventories	54,104	35,116
Deferred tax assets	1,816	4,123
Assets of discontinued operations	395	1,800
Prepaid expenses and other current assets	8,934	8,068
Total current assets	157,896	136,801

Property, plant and equipment:
Land and building	17,003	14,637
Machinery and equipment	219,625	157,521
Automobiles and trucks	15,466	12,814
Chemical plants	48,961	37,108
Oil and gas producing assets	58,868	39,886
Construction in progress	8,785	822
	368,708	262,788
Less accumulated depreciation and depletion	(145,688)	(118,690)
Net property, plant and equipment	223,020	144,098

Other assets:
Cost in excess of net assets acquired, net of accumulated amortization of $2,494 in 2004 and $2,494 in 2003	107,643	18,326
Patents, trademarks and other intangible assets, net of accumulated amortization of $7,152 in 2004 and $5,975 in 2003	7,952	5,686
Other assets	12,477	4,688
Total other assets	128,072	28,700
	$508,988	$309,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	December 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$34,006	$18,316
Accrued liabilities	26,648	25,142
Liabilities of discontinued operations	186	1,223
Current portion of long-term debt and capital lease obligations	4	8
Total current liabilities	60,844	44,689

Long-term debt, less current portion	143,754	–
Capital lease obligation, less current portion	–	4
Deferred income taxes	25,971	21,614
Decommissioning liabilities	36,567	27,936
Other liabilities	5,671	4,587
Total long-term and other liabilities	211,963	54,141

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 23,243,676 shares issued at December 31, 2004 and 22,743,530 shares issued at December 31, 2003	232	227
Additional paid-in capital	105,916	98,256
Treasury stock, at cost; 729,554 shares held at December 31, 2004, and 635,332 shares held at December 31, 2003	(10,279)	(7,153)
Accumulated other comprehensive income	2,140	(1,034)
Retained earnings	138,172	120,473
Total stockholders' equity	236,181	210,769
	$508,988	$309,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Product sales	$187,090	$144,011	$117,235
Services and rentals	166,096	174,658	121,183
Total revenues	353,186	318,669	238,418

Cost of revenues:
Cost of product sales	147,268	110,361	88,087
Cost of services and rentals	124,549	134,512	96,328
Total cost of revenues	271,817	244,873	184,415
Gross profit	81,369	73,796	54,003

General and administrative expense	53,799	44,718	36,912
Operating income	27,570	29,078	17,091

Interest expense, net	1,676	312	2,644
Other income	465	565	95
Income before taxes, discontinued operations and cumulative effect of change in accounting principle	26,359	29,331	14,542
Provision for income taxes	8,303	9,931	5,127
Income before discontinued operations and cumulative effect of change in accounting principle	18,056	19,400	9,415

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(357)	112	(516)
Net gain on disposal of discontinued operations, net of taxes	–	3,616	–
Income (loss) from discontinued operations	(357)	3,728	(516)

Net income before cumulative effect of accounting change	17,699	23,128	8,899
Cumulative effect of change in accounting principle, net of taxes	–	(1,464)	–

Net income	$17,699	$21,664	$8,899

Basic net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.81	$0.89	$0.44
Income (loss) from discontinued operations	(0.02)	0.00	(0.02)
Net gain on disposal of discontinued operations	–	0.17	–
Cumulative effect of change in accounting principle	–	(0.07)	–
Net income	$0.79	$0.99	$0.42
Average shares outstanding	22,371	21,850	21,342

Diluted net income per common share:
Income before discontinued operations and cumulative effect of change in accounting principle	$0.76	$0.84	$0.42
Income (loss) from discontinued operations	(0.01)	0.00	(0.02)
Net gain on disposal of discontinued operations	–	0.16	–
Cumulative effect of change in accounting principle	–	(0.06)	–
Net income	$0.75	$0.94	$0.40
Average diluted shares outstanding	23,733	23,005	22,343

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Information)

							Accumulated Other Comprehensive Income
	Outstanding Common Shares	Treasury Shares Held	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Derivative Instruments	Currency Translation	Total Stockholders' Equity

Balance at December 31, 2001	20,869,083	483,600	$213	$84,841	$(4,986)	$89,910	$(1,270)	$(1,058)	$167,650

Net income for 2002						8,899			8,899
Translation adjustment, net of taxes of $209								998	998
Net change in derivative fair value, net of taxes of $77							(134)		(134)
Reclassification of derivative fair value into earnings, net of taxes of $762							1,270		1,270
Comprehensive income									11,033
Exercise of common stock options	833,576	21,126	9	5,445	(286)				5,168
Purchase of treasury stock	(151,800)	151,800			(2,041)				(2,041)
Tax benefit upon exercise of certain nonqualified and incentive options				2,342					2,342
Balance at December 31, 2002	21,550,859	656,526	$222	$92,628	$(7,313)	$98,809	$(134)	$(60)	$184,152

Net income for 2003						21,664			21,664
Translation adjustment, net of taxes of $64								(176)	(176)
Net change in derivative fair value, net of taxes of $796							(1,409)		(1,409)
Reclassification of derivative fair value into earnings, net of taxes of $420							745		745
Comprehensive income									20,824
Exercise of common stock options	557,339	(21,194)	5	4,085	160				4,250
Purchase of treasury stock									–
Tax benefit upon exercise of certain nonqualified and incentive options				1,543					1,543
Balance at December 31, 2003	22,108,198	635,332	$227	$98,256	$(7,153)	$120,473	$(798)	$(236)	$210,769

Net income for 2004						17,699			17,699
Translation adjustment, net of taxes of $1,556								2,415	2,415
Net change in derivative fair value, net of taxes of $932							(1,640)		(1,640)
Reclassification of derivative fair value into earnings, net of taxes of $1,371							2,399		2,399
Comprehensive income									20,873
Exercise of common stock options	545,924	(45,778)	5	5,170	196				5,371
Purchase of treasury stock	(140,000)	140,000			(3,322)				(3,322)
Tax benefit upon exercise of certain nonqualified and incentive options				2,490					2,490
Balance at December 31, 2004	22,514,122	729,554	$232	$105,916	$(10,279)	$138,172	$(39)	$2,179	$236,181

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net income	$17,699	$21,664	$8,899
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	32,551	29,408	20,528
Loss on relinquishment of property	–	1,745	–
Provision for deferred income taxes	5,863	(3,132)	4,869
Provision for doubtful accounts	(257)	170	758
(Gain) loss on sale of property, plant and equipment	(492)	(756)	229
Cost of compressor units sold	2,659	–	–
Net gain on disposal of discontinued operations, net of tax	–	(3,616)	–
Other non-cash charges and credits	(401)	(582)	(164)
Equity in loss of unconsolidated subsidiary	44	–	–
Cumulative effect of accounting change	–	1,464	–
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(7,687)	(14,872)	12,848
Inventories	(6,561)	1,586	725
Prepaid expenses and other current assets	(430)	(1,104)	(2,121)
Trade accounts payable and accrued expenses	18,179	4,461	(22,650)
Decommissioning liabilities	(4,600)	(579)	(799)
Discontinued operations – non-cash charges and working capital changes	368	754	1,564
Other	(491)	(189)	(378)
Net cash provided by operating activities	56,444	36,422	24,308

Investing activities:
Purchases of property, plant and equipment	(55,095)	(11,361)	(18,355)
Business combinations, net of cash acquired	(153,659)	–	(11,962)
Change in restricted cash	(294)	1,505	(27)
Other investing activities	350	908	(4,360)
Proceeds from sale of subsidiary	–	17,952	–
Proceeds from sale of property, plant and equipment	401	2,230	3,098
Investing activities of discontinued operations	–	(169)	(1,789)
Net cash provided by (used in) investing activities	(208,297)	11,065	(33,395)

Financing activities:
Proceeds from long-term debt and capital lease obligations	274,023	6,855	30,500
Principal payments on long-term debt and capital lease obligations	(135,890)	(44,289)	(34,955)
Repurchase of common stock	(3,322)	–	(2,041)
Proceeds from sale of common stock and exercised stock options	5,371	4,250	5,157
Net cash provided by (used in) financing activities	140,182	(33,184)	(1,339)
Effect of exchange rate changes on cash	555	–	–

Increase (decrease) in cash and cash equivalents	(11,116)	14,303	(10,426)
Cash and cash equivalents at beginning of period	16,677	2,374	12,800
Cash and cash equivalents at end of period	$5,561	$16,677	$2,374

Supplemental cash flow information:
Interest paid	$747	$1,179	$2,949
Taxes paid	1,525	11,962	95

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$10,396	$9,992	$10,863

See Notes to Consolidated Financial Statements

TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004

NOTE A — ORGANIZATION AND OPERATIONS OF THE COMPANY

TETRA Technologies, Inc. and its subsidiaries (the Company) is an oil and gas services company with an integrated calcium chloride and brominated products manufacturing operation that supplies feedstocks to energy markets, as well as other markets. TETRA Technologies, Inc. was incorporated in Delaware in 1981. The Company is comprised of three divisions – Fluids, Well Abandonment & Decommissioning (WA&D), and Production Enhancement.

The Company’s Fluids Division manufactures and markets clear brine fluids, additives and other associated products and services to the oil and gas industry for use in well drilling, completion and workover operations both domestically and in certain regions of Europe, Asia, Latin America and Africa. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of domestic and international markets outside the energy industry.

The Company’s WA&D Division provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment. The Division services the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico. The Division is also an oil and gas producer from wells acquired in its well abandonment and decommissioning business and provides electric wireline, engineering, workover, and drilling services.

The Company’s Production Enhancement Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, the offshore Gulf of Mexico and certain Latin American markets. In addition, it is engaged in the design, fabrication, sale, lease and service of compression equipment primarily used to enhance mature, low pressure natural gas wells located principally in the mid-continent, Rocky Mountain, Texas and Louisiana regions of the United States as well as in western Canada. The Division also provides the technology and services required for the separation and recycling of oily residuals generated from petroleum refining operations.

NOTE B — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in unconsolidated joint ventures in which the Company participates are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Included within cash and temporary investments at December 31, 2003 are certain investments in marketable debt securities. The cost of such marketable debt securities as of December 31, 2003 totaled $14.0 million, with cost approximating fair value. The Company determines the appropriate classification of such debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as available for sale. The Company purchased $16.2 million and $14.0 million of marketable debt securities during 2004 and 2003, respectively and during 2004, the Company sold all $30.2 million of marketable debt securities. The Company reflected no unrealized net holding gains or losses at December 31, 2004 or 2003. During 2004, 2003 and 2002, the Company held no securities which were classified as held to maturity or trading.

The Company’s risk management activities currently involve the use of derivative financial instruments, such as oil and gas swap contracts, to hedge the impact of commodity market price risk exposures related to a portion of its oil and gas production cash flow. Oil and gas swap contracts result in the Company receiving a fixed amount per barrel or MMbtu over the term of the contract. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into revenues to match the offsetting impact of commodity prices on the hedged exposure when it affects revenues. The “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately.

The Company is exposed to fluctuations between the U.S. dollar and the Euro, as well as other foreign currencies, with regard to its foreign operations. In addition, the Company entered into Euro-denominated debt, as it believes such debt provides a natural currency hedge for its net investment in its Euro-based operating activities. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation.

As a result of its outstanding balance under a variable rate bank credit facility, the Company faces market risk exposure related to changes in applicable interest rates. The Company has previously reduced the cash flow volatility of its variable rate debt through the utilization of interest rate swap contracts which provided for the Company to pay a fixed rate of interest and receive a variable rate of interest over the term of the contracts. As of December 31, 2004 and 2003, the Company had no interest rate swap contracts outstanding, but has instead entered into fixed interest rate notes which are scheduled to mature in 2011.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when the Company believes that collection of specific amounts owed to it is not probable.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

Property, Plant and Equipment

Property, plant and equipment are stated at the cost of assets acquired. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance are charged to operations as incurred. For financial reporting purposes, the Company generally provides for depreciation using the straight-line method over the estimated useful lives of assets which are as follows:

Buildings	15 – 25 years
Machinery and equipment	3 – 15 years
Automobiles and trucks	4 years
Chemical plants	15 years

Certain machinery, equipment and properties are depreciated or depleted based on operating hours or units of production, subject to a minimum amount, because depreciation and depletion occur primarily through use rather than through elapsed time. Depreciation and depletion expense for the years ended December 31, 2004, 2003 and 2002 was $29.6 million, $28.7 million and $19.7 million, respectively.

Interest capitalized for the years ended December 31, 2004, 2003 and 2002 was $0.1 million, $0.1 million and $0.2 million, respectively.

Oil and Gas Properties

The Company’s Maritech Resources, Inc. (Maritech) subsidiary purchases oil and gas properties and assumes the related well abandonment and decommissioning liabilities (referred to as decommissioning liabilities). Maritech also conducts oil and gas exploitation and production activities on the acquired properties. The Company follows the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, the costs of successful exploratory wells and leases are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Other costs such as geological and geophysical costs, drilling costs of unsuccessful exploratory wells, and all internal costs are expensed. Maritech’s property purchases are recorded at the fair value of the Company’s working interest share of decommissioning liabilities assumed (plus or minus any cash or other consideration paid or received at the time of closing the transaction). Many of the transactions have been structured so that the estimated fair value of the oil and gas reserves acquired and recorded approximately equals the amount of its working interest ownership of the decommissioning liabilities recorded, net of any cash received or paid. All capitalized costs are accumulated and recorded separately for each field and allocated to leasehold costs and well costs. Leasehold costs are depleted on a unit of production basis based on the estimated remaining equivalent proved oil and gas reserves of each field. Well costs are depleted on a unit of production basis based on the estimated remaining equivalent proved developed oil and gas reserves of each field. Oil and gas producing assets were depleted at an average rate of $1.26, $1.23 and $0.91 per Mcf equivalent for the years ended December 31, 2004, 2003 and 2002, respectively. Properties are assessed for impairment in value, with any impairment charged to expense, whenever indicators become evident.

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

In September 2004, Maritech suffered storm damage to one of its offshore production platforms. Maritech is currently in the process of evaluating the extent of the damage, which is covered by insurance.

Gas Balancing

As part of its acquisitions of producing properties, Maritech has acquired gas balancing receivables and payables related to certain properties. Maritech allocates value for any acquired gas balancing positions using estimated amounts expected to be received or paid in the future. Amounts related to under-produced volume positions acquired are reflected in accounts receivable and amounts related to overproduced volume positions acquired are included in accrued liabilities. At December 31, 2004 and 2003, the Company reflected a gas balancing receivable of $2.0 million and $1.5 million, respectively, in accounts receivable and a gas balancing payable of $1.6 million and $1.8 million, respectively, in accrued liabilities. Maritech accounts for gas sales revenue from such properties based on its entitled share of total monthly production, with any monthly over- or under-production taken as an adjustment to the gas balancing receivable or payable.

Long-Lived Assets

The determination of impairment on long-lived assets is conducted periodically when indicators of impairment are present. If such indicators were present, the determination of the amount of impairment would be based on the Company’s judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. The oil and gas industry is cyclical and the Company’s estimates of the period over which future cash flows will be generated, as well as the predictability of these cash flows, can have significant impact on the carrying value of these assets and, in periods of prolonged down cycles, may result in impairment charges. The assessment of oil and gas properties for impairment is based on the future estimated cash flows from the Company’s proved, probable and possible reserves. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

Intangible Assets

Patents, trademarks and other intangible assets are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. During 2004, the Company acquired intangible assets of approximately $3.4 million, with estimated useful lives ranging from 3 to 10 years (having a weighted average useful life of 5.78 years), associated with certain acquisitions consummated during the year. Amortization expense of patents, trademarks and other intangible assets was $1.4 million, $0.9 million, and $0.8 million for the twelve months ended December 31, 2004, 2003 and 2002, respectively, and is included in operating income. The estimated future annual amortization expense of patents, trademarks and other intangible assets is $1.7 million for 2005, $1.5 million for 2006, $1.2 million for 2007, $0.7 million for 2008, and $0.7 million for 2009.

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. The Company reviews goodwill for possible impairment at least once annually. For purposes of the impairment test, the reporting units are the Company’s three business segments: Fluids, WA&D and Production Enhancement. The Company has estimated the fair value of each reporting unit based upon the future discounted cash flows of the businesses to which goodwill relates and has determined that there is no impairment of the goodwill recorded as of December 31, 2004 or December 31, 2003. The Company performs the impairment test on an annual basis or whenever indicators of impairment are present. The changes in the carrying amount of goodwill by reporting unit for the two year period ended December 31, 2004, are as follows:

	Fluids	WA&D	Production Enhancement	Total
	(In Thousands)
Balance as of December 31, 2002	$4,053	$6,764	$7,509	$18,326
Goodwill acquired during the year	–	–	–	–

Balance as of December 31, 2003	4,053	6,764	7,509	18,326
Goodwill acquired during the year	17,160	–	72,157	89,317

Balance as of December 31, 2004	$21,213	$6,764	$79,666	$107,643

Decommissioning Liabilities

Related to its acquired interests in oil and gas properties, Maritech estimates the third party fair values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms and clear the sites, and uses these estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2004 and 2003, Maritech’s decommissioning liabilities are net of approximately $57.6 million and $35.6 million, respectively, of such future reimbursements from these previous owners.

In estimating the decommissioning liabilities, the Company performs detailed estimating procedures, analysis and engineering studies. Whenever practical, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) the Company’s out-of-pocket costs, the difference is reported as income (or loss) in the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities to be recorded, which, in turn, would increase the carrying values of the related properties. In connection with 2004, 2003 and 2002 oil and gas property additions, the Company assumed net decommissioning liabilities estimated at approximately $12.0 million, $11.5 million and $15.0 million, respectively. In association with decommissioning work performed, the Company recorded total reductions to the decommissioning liabilities for the years 2004, 2003 and 2002 of $5.0 million, $3.0 million and $5.8 million, respectively.

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

Revenue Recognition

Revenues are recognized when finished products are shipped or services have been provided to unaffiliated customers and only when collectibility is reasonably assured. Sales terms for the Company’s products are FOB shipping point, with title transferring at the point of shipment. Revenue is recognized at the point of transfer of title. The Company recognizes oil and gas revenues from its interests in producing wells as oil and natural gas is produced and sold from those wells and includes such revenues in product sales revenues. Oil and natural gas sold is not significantly different from the Company’s share of production. With regard to turnkey contracts, revenues are recognized on the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Total project revenue and cost estimates for turnkey contracts are reviewed periodically as work progresses, and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined.

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

Cost of services and rentals includes operating expenses incurred by the Company in delivering its services, including labor, equipment rental, repair and maintenance, transportation, overhead, equipment depreciation, insurance and taxes.

The Company includes in product sales revenues the reimbursements it receives from customers for shipping and handling costs. Shipping and handling costs are included in cost of product sales.

Amounts incurred by the Company for “out-of-pocket” expenses in the delivery of its services are recorded as cost of services and rentals. Reimbursements for “out-of-pocket” expenses incurred by the Company in the delivery of its services are recorded as service revenues.

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

Assuming that the Company had accounted for its stock-based compensation using the alternative fair value method of accounting under FAS No. 123, “Accounting for Stock-Based Compensation,” and amortized the fair value to expense over the options’ vesting periods, net income and earnings per share would have been as follows:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income - as reported	$17,699	$21,664	$8,899
Net income - pro forma	10,643	19,052	6,748

Net income per share - as reported	0.79	0.99	0.42
Net income per share - pro forma	0.48	0.87	0.32

Net income per diluted share - as reported	0.75	0.94	0.40
Net income per diluted share - pro forma	0.45	0.83	0.30

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: expected stock price volatility 45%, expected life of options 4.7 to 6.0 years, risk-free interest rate 3.0% to 6.0% and no expected dividend yield. The weighted average fair value of options granted during 2004, 2003 and 2002, using the Black-Scholes model, was $12.19, $9.02 and $6.03 per share, respectively. The pro forma effect on net income for the years presented is not representative of the pro forma effect on net income in future years because of the potential of accelerated vesting of certain options.

Research and Development

The Company expenses costs of research and development as incurred. Research and development expense for each of the years ended December 31, 2004, 2003 and 2002 was $1.5 million, $1.8 million and $1.7 million, respectively.

Advertising

The Company expenses costs of advertising as incurred. Advertising expense for each of the years ended December 31, 2004, 2003 and 2002 was $0.2 million, $0.1 million and $0.1 million, respectively.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal and foreign tax laws, as well as changes in the Company’s financial condition, could affect these estimates.

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004.” On October 22, 2004, the American Jobs Creation Act of 2004 (the AJCA) was signed into law. The AJCA provides a new deduction for certain qualified domestic production activities. FSP No. 109-1 is effective immediately and clarifies that such deduction should be accounted for as a special deduction, not as a tax rate reduction, under SFAS No. 109, “Accounting for Income Taxes,” no earlier than the year in which the deduction is reported on the tax return. The Company is currently evaluating whether such deduction may be available and its impact on the Company’s consolidated financial statements. The Company anticipates that it will recognize the tax benefit of such deductions, if any, beginning in 2005.

In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” The AJCA provides a one time 85% dividends received deduction for certain foreign earnings that are repatriated under a plan for reinvestment in the United States, provided certain criteria are met. FSP No. 109-2 is effective immediately and provides accounting and disclosure guidance for the repatriation provision. FSP No. 109-2 allows companies additional time to evaluate the effects of the law on its unremitted earnings for the purpose of applying the “indefinite reversal criteria” under Accounting Principles Board Opinion No. 23, “Accounting for Income Taxes — Special Areas,” and requires explanatory disclosures from companies that have not yet completed the evaluation. The Company is currently evaluating the effects of the repatriation provision and their impact on the Company’s consolidated financial statements. The Company does not expect to complete this evaluation before the end of 2005. The range of possible amounts of unremitted earnings that is being considered for repatriation under this provision is between zero and $0.9 million. The range of potential income tax of such repatriation cannot be reasonably estimated at this time.

Income per Common Share

Basic earnings per share excludes any dilutive effects of options. Diluted earnings per share includes the dilutive effect of stock options, which is computed using the treasury stock method during the periods such options were outstanding. A reconciliation of the common shares used in the computations of income per common and common equivalent shares is presented in Note P – Income Per Share.

There were no stock options or other dilutive securities excluded in the computation of diluted earnings per share for the years ended December 31, 2004, 2003 or 2002.

Foreign Currency Translation

The Company has designated the Euro, the British Pound, the Norwegian Kroner and the Brazilian Real as the functional currency for its operations in Finland and Sweden, the United Kingdom, Norway and Brazil, respectively. The U.S. dollar is the designated functional currency for all of the Company's other foreign operations. The cumulative translation effects of translating balance sheet accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of stockholders' equity.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123. The revised statement is effective at the beginning of the first interim period beginning after June 15, 2005. SFAS No. 123R must be applied to new awards and previously granted awards that are not fully vested on the effective date. The Company currently accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the above disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $2.5 million, $1.5 million and $2.3 million in 2004, 2003 and 2002, respectively.

NOTE C — DISCONTINUED OPERATIONS

In September 2003, the Company sold its wholly owned subsidiary, Damp Rid, Inc. (Damp Rid), for total cash proceeds of approximately $19.4 million. Damp Rid markets calcium chloride based desiccant products to retailers. Damp Rid was no longer considered to be a strategic part of the Company’s core businesses. During the third quarter of 2003, the Company reflected a gain on the sale of Damp Rid of approximately $4.9 million, net of tax, for the difference between the sales proceeds and the net carrying value of the subsidiary. The calculation of this gain included $6.1 million of goodwill, net of accumulated amortization, related to the Damp Rid subsidiary. Damp Rid was previously reflected as a component of the Company’s Production Enhancement Division.

During the third quarter of 2003, the Company also made the decision to dispose of its Norwegian process services operations, and began selling the associated facility assets. The Company determined that the Norwegian process services operation’s long-term model did not fit its core business strategy. The Company estimates the fair value of the facility assets based on negotiations to sell the facility and, during the third quarter of 2003, reflected an impairment of approximately $1.3 million, net of tax, on the assets related to its plans to dispose of the operation. The Norwegian process services operation was previously reflected as a component of the Company’s Production Enhancement Division.

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

The Company has accounted for its Damp Rid, Norwegian process services and micronutrients businesses as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the past three years is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Revenues
Damp Rid	$–	$9,682	$10,759
Norwegian process services	70	2,256	1,165
Micronutrients	–	–	424
	70	11,938	12,348
Income (loss), net of taxes
Damp Rid, net of taxes of $0, $840 and $600, respectively	–	1,390	974
Norwegian process services, net of taxes of $(192), $(688) and $(800), respectively	(357)	(1,278)	(1,490)
Micronutrients	–	–	–
	(357)	112	(516)
Gain (loss) from disposal
Damp Rid, net of taxes of $2,418	–	4,909	–
Norwegian process services, net of taxes of $(696)	–	(1,293)	–
Micronutrients	–	–	–
	–	3,616	–
Total income (loss) from discontinued operations, net of tax
Damp Rid	–	6,299	974
Norwegian process services	(357)	(2,571)	(1,490)
Micronutrients	–	–	–
	$(357)	$3,728	$(516)

Assets and liabilities of discontinued operations related to the Norwegian process services operations consist of the following at the years ended December 31, 2004 and 2003:

	December 31,
	2004	2003
	(In Thousands)
Cash	$–	$–
Accounts receivable, net	–	585
Inventory	–	–
Property, plant and equipment, net	395	1,215
Goodwill, net	–	–
Other assets	–	–
Total assets	395	1,800

Current liabilities	186	1,223
Other liabilities	–	–
Total liabilities	$186	$1,223

NOTE D — ACQUISITIONS

In April 2004, the Company purchased certain equipment assets of a well abandonment company located in west Texas for cash. The asset acquisition has been incorporated into the WA&D Division’s onshore well abandonment operations. In June 2004, the Company acquired certain assets of a Venezuelan production testing company for cash, plus additional contingent cash consideration not to exceed $0.5 million. The asset acquisition expands and enhances the existing Venezuelan production testing operations of the Production Enhancement Division. The above operations were acquired for total cash consideration of approximately $3.6 million.

In May 2004, the Company’s wholly owned subsidiary, Maritech, acquired oil and gas producing properties in the offshore Gulf of Mexico in exchange for the assumption of approximately $16.1 million of associated decommissioning obligations. The previous owner of the properties agreed to pay $12.3 million of the decommissioning obligations when the abandonment and decommissioning work is performed, of which approximately $3.1 million was performed during 2004. The acquired oil and gas producing properties were recorded at a cost of approximately $2.6 million, consisting of the estimated fair value of the net decommissioning liabilities assumed of approximately $3.8 million, less cash and other value received of approximately $1.2 million. In addition, in July 2004, Maritech acquired additional offshore Gulf of Mexico oil and gas producing properties and assumed approximately $1.6 million in decommissioning liabilities. These oil and gas producing properties were recorded at cost equal to the estimated fair value of the decommissioning liabilities assumed. In November 2004, Maritech acquired additional offshore Gulf of Mexico oil and gas producing properties and assumed approximately $22.4 million of associated decommissioning obligations. The previous owner of the properties has agreed to pay $16.3 million of the decommissioning obligations when the abandonment and decommissioning work is performed. The acquired oil and gas producing properties were recorded at a cost of approximately $5.6 million, consisting of the estimated fair value of the decommissioning liabilities assumed of approximately $6.1 million, less cash received of approximately $0.5 million.

In July 2004, the Company completed the acquisition of Compressco, Inc. (Compressco) for approximately $94 million in cash, including transaction costs. Additionally, the Company repaid Compressco’s outstanding bank debt of approximately $15.8 million. Compressco designs, fabricates, sells, leases and services wellhead compressors designed to enhance production from mature, low pressure natural gas wells located principally in the mid-continent, Rocky Mountain, Texas and Louisiana regions of the United States and western Canada. The acquisition cost of Compressco reflects Compressco’s significant strategic value to the Company. The Company has retained Compressco’s existing management and workforce to expand Compressco’s operations and to develop synergies with the Company’s existing operations. The Company allocated the purchase price of the Compressco acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $7.7 million of net working capital, approximately $29.3 million of property, plant and equipment, approximately $1.9 million of certain intangible assets, approximately $1.7 million of other liabilities and approximately $72.1 million of goodwill. Intangible assets acquired are amortized over their useful lives of three to six years. Beginning July 2004, the results of operations of Compressco were combined with the Company’s Production Enhancement Division.

In September 2004, the Company completed the acquisition of the European calcium chloride assets of Kemira Oyj (Kemira) of Helsinki, Finland in a cash transaction. The acquisition closed on September 30, 2004, with a total consideration of approximately $40.5 million, including accrued transaction costs. The acquired assets will enable the Company to expand its calcium chloride production and marketing operations and further penetrate international energy and industrial markets. The acquisition cost of the Kemira calcium chloride assets is in excess of the net tangible and intangible assets acquired and reflects the strategic value of the acquisition to the Company’s Fluids Division. The Company allocated the purchase price of the acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $4.7 million of net working capital, approximately $11.8 million of property, plant and equipment, approximately $5.6 million of other assets, approximately $0.9 million of certain intangible assets, approximately $0.5 million of other liabilities and approximately $15.5 million of tax deductible goodwill. Intangible assets acquired are amortized over their useful lives of three to ten years. Beginning October 2004, the results of operations from the acquired calcium chloride assets have been combined with the Company’s Fluids Division operations.

In September 2004, the Company purchased an 800 ton heavy lift derrick barge, based in the Gulf of Mexico, for approximately $21 million in cash. The purchase expands the decommissioning operations of the Company’s WA&D Division.

The unaudited pro forma information presented below has been prepared to give effect to the acquisitions of Compressco and the Kemira calcium chloride assets, as well as the interest expense associated with the debt financing for these transactions, as if they had occurred at the beginning of the periods presented. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions deemed appropriate by the Company. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past and the Company’s operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that the Company will achieve after the acquisitions.

Pro Forma Financial Information (unaudited)	2004	2003
	(In Thousands, Except Per Share Amounts)
Revenues	$415,221	$395,283
Income before discontinued operations and cumulative effect of change in accounting principle	20,965	21,707
Net income	$20,608	$23,971

Per share information:
Income before discontinued operations and cumulative effect of change in accounting principle
Basic	$0.94	$0.99
Diluted	$0.88	$0.94

Net income
Basic	$0.92	$1.10
Diluted	$0.87	$1.04

In January 2003, Maritech purchased oil and gas producing properties in three separate transactions. In the largest of the three acquisitions, Maritech purchased oil and gas producing properties in offshore Gulf of Mexico and onshore Louisiana locations in exchange for the assumption of approximately $6.9 million in associated decommissioning liabilities. The acquired oil and gas producing properties were recorded at a cost of approximately $5.6 million, consisting of the fair value of the decommissioning liabilities assumed, less cash received of $1.3 million. Maritech also purchased, in two separate transactions, additional working interests in oil and gas properties it currently owns in exchange for the assumption of approximately $1.1 million in associated decommissioning liabilities. The acquired oil and gas producing assets were recorded at a cost of approximately $0.6 million, consisting of the estimated fair value of the decommissioning liabilities assumed, less cash received of $0.5 million. In February 2003, Maritech purchased oil and gas properties in exchange for the assumption of approximately $3.6 million in associated decommissioning obligations. The previous owner of the properties agreed to pay $1.5 million of the decommissioning obligations when the abandonment and decommissioning work is performed. The acquired oil and gas producing properties were recorded at a cost of approximately $1.2 million, consisting of the estimated fair value of the net decommissioning liabilities assumed of approximately $2.1 million, less cash received of $0.9 million. In April 2003, Maritech purchased oil and gas properties in exchange for the assumption of approximately $16.7 million of associated decommissioning obligations. The previous owner of the properties agreed to pay $16.4 million of the decommissioning obligations when the abandonment and decommissioning work is performed. Approximately $7.9 million of this additional decommissioning work was performed during 2003 and reimbursed by the previous owner. The acquired oil and gas producing properties were recorded at a cost of approximately $0.3 million, consisting of the estimated fair value of the net decommissioning liabilities assumed. In November 2003, Maritech purchased an interest in an oil and gas property in exchange for the assumption of approximately $0.8 million of associated decommissioning liabilities. This oil and gas property, also located in the offshore Gulf of Mexico, was recorded at a cost of approximately $0.4 million, consisting of the estimated fair value of the decommissioning liabilities assumed, less cash received of $0.4 million.

In the third quarter of 2002, the Company acquired the assets of Precision Well Testing Company (Precision) for $10.0 million in cash. Precision provides production testing services to the onshore U.S. Gulf Coast and offshore Gulf of Mexico markets. The business has been integrated with the Company’s Production Enhancement Division as part of its production testing operations, supplementing existing operations in Louisiana and South Texas. In addition, in September 2002, the Company acquired the assets of a small onshore well abandonment company for $1.1 million in cash. The business provides onshore well abandonment services to the eastern Texas and northern Louisiana markets. This business has been integrated into the WA&D Division of the Company.

During the fourth quarter of 2002, Maritech purchased oil and gas producing properties in exchange for the assumption of approximately $15.0 million of associated decommissioning liabilities. Oil and gas producing properties were recorded at a cost of approximately $11.1 million, consisting of the estimated fair value of the decommissioning liabilities assumed, less cash received of $2.8 million.

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

NOTE E — LEASES

The Company leases some of its transportation equipment, office space, warehouse space, operating locations and machinery and equipment. The office, warehouse and operating location leases, which vary from one to ten year terms that expire at various dates through 2009, and are renewable for three and five year periods on similar terms, are classified as operating leases. Transportation equipment leases expire at various dates through 2007 and are also classified as operating leases. The office, warehouse and operating location leases and machinery and equipment leases generally require the Company to pay all maintenance and insurance costs.

Future minimum lease payments by year and in the aggregate, under capital leases and non-cancelable operating leases with terms of one year or more, consist of the following at December 31, 2004:

	Capital Leases	Operating Leases
	(In Thousands)
2005	$4	$5,342
2006	–	3,848
2007	–	2,418
2008	–	1,639
2009	–	407
After 2009	–	–
Total minimum lease payments	$4	$13,654
Amount representing interest	–
Present value of net minimum lease payments	4
Less current portion	(4)
Total long-term portion	$–

Rental expense for all operating leases was $6.7 million, $6.5 million and $6.9 million in 2004, 2003 and 2002, respectively.

The Company, through its Compressco subsidiary, leases oil and gas wellhead compression equipment to its customers throughout the mid-continent, Rocky Mountain, Texas and Louisiana regions of the United States and western Canada. Total compressor equipment leased or available for leasing at

December 31, 2004 is approximately $32.5 million. Future minimum rental payments as of December 31, 2004 are not material, as leasing arrangements are typically on a month to month basis.

NOTE F — INCOME TAXES

The income tax provision attributable to continuing operations for the years ended December 31, 2004, 2003 and 2002, consists of the following:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Current
Federal	$1,806	$11,169	$(1,088)
State	(536)	641	(397)
Foreign	1,170	755	1,812
	2,440	12,565	327
Deferred
Federal	5,299	(1,705)	4,371
State	504	(298)	443
Foreign	60	(631)	(14)
	5,863	(2,634)	4,800

Total tax provision	$8,303	$9,931	$5,127

A reconciliation of the provision for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2004, 2003 and 2002 to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Income tax provision computed at statutory federal income tax rates	$9,226	$10,266	$5,088
State income taxes (net of federal benefit)	(21)	223	30
Nondeductible expenses	435	365	348
Impact of international operations	(256)	160	399
Excess depletion	(713)	(630)	(352)
Other	(368)	(453)	(386)
Total tax provision	$8,303	$9,931	$5,127

Income before taxes, discontinued operations and cumulative effect of accounting change includes the following components:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Domestic	$24,905	$28,988	$12,208
International	1,454	343	2,334
Total	$26,359	$29,331	$14,542

The Company uses the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The Company will establish a valuation allowance, to reduce the deferred tax assets, when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that the Company will be able to realize all of its deferred tax assets. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

Deferred Tax Assets:
	December 31,
	2004	2003
	(In Thousands)
Tax inventory over book	$482	$629
Allowance for doubtful accounts	180	499
Accruals	18,170	15,278
Unrealized currency loss on Euro debt	1,618	–
Net operating loss carryforward	5,601	1,285
All other	3,121	2,600
Total deferred tax assets	29,172	20,291
Valuation allowance	(1,869)	(1,572)
Net deferred tax assets	$27,303	$18,719

Deferred Tax Liabilities:
	December 31,
	2004	2003
	(In Thousands)
Excess book over tax basis in property, plant and equipment	$46,236	$33,726
Goodwill amortization	2,122	1,903
All other	3,100	581
Total deferred tax liability	51,458	36,210
Net deferred tax liability	$24,155	$17,491

The change in the valuation allowance during 2004 relates to an increase of foreign operating loss carryforwards generated and other foreign deferred tax assets partially offset by a reduction due to the utilization of foreign operating loss carryforwards. The Company believes the ability to generate sufficient taxable income may not allow it to realize the tax benefits of the deferred tax assets generated in 2004 within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

At December 31, 2004 the Company had approximately $5.4 million of foreign net operating loss carryforwards. In addition, for U.S. Federal income tax purposes at December 31, 2004, the Company has approximately $11.5 million of net operating losses (NOLs) that were generated by Compressco domestic entities prior to their acquisition by the Company. Although the use of these acquired domestic NOLs are subject to limitations imposed by the Internal Revenue Code, the Company believes that it is more likely than not that such NOLs will be utilized prior to their expiration. The loss carryforwards, if not utilized, will expire at various dates from 2005 through 2024.

The Company has provided additional taxes for the anticipated repatriation of earnings of its foreign subsidiaries where it has determined that the foreign subsidiaries' earnings are not indefinitely reinvested. For foreign subsidiaries whose earnings are indefinitely reinvested, no provision for U.S. federal and state income taxes has been provided on the unremitted earnings. Unremitted earnings, representing tax basis accumulated earnings and profits, totaled approximately $0.5 million as of December 31, 2004. It is not practicable to estimate the amount of deferred income taxes associated with these unremitted earnings.

NOTE G — ACCRUED LIABILITIES

Accrued liabilities are detailed as follows:

	December 31,
	2004	2003
	(In Thousands)
Commissions, royalties and rebates	$144	$76
Compensation and employee benefits	8,525	7,356
Interest expense payable	1,294	–
Oil and gas producing liabilities	6,050	4,333
Other accrued liabilities	3,379	2,776
Decommissioning liabilities	2,532	3,491
Derivative liabilities	60	1,250
Professional fees	210	350
Gas balancing payable	1,563	1,830
Taxes payable	1,979	2,918
Transportation and distribution costs	912	762
	$26,648	$25,142

NOTE H — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	December 31,
	2004	2003
	(In Thousands)
General purpose revolving line of credit for $95 million with interest at LIBOR plus 1.00% - 2.00%	$–	$–
General purpose revolving line of credit for $140 million with interest at LIBOR plus 0.75% - 1.75%	50,551	–
5.07% Senior notes, Series 2004-A	55,000	–
4.79% Senior notes, Series 2004-B	38,203	–
	143,754	–
Less current portion	–	–
Total long-term debt	$143,754	$–

Scheduled maturities for the next five years and thereafter are as follows:

Year Ending December 31,
(In Thousands)
2005	$–
2006	–
2007	–
2008	–
2009	50,551
Thereafter	93,203
$143,754

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

In September 2004, the Company entered into a new five year $140 million revolving credit facility with a syndication of banks. The Company may increase the revolving credit facility up to a maximum of $200 million with the agreement of existing or additional lenders. The facility is unsecured and is guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bear interest at LIBOR plus 0.75% to 1.75%, depending on a certain financial ratio of the Company, and the Company pays a commitment fee on unused portions of the facility at a rate from 0.20% to 0.375%, also depending on this financial ratio. As of December 31, 2004, the average interest rate on the outstanding balance under the credit facility was 3.94%. The Company used borrowings under its new revolving credit facility to repay all outstanding obligations under the previous credit facility in the amount of $73.3 million, and terminated the previous credit facility.

As of December 31, 2004, the Company had an outstanding balance of $50.6 million and $12.2 million in letters of credit against the $140 million line of credit, leaving a net availability of $77.2 million.

The new revolving credit facility agreement contains customary covenants and other restrictions. In addition, the facility requires the Company to maintain certain financial ratio and net worth requirements and provides dollar limits on the amount of Company capital expenditures, acquisitions and asset sales. The facility also includes cross-default provisions relating to any other indebtedness of the Company greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the credit facility. The Company is in compliance with all covenants and conditions of its credit facility as of December 31, 2004. Defaults under the credit facility that are not timely remedied could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

Senior Notes

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $38.2 million equivalent) in aggregate principal amount of Series 2004-B Notes pursuant to a Note Purchase Agreement. The Series 2004-A Notes and the 2004-B Notes (collectively the Senior Notes) were sold in the United States only to accredited investors pursuant to an exemption from the Securities Act and to non-U.S. persons in reliance upon Regulation S under the Securities Act. Net proceeds from the sale of the Senior Notes were used to pay down a portion of existing indebtedness under the new revolving credit facility and to fund the acquisition of the Kemira calcium chloride assets.

The Series 2004-A Senior Notes bear interest at the fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Senior Notes bear interest at the fixed rate of 4.79% and mature on September 30, 2011. Interest on the Senior Notes is due semiannually on March 30 and September 30 of each year, commencing March 30, 2005. The Company may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes were issued under a Note Purchase Agreement and are unsecured. They are guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries. The Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as a cross-default provision relating to any other indebtedness of the Company of $20 million or more. The Company is in compliance with all covenants and conditions of the Note Purchase Agreement as of December 31, 2004. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

NOTE I — ASSET RETIREMENT OBLIGATIONS

Effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners and any contractual amount to be paid by the previous owner of the property when the liabilities are satisfied. The Company also operates facilities in various U.S. and foreign locations in the manufacture, storage, and sale of its products, inventories and equipment, including offshore oil and gas production facilities and equipment. These facilities are a combination of owned and leased assets. The Company is required to take certain actions in connection with the retirement of these assets. The Company has reviewed its obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. These fair value amounts have been capitalized as part of the cost basis of these assets. The costs are depreciated on a straight-line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties. The market risk premium for a significant majority of the asset retirement obligations is considered small, relative to the related estimated cash flows, and has not been used in the calculation of asset retirement obligations.

The cumulative effect of the change on prior years’ reported income as a result of the adoption of SFAS No. 143 resulted in a charge to income of $1.5 million (net of income taxes of $0.8 million) ($0.06 per diluted share), which is included in income for the year ended December 31, 2003. The effect of the change for the year ended December 31, 2003 was to decrease income before the cumulative effect of the accounting change by $0.6 million (net of taxes) ($0.02 per diluted share), due to the resulting accretion and depreciation expense. The pro forma effects, net of taxes, of the application of SFAS No. 143 as if the Statement had been adopted prior to January 1, 2002, are presented below:

	Year Ended December 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$21,664	$8,899
Additional accretion and depreciation expense	–	(371)
Cumulative effect of accounting change	1,464	–
Pro forma net income	$23,128	$8,528

Pro forma net income per diluted share	$1.01	$0.38

The changes in the asset retirement obligations during the most recent two year period are as follows:

	Year Ended December 31,
	2004	2003
	(In Thousands)
Beginning balance for the period, as reported	$34,540	$24,333
Impact from adoption of SFAS No. 143	–	1,999
Amount of liability at beginning of period, pro forma	34,540	26,332

Activity in the period:
Accretion of liability	1,601	1,406
Retirement obligations incurred	12,516	11,481
Revisions in estimated cash flows	(20)	(1,647)
Settlement of retirement obligations	(5,763)	(3,032)

Ending balance at December 31	$42,874	$34,540

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

In the normal course of its Fluids Division operations, the Company enters into agreements with certain manufacturers of various raw materials and finished products. Some of these agreements require the Company to make minimum levels of purchases over the term of the agreement. Other agreements require the Company to purchase the entire output of the raw material or finished product produced by the manufacturer. The Company’s purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. The Company recognizes a liability for the purchase of such products at the time they are received by the Company. The aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to these agreements was approximately $23.6 million, consisting of approximately $1.9 million per year through 2017. Amounts purchased under these agreements totaled approximately $2.0 million during 2004.

Related to its acquired interests in oil and gas properties, Maritech estimates the third party fair values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms, and clear the sites, and uses the estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2004, Maritech’s decommissioning liability is net of approximately $57.6 million of such future reimbursements from these previous owners.

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third-party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third-party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in Other Liabilities in the accompanying consolidated balance sheets at December 31, 2004 and 2003. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

NOTE K — CAPITAL STOCK

The Company's Restated Certificate of Incorporation authorizes the Company to issue 70,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, no par value. The voting, dividend and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by the Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

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

In January 2004, the Board of Directors of the Company authorized the repurchase of up to $20 million of its common stock. During 2004, the Company purchased 140,000 shares of its common stock for aggregate consideration of approximately $3.3 million pursuant to this authorization.

In August 2003, the Company declared a 3-for-2 stock split, which was effected in the form of a stock dividend to all stockholders of record as of August 15, 2003 (the Record Date). On August 22, 2003, stockholders received one additional share of common stock for every two shares held on the Record Date, with fractional shares paid in cash, based on the closing price per share of the common stock on the Record Date. The stock split resulted in the issuance of 7,279,279 additional shares outstanding to existing stockholders as of the Record Date. The consolidated financial statements retroactively reflect the effect of the 3-for-2 stock split and, accordingly, all disclosures involving the number of shares of common stock outstanding, issued or to be issued; and all per share amounts, retroactively reflect the impact of the stock split.

NOTE L — STOCK OPTION PLANS

The Company has various stock option plans which provide for the granting of options for the purchase of the Company’s common stock and other performance-based awards to executive officers, key employees, nonexecutive officers, consultants and directors of the Company. Incentive stock options can vest over a period of up to five years and are exercisable for periods up to ten years.

The TETRA Technologies, Inc. 1990 Stock Option Plan (the 1990 Plan) was initially adopted in 1985 and subsequently amended to change the name and the number and type of options that could be granted as well as the time period for granting stock options. Beginning December 31, 2004, no further options may be granted under the 1990 Plan.

The Company has granted performance stock options under the 1990 Plan to certain executive officers. These granted options have an exercise price per share of not less than the market value at the date of issuance and generally vest in full in no less than five years, subject to earlier vesting as follows: fifty percent of each such option vests immediately if the market value per share of the Company’s common stock is equal to or greater than 150% of the exercise price of the performance option for a period of at least 20 consecutive trading days; and the remaining fifty percent vests immediately if the market value per share is equal to or greater than 200% of the exercise price of the performance option for a period of at least 20 consecutive trading days. These options are immediately exercisable upon vesting; provided, however, that no more than 150,000 shares of common stock may be exercised by any individual after vesting in any 90 day period, except in the event of death, incapacity or termination of employment of the holder or the occurrence of a corporate change. Such options must be exercised within three years of vesting or they expire; but, in any event, all options expire eight years from their grant date. A significant portion of the stock options granted during 2004 under the 1990 Plan were fully vested upon issuance and are exercisable as of December 31, 2004.

In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the Directors’ Plan). In 1996, the Directors’ Plan was amended to increase the number of shares issuable under automatic grants thereunder. In 1998, the Company adopted the TETRA Technologies, Inc. 1998 Director Stock Option Plan as amended (the 1998 Director Plan). The purpose of the Directors’ Plan and the 1998 Director Plan (together the Director Stock Option Plans) is to enable the Company to attract and retain qualified individuals to serve as directors of the Company and to align their interests more closely with the Company’s interests. The 1998 Director Plan is funded with treasury stock of the Company and was amended and restated effective December 18, 2002 to increase the number of shares issuable thereunder, change the types of options that may be granted thereunder, and to increase the number of shares issuable under automatic grants thereunder. In June 2003, the 1998 Director Plan was amended and restated effective June 27, 2003 to increase the number of shares issuable thereunder. At December 31, 2004, 712,500 shares of common stock have been registered and are reserved for grants under the Director Stock Option Plans, of which 178,188 are available for future grants.

During 1996, the Company adopted the 1996 Stock Option Plan for Nonexecutive Employees and Consultants (the Nonqualified Plan) to enable the Company to award nonqualified stock options to nonexecutive employees and consultants who are key to the performance of the Company. At December 31, 2004, 1,125,000 shares of common stock have been registered and are reserved for grants under the Nonqualified Plan, of which 137,560 are available for future grants. The following is a summary of stock option activity for the years ended December 31, 2004, 2003 and 2002:

	Shares Under Option	Weighted Average Option
	(In Thousands)	Price Per Share

Outstanding at December 31, 2001	3,970	$10.85

Options granted	435	13.71
Options cancelled	(876)	16.43
Options exercised	(855)	6.35
Outstanding at December 31, 2002	2,674	10.92

Options granted	950	13.97
Options cancelled	(61)	13.67
Options exercised	(568)	7.83
Outstanding at December 31, 2003	2,995	12.42

Options granted	843	25.69
Options cancelled	(120)	15.27
Options exercised	(575)	10.58
Outstanding at December 31, 2004	3,143	$16.20

	Year Ended December 31,
	2004	2003	2002
	(In Thousands, Except Per Share Amounts)
1990 TETRA Technologies, Inc. Employee Plan (as amended)
Maximum number of shares authorized for issuance	5,925	5,925	5,925
Shares reserved for future grants	–	634	1,074
Shares exercisable at year end	2,012	1,173	1,122
Weighted average exercise price of shares exercisable at year end	$16.13	$10.57	$7.76

Director Stock Option Plans (as amended)
Maximum number of shares authorized for issuance	713	713	413
Shares reserved for future grants	178	256	179
Shares exercisable at year end	300	293	110
Weighted average exercise price of shares exercisable at year end	$14.79	$11.03	$11.19

1996 Nonqualified Plan
Maximum number of shares authorized for issuance	1,125	1,125	1,130
Shares reserved for future grants	138	237	468
Shares exercisable at year end	185	139	167
Weighted average exercise price of shares exercisable at year end	$16.28	$16.38	$13.99

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(In Thousands)			(In Thousands)
$4.83 to $13.02	657	4.9	$7.68	628	$7.63
$13.02 to $14.25	741	7.7	$13.30	516	$13.40
$14.25 to $21.76	981	6.8	$15.77	731	$15.44
$21.76 to $27.80	764	7.6	$26.89	622	$27.19
	3,143	6.8	$16.20	2,497	$15.98

Certain options exercised during 2004, 2003 and 2002 were exercised through the surrender of 28,722, 10,306 and 21,126 shares, respectively, of the Company’s common stock previously owned by the option holder for a period of least six months prior to exercise. Such surrendered shares received by the Company are included in treasury stock. At December 31, 2004, net of options previously exercised pursuant to its various stock option plans, the Company has a maximum of 3,458,618 shares of common stock issuable pursuant to stock options previously granted and outstanding and stock options authorized to be granted in the future.

NOTE M — 401(k) PLAN

The Company has a 401(k) retirement plan (the Plan) that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 50% of each employee’s contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. In addition, the Company can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to the Company’s 401(k) plan was $0.5 million, $1.3 million and $1.2 million in 2004, 2003 and 2002, respectively.

NOTE N — DEFERRED COMPENSATION PLAN

The Company provides its officers, directors and certain key employees with the opportunity to participate in a funded, deferred compensation program. There were eighteen participants in the program at December 31, 2004. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses a portion of the proceeds to purchase life insurance policies on the lives of the participants. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant. The Company separately contracts with the participant to pay benefits substantially equivalent to those from the underlying insurance policy investments. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2004, the amounts payable under the plan approximated the value of the corresponding assets owned by the Company.

NOTE O — DERIVATIVES

The Company’s risk management activities involve the use of derivative financial instruments to hedge the impact of market price risk exposures related to oil and gas production. Under SFAS No. 133, as amended by SFAS Nos. 137 and 138, all derivative instruments are required to be recognized on the balance sheet at their fair value, and criteria must be established to determine the effectiveness of the hedging relationship. Hedging activities may include hedges of fair value exposures, hedges of cash flow exposures and hedges of a net investment in a foreign operation. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying assets, liability or firm commitment being hedged through earnings. Hedges of cash flow exposure are undertaken to hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of stockholders’ equity, and then be reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Transaction gains and losses attributable to a foreign currency transaction that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity is subject to the same accounting as translation adjustments. As such, the effect of a rate change on a foreign currency hedge is the same as the accounting for the effect of the rate change on the net foreign investment; both are recorded in the cumulative translation account, a component of stockholders’ equity, and are partially or fully offsetting. Any ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings.

As required by SFAS No. 133, the Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives, strategies for undertaking various hedge transactions and its methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment or forecasted transaction. The Company also assesses, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

The fair value of hedging instruments reflects the Company’s best estimate and is based upon exchange or over-the-counter quotations, whenever they are available. Quoted valuations may not be available. Where quotes are not available, the Company utilizes other valuation techniques or models to estimate fair values. These modeling techniques require it to make estimations of future prices, price correlation and market volatility and liquidity. The actual results may differ from these estimates, and these differences can be positive or negative.

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately.

During the years ended December 31, 2004, 2003 and 2002, the Company entered into certain cash flow hedging swap contracts to fix cash flows relating to a portion of the Company’s oil and gas production. Each of these contracts qualified for hedge accounting. As of December 31, 2004, one contract remains outstanding, with an expiration date of December 2005. The fair value of outstanding cash flow hedge swap contracts at December 31, 2004 and 2003 were $60,000 and $1,250,000, respectively and are included in accrued liabilities in the accompanying consolidated balance sheets. Such amount at December 31, 2004 will be reclassified into earnings over the term of the hedge swap contract, which expires December 31, 2005. As the hedge contracts were highly effective, the entire losses of $39,000 and $798,000 from changes in contract fair value, net of taxes, as of December 31, 2004 and 2003, respectively, are included in other comprehensive income (loss) within stockholders’ equity.

During the year ended December 31, 2004, the Company borrowed 35 million Euros to fund the acquisition of the Kemira calcium chloride assets. This debt is designated as a hedge of the Company’s net investment in that foreign operation. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At December 31, 2004, the Company had 35 million Euros ($47.8 million) designated as a hedge of a net investment in a foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $3.0 million, net of taxes, at December 31, 2004.

NOTE P — INCOME PER SHARE

The following is a reconciliation of the common shares outstanding with the number of shares used in the computation of income per common and common equivalent share:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Number of weighted average common shares outstanding	22,371	21,850	21,342
Assumed exercise of stock options	1,362	1,155	1,001
Average diluted shares outstanding	23,733	23,005	22,343

NOTE Q — INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

The Company manages its operations through three divisions: Fluids, WA&D and Production Enhancement.

The Company’s Fluids Division manufactures and markets clear brine fluids, additives and other associated products and services to the oil and gas industry for use in well drilling, completion and workover operations both domestically and in certain regions of Europe, Asia, Latin America and Africa. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

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

The Company’s Production Enhancement Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, offshore Gulf of Mexico and certain Latin American markets. In addition, it is engaged in the design, fabrication, sale, lease and service of wellhead compression equipment primarily used to enhance production from mature, low pressure natural gas wells located principally in the mid-continent, Rocky Mountain, Texas and Louisiana regions of the United States as well as in western Canada. The Division also provides the technology and services required for the separation and recycling of oily residuals generated from petroleum refining operations.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Production Enhancement	Intersegment Eliminations	Corporate Overhead		Consolidated
	(In Thousands)
2004 Segment Detail
Revenues from external customers
Products	$135,352	$47,403	$4,335	$–	$–		$187,090
Services and rentals	17,119	87,116	61,861	–	–		166,096
Intersegmented revenues	203	–	157	(360)	–		–
Total revenues	152,674	134,519	66,353	(360)	–		353,186

Depreciation, depletion and amortization	7,672	15,369	8,880	–	630		32,551
Interest expense	23	2	7	–	1,930		1,962
Income (loss) before taxes and discontinued operations	15,904	17,133	11,150	–	(17,828	)(2)	26,359
Total assets	181,816	142,893	171,045	–	13,234	(1)	508,988
Capital expenditures	8,626	30,457	13,953	–	2,059		55,095

2003 Segment Detail
Revenues from external customers
Products	$104,256	$39,755	$–	$–	$–		$144,011
Services and rentals	14,033	113,696	46,929	–	–		174,658
Intersegmented revenues	1,160	32	193	(1,385)	–		–
Total revenues	119,449	153,483	47,122	(1,385)	–		318,669

Depreciation, depletion and amortization	7,396	14,107	7,226	–	679		29,408
Interest expense	19	–	2	–	503		524
Income (loss) before taxes, discontinued operations and cumulative effect of change in accounting principle	13,996	23,472	6,420	–	(14,557	)(2)	29,331
Total assets	115,182	118,059	48,486	–	27,872	(1)	309,599
Capital expenditures	2,321	6,885	1,890	–	265		11,361

2002 Segment Detail
Revenues from external customers
Products	$103,349	$13,886	$–	$–	$–		$117,235
Services and rentals	12,444	64,374	44,365	–	–		121,183
Intersegmented revenues	1,264	298	110	(1,672)	–		–
Total revenues	117,057	78,558	44,475	(1,672)	–		238,418

Depreciation, depletion and amortization	6,744	6,609	6,696	–	479		20,528
Interest expense	20	–	–	–	2,865		2,885
Income (loss) before taxes and discontinued operations	17,995	3,220	7,145	–	(13,818	)(2)	14,542
Total assets	118,937	107,751	53,620	–	28,509	(1)	308,817
Capital expenditures	2,944	12,687	1,540	–	1,184		18,355

(1) Includes assets held for sale.

(2) Amounts reflected include the following general corporate expenses:

	2004	2003	2002
General and administrative expense	$15,683	$13,684	$10,943
Interest expense	1,930	503	2,865
Other general corporate (income)/expense, net	215	370	10
Total	$17,828	$14,557	$13,818

Summarized financial information concerning the geographic areas in which the Company operates at December 31, 2004, 2003 and 2002 is presented below:

	Year Ended December 31,
	2004		2003		2002
	(In Thousands)
Revenues from external customers:
U.S.	$310,104		$292,579		$204,985
Europe and Africa	27,618		13,674		21,228
Other	15,464		12,416		12,205
Total	353,186		318,669		238,418

Transfers between geographic areas:
U.S.	516		624		366
Europe and Africa	–		–		–
Other	–		–		–
Eliminations	(516)		(624)		(366)
Total revenues	353,186		318,669		238,418

Identifiable assets:
U.S.	429,658		287,641		273,029
Europe and Africa	72,668		21,657		19,370
Other	24,223		17,604		16,670
Eliminations	(17,561	)(1)	(17,303	)(1)	(252	)(1)
Total	$508,988		$309,599		$308,817

(1) Includes assets held for sale.

In 2004, 2003 and 2002, no single customer accounted for more than 10% of the Company’s consolidated revenues.

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

Costs Incurred in Property Acquisition, Exploration and Development Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration and development activities during the years indicated. Consideration given for the acquisition of proved properties consists primarily of the assumption of the proportionate share of the well abandonment and decommissioning obligations associated with the properties. Costs incurred for the acquisition of proved properties also include the impact to the Company from the adoption of SFAS No. 143 on January 1, 2003, which resulted in a reduction of such costs of $1.5 million during 2003, and subsequent revisions to its decommissioning liabilities.

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Acquisition of proved properties	$9,902	$5,362	$10,910
Exploration	–	238	20
Development	9,139	4,951	4,971
Total costs incurred	$19,041	$10,551	$15,901

Capitalized Costs Related to Oil and Gas Producing Activities:

Aggregate amounts of capitalized costs relating to the Company’s oil and gas producing activities and the aggregate amounts of related accumulated depletion, depreciation and amortization as of the dates indicated, are presented below.

	December 31,
	2004	2003	2002
	(In Thousands)
Properties not being amortized	$179	$238	$20
Proved developed properties being amortized	58,689	39,648	30,280
Total capitalized costs	58,868	39,886	30,300
Less accumulated depletion, depreciation and amortization	(25,121)	(16,170)	(6,061)
Net capitalized costs	$33,747	$23,716	$24,239

Included in capitalized costs of proved developed properties being amortized is the Company’s estimate of its proportionate share of decommissioning liabilities assumed relating to these properties, which is also reflected as decommissioning liabilities in the accompanying consolidated balance sheets.

Results of Operations for Oil and Gas Producing Activities:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Oil and gas sales revenues	$39,984	$34,492	$9,714
Production (lifting) costs	20,102	14,857	6,708
Exploration expenses	490	–	–
Accretion expense	1,444	1,250	–
Depreciation, depletion and amortization	8,971	8,370	2,503
Loss on relinquishment of property	–	1,745	–
Pretax income from producing activities	8,977	8,270	503
Income tax expense (benefit)	2,460	2,290	(252)
Results of oil and gas producing activities	$6,517	$5,980	$755

Results of operations for oil and gas producing activities excludes general and administrative and interest expenses directly related to such activities as well as any allocation of corporate or divisional overhead.

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

The following information is presented with regard to the Company’s proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices as of year end. Proved oil and gas reserve quantities are reported in accordance with guidelines established by the SEC. The Company’s estimates of reserves at December 31, 2004, 2003 and 2002 have been prepared by Ryder Scott Company, L.P. All of Maritech’s reserves are located in U. S. state and federal offshore waters of the Gulf of Mexico and onshore Louisiana.

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

Reserve Quantity Information	Oil	Gas
	(MBbls)	(MMcf)
Total proved reserves at December 31, 2001	700	9,514
Revisions of previous estimates	218	(1,416)
Production	(234)	(1,338)
Extensions and discoveries	2	550
Purchases of reserves in place	216	2,694
Sales of reserves in place	–	–

Total proved reserves at December 31, 2002	902	10,004
Revisions of previous estimates	645	(556)
Production	(473)	(3,953)
Extensions and discoveries	1,314	1,654
Purchases of reserves in place	887	6,776
Sales of reserves in place	–	–

Total proved reserves at December 31, 2003	3,275	13,925
Revisions of previous estimates	(301)	1,223
Production	(502)	(4,101)
Extensions and discoveries	64	6,615
Purchases of reserves in place	110	4,986
Sales of reserves in place	–	(243)

Total proved reserves at December 31, 2004	2,646	22,405

	Oil	Gas
Proved Developed Reserves	(MBbls)	(MMcf)

December 31, 2002	870	9,992
December 31, 2003	1,593	10,332
December 31, 2004	1,127	15,356

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves:

The following table reflects the standardized measure of discounted future net cash flows relating to the Company’s interest in proved oil and gas reserves:

	December 31,
	2004	2003
	(In Thousands)
Future cash inflows	$257,459	$184,121
Future costs
Production	70,689	50,446
Development and abandonment	65,933	47,472
Future net cash flows before income taxes	120,837	86,203
Future income taxes	(39,671)	(25,908)
Future net cash flows	81,166	60,295
Discount at 10% annual rate	(11,275)	(10,433)
Standardized measure of discounted future net cash flows	$69,891	$49,862

Changes in Standardized Measure of Discounted Future Net Cash Flows:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Standardized measure,beginning of year	$49,862	$20,726	$8,648
Sales, net of production costs	(19,882)	(19,635)	(3,006)
Net change in prices, net of production costs	5,381	2,013	11,591
Changes in future development costs	(1,738)	(86)	(2,004)
Development costs incurred	2,750	473	1,324
Accretion of discount	4,986	2,073	865
Net change in income taxes	(11,811)	(12,793)	(4,983)
Purchases of reserves in place	12,882	32,570	5,543
Extensions and discoveries	29,171	15,538	1,835
Sales of reserves in place	(115)	–	–
Net change due to revision in quantity estimates	(2,233)	11,107	(321)
Changes in production rates (timing) and other	638	(2,124)	1,234
Subtotal	20,029	29,136	12,078

Standardized measure, end of year	$69,891	$49,862	$20,726

NOTE S — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data from continuing operations for 2004 and 2003 is as follows:

	Three Months Ended 2004
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$69,961	$84,098	$89,923	$109,204
Gross profit	14,849	18,967	22,193	25,360
Income before discontinued operations	1,896	5,097	5,123	5,940
Net income	1,768	4,879	5,120	5,932

Net income per share before discontinued operations	$0.09	$0.23	$0.23	$0.26

Net income per diluted share before discontinued operations	$0.08	$0.22	$0.22	$0.25

	Three Months Ended 2003
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$64,492	$86,217	$92,809	$75,151
Gross profit	13,453	23,824	19,372	17,147
Income before discontinued operations and cumulative effect of change in accounting principle	2,455	6,209	6,463	4,273
Net income	422	6,264	10,745	4,233

Income per share before discontinued operations and cumulative effect of change in accounting principle	$0.11	$0.29	$0.30	$0.19

Net income per diluted share before discontinued operations and cumulative effect of change in accounting principle	$0.11	$0.27	$0.28	$0.18

NOTE T — STOCKHOLDERS’ RIGHTS PLAN

On October 27, 1998, the Board of Directors adopted a stockholders’ rights plan (the Rights Plan) designed to assure that all of the Company’s shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. The Rights Plan helps to guard against partial tender offers, open market accumulations and other abusive tactics to gain control of the Company without paying an adequate and fair price in any takeover attempt. The Rights are not presently exercisable and are not represented by separate certificates. The Company is currently not aware of any effort of any kind to acquire control of the Company.

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

TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe		Balance at End of Period
Year ended December 31, 2002:
Allowance for doubtful accounts	$1,732	$758	$(26)	$(109	)(1)	$2,355

Inventory reserves	$962	$–	$–	$(725	)(2)	$237

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,355	$170	$(2)	$(1,200	)(1)	$1,323

Inventory reserves	$237	$–	$–	$(35	)(2)	$202

Year ended December 31, 2004:
Allowance for doubtful accounts	$1,323	$(257)	$148 (3)	$(730	)(1)	$484

Inventory reserves	$202	$–	$–	$(54	)(2)	$148

(1) Uncollectible accounts written off, net of recoveries.

(2) Write-off of obsolete and/or worthless inventory.

(3) Includes $158,000 of allowance for doubtful accounts added from acquisition of businesses.

S-1