Form 10-Q
period 2005-03-31
TETRA TECHNOLOGIES INC
filed 2005-05-10
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 1-13455

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

AS OF MAY 2, 2005, THERE WERE 22,607,735 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Product sales	$64,355	$41,109
Services and rentals	54,121	28,852
Total revenues	$118,476	69,961

Cost of revenues:
Cost of product sales	52,723	32,113
Cost of services and rentals	39,022	22,999
Total cost of revenues	91,745	55,112
Gross profit	26,731	14,849

General and administrative expense	17,559	11,934
Operating income	9,172	2,915

Interest (income) expense, net	1,473	(94)
Other (income) expense	(1,025)	47
Income before taxes and discontinued operations	8,724	2,962
Provision for income taxes	3,010	1,066
Income before discontinued operations	5,714	1,896
Loss from discontinued operations, net of taxes	(1)	(128)
Net income	$5,713	$1,768

Basic net income per common share:
Income before discontinued operations	$0.25	$0.09
Loss from discontinued operations	(0.00)	(0.01)
Net income	$0.25	$0.08

Average shares outstanding	22,602	22,311

Diluted net income per common share:
Income before discontinued operations	$0.24	$0.08
Loss from discontinued operations	(0.00)	(0.01)
Net income	$0.24	$0.07

Average diluted shares outstanding	23,908	23,710

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$482	$5,561
Restricted cash	544	542
Trade accounts receivable, net of allowance for doubtful accounts of $634 in 2005 and $484 in 2004	96,305	86,544
Inventories	55,148	54,104
Deferred tax assets	1,764	1,816
Assets of discontinued operations	395	395
Prepaid expenses and other current assets	9,316	8,934
Total current assets	163,954	157,896

Property, plant and equipment:
Land and building	16,657	17,003
Machinery and equipment	219,435	219,625
Automobiles and trucks	16,048	15,466
Chemical plants	48,329	48,961
Oil and gas producing assets	59,738	58,868
Construction in progress	10,555	8,785
	370,762	368,708
Less accumulated depreciation and depletion	(151,832)	(145,688)
Net property, plant and equipment	218,930	223,020

Other assets:
Cost in excess of net assets acquired	106,727	107,643
Patents, trademarks and other intangible assets, net of accumulated amortization of $7,525 in 2005 and $7,152 in 2004	7,525	7,952
Other assets	12,350	12,477
Total other assets	126,602	128,072
	$509,486	$508,988

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$36,163	$34,006
Accrued liabilities	29,723	26,648
Liabilities of discontinued operations	173	186
Capital lease obligations	2	4
Total current liabilities	66,061	60,844

Long-term debt	132,206	143,754
Deferred income taxes	27,941	25,971
Decommissioning liabilities	37,067	36,567
Other liabilities	5,761	5,671
Total long-term and other liabilities	202,975	211,963

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 23,323,869 shares issued at March 31, 2005 and 23,243,676 shares issued at December 31, 2004	233	232
Additional paid-in capital	107,290	105,916
Treasury stock, at cost; 721,953 shares held at March 31, 2005 and 729,554 shares held at December 31, 2004	(10,306)	(10,279)
Accumulated other comprehensive income (loss)	(652)	2,140
Retained earnings	143,885	138,172
Total stockholders' equity	240,450	236,181
	$509,486	$508,988

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$5,713	$1,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	9,692	6,372
Oil and gas property impairment	1,907	–
Provision for deferred income taxes	1,126	126
Provision for doubtful accounts	157	(87)
Gain on sale of property, plant and equipment	(743)	(73)
Cost of compressor units sold	1,485	–
Other non-cash charges and credits	43	(29)
Equity in (income) loss of unconsolidated subsidiary	(241)	–
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(10,653)	11,175
Inventories	(1,540)	(37)
Prepaid expenses and other current assets	(479)	1,610
Trade accounts payable and accrued expenses	4,957	3,509
Decommissioning liabilities	(63)	(6)
Discontinued operations: non-cash charges and working capital changes	(13)	(511)
Other	(45)	(224)
Net cash provided by operating activities	11,303	23,593

Investing activities:
Purchases of property, plant and equipment	(9,528)	(4,267)
Change in restricted cash	(2)	248
Other investing activities	3	(401)
Proceeds from sale of property, plant and equipment	1,501	54
Net cash used in investing activities	(8,026)	(4,366)

Financing activities:
Proceeds from long-term debt and capital lease obligations	2,000	–
Principal payments on long-term debt and capital lease obligations	(11,002)	(2)
Repurchase of common stock	–	(828)
Proceeds from sale of common stock and exercised stock options	750	2,159
Net cash provided by (used in) financing activities	(8,252)	1,329
Effect of exchange rate changes on cash	(104)	–

Increase (decrease) in cash and cash equivalents	(5,079)	20,556
Cash and cash equivalents at beginning of period	5,561	16,677
Cash and cash equivalents at end of period	$482	$37,233

Supplemental cash flow information:
Interest paid	$1,917	$–
Income taxes paid	447	273

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$779	$–

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004.

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2005	2004
Number of weighted average common shares outstanding	22,601,916	22,310,565
Assumed exercise of stock options	1,306,202	1,399,825

Average diluted shares outstanding	23,908,118	23,710,390

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2005, the average market price of $28.74 was used.

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

	Three Months Ended March 31,
	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$5,713	$1,768

Stock-based employee compensation expense in reported net income, net of related tax effects	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,132)	(578)

Pro forma net income	$4,581	$1,190

Earnings per share:
Basic – as reported	$0.25	$0.08
Basic – pro forma	$0.20	$0.05

Diluted – as reported	$0.24	$0.07
Diluted – pro forma	$0.19	$0.05

Average shares	22,602	22,311
Average diluted shares	23,908	23,710

New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123. As modified by the SEC in April 2005, the revised statement is effective at the beginning of the first fiscal year beginning after June 15, 2005. SFAS No. 123R must be applied to new awards and previously granted awards that are not fully vested on the effective date. The Company currently accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the above disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption. While the Company cannot accurately estimate what those amounts will be in the future (as they depend on, among other things, when employees exercise stock options), the amounts of operating cash flows recognized for such excess tax deductions were $0.6 million and $1.0 million during the three months ended March 31, 2005 and 2004, respectively.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107) to provide the SEC staff’s views and guidance in applying the provisions of SFAS No. 123R. SAB No. 107 was issued to assist companies with the initial implementation of SFAS No. 123R, express the SEC’s views on the interaction between SFAS No. 123R and certain SEC rules and regulations, and provide interpretations regarding the valuation of share-based payment arrangements for public companies. The Company will apply the new guidance provided in SAB No. 107 prospectively and the Company does not believe that applying the new guidance will have any impact on its financial results.

During the first quarter of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for fiscal years ending after December 31, 2005, and the Company does not believe this interpretation will have a material impact on its financial results.

NOTE B – DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company made the decision to dispose of its Norwegian process services operation and began selling the associated facility assets. The Company determined that the Norwegian process services operation’s long-term model did not fit its core business strategy. The Company estimates the fair value of the facility assets based on negotiations to sell the facility and has included the carrying value of the facility within assets of discontinued operations in the accompanying consolidated balance sheets. In April 2004 the Company sold a portion of the facility assets to a local Norwegian company. The Norwegian process services operation was previously reflected as a component of the Company’s Production Enhancement Division.

The Company has accounted for its Norwegian process services business as discontinued operations, and excludes this business from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Revenues	$–	$70

Income (loss) before taxes	(2)	(195)
Income tax provision (benefit)	(1)	(67)

Total discontinued operations, net of taxes	$(1)	$(128)

NOTE C – OIL AND GAS OPERATIONS

The Company follows the successful efforts method of accounting for the oil and gas operations of its Maritech Resources, Inc. (Maritech) subsidiary. Under the successful efforts method, all capitalized costs of oil and gas properties are accumulated and recorded separately for each field, and are assessed for impairment in value whenever indicators become evident, with any impairment charged to expense. In connection with Maritech’s decision not to attempt certain workover procedures necessary to restore production on an offshore field which it operates, the Company charged the approximately $1.9 million net carrying value of such field to earnings during the first quarter of 2005.

During the first quarter of 2005, Maritech sold certain oil and gas property interests in two separate transactions. In January 2005, Maritech sold a portion of its interest in the oil and gas lease covering one of its offshore properties, and retained the decommissioning liability related to the interest conveyed. In connection with the sale, the buyer committed to perform certain development drilling on the lease, received an option to participate in the drilling of a prospect identified on the lease, and agreed to carry a portion of Maritech’s share of the associated drilling costs. In March 2005, Maritech acquired certain interests in an offshore oil and gas property and then sold such acquired interests to a separate party, resulting in a gain of approximately $0.5 million during the first quarter of 2005. Pursuant to these sales transactions, and in addition to being carried in the drilling costs discussed above, Maritech received an aggregate of $0.7 million of cash in exchange for property interests with approximately 3.8 million equivalent Mcf of primarily proved undeveloped reserves, net of reserves acquired.

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(In Thousands)
General purpose revolving line of credit for $140 million with interest at LIBOR plus 0.75% - 1.75%	$41,041	$50,551
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	36,165	38,203
	132,206	143,754
Less current portion	–	–

Total long-term debt	$132,206	$143,754

NOTE E – COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2005 and 2004 is as follows:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Net income	$5,713	$1,768

Net change in derivative fair value, net of taxes of $(830) and $(359), respectively	(1,571)	(638)
Reclassification of derivative fair value into earnings, net of taxes of $18 and $350, respectively	34	628
Foreign currency translation adjustment, net of taxes of $(662) and $(24), respectively	(1,255)	(46)

Comprehensive income	$2,921	$1,712

NOTE F – HEDGE CONTRACTS

The Company has market risk exposure in the sales prices it receives for its oil and gas production and currency exchange rate risk exposure related to investments in certain of its international operations. The Company’s financial risk management activities involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures for a significant portion of its oil and gas production. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

As shown in the table below, the Company currently has the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
Oil swap	500 barrels/day	$42.26/barrel	January 1, 2005 – December 31, 2005
Oil swap	400 barrels/day	$57.35/barrel	April 1, 2005 – December 31, 2005
Oil swap	400 barrels/day	$54.90/barrel	January 1, 2006 – December 31, 2006
Natural gas collar	6,000 Mmbtu /day	$5.985/Mmbtu floor/ $8.735/Mmbtu cap	April 1, 2005 – December 31, 2005

The Company believes that its swap and collar agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the derivative’s gain or loss (i.e., that portion of the derivative’s gain or loss that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the derivative’s gain or loss is recognized in earnings immediately. The fair value of outstanding cash flow hedge swap and collar contracts at March 31, 2005 was approximately $2.4 million, which is included as accrued liabilities in the accompanying condensed consolidated balance sheet. As the hedge contracts were highly effective, the entire losses of $1.6 million from changes in contract fair value, net of taxes, as of March 31, 2005, are included in other comprehensive income (loss) within stockholders’ equity. The amount of gains or losses from the changes in contract fair value are reclassified into earnings over the term of the hedge contracts. To date, there has been no material ineffectiveness associated with the cash flow hedges during the period the contracts have been outstanding.

During the year ended December 31, 2004, the Company borrowed 35 million Euros to fund the acquisition of the Kemira calcium chloride assets. This debt is designated as a hedge of the Company’s net investment in that foreign operation. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At March 31, 2005, the Company had 35 million Euros ($45.2 million) designated as a hedge of a net investment in a foreign operation. Changes in the foreign currency exchange rate have resulted in a decrease to the cumulative translation adjustment account of $1.3 million, net of taxes, at March 31, 2005.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at March 31, 2005 and December 31, 2004. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

NOTE H – INDUSTRY SEGMENTS

The Company manages its operations through three divisions: Fluids, Well Abandonment & Decommissioning (WA&D) and Production Enhancement.

The Company’s Fluids Division manufactures and markets clear brine fluids, additives and other associated products and services to the oil and gas industry for use in well drilling, completion and workover operations both domestically and in certain regions of Europe, Asia (including the Middle East), Latin America and Africa. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of domestic and international markets outside the energy industry.

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

The Company’s Production Enhancement Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, the offshore Gulf of Mexico and certain Latin American markets. In addition, it is engaged in the design, fabrication, sale, lease and service of wellhead compression equipment primarily used to enhance production from mature, low pressure natural gas wells located principally in the mid-continent, mid-western, western, Rocky Mountain, Texas and Louisiana regions of the United States as well as in western Canada. The Division also provides the technology and services required for the separation and recycling of oily residuals generated from petroleum refining operations.

The Company generally evaluates performance and allocates resources with regard to its operating divisions based on profit or loss from operations before income taxes and nonrecurring charges, return on investment and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the operating units. “Corporate Overhead” includes corporate general and administrative expenses, interest income and expense and other general corporate income and expense.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Fluids	WA&D	Production Enhancement	Intersegment Eliminations	Corporate Overhead		Consolidated
	(In Thousands)
Three Months Ended March 31, 2005

Revenues from external customers
Products	$47,479	$14,493	$2,383	$–	$–		$64,355
Services and rentals	4,552	27,712	21,857	–	–		54,121
Intersegmented revenues	27	–	36	(63)	–		–
Total revenues	52,058	42,205	24,276	(63)	–		118,476

Income before taxes and discontinued operations	5,698	4,599	5,378	–	(6,951	)(1)	8,724

Total assets	$182,589	$140,922	$174,432	$–	$11,543	(2)	$509,486

Three Months Ended March 31, 2004

Revenues from external customers
Products	$30,787	$10,322	$–	$–	$–		$41,109
Services and rentals	3,192	12,386	13,274	–	–		28,852
Intersegmented revenues	19	48	45	(112)	–		–
Total revenues	33,998	22,756	13,319	(112)	–		69,961

Income before taxes and discontinued operations	3,878	363	2,204	–	(3,483	)(1)	2,962

Total assets	$117,045	$100,200	$49,898	$–	$49,283	(2)	$316,426

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
General and administrative expense	$5,328	$3,451
Interest expense	1,517	3
Other general corporate (income)/expense, net	106	29
Total	$6,951	$3,483

(2) Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company’s results of operations for the first quarter of 2005 reflected growth from the prior year’s acquisitions as well as increased activity for several of its other businesses. Total revenues and gross profit during the first quarter of 2005 represented the highest levels ever recorded for any quarter in the Company’s history. Each of the Company’s operating divisions reported significant increases in revenue and profitability during the first quarter of 2005 compared to the prior year period. The Fluids Division’s results were strengthened by its European calcium chloride manufacturing operations (acquired in September 2004 and renamed TCE) as well as by increased domestic sales volumes for both its dry calcium chloride and clear brine fluids products. Management anticipates that such increased activity will continue, due to the expected high activity levels for certain of its oil and gas industry customers and from TCE entering what has historically been its peak selling season. The Well Abandonment & Decommissioning (WA&D) Division, which typically experiences low offshore well abandonment and decommissioning activity levels during the first quarter of each year, also reported strong results, despite a $1.9 million Maritech property impairment. The high level of first quarter activity, coupled with the recent awarding of additional decommissioning contract work for 2005, is expected to result in increased revenues for the full year compared to 2004 for the WA&D Division. The Production Enhancement Division continued to report increased revenues and profitability, primarily due to the July 2004 acquisition of Compressco, Inc. (Compressco). The increased consolidated operating results during the first quarter of 2005 compared to the prior year were partially offset, however, by the increased administrative costs associated with the Company’s growth, although administrative costs as a percentage of revenues decreased during the first quarter of 2005 compared to the prior year quarter. The Company’s increased operating results during the first quarter of 2005 were also partially offset by interest expense related to the long-term debt borrowings utilized during the last half of 2004 to finance its acquisitions. The Company had no long-term debt outstanding during the first quarter of 2004.

The Company’s consolidated balance sheet as of March 31, 2005 included current assets of $164.0 million and total assets of $509.5 million, along with total long-term debt of $132.2 million, which is scheduled to mature from 2009 to 2011. The operating cash flows from each of the Company’s operating divisions, along with the additional availability under the Company’s revolving line of credit, represent the primary sources of readily available capital for the Company. As of March 31, 2005, the Company had approximately $89.6 million of unutilized availability under its revolving line of credit. The Company’s growth strategy includes expanding its existing businesses – through internal growth as well as through suitable acquisitions – and identifying opportunities to establish operations in additional niche oil and gas service markets. The Company believes that its financial condition gives it the flexibility to consider such acquisition opportunities through the use of debt, equity, or any combination thereof.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates disclosed in its Form 10-K for the year ended December 31, 2004. In preparing its consolidated financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to potential impairments of long-lived assets (including goodwill), the collectibility of accounts receivable, and the current cost of future abandonment and decommissioning obligations. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in the Company’s operating environment. Actual results are likely to differ from the Company’s current estimates, and those differences may be material.

Results of Operations

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Revenues
Fluids	$52,058	$33,998
WA&D	42,205	22,756
Production Enhancement	24,276	13,319
Intersegment eliminations	(63)	(112)
	118,476	69,961
Gross profit
Fluids	10,113	7,387
WA&D	8,054	3,717
Production Enhancement	8,568	3,756
Intersegment eliminations and other	(4)	(11)
	26,731	14,849
Income before taxes and discontinued operations
Fluids	5,698	3,878
WA&D	4,599	363
Production Enhancement	5,378	2,204
Corporate overhead	(6,951)	(3,483)
	8,724	2,962

The above information excludes the results of the Norwegian process services business, which has been accounted for as discontinued operations.

Three months ended March 31, 2005 compared with three months ended March 31, 2004.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended March 31, 2005 were $118.5 million compared to $70.0 million for the first quarter of the prior year, an increase of 69.3%. Consolidated gross profit also increased significantly, from $14.8 million during the first quarter of 2004 to $26.7 million in the current year quarter, an increase of 80.0%. Consolidated gross profit as a percent of revenue was 22.6% during the first quarter of 2005, compared to 21.2% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $17.6 million during the first quarter of 2005, an increase of $5.6 million or 47.1% compared to the first quarter of the prior year. The increase was primarily due to the overall growth of the Company, with a large portion of the increase attributed to the addition of the Compressco and TCE operations. The increased general and administrative expenses included approximately $3.1 million of increased salary, incentive, benefits and other associated employee expenses, approximately $0.8 million of higher professional service expenses, approximately $0.5 million of increased office expenses, approximately $0.4 million of increased insurance costs and approximately $0.8 million of other general expense increases. General and administrative expenses as a percent of revenue decreased, however, to 14.8% from 17.1% in the prior year first quarter.

Other Income and Expense – Other income and expense was $1.0 million of income during the first quarter of 2005 compared to $47,000 of expense during the corresponding prior year period, primarily due to approximately $0.2 million of equity in the earnings of an unconsolidated joint venture and approximately $0.7 million of gains on sales of assets during the current year period.

Interest Expense and Income Taxes – Net interest expense was $1.5 million during the first quarter of 2005 due to the significant borrowings of long-term debt which were used to fund the Company’s acquisitions during the third quarter of 2004. During the first quarter of 2004, the Company had no long-term debt balances outstanding other than minimal amounts related to capitalized leases. The Company reduced its long-term debt balance by approximately $11.5 million during the first quarter of 2005, and interest expense should decrease in future periods if the Company utilizes surplus cash to further reduce its outstanding debt borrowings. The Company’s provision for income taxes during the first quarter of 2005 increased to $3.0 million, compared to $1.1 million during the prior year period, primarily due to increased earnings.

Net Income – Income before discontinued operations was $5.7 million during the first quarter of 2005 compared to $1.9 million in the prior year quarter, an increase of $3.8 million. Income per diluted share before discontinued operations was $0.24 on 23,908,118 average diluted shares outstanding during the first quarter of 2005 compared to $0.08 on 23,710,390 average diluted shares outstanding in the prior year quarter.

Net income was $5.7 million during the first quarter of 2005 compared to $1.8 million in the corresponding prior year period. Net income per diluted share was $0.24 on 23,908,118 average diluted shares outstanding, compared to $0.07 on 23,710,390 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $34.0 million during the first quarter of 2004 to $52.1 million during the current year period, an increase of $18.1 million or 53.1%. This increase included approximately $11.7 million of revenues from the TCE operations, which were acquired in September 2004. In addition, increased product pricing, sales volumes and service activity generated an additional $6.4 million increase.

Fluids Division gross profit increased by $2.7 million, or 36.9%, compared to the first quarter of 2004 primarily due to the increased product sales volumes during the quarter, including the impact of the TCE operations. The increased product prices received during the first quarter of 2005 were largely offset by higher product manufacturing costs.

Fluids Division income before taxes during the first quarter of 2005 totaled $5.7 million, compared to $3.9 million in the corresponding prior year period, an increase of $1.8 million or 46.9%. This increase was primarily generated by the $2.7 million increase in gross profit discussed above, and approximately $0.4 million of other income generated by TCE. These increases were partially offset by approximately $1.3 million of increased administrative expenses, including the administrative expenses of TCE.

Well Abandonment & Decommissioning Division – The WA&D Division generated revenues of $42.2 million during the first quarter of 2005, compared to $22.8 million in the prior year quarter, representing an increase of $19.4 million or 85.5%. The Division’s well abandonment and decommissioning operations reflected increased revenues of approximately $13.6 million, primarily due to a significant increase in equipment utilization due to non-seasonal offshore well abandonment and decommissioning activity by certain of the Division’s customers in the Gulf of Mexico. The majority of the Division’s service operations, particularly its offshore and decommissioning projects, typically occur during the months of April through October. Given the increased first quarter activity and recent contract awards for additional work, the Company anticipates increased well abandonment and decommissioning activity during the remainder of 2005 compared to the prior year. The Division’s exploitation and production subsidiary, Maritech, reported an increase of approximately $5.8 million in revenues during the first quarter of 2005, due to approximately $2.9 million of higher realized oil and gas sales prices compared to the prior year period, and due to a $2.9 million increase from increased production volumes primarily due to prior year producing property acquisitions.

WA&D Division gross profit increased $4.3 million, or 116.7%, from $3.7 million during the first quarter of 2004 to $8.0 million during the first quarter of 2005. The increase in first quarter well abandonment and decommissioning activity levels discussed above contributed to a significant increase in gross profit of approximately $5.0 million. Maritech’s gross profit decreased by approximately $0.6 million during the first quarter of 2005 compared to the prior year period, due to a $1.9 million property impairment related to one of its offshore properties, as required under successful efforts accounting. In addition, the impact from increased commodity prices and production volumes were partially offset by $4.4 million of increased operating expenses and depreciation during the quarter.

WA&D Division income before taxes was $4.6 million during the first quarter of 2005, an increase of $4.2 million, or 1,166.9%, compared to the first quarter of 2004. This increase was due to the $4.3 million increase in gross profit described above, plus approximately $0.7 million of gains on sales of assets during the first quarter of 2005. These increases were partially offset by approximately $0.8 million of additional administrative expenses primarily from increased employee and liability insurance related expenses.

Production Enhancement Division – Production Enhancement Division revenues increased from $13.3 million during the first quarter of 2004 to $24.3 million during the first quarter of 2005, an increase of $11.0 million, or 82.3%. This increase was primarily due to the operations of Compressco, which were acquired during the third quarter of 2004. In addition, the Division’s production testing operations revenues increased slightly during the first quarter of 2005 due to increased activity from certain of its customers.

Production Enhancement Division gross profit increased from $3.8 million during the first quarter of 2004 to $8.6 million during the first quarter of 2005, a $4.8 million or 128.1% increase. Increased gross profit was due mainly to the addition of Compressco.

Income before taxes for the Production Enhancement Division increased 144.0%, from $2.2 million during the prior year first quarter to $5.4 million during the first quarter of 2005. This increase was primarily due to the increased gross profit discussed above, less approximately $1.6 million of increased administrative costs, primarily related to administrative costs associated with Compressco.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $3.5 million during the first quarter of 2004 to $7.0 million during the first quarter of 2005, primarily due to increased administrative costs of approximately $1.9 million. In addition, the Company recorded net interest expense of approximately $1.5 million related to the outstanding balance of long-term debt during the first quarter of 2005. There were no such borrowings outstanding during the first quarter of 2004. The increase in administrative costs resulted from approximately $0.8 million of increased salaries and incentive compensation, approximately $0.7 million of increased audit and professional fee expenses, and approximately $0.4 million of increased office and other general expenses.

Liquidity and Capital Resources

The Company’s readily available capital resources consist primarily of the cash flows from its three operating divisions, and from the additional borrowing capacity under its revolving line of credit. During the quarter ended March 31, 2005, the Company generated approximately $11.3 million of cash flow from operating activities. As of March 31, 2005, the Company had $132.2 million of long-term debt outstanding, including a balance of $41.0 million under its $140 million revolving line of credit facility, which, along with approximately $9.4 million of letters of credit outstanding, leaves a net availability of approximately $89.6 million.

Operating Activities – Net cash provided by operating activities was $11.3 million during the first quarter of 2005, compared to $23.6 million during the first quarter of the prior year period, a decrease of $12.3 million. This decrease was primarily due to the timing of the collection of accounts receivable, as the Company’s increased overall operating activities resulted in significantly increased receivables during the first quarter of 2005. Net cash from operating activities was generated from the increased net income during the first quarter of 2005, which was net of increased non-cash expenses for depreciation and depletion and a Maritech property impairment. The Company has historically generated net operating cash flow from each of its three operating divisions. While the Company expects that the growth of its operations will continue, such growth and the resulting net cash flow will continue to be affected by the level of oil and gas industry activity, the impact of competition, the prices for its products and services, and the operating and administrative costs required to deliver its products and services.

In addition to the above factors, future operating cash flow will be affected by the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability was $39.5 million ($44.0 million undiscounted) as of March 31, 2005. The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates, and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amount to be paid by the previous owners of the properties. In some cases the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of March 31, 2005, Maritech’s total undiscounted decommissioning obligation is approximately $101.6 million, including an estimated profit, of which approximately $57.6 million is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – Cash capital expenditures for the quarter ended March 31, 2005 were $9.5 million. Approximately $6.5 million was invested in the Production Enhancement Division, primarily for Compressco’s continuing fleet expansion and the additions and enhancements to the Company’s production testing equipment fleet. The WA&D Division invested approximately $1.4 million, primarily for development expenditures on Maritech’s offshore oil and gas properties. Maritech performs development and exploitation operations on certain of its oil and gas properties, which are intended to increase the cash flows on such properties prior to their ultimate abandonment. The Fluids Division incurred approximately $1.5 million of capital expenditures, primarily for the expansion of blending facilities related to its domestic completion fluids business. The remaining capital expenditures were used to support general corporate activities. During the first quarter of 2005, the Company generated $1.5 million from the sales of assets, primarily from the sale by the WA&D Division of certain Maritech properties and pipeyard assets.

In addition to its ongoing development and exploitation program, Maritech continues to pursue the purchase of additional producing oil and gas properties as part of the Company’s strategy to support the WA&D Division. While future purchases of such properties are expected to be primarily funded through the assumption of the associated decommissioning liabilities, the transactions may also involve the payment or receipt of cash at closing or the receipt of cash when the associated well abandonment and decommissioning work is performed in the future.

The Company expects to continue its ongoing capital expenditure program in order to grow and expand its existing operations in each of its operating divisions. The Company expects to fund such capital expenditures in 2005 through cash flow from operations. The vast majority of the Company’s future cash capital expenditure plans is discretionary, however, and may be postponed or cancelled as conditions change. In addition, the Company’s continuing strategy also includes the pursuit of suitable acquisition transactions and the identification of opportunities to establish operations in additional niche oil and gas service markets. Given the Company’s financial position, such acquisitions could be consummated using debt, equity, or any combination thereof. To the extent the Company consummates a significant transaction, the Company’s liquidity position could be affected.

Financing Activities – To fund its fixed capital, acquisition, and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. In September 2004, the Company entered into a new five year $140 million bank credit facility, which the Company may increase to a maximum of $200 million with the agreement of the existing or additional lenders. The facility is unsecured and guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bear interest at LIBOR plus 0.75% to 1.75%, depending on a certain financial ratio of the Company. As of March 31, 2005, the weighted average interest rate on the outstanding balance under the credit facility was 4.34%. The Company pays a commitment fee ranging from 0.20% to 0.375% on unused portions of the facility.

The Company’s credit facility agreement contains customary financial ratio covenants and dollar limits on the total amount of capital expenditures, acquisitions, and asset sales. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the credit agreement. Significant deterioration of these ratios could result in a default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The credit facility agreement also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Company’s credit facility. The credit facility agreement also prohibits dividends and the Company’s repurchase of equity interests if the Company is in default or if such distribution or repurchase would result in an event of default. The Company was in compliance with all covenants and conditions of its credit facility as of March 31, 2005. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue. During the first quarter of 2005, the Company repaid approximately $9.0 million of the balance outstanding under the credit facility. The Company intends to continue to utilize surplus cash flows from operations to further reduce its borrowings.

Also in September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $36.2 million equivalent as of March 31, 2005) in aggregate principal amount of Series 2004-B Notes pursuant to a Note Purchase Agreement (collectively the Senior Notes). The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the Senior Notes is due semiannually on March 30 and September 30 of each year, commencing March 30, 2005. Pursuant to the Note Purchase Agreement, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios, and contains customary default provisions as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of March 31, 2005. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

In addition to the aforementioned revolving credit facility, the Company funds its short-term liquidity requirements from cash generated by operations, short-term vendor financing, and, to a minor extent, from leasing with institutional leasing companies. The Company believes its principal sources of liquidity, cash flow from operations, revolving credit facility, and other traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least the next twelve months.

Off Balance Sheet Arrangements – As of March 31, 2005, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at March 31, 2005 and December 31, 2004. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled “Certain Business Risks and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to Market Risk exposures of the Company as disclosed in its Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
Jan 1 – Jan 31, 2005	–		$–	–	$16,678,000

Feb 1 – Feb 28, 2005	–		$–	–	$16,678,000

Mar 1 – Mar 31, 2005	7,399	(2)	$32.09	–	$16,678,000

Total	7,399			–	$16,678,000

(1) In January 2004, the Board of Directors of the Company authorized the repurchase of up to $20 million of its common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.

(2) Shares received by the Company in connection with the exercise of certain employee stock options. These shares were not acquired pursuant to the stock repurchase program.

Item 5. Other Information.

(a) In connection with the Company’s preparation of the financial statements for the quarterly period ended March 31, 2005, management determined that a charge for the impairment of an offshore field operated by its Maritech Resources, Inc. (Maritech) subsidiary was required under generally accepted accounting principles. In connection with Maritech’s decision not to attempt certain workover procedures necessary to restore production on this offshore field, the Company charged the approximate $1.9 million net carrying value of the offshore field to earnings in the first quarter of 2005. No incremental cash expenditures are required as a result of the impairment.

(b) None.

Item 6. Exhibits.

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

TETRA Technologies, Inc.

Date: May 10, 2005	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: May 10, 2005	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 10, 2005	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer