Form 10-Q
period 2005-06-30
TETRA TECHNOLOGIES INC
filed 2005-08-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

AS OF AUGUST 1, 2005, THERE WERE 22,730,783 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$77,070	$40,780	$141,425	$81,889
Services and rentals	67,374	43,318	121,495	72,170
Total revenues	144,444	84,098	262,920	154,059

Cost of revenues:
Cost of product sales	55,991	32,481	108,714	64,594
Cost of services and rentals	44,908	32,650	83,930	55,649
Total cost of revenues	100,899	65,131	192,644	120,243
Gross profit	43,545	18,967	70,276	33,816

General and administrative expense	19,601	11,882	37,160	23,816
Operating income	23,944	7,085	33,116	10,000

Interest (income) expense, net	1,439	(90)	2,912	(184)
Other (income) expense	(762)	(378)	(1,787)	(331)
Income before taxes and discontinued operations	23,267	7,553	31,991	10,515
Provision for income taxes	8,027	2,456	11,037	3,522
Income before discontinued operations	15,240	5,097	20,954	6,993
Loss from discontinued operations, net of taxes	(269)	(218)	(270)	(346)

Net income	$14,971	$4,879	$20,684	$6,647

Basic net income per common share:
Income before discontinued operations	$0.67	$0.23	$0.93	$0.31
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.01)
Net income	$0.66	$0.22	$0.92	$0.30

Average shares outstanding	22,562	22,280	22,582	22,295

Diluted net income per common share:
Income before discontinued operations	$0.64	$0.22	$0.88	$0.30
Loss from discontinued operations	(0.01)	(0.01)	(0.01)	(0.02)
Net income	$0.63	$0.21	$0.87	$0.28

Average diluted shares outstanding	23,841	23,554	23,874	23,632

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,756	$5,561
Restricted cash	546	542
Trade accounts receivable, net of allowance for doubtful accounts of $876 in 2005 and $484 in 2004	107,424	86,544
Inventories	60,131	54,104
Deferred tax assets	1,624	1,816
Assets of discontinued operations	–	395
Prepaid expenses and other current assets	8,223	8,934
Total current assets	182,704	157,896

Property, plant and equipment:
Land and building	19,386	17,003
Machinery and equipment	226,788	219,625
Automobiles and trucks	17,523	15,466
Chemical plants	47,636	48,961
Oil and gas producing assets	64,309	58,868
Construction in progress	7,662	8,785
	383,304	368,708
Less accumulated depreciation and depletion	(158,840)	(145,688)
Net property, plant and equipment	224,464	223,020

Other assets:
Cost in excess of net assets acquired	105,658	107,643
Patents, trademarks, and other intangible assets, net of accumulated amortization of $7,895 in 2005 and $7,152 in 2004	6,792	7,952
Other assets	12,030	12,477
Total other assets	124,480	128,072
	$531,648	$508,988

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$40,989	$34,006
Accrued liabilities	36,696	26,648
Liabilities of discontinued operations	253	186
Capital lease obligations	1	4
Total current liabilities	77,939	60,844

Long-term debt	125,231	143,754
Deferred income taxes	31,963	25,971
Decommissioning liabilities	38,546	36,567
Other liabilities	5,818	5,671
Total long-term and other liabilities	201,558	211,963

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 23,371,652 shares issued at June 30, 2005 and 23,243,676 shares issued at December 31, 2004	234	232
Additional paid-in capital	107,874	105,916
Treasury stock, at cost; 809,253 shares held at June 30, 2005 and 729,554 shares held at December 31, 2004	(12,656)	(10,279)
Accumulated other comprehensive income (loss)	(2,157)	2,140
Retained earnings	158,856	138,172
Total stockholders' equity	252,151	236,181
	$531,648	$508,988

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating activities:
Net income	$20,684	$6,647
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	19,905	13,883
Oil and gas property impairment	1,907	–
Provision for deferred income taxes	4,202	574
Provision for doubtful accounts	421	(216)
Gain on sale of property, plant and equipment, net	(1,155)	(530)
Cost of compressor units sold	3,490	–
Other non-cash charges and credits	84	(40)
Equity in (income) loss of unconsolidated subsidiary	(354)	–
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(22,593)	1,923
Inventories	(6,937)	(1,053)
Prepaid expenses and other current assets	454	2,983
Trade accounts payable and accrued expenses	17,908	13,734
Decommissioning liabilities	(457)	(1,734)
Discontinued operations: non-cash charges and working capital changes	359	544
Other	9	(287)
Net cash provided by operating activities	37,927	36,428

Investing activities:
Purchases of property, plant and equipment	(27,057)	(11,928)
Acquisition of businesses	–	(4,061)
Change in restricted cash	(4)	248
Increase in other assets	(41)	(277)
Proceeds from sale of property, plant and equipment	2,662	263
Net cash used in investing activities	(24,440)	(15,755)

Financing activities:
Proceeds from long-term debt and capital lease obligations	6,613	–
Principal payments on long-term debt and capital lease obligations	(19,416)	(4)
Repurchase of common stock	(2,350)	(3,323)
Proceeds from sale of common stock and exercised stock options	1,283	2,836
Net cash used in financing activities	(13,870)	(491)
Effect of exchange rate changes on cash	(422)	–

Increase (decrease) in cash and cash equivalents	(805)	20,182
Cash and cash equivalents at beginning of period	5,561	16,677
Cash and cash equivalents at end of period	$4,756	$36,859

Supplemental cash flow information:
Interest paid	$3,250	$–
Income taxes paid	3,390	663

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$779	$4,190

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Number of weighted average common shares outstanding	22,562,399	22,279,691	22,582,048	22,295,043
Assumed exercise of stock options	1,278,482	1,274,229	1,292,265	1,336,680

Average diluted shares outstanding	23,840,881	23,553,920	23,874,313	23,631,723

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2005, the average market price of $28.69 was used.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$14,971	$4,879	$20,684	$6,647
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(935)	(579)	(2,067)	(1,157)
Pro forma net income	$14,036	$4,300	$18,617	$5,490

Earnings per share:
Basic – as reported	$0.66	$0.22	$0.92	$0.30
Basic – pro forma	$0.62	$0.19	$0.82	$0.25

Diluted – as reported	$0.63	$0.21	$0.87	$0.28
Diluted – pro forma	$0.59	$0.18	$0.78	$0.23

Average shares	22,562	22,280	22,582	22,295
Average diluted shares	23,841	23,554	23,874	23,632

New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123. As modified by the SEC in April 2005, the revised statement is effective at the beginning of the first fiscal year beginning after June 15, 2005. SFAS No. 123R must be applied to new awards and previously granted awards that are not fully vested on the effective date. The Company currently accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the above disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption. While the Company cannot accurately estimate what those future amounts will be (as they depend on, among other things, when employees exercise stock options), the amounts of operating cash flow recognized for such excess tax deductions were $0.7 million and $1.1 million during the six months ended June 30, 2005 and 2004, respectively.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107) to provide the SEC staff’s views and guidance in applying the provisions of SFAS No. 123R. SAB No. 107 was issued to assist companies with the initial implementation of SFAS No. 123R, express the SEC’s views on the interaction between SFAS No. 123R and certain SEC rules and regulations, and provide interpretations regarding the valuation of share-based payment arrangements for public companies. The Company will apply the guidance provided in SAB No. 107 prospectively, and the Company does not believe that applying the new guidance will have any impact on its financial results.

During the first quarter of 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN No. 47). The interpretation clarifies the requirement to record abandonment liabilities stemming from legal obligations when the retirement depends on a conditional future event. FIN No. 47 requires that the uncertainty about the timing or method of settlement of a conditional retirement obligation be factored into the measurement of the liability when sufficient information exists. FIN No. 47 is effective for fiscal years ending after December 31, 2005, and the Company does not believe that applying this interpretation will have a material impact on its financial results.

NOTE B – DISCONTINUED OPERATIONS

During the third quarter of 2003, the Company made the decision to dispose of its Norwegian process services operation and began selling the associated facility assets. The Company determined that the Norwegian process services operation’s long-term model did not fit its core business strategy. In April 2004, the Company sold a portion of the facility assets to a local Norwegian company. In June 2005, the Company curtailed its attempts to sell the remaining facility assets, recorded an impairment expense for the carrying value of certain of the remaining facility assets, and transported the remaining equipment to the United States for use in the Company’s domestic process services operations. The Norwegian process services operation was previously reflected as a component of the Company’s Production Enhancement Division.

The Company has accounted for its Norwegian process services business as discontinued operations, and excludes this business from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Revenues	$–	$–	$–	$70

Income (loss) before taxes	(410)	(336)	(412)	(531)
Income tax provision (benefit)	(141)	(118)	(142)	(185)
Total discontinued operations, net of taxes	$(269)	$(218)	$(270)	$(346)

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

During the first six months of 2005, Maritech sold certain oil and gas property interests in three separate transactions. In January 2005, Maritech sold a portion of its interest in the oil and gas lease covering one of its offshore properties, and retained the decommissioning liability related to the interest conveyed. In connection with the sale, the buyer committed to perform certain development drilling on the lease, received an option to participate in the drilling of a prospect identified on the lease, and agreed to carry a portion of Maritech’s share of the associated drilling costs. In February 2005, Maritech assigned a 75% interest in the oil and gas lease covering one of its offshore properties, subject to the buyer’s commencement of future drilling operations on three prospects identified on the lease. The buyer commenced drilling operations on the first well on the initial prospect in May 2005. In March 2005, Maritech acquired certain interests in an offshore oil and gas property and then sold such acquired interests to a separate party. Pursuant to these transactions, and in addition to being carried in the drilling costs discussed above, Maritech received an aggregate of $1.3 million of cash in exchange for property interests with approximately 3.8 million equivalent Mcf of primarily proved undeveloped reserves, net of reserves acquired. Maritech recorded gains and prospect fee revenues as a result of the above transactions totaling approximately $1.0 million during the six months ended June 30, 2005.

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
	(In Thousands)
General purpose revolving line of credit for $140 million with interest at LIBOR plus 0.75% - 1.75%	$36,446	$50,551
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	33,785	38,203
	125,231	143,754
Less current portion	–	–

Total long-term debt	$125,231	$143,754

NOTE E – COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,
	2005	2004
	(In Thousands)
Net income	$14,971	$4,879

Net change in derivative fair value, net of taxes of $(143) and $(203), respectively	(276)	(360)
Reclassification of derivative fair value into earnings, net of taxes of $213 and $171, respectively	405	304
Foreign currency translation adjustment, net of taxes of $(1,086) and $(15), respectively	(1,634)	(31)

Comprehensive income	$13,466	$4,792

	Six Months Ended June 30,
	2005	2004
	(In Thousands)
Net income	$20,684	$6,647

Net change in derivative fair value, net of taxes of $(973) and $(561), respectively	(1,847)	(998)
Reclassification of derivative fair value into earnings, net of taxes of $231 and $521, respectively	439	932
Foreign currency translation adjustment, net of taxes of $(1,940) and $(39), respectively	(2,889)	(77)

Comprehensive income	$16,387	$6,504

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

As shown in the table below, the Company currently has the following cash flow hedge contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
Oil swap	500 barrels/day	$42.26/barrel	January 1, 2005 – December 31, 2005
Oil swap	400 barrels/day	$57.35/barrel	April 1, 2005 – December 31, 2005
Oil swap	400 barrels/day	$54.90/barrel	January 1, 2006 – December 31, 2006
Natural gas collar	6,000 Mmbtu /day	$5.985/Mmbtu floor/ $8.735/Mmbtu cap	April 1, 2005 – December 31, 2005

The Company believes that its swap and collar agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of outstanding cash flow hedge swap and collar contracts at June 30, 2005 was approximately $2.3 million, which is included as accrued liabilities in the accompanying consolidated balance sheet. As the hedge contracts were highly effective, losses of $1.4 million from changes in contract fair value, net of taxes, as of June 30, 2005, are included in other comprehensive income (loss) within stockholders’ equity. The amounts of gains or losses from the changes in contract fair value are reclassified into earnings over the term of the hedge contracts. For the six month period ended June 30, 2005, the Company recorded approximately $0.1 million related to the ineffective portion of the change in the derivatives’ fair value and has classified such loss within other (income) expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2004, the Company borrowed 35 million Euros to fund the acquisition of the Kemira calcium chloride assets. This debt is designated as a hedge of the Company’s net investment in that foreign operation. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At June 30, 2005, the Company had 35 million Euros ($42.2 million) designated as a hedge of a net investment in a foreign operation. Changes in the foreign currency exchange rate have resulted in an increase to the cumulative translation adjustment account of $0.7 million, net of taxes, at June 30, 2005.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at June 30, 2005 and December 31, 2004. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

NOTE H – INDUSTRY SEGMENTS

The Company manages its operations through three divisions: Fluids, Well Abandonment & Decommissioning (WA&D) and Production Enhancement.

The Company’s Fluids Division manufactures and markets clear brine fluids, additives and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations both domestically and in certain regions of Europe, Asia (including the Middle East), Latin America and Africa. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of domestic and international markets outside the energy industry.

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

The Company generally evaluates performance and allocates resources with regard to its operating divisions based on profit or loss from operations before income taxes and nonrecurring charges, return on investment and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the operating units. “Corporate Overhead” includes corporate general and administrative expenses, interest income and expense, and other general corporate income and expense.

Summarized financial information concerning the business segments is as follows:

	Fluids	WA&D	Production Enhancement	Intersegment Eliminations	Corporate Overhead		Consolidated
	(In Thousands)
Three Months Ended June 30, 2005

Revenues from external customers
Products	$57,829	$16,297	$2,944	$–	$–		$77,070
Services and rentals	5,835	37,870	23,669	–	–		67,374
Intersegmented revenues	16	–	29	(45)	–		–
Total revenues	63,680	54,167	26,642	(45)	–		144,444

Income before taxes and discontinued operations	12,149	11,856	7,412	–	(8,150	)(1)	23,267

Total assets	$195,242	$145,986	$180,584	$–	$9,836		$531,648

	Fluids	WA&D	Production Enhancement	Intersegment Eliminations	Corporate Overhead		Consolidated
	(In Thousands)
Three Months Ended June 30, 2004

Revenues from external customers
Products	$29,467	$11,313	$–	$–	$–		$40,780
Services and rentals	4,549	26,277	12,492	–	–		43,318
Intersegmented revenues	21	86	42	(149)	–		–
Total revenues	34,037	37,676	12,534	(149)	–		84,098

Income before taxes and discontinued operations	4,125	5,702	1,417	–	(3,691	)(1)	7,553

Total assets	$120,750	$116,578	$52,352	$–	$44,198	(2)	$333,878

Six Months Ended June 30, 2005

Revenues from external customers
Products	$105,308	$30,790	$5,327	$–	$–		$141,425
Services and rentals	10,387	65,582	45,526	–	–		121,495
Intersegmented revenues	43	–	65	(108)	–		–
Total revenues	115,738	96,372	50,918	(108)	–		262,920

Income before taxes and discontinued operations	17,847	16,455	12,790	–	(15,101	)(1)	31,991

Total assets	$195,242	$145,986	$180,584	$–	$9,836		$531,648

Six Months Ended June 30, 2004

Revenues from external customers
Products	$60,254	$21,635	$–	$–	$–		$81,889
Services and rentals	7,741	38,663	25,766	–	–		72,170
Intersegmented revenues	40	134	87	(261)	–		–
Total revenues	68,035	60,432	25,853	(261)	–		154,059

Income before taxes and discontinued operations	8,003	6,065	3,621	–	(7,174	)(1)	10,515

Total assets	$120,750	$116,578	$52,352	$–	$44,198	(2)	$333,878

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
General and administrative expense	$6,520	$3,674	$11,848	$7,125
Interest (income) expense, net	1,472	(87)	2,989	(174)
Other general corporate (income) expense, net	158	104	264	223
Total	$8,150	$3,691	$15,101	$7,174

(2) Includes assets of discontinued operations.

NOTE I – SUBSEQUENT EVENTS

In July 2005, Maritech acquired oil and gas producing properties in the offshore Gulf of Mexico, in exchange for the assumption of approximately $35.6 million of associated decommissioning obligations. The previous owner of the properties is contractually obligated to pay up to $19.5 million of the decommissioning obligations when the abandonment and decommissioning work is performed.

In July 2005, Maritech entered into a purchase and sale agreement, subject to final due diligence prior to closing, whereby it agreed to purchase oil and gas producing properties located in the inland waters region of Louisiana. The purchase consideration totals approximately $67.6 million and consists primarily of cash plus the present value of the associated decommissioning liabilities assumed. The amount of consideration is subject to adjustment for the properties’ cash flows occurring on or after the April 1, 2005 effective date, and as otherwise provided under the terms of the agreement. In connection with the execution of the purchase and sale agreement, Maritech paid a nonrefundable cash deposit of $4.9 million.

Also in July 2005, Maritech entered into a purchase and sale agreement, subject to final due diligence prior to closing, whereby it agreed to acquire oil and gas producing properties located in the offshore and inland waters of the Gulf of Mexico region. The purchase consideration totals approximately $70.0 million and consists predominately of the present value of the associated decommissioning liabilities assumed, plus a modest cash component. The amount of consideration is subject to adjustment for the properties’ cash flows occurring on or after the January 1, 2005 effective date, and as otherwise provided under the terms of the agreement. In connection with the execution of the purchase and sale agreement, Maritech paid a nonrefundable cash deposit of $0.4 million.

In July 2005, the Company sold well abandonment equipment located in west Texas for approximately $2.1 million cash.

In August 2005, the Company’s Board of Directors declared a 3-for-2 stock split of the Company’s common stock, to be effected in the form of a stock dividend. Stockholders of record as of August 19, 2005 (the Record Date) will be entitled to one additional share for each two shares held on that date, with fractional shares paid in cash based on the closing price per share of the common stock as reported on the New York Stock Exchange on the Record Date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Strong demand for the Company’s products and services, along with the impact of acquisitions consummated during 2004, contributed to significant growth in the Company’s revenues and profitability during the second quarter of 2005 compared to the prior year period. Several of the Company’s businesses benefited from increased activity pursuant to significant product and/or service contracts with certain key customers. In addition, the operations acquired during 2004 enhanced the profitability of each of the Company’s three operating divisions and helped to make the second quarter of 2005 the most profitable quarter from operations in the Company’s history. Each of the Company’s operating divisions reported significant increases in revenue and profitability during the second quarter of 2005 compared to the prior year period. The Fluids Division’s results were strengthened by its European calcium chloride manufacturing operations (acquired in September 2004 and renamed TCE) as well as by increased domestic sales volumes and prices for both its dry calcium chloride and clear brine fluids products. The Well Abandonment & Decommissioning (WA&D) Division also reported strong results for the quarter ended June 30, 2005. The Company’s increased level of second quarter well abandonment activity was largely the result of work performed under recently awarded decommissioning contracts, and is expected to continue and result in increased revenues for the full year compared to 2004 for the WA&D Division. The Production Enhancement Division continued to report increased revenues and profitability, primarily due to the July 2004 acquisition of Compressco, Inc. (Compressco). The increased consolidated operating results during the second quarter of 2005 compared to the prior year were partially offset, however, by the increased administrative costs associated with the Company’s growth, although administrative costs as a percentage of revenues decreased during the second quarter of 2005 compared to the prior year quarter. The Company’s increased operating results during the second quarter of 2005 were also partially offset by interest expense related to the long-term debt borrowings utilized during the last half of 2004 to finance the Company’s acquisitions. The Company had no long-term debt outstanding during the first half of 2004.

The Company’s consolidated balance sheet as of June 30, 2005 included current assets of $182.7 million and total assets of $531.6 million, along with total long-term debt of $125.2 million, which is scheduled to mature from 2009 to 2011. The operating cash flows from each of the Company’s operating divisions, along with the additional availability under the Company’s revolving line of credit, represent the primary sources of readily available capital for the Company. The Company’s growth strategy includes expanding its existing businesses – through internal growth as well as through suitable acquisitions – and identifying opportunities to establish operations in additional niche oil and gas service markets. Subsequent to June 30, 2005, Maritech acquired producing oil and gas properties and signed two purchase and sale agreements, which are subject to final due diligence prior to closing, to acquire additional producing oil and gas properties. If these transactions are closed as anticipated, Maritech is expected to pay an aggregate of approximately $53.1 million cash, subject to adjustment, and assume the associated decommissioning liabilities of the acquired properties. The cash required upon closing these transactions is expected to be funded from the Company’s revolving line of credit facility. These acquisitions, if consummated, are each expected to further increase the future operating cash flows of the Company’s WA&D Division, both through the associated future well abandonment and decommissioning work and the increased production cash flows expected to be generated by the acquired properties. The Company believes that its financial condition gives it the flexibility to consider additional acquisition opportunities through the use of debt, equity, or any combination thereof.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates disclosed in its Form 10-K for the year ended December 31, 2004. In preparing its consolidated financial statements, the Company makes assumptions, estimates, and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to potential impairments of long-lived assets (including goodwill), the collectibility of accounts receivable, and the current cost of future abandonment and decommissioning obligations. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in the Company’s operating environment. Actual results are likely to differ from the Company’s current estimates, and those differences may be material.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In Thousands)
Revenues
Fluids	$63,680	$34,037	$115,738	$68,035
WA&D	54,167	37,676	96,372	60,432
Production Enhancement	26,642	12,534	50,918	25,853
Intersegment eliminations	(45)	(149)	(108)	(261)
	144,444	84,098	262,920	154,059

Gross profit
Fluids	16,789	7,306	26,902	14,693
WA&D	16,176	8,754	24,230	12,471
Production Enhancement	10,584	2,921	19,152	6,677
Intersegment eliminations and other	(4)	(14)	(8)	(25)
	43,545	18,967	70,276	33,816

Income before taxes and discontinued operations
Fluids	12,149	4,125	17,847	8,003
WA&D	11,856	5,702	16,455	6,065
Production Enhancement	7,412	1,417	12,790	3,621
Corporate overhead	(8,150)	(3,691)	(15,101)	(7,174)
	23,267	7,553	31,991	10,515

The above information excludes the results of the Norwegian process services business, which have been accounted for as discontinued operations.

Three months ended June 30, 2005 compared with three months ended June 30, 2004.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended June 30, 2005 were $144.4 million compared to $84.1 million for the second quarter of the prior year, an increase of 71.8%. Consolidated gross profit also increased significantly, from $19.0 million during the second quarter of 2004 to $43.5 million in the current year quarter, an increase of 129.6%. Consolidated gross profit as a percent of revenues was 30.1% during the second quarter of 2005, compared to 22.6% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $19.6 million during the second quarter of 2005, an increase of $7.7 million or 65.0% compared to the second quarter of the prior year. The increase was primarily due to the overall growth of the Company, with a large portion of the increase attributable to the addition of the Compressco and TCE operations. The increased general and administrative expenses included approximately $5.9 million of increased salaries, incentives, benefits and other associated employee expenses, approximately $0.9 million of higher professional service expenses, approximately $0.5 million of increased office expenses and approximately $0.3 million of other general expense increases. Despite these increases, general and administrative expenses as a percent of revenue decreased to 13.6%, from 14.1% during the prior year second quarter, due to the significant growth of the Company’s operations.

Other Income and Expense – Other income and expense was $0.8 million of income during the second quarter of 2005 compared to $0.4 million of income during the corresponding prior year period, primarily due to approximately $0.4 million of gains on sales of assets during the current year period.

Interest Expense and Income Taxes – Net interest expense was $1.4 million during the second quarter of 2005 due to the significant borrowings of long-term debt which were used to fund the Company’s acquisitions during the third quarter of 2004. During the second quarter of 2004, the Company had no long-term debt balances outstanding, other than minimal amounts related to capitalized leases. The Company reduced its long-term debt balance by approximately $3.8 million during the second quarter of 2005. The Company’s provision for income taxes during the second quarter of 2005 increased to $8.0 million, compared to $2.5 million during the prior year period, primarily due to increased earnings.

Net Income – Income before discontinued operations was $15.2 million during the second quarter of 2005 compared to $5.1 million in the prior year quarter, an increase of $10.1 million. Income per diluted share before discontinued operations was $0.64 on 23,840,881 average diluted shares outstanding during the second quarter of 2005 compared to $0.22 on 23,553,920 average diluted shares outstanding in the prior year quarter.

Net income was $15.0 million during the second quarter of 2005 compared to $4.9 million in the corresponding prior year period. Net income per diluted share was $0.63 on 23,840,881 average diluted shares outstanding, compared to $0.21 on 23,553,920 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $34.0 million during the second quarter of 2004 to $63.7 million during the current year period, an increase of $29.6 million or 87.1%. This increase included approximately $20.1 million of revenues from the Company’s TCE operations, which were acquired in September 2004. In addition, increased product pricing, sales volumes, and service activity generated an additional $9.5 million increase.

Fluids Division gross profit increased by $9.5 million, or 129.8%, compared to the second quarter of 2004 primarily due to the increased product sales volumes during the quarter, including the impact of the TCE operations. The increased product prices received during the second quarter of 2005 were largely offset by higher product manufacturing costs.

Fluids Division income before taxes during the second quarter of 2005 totaled $12.1 million, compared to $4.1 million in the corresponding prior year period, an increase of $8.0 million or 194.5%. This increase was generated by the $9.5 million increase in gross profit discussed above, approximately $0.7 million of gain from the disposal of certain international assets, and approximately $0.3 million primarily from foreign currency gains. These increases were partially offset by approximately $2.6 million of increased administrative expenses, including the administrative expenses of TCE.

Well Abandonment & Decommissioning Division – The WA&D Division generated revenues of $54.2 million during the second quarter of 2005, compared to $37.7 million in the prior year quarter, representing an increase of $16.5 million or 43.8%. The Division’s well abandonment and decommissioning operations reflected increased revenues of approximately $9.8 million, primarily due to increased equipment utilization, particularly by the Division’s decommissioning operations, and due to the purchase of an 800 ton heavy lift barge during the third quarter of 2004. The Division has also benefited from the increased activity pursuant to recently awarded contracts, as well as from an overall increased demand for its services in the Gulf of Mexico region. The Division’s exploitation and production subsidiary, Maritech, reported an increase of approximately $6.7 million in revenues during the second quarter of 2005, due to approximately $3.3 million from increased production volumes primarily due to prior year producing property acquisitions, $2.8 million from higher realized oil and gas sales prices compared to the prior year period, and $0.6 million primarily from prospect fee revenue recorded during the current year period. Subsequent to June 30, 2005, Maritech acquired oil and gas producing properties, and entered into two purchase and sale agreements to acquire additional oil and gas producing properties. If each of the pending transactions are closed as anticipated, Maritech’s revenues and operating cash flows are expected to significantly increase.

WA&D Division gross profit increased $7.4 million, or 84.8%, from $8.8 million during the second quarter of 2004 to $16.2 million during the second quarter of 2005. The increase in second quarter well abandonment and decommissioning utilization and activity levels discussed above contributed to an increase in gross profit of approximately $4.2 million. Maritech’s gross profit increased by approximately $3.2 million during the second quarter of 2005 compared to the prior year period, primarily due to the increased commodity prices previously discussed. The impact from increased production volumes were partially offset by increased operating expenses and depreciation during the quarter.

WA&D Division income before taxes was $11.9 million during the second quarter of 2005, an increase of $6.2 million, or 107.9%, compared to the second quarter of 2004. This increase was due to the $7.4 million increase in gross profit described above, less approximately $1.5 million of increased administrative expenses due primarily to increased employee and liability related expenses. In addition, the Division reflected increased gains on the sales of assets of approximately $0.3 million during the current year quarter.

Production Enhancement Division – Production Enhancement Division revenues increased from $12.5 million during the second quarter of 2004 to $26.6 million during the current year second quarter, an increase of $14.1 million, or 112.6%. This increase was primarily due to the operations of Compressco, which was acquired during the third quarter of 2004. In addition, the Division’s production testing and process services operations revenues increased by a total of approximately $1.9 million compared to the prior year quarter due to increased activity from certain of its customers.

Production Enhancement Division gross profit increased from $2.9 million during the second quarter of 2004 to $10.6 million during the second quarter of 2005, a $7.7 million or 262.3% increase. Increased gross profit was due mainly to the addition of Compressco and improved margins on the Division’s production testing operations.

Income before taxes for the Production Enhancement Division increased $6.0 million, or 423.1%, from $1.4 million during the prior year second quarter to $7.4 million during the second quarter of 2005. This increase was primarily due to the increased gross profit discussed above, less approximately $1.6 million of increased administrative costs, primarily related to administrative costs associated with Compressco.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $3.7 million during the second quarter of 2004 to $8.2 million during the second quarter of 2005, primarily due to increased administrative costs of approximately $2.8 million. In addition, the Company recorded net interest expense of approximately $1.5 million related to the outstanding balance of long-term debt during the second quarter of 2005. There were no such borrowings outstanding during the second quarter of 2004. The increase in administrative costs resulted from approximately $2.3 million of increased salaries (due largely to increased headcount) and incentive compensation, approximately $0.3 million of increased professional fee expenses, and approximately $0.3 million of increased office and other general expenses.

Six months ended June 30, 2005 compared with six months ended June 30, 2004.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the six months ended June 30, 2005 were $262.9 million compared to $154.1 million for the first six months of the prior year, an increase of 70.7%. Consolidated gross profit during the first half of 2005 also increased significantly from the prior year period, from $33.8 million during 2004 to $70.3 million in the current year period, an increase of 107.8%. Consolidated gross profit as a percent of revenues was 26.7% during the first half of 2005, compared to 22.0% during the prior year period.

General and Administrative Expenses – Consolidated general and administrative expenses were $37.2 million during the first six months of 2005, an increase of $13.3 million or 56.0% compared to the first half of 2004. The increase was primarily due to the overall growth of the Company, with a large portion of the increase attributed to the addition of the Compressco and TCE operations. The increased general and administrative expenses included approximately $9.1 million of increased salaries, incentives, benefits and other associated employee expenses, approximately $1.7 million of higher professional service expenses, approximately $1.0 million of increased office expenses, approximately $0.6 million of increased depreciation and amortization, $0.3 million of increased insurance costs and approximately $0.5 million of other general expense increases. Due to the significant increase in the Company’s operating revenues, however, general and administrative expenses as a percent of revenue decreased to 14.1% during the first half of 2005 from 15.5% in the prior year period.

Other Income and Expense – Other income and expense was $1.8 million of income during the first six months of 2005 compared to $0.3 million of income during the prior year period, an increase of $1.5 million. The increase was primarily due to approximately $0.6 million of increased foreign currency gains, approximately $0.6 million of increased net gains on sales of assets, and approximately $0.3 million of equity in the earnings of unconsolidated joint ventures.

Interest Expense and Income Taxes – Net interest expense was $2.9 million during the first six months of 2005 due to the significant borrowings of long-term debt which were used to fund the Company’s acquisitions during the third quarter of 2004. During the first six months of 2004, the Company had no long-term debt balances outstanding other than minimal amounts related to capitalized leases. The Company reduced its long-term debt balance by approximately $12.8 million during the first six months of 2005. Borrowings are expected to increase, however, in connection with the anticipated closings of Maritech’s acquisitions during the third quarter of 2005. The Company’s provision for income taxes during the first half of 2005 increased to $11.0 million, compared to $3.5 million during the prior year period, primarily due to increased earnings.

Net Income – Income before discontinued operations was $21.0 million during the first six months of 2005 compared to $7.0 million in the prior year period, an increase of 199.6%. Income per diluted share before discontinued operations was $0.88 on 23,874,313 average diluted shares outstanding during the first six months of 2005 compared to $0.30 on 23,631,723 average diluted shares outstanding in the prior year period.

Net income was $20.7 million during the first six months of 2005 compared to $6.6 million in the corresponding prior year period. Net income per diluted share was $0.87 on 23,874,313 average diluted shares outstanding, compared to $0.28 on 23,631,723 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased significantly to $115.7 million during the first six months of 2005, an increase of $47.7 million from $68.0 million during the first six months of 2004. This 70.1% increase included approximately $31.8 million of revenues from the TCE operations, which were acquired in September 2004. In addition, increased product pricing, sales volumes and service activity generated an additional $15.9 million increase.

Fluids Division gross profit increased by $12.2 million, or 83.1%, compared to the first six months of 2004 primarily due to the increased product sales volumes during the period, including the impact of the TCE operations. The increased product prices received during the first half of 2005 were largely offset by higher product manufacturing costs.

Fluids Division income before taxes during the first six months of 2005 increased by $9.8 million, totaling $17.8 million compared to $8.0 million in the prior year period, an increase of 123.0%. This increase was generated by the $12.2 million increase in gross profit discussed above, approximately $0.7 million of gain from disposal of certain international assets, and approximately $0.3 million of equity in earnings of unconsolidated joint ventures. These increases were partially offset by approximately $3.4 million of increased administrative expenses, including the administrative expenses of TCE.

Well Abandonment & Decommissioning Division – The WA&D Division revenues increased to $96.4 million during the first six months of 2005, compared to $60.4 million in the prior year period, an increase of $35.9 million or 59.5%. The Division’s well abandonment and decommissioning operations reflected increased revenues of approximately $23.5 million, primarily due to the increased activity of the Division’s decommissioning operation, which acquired an 800 ton heavy lift barge during 2004 and has benefited from recent contract awards and an overall increased activity level for its services compared to the prior year period. In addition, the Division’s inland waters and offshore abandonment operations have also reflected increased equipment utilization due to increased activity levels. The Company anticipates increased well abandonment and decommissioning activity during the remainder of 2005 compared to the prior year. The Division’s exploitation and production subsidiary, Maritech, reported an increase of approximately $12.4 million in revenues during the first six months of 2005, due to approximately $5.7 million of higher realized oil and gas sales prices compared to the prior year period, a $6.2 million increase from increased production volumes primarily due to prior year producing property acquisitions and $0.5 million increase from prospect fee revenue recorded during the current year period. Subsequent to June 30, 2005, Maritech acquired oil and gas producing properties, and entered into two purchase and sale agreements to acquire additional oil and gas producing properties. If each of the pending transactions are closed as anticipated, Maritech’s revenues and operating cash flows are expected to significantly increase.

WA&D Division gross profit increased $11.8 million, from $12.5 million during the first six months of 2004 to $24.2 million during the first six months of 2005, an increase of 94.3%. This increase was primarily due to increased operating efficiency resulting from the higher level of service activity discussed above, as the well abandonment and decommissioning operations contributed approximately $9.2 million of the increase. Maritech’s gross profit increased by approximately $2.5 million during the first six months of 2005 compared to the prior year period, as the impact from increased commodity prices and production volumes were partially offset by approximately $8.0 million of increased operating expenses and an impairment charge of approximately $1.9 million recorded during the first quarter of 2005.

WA&D Division income before taxes was $16.5 million during the first six months of 2005, compared to $6.1 million during the prior year period, an increase of $10.4 million, or 171.3%. This increase was due to the $11.8 million increase in gross profit described above, less approximately $1.4 million of increased administrative expenses primarily from increased employee and liability related expenses.

Production Enhancement Division – Production Enhancement Division revenues increased $25.1 million, from $25.9 million during the first six months of 2004 to $50.9 million during the first six months of 2005, an increase of 97.0%. This increase was primarily due to the operations of Compressco, which was acquired during the third quarter of 2004. In addition, the Division’s production testing and process services operations revenues increased by approximately $2.1 million during the first half of 2005 due to increased activity from certain of their customers.

Production Enhancement Division gross profit increased from $6.7 million during the first six months of 2004 to $19.2 million during the first six months of 2005, a $12.5 million or 186.8% increase. Increased gross profit was due mainly to the acquisition of Compressco, and also due to improvements in the production testing business.

Income before taxes for the Production Enhancement Division increased $9.2 million, or 253.2%, from $3.6 million during the first six months of 2004 to $12.8 million during the first six months of 2005. This increase was primarily due to the increased gross profit discussed above, less approximately $3.1 million of increased administrative costs, primarily related to administrative costs associated with Compressco. In addition, the Division had approximately $0.2 million of other income, including gains on sales of assets, in the prior year period.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased $7.9 million during the six months ended June 30, 2005 to $15.1 million, from $7.2 million during the prior year period, due to increased administrative costs and net interest expense. The Company recorded net interest expense of approximately $3.0 million related to the outstanding balance of long-term debt during the first half of 2005. There were no such borrowings outstanding during the first half of 2004. Administrative costs increased approximately $4.7 million due to approximately $3.2 million of increased salaries (due to increased headcount) and incentive compensation, approximately $1.0 million of increased audit and professional fee expenses, and approximately $0.5 million of increased office and other general expenses.

Liquidity and Capital Resources

The Company’s readily available capital resources consist primarily of the cash flows from its three operating divisions, and from the additional borrowing capacity under its revolving line of credit. During the six months ended June 30, 2005, the Company generated approximately $37.9 million of cash flow from operating activities. As of June 30, 2005, the Company had $125.2 million of long-term debt outstanding, including a balance of $36.4 million under its $140 million revolving line of credit facility, which, along with approximately $9.5 million of letters of credit outstanding, leaves a net availability of approximately $94.1 million.

Operating Activities – Net cash provided by operating activities was $37.9 million during the first six months of 2005, compared to $36.4 million during the prior year period, an increase of $1.5 million, despite the increased receivables resulting from the Company’s increased operating activities during the period and the use of operating cash for increased inventory requirements. Net cash from operating activities was generated from the increased net income during the first half of 2005, which was net of increased non-cash expenses for depreciation and depletion and a Maritech property impairment. The Company has historically generated net operating cash flow from each of its three operating divisions. While the Company expects that the growth of its operations will continue, such growth and the resulting net cash flow will continue to be affected by the level of oil and gas industry activity, the Company’s equipment and personnel capacity constraints, the impact of competition, the prices for its products and services, and the operating and administrative costs required to deliver its products and services.

In addition to the above factors, future operating cash flow will be affected by the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability was $40.9 million ($44.9 million undiscounted) as of June 30, 2005. The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates, and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amount to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of June 30, 2005, Maritech’s total undiscounted decommissioning obligation is approximately $102.8 million, including an estimated profit, of which approximately $57.9 million is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners. The amount of Maritech’s decommissioning obligation will increase significantly upon the anticipated closings of acquisition transactions entered into subsequent to June 30, 2005.

Investing Activities – Cash capital expenditures for the six months ended June 30, 2005 were $27.1 million. Approximately $16.8 million was invested in the Production Enhancement Division, primarily for Compressco’s continuing fleet expansion and the additions and enhancements to the Company’s production testing equipment fleet. The WA&D Division invested approximately $5.5 million, primarily for development expenditures on Maritech’s offshore oil and gas properties. Maritech performs development and exploitation operations on certain of its oil and gas properties, which are intended to increase the cash flows on such properties prior to their ultimate abandonment. The Fluids Division incurred approximately $4.3 million of capital expenditures, primarily for the expansion of blending facilities related to its domestic completion fluids business. The remaining capital expenditures were used to support general corporate activities. During the first six months of 2005, the Company generated $2.7 million from the sales of assets, primarily from the sale by the Fluids Division of certain international assets and from the sale by the WA&D Division of certain Maritech properties and pipeyard assets.

In addition to its ongoing development and exploitation program, Maritech continues to pursue the purchase of additional producing oil and gas properties as part of the Company’s strategy to support the WA&D Division. Subsequent to June 30, 2005, Maritech acquired producing oil and gas properties and signed two purchase and sale agreements, which are subject to final due diligence prior to closing, to acquire producing oil and gas properties. If these transactions are closed as anticipated, Maritech will pay an aggregate of $53.1 million cash, subject to adjustment, and assume the associated decommissioning liabilities of the acquired properties. The cash required upon closing these transactions is expected to be funded from the Company’s revolving line of credit facility. During July 2005, in connection with the purchase and sale agreements, the Company paid cash deposits totaling approximately $5.3 million from available cash. Future purchases of producing properties may also involve the payment or receipt of cash at closing or the receipt of cash when the associated well abandonment and decommissioning work is performed in the future.

The Company expects to continue its ongoing capital expenditure program in order to grow and expand its existing operations in each of its operating divisions. The Company expects to fund such capital expenditures in 2005 through cash flow from operations. The vast majority of the Company’s future cash capital expenditure plans is discretionary, however, and may be changed, postponed or cancelled as conditions change. In addition, the Company’s continuing strategy also includes the pursuit of suitable acquisition transactions and the identification of opportunities to establish operations in additional niche oil and gas service markets. Given the Company’s financial position, such acquisitions could be consummated using debt, equity, or any combination thereof. To the extent the Company consummates a significant transaction, the Company’s liquidity position could be affected.

Financing Activities – To fund its fixed capital, acquisition, and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. In September 2004, the Company entered into a new five year $140 million bank credit facility, which the Company may increase to a maximum of $200 million with the agreement of the existing or additional lenders. The facility is unsecured and guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bear interest at LIBOR plus 0.75% to 1.75%, depending on a certain financial ratio of the Company. As of June 30, 2005, the weighted average interest rate on the outstanding balance under the credit facility was 4.38%. The Company pays a commitment fee ranging from 0.20% to 0.375% on unused portions of the facility.

The Company’s credit facility agreement contains customary financial ratio covenants and dollar limits on the total amount of capital expenditures, acquisitions, and asset sales. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the credit agreement. Significant deterioration of these ratios could result in a default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The credit facility agreement also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid, or is accelerated, and such event is not remedied in a timely manner, a default will occur under the Company’s credit facility. The credit facility agreement also prohibits dividends and the Company’s repurchase of equity interests if the Company is in default, or if such distribution or repurchase would result in an event of default. The Company was in compliance with all covenants and conditions of its credit facility as of June 30, 2005. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue. During the first six months of 2005, the Company repaid approximately $12.8 million of the balance outstanding under the credit facility. The Company intends to continue to utilize surplus cash flows from operations to further reduce its borrowings. The Company anticipates paying the majority of the remaining purchase consideration to be required at the closings of the above mentioned Maritech acquisition transactions using the Company’s revolving line of credit facility.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $33.8 million equivalent as of June 30, 2005) in aggregate principal amount of Series 2004-B Notes pursuant to a Note Purchase Agreement (collectively the Senior Notes). The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the Senior Notes is due semiannually on March 30 and September 30 of each year, commencing March 30, 2005. Pursuant to the Note Purchase Agreement, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios, and contains customary default provisions as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of June 30, 2005. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

Off Balance Sheet Arrangements – As of June 30, 2005, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at June 30, 2005 and December 31, 2004. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled “Certain Business Risks and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to Market Risk exposures of the Company as disclosed in its Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2005	–	$–	–	$16,678,000

May 1 – May 31, 2005	87,300	$26.92	87,300	$14,327,000

June 1 – June 30, 2005	–	$–	–	$14,327,000

Total	87,300		87,300	$14,327,000

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

Item 4. Submission of Matters to a Vote of Security Holders.

On May 10, 2005, the Company held its annual meeting of stockholders, at which the Company’s stockholders voted on the following proposals:

Proposal 1: Election of Directors

The following individuals were nominated and elected as Class III Directors of the Company:

	Votes For	Votes Withheld
Hoyt Ammidon, Jr.	19,946,311	1,821,970
Kenneth P. Mitchell	19,931,361	1,836,920
Kenneth E. White, Jr.	19,994,061	1,774,220

In addition to the directors elected at the annual meeting, the terms of the following directors continued after the annual meeting: Paul D. Coombs, Ralph S. Cunningham, Tom H. Delimitros, Geoffrey M. Hertel, Allen T. McInnes, and J. Taft Symonds.

Proposal 2: Ratification and approval of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2005.

Votes For	Votes Against	Votes Abstained
21,151,189	612,524	4,568

Proposal 3: Adoption of the TETRA Technologies, Inc. 2005 Equity Incentive Compensation Plan.

Votes For	Votes Against	Votes Abstained
4,634,665	14,466,687	1,137,033

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits:

10.1+

Nonqualified Stock Option Agreement between TETRA Technologies, Inc. and Stuart Brightman, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 22, 2005 (SEC File No. 001-13455)).

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

+ Management compensation agreement.

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

TETRA Technologies, Inc.

Date: August 9, 2005	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: August 9, 2005	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: August 9, 2005	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer