Form 10-Q
period 2005-09-30
TETRA TECHNOLOGIES INC
filed 2005-11-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [   ] NO [ X ]

AS OF NOVEMBER 1, 2005, THERE WERE 34,698,913 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$59,917	$43,887	$201,342	$125,776
Services and rentals	62,593	46,036	184,088	118,206
Total revenues	122,510	89,923	385,430	243,982

Cost of revenues:
Cost of product sales	49,840	33,617	158,554	98,211
Cost of services and rentals	45,211	34,113	129,141	89,762
Total cost of revenues	95,051	67,730	287,695	187,973
Gross profit	27,459	22,193	97,735	56,009

General and administrative expense	18,433	14,417	55,593	38,233
Operating income	9,026	7,776	42,142	17,776

Interest (income) expense, net	1,408	403	4,320	219
Other (income) expense	(1,223)	(8)	(3,010)	(339)
Income before taxes and discontinued operations	8,841	7,381	40,832	17,896
Provision for income taxes	2,644	2,258	13,681	5,780
Income before discontinued operations	6,197	5,123	27,151	12,116
Loss from discontinued operations, net of taxes	–	(3)	(270)	(349)

Net income	$6,197	$5,120	$26,881	$11,767

Basic net income per common share:
Income before discontinued operations	$0.18	$0.15	$0.80	$0.36
Loss from discontinued operations	–	(0.00)	(0.01)	(0.01)
Net income	$0.18	$0.15	$0.79	$0.35

Average shares outstanding	34,691	33,563	34,149	33,483

Diluted net income per common share:
Income before discontinued operations	$0.17	$0.14	$0.76	$0.34
Loss from discontinued operations	–	(0.00)	(0.01)	(0.01)
Net income	$0.17	$0.14	$0.75	$0.33

Average diluted shares outstanding	36,287	35,592	35,972	35,496

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,240	$5,561
Restricted cash	550	542
Trade accounts receivable, net of allowance for doubtful accounts of $1,149 in 2005 and $484 in 2004	105,123	86,544
Inventories	68,894	54,104
Deferred tax assets	1,709	1,816
Assets of discontinued operations	–	395
Prepaid expenses and other current assets	11,470	8,934
Total current assets	190,986	157,896

Property, plant and equipment:
Land and building	18,498	17,003
Machinery and equipment	228,479	219,625
Automobiles and trucks	16,817	15,466
Chemical plants	47,638	48,961
Oil and gas producing assets	202,053	58,868
Construction in progress	10,242	8,785
	523,727	368,708
Less accumulated depreciation and depletion	(164,606)	(145,688)
Net property, plant and equipment	359,121	223,020

Other assets:
Cost in excess of net assets acquired	105,646	107,643
Patents, trademarks, and other intangible assets, net of accumulated amortization of $8,251 in 2005 and $7,152 in 2004	6,434	7,952
Other assets	11,743	12,477
Total other assets	123,823	128,072
	$673,930	$508,988

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$49,314	$34,006
Derivative liability	14,488	60
Current portion of decommissioning liabilities	9,227	2,532
Other accrued liabilities	46,320	24,060
Liabilities of discontinued operations	164	186
Total current liabilities	119,513	60,844

Long-term debt	132,963	143,754
Deferred income taxes	24,423	25,971
Decommissioning liabilities, net	127,837	36,567
Other liabilities	5,692	5,671
Total long-term and other liabilities	290,915	211,963

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 35,839,964 shares issued at September 30, 2005 and 34,865,514 shares issued at December 31, 2004	359	349
Additional paid-in capital	119,573	105,799
Treasury stock, at cost; 1,148,488 shares held at September 30, 2005 and 1,094,331 shares held at December 31, 2004	(12,064)	(10,279)
Accumulated other comprehensive income (loss)	(9,419)	2,140
Retained earnings	165,053	138,172
Total stockholders' equity	263,502	236,181
	$673,930	$508,988

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating activities:
Net income	$26,881	$11,767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	30,972	22,646
Oil and gas property impairment	1,907	–
Provision for deferred income taxes	2,087	800
Provision for doubtful accounts	686	(138)
Gain on sale of property, plant and equipment, net	(2,345)	(520)
Cost of compressor units sold	5,317	1,006
Other non-cash charges and credits	1,503	129
Equity in income of unconsolidated subsidiary	(345)	–
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(19,584)	2,202
Inventories	(15,417)	(7,048)
Prepaid expenses and other current assets	(2,774)	3,357
Trade accounts payable and accrued expenses	42,190	14,956
Decommissioning liabilities	(1,901)	(3,140)
Discontinued operations: non-cash charges and working capital changes	270	545
Other	268	(437)
Net cash provided by operating activities	69,715	46,125

Investing activities:
Purchases of property, plant and equipment	(78,627)	(45,175)
Acquisition of businesses	–	(151,091)
Change in restricted cash	(8)	248
Increase in other assets	(238)	(125)
Proceeds from sale of property, plant and equipment	5,470	356
Net cash used in investing activities	(73,403)	(195,787)

Financing activities:
Proceeds from long-term debt and capital lease obligations	44,613	265,987
Principal payments on long-term debt and capital lease obligations	(49,621)	(130,038)
Repurchase of common stock	(2,352)	(3,323)
Proceeds from sale of common stock and exercised stock options	9,078	3,771
Net cash provided by financing activities	1,718	136,397
Effect of exchange rate changes on cash	(351)	–

Decrease in cash and cash equivalents	(2,321)	(13,265)
Cash and cash equivalents at beginning of period	5,561	16,677
Cash and cash equivalents at end of period	$3,240	$3,412

Supplemental cash flow information:
Interest paid	$5,875	$362
Income taxes paid	9,597	652

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$81,290	$7,477

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

In August 2005, the Company declared a 3-for-2 stock split, which was effected in the form of a stock dividend to all stockholders of record as of August 19, 2005 (the Record Date). On August 26, 2005, stockholders received one additional share of common stock for each two shares held on the Record Date, with fractional shares paid in cash based on the closing price per share of the common stock on the Record Date. The accompanying unaudited consolidated financial statements retroactively reflect the effect of the 3-for-2 stock split and, accordingly, all disclosures involving the number of shares of common stock outstanding or issued, and all per share amounts, retroactively reflect the impact of the stock split.

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Number of weighted average common shares outstanding	34,691,476	33,563,186	34,148,872	33,483,213
Assumed exercise of stock options	1,595,890	2,029,248	1,822,974	2,013,185

Average diluted shares outstanding	36,287,366	35,592,434	35,971,846	35,496,398

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2005, the average market price of $21.62 was used.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$6,197	$5,120	$26,881	$11,767
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(633)	(609)	(2,700)	(1,766)
Pro forma net income	$5,564	$4,511	$24,181	$10,001

Earnings per share:
Basic – as reported	$0.18	$0.15	$0.79	$0.35
Basic – pro forma	$0.16	$0.13	$0.71	$0.30

Diluted – as reported	$0.17	$0.14	$0.75	$0.33
Diluted – pro forma	$0.15	$0.13	$0.67	$0.28

Average shares	34,691	33,563	34,149	33,483
Average diluted shares	36,287	35,592	35,972	35,496

Hurricane Repair Expenses

The Company incurred damages to certain of its onshore and offshore operating equipment and facilities as a result of hurricanes Katrina and Rita during the third quarter of 2005. The damages affected certain of the Company’s fluids facilities, as well as certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech Resources, Inc. (Maritech) subsidiary also suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms were completely destroyed. The Company is currently assessing the extent of such damages, and has begun efforts to repair and restore certain damaged assets. The Company maintains customary insurance protection covering substantially all of the damages incurred; however, certain uninsured assets which were destroyed during the storms have been charged to earnings. In addition, repair costs incurred up to the amount of deductibles are charged to earnings as they are incurred.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standard Board (FASB) issued SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R), which is a revision of SFAS No. 123. As modified by the SEC in April 2005, the revised statement is effective at the beginning of the first fiscal year beginning after June 15, 2005. SFAS No. 123R must be applied to new awards and previously granted awards that are not fully vested on the effective date. The Company currently accounts for stock-based compensation using the intrinsic value method. Accordingly, compensation cost for previously granted awards that were not recognized under SFAS No. 123 will be recognized under SFAS No. 123R. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the above disclosure of pro forma net income and earnings per share. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flow and increase net financing cash flow in periods after adoption. While the Company cannot accurately estimate what those future amounts will be (as they depend on, among other things, when employees exercise stock options), the amounts of operating cash flow recognized for such excess tax deductions were $5.3 million and $1.8 million during the nine months ended September 30, 2005 and 2004, respectively.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107) to provide the SEC staff’s views and guidance in applying the provisions of SFAS No. 123R. SAB No. 107 was issued to assist companies with the initial implementation of SFAS No. 123R, express the SEC’s views on the interaction between SFAS No. 123R and certain SEC rules and regulations, and provide interpretations regarding the valuation of share-based payment arrangements for public companies. The Company will apply the guidance provided in SAB No. 107 prospectively, and the Company does not believe that applying the new guidance will have a material impact on its financial results.

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

NOTE B – ACQUISITIONS AND DISPOSITIONS

In July 2005, pursuant to a purchase and sale agreement entered into in June 2005, Maritech acquired oil and gas producing properties located in the offshore Gulf of Mexico, in exchange for the assumption of the associated decommissioning obligations with an undiscounted value of approximately $35.6 million. The previous owner of the properties is contractually obligated to pay up to $19.5 million of the decommissioning obligations when the abandonment and decommissioning work is performed. The acquired oil and gas producing properties were recorded at a cost of approximately $13.0 million, consisting primarily of the discounted fair value of the net decommissioning liability assumed.

In August 2005, pursuant to a purchase and sale agreement entered into in July 2005, a wholly owned subsidiary of Maritech acquired oil and gas producing properties located in the inland waters region of Louisiana in exchange for the assumption of the associated decommissioning liabilities with a discounted fair value of approximately $17.8 million. The purchase and sale agreement also provided for cash consideration to be paid by Maritech of $49.1 million, subject to adjustment for the acquired properties’ cash flows occurring on or after the April 1, 2005 effective date. As a result of such cash adjustment for the acquired properties’ cash flows, Maritech paid net cash of approximately $41.6 million and recorded the acquired properties at a cost of approximately $59.4 million.

In September 2005, pursuant to a purchase and sale agreement entered into in July 2005, Maritech acquired oil and gas producing properties located in the offshore and inland waters region of the Gulf of Mexico in exchange for the assumption of the associated decommissioning liabilities with a discounted fair value of approximately $66.1 million, along with other associated liabilities of approximately $2.2 million. The purchase and sale agreement also provided for Maritech to pay cash consideration of $4.0 million, subject to adjustment for the effects of exercised preferential rights and the properties’ cash flows occurring on or after the January 1, 2005 effective date. As a result of approximately $22.3 million of such cash adjustments primarily relating to the properties’ cash flows, Maritech received a net settlement of approximately $18.3 million of cash at closing, which remains subject to final adjustment. The acquired oil and gas producing properties were recorded at their net cost of approximately $51.7 million, which includes approximately $1.7 million of associated transaction costs.

The results of operations from each of the above oil and gas property acquisitions are included within the Company’s Well Abandonment & Decommissioning segment, beginning in the month in which the acquisition was consummated. For each of the above acquisitions of oil and gas properties, the Company has allocated the acquisition purchase price to the specific properties acquired based on the estimated fair values of the properties. Such allocation is preliminary and may change as additional information becomes available.

The pro forma information presented below has been provided to give effect to the September 2005 acquisition of oil and gas producing properties by Maritech as if it had occurred at the beginning of the periods presented. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions deemed appropriate by the Company. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transaction had occurred in the past and the Company’s operating results may have been different from those reflected in the pro forma information below. The pro forma information is not indicative of future results to be expected by the Company due to the production declines of the oil and gas properties acquired and other changes in the properties’ operations. Therefore, the pro forma information should not be relied upon as an indication of the operating results that the Company would have achieved if the transaction had occurred at the beginning of the periods presented or the future results that the Company will achieve after the acquisition.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pro Forma Financial Information	2005	2004	2005	2004
	(In Thousands, Except Per Share Amounts)
Revenues	$129,915	$106,155	$415,584	$300,441
Income before discontinued operations	6,455	5,358	27,651	16,114
Net income	$6,455	$5,355	$27,381	$15,765

Per share information:
Income before discontinued operations
Basic	$0.19	$0.16	$0.81	$0.48
Diluted	$0.18	$0.15	$0.77	$0.45

Net income
Basic	$0.19	$0.16	$0.80	$0.47
Diluted	$0.18	$0.15	$0.76	$0.44

During the first nine months of 2005, Maritech sold certain oil and gas property interests in four separate transactions. In January 2005, Maritech sold a portion of its interest in the oil and gas lease covering one of its offshore properties and retained the decommissioning liability related to the interest conveyed. In connection with the sale, the buyer committed to perform certain development drilling on the lease, received an option to participate in the drilling of a prospect identified on the lease, and agreed to carry a portion of Maritech’s share of the associated drilling costs. In February 2005, Maritech assigned a 75% interest in the oil and gas lease covering one of its offshore properties, subject to the buyer’s commencement of future drilling operations on three prospects identified on the lease. The buyer commenced drilling operations on the first well on the initial prospect in May 2005. In March 2005, Maritech acquired certain interests in an offshore oil and gas property and then sold such acquired interests to a separate party. In August 2005, Maritech sold its interest in an oil and gas property in exchange for the buyer’s assumption of the associated decommissioning liability. Pursuant to these transactions, and in addition to being carried in the drilling costs discussed above, Maritech received an aggregate of $1.3 million cash in exchange for property interests with approximately 7.8 million equivalent Mcf of primarily proved undeveloped reserves, net of reserves acquired. Maritech recorded gains and prospect fee revenues as a result of the above transactions totaling approximately $2.0 million during the nine months ended September 30, 2005.

In May 2005, the Company’s Fluids Division sold certain international assets for approximately $1.0 million cash. In July 2005, the Company sold certain well abandonment equipment located in west Texas for approximately $2.1 million cash. In connection with these transactions, the Company recorded gains totaling approximately $1.0 million during the nine months ended September 30, 2005.

NOTE C – DISCONTINUED OPERATIONS

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

The Company has accounted for its Norwegian process services business as discontinued operations, and excludes this business from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands)
Revenues	$–	$–	$–	$70

Income (loss) before taxes	–	(4)	(412)	(535)
Income tax provision (benefit)	–	(1)	(142)	(186)
Loss from discontinued operations, net of taxes	$–	$(3)	$(270)	$(349)

NOTE D – OIL AND GAS OPERATIONS

The Company follows the successful efforts method of accounting for the oil and gas operations of its Maritech subsidiary. Under the successful efforts method, all capitalized costs of oil and gas properties are accumulated and recorded separately for each field, and are assessed for impairment in value whenever indicators become evident, with any impairment charged to expense. In connection with Maritech’s decision not to attempt certain workover procedures necessary to restore production on an offshore field which it operates, the Company charged the approximately $1.9 million net carrying value of such field to earnings during the first quarter of 2005.

NOTE E – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
	(In Thousands)
General purpose revolving line of credit for $140 million with interest at LIBOR plus 0.75% - 1.75%	$44,229	$50,551
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	33,734	38,203
	132,963	143,754
Less current portion	–	–

Total long-term debt	$132,963	$143,754

NOTE F – COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,
	2005	2004
	(In Thousands)
Net income	$6,197	$5,120

Net change in derivative fair value, net of taxes of $(4,801) and $(500), respectively	(7,901)	(865)
Reclassification of derivative fair value into earnings, net of taxes of $248 and $228, respectively	369	395
Foreign currency translation adjustment, net of taxes of $13 and $57, respectively	270	109

Comprehensive income (loss)	$(1,065)	$4,759

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
Net income	$26,881	$11,767

Net change in derivative fair value, net of taxes of $(5,774) and $(1,061), respectively	(9,748)	(1,863)
Reclassification of derivative fair value into earnings, net of taxes of $479 and $749, respectively	808	1,327
Foreign currency translation adjustment, net of taxes of $(1,953) and $18, respectively	(2,619)	32

Comprehensive income	$15,322	$11,263

NOTE G – HEDGE CONTRACTS

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

The Company believes that its swap and collar agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the liability for outstanding cash flow hedge swap and collar contracts at September 30, 2005 was approximately $14.5 million, which is included in current liabilities in the accompanying consolidated balance sheet. Such amount increased by approximately $12.2 million during the third quarter of 2005. Changes in the fair value of the liability, net of taxes, are recorded in other comprehensive income (loss) within stockholders’ equity. The amounts of gains or losses from the changes in contract fair value are reclassified into earnings over the term of the hedge contracts. For the nine month period ended September 30, 2005, the Company recorded approximately $0.2 million related to the ineffective portion of the change in the derivatives’ fair value and has classified such loss within other (income) expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2004, the Company borrowed 35 million Euros to fund the acquisition of the calcium chloride assets purchased from the Finnish chemical company, Kemira. This debt is designated as a hedge of the Company’s net investment in that foreign operation. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At September 30, 2005, the Company had 34 million Euros ($41.0 million) designated as a hedge of a net investment in a foreign operation. Since the inception of the hedge, and as of September 30, 2005, changes in the foreign currency exchange rate have resulted in a decrease of approximately $1.2 million in the value of the outstanding debt balance and an associated cumulative translation adjustment account of $0.8 million, net of taxes.

NOTE H – COMMITMENTS AND CONTINGENCIES

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at September 30, 2005 and December 31, 2004. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

NOTE I – INDUSTRY SEGMENTS

The Company manages its operations through three divisions: Fluids, Well Abandonment & Decommissioning (WA&D) and Production Enhancement.

The Company’s Fluids Division manufactures and markets clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations both domestically and in certain regions of Europe, Asia (including the Middle East), Latin America and Africa. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of domestic and international markets outside the energy industry.

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

The Company’s Production Enhancement Division provides production testing services to the Texas, Louisiana, Alabama, Mississippi, the offshore Gulf of Mexico and certain Latin American markets. In addition, it is engaged in the design, fabrication, sale, lease and service of wellhead compression equipment primarily used to enhance production from mature, low pressure natural gas wells located principally in the mid-continent, mid-western, western, Rocky Mountain, Texas and Louisiana regions of the United States as well as in western Canada and Mexico. The Division also provides the technology and services required for the separation and recycling of oily residuals generated from petroleum refining operations.

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

Summarized financial information concerning the business segments is as follows:

	Fluids	WA&D	Production Enhancement	Intersegment Eliminations	Corporate Overhead		Consolidated
	(In Thousands)
Three Months Ended September 30, 2005

Revenues from external customers
Products	$41,823	$15,095	$2,999	$–	$–		$59,917
Services and rentals	5,222	33,166	24,205	–	–		62,593
Intersegmented revenues	13	–	19	(32)	–		–
Total revenues	47,058	48,261	27,223	(32)	–		122,510

Income before taxes and discontinued operations	6,233	2,618	7,077	–	(7,087	)(1)	8,841

Total assets	$190,960	$283,564	$186,703	$–	$12,703		$673,930

Three Months Ended September 30, 2004

Revenues from external customers
Products	$29,590	$12,665	$1,632	$–	$–		$43,887
Services and rentals	4,856	24,463	16,717	–	–		46,036
Intersegmented revenues	33	(9)	37	(61)	–		–
Total revenues	34,479	37,119	18,386	(61)	–		89,923

Income before taxes and discontinued operations	3,187	5,652	3,047	–	(4,505	)(1)	7,381

Total assets	$162,521	$141,149	$170,039	$–	$11,641	(2)	$485,350

Nine Months Ended September 30, 2005

Revenues from external customers
Products	$147,131	$45,885	$8,326	$–	$–		$201,342
Services and rentals	15,609	98,748	69,731	–	–		184,088
Intersegmented revenues	56	–	84	(140)	–		–
Total revenues	162,796	144,633	78,141	(140)	–		385,430

Income before taxes and discontinued operations	24,080	19,073	19,867	–	(22,188	)(1)	40,832

Total assets	$190,960	$283,564	$186,703	$–	$12,703		$673,930

Nine Months Ended September 30, 2004

Revenues from external customers
Products	$89,844	$34,300	$1,632	$–	$–		$125,776
Services and rentals	12,597	63,126	42,483	–	–		118,206
Intersegmented revenues	73	125	124	(322)	–		–
Total revenues	102,514	97,551	44,239	(322)	–		243,982

Income before taxes and discontinued operations	11,190	11,717	6,668	–	(11,679	)(1)	17,896

Total assets	$162,521	$141,149	$170,039	$–	$11,641	(2)	$485,350

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In Thousands)
General and administrative expense	$5,470	$3,912	$17,318	$11,037
Interest (income) expense, net	1,392	392	4,381	218
Other general corporate (income) expense, net	225	201	489	424
Total	$7,087	$4,505	$22,188	$11,679

(2) Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Despite the impact of two hurricanes during the third quarter of 2005, the Company continued to show growth in revenues and profitability as compared to the prior year period. Hurricanes Katrina and Rita affected several of the Company’s operations in the U.S. Gulf of Mexico, including fluids sales, oil and gas production, well abandonment and decommissioning and production testing activity. The Company suffered damages at certain of its fluids facilities, and to certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech Resources, Inc. subsidiary (Maritech) suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms were completely destroyed. The Company is currently assessing the extent of such damages, and has begun efforts to repair and restore certain damaged assets. The Company maintains insurance protection covering substantially all of the property damages incurred; however, repair costs incurred up to the amount of deductibles are charged to earnings as they are incurred. A portion of such repair costs were incurred during the third quarter of 2005. The Company’s insurance protection does not include business interruption coverage. The Company expects to reestablish all of its businesses that were interrupted by the storm, and as of November 9, 2005, only one of its fluids facilities has yet to resume operations. Maritech suffered its most severe offshore platform damage on low or non-producing property locations. Maritech has resumed daily production from a portion of its producing properties, and is currently assessing damages to its production platforms, and planning and performing necessary repair efforts. Much of Maritech’s production is processed through neighboring platforms, pipelines, and onshore processing facilities of other operators and third parties. The full resumption of Maritech’s production levels will therefore also depend on the damage assessments and repairs of certain of these third party assets, the timing of which is outside of Maritech’s control. Even with the disruptions to the Company’s consolidated operations caused by the storms, the Company’s year to date revenues, gross profit and pretax earnings increased compared to the prior year period, reflecting the impact of acquisitions and growth by each of its operating segments. Fluids Division results include the impact of increased pricing and activity, as well as the impact of the September 2004 acquisition of its TCE operations. The Well Abandonment & Decommissioning (WA&D) Division results reflect the increased level of abandonment and decommissioning activity by several of its customers. The Division’s Maritech subsidiary closed three significant acquisitions of producing properties during the third quarter of 2005, although storm interruptions postponed much of the revenue and profitability impact from these acquisitions. The Company’s Production Enhancement Division also increased its operations due primarily to the July 2004 acquisition of its Compressco operations as well as from increased production testing activity.

The Company’s consolidated balance sheet as of September 30, 2005 included current assets of $191.0 million and total assets of $673.9 million, along with total long-term debt of $133.0 million, which is scheduled to mature from 2009 to 2011. The operating cash flows from each of the Company’s operating divisions, along with the additional availability under the Company’s revolving line of credit, represent the primary sources of readily available capital for the Company. The Company’s growth strategy includes expanding its existing businesses – through internal growth as well as through suitable acquisitions – and identifying opportunities to establish operations in additional niche oil and gas service markets. The acquisitions of oil and gas producing properties made by Maritech are expected to significantly increase the Company’s operating cash flows both through the third party share of associated future well abandonment and decommissioning work and the increased oil and gas production cash flows expected to be generated by the acquired properties. Exposure to oil and gas commodity price fluctuations related to the increased oil and gas production cash flows is expected to be mitigated by additional commodity derivative transactions entered into during the third quarter of 2005. The Company funded the cash required to acquire these producing properties with borrowings under its bank credit facility. Such additional borrowings were more than offset, however, by repayments funded by the Company’s operating cash flows, resulting in a reduction of the outstanding balance under the facility from December 31, 2004. The Company’s present financial condition gives it the flexibility to consider additional acquisition opportunities through the use of debt, equity, or any combination thereof.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In Thousands)
Revenues
Fluids	$47,058	$34,479	$162,796	$102,514
WA&D	48,261	37,119	144,633	97,551
Production Enhancement	27,223	18,386	78,141	44,239
Intersegment eliminations	(32)	(61)	(140)	(322)
	122,510	89,923	385,430	243,982

Gross profit
Fluids	11,288	7,078	38,190	21,771
WA&D	5,732	9,351	29,962	21,822
Production Enhancement	10,435	5,759	29,587	12,436
Intersegment eliminations and other	4	5	(4)	(20)
	27,459	22,193	97,735	56,009

Income before taxes and discontinued operations
Fluids	6,233	3,187	24,080	11,190
WA&D	2,618	5,652	19,073	11,717
Production Enhancement	7,077	3,047	19,867	6,668
Corporate overhead	(7,087)	(4,505)	(22,188)	(11,679)
	8,841	7,381	40,832	17,896

The above information excludes the results of the Norwegian process services business, which have been accounted for as discontinued operations.

Three months ended September 30, 2005 compared with three months ended September 30, 2004.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended September 30, 2005 were $122.5 million compared to $89.9 million for the third quarter of the prior year, an increase of 36.2%. Consolidated gross profit increased to $27.5 million in the current year quarter from $22.2 million during the third quarter of 2004, an increase of 23.7%. Consolidated gross profit as a percent of revenues was 22.4% during the third quarter of 2005, compared to 24.7% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $18.4 million during the third quarter of 2005, compared to $14.4 million during the prior year period, an increase of $4.0 million or 27.9%. The increased general and administrative expenses included approximately $2.1 million of increased salaries, incentives, benefits and other associated employee expenses, approximately $0.6 million of higher professional service expenses, approximately $0.7 million of increased depreciation and accretion expenses and approximately $0.6 million of other general expense increases. Despite these increases, general and administrative expenses as a percent of revenue decreased to 15.0%, from 16.0% during the third quarter of the prior year, due to the significant growth of the Company’s operations.

Other Income and Expense – Other income and expense was $1.2 million of income during the third quarter of 2005 primarily from gains on sales of assets during the period.

Interest Expense and Income Taxes – Net interest expense was $1.4 million during the third quarter of 2005, compared to $0.4 million in the prior year period, due to the significant borrowings of long-term debt which were used to fund the Company’s acquisitions during the third quarter of 2004. Such borrowings were outstanding for only a portion of the third quarter of 2004. In addition, the Company increased its net long-term debt balance by approximately $7.7 million during the third quarter of 2005, as borrowings primarily to fund an acquisition of oil and gas properties were partially offset by repayments during the period. The Company’s provision for income taxes during the third quarter of 2005 increased to $2.6 million, compared to $2.3 million during the prior year period, primarily due to increased earnings.

Net Income – Income before discontinued operations was $6.2 million during the third quarter of 2005, compared to $5.1 million in the prior year quarter, an increase of $1.1 million or 21.0%. Income per diluted share before discontinued operations was $0.17 on 36,287,366 average diluted shares outstanding during the third quarter of 2005 compared to $0.14 on 35,592,434 average diluted shares outstanding in the prior year quarter.

Net income was $6.2 million during the third quarter of 2005 compared to $5.1 million in the corresponding prior year period. Net income per diluted share was $0.17 on 36,287,366 average diluted shares outstanding, compared to $0.14 on 35,592,434 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $34.5 million during the third quarter of 2004 to $47.1 million during the third quarter of 2005, an increase of $12.6 million or 36.5%. This increase included approximately $9.2 million of revenues from the Company’s TCE operations, which were acquired in September 2004. In addition, increased product pricing, sales volumes, and service activity generated an additional $3.4 million increase. The Fluids Division incurred damage to certain of its facilities as a result of hurricanes during the third quarter of 2005. In October 2005, one of the Division’s main raw material suppliers announced that it has permanently ceased production from its TDI plant in Lake Charles, Louisiana. This plant supplies feedstock to the Division’s Lake Charles calcium chloride manufacturing facility, which the Division is operating at a reduced level for an indefinite period while it reviews alternative sources of supply. The Lake Charles facility has generated approximately 12% of the Division’s revenues during 2005. During this period when the Company is attempting to acquire supplies from other sources, and until an alternative feedstock supplier is identified, Fluids Division revenues could be decreased as a result of the plant’s reduced operations.

Fluids Division gross profit increased by $4.2 million, or 59.5%, compared to the third quarter of 2004 primarily due to the increased product sales volumes during the third quarter, including the impact of the TCE operations. The increased product prices received during the third quarter of 2005 and a favorable mix of higher margin products and services contributed to the increased gross profit. Most of the damage to certain of the Division’s assets caused by the third quarter hurricanes are covered under the Company’s various insurance policies. Future levels of gross profit may be impacted as the feedstock supply for the Division’s Lake Charles manufacturing facility is obtained from alternate sources that may result in higher finished product costs.

Fluids Division income before taxes during the third quarter of 2005 totaled $6.2 million, compared to $3.2 million in the corresponding prior year period, an increase of $3.0 million or 95.6%. This increase was generated by the $4.2 million increase in gross profit discussed above, and approximately $0.2 million primarily from increased foreign currency gains. These increases were partially offset by approximately $1.4 million of increased administrative expenses, including the administrative expenses of TCE.

Well Abandonment & Decommissioning Division – WA&D Division revenues increased $11.1 million to $48.3 million during the third quarter of 2005, from $37.1 million in the prior year quarter, representing an increase of 30.0%. Well abandonment and decommissioning service revenues increased by approximately $8.7 million, despite hurricane interruptions during the last half of the third quarter. This increase in service revenues was mainly due to increased equipment utilization, particularly by the Division’s decommissioning operations, and due to the purchase of an 800 ton heavy lift barge during the third quarter of 2004. Many operators in the offshore Gulf of Mexico region experienced damage to, or loss of, production platforms during the third quarter storms. As a result, the Division expects increased demand for its services which may result in increased revenues in the future. The Division suffered storm interruptions to many of its service businesses during the third quarter of 2005, but expects that most of these operations will soon be fully restored. The Division’s exploitation and production subsidiary, Maritech, significantly expanded its operations with the acquisition of producing properties in three separate transactions during the third quarter of 2005. Most of the impact from this growth was deferred, however, due to production interruptions caused by the hurricanes. Still, Maritech reported an increase of approximately $2.4 million in revenues during the third quarter of 2005, primarily due to approximately $5.1 million from higher realized oil and gas sales prices compared to the prior year period. This increase was partially offset by a decrease of approximately $2.7 million as a result of decreased production volumes primarily as a result of the recent storms. During much of the last half of the third quarter of 2005, Maritech’s producing properties were shut-in as a result of hurricanes. As of November 9, 2005, a portion of Maritech’s total daily production, including its newly acquired volumes, has been restored; however, much of Maritech’s production is processed through neighboring platforms, pipelines, and onshore processing facilities of other operators or third parties. The full resumption of Maritech’s production levels will therefore also depend on the damage assessments and repairs of certain of these third party assets, the timing of which is outside of Maritech’s control.

WA&D Division gross profit decreased $3.6 million, or 38.7%, from $9.4 million during the third quarter of 2004 to $5.7 million during the third quarter of 2005. Gross profit from the Division’s well abandonment and decommissioning operations increased by approximately $1.6 million during the third quarter of 2005 compared to the prior year period, due to the increased utilization and activity levels discussed above. Maritech’s gross profit decreased by approximately $5.2 million, compared to the prior year period, despite the increased commodity prices previously discussed, due to approximately $10.3 million of increased operating expenses during the quarter, including operating expenses from properties acquired in the above mentioned acquisitions. The Division suffered hurricane damage to certain of its service equipment assets, including one of its heavy lift barges. Maritech suffered varying levels of damage to the majority of its offshore production platforms, and three of its platforms were completely destroyed. The Division is currently assessing the extent of these damages and expects to incur significant costs to repair these assets. All of these damaged assets are covered under the Company’s various insurance policies.

WA&D Division income before taxes was $2.6 million during the third quarter of 2005, a decrease of $3.0 million, or 53.7%, compared to the third quarter of 2004. This decrease was primarily due to the decreased gross profit described above, as well as due to approximately $0.5 million of increased accretion expense associated with newly acquired properties. Partially offsetting these decreases was approximately $1.2 million of gains on the sale of assets during the current year quarter.

Production Enhancement Division – Production Enhancement Division revenues increased from $18.4 million during the third quarter of 2004 to $27.2 million during the third quarter of 2005, an increase of $8.8 million, or 48.1%. This increase was primarily due to the growth in Compressco’s operations, which contributed an approximate $5.2 million increase in revenues, which also includes the impact of having owned Compressco for less than the full quarter of the prior year. In addition, the Division’s production testing and process services operations revenues increased by a total of approximately $3.6 million, compared to the prior year quarter, due to increased activity from certain of its customers.

Production Enhancement Division gross profit increased from $5.8 million during the third quarter of 2004 to $10.4 million during the third quarter of 2005, a $4.7 million or 81.2% increase. Increased gross profit was due to Compressco’s growth and improved margins on the Division’s production testing operations.

Income before taxes for the Production Enhancement Division increased $4.0 million, or 132.3%, from $3.0 million during the prior year third quarter to $7.1 million during the third quarter of 2005. This increase was primarily due to the increased gross profit discussed above, less approximately $0.5 million of increased administrative costs.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $4.5 million during the third quarter of 2004 to $7.1 million during the third quarter of 2005, primarily due to increased administrative costs of approximately $1.6 million. In addition, the Company recorded increased net interest expense of approximately $1.0 million during the third quarter of 2005, compared to the prior year period, related to the higher average outstanding balance of long-term debt during the current year period. Such borrowings were outstanding for only a portion of the third quarter of 2004. The increase in administrative costs resulted from approximately $1.0 million of increased salaries and incentive compensation, and approximately $0.6 million of increased office and other general expenses.

Nine months ended September 30, 2005 compared with nine months ended September 30, 2004.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the nine months ended September 30, 2005 were $385.4 million, compared to $244.0 million for the first nine months of the prior year, an increase of 58.0%. Consolidated gross profit during the first nine months of 2005 also increased significantly from the prior year period, from $56.0 million during 2004 to $97.7 million in the current year period, an increase of 74.5%. Consolidated gross profit as a percent of revenues was 25.4% during the first nine months of 2005, compared to 23.0% during the prior year period.

General and Administrative Expenses – Consolidated general and administrative expenses were $55.6 million during the first nine months of 2005, an increase of $17.4 million or 45.4%, compared to the first nine months of 2004. The increase was primarily due to the overall growth of the Company, with a large portion of the increase attributed to the addition of the Compressco and TCE operations, which were acquired during the third quarter of 2004. The increased general and administrative expenses included approximately $11.2 million of increased salaries, incentives, benefits and other associated employee expenses, approximately $2.4 million of higher professional service expenses, approximately $1.1 million of increased office expenses, approximately $1.3 million of increased depreciation and accretion expenses, approximately $0.8 million of increased bad debt expense, approximately $0.3 million of increased insurance costs and approximately $0.3 million of other general expense increases. Due to the significant increase in the Company’s operating revenues, however, general and administrative expenses as a percent of revenue decreased to 14.4% during the first nine months of 2005, compared to 15.7% in the prior year period.

Other Income and Expense – Other income and expense was $3.0 million of income during the first nine months of 2005, compared to $0.3 million of income during the prior year period, an increase of $2.7 million. The increase was primarily due to approximately $1.7 million of increased net gains on sales of assets, approximately $0.6 million of foreign currency gains, and approximately $0.4 million of equity in the earnings of unconsolidated joint ventures.

Interest Expense and Income Taxes – Net interest expense was $4.3 million during the first nine months of 2005, due to significant borrowings of long-term debt used to fund a portion of the Company’s acquisitions during the third quarter of 2004. During the majority of the first nine months of 2004, the Company had no long-term debt balances outstanding other than minimal amounts related to capitalized leases. The Company reduced its long-term debt balance by approximately $5.0 million during the first nine months of 2005 despite borrowing approximately $38.0 million in connection with the closing of a Maritech oil and gas property acquisition during the third quarter of 2005. The Company’s provision for income taxes during the first nine months of 2005 increased to $13.7 million, compared to $5.8 million during the prior year period, primarily due to increased earnings.

Net Income – Income before discontinued operations was $27.2 million during the first nine months of 2005, compared to $12.1 million in the prior year period, an increase of 124.1%. Income per diluted share before discontinued operations was $0.76 on 35,971,846 average diluted shares outstanding during the first nine months of 2005, compared to $0.34 on 35,496,398 average diluted shares outstanding in the prior year period.

Net income was $26.9 million during the first nine months of 2005, compared to $11.8 million in the corresponding prior year period. Net income per diluted share was $0.75 on 35,971,846 average diluted shares outstanding, compared to $0.33 on 35,496,398 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased significantly, from $102.5 million during the first nine months of 2004 to $162.8 million during the first nine months of 2005, an increase of $60.3 million, or 58.8%. The operations of TCE, which was acquired in September 2004, generated approximately $41.0 million of this increase. Increased product pricing, sales volumes and service activity generated an additional $19.2 million increase. In October 2005, one of the Division’s main raw material suppliers announced that it has permanently ceased production from its TDI plant in Lake Charles, Louisiana. This plant supplies feedstock to the Division’s Lake Charles calcium chloride manufacturing facility, which generated approximately 12% of the Division’s revenues during 2005. The Division is operating its Lake Charles facility at a reduced level for an indefinite period while it reviews alternative sources of supply. During this period when the Company is attempting to acquire supplies from other sources, and until an alternative feedstock supplier is identified, Fluids Division revenues could be decreased as a result of the plant’s reduced operations.

Fluids Division gross profit increased from $21.8 million during the first nine months of 2004 to $38.2 million during the first nine months of 2005, an increase of $16.4 million, or 75.4%, primarily due to the increased product sales volumes during the period, including the impact of the TCE operations. The increased product prices received during the first nine months of 2005 and a favorable mix of higher margin products and services contributed to the increased gross profit. Most of the damage to certain of the Division’s assets caused by third quarter hurricanes are covered under the Company’s various insurance policies. Future levels of gross profit for the Fluids Division may be impacted as the feedstock supply for the Division’s Lake Charles manufacturing facility is obtained from alternate sources that may result in higher finished product costs.

Fluids Division income before taxes during the first nine months of 2005 increased by $12.9 million, totaling $24.1 million, compared to $11.2 million in the prior year period, an increase of 115.2%. This increase was generated by the $16.4 million increase in gross profit discussed above, approximately $0.7 million of gain from disposal of certain international assets, approximately $0.7 million of increased foreign currency gains, and $0.4 million of equity in earnings of unconsolidated joint ventures. These increases were partially offset by approximately $5.3 million of increased administrative expenses, including the administrative expenses of TCE.

Well Abandonment & Decommissioning Division – The WA&D Division revenues increased to $144.6 million during the first nine months of 2005, compared to $97.6 million in the prior year period, an increase of $47.1 million or 48.3%. The Division’s well abandonment and decommissioning operations reflected increased revenues of approximately $26.5 million, primarily due to the increased activity of the Division’s decommissioning operation, which acquired an 800 ton heavy lift barge during 2004 and has benefited from recent contract awards and an overall increased activity level for its services compared to the prior year period. In addition, the Division’s inland waters and offshore abandonment operations have also experienced increased equipment utilization due to increased activity levels. The Company anticipates the increased well abandonment and decommissioning activity will continue, particularly following the third quarter hurricane damage that has affected the offshore infrastructure assets of many operators in the Gulf of Mexico. The Division suffered storm interruptions to many of its businesses during the third quarter of 2005, but expects that most of its service operations will soon be fully restored. The Division’s exploitation and production subsidiary, Maritech, reported an increase of approximately $14.8 million in revenues during the first nine months of 2005, due to approximately $9.9 million of higher realized oil and gas sales prices compared to the prior year period, a $4.4 million increase from increased production volumes primarily due to prior year producing property acquisitions and $0.5 million increase from prospect fee revenue recorded during the current year period. During much of the last half of the third quarter of 2005, Maritech’s producing properties were shut-in as a result of hurricanes. The revenue impact from Maritech’s third quarter acquisitions of producing properties was also largely postponed due to the interruptions caused by the storms. As of November 9, 2005, a portion of Maritech’s daily production, including its newly acquired volumes, has been restored; however, much of Maritech’s production is processed through neighboring platforms, pipelines and processing facilities of other operators and third parties. The full resumption of Maritech’s production levels will therefore also depend on the damage assessments and repairs of certain of these third party assets, the timing of which is outside of Maritech’s control.

WA&D Division gross profit increased from $21.8 million during the first nine months of 2004 to $30.0 million during the first nine months of 2005, an increase of $8.1 million or 37.3%. This increase was due to the operating efficiency generated from the increased well abandonment and decommissioning service activity, which resulted in an increase in gross profit of approximately $10.9 million. Maritech’s gross profit, however, decreased by approximately $2.7 million during the first nine months of 2005, compared to the prior year period, as the impact from increased commodity prices and production volumes was offset by approximately $15.1 million of increased operating expenses and an impairment charge of approximately $1.9 million recorded during the first quarter of 2005. The Division suffered hurricane damage during the third quarter to certain of its service equipment assets, including one of its heavy lift barges. Maritech suffered varying levels of damage to the majority of its offshore production platforms, and three of its platforms were completely destroyed. The Division is currently assessing the extent of these damages and expects to incur significant costs to repair these assets. All of these damaged assets are covered under the Company’s various insurance policies.

WA&D Division income before taxes was $19.1 million during the first nine months of 2005, compared to $11.7 million during the prior year period, an increase of $7.4 million, or 62.8%. This increase was due to the $8.1 million increase in gross profit described above, plus approximately $1.2 million of gains from property sales. These increases were partially offset by approximately $1.3 million of increased administrative expenses, primarily from increased employee and liability related expenses, plus approximately $0.7 million of increased accretion expense as a result of acquisitions of producing properties.

Production Enhancement Division – Production Enhancement Division revenues increased from $44.2 million during the first nine months of 2004 to $78.1 million during the first nine months of 2005, an increase of $33.9 million, or 76.6%. This increase was primarily due to the operations of Compressco, which was acquired during the third quarter of 2004. In addition, the Division’s production testing and process services operations revenues increased by approximately $5.7 million during the first nine months of 2005, due to increased activity from certain of their customers.

Production Enhancement Division gross profit increased from $12.4 million during the first nine months of 2004 to $29.6 million during the first nine months of 2005, a $17.2 million or 137.9% increase. Increased gross profit was due mainly to the acquisition of Compressco, and to a lesser degree was due to increased activity in the production testing business.

Income before taxes for the Production Enhancement Division increased from $6.7 million during the first nine months of 2004 to $19.9 million during the first nine months of 2005, an increase of $13.2 million or 197.9%. This increase was primarily due to the increased gross profit discussed above, less approximately $3.8 million of increased administrative costs, primarily related to administrative costs associated with Compressco.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased $10.5 million during the nine months ended September 30, 2005 to $22.2 million, from $11.7 million during the prior year period, due to increased administrative costs and net interest expense. The Company recorded an increase in net interest expense of approximately $4.2 million related to the outstanding balance of long-term debt during the first nine months of 2005 compared to the prior year period. There were no such borrowings outstanding during the majority of the first nine months of 2004. Administrative costs increased approximately $6.3 million due to approximately $4.2 million of increased salaries and incentive compensation, approximately $0.9 million of increased audit and professional service expenses, approximately $0.2 million of increased depreciation, and approximately $1.0 million of increased office and other general expenses.

Liquidity and Capital Resources

The Company’s readily available capital resources consist primarily of the cash flows from its three operating divisions, and from the additional borrowing capacity under its revolving line of credit. During the nine months ended September 30, 2005, the Company generated approximately $69.7 million of cash flow from operating activities. As of September 30, 2005, the Company had $133.0 million of long-term debt outstanding, including a balance of $44.2 million under its $140 million revolving line of credit facility, which, along with approximately $16.2 million of letters of credit outstanding, leaves a net availability of approximately $79.6 million.

Operating Activities – Net cash provided by operating activities was $69.7 million during the first nine months of 2005, compared to $46.1 million during the prior year period, an increase of $23.6 million. Net cash from operating activities was generated from the increased net income during the first nine months of 2005, which was net of increased non-cash expenses for depreciation and depletion and a Maritech property impairment. Increased receivables resulting from the Company’s increased operating activities during the period and the use of operating cash for increased inventory requirements were more than offset by a corresponding increase in accounts payable and accrued expenses. Future operating activities will include the repair and restoration of certain assets that suffered hurricane related damage during the third quarter of 2005. The significant majority of such repair expenditures are covered by the Company’s various insurance policies and the Company expects that such covered expenditures will be reimbursed following the processing of insurance claims. As of September 30, 2005, approximately $3.7 million of such costs were classified as receivables awaiting claims processing. The Company has historically generated net operating cash flow from each of its three operating divisions. While the Company expects that the growth of its operations will continue, such growth and the resulting net cash flow will continue to be affected by the level of oil and gas industry activity, the Company’s equipment and personnel capacity constraints, the impact of competition, the prices for its products and services, and the operating and administrative costs required to deliver its products and services.

In addition to the above factors, future operating cash flow will be affected by the commodity prices received for Maritech’s oil and gas production and the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. Following the third quarter 2005 acquisitions of additional producing properties, Maritech entered into additional oil and gas commodity derivative transactions which extend through 2008 and are designed to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating prices of oil and natural gas. Also, as a result of these acquisitions, the third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability increased significantly to $137.1 million ($174.5 million undiscounted) as of September 30, 2005. The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates, and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of September 30, 2005, Maritech’s total undiscounted decommissioning obligation is approximately $251.3 million, and consists of Maritech’s liability of $174.5 million plus approximately $76.8 million which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – Cash capital expenditures for the nine months ended September 30, 2005 were $78.6 million. Approximately $46.3 million was invested by the WA&D Division, primarily related to Maritech acquisition and exploitation and development activities. During the third quarter, Maritech paid cash of approximately $41.6 million as a portion of the consideration for one of its acquisition transactions and received approximately $18.3 million in the net closing settlement of another of its acquisition transactions. These amounts, along with approximately $21.4 million of drilling and development expenditures, represented the majority of the WA&D Division investment activities during the nine months ended September 30, 2005. Maritech conducts development and exploitation operations on certain of its oil and gas properties, which are intended to increase the cash flows on such properties prior to their ultimate abandonment. The Production Enhancement Division expended approximately $25.7 million, primarily for Compressco’s continuing fleet expansion and the additions and enhancements to the Company’s production testing equipment fleet. The Fluids Division incurred approximately $5.7 million of capital expenditures, primarily for the expansion of blending facilities related to its domestic completion fluids business. The remaining capital expenditures were used to support general corporate activities. During the first nine months of 2005, the Company generated $5.5 million from the sales of assets, mainly from the sale by the Fluids Division of certain international assets and from the sale by the WA&D Division of certain Maritech properties as well as certain well abandonment and pipeyard assets.

The Company expects to continue its ongoing capital expenditure program in order to grow and expand its existing operations in each of its operating divisions. The Company expects to fund such capital expenditures largely from cash flow from its operations. The vast majority of the Company’s future cash capital expenditure plans is discretionary, however, and may be changed, postponed, or cancelled as conditions change. In addition, the Company’s continuing strategy also includes the pursuit of suitable acquisition transactions and the identification of opportunities to establish operations in additional niche oil and gas service markets. Given the Company’s financial position, such acquisitions could be consummated using debt, equity, or any combination thereof. To the extent the Company consummates a significant transaction, the Company’s liquidity position could be affected.

Financing Activities – To fund its fixed capital, acquisition, and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. In September 2004, the

Company entered into a five year $140 million bank credit facility, which the Company may increase to a maximum of $200 million with the agreement of the existing or additional lenders. The facility is unsecured and guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bear interest at LIBOR plus 0.75% to 1.75%, depending on a certain financial ratio of the Company. As of September 30, 2005, the weighted average interest rate on the outstanding balance under the credit facility was 4.62%. The Company pays a commitment fee ranging from 0.20% to 0.375% on unused portions of the facility.

The Company’s credit facility agreement contains customary financial ratio covenants and dollar limits on the total amount of capital expenditures, acquisitions, and asset sales. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the credit agreement. Significant deterioration of these ratios could result in a default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The credit facility agreement also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid, or is accelerated, and such event is not remedied in a timely manner, a default will occur under the Company’s credit facility. The credit facility agreement also prohibits dividends and the Company’s repurchase of equity interests if the Company is in default, or if such distribution or repurchase would result in an event of default. The Company was in compliance with all covenants and conditions of its credit facility as of September 30, 2005. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue. During the first nine months of 2005, the Company borrowed additional funds of approximately $44.6 million under the credit facility, primarily to fund the August 2005 acquisition of producing properties by Maritech. Also during the first nine months of 2005, the Company repaid approximately $49.6 million of the balance outstanding under the credit facility. The Company intends to continue to utilize surplus cash flows from operations to further reduce its borrowings.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $33.7 million equivalent as of September 30, 2005) in aggregate principal amount of Series 2004-B Notes pursuant to a Note Purchase Agreement (collectively the Senior Notes). The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the Senior Notes is due semiannually on March 30 and September 30 of each year. The Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios, and contains customary default provisions as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of September 30, 2005. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

The Company also has filed a universal acquisition shelf registration statement on Form S-4 that permits the Company to issue up to $400 million of common stock, preferred stock, senior and subordinated debt securities and warrants in one or more acquisition transactions that the Company may undertake from time to time. As part of the Company’s strategic plan, the Company evaluates opportunities to acquire businesses and assets and intends to pursue attractive acquisition opportunities, which may involve the payment of cash or issuance of debt or equity securities. Such acquisitions may be funded with existing cash balances, with funds under the Company’s credit facility, or with securities issued under the Company’s acquisition shelf registration on Form S-4.

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

Off Balance Sheet Arrangements – As of September 30, 2005, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at September 30, 2005 and December 31, 2004. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, effects of the recent hurricanes, including damages to our equipment and facilities, and the Company’s ability to resume all of its operations, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecasted, estimated or budgeted by the Company in such forward-looking statements are set forth in the section titled “Certain Business Risks and Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as well as other risks identified from time to time in the Company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Commodity Price Risk

The Company has market risk exposure in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by prevailing worldwide prices for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and price volatility is expected to continue. The Company’s risk management activities involve the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures for a portion of its oil and gas production. During the third quarter of 2005, the Company’s Maritech Resources, Inc. subsidiary consummated the acquisition of additional oil and gas producing properties in three separate acquisition transactions. Given the increased oil and gas production volumes expected as a result of these acquisitions, the Company entered into additional derivative financial instruments designed to hedge the price volatility associated with a portion of the increased production. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As of September 30, 2005 and December 31, 2004, the Company had the following cash flow hedging swap and collar contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
December 31, 2004
Oil swap	500 barrels/day	$42.26/barrel	January 1, 2005 – December 31, 2005

September 30, 2005
Oil swap	500 barrels/day	$42.26/barrel	January 1, 2005 – December 31, 2005
Oil swap	400 barrels/day	$57.35/barrel	April 1, 2005 – December 31, 2005
Oil swap	400 barrels/day	$54.90/barrel	January 1, 2006 – December 31, 2006
Oil swap	500 barrels/day	$66.50/barrel	January 1, 2006 – December 31, 2006
Oil swap	800 barrels/day	$66.50/barrel	January 1, 2006 – December 31, 2006
Oil swap	800 barrels/day	$66.40/barrel	January 1, 2006 – December 31, 2006
Oil swap	700 barrels/day	$63.75/barrel	January 1, 2007 – December 31, 2007
Oil swap	800 barrels/day	$63.25/barrel	January 1, 2007 – December 31, 2007
Oil swap	500 barrels/day	$65.40/barrel	January 1, 2007 – December 31, 2007
Oil swap	700 barrels/day	$61.75/barrel	January 1, 2008 – December 31, 2008
Oil swap	800 barrels/day	$60.75/barrel	January 1, 2008 – December 31, 2008
Natural gas collar	6,000 Mmbtu/day	$5.985 Mmbtu floor/ $8.735/Mmbtu cap	April 1, 2005 – December 31, 2005
Natural gas swap	20,000 Mmbtu/day	$10.465/Mmbtu	January 1, 2006 – December 31, 2006

Each oil and gas swap contract uses WTI NYMEX or NYMEX Henry Hub as the referenced commodity, as applicable. The market value of the Company’s oil swap contracts at September 30, 2005 was approximately $4.8 million, which is reflected as a liability. A $1 per barrel increase in the future price of oil would result in the market value of the combined oil derivative liability increasing by $2.1 million. The market value of the Company’s natural gas swap and collar contracts at September 30, 2005 was approximately $9.7 million, which is reflected as a liability. A $0.10 per Mmbtu increase in the future price of natural gas would result in the market value of the combined natural gas derivative liability increasing by $0.8 million.

The market value of the Company’s oil swap at December 31, 2004 was $60,000, which was reflected as a liability. A $1 per barrel increase in the future price of oil would have resulted in the market value of the derivative liability increasing by $183,000.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
July 1 – July 31, 2005	–		$–	–	$14,327,000

Aug 1 – Aug 31, 2005	–		$–	–	$14,327,000

Sept 1 – Sept 30, 2005	4,609	(2)	$29.86	–	$14,327,000

Total	4,609			–	$14,327,000

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

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibits:

10.1*+	Purchase and Sale Agreement by and between Pioneer Natural Resources USA, Inc. as Seller and Maritech Resources, Inc. as Purchaser, dated July 7, 2005.
10.2*+

Purchase and Sale Agreement among Devon Energy Production Company, L.P., Devon Louisiana Corporation, and Devon Energy Petroleum Pipeline Company, as Seller and Maritech Resources, Inc., as Buyer and TETRA Technologies, Inc., as Guarantor, dated July 22, 2005, as amended by the 1st Amendment to Purchase and Sale Agreement

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

* Filed with this report.

** Furnished with this report.

+ Portions of this exhibit have been omitted and separately filed with the Securities and Exchange Commission with a request for confidential treatment.

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

TETRA Technologies, Inc.

Date: November 9, 2005	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: November 9, 2005	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: November 9, 2005	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer