Form 10-Q/A
period 2005-06-30
TETRA TECHNOLOGIES INC
filed 2006-03-16
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER OR A NON-ACCELERATED FILER (SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCELERATED FILER" IN RULE 12b-2 OF THE EXCHANGE ACT). (CHECK ONE): LARGE ACCELERATED FILER [ X ]  ACCELERATED FILER [   ]  NON-ACCELERATED FILER [   ]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHNAGE ACT). YES [   ]  NO[ X ]

AS OF AUGUST 1, 2005, THERE WERE 22,730,783 SHARES OUTSTANDING OF THE COMPANY'S COMMON STOCK, $0.01 PAR VALUE PER SHARE.

Explanatory Note

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of TETRA Technologies, Inc. (the “Company”) for the quarterly period ended June 30, 2005 (the “Original Form 10-Q”) is being made to amend Part II, Item 5, to include information concerning the Company’s adoption of The Executive Nonqualified Excess Plan as the amended and restated form of the TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan. This Amendment No. 1 also amends Part II, Item 6 of the Original Form 10-Q to add Exhibit 10.2 and to update Exhibits 31.1 and 31.2. With the exception of the foregoing, this Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q or modify or update those disclosures in any way.

Item 5. Other Information.

Effective June 30, 2005, the third party service provider for the Company’s Nonqualified Deferred Compensation Plan (the “Existing Plan”) stopped servicing such plans. The Company’s new provider had their own form of deferred compensation plan, which addressed changes required under the American Jobs Creation Act of 2004. Therefore, effective June 30, 2005 for contributions made on or after January 1, 2005, the Company adopted The Executive Nonqualified Excess Plan (the “Plan”) as an amendment and restatement of the Existing Plan. The Existing Plan continues to be applicable to contributions made on or before December 31, 2004.

The Plan is an unfunded nonqualified deferred compensation plan established and maintained for the purpose of providing key management employees and non-employee directors with the opportunity to defer the receipt of compensation and to accumulate earnings on such deferrals on a tax-deferred basis. Eligible participants are allowed to elect, in the year before the compensation is paid, to defer a specified portion of their compensation subject to certain minimums and maximums set forth in the Plan. The Company may, at its discretion, make matching contributions to the Plan for the benefit of the Plan participants. All deferral contributions made by an eligible participant, and earnings credited to such contributions, will be 100% vested. All Company contributions to the Plan will be subject to a vesting schedule. Currently, that vesting schedule provides that Company contributions will become 100% vested five years after such contributions are made.

Amounts credited to a participant’s account will increase or decrease depending upon the participant’s deemed investment election among hypothetical investment elections made available by the Company. All hypothetical investments will be unfunded obligations of the Company.

Amounts deferred under the Plan will be distributed in cash at the time selected by the participant and as designated on the participant’s deferral form. Notwithstanding the participant’s deferral election, the participant will receive distribution of his or her deferral account if the participant becomes disabled or upon the participant’s death.

The Board of Directors may amend, modify, suspend or terminate, to the extent permitted by law, the Plan in whole or in part, except that no such amendment, modification, suspension or termination will reduce the balance in any participant’s deferred account as of the date of such amendment or termination, nor shall any such amendment affect the terms of the Plan related to any participant’s deferred account.

The foregoing description of the Plan does not purport to be complete and is qualified in its entirety by reference to the Plan, which is filed as Exhibit 10.2 hereto and incorporated herein by reference.

Item 6. Exhibits.

Exhibits:

10.1+

Nonqualified Stock Option Agreement between TETRA Technologies, Inc. and Stuart Brightman, dated as of April 20, 2005 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on April 22, 2005 (SEC File No. 001-13455)).

10.2*+	The TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Nonqualified Excess Plan Adoption Agreement effective on June 30, 2005.
31.1*	Certification Pursuant to Rule 13a -14(a) or 15d -14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a -14(a) or 15d -14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed with this report.

+ Management compensation agreement.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: March 16, 2006	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

2