Form 10-Q
period 2006-03-31
TETRA TECHNOLOGIES INC
filed 2006-05-10
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check One):

Large accelerated filer [ X ] Accelerated filer [   ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

As of May 1, 2006, there were 35,710,553 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Product sales	$88,016	$64,355
Services and rentals	64,224	54,121
Total revenues	152,240	118,476

Cost of revenues:
Cost of product sales	43,212	46,352
Cost of services and rentals	39,019	34,835
Depreciation, depletion, amortization and accretion	16,832	11,599
Total cost of revenues	99,063	92,786
Gross profit	53,177	25,690

General and administrative expense	21,153	16,522
Operating income	32,024	9,168

Interest expense, net	2,319	1,473
Other (income) expense	(377)	(1,029)
Income before taxes and discontinued operations	30,082	8,724
Provision for income taxes	10,565	3,010
Income before discontinued operations	19,517	5,714
Loss from discontinued operations, net of taxes	–	(1)

Net income	$19,517	$5,713

Basic net income per common share:
Income before discontinued operations	$0.55	$0.17
Loss from discontinued operations	–	(0.00)
Net income	$0.55	$0.17
Average shares outstanding	35,619	33,903

Diluted net income per common share:
Income before discontinued operations	$0.53	$0.16
Loss from discontinued operations	–	(0.00)
Net income	$0.53	$0.16
Average diluted shares outstanding	37,122	35,862

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,330	$2,433
Restricted cash	559	554
Trade accounts receivable, net of allowance for doubtful accounts of $1,383 in 2006 and $778 in 2005	171,467	147,982
Inventories	98,969	76,751
Deferred tax assets	10,202	9,924
Prepaid expenses and other current assets	25,430	11,835
Total current assets	308,957	249,479

Property, plant and equipment:
Land and building	20,175	19,657
Machinery and equipment	267,057	237,231
Automobiles and trucks	20,058	17,556
Chemical plants	47,347	47,433
Oil and gas producing assets	210,078	198,107
Construction in progress	30,201	6,958
	594,916	526,942
Less accumulated depreciation and depletion	(186,819)	(173,087)
Net property, plant and equipment	408,097	353,855

Other assets:
Cost in excess of net assets acquired	123,800	105,240
Patents, trademarks, and other intangible assets, net of accumulated amortization of $9,140 in 2006 and $8,597 in 2005	14,771	6,073
Other assets	12,716	12,203
Total other assets	151,287	123,516
	$868,341	$726,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$57,941	$56,049
Accrued liabilities	71,807	78,587
Liabilities of discontinued operations	161	160
Total current liabilities	129,909	134,796

Long-term debt	252,734	157,270
Deferred income taxes	34,287	32,349
Decommissioning liabilities	118,601	112,456
Other liabilities	7,702	5,832
Total long-term and other liabilities	413,324	307,907

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 70,000,000 shares authorized; 36,654,508 shares issued at March 31, 2006 and 35,878,681 shares issued at December 31, 2005	367	359
Additional paid-in capital	139,874	121,380
Treasury stock, at cost; 1,034,979 shares held at March 31, 2006 and 1,109,740 shares held at December 31, 2005	(10,953)	(11,657)
Accumulated other comprehensive income (loss)	69	(2,169)
Retained earnings	195,751	176,234
Total stockholders' equity	325,108	284,147
	$868,341	$726,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$19,517	$5,713
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, depletion, accretion and amortization	16,832	9,692
Oil and gas property impairment	–	1,907
Provision for deferred income taxes	1,863	1,126
Provision for doubtful accounts	322	157
Stock option expense	1,250	–
Gain on sale of property, plant and equipment	(696)	(743)
Cost of compressor units sold	2,355	1,485
Other non-cash charges and credits	180	43
Equity in income of unconsolidated subsidiary	(148)	(241)
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(4,023)	(10,653)
Inventories	(21,952)	(1,540)
Prepaid expenses and other current assets	(2,346)	(479)
Trade accounts payable and accrued expenses	(4,631)	4,373
Tax benefit from exercised stock options	(9,849)	–
Decommissioning liabilities	(1,537)	(63)
Discontinued operations: working capital changes	1	(13)
Other	(297)	(45)
Net cash provided by (used in) operating activities	(3,159)	10,719

Investing activities:
Purchases of property, plant and equipment	(46,515)	(8,944)
Business combinations, net of cash acquired	(62,292)	–
Change in restricted cash	(5)	(2)
Other investing activities	(146)	3
Proceeds from sale of property, plant and equipment	47	1,501
Net cash used in investing activities	(108,911)	(7,442)

Financing activities:
Proceeds from long-term debt obligations	101,407	2,000
Principal payments on long-term debt obligations	(7,414)	(11,002)
Proceeds from exercised stock options	8,116	750
Tax benefit from exercised stock options	9,849	–
Net cash provided by (used in) financing activities	111,958	(8,252)
Effect of exchange rate changes on cash	9	(104)

Decrease in cash and cash equivalents	(103)	(5,079)
Cash and cash equivalents at beginning of period	2,433	5,561
Cash and cash equivalents at end of period	$2,330	$482

Supplemental cash flow information:
Interest paid	$3,134	$1,917
Income taxes paid	659	447

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$4,910	$779

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005.

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2006	2005
Number of weighted average common shares outstanding	35,619,529	33,902,874
Assumed exercise of stock options	1,502,170	1,959,303
Average diluted shares outstanding	37,121,699	35,862,177

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2006, the average market price of $39.22 was used.

Hurricane Repair Expenses

The Company incurred damage to certain of its onshore and offshore operating equipment and facilities during the third quarter of 2005 as a result of hurricanes Katrina and Rita. The damage affected certain of the Company’s fluids facilities, as well as certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech Resources, Inc. (Maritech) subsidiary also suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms were completely destroyed. A majority of the Company’s damaged onshore facilities and equipment have been repaired, or are in the final stages of being repaired. With regard to the remaining damaged offshore platforms and the destroyed offshore platforms, the Company is continuing to assess the extent of such damages, and expects that such damage assessment and repairs will continue throughout 2006 and beyond. Certain of the repairs are being performed by the Company’s Well Abandonment & Decommissioning (WA&D) Services segment.

Uninsured assets that were destroyed during the storms have been charged to earnings. Repair costs incurred up to the amount of deductibles are charged to earnings as they are incurred. Repair costs incurred that are covered under the Company’s insurance policies are included in accounts receivable until processed and collected, and such amounts totaled approximately $31.6 million as of March 31, 2006. Repair costs not probable of collection are charged to earnings. Insurance claim proceeds in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. Intercompany profit on repair work performed by the Company’s WA&D Services segment is deferred until such time as insurance claim proceeds are received. The Company believes that all of the repair costs for these damaged assets in excess of applicable deductible amounts will be reimbursed under its insurance policies.

As part of the process of making claims under its insurance policies, the Company submits evidence of these repair costs to the insurance adjusters as the costs are incurred. The Company also provides information and documentation requested by its insurance adjusters as the costs are incurred. The Company also provides information and documentation requested by its insurance underwriters related to the damaged assets, and the repair efforts giving rise to such costs. In March 2006, the Company received a written request from its underwriters for supplemental information related to the well intervention operations associated with the three offshore platforms which were destroyed. The Company and its insurance brokers and adjusters are working closely with the insurance underwriters and their adjusters to provide all requested supplemental information, as well as to clarify the proper categorization of costs in order to facilitate the timely reimbursement of these costs.

NOTE B – ACQUISITIONS AND DISPOSITIONS

In February 2006, the Company’s WA&D Services segment purchased a 615-ton heavy lift derrick barge, the DB-1, from Offshore Specialty Fabricators, Inc. for $20 million. The vessel is currently undergoing a number of modifications and is expected to be operating in the Gulf of Mexico beginning in June 2006. The purchase will further expand the WA&D Services segment’s decommissioning operations in the Gulf of Mexico.

In March 2006, the WA&D Services segment acquired the assets and operations of Epic Divers, Inc. and associated affiliate companies (Epic), a full service commercial diving operation that includes seven marine vessels and two saturation diving units. Pursuant to an asset purchase agreement (the Epic Asset Purchase Agreement), the Company acquired Epic for approximately $49.9 million, consisting of approximately $47.7 million paid at closing, $0.5 million, subject to adjustment, to be paid 60 days following closing, and approximately $1.6 million to be paid at a future date. Effective March 17, 2006, the Company entered into an agreement, subject to completion of due diligence, to purchase a dive support vessel, including a saturation diving unit, for approximately $6.5 million. Pursuant to the Epic Asset Purchase Agreement, a portion of the net profits, as defined, earned from this dive support vessel and saturation diving unit over the initial three year term following its purchase is to be paid to the sellers of the Epic assets. The acquisition of Epic, which provides diving services primarily to customers in the Gulf of Mexico, is a strategic expansion of the WA&D Services segment which, in the past, has contracted diving services from third parties, including Epic, in order to provide its well abandonment and decommissioning services to its customers. While Epic will continue to provide diving services to many of its customers, including Maritech, the acquisition also helps the WA&D Services segment ensure the availability of these critical services to a substantial portion of its customers. The Company allocated the purchase price of the Epic acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $12.3 million of net working capital; $17.1 million of property, plant and equipment; $7.3 million of certain intangible assets; $0.5 million of other liabilities; and $11.5 million of goodwill. Intangible assets are amortized over their useful lives ranging from three to four years.

In March 2006, the Company acquired Beacon Resources, LLC (Beacon), a production testing operation, as part of its Production Enhancement Division. The acquisition of Beacon expands the Division’s production testing services operation into the west Texas and eastern New Mexico markets. The Company acquired Beacon for approximately $15.6 million paid at closing, with an additional $0.5 million to be paid, subject to adjustment, over a three year period through March 2009. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million, to be paid in March 2009, depending on Beacon’s average pretax results of operations for each of the three years following the closing date through March 2009. The Company allocated the purchase price of the Beacon acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $2.0 million of net working capital; $5.8 million of property, plant and equipment; $1.9 million of certain intangible assets; $0.3 million of other liabilities; and $6.6 million of goodwill. Intangible assets are amortized over their useful lives ranging from three to five years.

In February 2006, Maritech granted a third party the right to participate for a 50% interest in future recompletions and drilling operations on one of its offshore properties. Maritech received a $2.0 million nonrefundable fee associated with the agreement, which was recorded as prospect fee revenue. In March 2006, Maritech exercised a contractual right to acquire certain overriding royalty interests related to one of its oil and gas properties in exchange for $5.0 million in cash and a $5.0 million reduction in the amount to be paid to Maritech by the seller upon performance of certain future well abandonment and decommissioning work. Maritech had previously entered into a development agreement with a third party covering the development of this oil and gas property, and, pursuant to this agreement, received $5.0 million cash during March 2006. In addition, during March 2006, Maritech sold certain oil and gas property assets in exchange for the buyer’s assumption of the associated decommissioning liability, resulting in a gain of approximately $0.7 million.

Funding for the purchases of the DB-1 heavy lift derrick barge, Beacon, and the assets and operations of Epic was provided primarily by the Company’s bank credit facility. All acquisitions by the Company have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and will be assessed for impairment whenever indicators are present, and in no event less than once each year. The allocation of the purchase price to the fair value of the assets and liabilities acquired in the Epic and Beacon acquisitions is preliminary, and may be adjusted up to one year following the acquisition dates as additional information becomes available. Such adjustments to the fair value allocation are not expected to have a material affect on the Company’s results of operations.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
	(In Thousands)
General purpose revolving line of credit for $200 million with interest at LIBOR plus 0.75% - 1.75%	$163,661	$69,106
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	33,813	33,164
Vehicle loans	439	–
	252,913	157,270
Less current portion	179	–
Total long-term debt	$252,734	$157,270

In January 2006, the Company amended its revolving credit facility agreement to increase the available capacity under the facility to $200 million, an increase of $60 million. During the first quarter of 2006, the Company borrowed approximately $101.4 million under its bank revolving credit facility, primarily to fund certain acquisition transactions. In April 2006, the Company issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to its existing Master Note Purchase Agreement dated September 2004, as supplemented as of April 18, 2006. The Series 2006-A Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. Net proceeds from the sale of the Series 2006-A Senior Notes were used to pay down a portion of the existing indebtedness under the bank revolving credit facility.

The terms of the Series 2006-A Senior Notes are substantially identical, other than the interest rate and maturity, to the Company’s existing Senior Notes. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, mature on April 30, 2016, and are unsecured. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year, commencing October 30, 2006. The Company may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. They are guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries. The Master Note Purchase Agreement, as supplemented, contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as a cross-default provision relating to any other indebtedness of the Company of $20 million or more. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, the 2006-A Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the 2006-A Senior Notes outstanding at the time.

NOTE D – COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2006 and 2005 is as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Net income	$19,517	$5,713
Net change in derivative fair value, net of taxes of $829 and $(830), respectively	1,402	(1,571)
Reclassification of derivative fair value into earnings, net of taxes of $107 and $18, respectively	180	34
Foreign currency translation adjustment, including taxes of $225 and $(662), respectively	656	(1,255)
Comprehensive income	$21,755	$2,921

NOTE E – HEDGE CONTRACTS

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
March 31, 2006
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

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the asset for the outstanding cash flow hedge natural gas swap contract at March 31, 2006 was approximately $10.8 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The fair value of the liability for the outstanding cash flow hedge oil swap contracts at March 31, 2006 was approximately $10.5 million, which is included as accrued liabilities in the accompanying consolidated balance sheet. As the hedge contracts were highly effective, gains of $0.5 million from changes in contract fair value, net of taxes, as of March 31, 2006, are included in other comprehensive income (loss) within stockholders’ equity. The amounts of gains or losses from the changes in contract fair value are reclassified into earnings over the term of the hedge contracts. For the three month period ended March 31, 2006, the Company recorded approximately $0.4 million related to the ineffective portion of the change in the derivatives’ fair value related to the oil swap contracts and has reclassified such loss within other (income) expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2004, the Company borrowed 35 million Euros to fund the acquisition of its European calcium chloride assets. This debt is designated as a hedge of the Company’s net investment in that foreign operation. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At March 31, 2006, the Company had 35 million Euros ($43.5 million) designated as a hedge of a net investment in a foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $0.7 million, net of taxes, at March 31, 2006.

NOTE F – STOCK-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (SAB No. 107) in March, 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as amended), “Accounting for Share-Based Compensation” (SFAS No. 123), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS No. 123R resulted in stock compensation expense for the three months ended March 31, 2006 of $1.3 million, which is included in general and administrative expense. This expense reduced basic and diluted earnings per share by $0.02 for the three months ended March 31, 2006.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending March 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending March 31, 2006 for the expected option term.

Prior to the adoption of SFAS No. 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in its consolidated statements of cash flow. SFAS No. 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified and reported as a financing cash inflow upon adoption of SFAS No. 123R.

Pro Forma Stock Compensation Expense for the Three Months Ended March 31, 2005

Prior to the adoption of SFAS No. 123R, and for the three months ended March 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS No. 123 and been amortized over the options’ vesting periods, net income and earnings per share would have been as follows:

Three Months Ended
March 31, 2005
(In Thousands)
Net income, as reported	$5,713
Stock-based employee compensation expense in reported net income, net of related tax effects	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(1,132)
Pro forma net income	$4,581

Earnings per share:
Basic - as reported	$0.17
Basic - pro forma	$0.14

Diluted - as reported	$0.16
Diluted - pro forma	$0.13

Average shares	33,903
Average diluted shares	35,862

Pro forma compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the three months ended March 31, 2005 under SFAS No. 123 and the stock compensation expense recognized during the three months ended March 31, 2006 under SFAS No. 123R are not directly comparable. In accordance with the modified prospective transition method of SFAS No. 123R, the prior year comparative results have not been restated.

Stock Options as of March 31, 2006

The Company has various stock option plans which provide for the granting of options for the purchase of the Company’s common stock and other performance-based awards to executive officers, key employees, nonexecutive officers, consultants, and directors of the Company. Incentive stock options can vest over a period of up to five years and are exercisable for periods up to ten years.

The TETRA Technologies, Inc. 1990 Stock Option Plan (the 1990 Plan) was initially adopted in 1985 and subsequently amended to change the name and the number and type of options that could be granted as well as the time period for granting stock options. As of March 31, 2006, no further options may be granted under the 1990 Plan.

In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the Directors’ Plan). In 1996, the Directors’ Plan was amended to increase the number of shares issuable under automatic grants thereunder. In 1998, the Company adopted the TETRA Technologies, Inc. 1998 Director Stock Option Plan as amended (the 1998 Director Plan). The purpose of the Directors’ Plan and the 1998 Director Plan (together the Director Stock Option Plans) is to enable the Company to attract and retain qualified individuals to serve as directors of the Company and to align their interests more closely with the Company’s interests. The 1998 Director Plan is funded with treasury stock of the Company and was amended and restated effective December 18, 2002 to increase the number of shares issuable thereunder, to change the types of options that may be granted thereunder, and to increase the number of shares issuable under automatic grants thereunder. The 1998 Director Plan was amended and restated effective June 27, 2003, and further amended in December 2005, to increase the number of shares issuable thereunder. At March 31, 2006, 1,068,750 shares of common stock have been registered and are reserved for grants under the Director Stock Option Plans, of which 57,279 were available for future grants at such date.

During 1996, the Company adopted the 1996 Stock Option Plan for Nonexecutive Employees and Consultants (the Nonqualified Plan) to enable the Company to award nonqualified stock options to nonexecutive employees and consultants who are key to the performance of the Company. At March 31, 2006, 1,687,500 shares of common stock have been registered and are reserved for grants under the Nonqualified Plan, of which 88,945 were available for future grants at such date. The following is a summary of stock option activity for the three months ended March 31, 2006:

		Weighted Average Option
	Shares Under Option	Price Per Share
	(In Thousands)
Outstanding at December 31, 2005	3,876	$12.01

Options granted	142	33.68
Options cancelled	(10)	15.03
Options exercised	(853)	9.64
Outstanding at March 31, 2006	3,155	$13.61

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three months ended March 31, 2006, was approximately $29.5 million. Cash received from stock options exercised during the three months ended March 31, 2006 was $8.1 million. Recognized excess tax benefits related to the exercise of stock options during the three months ended March 31, 2006 was $9.8 million.

Stock options outstanding and currently exercisable at March 31, 2006 are as follows:

March 31, 2006
(In Thousands, Except Per Share Amounts)
1990 TETRA Technologies, Inc. Employee Plan (as amended)
Maximum number of shares authorized for issuance	8,888
Shares reserved for future grants	–
Shares exercisable at period end	1,765
Weighted average exercise price of shares exercisable at period end	$11.90

March 31, 2006
(In Thousands, Except Per Share Amounts)
Director Stock Option Plans (as amended)
Maximum number of shares authorized for issuance	1,070
Shares reserved for future grants	57
Shares exercisable at period end	452
Weighted average exercise price of shares exercisable at period end	$16.43

All Other Plans
Maximum number of shares authorized for issuance	1,808
Shares reserved for future grants	89
Shares exercisable at period end	392
Weighted average exercise price of shares exercisable at period end	$15.41

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Price	Shares	Contracted Life	Exercise Price	Shares	Exercise Price
	(In Thousands)			(In Thousands)
$3.22 to $8.69	878	5.2	$6.67	688	$6.13
$8.69 to $11.11	672	6.0	$9.79	643	$9.76
$11.11 to $18.16	556	7.5	$15.18	393	$14.47
$18.16 to $41.70	1,049	7.0	$21.05	886	$19.63
	3,155	6.2	$12.67	2,610	$12.86

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility 33% to 35%, expected life of options 2.8 to 4.0 years, risk-free interest rate 4.8% and no expected dividend yield. The weighted average fair value of options granted during the three months ended March 31, 2006 and 2005, using the Black-Scholes model, was $10.14 and $10.08 per share, respectively. Total estimated unrecognized compensation cost from unvested stock options as of March 31, 2006 was approximately $8.9 million, which is expected to be recognized over a weighted average period of approximately 2.6 years.

On May 2, 2006, the Company’s stockholders approved the adoption of the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan and as a result, no further grants are now available under the Company's option plans described above. See Note I – Subsequent Events for further discussion.

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are named as defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the financial statements.

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in Other Liabilities in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

NOTE H – INDUSTRY SEGMENTS

The Company manages its operations through four operating segments: Fluids, WA&D Services, Maritech, and Production Enhancement.

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

The WA&D Division consists of two operating segments: WA&D Services and Maritech. The WA&D Services segment provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines and other associated equipment, serving the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico. The WA&D Services segment also provides electric wireline, engineering, diving, workover and drilling services.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$47,881	$47,479
WA&D Division
WA&D Services	782	998
Maritech	35,433	13,495
Intersegment eliminations	–	–
Total WA&D Division	36,215	14,493
Production Enhancement Division	3,920	2,383
Consolidated	88,016	64,355

Services and rentals
Fluids Division	6,783	4,552
WA&D Division
WA&D Services	32,536	27,555
Maritech	2,506	336
Intersegment eliminations	(6,820)	(179)
Total WA&D Division	28,222	27,712
Production Enhancement Division	29,219	21,857
Consolidated	64,224	54,121

Intersegmented revenues
Fluids Division	39	27
WA&D Division
WA&D Services	–	–
Maritech	–	–
Intersegment eliminations	–	–
Total WA&D Division	–	–
Production Enhancement Division	23	36
Intersegment eliminations	(62)	(63)
Consolidated	–	–

Total revenues
Fluids Division	54,703	52,058
WA&D Division
WA&D Services	33,318	28,553
Maritech	37,939	13,831
Intersegment elimination	(6,820)	(179)
Total WA&D Division	64,437	42,205
Production Enhancement Division	33,162	24,276
Intersegment eliminations	(62)	(63)
Consolidated	$152,240	$118,476

	Three Months Ended March 31,
	2006		2005
	(In Thousands)
Income before taxes and discontinued operations
Fluids Division	$13,339		$5,698
WA&D Division
WA&D Services	1,359		3,887
Maritech	17,865		724
Intersegment eliminations	(996)		(12)
Total WA&D Division	18,228		4,599
Production Enhancement Division	9,128		5,378
Corporate overhead	(10,613	)(1)	(6,951	)(1)
Consolidated	$30,082		$8,724

Total assets
Fluids Division	$223,764		$182,589
WA&D Division
WA&D Services	194,284		110,517
Maritech	212,596		41,828
Intersegment eliminations	(13,308)		(11,423)
Total WA&D Division	393,572		140,922
Production Enhancement Division	218,238		174,432
Corporate overhead	32,767		11,543	(2)
Consolidated	$868,341		$509,486

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
General and administrative expense	$7,535	$5,145
Depreciation and amortization	227	183
Interest expense	2,395	1,517
Other general corporate (income)/expense, net	456	106
Total	$10,613	$6,951

(2) Includes assets of discontinued operations.

NOTE I – SUBSEQUENT EVENTS

In May 2006, the Company’s stockholders approved the adoption of the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan, which will supplement the Company’s existing stock option plans. Pursuant to the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan, the Company is authorized to grant up to 650,000 shares in the form of stock options (including incentive stock options and nonqualified stock options); restricted stock; bonus stock; stock appreciation rights; and performance awards. As a result of the adoption and approval of the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan, no further awards may be granted under the Company’s other existing plans. In addition, the Company’s stockholders approved proposals to amend the Restated Certificate of Incorporation to (i) increase the number of authorized shares of common stock from 70,000,000 to 100,000,000 and (ii) declassify the Board of Directors and provide for annual elections of the full Board of Directors commencing with the Company’s annual meeting of stockholders in 2007.

Also in May 2006, the Company’s Board of Directors declared a 2-for-1 stock split of the Company’s common stock, to be effected in the form of a stock dividend. Stockholders of record as of May 15, 2006 (the Record Date) will be entitled to one additional share for each share held on that date. As a result of the stock split, the number of shares authorized to be granted under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan will be increased from 650,000 to 1,300,000 shares, effective as of the distribution date for the stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company reported a significant increase in its results of operations during the first quarter of 2006 compared to the first quarter of 2005, reflecting the growth and increased activity of several of its businesses. In particular, the Company’s oil and gas exploitation and production subsidiary, Maritech, reflected the significantly increased production volumes, revenues and cash flow generated by the acquisitions of oil and gas producing properties during the third quarter of 2005. Much of Maritech’s production, including production from the newly acquired properties, was shut in during a portion of the fourth quarter of 2005 as a result of hurricanes Katrina and Rita, and a portion of such production continues to be shut-in. The Company’s Production Enhancement Division also reported significant increases in revenues and profitability, primarily due to the growth of its Compressco and production testing operations. The significant increases in the Company’s Fluids Division profitability were due to increased demand for its products and services, particularly for its clear brine fluids (CBF) operation, reflecting the strong drilling activity levels within the industry. The Company’s WA&D Services operations reported a decrease in profitability during the first quarter of 2006 compared to the prior year quarter, primarily due to inefficiencies caused by weather. Consistent with the Company’s growth strategy, the Company concluded three significant acquisitions during the first quarter of 2006. In February 2006, the Company acquired the DB-1 heavy lift derrick barge, which is expected to significantly expand the Company’s WA&D Services capacity when it begins operation in June 2006. In March 2006, the Company’s Production Enhancement Division acquired Beacon Resources, LLC (Beacon) to expand its production testing operation. Also in March 2006, the WA&D Services segment acquired the assets and operations of Epic Divers, Inc. and associated affiliate companies (Epic), a full service diving operation. Due to the timing of these transactions, the Company’s results of operations during the first quarter of 2006 do not include the full impact from these acquired operations. These acquisitions have increased the Company’s ability to capitalize on the current high demand for oil and gas services by enabling the Company to expand its capacity, offer additional services, and serve new markets. Partially offsetting the increased operating results described above are the increased administrative expenses associated with the Company’s growth and the increased interest expense incurred as a result of the increased borrowings necessary to fund recent acquisition activity.

The Company’s consolidated balance sheet as of March 31, 2006 included current assets of $309.0 million and total assets of $868.3 million, each of which are significant increases from December 31, 2005, and which reflect the impact of three significant acquisitions during the first quarter. This acquisition activity was primarily funded with additional borrowings of long-term debt, which totaled $252.7 million as of March 31, 2006, and which is scheduled to mature from 2009 to 2011. In April 2006, the Company issued the Series 2006-A Senior Notes, which effectively refinanced approximately $90.0 million of debt under the Company’s credit facility. During the first quarter of 2006, the Company utilized cash flows from operating activities of approximately $3.2 million, primarily as a result of funding approximately $22.0 million of increased product inventories. The operating cash flows from each of the Company’s operating divisions, along with the additional availability under the Company’s revolving line of credit, represent the primary sources of readily available capital for the Company. Following the issuance of the 2006-A Senior Notes, and, as of May 9, 2006, the Company had approximately $106.1 million of available borrowing capacity under its revolving line of credit. The Company’s growth strategy includes expanding its existing businesses – through internal growth as well as through suitable acquisitions – and identifying opportunities to establish operations in additional niche oil and gas service markets. In particular, the Company has planned a significant capital expenditure program for 2006, which is designed to position the Company for future growth during a period of strong industry demand. The Company believes that its financial condition gives it the flexibility to consider additional acquisition opportunities through the use of debt, equity, or any combination thereof.

Critical Accounting Policies

Other than the additional critical accounting policy described below, there have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates disclosed in its Form 10-K for the year ended December 31, 2005. In preparing its consolidated financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments related to potential impairments of long-lived assets (including goodwill), the collectibility of accounts receivable, and the current cost of future abandonment and decommissioning obligations. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in the Company’s operating environment. Actual results are likely to differ from the Company’s current estimates, and those differences may be material.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as amended), “Accounting for Share-Based Compensation” (SFAS No. 123), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The Company estimates the fair value of share-based payments of stock options using the Black-Scholes option-pricing model. This option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is calculated based upon actual historical stock price movements over the most recent periods equal to the expected option term. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures over the most recent periods for the expected option term.

Results of Operations

	Three Months Ended March 31,
	2006	2005
	(In Thousands)
Revenues
Fluids	$54,703	$52,058
Well Abandonment & Decommissioning (WA&D)
WA&D Services	33,318	28,553
Maritech	37,939	13,831
Intersegment eliminations	(6,820)	(179)
Total	64,437	42,205
Production Enhancement	33,162	24,276
Intersegment eliminations	(62)	(63)
	152,240	118,476
Gross profit
Fluids	18,811	9,953
Well Abandonment & Decommissioning (WA&D)
WA&D Services	4,320	6,703
Maritech	18,329	927
Intersegment eliminations	(996)	(12)
Total	21,653	7,618
Production Enhancement	12,954	8,311
Other	(241)	(192)
	53,177	25,690
Income before taxes and discontinued operations
Fluids	13,339	5,698
Well Abandonment & Decommissioning (WA&D)
WA&D Services	1,359	3,887
Maritech	17,865	724
Intersegment elimination	(996)	(12)
Total	18,228	4,599
Production Enhancement	9,128	5,378
Corporate overhead	(10,613)	(6,951)
	30,082	8,724

The above information excludes the results of the Norwegian process services business, which has been accounted for as discontinued operations.

Three months ended March 31, 2006 compared with three months ended March 31, 2005.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended March 31, 2006 were $152.2 million compared to $118.5 million for the first quarter of the prior year, an increase of 28.5%. Consolidated gross profit also increased significantly to $53.2 million during the first quarter of 2006 compared to $25.7 million in the prior year quarter, an increase of 107.0%. Consolidated gross profit as a percentage of revenue was 34.9% during the first quarter of 2006 compared to 21.7% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $21.2 million during the first quarter of 2006 compared to $16.5 million during the prior year period, an increase of $4.6 million or 28.0%. This increase was primarily due to the overall growth of the Company and included approximately $3.8 million of increased salary, incentive, benefits and other associated employee expenses; approximately $0.5 million of higher professional service expenses; and approximately $0.5 million of increased office expenses and other general expenses. Included as part of increased employee expenses during the first quarter of 2006 is approximately $1.3 million of compensation expense recorded pursuant to SFAS No. 123R, which was adopted on January 1, 2006. General and administrative expenses as a percentage of revenue remained flat, however, at approximately 13.9% for both periods.

Other Income and Expense – Other income and expense was $0.4 million of income during the first quarter of 2006 compared to $1.0 million of income during the first quarter of 2005, due to approximately $0.4 million of losses associated with commodity hedge ineffectiveness plus approximately $0.3 million of additional gains on sales of assets in the prior year period.

Interest Expense and Income Taxes – Net interest expense increased from $1.5 million during the prior year quarter to $2.3 million during the first quarter of 2006 due to the significant borrowings of long-term debt which were used to fund the Company’s acquisitions during the third quarter of 2005. The Company also increased its long-term debt balance by approximately $95.5 million during the first quarter of 2006, and interest expense in future periods will reflect the increased interest expense associated with these additional borrowings. The Company’s provision for income taxes during the first quarter of 2006 increased to $10.6 million compared to $3.0 million during the prior year period, primarily due to increased earnings.

Net Income – Net income was $19.5 million during the first quarter of 2006 compared to $5.7 million in the prior year quarter, an increase of $13.8 million. Net income per diluted share was $0.53 on 37,122,188 average diluted shares outstanding during the first quarter of 2006 compared to $0.16 on 35,862,177 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $52.1 million during the first quarter of 2005 to $54.7 million during the current year period, an increase of $2.6 million or 5.1%. This increase was primarily due to increased product pricing, sales volumes and service activity, which more than offset the decreased production from the Company’s Lake Charles calcium chloride manufacturing facility. The Division is operating its Lake Charles facility at a reduced level for an indefinite period, while it reviews alternative sources of raw materials, and calcium chloride revenues are expected to continue at a decreased level during this period.

Fluids Division gross profit increased significantly to $18.8 million during the first quarter of 2006, compared to $9.9 million during the prior year period, an increase of $8.9 million or 89.0%. Gross profit as a percentage of revenue increased from 19.1% during the prior year to 34.4% during the current year period. This increase was primarily due to the increased product sales volumes, a more favorable mix of higher-margin products and services, and increased prices during the period, which more than offset the impact of higher product costs. Given the increased cost of raw materials for its products, and the potential higher cost of alternative feedstock supply for the Division’s Lake Charles manufacturing facility, future levels of gross profit for the Fluids Division will be impacted by the Division’s continued ability to pass along these increased costs to its customers through higher product prices.

Fluids Division income before taxes during the first quarter of 2006 totaled $13.3 million compared to $5.7 million in the corresponding prior year period, an increase of $7.6 million or 134.1%. This increase was primarily generated by the $8.9 million increase in gross profit discussed above, which was partially offset by approximately $0.9 million of increased administrative expenses and approximately $0.4 million of other expense, primarily from foreign currency losses.

WA&D Division – WA&D Division revenues increased to $64.4 million during the first quarter of 2006 compared to $42.2 million during the prior year period, an increase of $22.2 million or 52.7%. The Division’s WA&D Services operations revenues increased to $33.3 million during the first quarter of 2006 compared to $28.6 million in the prior year quarter, an increase of $4.8 million or approximately 16.7%. This increase was primarily due to the increased well abandonment and decommissioning activity in the Gulf of Mexico and inland waters region following the significant storms during the third quarter of 2005. As a result of the hurricane damage experienced by many offshore operators, the Division anticipates increased demand for its services as operators complete their damage assessments, repair or decommission damaged platforms, and escalate their abandonment and decommissioning plans due to the risk of future storm damage and the increasing insurance costs related to offshore assets. To increase its capacity to provide services, the Division purchased an additional derrick barge in February 2006, the DB-1, made extensive repairs and modifications to one of its existing vessels, and entered into an arrangement to lease an additional vessel, the Anna IV. The DB-1 is currently undergoing refurbishment and is expected to begin operating in June 2006.

The March 2006 acquisition of Epic, a full service diving operation, contributed approximately $3.2 million of revenues during the first quarter of 2006. The Epic acquisition allows the Division to provide additional services to its customers, including Maritech, and to secure a substantial portion of the supply of such services for WA&D Services operations.

The Division’s Maritech operations reported revenues of $37.9 million during the first quarter of 2006 compared to $13.8 million during the prior year period, an increase of $24.1 million, or 174.3%. Approximately $13.2 million of this increase is from increased production volumes primarily due to acquisitions of producing properties and successful development activities. During the third quarter of 2005, Maritech acquired producing oil and gas properties in three significant acquisitions. In addition, Maritech’s revenues increased approximately $8.7 million during the first quarter of 2006 as a result of higher realized oil and gas commodity prices compared to the prior year period. Also, Maritech reported approximately $2.0 million of prospect fee revenue during the current year quarter. Beginning in the last half of the third quarter of 2005, production from a majority of Maritech’s producing properties, including its newly acquired properties, was shut-in as a result of hurricanes Katrina and Rita. While the majority of Maritech’s properties resumed production during the fourth quarter of 2005, a portion of Maritech’s daily production remains shut-in, primarily relating to production which is processed through neighboring platforms, pipelines and processing facilities of other operators and third parties. While the Company anticipates that the majority of these shut-in properties will resume production during 2006, the full resumption of Maritech’s production levels depends on the damage assessments and repairs of certain of these third party assets, the timing of which is outside of Maritech’s control.

WA&D Division gross profit during the first quarter of 2006 totaled $21.7 million compared to $7.6 million during the prior year first quarter, an increase of $14.0 million or 184.2%. The WA&D Services segment of the Division reported a $2.4 million decrease in gross profit, from $6.7 million during the first quarter of 2005 to $4.3 million during the current year quarter. WA&D Services gross profit as a percentage of revenues decreased to 13.0% during the current year quarter compared to 23.5% during the prior year period. Approximately $1.0 million of the current period gross profit was generated from work performed for Maritech, and is eliminated in consolidation. Despite the increase in revenues and the acquisition of Epic, which contributed approximately $1.1 million of segment gross profit, the WA&D Services segment reported reduced gross profit primarily due to operating inefficiencies caused by weather disruptions during the quarter, particularly for its offshore well abandonment and decommissioning operations. The current high demand for these services has resulted in an increase in work performed during the winter season, which has historically been reduced during this season due to the increased weather risks associated with offshore operations. In addition, the WA&D Services segment also incurred certain expenses related to the expansion of its heavy lift vessel fleet and the refurbishment of one of its existing vessels. The Division’s increased vessel fleet and the newly acquired Epic diving operations are expected to provide additional efficiencies in the future as the Division attempts to capitalize on the current market demand for its services.

The Division’s Maritech operations reported gross profit of $18.3 million during the first quarter of 2006 compared to $0.9 million during the first quarter of 2005, a $17.4 million increase. Maritech’s gross profit as a percentage of revenues also increased significantly during the quarter to 48.3% compared to 6.7% during the prior year period. The significant growth in Maritech’s production volumes following the acquisitions completed during the third quarter of 2005, plus the increased realized commodity prices discussed above, were partially offset by approximately $9.1 million of increased operating expenses, including increased depreciation, depletion and accretion costs primarily associated with production from the newly acquired properties. In addition, during the first quarter of 2005, Maritech reported an impairment charge of approximately $1.9 million as required under successful efforts accounting. Maritech suffered varying levels of damage to the majority of its offshore production platforms as a result of third quarter 2005 hurricanes, and three of its platforms were completely destroyed. The Division has completed most of the required repairs to its platform facilities, and has begun to perform well intervention operations on the wells associated with one of the destroyed platforms. Maritech is continuing to assess the extent of the damages related to the destroyed platforms, and expects to continue to incur significant costs during the remainder of 2006 and beyond to repair these assets. The Company believes that all of the repair costs for these damaged assets in excess of applicable deductible amounts are covered under the Company’s various insurance policies. Insurance premiums have greatly increased in 2006 compared to 2005.

WA&D Division income before taxes was $18.2 million during the first quarter of 2006 compared to $4.6 million during the prior year period, an increase of $13.6 million or 296.3%. WA&D Services segment income before taxes decreased from $3.9 million during the first quarter of 2005 to $1.4 million during the current year quarter, a decrease of $2.5 million or 65.0%. This decrease was due to the $2.4 million decrease in gross profit described above in addition to approximately $0.1 million of increased administrative expenses, including the administrative expenses incurred during a portion of the quarter associated with the newly acquired Epic operations.

The Division’s Maritech operations reported income before taxes of $17.9 million during the first quarter of 2006 compared to $0.7 million during the prior year period, a $17.1 million increase. This increase was due to the $17.4 million increase in gross profit discussed above, and approximately $0.3 million of increased gains on sales of properties compared to the prior year period, partially offset by approximately $0.5 million of increased administrative costs associated with Maritech’s growth.

Production Enhancement Division – Production Enhancement Division revenues increased $8.9 million during the first quarter of 2006 compared to the prior year period, from $24.3 million during the first quarter of 2005 to $33.2 million during the current year period. This 36.6% increase was primarily due to the increased revenues from the Division’s Compressco and production testing operations. Compressco revenues increased by approximately $4.9 million compared to the prior year period, due to its overall growth domestically, as well as in Canada and Mexico. Following a recent expansion of its production facility, Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. In addition, the Division’s production testing operations revenues increased by approximately $3.8 million during the first quarter of 2006 compared to the prior year quarter, due to increased activity from its domestic customers, as well as from its Latin American operations, including its recently established operation in Brazil. The Division’s process services operations contributed an additional revenue increase of approximately $0.2 million.

Production Enhancement Division gross profit increased from $8.3 million during the first quarter of 2005 to $13.0 million during the first quarter of 2006, an increase of $4.6 million or 55.9%. Gross profit as a percentage of revenues also increased, from 34.2% during the first quarter of 2005 to 39.1% during the current year period, reflecting the increased demand for compressor and production testing services described above.

Income before taxes for the Production Enhancement Division increased 69.7%, from $5.4 million during the prior year first quarter to $9.1 million during the first quarter of 2006, an increase of $3.7 million. This increase was primarily due to the increased gross profit discussed above, less approximately $0.9 million of increased administrative costs, primarily related to increased administrative costs associated with Compressco.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $7.0 million during the first quarter of 2005 to $10.6 million during the first quarter of 2006, primarily due to increased administrative costs of approximately $2.4 million. The increase in administrative costs resulted from approximately $2.0 million of increased salaries and incentive compensation, including approximately $1.3 million of compensation expense required under the newly adopted SFAS No. 123R; approximately $0.2 million of increased professional fee expenses; and approximately $0.2 million of increased office, insurance and other general expenses. Total estimated unrecognized compensation cost from unvested stock options pursuant to SFAS No. 123R as of March 31, 2006 was approximately $8.9 million, which is expected to be recognized over a weighted average period of approximately 2.6 years. Corporate interest expense during the first quarter of 2006 increased by approximately $0.9 million compared to the prior year period due to the increased outstanding balance of long-term debt, which was used to fund the acquisitions completed during the third quarter of 2005 and the first quarter of 2006. In addition, the Company reflected a loss of approximately $0.4 million associated with commodity derivative ineffectiveness, which is included in other expense.

Liquidity and Capital Resources

The Company continued to execute its growth strategy during the first quarter of 2006 by further expanding its operations through strategic acquisitions and significantly increasing its ability to fund future growth through long-term borrowings. The acquisitions of the DB-1 heavy lift derrick barge, Beacon, and the assets and operations of Epic, along with the Company’s aggressive capital expenditure program, are all expected to increase the Company’s operating cash flow both in the near term as well as in future years. To fund this growth, the Company utilized much of its available capacity under its bank credit facility, leading it to seek additional borrowing resources. In April 2006, the Company placed $90.0 million of additional Senior

Notes through a private unregistered debt offering, which it used to reduce the outstanding bank credit facility balance. As a result, as of May 9, 2006, the Company has approximately $106.1 million available under its credit facility to finance future growth opportunities. The Company also plans to fund much of its 2006 capital expenditure activity through operating cash flows, with any remaining cash flows used principally to reduce the outstanding balance under its credit facility.

Operating Activities – Cash flow utilized by operating activities totaled approximately $3.2 million during the first quarter of 2006 compared to cash flow generated of approximately $10.7 million during the prior year quarter. Operating cash flow during the first quarter of 2006 was net of approximately $22.0 million of cash expended for increased inventory related to the Company’s Fluids Division, reflecting increased volumes and higher product prices. Accounts receivable also increased during the quarter, due to increased amounts receivable pursuant to insured hurricane repair costs. In addition, tax benefits totaling $9.8 million associated with stock options exercised during the first quarter of 2006 are now classified as cash flows from financing activities pursuant to the requirements of SFAS No. 123R. The Company anticipates that the recent acquisitions of Beacon and the assets and operations of Epic, and the purchase of the additional heavy lift derrick barge, will contribute additional operating cash flow. Future operating cash flow is also largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. The Company’s increased revenues for its existing businesses during the first quarter of 2006 reflect the increased demand for the products and services of the majority of its businesses, and the Company expects that such demand will continue to be high during 2006. The operating cash flow impact from this increased demand is limited or partially offset, however, by the increased product, operating and administrative costs required to deliver its products and services and the Company’s equipment and personnel capacity constraints.

As a result of significant hurricanes during the third quarter of 2005, the Company suffered damage to certain of its fluids facilities and to certain of its decommissioning assets, including one of its heavy lift barges. Maritech suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms were completely destroyed. Certain of Maritech’s properties remain shut-in awaiting platform, pipeline or other facilities owned by third parties to be repaired, and the full resumption of shut-in production on these properties is largely outside of Maritech’s control. The majority of Company assets damaged during the third quarter 2005 hurricanes have been repaired; however, the Company is continuing to assess the extent of certain damages, particularly to the destroyed Maritech platforms. While it is still difficult to accurately predict the total amount of damage, the Company estimates that total repair costs, including the cost to repair fluids and well abandonment facilities and equipment, damaged offshore wells, and platforms will range between $85 to $105 million. The majority of these costs are expected to be incurred in 2006 and 2007, with some additional costs likely to be incurred in later years. The Company’s insurance protection is expected to cover substantially all of the property damage incurred. However, for repair expenditures that are covered by insurance, the collection of insurance claims may be delayed, resulting in the temporary use of the Company’s capital resources to fund such repairs. As of March 31, 2006, repair expenditures incurred in excess of deductibles and anticipated to be covered by insurance totaled approximately $31.6 million and are included in accounts receivable, pending the collection of the Company’s insurance claims. The Company’s insurance coverage premiums have significantly increased as a result of the recent storms, and its current coverage includes higher deductibles and reduced maximum coverage amounts compared to its previous coverage.

Future operating cash flow will also be affected by the commodity prices received for Maritech’s oil and gas production and the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. Following the third quarter 2005 acquisitions of additional producing properties, Maritech entered into additional oil and gas commodity derivative transactions that extend through 2008 and are designed to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating prices of oil and natural gas. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of March 31, 2006 totals $136.0 million ($174.6 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of March 31, 2006, Maritech’s total undiscounted decommissioning obligation is approximately $242.9 million, and consists of Maritech’s liability of $174.6 million plus approximately $68.3 million which is required to be reimbursed to Maritech pursuant to contractual arrangements with the previous owners.

Investing Activities – During the first quarter of 2006, the Company expended approximately $108.8 million of cash for capital expenditures, including approximately $62.3 million of net cash for acquisitions. In March 2006, the Company paid approximately $47.7 million at closing, subject to adjustment, for the acquisition of the assets and operations of Epic, which allows the WA&D Division to offer diving services to its customers. In connection with the acquisition of Epic, the Company shall pay an additional $1.6 million of consideration at a future date to be determined dependent on certain events. Also in March 2006, the Company paid approximately $15.6 million for the acquisition of Beacon, which will allow the Company’s production testing operation to expand into new geographic markets. The Beacon acquisition also contains a contingent consideration provision which, if satisfied, could result in up to $19.1 million of additional consideration being paid in March 2009. The above acquisition transactions were funded by increased borrowings under the Company’s bank credit facility. In addition to the above transactions, the Company plans to expend an estimated $140.0 million during 2006 on additional capital additions during 2006, a portion of which were expended during the first quarter. The significant majority of such planned capital expenditures is related to identified opportunities to grow and expand the Company’s existing businesses and may be postponed or cancelled as conditions change. Projects planned during 2006 include the initial phase of the development of the Company’s Magnolia, Arkansas brine facility. In addition to the above capital expenditure plans, the Company’s growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent the Company consummates a significant transaction, the Company’s liquidity position will be affected. The Company expects to fund its 2006 capital expenditure activity through cash flows from operations and from its bank credit facility. Should additional capital be required, the Company believes that it has the ability to generate such capital through the issuance of additional debt or equity.

Cash capital expenditures of approximately $46.5 million during the first quarter of 2006 included approximately $34.2 million by the WA&D Division. In February 2006, the Company’s WA&D Services segment expended approximately $20.0 million for the purchase of a heavy lift derrick barge. In addition, approximately $14.2 million was expended by the Division primarily related to exploitation and development expenditures on Maritech’s offshore oil and gas properties. The Production Enhancement Division spent approximately $10.5 million, consisting of approximately $8.2 million related to Compressco compressor fleet expansion, approximately $1.2 million to replace and enhance a portion of the production testing equipment fleet, and approximately $1.1 million for process services capital projects. The Fluids Division reflected approximately $1.5 million of capital expenditures, primarily related to plant expansion projects during the year. Corporate capital expenditures were approximately $0.4 million.

In addition to its continuing capital expenditure program, Maritech continues to pursue the purchase of additional producing oil and gas properties as part of the Company’s strategy to support its WA&D Services operations. While future purchases of such properties are also expected to be primarily funded through the assumption of the associated decommissioning liabilities, the transactions may also involve the payment or receipt of cash at closing or the receipt of cash when associated well abandonment and decommissioning work is performed in the future.

Financing Activities – To fund its capital and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances and other sources of capital. The Company has a five year revolving credit facility with a syndicate of banks, which it entered into in September 2004. In January 2006, the Company amended the revolving credit facility agreement to increase the available capacity under the facility to $200 million. The Company utilized much of its availability under the facility to fund the March 2006 acquisitions of Epic and Beacon, and the February 2006 purchase of the DB-1 derrick barge. In April 2006, the Company completed the issuance of $90.0 million of Series 2006-A Senior Notes (see discussion below), the proceeds of which were used to repay a portion of the outstanding balance under the revolving credit facility. As of May 9, 2006, the Company had an outstanding balance of $73.5 million and $20.4 million in letters of credit against the $200 million revolving credit facility, leaving a net availability of $106.1 million.

The bank credit facility is unsecured and guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bear interest at LIBOR plus 0.75% to 1.75%, depending on a certain financial ratio of the Company. As of March 31, 2006, the average interest rate on the outstanding balance under the credit facility was 5.678%. The Company pays a commitment fee ranging from 0.20% to 0.375% on unused portions of the facility. The credit facility agreement contains customary financial ratio covenants and dollar limits on the total amount of capital expenditures, acquisitions and asset sales. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the credit agreement. Significant deterioration of these ratios could result in a default under the credit agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The credit facility agreement also includes cross-default provisions relating to any other indebtedness greater than $5 million. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Company’s credit facility. The credit facility agreement also prohibits dividends and the Company’s repurchase of equity interests if the Company is in default or if such distribution or repurchase would result in an event of default. The Company was in compliance with all covenants and conditions of its credit facility as of March 31, 2006. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $33.8 million equivalent at March 31, 2006) in aggregate principal amount of Series 2004-B Notes pursuant to a Master Note Purchase Agreement. The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the Senior Notes is due semiannually on March 30 and September 30 of each year. In April 2006, the Company issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to its existing Master Note Purchase Agreement dated September 2004, as supplemented (the Series 2006-A Senior Notes, together with the Series 2004-A Notes and Series 2004-B Notes are collectively referred to as the Senior Notes). The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, mature on April 30, 2016, and are unsecured. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year, commencing October 30, 2006. Pursuant to the Master Note Purchase Agreement, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Master Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of March 31, 2006. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

In addition to the aforementioned revolving credit facility, the Company funds its short-term liquidity requirements from cash generated by operations and short-term vendor financing. The Company believes its principal sources of liquidity, cash flow from operations, revolving credit facility, and other traditional financing arrangements are adequate to meet its current and anticipated capital and operating requirements through at least the next twelve months.

Off Balance Sheet Arrangements – As of March 31, 2006, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at March 31, 2006 and December 31, 2005. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and those set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to Market Risk exposures of the Company as disclosed in its Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to the Company’s Risk Factors as disclosed in its Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)
Jan 1 – Jan 31, 2006	–		$–	–	$14,327,000

Feb 1 – Feb 28, 2006	–		$–	–	$14,327,000

Mar 1 – Mar 31, 2006	2,239	(2)	$46.87	–	$14,327,000

Total	2,239			–	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the first quarter of 2006.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1

Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed on December 27, 1995 (SEC File No. 33-880881)).

4.2

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4 filed on December 27, 1995 (SEC File No. 33-80881)).

4.3

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1(ii) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (SEC File No. 001-13455)).

4.4

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4 filed on May 25, 2004 (SEC File No. 333-115859)).

4.5

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).

4.6	Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).
10.1

Agreement and Third Amendment to Credit Agreement dated as of January 20, 2006, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, National Association (successor to Bank One, NA) and Wells Fargo Bank, N.A., as syndication agents, Comerica Bank, as documentation agent, Bank of America, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 23, 2006 (SEC File No. 001-13455)).

10.2

Director Resignation Agreement with all Class I director nominees and current Class III directors, dated March 10, 2006 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on 8-K filed on March 13, 2006 (SEC File No. 001-13455)).

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

TETRA Technologies, Inc.

Date: May 10, 2006	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: May 10, 2006	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 10, 2006	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer