Form 10-Q
period 2006-06-30
TETRA TECHNOLOGIES INC
filed 2006-08-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO

COMMISSION FILE NUMBER 1-13455

TETRA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	74-2148293
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

25025 Interstate 45 North, Suite 600

The Woodlands, Texas 77380

(Address of principal executive offices and zip code)

(281) 367-1983

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ X ] Accelerated filer [   ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

As of August 1, 2006, there were 71,838,870 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$104,122	$77,070	$192,138	$141,425
Services and rentals	103,925	67,374	168,149	121,495
Total revenues	208,047	144,444	360,287	262,920

Cost of revenues:
Cost of product sales	59,105	51,271	102,317	97,623
Cost of services and rentals	60,850	40,539	99,869	75,374
Depreciation, depletion, amortization and accretion	19,609	10,213	36,441	21,812
Total cost of revenues	139,564	102,023	238,627	194,809
Gross profit	68,483	42,421	121,660	68,111

General and administrative expense	23,612	18,477	44,765	34,995
Operating income	44,871	23,944	76,895	33,116

Interest expense, net	3,407	1,439	5,726	2,912
Other (income) expense	(3,089)	(762)	(3,466)	(1,787)
Income before taxes and discontinued operations	44,553	23,267	74,635	31,991
Provision for income taxes	15,431	8,027	25,996	11,037
Income before discontinued operations	29,122	15,240	48,639	20,954
Income (loss) from discontinued operations, net of taxes	103	(269)	103	(270)

Net income	$29,225	$14,971	$48,742	$20,684

Basic net income per common share:
Income before discontinued operations	$0.41	$0.22	$0.68	$0.31
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income	$0.41	$0.22	$0.68	$0.31
Average shares outstanding	71,649	67,687	71,445	67,746

Diluted net income per common share:
Income before discontinued operations	$0.39	$0.21	$0.65	$0.29
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income	$0.39	$0.21	$0.65	$0.29
Average diluted shares outstanding	75,023	71,523	74,636	71,623

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,482	$2,433
Restricted cash	564	554
Accounts receivable, net of allowances for doubtful accounts of $1,812 in 2006 and $778 in 2005	221,074	147,982
Inventories	102,761	76,751
Deferred tax assets	10,614	9,924
Prepaid expenses and other current assets	27,909	11,835
Total current assets	364,404	249,479

Property, plant and equipment:
Land and building	20,552	19,657
Machinery and equipment	273,476	237,231
Automobiles and trucks	22,021	17,556
Chemical plants	47,763	47,433
Oil and gas producing assets	216,017	198,107
Construction in progress	55,636	6,958
	635,465	526,942
Less accumulated depreciation and depletion	(203,271)	(173,087)
Net property, plant and equipment	432,194	353,855

Other assets:
Cost in excess of net assets acquired	125,931	105,240
Patents, trademarks and other intangible assets, net of accumulated amortization of $9,777 in 2006 and $8,597 in 2005	11,953	6,073
Other assets	13,261	12,203
Total other assets	151,145	123,516
	$947,743	$726,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$62,474	$56,049
Accrued liabilities	103,389	78,587
Liabilities of discontinued operations	–	160
Total current liabilities	165,863	134,796

Long-term debt, net of current portion	267,583	157,270
Deferred income taxes	36,949	32,349
Decommissioning liabilities, net of current portion	116,240	112,456
Other liabilities	8,045	5,832
Total long-term and other liabilities	428,817	307,907

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 73,647,298 shares issued at June 30, 2006 and 71,757,362 shares issued at December 31, 2005	736	718
Additional paid-in capital	143,810	121,021
Treasury stock, at cost; 1,997,958 shares held at June 30, 2006 and 2,219,480 shares held at December 31, 2005	(10,572)	(11,657)
Accumulated other comprehensive income (loss)	(5,887)	(2,169)
Retained earnings	224,976	176,234
Total stockholders' equity	353,063	284,147
	$947,743	$726,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities:
Net income	$48,742	$20,684
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	36,441	19,905
Oil and gas property impairment	–	1,907
Provision for deferred income taxes	4,621	4,202
Provision for doubtful accounts	507	421
Stock option expense	1,897	–
Gain on sale of property, plant and equipment	(3,508)	(1,155)
Cost of compressor units sold	3,833	3,490
Other non-cash charges and credits	122	84
Equity in income of unconsolidated subsidiary	(120)	(354)
Tax benefit from exercised stock options	(11,444)	–
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(52,491)	(22,593)
Inventories	(25,076)	(6,937)
Prepaid expenses and other current assets	(6,559)	454
Trade accounts payable and accrued expenses	20,947	17,908
Decommissioning liabilities	(3,730)	(457)
Discontinued operations: working capital changes	(160)	359
Other	(565)	9
Net cash provided by operating activities	13,457	37,927

Investing activities:
Purchases of property, plant and equipment	(82,768)	(27,057)
Business combinations, net of cash acquired	(62,130)	–
Change in restricted cash	(10)	(4)
Proceeds from sale of property, plant and equipment	1,786	2,662
Other investing activities	(474)	(41)
Net cash used in investing activities	(143,596)	(24,440)

Financing activities:
Proceeds from long-term debt obligations	232,857	6,613
Principal payments on long-term debt obligations	(125,725)	(19,416)
Repurchase of common stock	–	(2,350)
Proceeds from exercised stock options	10,529	1,283
Tax benefit from exercised stock options	11,444	–
Net cash provided by (used in) financing activities	129,105	(13,870)
Effect of exchange rate changes on cash	83	(422)

Decrease in cash and cash equivalents	(951)	(805)
Cash and cash equivalents at beginning of period	2,433	5,561
Cash and cash equivalents at end of period	$1,482	$4,756

Supplemental cash flow information:
Interest paid	$5,256	$3,250
Income taxes paid	3,054	3,390

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$5,634	$779

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005.

In May 2006, the Company declared a 2-for-1 stock split of the Company’s common stock, which was effected in the form of a stock dividend to all stockholders of record as of May 15, 2006 (the Record Date). On May 22, 2006, stockholders received one additional share of common stock for each share held on the Record Date. The accompanying unaudited consolidated financial statements retroactively reflect the effect of the 2-for-1 stock split and, accordingly, all disclosures involving the number of shares of common stock outstanding or issued, and all per share amounts, retroactively reflect the impact of the stock split.

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Number of weighted average common shares outstanding	71,649,340	67,687,197	71,445,332	67,746,144
Assumed exercise of stock options	3,373,487	3,835,446	3,190,420	3,876,795

Average diluted shares outstanding	75,022,827	71,522,643	74,635,752	71,622,939

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2006, the average market price of $23.21 was used.

Hurricane Repair Expenses

The Company incurred damage to certain of its onshore and offshore operating equipment and facilities during the third quarter of 2005 as a result of hurricanes Katrina and Rita. The hurricanes damaged or destroyed certain of the Company’s fluids facilities, as well as certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech Resources, Inc. (Maritech) subsidiary also suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms were completely destroyed. The Company estimates that total storm related costs, including the well intervention and removal of debris costs associated with the three destroyed platforms, and repair costs of other damaged assets, will range between $95 to $105 million. A majority of the Company’s damaged assets, with the exception of the destroyed Maritech offshore platforms, have been repaired or are in the final stages of being repaired, and have resumed operation. With regard to the destroyed offshore platforms, the Company is currently performing well intervention work on wells associated with one of the destroyed platforms and is continuing to assess the extent of the damages related to the other two platforms. The Company expects that such damage assessment and well intervention and debris removal efforts will continue throughout 2006 and beyond. These well intervention efforts are being performed by the Company’s Well Abandonment & Decommissioning (WA&D) Services segment.

Approximately $46 to $56 million of the Company’s estimated storm related costs consists of the estimated well intervention and removal of debris costs related to the three destroyed Maritech offshore platforms. In June 2006, the insurance claims adjuster advised that the underwriters had concluded, based on information provided to date, that certain of the well intervention costs would qualify as covered costs, subject to limitations. However, the claims adjuster advised that underwriters did not yet have sufficient information to conclude that all of the well intervention costs would qualify as covered costs. As of June 30, 2006, approximately $7.4 million of such well intervention costs had been incurred, all with regard to one of the destroyed platforms, and such costs are included in accounts receivable. The Company is continuing its well intervention activities with regard to one of the platforms, and it continues to submit documentation of the costs of these activities to the claims adjusters as requested, in an effort to obtain reimbursement for these costs.

The Company has received from underwriters the advance payment of an amount equal to the policy limit for removal of debris associated with the three destroyed platforms. In June 2006, the underwriters questioned whether there is additional coverage provided for the cost of the removal of these platforms in excess of the policy limit under an endorsement obtained by the Company in August 2005. The Company has provided additional requested documentation to the underwriters' claims adjusters to support the coverage under this endorsement. While the Company believes that the costs relating to the removal of debris with respect to these platforms qualify for reimbursement under the endorsement, it is possible that all or a portion of these costs may not be reimbursed.

Uninsured assets that were destroyed during the storms have been charged to earnings. Repair costs incurred up to the amount of deductibles are charged to earnings as they are incurred. Repair costs incurred and the net book value of destroyed assets which are covered under the Company’s insurance policies are included in accounts receivable until the corresponding claims are collected, and such amounts, including other non-storm related insurance claims, totaled approximately $50.3 million as of June 30, 2006. As of June 30, 2006, a total of approximately $10.5 million of claims have been paid to the Company under its various insurance policies. Repair costs not probable of collection are charged to earnings. Insurance claim proceeds in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. Intercompany profit on repair work performed by the Company’s WA&D Services segment is deferred until such time as insurance claim proceeds are received. As part of the process of making claims under its insurance policies, the Company submits evidence of these repair costs as well as relevant information and documentation requested to the insurance claims adjusters as the costs are incurred. The Company believes that all repair costs for these damaged assets in excess of applicable deductible amounts and included in accounts receivable will be reimbursed under its insurance policies.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which prescribes a consistent recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, disclosure, interest and penalties. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 will have on its financial position and results of operations.

NOTE B – ACQUISITIONS AND DISPOSITIONS

In February 2006, the Company’s WA&D Services segment purchased a 615-ton heavy lift derrick barge, the DB-1, from Offshore Specialty Fabricators, Inc. for $20 million. Subsequently, the Company made a number of modifications to the vessel, which began operating in the Gulf of Mexico in July 2006. The purchase will further expand the WA&D Services segment’s decommissioning operations in the Gulf of Mexico.

In March 2006, the WA&D Services segment acquired the assets and operations of Epic Divers, Inc. and associated affiliate companies (Epic), a full service commercial diving operation that includes seven marine vessels and two saturation diving units. Pursuant to an asset purchase agreement (the Epic Asset Purchase Agreement), the Company acquired Epic for consideration consisting of approximately $47.7 million of cash paid at closing. In addition, the Epic Asset Purchase Agreement provided for the Company to pay an additional $0.5 million, which was paid in June 2006, as well as certain working capital and other adjustments to the purchase price. As of June 30, 2006, the Company estimated that as a result of certain of these adjustments it would pay approximately $4.0 million to the sellers during the third quarter of 2006. On June 7, 2006, the Company purchased a dynamically positioned dive support vessel, including a saturation diving unit, for approximately $6.5 million. Pursuant to the Epic Asset Purchase Agreement, a portion of the net profits earned from this dive support vessel and saturation diving unit over the initial three year term following its purchase is to be paid to the sellers of the Epic assets. In addition, approximately $1.6 million, subject to adjustment, of additional purchase consideration is to be paid to the sellers at the end of this three year term. The acquisition of Epic, which provides diving services primarily to customers in the Gulf of Mexico, is a strategic expansion of the WA&D Services segment which, in the past, has contracted diving services from third parties, including Epic, in order to provide its well abandonment and decommissioning services to its customers. While Epic will continue to provide diving services to many of its customers, including Maritech, the acquisition also helps the WA&D Services segment ensure the availability of these critical services to a substantial portion of its customers. The Company allocated the purchase price of the Epic acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $14.4 million of net working capital; $18.0 million of property, plant and equipment; $8.1 million of certain intangible assets; and $13.1 million of goodwill. Intangible assets other than goodwill are amortized over their useful lives ranging from three to eight years.

In March 2006, the Company acquired Beacon Resources, LLC (Beacon), a production testing operation, as part of its Production Enhancement Division. The acquisition of Beacon expands the Division’s production testing services operation into the west Texas and eastern New Mexico markets. The Company acquired Beacon for approximately $15.6 million paid at closing, with an additional $0.5 million to be paid, subject to adjustment, over a three year period through March 2009. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million, to be paid in March 2009, depending on Beacon’s average pretax results of operations for each of the three years following the closing date through March 2009. Any amounts payable pursuant to this contingent consideration provision will be reflected as liabilities as they become fixed and determinable. The Company allocated the purchase price of the Beacon acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $2.0 million of net working capital; $5.8 million of property, plant and equipment; $2.4 million of certain intangible assets; $0.8 million of other liabilities; and $6.7 million of goodwill. Intangible assets other than goodwill are amortized over their useful lives ranging from five to eight years.

In February 2006, Maritech granted a third party the right to participate for a 50% interest in future recompletions and drilling operations on one of its offshore properties. Maritech received a $2.0 million nonrefundable fee associated with the agreement, which was recorded as prospect fee revenue. In March 2006, Maritech exercised a contractual right to acquire certain overriding royalty interests related to one of its oil and gas properties in exchange for $5.0 million in cash and a $5.0 million reduction in the amount to be paid to Maritech by the seller upon performance of certain future well abandonment and decommissioning work. Maritech had previously entered into a development agreement with a third party covering the development of this oil and gas property, and, pursuant to this agreement, received $5.0 million cash during

March 2006. In March and June 2006, Maritech sold certain oil and gas property assets in three separate transactions in exchange for the buyer’s assumption of the associated decommissioning liabilities, resulting in combined gains totaling approximately $3.5 million.

Funding for the purchases of the DB-1 heavy lift derrick barge, Beacon, and the assets and operations of Epic was provided primarily by long-term borrowings. All acquisitions by the Company have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and will be assessed for impairment whenever indicators are present, and in no event less than once each year. The allocation of the purchase price to the fair value of the assets and liabilities acquired in the Epic and Beacon acquisitions is preliminary, and may be adjusted up to one year following the acquisition dates as additional information becomes available. Such adjustments to the fair value allocation are not expected to have a material affect on the Company’s results of operations.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	June 30, 2006	December 31, 2005
	(In Thousands)
Bank revolving line of credit facility	$87,236	$69,106
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	35,144	33,164
5.90% Senior Notes, Series 2006-A	90,000	–
Vehicle loans	382	–
	267,762	157,270
Less current portion	179	–
Total long-term debt	$267,583	$157,270

Bank Credit Facility

In January 2006, the Company amended its revolving credit facility agreement to increase the available capacity under the facility to $200 million, an increase of $60 million. During the first quarter of 2006, the Company borrowed approximately $101.4 million under its bank revolving credit facility, primarily to fund certain acquisition transactions.

In June 2006, the Company entered into a revolving credit facility (the Restated Credit Facility) which amended and restated the Company’s existing credit facility to, among other things, extend the maturity date of the five year $200 million facility from September 7, 2009 to June 27, 2011 and provide for a future expansion of the facility, with the agreement of existing or additional lenders, to a maximum of $300 million. The facility remains unsecured and is guaranteed by the Company’s material domestic subsidiaries. Borrowings under the Restated Credit Facility bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. The Company pays a commitment fee on unused portions of the facility. As of June 30, 2006, the average interest rate on the outstanding balance under the credit facility was 6.02%.

The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants that were modified from the previous credit facility agreement. In addition, the Restated Credit Facility also eliminates the previous limitations on aggregate asset sales and individual acquisition limits and increases the limits on aggregate annual acquisitions and capital expenditures. The Restated Credit Facility also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company is in compliance with all covenants and conditions of the Restated Credit Facility as of June 30, 2006. Defaults under the Restated Credit Facility that are not timely remedied could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

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

The terms of the Series 2006-A Senior Notes are substantially identical, other than the interest rate and maturity, to the Company’s existing Senior Notes. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, mature on April 30, 2016, and are unsecured. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year, commencing October 30, 2006. The Company may prepay the Series 2006-A Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The 2006-A Senior Notes are guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries. The Master Note Purchase Agreement, as supplemented, contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as a cross-default provision relating to any other indebtedness of the Company of $20 million or more. The Company is in compliance with all covenants and conditions of the Master Note Purchase Agreement as of June 30, 2006. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, as supplemented, the 2006-A Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the 2006-A Senior Notes outstanding at the time.

NOTE D – ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations by estimating the fair value of retirement costs of long-lived assets and capitalizing them as part of the carrying amount of the applicable asset. The Company, through Maritech, owns interests in certain offshore oil and gas producing properties in the Gulf of Mexico. In addition, the Company operates facilities in various U.S. and foreign locations in connection with the manufacture, storage, and sale of its products and equipment and the provision of its services. These facilities are a combination of owned and leased assets. The estimated cost to plug and abandon Maritech’s oil and gas properties and decommission its offshore production platforms and facilities is classified as decommissioning liabilities in the accompanying consolidated balance sheets and is recorded net of amounts allocable to joint interest owners and any contractual amount to be paid by the previous owner of the properties when the liabilities are satisfied. The estimated cost of asset retirement obligations for the Company’s non-oil and gas property assets is classified within other long-term liabilities in the accompanying consolidated balance sheets.

The changes in total asset retirement obligations during the three and six month periods ended June 30, 2006 and 2005 are as follows:

	Three Months Ended June 30,
	2006	2005
	(In Thousands)
Beginning balance as of March 31	$139,671	$43,260
Activity in the period:
Accretion of liability	1,787	422
Retirement obligations incurred	817	1,503
Revisions in estimated cash flows	348	(72)
Settlement of retirement obligations	(4,864)	(394)
Ending balance as of June 30	$137,759	$44,719

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Beginning balance as of December 31 of the preceding year	$136,843	$42,874
Activity in the period:
Accretion of liability	3,505	831
Retirement obligations incurred	3,640	2,758
Revisions in estimated cash flows	433	(26)
Settlement of retirement obligations	(6,662)	(1,718)
Ending balance as of June 30	$137,759	$44,719

NOTE E – COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2006 and 2005 is as follows:

	Three Months Ended June 30,
	2006	2005
	(In Thousands)
Net income	$29,225	$14,971
Net change in derivative fair value, net of taxes of $(2,364) and $(143), respectively	(3,991)	(276)
Reclassification of derivative fair value into earnings, net of taxes of $(1,745) and $213, respectively	(2,946)	405
Foreign currency translation adjustment, including taxes of $509 and $(1,086), respectively	982	(1,634)
Comprehensive income	$23,270	$13,466

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Net income	$48,742	$20,684
Net change in derivative fair value, net of taxes of $(1,535) and $(973), respectively	(2,590)	(1,847)
Reclassification of derivative fair value into earnings, net of taxes of $(1,638) and $231, respectively	(2,768)	439
Foreign currency translation adjustment, including taxes of $734 and $(1,940), respectively	1,640	(2,889)
Comprehensive income	$45,024	$16,387

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

As shown in the table below, as of June 30, 2006, the Company has the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

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

In July 2006, the Company entered into an additional oil swap contract, covering 1,000 barrels per day during calendar year 2007, with a contract price of $77.30 per barrel.

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by Statement of Financial Accounting Standard (SFAS) No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the asset for the outstanding cash flow hedge natural gas swap contract at June 30, 2006 was approximately $9.1 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The fair value of the liability for the outstanding cash flow hedge oil swap contracts at June 30, 2006 was approximately $19.5 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. As the hedge contracts were highly effective, losses of $6.5 million from changes in contract fair value, net of taxes, as of June 30, 2006, are included in other comprehensive income (loss) within stockholders’ equity. The amounts of gains or losses from the changes in contract fair value are reclassified into earnings over the term of the hedge contracts. For the six month period ended June 30, 2006, the Company recorded approximately $0.1 million of loss related to the ineffective portion of the change in the derivatives’ fair value related to the oil swap contracts and has reclassified such loss within other (income) expense in the accompanying consolidated statements of operations.

During the year ended December 31, 2004, the Company borrowed 35 million Euros to fund the acquisition of its European calcium chloride assets. This debt is designated as a hedge of the Company’s net investment in that foreign operation. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At June 30, 2006, the Company had 35 million Euros ($43.9 million) designated as a hedge of a net investment in a foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $0.6 million, net of taxes, at June 30, 2006.

NOTE G – EQUITY-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107) in March, 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as amended), “Accounting for Share-Based Compensation” (SFAS No. 123), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS No. 123R resulted in stock compensation expense related to stock options and restricted stock for the six months ended June 30, 2006 of $1.9 million, which is included in general and administrative expense. This expense reduced net income by $1.2 million and reduced basic and diluted earnings per share by $0.02 for the six months ended June 30, 2006.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending June 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending June 30, 2006 for the expected option term.

Prior to the adoption of SFAS No. 123R, the Company presented any tax benefits of deductions resulting from the exercise of stock options within operating cash flows in its consolidated statements of cash flows. SFAS No. 123R requires tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified and reported as a financing cash inflow upon adoption of SFAS No. 123R.

Pro Forma Stock Compensation Expense for the Six Months Ended June 30, 2005

Prior to the adoption of SFAS No. 123R, and for the six months ended June 30, 2005, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS No. 123 and been amortized over the options’ vesting periods, net income and earnings per share would have been as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$14,971	$20,684
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(935)	(2,067)
Pro forma net income	$14,036	$18,617

Earnings per share:
Basic - as reported	$0.22	$0.31
Basic - pro forma	$0.21	$0.27

Diluted - as reported	$0.21	$0.29
Diluted - pro forma	$0.20	$0.26

Average shares	67,687	67,746
Average diluted shares	71,523	71,623

Pro forma compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented above for the six months ended June 30, 2005 under SFAS No. 123 and the stock compensation expense recognized during the six months ended June 30, 2006 under SFAS No. 123R are not directly comparable. In accordance with the modified prospective transition method of SFAS No. 123R, the prior year comparative results have not been restated.

Equity-Based Compensation as of June 30, 2006

The Company has various stock option plans under which options for the purchase of the Company’s common stock and other performance-based awards have been granted to executive officers, key employees, nonexecutive officers, consultants, and directors of the Company. Incentive stock options are exercisable for periods up to ten years.

The TETRA Technologies, Inc. 1990 Stock Option Plan (the 1990 Plan) was initially adopted in 1985 and subsequently amended to change the name and the number and type of options that could be granted as well as the time period for granting stock options. As of December 31, 2004, no further options may be granted under the 1990 Plan.

In 1993, the Company adopted the TETRA Technologies, Inc. Director Stock Option Plan (the Directors’ Plan). In 1996, the Directors’ Plan was amended to increase the number of shares issuable under automatic grants thereunder. In 1998, the Company adopted the TETRA Technologies, Inc. 1998 Director Stock Option Plan as amended (the 1998 Director Plan). The purpose of the Directors’ Plan and the 1998 Director Plan (together the Director Stock Option Plans) is to enable the Company to attract and retain qualified individuals to serve as directors of the Company and to align their interests more closely with the Company’s interests. The 1998 Director Plan is funded with treasury stock of the Company and was amended and restated effective December 18, 2002 to increase the number of shares issuable thereunder, to change the types of options that may be granted thereunder, and to increase the number of shares issuable under automatic grants thereunder. The 1998 Director Plan was amended and restated effective June 27, 2003, and further amended in December 2005, to increase the number of shares issuable thereunder. At June 30, 2006, 2,137,500 shares of common stock have been registered and were reserved for grants under the Director Stock Option Plans. As of May 2, 2006, no further options may be granted under the Director Stock Option Plans.

During 1996, the Company adopted the 1996 Stock Option Plan for Nonexecutive Employees and Consultants (the Nonqualified Plan) to enable the Company to award nonqualified stock options to nonexecutive employees and consultants who are key to the performance of the Company. At June 30, 2006, 3,615,000 shares of common stock have been registered and were reserved for grants under the Nonqualified Plan. As of May 2, 2006, no further options may be granted under the Nonqualified Plan.

In May 2006, the Company’s stockholders approved the adoption of the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan. Pursuant to the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan, the Company is authorized to grant up to 1,300,000 shares in the form of stock options (including incentive stock options and nonqualified stock options); restricted stock; bonus stock; stock appreciation rights; and performance awards to employees, consultants and non-employee directors. As a result of the adoption and approval of the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan, no further awards may be granted under the Company’s other existing plans.

In May 2006, the Company granted to certain officers and employees a total of 83,708 restricted shares, which generally vest 20% per year for a five year period. The market value (based on the quoted price of the common stock on the date of grant) of the restricted shares was $29.47 per share, or an aggregate of approximately $2.5 million, at the date of grant.

The following is a summary of stock option activity for the six months ended June 30, 2006:

		Weighted Average Option
	Shares Under Option	Price Per Share
	(In Thousands)
Outstanding at December 31, 2005	7,752	$6.00

Options granted	986	24.44
Options cancelled	(27)	6.75
Options exercised	(2,116)	5.03
Outstanding at June 30, 2006	6,595	$9.07

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2006, was approximately $32.7 million. Cash received from stock options exercised during the six months ended June 30, 2006 was $10.5 million. Recognized excess tax benefits related to the exercise of stock options during the six months ended June 30, 2006 were $11.4 million.

Stock options authorized for issuance, outstanding and currently exercisable at June 30, 2006 are as follows:

June 30, 2006
(In Thousands, Except Per Share Amounts)
TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan
Maximum number of shares authorized for issuance	1,300
Shares reserved for future grants	608
Shares exercisable at period end	–
Weighted average exercise price of shares exercisable at period end	$–

1990 TETRA Technologies, Inc. Employee Plan (as amended)
Maximum number of shares authorized for issuance	17,775
Shares reserved for future grants	–
Shares exercisable at period end	3,348
Weighted average exercise price of shares exercisable at period end	$6.02

Director Stock Option Plans (as amended)
Maximum number of shares authorized for issuance	2,138
Shares reserved for future grants	–
Shares exercisable at period end	833
Weighted average exercise price of shares exercisable at period end	$8.17

All Other Plans
Maximum number of shares authorized for issuance	3,615
Shares reserved for future grants	–
Shares exercisable at period end	814
Weighted average exercise price of shares exercisable at period end	$8.63

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Range of		Remaining	Exercise		Remaining	Exercise
Exercise Price	Shares	Contracted Life	Price	Shares	Contracted Life	Price
	(In Thousands)			(In Thousands)
$1.61 to $4.37	1,619	5.0	$3.34	1,296	4.6	$3.10
$4.37 to $8.11	1,743	5.9	$5.33	1,676	5.8	$5.29
$8.11 to $9.21	1,857	6.3	$9.06	1,621	6.1	$9.11
$9.21 to $20.85	654	9.1	$13.06	401	8.9	$11.87
$20.85 to $30.00	722	9.8	$27.33	–	–	$–
	6,595	6.5	$9.07	4,994	5.8	$6.49

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility 33% to 35%, expected life of options 2.8 to 4.0 years, risk-free interest rate 4.9% and no expected dividend yield. The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005, using the Black-Scholes model, was $9.81 and $5.44 per share, respectively. Total estimated unrecognized compensation cost from unvested stock options and restricted stock as of June 30, 2006 was approximately $11.4 million, which is expected to be recognized over a weighted average period of approximately 3.4 years.

NOTE H – COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries are named as defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the financial statements.

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in Other Liabilities in the accompanying consolidated balance sheets at June 30, 2006 and December 31, 2005. The reserve will be further adjusted as information develops or conditions change.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$62,733	$57,829	$110,614	$105,308
WA&D Division
WA&D Services	1,071	1,087	1,853	2,085
Maritech	37,685	15,210	73,118	28,705
Intersegment eliminations	–	–	–	–
Total WA&D Division	38,756	16,297	74,971	30,790
Production Enhancement Division	2,633	2,944	6,553	5,327
Consolidated	104,122	77,070	192,138	141,425

Services and rentals
Fluids Division	8,121	5,835	14,904	10,387
WA&D Division
WA&D Services	71,210	37,558	103,746	65,113
Maritech	282	1,026	2,788	1,362
Intersegment eliminations	(11,186)	(714)	(18,006)	(893)
Total WA&D Division	60,306	37,870	88,528	65,582
Production Enhancement Division	35,498	23,669	64,717	45,526
Consolidated	103,925	67,374	168,149	121,495

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Intersegmented revenues
Fluids Division	$67	$16	$106	$43
WA&D Division
WA&D Services	–	–	–	–
Maritech	–	–	–	–
Intersegment eliminations	–	–	–	–
Total WA&D Division	–	–	–	–
Production Enhancement Division	103	29	126	65
Intersegment eliminations	(170)	(45)	(232)	(108)
Consolidated	–	–	–	–

Total revenues
Fluids Division	70,921	63,680	125,624	115,738
WA&D Division
WA&D Services	72,281	38,645	105,599	67,198
Maritech	37,967	16,236	75,906	30,067
Intersegment eliminations	(11,186)	(714)	(18,006)	(893)
Total WA&D Division	99,062	54,167	163,499	96,372
Production Enhancement Division	38,234	26,642	71,396	50,918
Intersegment eliminations	(170)	(45)	(232)	(108)
Consolidated	$208,047	$144,444	$360,287	$262,920

Income before taxes and discontinued operations
Fluids Division	$18,119		$12,149		$31,458		$17,847
WA&D Division
WA&D Services	16,622		7,715		17,981		11,602
Maritech	11,273		4,207		29,138		4,931
Intersegment eliminations	(1,777)		(66)		(2,773)		(78)
Total WA&D Division	26,118		11,856		44,346		16,455
Production Enhancement Division	11,867		7,412		20,995		12,790
Corporate overhead	(11,551	)(1)	(8,150	)(1)	(22,164	)(1)	(15,101	)(1)
Consolidated	$44,553		$23,267		$74,635		$31,991

Total assets
Fluids Division	$246,656		$195,242		$246,656		$195,242
WA&D Division
WA&D Services	236,710		113,004		236,710		113,004
Maritech	236,141		44,709		236,141		44,709
Intersegment eliminations	(16,751)		(11,727)		(16,751)		(11,727)
Total WA&D Division	456,100		145,986		456,100		145,986
Production Enhancement Division	226,601		180,584		226,601		180,584
Corporate overhead	18,386		9,836		18,386		9,836
Consolidated	$947,743		$531,648		$947,743		$531,648

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
General and administrative expense	$8,109	$6,272	$15,644	$11,417
Depreciation and amortization	222	248	449	431
Interest expense	3,451	1,472	5,846	2,989
Other general corporate (income)/expense, net	(231)	158	225	264
Total	$11,551	$8,150	$22,164	$15,101

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company’s results of operations continued to reflect the increased activity and profitability of each of its operating divisions, with increased revenues, gross profit and net income compared to the comparable quarter of the prior year. For the first time in its history, the Company reported quarterly revenues and net income in excess of $200.0 million and $29.0 million, respectively. The increased operating results reflect the Company’s recent acquisition activity, particularly for its Well Abandonment & Decommissioning (WA&D) Division, which expanded its service vessel fleet, added a contract diving operation, and through its Maritech segment, significantly increased its operations through the third quarter 2005 acquisitions of oil and gas producing properties. One of the WA&D Division’s most significant acquisitions, the DB-1 heavy lift derrick barge, began operations in July 2006 following refurbishment, and is expected to contribute further growth beginning in the third quarter of 2006. The Company’s Production Enhancement Division also grew with the recent acquisition of Beacon Resources, LLC (Beacon), which significantly expanded its production testing operations. These recent acquisitions allow the Company to capitalize on the current high demand for its products and services, particularly the post-hurricane demand for well abandonment and decommissioning services. In addition to the growth from acquisitions, however, the Company also continued to report increased activity as a result of the increased oil and gas industry demand for its products and services, including those provided by its Fluids and Production Enhancement Divisions, which are particularly affected by the current sustained increase in industry spending as reflected by the domestic rig count. Each of these divisions saw increased gross profit as a percentage of revenues both for the second quarter and six month period as compared to the prior year period. The Company continues to pursue additional strategic acquisitions to further grow its operations. Partially offsetting the increased operating results described above are the increased administrative expenses associated with the Company’s growth and the increased interest expense incurred as a result of the increased borrowings necessary to fund the recent acquisition activity.

As of June 30, 2006, the Company’s consolidated balance sheet included current assets of $364.4 million and total assets of $947.7 million, once again reflecting growth from the previous quarter and from the prior year end. Cash provided from operating activities during the first six months of 2006 was $13.5 million, which was net of approximately $77.6 million related to increased accounts receivable and inventory. The Company’s capital expenditure growth during the first six months of 2006, including the significant acquisitions which were completed during the first quarter of 2006, was funded by the issuance of approximately $90.0 million of newly issued 2006-A Senior Notes, borrowings under its bank credit facility, and from its operating cash flows. In June 2006, the Company positioned itself for further growth by entering into an amended and restated bank credit facility which provides for increased maximum borrowing capacity, subject to lender approval, of $300 million, lower effective interest rates and additional flexibility. As of August 9, 2006, the Company had approximately $80.2 million of available borrowing capacity under its bank credit facility, based on current borrowing capacity of $200 million. The Company’s increased borrowing capacity is available to fund its continuing growth strategy, which includes expanding its existing businesses – through internal growth as well as through suitable acquisitions – and identifying opportunities to establish operations in additional niche oil and gas service markets. The Company’s growth plans also include a significant capital expenditure program for 2006, which is designed to position the Company for future growth during a period of strong industry demand.

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

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as amended), “Accounting for Share-Based Compensation” (SFAS No. 123), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Revenues
Fluids Division	$70,921	$63,680	$125,624	$115,738
WA&D Division
WA&D Services	72,281	38,645	105,599	67,198
Maritech	37,967	16,236	75,906	30,067
Intersegment eliminations	(11,186)	(714)	(18,006)	(893)
Total WA&D Division	99,062	54,167	163,499	96,372
Production Enhancement Division	38,234	26,642	71,396	50,918
Intersegment eliminations	(170)	(45)	(232)	(108)
	208,047	144,444	360,287	262,920
Gross Profit
Fluids Division	24,222	16,622	43,033	26,575
WA&D Division
WA&D Services	19,995	10,817	24,315	17,520
Maritech	10,686	4,983	29,015	5,910
Intersegment eliminations	(1,777)	(65)	(2,773)	(77)
Total WA&D Division	28,904	15,735	50,557	23,353
Production Enhancement Division	15,615	10,324	28,569	18,635
Other	(258)	(260)	(499)	(452)
	68,483	42,421	121,660	68,111

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands)
Income before taxes and discontinued operations
Fluids Division	$18,119	$12,149	$31,458	$17,847
WA&D Division
WA&D Services	16,622	7,715	17,981	11,602
Maritech	11,273	4,207	29,138	4,931
Intersegment eliminations	(1,777)	(66)	(2,773)	(78)
Total WA&D Division	26,118	11,856	44,346	16,455
Production Enhancement Division	11,867	7,412	20,995	12,790
Corporate overhead	(11,551)	(8,150)	(22,164)	(15,101)
	44,553	23,267	74,635	31,991

The above information excludes the results of the Norwegian process services business, which has been accounted for as discontinued operations.

Three months ended June 30, 2006 compared with three months ended June 30, 2005.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended June 30, 2006 were $208.0 million compared to $144.4 million for the second quarter of the prior year, an increase of 44.0%. Consolidated gross profit also increased significantly to $68.5 million during the second quarter of 2006 compared to $42.4 million in the prior year quarter, an increase of 61.4%. Consolidated gross profit as a percentage of revenue was 32.9% during the second quarter of 2006 compared to 29.4% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $23.6 million during the second quarter of 2006 compared to $18.5 million during the prior year period, an increase of $5.1 million or 27.8%. This increase was primarily due to the overall growth of the Company and included approximately $3.2 million of increased salary, incentive, benefits and other associated employee expenses; approximately $0.6 million of increased insurance expenses; approximately $0.2 million of higher professional service expenses; and approximately $1.1 million of increased office expenses, contract labor and other general expenses. Included as part of increased employee expenses during the second quarter of 2006 is approximately $0.6 million of compensation expense recorded pursuant to SFAS No. 123R, which was adopted on January 1, 2006. General and administrative expenses as a percentage of revenue was approximately 11.3% during the second quarter of 2006, compared to approximately 12.8% during the prior year period.

Other Income and Expense – Other income and expense was $3.1 million of income during the second quarter of 2006 compared to $0.8 million of income during the second quarter of 2005, due to approximately $2.4 million of additional gains on sales of assets in the current year period plus approximately $0.3 million of gains associated with commodity hedge ineffectiveness, less approximately $0.4 million of decreased foreign currency fluctuation gains during the period compared to the prior year period.

Interest Expense and Income Taxes – Net interest expense increased from $1.4 million during the prior year second quarter to $3.4 million during the second quarter of 2006 due to the significant borrowings of long-term debt which were used to fund the Company’s acquisitions during the first quarter of 2006 and third quarter of 2005. Future periods will continue to reflect the increased interest expense associated with these additional borrowings, until they are repaid. The Company’s provision for income taxes during the second quarter of 2006 increased to $15.4 million compared to $8.0 million during the prior year period, primarily due to increased earnings.

Net Income – Net income was $29.2 million during the second quarter of 2006 compared to $15.0 million in the prior year quarter, an increase of $14.3 million. Net income per diluted share was $0.39 on 75,022,827 average diluted shares outstanding during the second quarter of 2006 compared to $0.21 on 71,522,643 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $63.7 million during the second quarter of 2005 to $70.9 million during the current year period, an increase of $7.2 million or 11.4%. This increase was primarily due to increased product pricing, sales volumes and service activity, which more than offset the decreased production from the Company’s Lake Charles calcium chloride manufacturing facility. The Division is operating its Lake Charles facility at a reduced level for an indefinite period, while it reviews alternative sources of raw materials, and calcium chloride revenues are expected to continue at a decreased level during this period.

Fluids Division gross profit increased significantly to $24.2 million during the second quarter of 2006, compared to $16.6 million during the prior year period, an increase of $7.6 million or 45.7%. Gross profit as a percentage of revenue increased from 26.1% during the prior year period to 34.2% during the current year period. This increase was primarily due to the increased product sales volumes, a more favorable mix of higher-margin products, and expansion of its service offerings, and increased prices during the period, which more than offset the impact of higher product costs. Given the increased cost of raw materials for its products, and the potential higher cost of alternative feedstock supply for the Division’s Lake Charles manufacturing facility, future levels of gross profit for the Fluids Division will be impacted by the Division’s continued ability to pass along these increased costs to its customers through higher product prices.

Fluids Division income before taxes during the second quarter of 2006 totaled $18.1 million compared to $12.1 million in the corresponding prior year period, an increase of $6.0 million or 49.1%. This increase was primarily generated by the $7.6 million increase in gross profit discussed above, which was partially offset by approximately $0.7 million of decreased gains on sales of assets, approximately $0.5 million of increased administrative expenses and approximately $0.4 million of other expense, primarily from decreased foreign currency fluctuation gains.

WA&D Division – WA&D Division revenues increased to $99.1 million during the second quarter of 2006 compared to $54.2 million during the prior year period, an increase of $44.9 million or 82.9%. The Division’s WA&D Services operations revenues increased to $72.3 million during the second quarter of 2006 compared to $38.6 million in the prior year quarter, an increase of $33.6 million or approximately 87.0%. This increase was primarily due to the increased well abandonment and decommissioning activity in the Gulf of Mexico and inland waters region following the significant hurricanes during the third quarter of 2005. As a result of the hurricane damage experienced by many offshore operators, the Division anticipates continued high demand for its services, as operators complete their damage assessments, repair or decommission damaged platforms and pipelines, and accelerate their abandonment and decommissioning plans due to the risk of future storm damage and due to the increasing insurance costs related to offshore assets. To increase its capacity to provide services, the Division purchased an additional derrick barge in February 2006, the DB-1, made extensive repairs and modifications to one of its existing vessels, and entered into an arrangement to lease two additional vessels, the Anna IV and the Orion. The DB-1 has undergone refurbishment and began operating in July 2006. The March 2006 acquisition of the assets of Epic, a full service diving operation, contributed approximately $17.9 million of revenues during the second quarter of 2006. The Epic acquisition allows the Division to provide additional services to its customers, including Maritech, and to secure a substantial portion of the supply of such services needed for other WA&D Services operations.

The Division’s Maritech operations reported revenues of $38.0 million during the second quarter of 2006 compared to $16.2 million during the prior year period, an increase of $21.7 million, or 133.8%. Approximately $14.8 million of this increase is from increased production volumes primarily due to acquisitions of producing properties and successful development activities. During the third quarter of 2005, Maritech acquired producing oil and gas properties in three significant acquisitions. Production volumes during the second quarter of 2006 includes continuing progress by Maritech to restore production that was temporarily shut-in following hurricanes Katrina and Rita during the third quarter of 2005. In addition, Maritech’s revenues increased approximately $7.7 million during the second quarter of 2006 as a result of higher realized oil and gas commodity prices compared to the prior year period. Such increases were partially offset by approximately $0.7 million of decreased prospect and service revenue compared to the prior year period.

WA&D Division gross profit during the second quarter of 2006 totaled $28.9 million compared to $15.7 million during the prior year quarter, an increase of $13.2 million or 83.7%. The WA&D Services segment of the Division reported a $9.2 million increase in gross profit, from $10.8 million during the second quarter of 2005 to $20.0 million during the current year quarter. WA&D Services gross profit as a percentage of revenues decreased to 27.7% during the current year second quarter compared to 28.0% during the prior year period, due in part to costs associated with weather delays and vessel repairs. Approximately $1.8 million of the current period gross profit was generated from work performed for Maritech, and is eliminated in consolidation. Diving and support operations contributed approximately $6.8 million of segment gross profit during the second quarter of 2006. The current high demand for WA&D Services has resulted in an increase in work performed, and the Division continues to seek additional capacity to meet the increased demand. The Division’s increased vessel fleet and the newly acquired Epic diving operations and equipment are expected to provide additional efficiencies in the future as the Division attempts to capitalize on the current market demand for its services.

The Division’s Maritech operations reported gross profit of $10.7 million during the second quarter of 2006 compared to $5.0 million during the second quarter of 2005, a $5.7 million increase, or 114.4%. Maritech’s gross profit as a percentage of revenues decreased during the quarter to 28.1% compared to 30.7% during the prior year period. The significant growth in Maritech’s production volumes following the acquisitions completed during the third quarter of 2005, plus the increased realized commodity prices discussed above, were partially offset by approximately $16.0 million of increased operating expenses, including approximately $4.5 million of increased insurance premium costs, and approximately $7.4 million of increased depreciation, depletion and accretion costs primarily associated with production from the newly acquired properties. Maritech suffered varying levels of damage to the majority of its offshore production platforms as a result of third quarter 2005 hurricanes, and three of its platforms were completely destroyed. The Division has completed most of the required repairs to its platform facilities, other than those which were destroyed, and has begun to perform well intervention operations on the wells associated with one of the destroyed platforms. Maritech is continuing to assess the extent of the damages related to the destroyed platforms, and expects to continue to incur significant costs during the remainder of 2006 and beyond to repair these assets. The Company believes that substantially all of the repair costs for these damaged assets in excess of applicable deductible amounts are covered under the Company’s various insurance policies. Insurance premium costs will continue to be greatly increased during 2006 compared to 2005.

WA&D Division income before taxes was $26.1 million during the second quarter of 2006 compared to $11.9 million during the prior year period, an increase of $14.3 million or 120.3%. WA&D Services segment income before taxes increased from $7.7 million during the second quarter of 2005 to $16.6 million during the current year quarter, an increase of $8.9 million or 115.5%. This increase was due to the $9.2 million increase in gross profit described above, and approximately $0.3 million of increased gains on asset sales, less approximately $0.6 million of increased administrative expenses, including the administrative expenses incurred during the quarter associated with the newly acquired Epic operations.

The Division’s Maritech operations reported income before taxes of $11.3 million during the second quarter of 2006 compared to $4.2 million during the prior year period, a $7.1 million increase, or 168.0%. This increase was due to the $5.7 million increase in gross profit discussed above and approximately $2.8 million of increased gains on sales of properties compared to the prior year period, partially offset by approximately $1.4 million of increased administrative costs associated with Maritech’s growth.

Production Enhancement Division – Production Enhancement Division revenues increased $11.6 million during the second quarter of 2006 compared to the prior year period, from $26.6 million during the second quarter of 2005 to $38.2 million during the current year period. This 43.5% increase was primarily due to the increased revenues from the Division’s Compressco and production testing operations. Compressco revenues increased by approximately $3.4 million compared to the prior year period, due to its overall growth domestically, as well as in Canada and Mexico. Following a recent expansion of its production facility, Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. In addition, the Division’s production testing operations revenues increased by approximately $7.8 million during the second quarter of 2006 compared to the prior year quarter, due to the first quarter 2006 acquisition of Beacon, the increased activity from its domestic customers, and from its Latin American operations, including its recently established operation in Brazil. The Division’s process services operations contributed an additional revenue increase of approximately $0.5 million.

Production Enhancement Division gross profit increased from $10.3 million during the second quarter of 2005 to $15.6 million during the second quarter of 2006, an increase of $5.3 million or 51.2%. Gross profit as a percentage of revenues also increased, from 38.8% during the second quarter of 2005 to 40.8% during the current year period, reflecting the acquisition of Beacon as well as the increased demand for compressor and production testing services described above.

Income before taxes for the Production Enhancement Division increased 60.1%, from $7.4 million during the prior year second quarter to $11.9 million during the second quarter of 2006, an increase of $4.5 million. This increase was primarily due to the increased gross profit discussed above, less approximately $0.8 million of increased administrative costs, primarily related to increased administrative costs associated with Compressco.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, depreciation and amortization, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $8.2 million during the second quarter of 2005 to $11.6 million during the second quarter of 2006, primarily due to increased corporate interest expense, which increased $2.0 million compared to the second quarter of the prior year due to the increased outstanding balance of long-term debt used to fund the acquisitions completed during the third quarter of 2005 and the first quarter of 2006. In addition, corporate overhead includes increased administrative costs of approximately $1.8 million. The increase in administrative costs resulted from approximately $1.1 million of increased salaries and incentive compensation, including approximately $0.6 million of compensation expense required under the newly adopted SFAS No. 123R; approximately $0.1 million of increased professional fee expenses; and approximately $0.6 million of increased office, insurance and other general expenses. Total estimated unrecognized compensation cost from unvested stock options pursuant to SFAS No. 123R as of June 30, 2006 was approximately $11.4 million, which is expected to be recognized over a weighted average period of approximately 3.4 years. Partially offsetting these increases, the Company reflected a gain of approximately $0.3 million during the second quarter of 2006 associated with commodity derivative ineffectiveness, which is included in other income.

Six months ended June 30, 2006 compared with six months ended June 30, 2005.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the six months ended June 30, 2006 were $360.3 million compared to $262.9 million for the first six months of the prior year, an increase of 37.0%. Consolidated gross profit also increased significantly to $121.7 million during the first six months of 2006 compared to $68.1 million in the prior year period, an increase of 78.6%. Consolidated gross profit as a percentage of revenue was 33.8% during the first six months of 2006 compared to 25.9% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $44.8 million during the first six months of 2006 compared to $35.0 million during the prior year period, an increase of $9.8 million or 27.9%. This increase was primarily due to the overall growth of the Company and included approximately $7.0 million of increased salary, incentive, benefits and other associated employee expenses; approximately $0.7 million of higher professional service expenses; and approximately $2.1 million of increased office expenses, contract labor and other general expenses. Included as part of increased employee expenses during the first six months of 2006 is approximately $1.9 million of compensation expense recorded pursuant to SFAS No. 123R, which was adopted on January 1, 2006. General and administrative expenses as a percentage of revenue decreased to approximately 12.4% during the first six months of 2006, compared to approximately 13.3% during the prior year period.

Other Income and Expense – Other income and expense was $3.5 million of income during the first six months of 2006 compared to $1.8 million of income during the first six months of 2005, due to approximately $2.6 million of additional gains on sales of assets in the current year period, net of approximately $0.2 million of decreased joint venture income and $0.6 million of decreased gains from foreign currency fluctuations.

Interest Expense and Income Taxes – Net interest expense increased from $2.9 million during the first six months of 2005 to $5.7 million during the first six months of 2006 due to the significant borrowings of long-term debt which were used to fund the Company’s acquisitions during the third quarter of 2005 and first quarter of 2006. Future periods will continue to reflect the increased interest expense associated with these additional borrowings, until they are repaid. The Company’s provision for income taxes during the first six months of 2006 increased to $26.0 million compared to $11.0 million during the prior year period, primarily due to increased earnings.

Net Income – Net income was $48.7 million during the first six months of 2006 compared to $20.7 million in the prior year period, an increase of $28.1 million. Net income per diluted share was $0.65 on 74,635,752 average diluted shares outstanding during the first six months of 2006 compared to $0.29 on 71,622,939 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $115.7 million during the first six months of 2005 to $125.6 million during the current year period, an increase of $9.9 million or 8.5%. This increase was primarily due to increased product pricing, sales volumes and service activity, which more than offset the decreased production from the Company’s Lake Charles calcium chloride manufacturing facility. The Division is operating its Lake Charles facility at a reduced level for an indefinite period, while it reviews alternative sources of raw materials, and calcium chloride revenues are expected to continue at a decreased level during this period.

Fluids Division gross profit increased significantly to $43.0 million during the first six months of 2006, compared to $26.6 million during the prior year period, an increase of $16.5 million or 61.9%. Gross profit as a percentage of revenue increased from 23.0% during the prior year to 34.3% during the current year period. This increase was primarily due to the increased product sales volumes, a more favorable mix of higher-margin products and services, and increased prices during the period, which more than offset the impact of higher product costs. Given the increased cost of raw materials for its products, and the potential higher cost of alternative feedstock supply for the Division’s Lake Charles manufacturing facility, future levels of gross profit for the Fluids Division will be impacted by the Division’s continued ability to pass along these increased costs to its customers through higher product prices.

Fluids Division income before taxes during the first six months of 2006 totaled $31.5 million compared to $17.8 million in the prior year period, an increase of $13.6 million or 76.3%. This increase was primarily generated by the $16.5 million increase in gross profit discussed above, which was partially offset by approximately $1.3 million of increased administrative expenses, approximately $0.7 million of decreased gains on sales of assets, $0.7 million of decreased gains on foreign currency fluctuations and approximately $0.2 million of decreased joint venture income.

WA&D Division – WA&D Division revenues increased to $163.5 million during the first six months of 2006 compared to $96.4 million during the prior year period, an increase of $67.1 million or 69.7%. The Division’s WA&D Services operations revenues increased to $105.6 million during the first six months of 2006 compared to $67.2 million in the prior year period, an increase of $38.4 million or approximately 57.1%. This increase was primarily due to the increased well abandonment and decommissioning activity in the Gulf of Mexico and inland waters region following the significant hurricanes during the third quarter of 2005. As a result of the hurricane damage experienced by many offshore operators, the Division anticipates continued increased demand for its services, as operators complete their damage assessments, repair or decommission damaged platforms and pipelines, and accelerate their abandonment and decommissioning plans due to the risk of future storm damage and due to the increasing insurance costs related to offshore assets. To increase its capacity to provide services, the Division purchased an additional derrick barge in February 2006, the DB-1, made extensive repairs and modifications to one of its existing vessels, and entered into an arrangement to lease two additional vessels; the Anna IV, which was leased beginning March 2006, and the Orion, which was leased beginning in July 2006. The DB-1 recently completed refurbishment work and began operating in July 2006. The March 2006 acquisition of the assets of Epic, a full service diving operation, contributed approximately $21.1 million of revenues during the first six months of 2006. The Epic acquisition allows the Division to provide additional services to its customers, including Maritech, and to secure a substantial portion of the supply of such services for WA&D Services operations.

The Division’s Maritech operations reported revenues of $75.9 million during the first six months of 2006 compared to $30.1 million during the prior year period, an increase of $45.8 million, or 152.4%. Approximately $28.0 million of this increase is from increased production volumes primarily due to acquisitions of producing properties and successful development activities. During the third quarter of 2005, Maritech acquired producing oil and gas properties in three significant acquisitions. In addition, Maritech’s revenues increased approximately $16.4 million during the first six months of 2006 as a result of higher realized oil and gas commodity prices compared to the prior year period. Also, Maritech reported approximately $1.5 million of increased prospect fee revenue during the current year period. Beginning in the last half of the third quarter of 2005, production from a majority of Maritech’s producing properties, including its newly acquired properties, was shut-in as a result of hurricanes Katrina and Rita. While a large majority of Maritech’s properties have resumed operation, a small portion of Maritech’s daily production remains shut-in.

WA&D Division gross profit during the first six months of 2006 totaled $50.6 million compared to $23.4 million during the prior year period, an increase of $27.2 million or 116.5%. The WA&D Services segment of the Division reported a $6.8 million increase in gross profit, from $17.5 million during the first six months of 2005 to $24.3 million during the current year period. WA&D Services gross profit as a percentage of revenues decreased to 23.0% during the first six months of the current year compared to 26.1% during the prior year period, primarily due to decreased gross profit percentage on work performed during the first quarter of 2006 due to weather disruptions. The current high demand for these services has resulted in an increase in work performed during the winter season, which has historically been reduced during this season due to the increased weather risks associated with offshore operations. In addition, the WA&D Services segment also incurred certain expenses related to the expansion of its heavy lift vessel fleet and the refurbishment of one of its existing vessels. These decreases were more than offset by the overall increase in segment revenues and diving and support operations, which contributed approximately $7.9 million of segment gross profit, and resulting in the WA&D Services segment reporting increased gross profit compared to the prior year period. The Division’s increased vessel fleet and the newly acquired Epic diving operations are expected to provide additional efficiencies in the future as the Division attempts to capitalize on the current market demand for its services. Approximately $2.8 million of the current period WA&D Services gross profit was generated from work performed for Maritech, and is eliminated in consolidation.

The Division’s Maritech operations reported gross profit of $29.0 million during the first six months of 2006 compared to $5.9 million during the first six months of 2005, a $23.1 million increase. Maritech’s gross profit as a percentage of revenues also increased significantly during the period to 38.2% compared to 19.7% during the prior year period. The significant growth in Maritech’s production volumes primarily resulting from the acquisitions completed during the third quarter of 2005, plus the increased realized commodity prices discussed above, were partially offset by approximately $24.6 million of increased operating expenses, including approximately $5.3 million of increased insurance premium costs and approximately $13.4 million of increased depreciation, depletion and accretion costs primarily associated with production from the newly acquired properties. In addition, during the first quarter of 2005, Maritech reported an impairment charge of approximately $1.9 million as required under successful efforts accounting. Maritech suffered varying levels of damage to the majority of its offshore production platforms as a result of third quarter 2005 hurricanes, and three of its platforms were completely destroyed. The Division has completed most of the required repairs to its platform facilities, other than those which were destroyed, and has begun to perform well intervention operations on the wells associated with one of the destroyed platforms. Maritech is continuing to assess the extent of the damages related to the destroyed platforms, and expects to continue to incur significant costs during the remainder of 2006 and beyond to repair these assets. The Company believes that substantially all of the repair costs for these damaged assets in excess of applicable deductible amounts are covered under the Company’s various insurance policies.

WA&D Division income before taxes was $44.4 million during the first six months of 2006 compared to $16.5 million during the prior year period, an increase of $27.9 million or 169.5%. WA&D Services segment income before taxes increased to $18.0 million during the first six months of 2006 compared to $11.6 million during the prior year period, an increase of $6.4 million or 55.0%. This increase was due to the $6.8 million increase in gross profit described above, less approximately $0.4 million primarily from increased administrative expenses, including the administrative expenses incurred during a portion of the six month period associated with the newly acquired Epic operations.

The Division’s Maritech operations reported income before taxes of $29.1 million during the first six months of 2006 compared to $4.9 million during the prior year period, a $24.2 million increase. This increase was due to the $23.1 million increase in gross profit discussed above, and approximately $3.1 million of increased gains on sales of properties compared to the prior year period, partially offset by approximately $2.0 million of increased administrative costs associated with Maritech’s growth.

Production Enhancement Division – Production Enhancement Division revenues increased $20.5 million during the first six months of 2006 compared to the prior year period, from $50.9 million during the first six months of 2005 to $71.4 million during the current year period. This 40.2% increase was primarily due to the increased revenues from the Division’s Compressco and production testing operations. Compressco revenues increased by approximately $8.3 million compared to the prior year period, due to its overall growth domestically, as well as in Canada and Mexico. Following a recent expansion of its production facility, Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. In addition, the Division’s production testing operations revenues increased by approximately $11.5 million during the first six months of 2006 compared to the prior year quarter, due to the first quarter acquisition of Beacon, the increased activity from its domestic customers, and from recent growth of its Latin American operations, including its recently established operation in Brazil. The Division’s process services operations contributed an additional revenue increase of approximately $0.7 million.

Production Enhancement Division gross profit increased from $18.6 million during the first six months of 2005 to $28.6 million during the first six months of 2006, an increase of $9.9 million or 53.3%. Gross profit as a percentage of revenues also increased, from 36.6% during the first six months of 2005 to 40.0% during the current year period, reflecting the acquisition of Beacon as well as the increased demand for compressor and production testing services described above.

Income before taxes for the Production Enhancement Division increased 64.2%, from $12.8 million during the first six months of the prior year to $21.0 million during the first six months of 2006, an increase of $8.2 million. This increase was primarily due to the increased gross profit discussed above, less approximately $1.7 million of increased administrative costs, primarily related to increased administrative costs associated with Compressco.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, depreciation and amortization, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $15.1 million during the first six months of 2005 to $22.2 million during the first six months of 2006, primarily due to increased administrative costs of approximately $4.2 million. The increase in administrative costs resulted from approximately $3.1 million of increased salaries and incentive compensation, including approximately $1.9 million of compensation expense required under the newly adopted SFAS No. 123R; approximately $0.2 million of increased professional fee expenses; and approximately $0.8 million of increased office, insurance and other general expenses. Total estimated unrecognized compensation cost from unvested stock options pursuant to SFAS No. 123R as of June 30, 2006 was approximately $11.4 million, which is expected to be recognized over a weighted average period of approximately 3.4 years. Corporate interest expense during the first six months of 2006 increased by approximately $2.9 million compared to the prior year period due to the increased outstanding balance of long-term debt, which was used to fund the acquisitions completed during the third quarter of 2005 and the first quarter of 2006. In addition, the Company reflected a loss of approximately $0.1 million associated with commodity derivative ineffectiveness, which is included in other expense.

Liquidity and Capital Resources

Following the growth during the first quarter of 2006, the Company took steps during the second quarter to position itself for additional growth, through the issuance of additional senior notes and the expansion and improvement of its bank revolving credit facility. In April 2006, the Company sold through a private placement $90.0 million of 2006-A Senior Notes, which mature in 2016. In June 2006, the Company extended and modified its bank credit facility. The amended facility provides for the future expansion of the Company’s maximum availability under the facility to $300 million, subject to lender approval, and provides improved terms, giving the Company greater flexibility to fund its capital expenditure plans and to capitalize on strategic acquisition opportunities through the issuance of debt. During the second quarter of 2006, the Company also began integrating the operations it acquired in the first quarter, resulting in a contribution to the Company’s profitability and operating cash flow.

Operating Activities – Cash flow generated by operating activities totaled approximately $13.5 million during the first six months of 2006 compared to approximately $37.9 million during the first six months of the prior year. Operating cash flow during the first six months of 2006 was net of approximately $25.1 million of cash expended for increased inventories primarily related to the Company’s Fluids Division, reflecting increased volumes and higher product prices. Accounts receivable also increased by approximately $52.5 million during the six month period, due largely to increased amounts receivable pursuant to insured hurricane repair costs. In addition, tax benefits totaling $11.4 million associated with stock options exercised during the first half of 2006 are now classified as cash flows from financing activities pursuant to the requirements of SFAS No. 123R. The Company’s recent acquisitions of Beacon and the assets and operations of Epic contributed to its operating cash flow during the second quarter. The Company’s newly acquired heavy lift derrick barge, the DB-1, will contribute additional operating cash flow beginning in the third quarter, as it entered an active Gulf of Mexico well abandonment and decommissioning market beginning in July 2006. Future operating cash flow is also largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. The Company’s increased revenues from its existing businesses during the first six months of 2006 reflect the increased demand for the products and services of the majority of its businesses, and the Company expects that such demand will continue to be high during 2006. The operating cash flow impact from this increased demand is limited or partially offset, however, by the increased product, operating and administrative costs required to deliver its products and services and the Company’s equipment and personnel capacity constraints.

As a result of significant hurricanes during the third quarter of 2005, the Company suffered damage to certain of its fluids facilities and to certain of its decommissioning assets, including one of its heavy lift barges. Maritech suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms were completely destroyed. The majority of Company assets damaged during the third quarter 2005 hurricanes have been repaired; however, the Company is continuing to assess the extent of certain damages, particularly the well intervention and removal of debris costs associated with the destroyed Maritech platforms. The Company estimates that total repair costs, including the cost to repair fluids and well abandonment facilities and equipment, damaged offshore wells, and platforms will range between $95 to $105 million. The majority of these costs are expected to be incurred in 2006 and 2007, with some additional costs likely to be incurred in later years. The Company believes that its insurance protection will cover substantially all of the property damage incurred. However, for repair expenditures that are covered by insurance, the collection of insurance claims may be delayed, resulting in the temporary use of the Company’s capital resources to fund such repairs. As of June 30, 2006, repair expenditures incurred in excess of deductibles and anticipated to qualify for insurance reimbursement totaled approximately $50.3 million and are included in accounts receivable, pending the collection of the Company’s insurance claims. Such amount is net of approximately $10.5 million of claims paid to the Company as of June 30, 2006. The Company is working with its insurance underwriters to provide information and documentation regarding its claims for coverage in an effort to obtain reimbursement under these claims as expediently as possible; however, the timing of the collection of such claims is beyond the Company’s control. The Company’s insurance coverage premiums have significantly increased as a result of the recent storms, and its current coverage includes higher deductibles and reduced maximum coverage amounts compared to its previous coverage.

Future operating cash flow will also be affected by the commodity prices received for Maritech’s oil and gas production and the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. Maritech has entered into oil and gas commodity derivative transactions that extend through 2008 and are designed to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating prices of oil and natural gas. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of June 30, 2006 totals $133.2 million ($170.6 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of June 30, 2006, Maritech’s total undiscounted decommissioning obligation is approximately $238.4 million, and consists of Maritech’s liability of $170.6 million plus approximately $67.8 million which is required to be reimbursed to Maritech pursuant to contractual arrangements with the previous owners.

Investing Activities – During the first six months of 2006, the Company expended approximately $144.9 million of cash for capital expenditures, including approximately $62.1 million of net cash for acquisitions. In March 2006, the Company paid approximately $47.7 million at closing, subject to adjustment, for the acquisition of the assets and operations of the assets of Epic, which allows the WA&D Division to offer diving services to its customers. In connection with the acquisition of Epic, the Company estimates that it will pay during the third quarter of 2006 an additional $4.0 million related to certain of the purchase consideration adjustments, and shall pay an additional $1.6 million of consideration in June 2009. Also in March 2006, the Company paid approximately $15.6 million for the acquisition of Beacon, which expanded the Company’s production testing operation into new geographic markets. The Beacon acquisition also contains a contingent consideration provision which, if satisfied, could result in up to $19.1 million of additional consideration being paid in March 2009. The above acquisition transactions were funded by long-term borrowings. In addition to the above transactions, the Company plans to expend an estimated $77.2 million during 2006 on additional capital additions during 2006, a portion of which were expended during the first six months of 2006. The significant majority of such planned capital expenditures is related to identified opportunities to grow and expand the Company’s existing businesses and may be postponed or cancelled as conditions change. Projects planned during 2006 include the initial phase of the development of the Company’s Magnolia, Arkansas brine facility. In addition to the above capital expenditure plans, the Company’s growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent the Company consummates a significant transaction, the Company’s liquidity position will be affected. The Company expects to fund its 2006 capital expenditure activity through cash flows from operations and from its bank credit facility. Should additional capital be required, the Company believes that it has the ability to generate such capital through the issuance of additional debt or equity.

Cash capital expenditures of approximately $82.8 million during the first six months of 2006 included approximately $56.5 million by the WA&D Division. In February 2006, the Company’s WA&D Services segment expended approximately $20.0 million for the purchase of a heavy lift derrick barge, approximately $6.5 million for the purchase of a saturation dive vessel and approximately $15.0 million for vessel refurbishments. In addition, approximately $15.0 million was expended by the Division primarily related to exploitation and development expenditures on Maritech’s offshore oil and gas properties. The Production Enhancement Division spent approximately $21.4 million, consisting of approximately $16.6 million related to Compressco compressor fleet expansion, approximately $3.3 million to replace and enhance a portion of the production testing equipment fleet, and approximately $1.5 million for process services capital projects. The Fluids Division reflected approximately $3.5 million of capital expenditures, primarily related to plant expansion projects during the year. Corporate capital expenditures were approximately $1.5 million.

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

Financing Activities – To fund its capital and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances and other sources of capital. In April 2006, the Company completed the issuance of $90.0 million of Series 2006-A Senior Notes (see discussion below), the proceeds of which were used to repay a portion of the outstanding balance under the Company’s revolving credit facility. In June 2006, the Company entered into a revolving credit facility (the Restated Credit Facility) which amended the Company’s existing credit facility to, among other things, extend the maturity date of the five year $200 million facility from September 7, 2009 to June 27, 2011 and provide for the future expansion of the facility, with the agreement of existing or additional lenders, to a maximum of $300 million. The facility remains unsecured and is guaranteed by the Company’s material domestic subsidiaries. Borrowings under the Restated Credit Facility bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. The Company pays a commitment fee on unused portions of the facility. As of June 30, 2006, the average interest rate on the outstanding balance under the credit facility was 6.02%.

The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants that were modified from the previous credit facility. In addition, the Restated Credit Facility also eliminates the previous limitations on aggregate asset sales and individual acquisition limits and increases the limits on aggregate annual acquisitions and capital expenditures. The Restated Credit Facility also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company is in compliance with all covenants and conditions of the Restated Credit Facility as of June 30, 2006. Defaults under the Restated Credit Facility that are not timely remedied could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $35.1 million equivalent at June 30, 2006) in aggregate principal amount of Series 2004-B Notes pursuant to a Master Note Purchase Agreement. In April 2006, the Company issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to its existing Master Note Purchase Agreement dated September 2004, as supplemented (the Series 2006-A Senior Notes, together with the Series 2004-A Notes and Series 2004-B Notes are collectively referred to as the Senior Notes). The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the 2004-A Notes and 2004-B Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, mature on April 30, 2016, and are unsecured. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year, commencing October 30, 2006. Pursuant to the Master Note Purchase Agreement, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Master Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of June 30, 2006. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

Off Balance Sheet Arrangements – As of June 30, 2006, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at June 30, 2006 and December 31, 2005. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Approximately $46 to $56 million of the Company’s $95 to $105 million of estimated storm related costs consists of the estimated well intervention and removal of debris costs related to the three destroyed Maritech offshore platforms. In June 2006, the insurance claims adjuster advised that the underwriters had concluded, based on information provided to date, that certain of the well intervention costs would qualify as covered costs, subject to limitations. However, the claims adjuster advised that underwriters did not yet have sufficient information to conclude that all of the well intervention costs would qualify as covered costs. As of June 30, 2006, approximately $7.4 million of such well intervention costs had been incurred, all with regard to one of the destroyed platforms, and such costs are included in accounts receivable. The Company is continuing its well intervention activities with regard to one of the platforms, and it continues to submit documentation of the costs of these activities to the claims adjusters as requested, in an effort to obtain reimbursement for these costs.

The Company has received from underwriters the advance payment of an amount equal to the policy limit for removal of debris associated with the three destroyed platforms. In June 2006, the underwriters questioned whether there is additional coverage provided for the cost of the removal of these platforms in excess of the policy limit under an endorsement obtained by the Company in August 2005. The Company has provided additional requested documentation to the underwriters' claims adjusters to support the coverage under this endorsement. While the Company believes that the costs relating to the removal of debris with respect to these platforms qualify for reimbursement under the endorsement, it is possible that all or a portion of these costs may not be reimbursed.

In March 2006, the Company acquired Beacon, a production testing operation, for approximately $15.6 million paid at closing, and an additional $0.5 million to be paid, subject to adjustment, over a three year period through March 2009. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on Beacon’s average pretax results of operations for each of the three years following the closing date through March 2009. Any amounts payable pursuant to this contingent consideration provision will be reflected as liabilities as they become fixed and determinable.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2006, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)
April 1 – April 30, 2006	–	$–	–	$14,327,000

May 1 – May 31, 2006	–	$–	–	$14,327,000

June 1 – June 30, 2006	–	–	–	$14,327,000

Total	–		–	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 2, 2006, the Company held its annual meeting of stockholders, at which the Company’s stockholders voted on the following proposals:

Proposal 1: Election of Directors

The following individuals were nominated and elected as Class I Directors of the Company:

	Votes For	Votes Withheld
Paul D. Coombs	32,088,607	1,684,244
Allen T. McInnes	16,434,810	17,338,041
J. Taft Symonds	32,084,181	1,688,670

In addition to the directors elected at the annual meeting, the terms of the following directors continued after the annual meeting: Hoyt Ammidon, Jr., Ralph S. Cunningham, Tom H. Delimitros, Geoffrey M. Hertel, Kenneth P. Mitchell, and Kenneth E. White, Jr.

Proposal 2: Ratification and approval of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2006.

Votes For	Votes Against	Votes Abstained
32,993,557	771,329	7,965

Proposal 3: Amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 70,000,000 to 100,000,000.

Votes For	Votes Against	Votes Abstained
31,457,828	2,306,687	8,336

Proposal 4: Amendment of Restated Certificate of Incorporation to declassify the Board of Directors and to allow for the removal of Directors without cause.

Votes For	Votes Against	Votes Abstained
33,520,342	242,658	9,851

Proposal 5: Adoption of the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan.

Votes For	Votes Against	Votes Abstained
25,061,627	4,447,202	1,842,880

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1

First Supplement to Master Note Purchase Agreement, dated April 18, 2006, by and among TETRA Technologies, Inc. and Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, CUNA Mutual Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc., Members Life Insurance Company, and Modern Woodmen of America, attaching the form of the 5.90% Senior Notes, Series 2006-A, due Aril 30, 2016 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 2006).

10.2

TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).

10.3

Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 8, 2006).

10.4

Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 8, 2006).

10.5

Form of Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 8, 2006).

10.6

Credit Agreement, as amended and restated, dated as of June 27, 2006, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, National Association and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 30, 2006).

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

TETRA Technologies, Inc.

Date: August 9, 2006	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: August 9, 2006	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: August 9, 2006	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer