Form 10-Q
period 2006-09-30
TETRA TECHNOLOGIES INC
filed 2006-11-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 1, 2006, there were 71,885,903 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$91,175	$59,917	$283,313	$201,342
Services and rentals	126,589	62,593	294,738	184,088
Total revenues	217,764	122,510	578,051	385,430

Cost of revenues:
Cost of product sales	43,006	44,928	145,323	142,551
Cost of services and rentals	77,370	40,764	177,239	116,138
Depreciation, depletion, amortization and accretion	25,678	11,067	62,119	32,879
Total cost of revenues	146,054	96,759	384,681	291,568
Gross profit	71,710	25,751	193,370	93,862

General and administrative expense	23,371	16,725	68,136	51,720
Operating income	48,339	9,026	125,234	42,142

Interest expense, net	3,503	1,408	9,229	4,320
Other (income) expense	(304)	(1,223)	(3,770)	(3,010)
Income before taxes and discontinued operations	45,140	8,841	119,775	40,832
Provision for income taxes	15,710	2,644	41,706	13,681
Income before discontinued operations	29,430	6,197	78,069	27,151
Income (loss) from discontinued operations, net of taxes	–	–	103	(270)

Net income	$29,430	$6,197	$78,172	$26,881

Basic net income per common share:
Income before discontinued operations	$0.41	$0.09	$1.09	$0.39
Income (loss) from discontinued operations	–	–	0.00	(0.00)
Net income	$0.41	$0.09	$1.09	$0.39
Average shares outstanding	71,781	69,383	71,559	68,298

Diluted net income per common share:
Income before discontinued operations	$0.39	$0.09	$1.04	$0.37
Income (loss) from discontinued operations	–	–	0.00	(0.00)
Net income	$0.39	$0.09	$1.04	$0.37
Average diluted shares outstanding	75,068	72,575	74,781	71,944

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,702	$2,433
Restricted cash	570	554
Accounts receivable, net of allowances for doubtful accounts of $2,901 in 2006 and $778 in 2005	233,097	147,982
Inventories	113,422	76,751
Deferred tax assets	11,027	9,924
Prepaid expenses and other current assets	22,725	11,835
Total current assets	382,543	249,479

Property, plant and equipment:
Land and building	20,696	19,657
Machinery and equipment	316,123	237,231
Automobiles and trucks	25,657	17,556
Chemical plants	47,882	47,433
Oil and gas producing assets	257,122	198,107
Construction in progress	29,314	6,958
	696,794	526,942
Less accumulated depreciation and depletion	(217,783)	(173,087)
Net property, plant and equipment	479,011	353,855

Other assets:
Cost in excess of net assets acquired	125,036	105,240
Patents, trademarks and other intangible assets, net of accumulated amortization of $10,652 in 2006 and $8,597 in 2005	16,804	6,073
Other assets	17,990	12,203
Total other assets	159,830	123,516
	$1,021,384	$726,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$71,447	$56,049
Accrued liabilities	109,319	78,587
Liabilities of discontinued operations	–	160
Total current liabilities	180,766	134,796

Long-term debt, net of current portion	296,618	157,270
Deferred income taxes	40,954	32,349
Decommissioning liabilities, net of current portion	101,668	112,456
Other liabilities	8,147	5,832
Total long-term and other liabilities	447,387	307,907

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 73,807,188 shares issued at September 30, 2006 and 71,757,362 shares issued at December 31, 2005	738	718
Additional paid-in capital	145,780	121,021
Treasury stock, at cost; 1,946,039 shares held at September 30, 2006 and 2,219,480 shares held at December 31, 2005	(10,527)	(11,657)
Accumulated other comprehensive income (loss)	2,834	(2,169)
Retained earnings	254,406	176,234
Total stockholders' equity	393,231	284,147
	$1,021,384	$726,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities:
Net income	$78,172	$26,881
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	58,714	30,972
Oil and gas property impairment	3,405	1,907
Provision for deferred income taxes	8,143	2,087
Provision for doubtful accounts	578	686
Stock option expense	2,675	–
Gain on sale of property, plant and equipment	(3,687)	(2,345)
Cost of compressor units sold	5,350	5,317
Other non-cash charges and credits	(5,536)	1,503
Equity in income of unconsolidated subsidiary	(147)	(345)
Excess tax benefit from exercised stock options	(12,143)	–
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(62,652)	(19,584)
Inventories	(35,453)	(15,417)
Prepaid expenses and other current assets	(4,121)	(2,774)
Trade accounts payable and accrued expenses	21,580	42,190
Decommissioning liabilities	(12,689)	(1,901)
Discontinued operations: working capital changes	(160)	270
Other	(883)	268
Net cash provided by operating activities	41,146	69,715

Investing activities:
Purchases of property, plant and equipment	(134,055)	(78,627)
Business combinations, net of cash acquired	(68,651)	–
Change in restricted cash	(16)	(8)
Proceeds from sale of property, plant and equipment	2,369	5,470
Other investing activities	(693)	(238)
Net cash used in investing activities	(201,046)	(73,403)

Financing activities:
Proceeds from long-term debt obligations	273,993	44,613
Principal payments on long-term debt obligations	(138,310)	(49,621)
Repurchase of common stock	–	(2,352)
Proceeds from exercised stock options	11,073	9,078
Excess tax benefit from exercised stock options	12,143	–
Net cash provided by financing activities	158,899	1,718
Effect of exchange rate changes on cash	270	(351)

Decrease in cash and cash equivalents	(731)	(2,321)
Cash and cash equivalents at beginning of period	2,433	5,561
Cash and cash equivalents at end of period	$1,702	$3,240

Supplemental cash flow information:
Interest paid	$8,560	$5,875
Income taxes paid	18,032	9,597

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$12,715	$81,290

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Number of weighted average common shares outstanding	71,781,441	69,382,952	71,558,600	68,297,744
Assumed exercise of stock options	3,286,591	3,191,780	3,222,829	3,645,948

Average diluted shares outstanding	75,068,032	72,574,732	74,781,429	71,943,692

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2006, the average market price of $24.52 was used.

Hurricane Repair Expenses

The Company incurred damage to certain of its onshore and offshore operating equipment and facilities during the third quarter of 2005 as a result of Hurricanes Katrina and Rita. The hurricanes damaged or destroyed certain of the Company’s fluids facilities, as well as certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech Resources, Inc. (Maritech) subsidiary also suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms and one of its production facilities were completely destroyed. The Company estimates that total storm related costs, including the well intervention and debris removal costs associated with the three destroyed platforms, and repair costs of other damaged assets, will range between $120 to $135 million. As of September 30, 2006, the Company has incurred a cumulative total of approximately $69.6 million of these repair and well intervention costs, and a majority of the Company’s damaged assets, with the exception of the destroyed Maritech assets, have been repaired or are in the final stages of being repaired, and have resumed operation. As of September 30, 2006, a total of approximately $30.0 million of cumulative storm related costs have been reimbursed to the Company under its applicable insurance policies and, subsequent to September 30, 2006, an additional $9.2 million has been reimbursed. With regard to the destroyed offshore platforms, the Company is currently performing well intervention work on wells associated with two of the destroyed platforms and is continuing to assess the extent of the damages related to the third platform. The Company expects that such damage assessment, well intervention, and subsequent debris removal efforts will continue beyond 2006. These well intervention efforts are being performed by the Company’s Well Abandonment & Decommissioning (WA&D) Services segment.

Approximately $70 to $80 million of the Company’s estimated storm related costs consist of the well intervention and debris removal costs related to the three destroyed Maritech offshore platforms. The Company’s estimate of total well intervention costs to be incurred has increased following the recent work performed on wells associated with two of the destroyed platforms. This revised estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. Accordingly, during the three months ended September 30, 2006, the Company increased Maritech’s decommissioning liabilities associated with the three destroyed platforms by approximately $8.5 million for well intervention costs expected to be incurred in excess of maximum coverage amounts, and this increase was capitalized to the associated oil and gas properties. Primarily as a result of the above increased cost estimate, the Company charged approximately $4.7 million to operating expense during the third quarter of 2006. Included in this $4.7 million charge is approximately $3.4 million of asset impairment. In the event that the Company’s actual well intervention costs do not exceed its maximum coverage amounts, and are less than the associated decommissioning liabilities recorded, the difference may be reported in income in the period in which the work is performed. In September 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters questioned whether certain well intervention costs would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and its underwriters regarding these well intervention activities, and it continues to submit documentation of the costs of these activities to the claims adjusters, as requested, in an effort to obtain reimbursement for these costs. As of September 30, 2006, approximately $18.1 million of such well intervention costs had been incurred, primarily with regard to one of the destroyed platforms, and approximately $9.5 million, net of reimbursements and intercompany profit, is included in accounts receivable as of September 30, 2006 as costs which the Company believes will be reimbursed.

The Company has received from underwriters the advance payment of an amount equal to the policy limit for removal of debris associated with the three destroyed platforms. In June 2006, the underwriters questioned whether there is additional coverage provided for the cost of the removal of these platforms in excess of the policy limit under an endorsement obtained by the Company in August 2005. The endorsement provides additional coverage for debris removal and other costs up to a maximum limit of $20 million per storm. The Company has provided additional requested documentation to the underwriters’ claims adjusters to support the coverage under this endorsement. While the Company has yet to incur costs for the removal of the destroyed platforms, these costs, as well as other costs covered under the endorsement, could equal or possibly exceed the policy maximum limit under the endorsement. While the Company believes that these debris removal and other costs qualify for reimbursement under the endorsement, it is possible that all or a portion of these costs may not be reimbursed.

Uninsured assets that were destroyed during the storms have been charged to earnings. Repair costs incurred up to the amount of deductibles are charged to earnings as they are incurred. Repair costs incurred and the net book value of destroyed assets which are covered under the Company’s insurance policies are included in accounts receivable net of reimbursements and any associated intercompany profit, and such accounts receivable amounts, including other non-storm related insurance claims, totaled approximately $50.0 million as of September 30, 2006. Repair costs not considered probable of collection are charged to earnings. Insurance claim proceeds in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. During the third quarter of 2006, approximately $7.1 million of such excess proceeds were credited to earnings. Intercompany profit on repair work performed by the Company’s WA&D Services segment is deferred until such time as insurance claim proceeds are received. As part of the process of making claims under its insurance policies, the Company submits evidence of these repair costs, as well as relevant information and documentation requested, to the insurance claims adjusters as the costs are incurred. The Company believes that all repair costs for these damaged assets included in accounts receivable will be reimbursed under its insurance policies.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which prescribes a consistent recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, disclosure, interest, and penalties. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact, if any, the adoption of FIN No. 48 will have on its financial position and results of operations.

In September 2006, the FASB published Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position and results of operations.

NOTE B – ACQUISITIONS AND DISPOSITIONS

In February 2006, the Company’s WA&D Services segment purchased a 615-ton heavy lift derrick barge, the DB-1, from Offshore Specialty Fabricators, Inc. for $20 million. Subsequently, the Company made a number of modifications to the vessel, which began operating in the Gulf of Mexico in July 2006. The purchase further expands the WA&D Services segment’s decommissioning operations in the Gulf of Mexico.

In March 2006, the WA&D Services segment acquired the assets and operations of Epic Divers, Inc. and associated affiliate companies (Epic), a full service commercial diving operation that includes seven marine vessels and two saturation diving units. Pursuant to an asset purchase agreement (the Epic Asset Purchase Agreement), the Company acquired Epic for consideration consisting of approximately $47.7 million of cash paid at closing. In addition, the Epic Asset Purchase Agreement provided for the Company to pay an additional $0.5 million, which was paid in June 2006, as well as a working capital adjustment of approximately $2.6 million, which was paid in September 2006. In addition, the Company has accrued approximately $1.1 million of additional purchase price adjustments, which it expects to pay to the seller during the fourth quarter of 2006. On June 7, 2006, the Company purchased a dynamically positioned dive support vessel, including a saturation diving unit, for approximately $6.5 million. Pursuant to the Epic Asset Purchase Agreement, a portion of the net profits earned by this dive support vessel and saturation diving unit over the initial three year term following its purchase is to be paid to the sellers of the Epic assets. In addition, approximately $1.6 million, subject to adjustment, of additional purchase consideration is to be paid to the sellers at the end of this three year term. The acquisition of Epic, which provides diving services primarily to customers in the Gulf of Mexico, is a strategic expansion of the WA&D Services segment, which, in the past, contracted diving services from third parties, including Epic, in order to provide its well abandonment and decommissioning services to its customers. While Epic continues to provide diving services to many of its customers, including Maritech, the acquisition helps the WA&D Services segment ensure the availability of these critical services to a substantial portion of its customers. The Company allocated the purchase price of the Epic acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $13.9 million of net working capital; $17.6 million of property, plant and equipment; $8.9 million of certain intangible assets; and $12.6 million of goodwill. Intangible assets other than goodwill are amortized over their useful lives ranging from three to eight years.

In March 2006, the Company acquired Beacon Resources, LLC (Beacon), a production testing operation, as part of its Production Enhancement Division. The acquisition of Beacon expands the Division’s production testing services operation into the west Texas and eastern New Mexico markets. The Company acquired Beacon for approximately $15.6 million paid at closing, with an additional $0.5 million to be paid, subject to adjustment, over a three year period ending in March 2009. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million, to be paid in March 2009, depending on Beacon’s average pretax results of operations for each of the three years following the closing date. Any amounts payable pursuant to this contingent consideration provision will be reflected as liabilities as they become fixed and determinable. The Company allocated the purchase price of the Beacon acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $2.0 million of net working capital; $5.3 million of property, plant and equipment; $4.2 million of certain intangible assets; $0.8 million of other liabilities; and $5.4 million of goodwill. Intangible assets other than goodwill are amortized over their useful lives ranging from five to eight years.

In February 2006, Maritech granted a third party the right to participate in a 50% interest in future recompletions and drilling operations on one of its offshore properties. Maritech received a $2.0 million nonrefundable fee associated with the agreement, which was recorded as prospect fee revenue. In March 2006, Maritech exercised a contractual right to acquire certain overriding royalty interests related to one of its oil and gas properties in exchange for $5.0 million in cash and a $5.0 million reduction in the amount to be paid to Maritech by the seller upon performance of certain future well abandonment and decommissioning work. Maritech had previously entered into a development agreement with a third party covering the development of this oil and gas property, and, pursuant to this agreement, received $5.0 million cash during March 2006. In March and June 2006, Maritech sold certain oil and gas property assets in three separate transactions in exchange for the buyer’s assumption of the associated decommissioning liabilities, resulting in combined gains totaling approximately $3.5 million.

In September 2006, the Company acquired the assets and operations of Arrowhead Oil Field Services, Inc. (Arrowhead), an onshore water transfer company specializing in the transfer of high volumes of water in support of high pressure fracturing processes, as an expansion of its Fluids Division. The acquisition of Arrowhead allows the Fluids Division to expand its capacity for such services to customers in the Texas, Oklahoma, Arkansas, New Mexico, and Louisiana markets. The Company acquired Arrowhead for approximately $6.5 million of cash paid at closing. The Company allocated the purchase price of the Arrowhead acquisition to the fair value of the assets acquired, which consisted of approximately $2.7 million of property, plant and equipment; $3.2 million of certain intangible assets; and $0.6 million of goodwill. Intangible assets other than goodwill are amortized over their useful lives ranging from three to eight years.

Funding for the purchases of the DB-1 heavy lift derrick barge, Beacon, and the assets and operations of Epic and Arrowhead was provided primarily by long-term borrowings. All acquisitions by the Company have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and will be assessed for impairment whenever indicators are present, and in no event less than once each year. The allocation of the purchase price to the fair value of the assets and liabilities acquired in the Epic, Beacon and Arrowhead acquisitions is preliminary, and may be adjusted up to one year following the acquisition dates as additional information becomes available. Such adjustments to the fair value allocation are not expected to have a material affect on the Company’s results of operations.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(In Thousands)
Bank revolving line of credit facility	$115,882	$69,106
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	35,526	33,164
5.90% Senior Notes, Series 2006-A	90,000	–
Vehicle loans	384	–
	296,792	157,270
Less current portion	174	–
Total long-term debt	$296,618	$157,270

Bank Credit Facility

In January 2006, the Company amended its revolving credit facility agreement to increase the available capacity under the facility to $200 million, an increase of $60 million. During the first quarter of 2006, the Company borrowed approximately $101.4 million under its bank revolving credit facility, primarily to fund certain acquisition transactions.

In June 2006, the Company entered into a revolving credit facility (the Restated Credit Facility), which amended and restated the Company’s existing credit facility to, among other things, extend the maturity date of the five year $200 million facility from September 7, 2009 to June 27, 2011 and provide for a future expansion of the facility, with the agreement of existing or additional lenders, to a maximum of $300 million. The facility remains unsecured and is guaranteed by the Company’s material domestic subsidiaries. Borrowings under the Restated Credit Facility bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. The Company pays a commitment fee on unused portions of the facility. As of September 30, 2006, the average interest rate on the outstanding balance under the credit facility was 6.00%. During the third quarter of 2006, the Company borrowed a net amount of approximately $28.6 million to fund its capital expenditure requirements and the September 2006 acquisition of Arrowhead.

The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants that were modified from the previous credit facility agreement. In addition, the Restated Credit Facility also eliminates the previous limitations on aggregate asset sales and individual acquisition limits and increases the limits on aggregate annual acquisitions and capital expenditures. Additionally, the Restated Credit Facility includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company is in compliance with all covenants and conditions of the Restated Credit Facility as of September 30, 2006. Defaults under the Restated Credit Facility that are not timely remedied could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

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

The terms of the Series 2006-A Senior Notes are substantially identical, other than the interest rate and maturity, to the Company’s existing Senior Notes. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, mature on April 30, 2016, and are unsecured. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year, commencing October 30, 2006. The Company may prepay the Series 2006-A Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The 2006-A Senior Notes are guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries. The Master Note Purchase Agreement, as supplemented, contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as a cross-default provision relating to any other indebtedness of the Company of $20 million or more. The Company is in compliance with all covenants and conditions of the Master Note Purchase Agreement as of September 30, 2006. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, as supplemented, the 2006-A Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the 2006-A Senior Notes outstanding at the time.

NOTE D – ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations by estimating the fair value of retirement costs of long-lived assets and capitalizing them as part of the carrying amount of the applicable asset. The Company, through Maritech, owns interests in certain offshore oil and gas producing properties in the Gulf of Mexico. In addition, the Company operates facilities in various U.S. and foreign locations in connection with the manufacture, storage, and sale of its products and equipment and the provision of its services. These facilities are a combination of owned and leased assets. The estimated cost to plug and abandon Maritech’s oil and gas properties and decommission its offshore production platforms and facilities is classified as decommissioning liabilities in the accompanying consolidated balance sheets and is recorded net of amounts allocable to joint interest owners and any contractual amount to be paid by the previous owners of the properties when the liabilities are satisfied. The estimated cost of asset retirement obligations for the Company’s non-oil and gas property assets is classified within other long-term liabilities in the accompanying consolidated balance sheets. The current portion of asset retirement obligations are included in current liabilities.

The changes in total asset retirement obligations during the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,
	2006	2005
	(In Thousands)
Beginning balance as of June 30	$137,759	$44,719
Activity in the period:
Accretion of liability	1,725	990
Retirement obligations incurred	–	96,736
Revisions in estimated cash flows	10,482	1,757
Settlement of retirement obligations	(8,435)	(3,376)
Ending balance as of September 30	$141,531	$140,826

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Beginning balance as of December 31 of the preceding year	$136,843	$42,874
Activity in the period:
Accretion of liability	5,230	1,821
Retirement obligations incurred	3,640	99,494
Revisions in estimated cash flows	10,915	1,731
Settlement of retirement obligations	(15,097)	(5,094)
Ending balance as of September 30	$141,531	$140,826

NOTE E – COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2006 and 2005 is as follows:

	Three Months Ended September 30,
	2006	2005
	(In Thousands)
Net income	$29,430	$6,197
Net change in derivative fair value, net of taxes of $4,183 and $(4,801), respectively	7,061	(7,901)
Reclassification of derivative fair value into earnings, net of taxes of $770 and $248, respectively	1,301	369
Foreign currency translation adjustment, including taxes of $157 and $13, respectively	359	270
Comprehensive income	$38,151	$(1,065)

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Net income	$78,172	$26,881
Net change in derivative fair value, net of taxes of $2,648 and $(5,774), respectively	4,471	(9,748)
Reclassification of derivative fair value into earnings, net of taxes of $(868) and $479, respectively	(1,467)	808
Foreign currency translation adjustment, including taxes of $891 and $(1,953), respectively	1,999	(2,619)
Comprehensive income	$83,175	$15,322

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

As shown in the table below, as of September 30, 2006, the Company has the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
Oil swap	400 barrels/day	$54.90/barrel	January 1, 2006 – December 31, 2006
Oil swap	500 barrels/day	$66.50/barrel	January 1, 2006 – December 31, 2006
Oil swap	800 barrels/day	$66.50/barrel	January 1, 2006 – December 31, 2006
Oil swap	800 barrels/day	$66.40/barrel	January 1, 2006 – December 31, 2006
Oil swap	700 barrels/day	$63.75/barrel	January 1, 2007 – December 31, 2007
Oil swap	800 barrels/day	$63.25/barrel	January 1, 2007 – December 31, 2007
Oil swap	500 barrels/day	$65.40/barrel	January 1, 2007 – December 31, 2007
Oil swap	1,000 barrels/day	$77.30/barrel	January 1, 2007 – December 31, 2007
Oil swap	700 barrels/day	$61.75/barrel	January 1, 2008 – December 31, 2008
Oil swap	800 barrels/day	$60.75/barrel	January 1, 2008 – December 31, 2008
Natural gas swap	20,000 MMBtu/day	$10.465/MMBtu	January 1, 2006 – December 31, 2006

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the asset for the outstanding cash flow hedge natural gas swap contract at September 30, 2006 was approximately $6.3 million, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet. The fair value of the liability for the outstanding cash flow hedge oil swap contracts at September 30, 2006 was approximately $3.3 million, which is included in accrued liabilities in the accompanying consolidated balance sheet. As the hedge contracts were highly effective, gains of $1.9 million from changes in contract fair value, net of taxes, as of September 30, 2006, are included in other comprehensive income (loss) within stockholders’ equity. The amounts of gains or losses from the changes in contract fair value are reclassified into earnings over the term of the hedge contracts.

During the year ended December 31, 2004, the Company borrowed 35 million Euros to fund the acquisition of its European calcium chloride assets. This debt is designated as a hedge of the Company’s net investment in that foreign operation. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At September 30, 2006, the Company had outstanding borrowings of 35 million Euros ($44.4 million) designated as a hedge of a net investment in a foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $0.9 million, net of taxes, at September 30, 2006.

NOTE G – EQUITY-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107) in March, 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as amended), “Accounting for Share-Based Compensation” (SFAS No. 123), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS No. 123R resulted in stock compensation expense related to stock options and restricted stock for the nine months ended September 30, 2006 of $2.7 million, which is included in general and administrative expense. This expense reduced net income by $1.7 million and reduced basic and diluted earnings per share by $0.02 for the nine months ended September 30, 2006.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending September 30, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending September 30, 2006 for the expected option term.

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

Pro Forma Stock Compensation Expense for the Periods Ended September 30, 2005

Prior to the adoption of SFAS No. 123R, and for the three and nine months ended September 30, 2005, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS No. 123 and been amortized over the options’ vesting periods, net income and earnings per share would have been as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(In Thousands, Except Per Share Amounts)
Net income, as reported	$6,197	$26,881
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effect	(633)	(2,700)
Pro forma net income	$5,564	$24,181

Earnings per share:
Basic - as reported	$0.09	$0.39
Basic - pro forma	$0.08	$0.35

Diluted - as reported	$0.09	$0.37
Diluted - pro forma	$0.08	$0.34

Average shares	69,383	68,298
Average diluted shares	72,575	71,944

Pro forma compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented for the three and nine months ended September 30, 2005 under SFAS No. 123 and the stock compensation expense recognized during the three and nine months ended September 30, 2006 under SFAS No. 123R are not directly comparable. In accordance with the modified prospective transition method of SFAS No. 123R, the prior year comparative results have not been restated.

Equity-Based Compensation as of September 30, 2006

The Company has various stock option plans under which options for the purchase of the Company’s common stock and other performance based awards have been granted to executive officers, key employees, nonexecutive officers, consultants, and directors of the Company. Incentive stock options are exercisable for periods up to ten years.

The TETRA Technologies, Inc. 1990 Stock Option Plan (the 1990 Plan) was initially adopted in 1985 and subsequently amended to change the name, the number, and the type of options that could be granted as well as the time period for granting stock options. As of December 31, 2004, no further options may be granted under the 1990 Plan.

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

In May 2006, the Company granted to certain officers and employees a total of 83,708 restricted shares, which generally vest 20% per year over a five year period. The average market value (equal to the quoted closing price of the common stock on the dates of grant) of the restricted shares was $29.47 per share, or an aggregate of approximately $2.5 million, at the date of grant.

The following is a summary of stock option activity for the nine months ended September 30, 2006:

		Weighted Average Option
	Shares Under Option	Price Per Share
	(In Thousands)
Outstanding at December 31, 2005	7,752	$6.00

Options granted	987	24.45
Options cancelled	(75)	8.75
Options exercised	(2,259)	5.08
Outstanding at September 30, 2006	6,405	$9.14

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine months ended September 30, 2006, was approximately $34.7 million. Cash received from stock options exercised during the nine months ended September 30, 2006 was $11.1 million. Recognized excess tax benefits related to the exercise of stock options during the nine months ended September 30, 2006 were $12.1 million.

Stock options authorized for issuance, outstanding and currently exercisable at September 30, 2006 are as follows:

September 30, 2006
(In Thousands, Except Per Share Amounts)
TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan
Maximum number of shares authorized for issuance	1,300
Shares reserved for future grants	612
Options exercisable at period end	–
Weighted average exercise price of options exercisable at period end	$–

1990 TETRA Technologies, Inc. Employee Plan (as amended)
Maximum number of shares authorized for issuance	17,775
Shares reserved for future grants	–
Options exercisable at period end	3,292
Weighted average exercise price of options exercisable at period end	$6.04

Director Stock Option Plans (as amended)
Maximum number of shares authorized for issuance	2,138
Shares reserved for future grants	–
Options exercisable at period end	770
Weighted average exercise price of options exercisable at period end	$8.30

All Other Plans
Maximum number of shares authorized for issuance	3,615
Shares reserved for future grants	–
Options exercisable at period end	857
Weighted average exercise price of options exercisable at period end	$8.50

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Range of		Remaining	Exercise		Remaining	Exercise
Exercise Price	Shares	Contracted Life	Price	Shares	Contracted Life	Price
	(In Thousands)			(In Thousands)
$1.61 to $4.37	1,554	4.8	$3.33	1,281	4.4	$3.12
$4.37 to $8.11	1,660	5.6	$5.28	1,604	5.6	$5.24
$8.11 to $9.21	1,838	6.1	$9.06	1,629	5.9	$9.10
$9.21 to $20.85	634	8.8	$13.10	405	8.7	$11.85
$20.85 to $30.00	719	9.6	$27.33	–	–	$–
	6,405	6.3	$9.14	4,919	5.6	$6.51

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility 33% to 35%, expected life of options 2.8 to 4.0 years, risk-free interest rate 4.6%, and no expected dividend yield. The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005, using the Black-Scholes model, was $8.14 and $3.63 per share, respectively. Total estimated unrecognized compensation cost from unvested stock options and restricted stock as of September 30, 2006 was approximately $10.6 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in Other Liabilities in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005. The reserve will be further adjusted as information develops or conditions change.

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

The WA&D Division consists of two operating segments: WA&D Services and Maritech. The WA&D Services segment provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment. The WA&D Services segment operates primarily in the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico. The WA&D Services segment also provides electric wireline, engineering, diving, workover, and drilling services.

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

The Company’s Production Enhancement Division provides production testing services to the Texas, New Mexico, Louisiana, offshore Gulf of Mexico, and certain international markets. In addition, it is engaged in the design, fabrication, sale, lease, and service of wellhead compression equipment primarily used to enhance production from mature, low pressure natural gas wells located principally in the mid-continent, mid-western, western, Rocky Mountain, and Gulf Coast regions of the United States as well as in western Canada and Mexico. The Division also provides the technology and services required for the separation and recycling of oily residuals generated from petroleum refining operations.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$46,037	$41,823	$156,651	$147,131
WA&D Division
WA&D Services	847	1,267	2,700	3,352
Maritech	41,742	13,828	114,860	42,533
Intersegment eliminations	–	–	–	–
Total WA&D Division	42,589	15,095	117,560	45,885
Production Enhancement Division	2,549	2,999	9,102	8,326
Consolidated	91,175	59,917	283,313	201,342

Services and rentals
Fluids Division	10,411	5,222	25,315	15,609
WA&D Division
WA&D Services	95,035	32,793	198,781	97,906
Maritech	391	590	3,179	1,952
Intersegment eliminations	(16,653)	(217)	(34,659)	(1,110)
Total WA&D Division	78,773	33,166	167,301	98,748
Production Enhancement Division	37,405	24,205	102,122	69,731
Consolidated	126,589	62,593	294,738	184,088

Intersegment revenues
Fluids Division	$239	$13	$345	$56
WA&D Division
WA&D Services	–	–	–	–
Maritech	–	–	–	–
Intersegment eliminations	–	–	–	–
Total WA&D Division	–	–	–	–
Production Enhancement Division	30	19	156	84
Intersegment eliminations	(269)	(32)	(501)	(140)
Consolidated	–	–	–	–

Total revenues
Fluids Division	56,687	47,058	182,311	162,796
WA&D Division
WA&D Services	95,882	34,060	201,481	101,258
Maritech	42,133	14,418	118,039	44,485
Intersegment eliminations	(16,653)	(217)	(34,659)	(1,110)
Total WA&D Division	121,362	48,261	284,861	144,633
Production Enhancement Division	39,984	27,223	111,380	78,141
Intersegment eliminations	(269)	(32)	(501)	(140)
Consolidated	$217,764	$122,510	$578,051	$385,430

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
	(In Thousands)
Income before taxes and discontinued operations
Fluids Division	$15,719		$6,233		$47,177		$24,080
WA&D Division
WA&D Services	19,079		4,295		37,060		15,897
Maritech	12,004		(1,707)		41,142		3,224
Intersegment eliminations	(1,939)		30		(4,712)		(48)
Total WA&D Division	29,144		2,618		73,490		19,073
Production Enhancement Division	12,070		7,077		33,065		19,867
Corporate overhead	(11,793	)(1)	(7,087	)(1)	(33,957	)(1)	(22,188	)(1)
Consolidated	$45,140		$8,841		$119,775		$40,832

Total assets
Fluids Division	$250,773		$190,960		$250,773		$190,960
WA&D Division
WA&D Services	246,690		111,420		246,690		111,420
Maritech	267,608		183,734		267,608		183,734
Intersegment eliminations	(9,266)		(11,590)		(9,266)		(11,590)
Total WA&D Division	505,032		283,564		505,032		283,564
Production Enhancement Division	238,609		186,703		238,609		186,703
Corporate overhead	26,970		12,703		26,970		12,703
Consolidated	$1,021,384		$673,930		$1,021,384		$673,930

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)
General and administrative expense	$8,138	$5,257	$23,782	$16,674
Depreciation and amortization	273	213	722	644
Interest expense	3,537	1,554	9,383	4,543
Other general corporate (income)/expense, net	(155)	63	70	327
Total	$11,793	$7,087	$33,957	$22,188

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The Company again showed significantly increased revenues, gross profit, and pretax income compared to the third quarter of the prior year. Consolidated revenues and gross profit for the quarter were $217.8 million and $71.7 million, both record levels for the Company. Although each of the Company’s operating divisions contributed to this increase, the Company’s Well Abandonment & Decommissioning (WA&D) Division reported the most dramatic growth. The WA&D Division’s Maritech Resources, Inc. (Maritech) operations reported significantly increased revenues and profitability as a result of prior year acquisitions, successful exploitation projects, and continued higher commodity prices during the quarter. In addition, Maritech production was reduced during the prior year third quarter as a result of Hurricanes Katrina and Rita, which resulted in a number of Maritech properties being shut-in for several weeks following the storms. Most of Maritech’s shut-in properties have now been restored to production. The Division’s WA&D Services segment also reported tremendous growth in revenues and profitability compared to the prior year third quarter, primarily due to the increased demand for its well abandonment and decommissioning services following the 2005 hurricanes. To capitalize on this increased demand, the WA&D Division purchased the DB-1 heavy lift derrick barge, which began operating in July 2006, and entered into lease arrangements for three additional vessels during the year, one of which began operating in the second quarter of 2006 and two of which are expected to begin operating in the fourth quarter of 2006. The WA&D Division also reflected the revenue and profitability of its contract diving operation, which it acquired in March 2006. In addition to the growth of the WA&D Division, the Company’s Fluids and Production Enhancement Divisions also showed dramatic increases in revenues and profitability compared to the prior year third quarter, due to increased industry demand for their products and services. These increases were led particularly by the Fluids Division’s CBF operation and by the Production Enhancement Division’s production testing operations. Each of these businesses has capitalized on the current energy industry environment to maximize profitability while serving their customers’ growing demand for their products and services. Partially offsetting the increased operating results described above are the increased administrative expenses associated with the Company’s growth and the increased interest expense incurred as a result of the increased borrowings that funded the Company’s recent acquisition activity.

The Company’s consolidated balance sheet continued to grow during the third quarter of 2006, resulting in total assets in excess of $1.0 billion as of September 30, 2006. Cash provided from operating activities during the first nine months of 2006 was $41.1 million, which was net of approximately $98.1 million related to increased accounts receivable and inventory. Long-term debt increased by approximately $139.3 million since December 31, 2005, including an increase of approximately $28.6 million during the third quarter. The increased operating cash flow and borrowing activity was used primarily to fund the Company’s recent acquisitions and its significant 2006 capital expenditure program. Key capital expenditure projects funded so far during 2006 include Maritech’s continuing property exploitation and development activities, the purchase and refurbishment of WA&D Services heavy lift and saturation dive vessels, the expansion and upgrading of the Company’s production testing and compressor equipment fleets, and Fluids Division plant expansion projects. In addition to these internal projects, the Company continues to pursue additional strategic acquisitions to further grow its operations, such as the significant acquisitions which were completed during the first quarter of 2006, but also including smaller, strategic niche acquisitions such as the September 2006 acquisition of the assets and operations of Arrowhead Oil Field Services, Inc. (Arrowhead). To fund further growth, the Company plans to continue to utilize long-term borrowing, including its bank credit facility, which as of November 9, 2006, had approximately $46.0 million of available borrowing capacity based on the current $200 million maximum capacity. To supplement this capital resource, the Company may also consider other long-term borrowings and the issuance of equity.

Critical Accounting Policies

Other than the additional critical accounting policy described below, there have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates disclosed in its Form 10-K for the year ended December 31, 2005. In preparing its consolidated financial statements, the Company makes assumptions, estimates and judgments that affect the amounts reported. The Company periodically evaluates its estimates, and judgments related to potential impairments of long-lived assets (including goodwill), the collectibility of accounts receivable, and the current cost of future abandonment and decommissioning obligations. The Company’s estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in the Company’s operating environment. Actual results are likely to differ from the Company’s current estimates and those differences may be material.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as amended), “Accounting for Share-Based Compensation” (SFAS No. 123), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In Thousands)
Revenues
Fluids Division	$56,687	$47,058	$182,311	$162,796
WA&D Division
WA&D Services	95,882	34,060	201,481	101,258
Maritech	42,133	14,418	118,039	44,485
Intersegment eliminations	(16,653)	(217)	(34,659)	(1,110)
Total WA&D Division	121,362	48,261	284,861	144,633
Production Enhancement Division	39,984	27,223	111,380	78,141
Intersegment eliminations	(269)	(32)	(501)	(140)
	217,764	122,510	578,051	385,430
Gross Profit
Fluids Division	22,247	11,068	65,280	37,643
WA&D Division
WA&D Services	22,143	6,680	46,458	24,200
Maritech	13,675	(2,005)	42,690	3,905
Intersegment eliminations	(1,939)	29	(4,712)	(48)
Total WA&D Division	33,879	4,704	84,436	28,057
Production Enhancement Division	15,916	10,192	44,485	28,827
Other	(332)	(213)	(831)	(665)
	71,710	25,751	193,370	93,862

Income before taxes and discontinued operations
Fluids Division	$15,719	$6,233	$47,177	$24,080
WA&D Division
WA&D Services	19,079	4,295	37,060	15,897
Maritech	12,004	(1,707)	41,142	3,224
Intersegment eliminations	(1,939)	30	(4,712)	(48)
Total WA&D Division	29,144	2,618	73,490	19,073
Production Enhancement Division	12,070	7,077	33,065	19,867
Corporate overhead	(11,793)	(7,087)	(33,957)	(22,188)
	45,140	8,841	119,775	40,832

The above information excludes the results of the Norwegian process services business, which has been accounted for as discontinued operations.

Three months ended September 30, 2006 compared with three months ended September 30, 2005.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended September 30, 2006 were $217.8 million compared to $122.5 million for the third quarter of the prior year, an increase of 77.8%. Consolidated gross profit also increased significantly to $71.7 million during the third quarter of 2006 compared to $25.8 million in the prior year quarter, an increase of 178.4%. Consolidated gross profit as a percentage of revenue was 32.9% during the third quarter of 2006 compared to 21.0% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $23.4 million during the third quarter of 2006 compared to $16.7 million during the prior year period, an increase of $6.6 million or 39.7%. This increase was primarily due to the overall growth of the Company and included approximately $5.4 million of increased salary, incentive, benefits and other associated employee expenses; approximately $1.2 million of higher professional service expenses; and approximately $0.2 million of increased office expenses, contract labor, and other general expenses. These increases were partially offset by approximately $0.2 million of decreased bad debt expense. Included as part of increased employee expenses during the third quarter of 2006 is approximately $0.8 million of compensation expense recorded pursuant to SFAS No. 123R, which was adopted on January 1, 2006. General and administrative expenses as a percentage of revenue was approximately 10.7% during the third quarter of 2006 compared to approximately 13.7% during the prior year period.

Other Income and Expense – Other income and expense was $0.3 million of income during the third quarter of 2006 compared to $1.2 million of income during the third quarter of 2005, due to approximately $1.2 million of additional gains on sales of assets in the prior year period, which was partially offset by approximately $0.2 million of gains associated with commodity hedge ineffectiveness.

Interest Expense and Income Taxes – Net interest expense increased from $1.4 million during the prior year third quarter to $3.5 million during the third quarter of 2006 due to the significant borrowings of long-term debt which were used to fund the Company’s acquisitions and capital expenditure requirements. Future periods will continue to reflect the increased interest expense associated with these additional borrowings until they are repaid. The Company’s provision for income taxes during the third quarter of 2006 increased to $15.7 million compared to $2.6 million during the prior year period, primarily due to increased earnings.

Net Income – Net income was $29.4 million during the third quarter of 2006 compared to $6.2 million in the prior year quarter, an increase of $23.2 million. Net income per diluted share was $0.39 on 75,068,032 average diluted shares outstanding during the third quarter of 2006 compared to $0.09 on 72,574,732 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $47.1 million during the third quarter of 2005 to $56.7 million during the current year period, an increase of $9.6 million or 20.5%. This increase was primarily due to increased product pricing and service activity, which more than offset the decreased production from the Company’s Lake Charles calcium chloride manufacturing facility. The Division is operating its Lake Charles facility at a reduced level for an indefinite period, while it reviews alternative sources of raw materials, and calcium chloride revenues are expected to continue at a decreased level during this period. In September 2006, the Company acquired the assets and operations of Arrowhead, which is expected to enable the Division to extend its water transfer service operation into the Texas, Oklahoma, Arkansas, New Mexico, and Louisiana region.

Fluids Division gross profit increased significantly to $22.2 million during the third quarter of 2006, compared to $11.1 million during the prior year period, an increase of $11.2 million or 101.0%. Gross profit as a percentage of revenue increased from 23.5% during the prior year period to 39.2% during the current year period. This increase was primarily due to the increased prices, a more favorable mix of higher-margin products, an expansion of service offerings, and the sale of lower priced inventory during the period. Inventory costs have increased during the year for the Division’s products and raw materials, and with the potential higher cost of alternative feedstock supply for the Division’s Lake Charles manufacturing facility, future levels of gross profit for the Fluids Division will be impacted by the Division’s continued ability to pass along these increased costs to its customers through higher product prices.

Fluids Division income before taxes during the third quarter of 2006 totaled $15.7 million compared to $6.2 million in the corresponding prior year period, an increase of $9.5 million or 152.2%. This increase was primarily generated by the $11.2 million increase in gross profit discussed above, which was partially offset by approximately $1.3 million of increased administrative expenses and approximately $0.4 million of other expense, primarily from decreased foreign currency fluctuation gains.

WA&D Division – WA&D Division revenues increased to $121.4 million during the third quarter of 2006 compared to $48.3 million during the prior year period, an increase of $73.1 million or 151.5%. The Division’s WA&D Services segment revenues increased to $95.9 million during the third quarter of 2006 compared to $34.1 million in the prior year quarter, an increase of $61.8 million or approximately 181.5%. This increase was primarily due to the increased well abandonment and decommissioning activity in the Gulf of Mexico and inland waters region following the significant hurricanes during the third quarter of 2005. To increase its capacity to provide services, the Division purchased the DB-1 derrick barge in February 2006, made extensive repairs and modifications to one of its existing vessels, and entered into arrangements to lease three additional vessels: the Anna IV, the Orion, and the Achiever. The DB-1 has been refurbished and began operating in July 2006. The Orion and the Achiever began operations in September and October, 2006, respectively, and will increase the Division’s operating capacity in future periods. The Division anticipates continued high demand for its services, as offshore operators complete their damage assessments, repair or decommission damaged or destroyed platforms and pipelines, and accelerate their abandonment and decommissioning plans due, in part, to the risk of future storm damage and the increasing costs of insuring offshore assets. The March 2006 acquisition of the assets of Epic Divers, Inc. and associated affiliate companies (Epic), a contract diving operation, contributed approximately $21.5 million of revenues during the third quarter of 2006. The Epic acquisition allows the Division to provide additional services to its customers, including Maritech, and to internally secure a substantial portion of the supply of such services needed for other WA&D Services operations.

The Division’s Maritech segment reported revenues of $42.1 million during the third quarter of 2006 compared to $14.4 million during the prior year period, an increase of $27.7 million, or 192.2%. Approximately $21.0 million of this increase is from increased production volumes, primarily due to acquisitions of producing properties and successful exploitation and development activities. During the third quarter of 2005, Maritech acquired producing oil and gas properties in three significant acquisitions. Production volumes during the third quarter of 2006 include continuing progress by Maritech to restore production that was shut-in following Hurricanes Katrina and Rita during the third quarter of 2005. In addition, Maritech’s revenues increased approximately $6.9 million during the third quarter of 2006 as a result of higher realized oil and gas commodity prices compared to the prior year period. Such increases were partially offset by approximately $0.2 million of decreased prospect and service revenue compared to the prior year period.

WA&D Division gross profit during the third quarter of 2006 totaled $33.9 million compared to $4.7 million during the prior year quarter, an increase of $29.2 million or 620.2%. The WA&D Services segment of the Division reported gross profit of $22.1 million during the third quarter of 2006 compared to $6.7 million during the third quarter of 2005, an increase of $15.5 million or 231.5%. Gross profit as a percentage of revenue during the current year third quarter grew to 23.1% compared to 19.6% during the prior year period, primarily due to a more favorable mix of business. Approximately $1.9 million of the current period gross profit was generated from work performed for Maritech, and is eliminated in consolidation. Diving and support operations contributed approximately $6.6 million of segment gross profit during the third quarter of 2006. The current high demand for WA&D Services has resulted in an increase in work performed, and the Division continues to seek additional capacity to meet the increased demand. The Division’s increased vessel fleet and the newly acquired Epic diving operations and equipment are expected to provide additional efficiencies in the future as the Division attempts to capitalize on the current market demand for its services.

The Division’s Maritech segment reported gross profit of $13.7 million during the third quarter of 2006 compared to $2.0 million of negative gross profit during the third quarter of 2005, a $15.7 million increase. Maritech’s gross profit as a percentage of revenues was 32.5%. The increased gross profit for the current year quarter was the result of the significant increase in Maritech’s production volumes following the acquisitions completed during the third quarter of 2005, the significant weather downtime incurred during the prior year period, and the increased realized commodity prices discussed above. Such increases were partially offset by approximately $12.0 million of increased operating expenses, including approximately $4.3 million of increased insurance premium costs and approximately $7.2 million of increased depreciation, depletion and accretion costs primarily associated with production from the newly acquired properties. Maritech suffered varying levels of damage to the majority of its offshore production platforms as a result of third quarter 2005 hurricanes, and three of its platforms and one of its production facilities were completely destroyed. The Division has completed most of the required repairs to its damaged platform facilities, other than the three destroyed platforms, and has performed certain well intervention operations on wells associated with two of the destroyed platforms. Maritech is continuing to assess the extent of the damages related to the third destroyed platform, and expects to continue to incur significant costs during the remainder of 2006 and beyond for similar well intervention and debris removal operations. Included in Maritech’s operating expenses during the third quarter of 2006 is approximately $4.7 million of well intervention costs which the Company believes will not be reimbursed under its insurance coverage. Such costs were either incurred by the Company during the period or have been reflected as increased decommissioning liabilities on its consolidated balance sheet. In addition, during the current period quarter, the Company included approximately $7.1 million of gain associated with insurance claim proceeds in excess of the net carrying value of certain destroyed assets. The Company believes that substantially all of the repair and well intervention and debris removal costs associated with the hurricane damages, other than the applicable deductibles and the uncovered amount discussed above, will be covered under the Company’s various insurance policies. Insurance premium costs will continue to be greatly increased during 2006 and beyond compared to 2005.

WA&D Division income before taxes was $29.1 million during the third quarter of 2006 compared to $2.6 million during the prior year period, an increase of $26.5 million or 1,013.2%. WA&D Services segment income before taxes increased from $4.3 million during the third quarter of 2005 to $19.1 million during the current year quarter, an increase of $14.8 million or 344.2%. This increase was due to the $15.5 million increase in gross profit described above, less approximately $0.5 million of increased administrative expenses, including the administrative expenses incurred during the quarter associated with the newly acquired Epic operations. In addition, gains from asset sales decreased by approximately $0.2 million compared to the prior year quarter.

The Division’s Maritech segment reported income before taxes of $12.0 million during the third quarter of 2006 compared to a $1.7 million pretax loss during the prior year period, a $13.7 million increase. This increase was due to the $15.7 million increase in gross profit discussed above, partially offset by approximately $1.1 million of decreased gains on sales of properties compared to the prior year period, and approximately $0.9 million of increased administrative costs associated with Maritech’s growth.

Production Enhancement Division – Production Enhancement Division revenues increased from $27.2 million during the third quarter of 2005 to $40.0 million during the third quarter of 2006, an increase of $12.8 million or 46.9%. This increase was primarily due to the increased revenues from the Division’s Compressco and production testing operations. The Division’s production testing operations revenues increased by approximately $9.4 million during the third quarter of 2006 compared to the prior year quarter, due to the first quarter 2006 acquisition of Beacon Resources, LLC (Beacon), the increased activity from its domestic customers, and from its Latin American operations, including its recently established operations in Brazil. In addition, Compressco revenues increased by approximately $3.4 million compared to the prior year period, due to its overall growth domestically, as well as in Canada and Mexico. Following a recent expansion of its production facility, Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. The Division’s process services operations revenue decreased by approximately $0.1 million.

Production Enhancement Division gross profit increased from $10.2 million during the third quarter of 2005 to $15.9 million during the third quarter of 2006, an increase of $5.7 million or 56.2%. Gross profit as a percentage of revenues also increased, from 37.4% during the third quarter of 2005 to 39.8% during the current year period, reflecting the acquisition of Beacon as well as the increased demand for compressor and production testing services described above.

Income before taxes for the Production Enhancement Division increased 70.6%, from $7.1 million during the prior year third quarter to $12.1 million during the third quarter of 2006, an increase of $5.0 million. This increase was primarily due to the increased gross profit discussed above, less approximately $0.8 million of increased administrative costs, including the added administrative costs of Beacon.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, depreciation and amortization, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $7.1 million during the third quarter of 2005 to $11.8 million during the third quarter of 2006, due to increased corporate interest expense, which increased $2.0 million compared to the third quarter of the prior year due to the increased outstanding balance of long-term debt used to fund its capital expenditure requirements and the acquisitions completed during the third quarter of 2005 and the first quarter of 2006. In addition, corporate overhead includes increased administrative costs of approximately $2.9 million. The increase in administrative costs resulted from approximately $1.9 million of increased salaries and incentive compensation, including approximately $0.8 million of compensation expense required under the recently adopted SFAS No. 123R; approximately $0.8 million of increased professional fee expenses; and approximately $0.2 million of increased office, insurance and other general expenses. Total estimated unrecognized compensation cost from unvested stock options pursuant to SFAS No. 123R as of September 30, 2006 was approximately $10.6 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

Nine months ended September 30, 2006 compared with nine months ended September 30, 2005.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the nine months ended September 30, 2006 were $578.1 million compared to $385.4 million for the first nine months of the prior year, an increase of 50.0%. Consolidated gross profit also increased significantly to $193.4 million during the first nine months of 2006 compared to $93.9 million in the prior year period, an increase of 106.0%. Consolidated gross profit as a percentage of revenue was 33.5% during the first nine months of 2006 compared to 24.4% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $68.1 million during the first nine months of 2006 compared to $51.7 million during the prior year period, an increase of $16.4 million or 31.7%. This increase was primarily due to the overall growth of the Company and included approximately $12.4 million of increased salary, incentive, benefits and other associated employee expenses; approximately $1.9 million of higher professional service expenses; and approximately $2.1 million of increased office expenses, contract labor and other general expenses. Included as part of increased employee expenses during the first nine months of 2006 is approximately $2.7 million of compensation expense recorded pursuant to SFAS No. 123R, which was adopted on January 1, 2006. General and administrative expenses as a percentage of revenue decreased to approximately 11.8% during the first nine months of 2006 compared to approximately 13.4% during the prior year period.

Other Income and Expense – Other income and expense was $3.8 million of income during the first nine months of 2006 compared to $3.0 million of income during the first nine months of 2005, due to approximately $1.3 million of additional gains on sales of assets in the current year period, decreased by approximately $0.6 million of other expense, consisting primarily of decreased gains from foreign currency fluctuations.

Interest Expense and Income Taxes – Net interest expense increased from $4.3 million during the first nine months of 2005 to $9.2 million during the first nine months of 2006 due to the significant borrowings of long-term debt used to fund the Company’s capital expenditure requirements and the acquisitions during the third quarter of 2005 and first nine months of 2006. Future periods will continue to reflect the increased interest expense associated with these additional borrowings until they are repaid. The Company’s provision for income taxes during the first nine months of 2006 increased to $41.7 million compared to $13.7 million during the prior year period, primarily due to increased earnings.

Net Income – Net income was $78.2 million during the first nine months of 2006 compared to $26.9 million in the prior year period, an increase of $51.3 million. Net income per diluted share was $1.04 on 74,781,429 average diluted shares outstanding during the first nine months of 2006 compared to $0.37 on 71,943,692 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $162.8 million during the first nine months of 2005 to $182.3 million during the current year period, an increase of $19.5 million or 12.0%. This increase was primarily due to increased product pricing and service activity, which more than offset the decreased production from the Company’s Lake Charles calcium chloride manufacturing facility. The Division is operating its Lake Charles facility at a reduced level for an indefinite period, while it reviews alternative sources of raw materials, and calcium chloride revenues are expected to continue at a decreased level during this period.

Fluids Division gross profit increased significantly to $65.3 million during the first nine months of 2006, compared to $37.6 million during the prior year period, an increase of $27.6 million or 73.4%. Gross profit as a percentage of revenue increased from 23.1% during the prior year period to 35.8% during the current year period. This increase was primarily due to the increased prices, a more favorable mix of higher-margin products and services, and the sale of lower cost inventory during the period. Inventory costs have increased during the year for the Division’s products and raw materials, and with the potential higher cost of alternative feedstock supply for the Division’s Lake Charles manufacturing facility, future levels of gross profit for the Fluids Division will be impacted by the Division’s continued ability to pass along these increased costs to its customers through higher product prices.

Fluids Division income before taxes during the first nine months of 2006 totaled $47.2 million compared to $24.1 million in the prior year period, an increase of $23.1 million or 95.9%. This increase was generated by the $27.6 million increase in gross profit discussed above, which was partially offset by approximately $2.7 million of increased administrative expenses, approximately $0.8 million of decreased gains on sales of assets, and approximately $0.9 million of decreased gains on foreign currency fluctuations.

WA&D Division – WA&D Division revenues increased to $284.9 million during the first nine months of 2006 compared to $144.6 million during the prior year period, an increase of $140.2 million or 97.0%. The Division’s WA&D Services segment revenues increased to $201.5 million during the first nine months of 2006 compared to $101.3 million in the prior year period, an increase of $100.2 million or approximately 99.0%. This increase was primarily due to the increased well abandonment and decommissioning activity in the Gulf of Mexico and inland waters region following the significant hurricanes during the third quarter of 2005. As a result of the hurricane damage experienced by many offshore operators, the Division anticipates continued increased demand for its services, as operators complete their damage assessments, repair or decommission damaged platforms and pipelines, and accelerate their abandonment and decommissioning plans due, in part, to the risk of future storm damage and due to the increasing insurance costs related to offshore assets. To increase its capacity to provide services, the Division purchased the DB-1 derrick barge in February 2006, made extensive repairs and modifications to one of its existing vessels, and entered into arrangements to lease three additional vessels: the Anna IV, which was leased beginning in March 2006, the Orion, which was leased beginning in July 2006, and the Achiever, which was leased beginning in September 2006. The DB-1 was recently refurbished and it began operating in July 2006. The Orion and the Achiever were placed in service beginning September and October, 2006, respectively. The March 2006 acquisition of the assets of Epic, a full service diving operation, contributed approximately $42.6 million of revenues during the first nine months of 2006. The Epic acquisition allows the Division to provide additional services to its customers, including Maritech, and to secure a substantial portion of the supply of such services for WA&D Services operations.

The Division’s Maritech segment reported revenues of $118.0 million during the first nine months of 2006 compared to $44.5 million during the prior year period, an increase of $73.6 million or 165.3%. Approximately $49.3 million of this increase is from increased production volumes primarily due to acquisitions of producing properties and successful exploitation and development activities. During the third quarter of 2005, Maritech acquired producing oil and gas properties in three significant acquisitions. In addition, Maritech’s revenues increased approximately $23.0 million during the first nine months of 2006 as a result of higher realized oil and gas commodity prices compared to the prior year period. Also, Maritech reported approximately $1.2 million of increased prospect fee and service revenue during the current year period. Beginning in the last half of the third quarter of 2005, production from a majority of Maritech’s producing properties, including its newly acquired properties, was shut-in as a result of Hurricanes Katrina and Rita. While a large majority of Maritech’s properties have resumed operation, a small portion of Maritech’s daily production remains shut-in.

WA&D Division gross profit during the first nine months of 2006 totaled $84.4 million compared to $28.1 million during the prior year period, an increase of $56.4 million or 200.9%. The WA&D Services segment of the Division reported a $22.3 million increase in gross profit, from $24.2 million during the first nine months of 2005 to $46.5 million during the current year period. WA&D Services gross profit as a percentage of revenues decreased to 23.1% during the first nine months of the current year compared to 23.9% during the prior year period, primarily due to increased operating expenses caused by weather disruptions. In addition, the WA&D Services segment also incurred certain expenses related to the expansion of its heavy lift vessel fleet and the refurbishment of one of its existing vessels. These decreases were more than offset by the overall increase in segment revenues, and by diving and support operations, which contributed approximately $14.5 million of segment gross profit, resulting in the WA&D Services segment reporting increased gross profit compared to the prior year period. The Division’s increased vessel fleet and the newly acquired Epic diving operations are expected to provide additional efficiencies in the future, as the Division attempts to capitalize on the current market demand for its services. Approximately $4.7 million of the current year WA&D Services gross profit was generated from work performed for Maritech, and is eliminated in consolidation.

The Division’s Maritech segment reported gross profit of $42.7 million during the first nine months of 2006 compared to $3.9 million during the first nine months of 2005, a $38.8 million increase. Maritech’s gross profit as a percentage of revenues also increased significantly during the period to 36.2% compared to 8.8% during the prior year period. The significant growth in Maritech’s production volumes primarily resulting from the acquisitions completed during the third quarter of 2005, plus the increased realized commodity prices discussed above, were partially offset by approximately $34.8 million of increased operating expenses. This increase in operating expenses includes approximately $9.6 million of increased insurance premium costs and approximately $18.2 million of increased depreciation, depletion and accretion costs primarily associated with production from the newly acquired properties. In addition, during the first quarter of 2005, Maritech reported an impairment charge of approximately $1.9 million as required under successful efforts accounting. Maritech suffered varying levels of damage to the majority of its offshore production platforms as a result of third quarter 2005 hurricanes, resulting in significant weather downtime during the prior year, and completely destroying three of its platforms and one of its production facilities. Included in Maritech’s operating expenses during the first nine months of 2006 is approximately $4.7 million of well intervention costs, charged to earnings in the third quarter, which the Company believes will not be reimbursed under its insurance coverage. Such costs were either incurred during the period or have been reflected as increased decommissioning liabilities on its consolidated balance sheet. In addition, during the current period third quarter, the Company included approximately $7.1 million of gain associated with insurance claim proceeds in excess of the net carrying value of destroyed assets. The Division has completed most of the required repairs to its damaged platform facilities, other than the three destroyed platforms, and is currently performing well intervention operations on wells associated with two of the destroyed platforms. Maritech is continuing to assess the extent of the damages related to the third destroyed platform, and expects to continue to incur significant costs during the remainder of 2006 and beyond for similar well intervention and debris removal operations. The Company believes that substantially all of the repair and well intervention and debris removal costs associated with the hurricane damage, other than the applicable deductibles and the uncovered amount discussed above, will be covered under the Company’s various insurance policies.

WA&D Division income before taxes was $73.5 million during the first nine months of 2006 compared to $19.1 million during the prior year period, an increase of $54.4 million or 285.3%. WA&D Services segment income before taxes increased to $37.1 million during the first nine months of 2006 compared to $15.9 million during the prior year period, an increase of $21.2 million or 133.1%. This increase was due to the $22.3 million increase in gross profit described above, less approximately $1.0 million primarily from increased administrative expenses, including the administrative expenses incurred during a portion of the nine month period associated with the newly acquired Epic operations.

The Division’s Maritech segment reported income before taxes of $41.1 million during the first nine months of 2006 compared to $3.2 million during the prior year period, a $37.9 million increase. This increase was due to the $38.8 million increase in gross profit discussed above and approximately $2.0 million of increased gains on sales of properties compared to the prior year period, partially offset by approximately $2.9 million of increased administrative costs associated with Maritech’s growth.

Production Enhancement Division – Production Enhancement Division revenues increased $33.2 million during the first nine months of 2006 compared to the prior year period, from $78.1 million during the first nine months of 2005 to $111.4 million during the current year period. This 42.5% increase was primarily due to the increased revenues from the Division’s Compressco and production testing operations. The Division’s production testing operations revenues increased by approximately $20.9 million during the first nine months of 2006 compared to the prior year quarter, due to the first quarter acquisition of Beacon, the increased activity from its domestic customers, and from recent growth of its Latin American operations, including its recently established operation in Brazil. Compressco revenues increased by approximately $11.7 million compared to the prior year period, due to its overall growth domestically, as well as in Canada and Mexico. Following a recent expansion of its production facility, Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. In addition, the Division’s process services operations contributed an additional revenue increase of approximately $0.6 million.

Production Enhancement Division gross profit increased from $28.8 million during the first nine months of 2005 to $44.5 million during the first nine months of 2006, an increase of $15.7 million or 54.3%. Gross profit as a percentage of revenues also increased, from 36.9% during the first nine months of 2005 to 39.9% during the current year period, reflecting the acquisition of Beacon as well as the increased demand for compressor and production testing services described above.

Income before taxes for the Production Enhancement Division increased 66.4%, from $19.9 million during the first nine months of the prior year to $33.1 million during the first nine months of 2006, an increase of $13.2 million. This increase was primarily due to the increased gross profit discussed above, plus approximately $0.2 million of increased gains from currency fluctuation and asset sales, less approximately $2.7 million of increased administrative costs primarily associated with Beacon and Compressco.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, depreciation and amortization, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $22.2 million during the first nine months of 2005 to $34.0 million during the first nine months of 2006, primarily due to increased administrative costs of approximately $7.1 million. The increase in administrative costs resulted from approximately $5.0 million of increased salaries and incentive compensation, including approximately $2.7 million of compensation expense required under the recently adopted SFAS No. 123R; approximately $1.0 million of increased professional fee expenses; and approximately $1.1 million of increased office, insurance and other general expenses. Total estimated unrecognized compensation cost from unvested stock options pursuant to SFAS No. 123R as of September 30, 2006 was approximately $10.6 million, which is expected to be recognized over a weighted average period of approximately 3.1 years. Corporate interest expense during the first nine months of 2006 increased by approximately $4.8 million compared to the prior year period due to the increased outstanding balance of long-term debt, which was used to fund the acquisitions completed during the third quarter of 2005 and the first quarter of 2006.

Liquidity and Capital Resources

During the third quarter of 2006, the Company continued to expand its operations by pursuing its capital expenditure program for each of its operating divisions. Cash flows utilized in investing activities through nine months of 2006 totaled $201.0 million, including approximately $68.7 million for acquisitions consummated during the year. The Company’s acquisitions and expansion projects are funded through a mix of operating cash flow and long-term borrowings.

Operating Activities – Cash flow generated by operating activities totaled approximately $41.1 million during the first nine months of 2006 compared to approximately $69.7 million during the first nine months of the prior year. Operating cash flow during the first nine months of 2006 was net of approximately $35.5 million of cash expended for increased inventories primarily related to the Company’s Fluids Division, reflecting increased volumes and higher product costs. Accounts receivable also increased by approximately $62.7 million during the nine month period, due largely to increased amounts receivable pursuant to insured hurricane repair costs and overall growth in revenues. These increases to inventories and accounts receivable were significantly greater than the similar amounts during the prior year period. In addition, excess tax benefits totaling $12.1 million associated with stock options exercised during the first nine months of 2006 are now classified as cash flows from financing activities pursuant to the requirements of SFAS No. 123R. The Company’s recent acquisitions of Beacon and the assets and operations of Epic contributed to the Company’s operating cash flow during the first three quarters of 2006. The Company’s newly acquired heavy lift derrick barge, the DB-1, began operations in July 2006. Operations from two recently leased derrick barges, and the recently acquired assets and operations of Arrowhead, are expected to contribute additional operating cash flow beginning in the fourth quarter. Future operating cash flow is also largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. The Company’s increased revenues from its existing businesses during the first nine months of 2006 reflect the increased demand for the products and services of the majority of its businesses, and the Company expects that such demand for many of its businesses will continue to be relatively high beyond 2006. The operating cash flow impact from this increased demand is limited or partially offset, however, by the increased product, operating and administrative costs required to deliver its products and services and the Company’s equipment and personnel capacity constraints.

As a result of significant hurricanes that occurred during the third quarter of 2005, the Company suffered damage to certain of its fluids facilities and to certain of its decommissioning assets, including one of its heavy lift barges. Maritech suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms and one of its production facilities were completely destroyed. The majority of Company assets damaged during the third quarter 2005 hurricanes have been repaired; however, the Company is continuing to assess the extent of certain damages, particularly the well intervention and removal of debris costs associated with the destroyed Maritech platforms. The Company estimates that total storm related costs, including the well intervention and removal of debris costs associated with the three destroyed platforms, and repair costs of other damaged assets, will range between $120 to $135 million. As of September 30, 2006, a cumulative total of approximately $69.6 million of these costs have been incurred, and approximately $30.0 million of insurance claims have been reimbursed to the Company under its various insurance policies. Subsequent to September 30, 2006, an additional $9.2 million has been reimbursed. Additional costs are expected to also be incurred in late 2006 and 2007, with some additional costs likely to be incurred in later years. Approximately $70 to $80 million of the Company’s estimated storm related costs consist of the well intervention and debris removal costs related to the three destroyed Maritech offshore platforms. The Company’s estimate of total well intervention costs to be incurred has increased following the recent work performed on wells associated with two of the destroyed platforms. This revised estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. Certain future costs to be incurred may also not be reimbursable. In addition, for repair and well intervention expenditures that are covered by insurance, the collection of insurance claims may be delayed, resulting in the temporary use of the Company’s capital resources to fund such repairs. As of September 30, 2006, repair and well intervention expenditures incurred in excess of deductibles and anticipated to qualify for insurance reimbursement totaled approximately $50.0 million and are included in accounts receivable, pending the collection of the Company’s insurance claims. Such amount is net of approximately $30.0 million of claims reimbursed to the Company as of September 30, 2006. The Company is working with its insurance underwriters to provide information and documentation regarding its claims for coverage in an effort to obtain reimbursement under these claims as expediently as possible; however, the timing of the collection of such claims is beyond the Company’s control. The Company’s insurance coverage premiums have significantly increased as a result of the recent storms, and its current coverage includes higher deductibles and reduced maximum coverage amounts compared to its previous coverage.

Future operating cash flow will also be affected by the commodity prices received for Maritech’s oil and gas production and the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. Maritech has entered into oil and gas commodity derivative transactions that extend through 2008 and are designed to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating prices of oil and natural gas. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of September 30, 2006 totals $137.0 million ($171.9 million undiscounted). Maritech’s revised estimate of well intervention costs to be incurred as a result of 2005 hurricanes exceeds the maximum coverage amount for such costs provided pursuant to its applicable insurance policy. Accordingly, Maritech’s decommissioning liability increased during the third quarter of 2006 for amounts to be incurred in excess of maximum coverage amounts. The cash outflow necessary to extinguish Maritech’s decommissioning liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing is estimated based on the future oil and gas production cash flows as indicated by the Company’s oil and gas reserve estimates and, as such, is imprecise and subject to change due to changing commodity prices, revisions of these reserve estimates and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of September 30, 2006, Maritech’s total undiscounted decommissioning obligation is approximately $238.9 million, and consists of Maritech’s liability of $171.9 million plus approximately $67.0 million which is required to be reimbursed to Maritech pursuant to contractual arrangements with the previous owners.

Investing Activities – During the first nine months of 2006, the Company expended approximately $201.0 million of cash for capital expenditures, including approximately $68.7 million of net cash for acquisitions. In March 2006, the Company paid approximately $47.7 million at closing, subject to adjustment, for the acquisition of the assets and operations of the assets of Epic, which allows the WA&D Division to offer diving services to its customers. In connection with the acquisition of Epic, the Company paid during the third quarter of 2006 an additional $2.6 million related to certain purchase consideration adjustments, accrued an additional $1.1 million for similar adjustments to be paid later during 2006, and will pay $1.6 million in June 2009. Also in March 2006, the Company paid approximately $15.6 million for the acquisition of Beacon, which expanded the Company’s production testing operation into new geographic markets. The Beacon acquisition also contains a contingent consideration provision which, if satisfied, could result in up to $19.1 million of additional consideration being paid in March 2009. In September 2006, the Company paid approximately $6.5 million for the acquisition of the assets and operations of Arrowhead, which expanded a portion of the Company’s fluids service operations. The above acquisition transactions were primarily funded by long-term borrowings. In addition to the above transactions, the Company plans to expend an estimated $185.0 million on capital additions during 2006, a majority of which were expended during the first nine months of 2006. The significant majority of the remaining planned capital expenditures is related to identified opportunities to grow and expand the Company’s existing businesses and may be postponed or cancelled as conditions change. In addition to the above capital expenditure plans, the Company’s growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent the Company consummates a significant transaction, the Company’s liquidity position will be affected. The Company expects to fund its 2006 capital expenditure activity through cash flows from operations and from its bank credit facility. Should additional capital be required, the Company believes that it has the ability to generate such capital through the issuance of additional debt or equity.

Cash capital expenditures of approximately $134.1 million during the first nine months of 2006 included approximately $90.3 million by the WA&D Division. In February 2006, the Company’s WA&D Services segment expended approximately $20.0 million for the purchase of a heavy lift derrick barge, approximately $6.5 million for the purchase of a saturation dive vessel, and approximately $22.7 million primarily for vessel construction and refurbishment costs. In addition, approximately $41.1 million was spent by the Division primarily related to exploitation and development expenditures on Maritech’s offshore oil and gas properties. The Production Enhancement Division spent approximately $34.4 million, consisting of approximately $24.4 million related to Compressco compressor fleet expansion, approximately $8.3 million to replace and enhance a portion of the production testing equipment fleet, and approximately $1.7 million for process services capital projects. The Fluids Division reflected approximately $6.7 million of capital expenditures, primarily related to plant expansion projects during the year. Corporate capital expenditures were approximately $2.7 million.

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

Financing Activities – To fund its capital and working capital requirements, the Company supplements its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. In April 2006, the Company completed the issuance of $90.0 million of Series 2006-A Senior Notes (see discussion below), the proceeds of which were used to repay a portion of the outstanding balance under the Company’s revolving credit facility. In June 2006, the Company entered into a revolving credit facility (the Restated Credit Facility), which amended the Company’s existing credit facility to, among other things, extend the maturity date of the five year $200 million facility from September 7, 2009 to June 27, 2011 and provide for the future expansion of the facility, with the agreement of existing or additional lenders, to a maximum of $300 million. The facility remains unsecured and is guaranteed by the Company’s material domestic subsidiaries. Borrowings under the Restated Credit Facility bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. The Company pays a commitment fee on unused portions of the facility. As of September 30, 2006, the average interest rate on the outstanding balance under the credit facility was 6.00%. As of November 9, 2006, the Company had approximately $46.0 of available borrowing capacity based on the current $200 million maximum capacity.

The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants that were modified from the previous credit facility. In addition, the Restated Credit Facility also eliminates the previous limitations on aggregate asset sales and individual acquisition limits and increases the limits on aggregate annual acquisitions and capital expenditures. The Restated Credit Facility also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company is in compliance with all covenants and conditions of the Restated Credit Facility as of September 30, 2006. Defaults under the Restated Credit Facility that are not timely remedied could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $35.5 million equivalent at September 30, 2006) in aggregate principal amount of Series 2004-B Notes pursuant to a Master Note Purchase Agreement. In April 2006, the Company issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to its existing Master Note Purchase Agreement dated September 2004, as supplemented (the Series 2006-A Senior Notes, together with the Series 2004-A Notes and Series 2004-B Notes are collectively referred to as the Senior Notes). The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the 2004-A Notes and 2004-B Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, mature on April 30, 2016, and are unsecured. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year, commencing October 30, 2006. Pursuant to the Master Note Purchase Agreement, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Master Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of September 30, 2006. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

In May 2004, the Company filed a universal acquisition shelf registration statement on Form S-4 that permits the Company to issue up to $400 million of common stock, preferred stock, senior and subordinated debt securities, and warrants in one or more acquisition transactions that the Company may undertake from time to time. As part of the Company’s strategic plan, the Company evaluates opportunities to acquire businesses and assets and intends to pursue attractive acquisition opportunities, which may involve the payment of cash or issuance of debt or equity securities. Such acquisitions may be funded with existing cash balances, funds under the Company’s credit facility, or securities issued under the Company’s acquisition shelf registration on Form S-4.

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

Off Balance Sheet Arrangements – As of September 30, 2006, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed the estimated remediation costs prepared by its independent, third party environmental engineering consultant, which it based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company has established a reserve for such remediation costs of $0.6 million, undiscounted, at September 30, 2006 and December 31, 2005. The reserve will be adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Approximately $70 to $80 million of the Company’s $120 to $135 million of estimated storm related costs consist of the well intervention and debris removal costs related to the three destroyed Maritech offshore platforms. The Company’s estimate of total well intervention costs to be incurred has increased following the recent work performed on wells associated with two of the destroyed platforms. This revised estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. Accordingly, during the three months ended September 30, 2006, the Company increased Maritech’s decommissioning liabilities associated with the three destroyed platforms by approximately $8.5 million for well intervention costs expected to be incurred in excess of maximum coverage amounts, and this increase was capitalized to the associated oil and gas properties. Primarily as a result of the above increased cost estimate, the Company charged approximately $4.7 million to operating expense during the third quarter of 2006. Included in this $4.7 million charge is approximately $3.4 million of asset impairment. In September 2006, the Company’s insurance claims adjuster advised that underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters questioned whether certain well intervention costs would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and its underwriters regarding these well intervention activities, and it continues to submit documentation of the costs of these activities to the claims adjusters, as requested, in an effort to obtain reimbursement for these costs. As of September 30, 2006, approximately $18.1 million of such well intervention costs had been incurred, primarily with regard to one of the destroyed platforms, and approximately $9.5 million, net of reimbursements and intercompany profit, is included in accounts receivable as of September 30, 2006 as costs which the Company believes will be reimbursed.

The Company has received from underwriters the advance payment of an amount equal to the policy limit for removal of debris associated with the three destroyed platforms. In June 2006, the underwriters questioned whether there is additional coverage provided for the cost of the removal of these platforms in excess of the policy limit under an endorsement obtained by the Company in August 2005. The endorsement provides additional coverage for debris removal and other costs up to a maximum limit of $20 million per storm. The Company has provided additional requested documentation to the underwriters’ claims adjusters to support the coverage under this endorsement. While the Company has yet to incur costs for the removal of the destroyed platforms, these costs as well as other costs covered under the endorsement, could equal or possibly exceed the policy maximum limit under the endorsement. While the Company believes that these debris removal and other costs qualify for reimbursement under the endorsement, it is possible that all or a portion of these costs may not be reimbursed.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)
July 1 – July 31, 2006	11,081	(2)	$26.25	–	$14,327,000

Aug 1 – Aug 31, 2006	–		$–	–	$14,327,000

Sept 1 – Sept 30, 2006	–		–	–	$14,327,000

Total	11,081			–	$14,327,000

(1) In January 2004, the Board of Directors of the Company authorized the repurchase of up to $20 million of its common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.

(2) Shares received by the Company in connection with the exercise of certain stock options. These shares were not acquired pursuant to the stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the third quarter of 2006.

Item 5. Other Information.

(a) In connection with the Company’s preparation of the financial statements for the quarterly period ended September 30, 2006, management determined that a non-cash charge of approximately $3.4 million for the impairment of an offshore oil and gas property field operated by its Maritech Resources, Inc. (Maritech) subsidiary was required. The impairment charge resulted from increased capitalized costs related to increased estimated decommissioning liabilities associated with the field. For further discussion, see Part I, Financial Information, Note A – Basis of Presentation and Significant Accounting Policies, “Hurricane Repair

Expenses” as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

TETRA Technologies, Inc.

Date: November 9, 2006	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: November 9, 2006	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: November 9, 2006	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer