Form 10-K
period 2006-12-31
TETRA TECHNOLOGIES INC
filed 2007-03-01
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(MARK ONE)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT). YES [   ]  NO[ X ]

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $2,119,388,544 AS OF JUNE 30, 2006, THE LAST BUSINESS DAY OF THE REGISTRANT'S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.

NUMBER OF SHARES OUTSTANDING OF THE ISSUER'S COMMON STOCK AS OF FEBRUARY 27, 2007 WAS 72,365,690 SHARES.

PART III INFORMATION IS INCORPORATED BY REFERENCE TO THE REGISTRANT'S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 4, 2007 TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE END OF THE REGISTRANT'S FISCAL YEAR.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions, including those discussed in “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or projected.

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

The Company’s WA&D Division consists of two operating segments: WA&D Services and Maritech. The WA&D Services segment provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment. The WA&D Services segment also provides diving, marine, engineering, electric wireline, workover, and drilling services. The WA&D Services segment operates primarily in the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico.

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

The Company continues to pursue a growth strategy that includes expanding its existing businesses – both through internal growth and through the pursuit of suitable acquisitions – and by identifying opportunities to establish operations in additional domestic and international niche oil service markets. For financial information for each of the Company’s segments, including information regarding revenues and total assets, see “Note Q – Industry Segments and Geographic Information” contained in the Notes to Consolidated Financial Statements.

TETRA Technologies, Inc. was incorporated in Delaware in 1981. All references to the Company include TETRA Technologies, Inc. and its subsidiaries. The Company’s corporate headquarters are located at 25025 Interstate 45 North, Suite 600, in The Woodlands, Texas. Its phone number is 281-367-1983 and its website is accessed at www.tetratec.com. The Company makes available, free of charge, on its website, its Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Management and Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter as well as its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The Company will also make these available in print free of charge to any stockholder who requests such information from the Corporate Secretary.

Products and Services

Fluids Division

Liquid calcium chloride, sodium bromide, calcium bromide, zinc bromide and zinc calcium bromide produced by the Fluids Division are referred to as clear brine fluids (CBFs) in the oil and gas industry. CBFs are solids-free, clear salt solutions that, like conventional drilling “muds,” have high specific gravities and are used as weighting fluids to control bottomhole pressures during oil and gas completion and workover activities. The use of CBFs increases production by reducing the likelihood of damage to the wellbore and productive pay zone. CBFs are particularly important in offshore completion and workover operations due to the greater formation sensitivity, the significantly greater investment necessary to drill offshore, and the consequent higher cost of error. CBFs are manufactured and distributed through the Company’s Fluids Division and are also sold to other companies that service customers in the oil and gas industry.

The Fluids Division provides basic and custom blended CBFs to domestic and international oil and gas well operators, based on the specific need of the customer and the proposed application of the product. The Division also provides these customers with a broad range of associated services, including onsite fluid filtration, handling, and recycling; fluid engineering consultation; and fluid management. The Division expanded its fluids services operations with the September 2006 acquisition of Arrowhead Oil Field Services, Inc., an onshore water transfer company specializing in the transfer of high volumes of water in support of high pressure fracturing processes. The Division also repurchases used CBFs from operators and recycles and reconditions these materials. The utilization of reconditioned CBFs reduces the net cost of the CBFs to the Company’s customers and minimizes the need for disposal of used fluids. The Company recycles and reconditions the CBFs through filtration, blending, and the use of proprietary chemical processes, and then markets the reconditioned CBFs.

The Division’s fluid engineering and management personnel use proprietary technology to determine the proper blend for a particular application to maximize the effectiveness and lifespan of the CBFs. The specific volume, density, crystallization temperature, and chemical composition of the CBFs are modified by the Company to satisfy a customer's specific requirements. The Company’s filtration services use a variety of techniques and equipment for the onsite removal of particulates from CBFs, so that those CBFs can be recirculated back into the well. Filtration also enables recovery of a greater percentage of used CBFs for recycling.

The manufacturing group of the Fluids Division obtains product from numerous production facilities that manufacture liquid and/or dry calcium chloride, sodium bromide, calcium bromide, zinc bromide and/or zinc calcium bromide for distribution into energy markets. Liquid and dry calcium chloride are also sold into the water treatment, industrial, cement, food processing, dust control, ice melt, agricultural, and consumer products markets. Liquid sodium bromide is also sold into the industrial water treatment markets, where it is used as a biocide in recirculated cooling tower waters. The Company operates its European calcium chloride manufacturing operations under the trade name of TCE.

The Company obtains calcium chloride from production facilities in the United States, Canada, China, and Europe. Some of these plants are owned by the Company, and the Company obtains production from the non-owned plants under written agreements with the owner. Dry calcium chloride is produced at the Company’s Kokkola, Finland plant, which has a production capacity of 165,000 tons per year. The Company also owns a calcium chloride plant in Lake Charles, Louisiana, with a production capacity of 100,000 tons of dry product per year, but which is currently operating at a reduced level. In addition, in late 2007 the Company expects to begin development of a new calcium chloride plant to be constructed near El Dorado, Arkansas, which is expected to produce liquid and flake calcium chloride beginning in late 2009. The Company also has two solar evaporation plants located in San Bernardino County, California, which produce liquid calcium chloride from underground brine reserves for sale to markets in the western United States.

The manufacturing group manufactures and distributes sodium bromide, calcium bromide and zinc bromide from its West Memphis, Arkansas facility. A patented and proprietary production process utilized at this facility uses bromine or hydrobromic acid, along with various zinc sources, to manufacture its products. The group purchases raw material bromine pursuant to a new long-term supply agreement, which was executed in late 2006, and through an existing contract with another supplier. This facility also uses patented and proprietary technologies to recondition and upgrade used CBFs repurchased from the Company’s customers. The group’s facility at Dow Chemical’s Ludington, Michigan chemical plant was used to convert a crude bromine stream into bromine and liquid calcium bromide or liquid sodium bromide. Dow ceased operation of its plant at the end of 2006, and has exercised its option to purchase the Division’s facility in early 2007.

The Company also retains approximately 33,000 gross acres of bromine-containing brine reserves in Magnolia, Arkansas that are under lease by the Company. The Company holds these assets for possible future development.

See “Note Q – Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about this Division.

Well Abandonment & Decommissioning (WA&D) Division

The WA&D Division consists of two separate operating segments: the WA&D Services and Maritech segments. WA&D Services provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment primarily onshore and in the inland waters of Texas and Louisiana and offshore in the Gulf of Mexico. In addition, WA&D Services provides diving, marine, engineering, electric wireline, workover and drilling services. The Maritech segment, through Maritech and its subsidiaries, is a producer of oil and gas from properties located in the offshore Gulf of Mexico and in the inland water region of Louisiana. Maritech acquires primarily mature producing properties to support and provide a baseload of business for WA&D Services. In addition, Maritech conducts development and exploitation operations on certain of its oil and gas properties, which are intended to increase the cash flows on such properties prior to their ultimate abandonment.

In providing its well abandonment and decommissioning services, the Company owns and operates onshore rigs, barge-mounted rigs, a platform rig, offshore rigless packages, three heavy lift vessels, several dive support vessels, and other dive support assets. In addition, the Company rents certain equipment from third party contractors whenever necessary. The WA&D Services segment’s integrated package of services also includes the specialized equipment and engineering expertise necessary to address the specific well abandonment and decommissioning issues associated with toppled and severely damaged platforms as a result of recent hurricanes in the Gulf of Mexico, as well as engineering services, project management, and other operations required to plug wells and decommission wellhead equipment, pipelines, and platforms. The Division also provides well abandonment services to customers in the inland waters and onshore in Texas and Louisiana. The Division provides a full array of contract diving services to its customers through its Epic Diving & Marine Services (Epic) operations, which it acquired in March 2006. The acquisition of Epic has allowed the WA&D Division to also satisfy a substantial portion of its own diving needs, which has improved its efficiency in providing its well abandonment and decommissioning services to its customers. The Division’s electric wireline operations provide pressure transient testing, reservoir evaluation, well performance evaluation, cased hole and memory production logging, perforating, bridge plug and packer services, and pipe recovery services. The Division provides services to major oil and gas companies and independent operators, including Maritech, through its facilities located in Belle Chasse, Broussard, Harvey, and Houma, Louisiana and in Bryan, Houston, and Victoria, Texas.

The Division’s fleet of service vessels has increased significantly to serve the growing demand for well abandonment, platform decommissioning, diving, and other offshore services. During 2006, the Company purchased its third heavy lift vessel, the DB-1, a heavy lift derrick barge with a 615-ton capacity crane. In addition, the Company leased three additional vessels, the DB Anna IV derrick barge, and two dynamically positioned (DP II) vessels with heave-compensation cranes: the Olympic Orion, and the Maersk Achiever. The DB Anna IV derrick barge was active through November 2006, and is not currently being utilized. The DP II vessels were placed in service during the last half of 2006, currently giving the Division five “spreads” with the capacity to perform heavy lift projects and integrated operations on toppled platforms. Subsequent to the Company’s acquisition of Epic, the Company purchased a dynamically positioned dive support vessel, which it renamed the Epic Diver, and refurbished two of Epic’s dive support vessels, the Epic Explorer and the Epic Seahorse. Both the Epic Diver and the Epic Explorer offer saturation diving systems which are rated for up to 1,000 foot dive depth. These three support vessels were placed in service in January and February 2007, further expanding Epic’s capacity to serve its customers through its increased saturation diving capabilities.

Through Maritech and its subsidiaries, the Division acquires, manages, and exploits mature producing oil and gas properties in the offshore and inland water region of the Gulf of Mexico. These producing properties are purchased primarily to support the Division’s WA&D Services businesses. Federal regulations generally require lessees to plug and abandon wells and decommission the platforms, pipelines, and other equipment located on the lease within one year after the lease terminates. Maritech provides oil and gas companies with alternative ways of managing their well abandonment obligations, while effectively baseloading well abandonment and decommissioning work for WA&D Services. Maritech’s activities may include purchasing an ownership interest in the properties and operating them in exchange for assuming the proportionate share of the well abandonment and decommissioning obligations associated with such properties. In some transactions, cash may also be received or paid by Maritech. Maritech has a field office located in Lafayette, Louisiana.

Maritech’s operations have grown substantially during the past several years due to the acquisition of offshore Gulf of Mexico producing properties and subsequent development activities on these properties. Maritech’s most significant acquisition growth took place during 2005, when it purchased oil and gas producing properties in three separate transactions in exchange for an aggregate of $23.1 million of cash and the assumption of associated decommissioning liabilities having a discounted fair value of approximately $94.6 million. During 2006, Maritech expended approximately $70.3 million on exploitation and development projects, primarily associated with properties it acquired in 2005. During 2004, Maritech purchased oil and gas producing properties in four separate transactions, in exchange for the assumption of an aggregate of approximately $12.0 million in associated decommissioning liabilities. As a result of such acquisition and development activity, at December 31, 2006, Maritech had proved reserves of approximately 8.8 million barrels of oil and 39.7 billion cubic feet of natural gas, with undiscounted future net pretax cash flow of approximately $311.1 million.

See “Note Q – Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about this Division.

Production Enhancement Division

The production testing component of the Production Enhancement Division provides flowback pressure and volume testing of oil and gas wells, predominantly in the Texas, New Mexico, Louisiana, offshore Gulf of Mexico, Mexico, Brazil and Middle East markets. These services involve sophisticated evaluation techniques needed for reservoir management and optimization of well workover programs. In March 2006, the Company significantly expanded its domestic production testing operations into the Fort Worth and Permian Basin regions through the acquisition of Beacon Resources, LLC.

The Division maintains one of the largest fleets of high pressure production testing equipment in the United States, with operating locations in Edinburg, Laredo, Palestine, Benbrook, Odessa and Victoria, Texas. The Division also has operating locations in Hobbs, New Mexico; New Iberia, Louisiana; Reynosa, Villahermosa, Poza Rica and Veracruz, Mexico; Macae, Brazil; and through its ownership in a joint venture, in Dammam, Saudi Arabia. In December 2006, the Division made the decision to dispose of its Venezuelan production testing operations, due to several factors including the changing political climate in that country.

The Division’s Compressco, Inc. (Compressco) operation, which was acquired in 2004, designs, fabricates, sells, leases, and services low pressure natural gas wellhead compressors. Compressco has been involved in the oil and gas services industry since 1990. Compressco’s patented design compressor equipment and experienced personnel assist oil and gas operators in increasing daily produced volumes and extending the productive lives of low volume or marginal gas and oil wells. Compressco’s fleet of GasJack® units totaled 2,595 as of December 31, 2006, of which 2,297 units were in service, representing an increase in the number of units in service of approximately 27% from the prior year.

The GasJack compressor utilizes a 460 cubic inch V-8 engine, modified such that one bank of four cylinders uses natural gas from the well to power the other bank of four cylinders to provide compression. Compressco leases these compressor units to its customers, primarily on a month to month basis, or sells them. Compressco services its leased compressor fleet, as well as provides maintenance service on sold units, through a staff of mobile field technicians, who are based throughout Compressco’s market areas.

The process services group of the Production Enhancement Division applies a variety of technologies to separate oily residuals — mixtures of hydrocarbons, water and solids — into their components. The group provides its oil recovery and residuals separation and recycling services primarily to the petroleum refining market in the United States. This group utilizes various liquid/solid separation technologies, including a proprietary high temperature thermal desorption and recovery technology, hydrocyclones, centrifuges, and filter presses. Oil is recycled for productive use, water is recycled or disposed of, and organic solids are recycled. Inorganic solids are treated to become inert, nonhazardous materials. The Division typically builds, owns, and operates fixed systems that are located on its customers’ sites, providing these services under long-term contracts.

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

The Division manufactures calcium chloride from a reaction of hydrochloric acid and limestone, or from natural brine reserves. The Division also purchases calcium chloride from a number of chemical manufacturers. Some of the Division’s primary sources of hydrochloric acid are chemical co-product streams obtained from chemical manufacturers. The Company has written agreements with those chemical companies regarding the supply of hydrochloric acid or calcium chloride. In October 2005, one of the Division’s main raw material suppliers announced that it had permanently ceased production from its TDI plant in Lake Charles, Louisiana. This plant supplied feedstock to the Division’s Lake Charles calcium chloride manufacturing facility. The Company has replaced a large portion of this supply through the use of a variety of alternative sources, allowing its Lake Charles facility to continue to produce calcium chloride, although production levels are lower than pre-October 2005 levels. The Company also produces calcium chloride through evaporation at its two plants in San Bernardino County, California from underground brine reserves. These brines are deemed adequate to supply the Company’s foreseeable need for calcium chloride in that market area. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. The Company uses a proprietary process that permits the use of less expensive limestone, while maintaining end-use product quality. The Company purchases limestone from several different sources. Currently, hydrochloric acid and limestone are generally available from multiple sources. In addition, the Company purchases liquid calcium chloride from a Delfzijl, Netherlands plant owned by a joint venture in which the Company has a 50% ownership interest.

To supplement its existing production capacity, it is anticipated that in late 2007 the Division will begin development of a new calcium chloride manufacturing plant to be constructed on land purchased from and adjacent to the Chemtura Corporation (Chemtura) central bromine plant, located near El Dorado, Arkansas. This new plant, which is being designed to produce liquid and flake calcium chloride, along with other co-products such as magnesium hydroxide and sodium chloride, is expected to help the Division reduce its dependence on third party suppliers. Construction of the new El Dorado calcium chloride plant is expected to be completed in late 2009.

To produce calcium bromide, zinc bromide, and zinc calcium bromide at its West Memphis, Arkansas facility, the Company uses primarily bromine and various sources of zinc raw materials and lime. The Company uses proprietary and patented processes that permit the use of cost-advantaged raw materials, while maintaining high product quality. There are multiple sources of zinc that the Company can use in the production of zinc bromide. In December 2006, the Company entered into a long-term supply agreement with Chemtura, whereby the Division will purchase its requirements of raw material bromine from Chemtura’s Arkansas bromine facilities. In addition, Chemtura will supply the Division’s new El Dorado calcium chloride plant with tail brine from its Arkansas facilities following bromine extraction. The Company has terminated a previous long-term supply agreement for calcium bromide; however, as part of such termination, it has agreed to meet certain purchase requirements.

The Company also owns a calcium bromide manufacturing plant near Magnolia, Arkansas that was constructed in 1985. This plant was acquired in 1988 and is not operable. The Company currently has approximately 33,000 gross acres of bromine-containing brine reserves under lease in the vicinity of this plant. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. The Company believes it has sufficient brine reserves under lease to operate a world-scale bromine facility for 25 to 30 years. Development of the brine field, construction of necessary pipelines and reconfiguration of the plant would take in excess of one year and require a substantial investment of additional capital. The Company’s plans to develop its Magnolia, Arkansas brine reserves, which were announced in early 2006, were supplanted by the execution of the Chemtura bromine supply agreement discussed above, which provides the Division with an immediate supply of bromine to support its operations. The Company does, however, continue to evaluate its strategy related to the Magnolia, Arkansas assets and their future development. Chemtura holds certain rights to participate in the development of the Magnolia, Arkansas assets.

The Company’s Production Enhancement Division, through its Compressco operation, designs and fabricates natural gas wellhead compressors for lease or sale to its customers. All of its compressor models share many components which are obtained from a single source or a limited group of suppliers.

Market Overview and Competition

Fluids Division

The Fluids Division sells CBFs, drilling and completion fluid systems, additives, and related products and services to major oil and gas exploration and production companies, onshore and offshore, in the United States and worldwide. The Company also sells sodium bromide into the industrial water treatment markets as a biocide under the BioRid® trade name. Current areas of market presence include the U.S. onshore Gulf Coast, the U.S. Gulf of Mexico, the North Sea, Mexico, South America, the Far East, Europe, the Middle East, and West Africa. In December 2006, the Division made the decision to dispose of it Venezuelan fluids operations, due to several factors including the changing political climate in that country. The Division’s principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Halliburton Company; M-I L.L.C., a joint venture between Smith International, Inc. and Schlumberger Limited; and BJ Services Company. This market is highly competitive and competition is based primarily on service, availability and price. Although all competitors provide fluid handling, filtration, and recycling services, the Company believes that its historical focus on providing these and other value-added services to its customers has enabled it to compete successfully. Major customers of the Fluids Division include Anadarko, Chevron, Devon, Dominion Resources, EOG Resources, Halliburton Company, LLOG Exploration, Newfield Exploration Company, Nippon Oil Exploration, and Shell Oil. The Division also sells its products through various distributors worldwide.

The Company's liquid and dry calcium chloride products have a wide range of uses outside the energy industry. The non-energy market segments to which the Company's products are marketed include agricultural, industrial, governmental, mining, janitorial, construction, pharmaceutical, and food processing. These products promote snow and ice melt, dust control, cement curing, food processing, dehumidification, and road stabilization and are also used as a source of calcium nutrients to improve agricultural yields in many regions of the United States. Most of these markets are highly competitive. The Division’s TCE operations based in Kokkola, Finland permit it to market its calcium chloride products to certain European markets. The Company’s major competitors in the calcium chloride market include Dow Chemical Company and Industrial del Alkali in North America, and Brunner Mond, Solvay, and NedMag in Europe.

WA&D Division

The Division’s WA&D Services operation provides well abandonment and decommissioning services offshore, primarily in the U.S. Gulf of Mexico and in the inland waters and onshore in Texas and Louisiana. Long-term demand for the services of the WA&D Division is predominately driven by the maturity and decline of producing fields in the Gulf of Mexico, aging platform infrastructure, storm damage, and government regulations. In the market areas in which the Company currently competes, regulations generally require wells to be plugged, offshore platforms decommissioned, pipelines abandoned, and the well site cleared within twelve months after an oil or gas lease expires. The maturity and decline of Gulf of Mexico producing fields has, over time, caused an increase in the number of wells to be plugged and abandoned and platforms and pipelines to be decommissioned. Current and projected demand for abandonment and decommissioning services has also been affected by recent hurricane activity in the Gulf of Mexico, particularly during 2005, which destroyed or caused significant damage to a large number of offshore platforms. The Division has developed specialized equipment and engineering expertise to provide such services to customers whose offshore wells and production platforms were toppled, destroyed, or heavily damaged by such storms. The threat of future storm activity, combined with an increase in related insurance costs, has also accelerated the abandonment and decommissioning plans of many offshore operators. Offshore platform decommissioning activities in the Gulf of Mexico have historically been highly seasonal, with the majority of such operations performed during the months of April through October when weather conditions are most favorable. Critical factors required to participate in the current market include among other factors: having an adequate fleet of the proper equipment to meet current market demand and conditions; having qualified, experienced personnel; having technical expertise to address varying downhole, surface, and subsea conditions, particularly related to damaged wells and platforms; having the financial strength to ensure all abandonment and decommissioning obligations are satisfied; and having a comprehensive safety and environmental program. The Company believes its integrated service package and expanded vessel fleet satisfies these market requirements, allowing it to successfully compete.

The Division markets its services primarily to major oil and gas companies and independent operators. Major customers include Apache, ConocoPhillips, ExxonMobil, Forest Oil, Horizon Offshore, Mariner Energy, Neumin Production, Newfield Exploration, Pioneer, Shell Oil, Stone Energy, and W&T Offshore. These services are performed onshore primarily in Texas and Louisiana, in the Gulf Coast inland waters and offshore in the U.S. Gulf of Mexico. The Company’s principal competitors in the offshore and inland water markets are Global Industries, Ltd., Offshore Specialties, Inc., Helix Energy Solutions, Cal Dive International, Inc., Horizon Offshore, and Superior Energy Services, Inc. This market is highly competitive and competition is based primarily on service, equipment availability, safety record, and price. The Company’s ability to successfully bid its services can fluctuate from year to year.

The Division’s Maritech operation competes with a wide number of independent Gulf of Mexico operators for the acquisition of producing oil and gas properties. Maritech typically acquires oil and gas properties from major oil and gas companies as well as independent operators. Maritech’s ability to acquire producing oil and gas properties under acceptable terms is dependent on numerous factors, including oil and natural gas commodity prices, the age and condition of offshore production platforms, and the level of competition from other operators pursuing such properties. Maritech competes for the acquisition of producing properties with other companies also seeking to provide baseload support for their affiliated well abandonment and decommissioning service operations, such as Superior Energy Services, Inc.

Production Enhancement Division

The Production Enhancement Division provides production testing, wellhead compression and refinery processing services and products to its customers. Production testing services are provided primarily to the natural gas segment of the oil and gas industry. In certain gas producing basins, water, sand, and other abrasive materials will commonly accompany the initial production of natural gas, often under high pressures. The Division provides the equipment and qualified personnel to remove these impediments to production and to pressure test wells and wellhead equipment. The Division also provides certain production testing and laboratory testing services for oil producing properties.

The production testing market is highly competitive, and competition is based on availability of equipment and qualified personnel, as well as price, quality of service, and safety record. The Company believes its equipment maintenance program and operating procedures give it a competitive advantage in the marketplace. Competition in onshore markets is dominated by numerous small, privately owned operators. Schlumberger Limited and Expro International are major competitors in the U.S. offshore market and international markets. The Company’s customers include Anadarko, Cabot, Chesapeake, ConocoPhillips, Devon Energy, Dominion, El Paso Corporation, Encana Oil & Gas, Erskine Energy, Hunt Petroleum, SandRidge Energy, Newfield, Shell Oil, Valence Operating Co., W&T Offshore, PEMEX (the national oil company of Mexico), and Petrobras (the national oil company of Brazil).

The Division’s Compressco operations provide wellhead compression equipment and services primarily to operators of low volume or marginal gas and oil wells. Many mature gas fields in the United States are experiencing a loss of pressure and are requiring production enhancement at earlier stages to maintain production levels. Compressco’s core service areas are located primarily in the south central United States; however, Compressco also serves a wide variety of other geographic operating areas, including the mid-continent, mid-western, western, Rocky Mountain, and Gulf Coast regions of the United States and western Canada and Mexico. Compressco continues to seek opportunities to further expand its operations into other regions in the Western Hemisphere. Compressco’s competitors include Natural Gas Services, Hanover, Plains Machinery and other companies, many of which use a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. Compressco believes that its patented technology helps it to maintain a competitive position in the market which it serves. Compressco’s major customers include BP, Chesapeake, Devon, and ConocoPhillips.

The Division also provides oily residuals processing services to refineries concentrated primarily in Texas and Louisiana. Although U.S. refineries have alternative technologies and disposal systems available to them, the Company feels its competitive edge lies in its ability to apply its various liquid/solid separation technologies to provide an efficient processing alternative at competitive prices. The Division currently has major processing facilities at the following refineries: ExxonMobil – Baton Rouge, Louisiana; Hovensa – St. Croix, Virgin Islands; Valero and Motiva – Port Arthur, Texas; Lyondell-Citgo – Houston, Texas; ConocoPhillips – Borger, Texas; Valero – Memphis, Tennessee; and Citgo – Lake Charles, Louisiana. This Division’s major competitor in this market is Veolia Water North America.

Other Business Matters

Marketing and Distribution

The Fluids Division markets its CBF products and services domestically through its distribution facilities located principally in the Gulf Coast region of the United States. These facilities are in close proximity to both product supplies and customer concentrations. Since transportation costs can represent a large percentage of the total delivered cost of chemical products, particularly liquid chemicals, the Fluids Division believes that its strategic locations give it a competitive advantage over certain other suppliers of CBFs in the southern United States and California. In addition, the Fluids Division supplies CBFs to selected international markets including the United Kingdom and Norwegian sectors of the North Sea, Mexico, Brazil, West Africa, Europe, the Middle East, and the Far East.

Non-oilfield calcium chloride products are also marketed through the Division’s sales offices in California, Missouri, Pennsylvania, Texas, and Wyoming, as well as through a network of distributors located throughout the United States and northern and central Europe. In addition to shipping products directly from its production facilities in the United States and Europe, the Division has distribution facilities strategically located to provide efficient product distribution.

Backlog

The level of backlog is not indicative of the Company’s estimated future revenues, because a majority of the Company’s products and services either are not sold under long-term contracts or do not require long lead times to procure or deliver. The Company’s backlog consists of estimated future revenues associated with a portion of its well abandonment and decommissioning and process services businesses in the U.S. The estimated backlog for the well abandonment and decommissioning business consists primarily of the non-Maritech share of the well abandonment and decommissioning work associated with the oil and gas properties operated by Maritech. The Company’s estimated backlog on December 31, 2006 was $132.8 million, of which approximately $34.8 million is expected to be billed during 2007. This compares to an estimated backlog of $165.4 million at December 31, 2005.

Employees

As of December 31, 2006, the Company had 2,536 employees. None of the Company’s U.S. employees are presently covered by a collective bargaining agreement, other than the employees of the Company’s Lake Charles, Louisiana calcium chloride production facility who are represented by the United Steelworkers Union. The Company’s international employees are generally members of the various labor unions and associations common to the countries in which the Company operates. The Company believes that its relations with its employees are good.

Patents, Proprietary Technology and Trademarks

As of December 31, 2006, the Company owned or licensed twenty-four issued U.S. patents and had four patent applications pending in the United States. Internationally, the Company had eleven issued foreign patents and seven foreign patent applications pending. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2024. The Company has elected to maintain certain other internally developed technologies, know-how, and inventions as trade secrets. While the Company believes that the protection of its patents and trade secrets is important to its competitive positions in its businesses, the Company does not believe any one patent or trade secret is essential to the success of the Company.

It is the practice of the Company to enter into confidentiality agreements with key employees, consultants, and third parties to whom the Company discloses its confidential and proprietary information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of the Company’s trade secrets and expertise or that others may not independently develop similar trade secrets or expertise. Management of the Company believes, however, that it would require a substantial period of time, and substantial resources, to independently develop similar know-how or technology. As a policy, the Company uses all possible legal means to protect its patents, trade secrets, and other proprietary information.

The Company sells various products and services under a variety of trademarks and service marks, some of which are registered in the United States or certain foreign countries.

Safety, Health and Environmental Affairs Regulations

The Company is subject to various federal, state, local, and international laws and regulations relating to occupational health and safety and the environment, including regulations and permitting for air emissions, wastewater and storm-water discharges, the disposal of certain hazardous and nonhazardous wastes, and wetlands preservation. Failure to comply with these occupational health and safety and environmental laws and regulations or associated permits may result in the assessment of fines and penalties and the imposition of investigatory and remedial obligations.

With respect to the Company’s domestic operations, various environmental protection laws and regulations have been enacted and amended in the United States during the past three decades in response to public concerns pertaining to the environment. The U.S. operations of the Company and its customers are subject to these various evolving environmental laws and corresponding regulations. In the United States, these laws and regulations are enforced by the U.S. Environmental Protection Agency, the Minerals Management Service of the U.S. Department of the Interior (MMS), the U.S. Coast Guard and various other federal, state, and local environmental authorities. Similar laws and regulations, designed to protect the health and safety of the Company’s employees and visitors to its facilities, are enforced by the U.S. Occupational Safety and Health Administration and other state and local agencies and authorities. The Company must comply with the requirements of environmental laws and regulations applicable to its operations, including the Federal Water Pollution Control Act of 1972; the Resource Conservation and Recovery Act of 1976 (RCRA); the Clean Air Act of 1977; the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA); the Superfund Amendments and Reauthorization Act of 1986 (SARA); the Federal Insecticide, Fungicide, and Rodenticide Act of 1947 (FIFRA); the Hazardous Materials Transportation Act of 1975; and the Pollution Prevention Act of 1990.

The Company’s operations outside the United States are subject to various international governmental controls and restrictions pertaining to the environment, occupational health and safety, and other regulated activities in the countries in which the Company operates. The Company believes its operations are in substantial compliance with existing international governmental controls and regulations and that compliance with these international controls and regulations has not had a material adverse affect on operations.

At the Company’s production plants, the Company holds various permits regulating air emissions, wastewater and storm-water discharges, the disposal of certain hazardous and nonhazardous wastes, and wetlands preservation.

The Company believes that its manufacturing plants and other facilities are in general compliance with all applicable environmental and health and safety laws and regulations. Since its inception, the Company has not had a history of any significant fines or claims in connection with environmental or health and safety matters. However, risks of substantial costs and liabilities are inherent in certain plant and service operations and in the development and handling of certain products and equipment produced or used at the Company's plants, well locations and worksites. Because of these risks, there can be no assurance that significant costs and liabilities will not be incurred in the future. Changes in environmental and health and safety regulations could subject the Company to more rigorous standards. The Company cannot predict the extent to which its operations may be affected by future regulatory and enforcement policies.

Item 1A. Risk Factors.

Forward Looking Statements

Certain information included in this report, other materials filed or to be filed with the SEC, as well as information included in oral statements or other written statement made or to be made by us contain or incorporate by reference certain statements (other than statements of historical fact) that constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When used herein, the words “budget,” “budgeted,” “assumes,” “should,” “goal,” “anticipates,” “expects,” “believes,” “seeks,” “plans,” “intends,” “projects” or “targets” and similar expressions that convey the uncertainty of future events or outcomes are intended to identify forward-looking statements. Where any forward-looking statement includes a statement of the assumptions or bases underlying such forward-looking statement, we caution that while we believe these assumptions or bases to be reasonable and to be made in good faith, assumed facts or bases almost always vary from actual results, and the difference between assumed facts or bases and actual results could be material, depending on the circumstances. It is important to note that actual results could differ materially from those projected by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following: activity levels for oil and gas drilling, completion, workover, production and abandonment activities; volatility of oil and gas prices; foreign currency risks; operating risks inherent in oil and gas production; weather; our ability to implement our business strategy; uncertainties about estimates of reserves; environmental risks; estimates of hurricane repair costs; and risks related to our foreign operations. All such forward-looking statements in this document are expressly qualified in their entirety by the cautionary statements in this paragraph, and we undertake no obligation to publicly update or revise any forward-looking statements.

Certain Business Risks

We have identified the following important risk factors, which could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecasted, or estimated by us in this report.

Market Risks:

Our operations are materially dependent on levels of oil and gas well drilling, completion, workover, production, and abandonment activities, both in the United States and internationally.

Activity levels for oil and gas drilling, completion, workover, production and abandonment are affected both by short-term and long-term trends in oil and gas prices and supply and demand balance, among other factors. Oil and gas prices and, therefore, the levels of well drilling, completion, workover and production activities, tend to fluctuate. Worldwide military, political, and economic events, including initiatives by the Organization of Petroleum Exporting Countries and increasing demand in other large world economies, have contributed to, and are likely to continue to contribute to, price volatility. In addition, a prolonged slowdown of the U.S. and/or world economy may contribute to an eventual downward trend in the demand and, correspondingly, the price of oil and natural gas. The development of additional competing non-oil and gas energy supplies, efforts to improve energy conservation, and improvements in the energy efficiency of plants, equipment, and devices may also reduce oil and gas consumption.

Other factors affecting our operating activity levels include the cost of exploring for and producing oil and gas, the discovery rate of new oil and gas reserves, and the remaining recoverable reserves in the basins in which we operate. A large concentration of our operating activities is located in the onshore and offshore region of the U.S. Gulf of Mexico. Our revenues and profitability are particularly dependent upon oil and gas industry activity and spending levels in the Gulf of Mexico region. Our operations may also be affected by technological advances, interest rates and cost of capital, tax policies, and overall worldwide economic activity. Adverse changes in any of these other factors may depress the levels of well drilling, completion, workover and production activity and result in a corresponding decline in the demand for our products and services and, therefore, have a material adverse effect on our revenues and profitability.

Our oil and gas revenues and cash flows are subject to commodity price risk.

Our revenues from oil and gas production are increasing significantly. Therefore, we have increased market risk exposure in the pricing applicable to our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and this price volatility is expected to continue. Significant declines in prices for oil and natural gas could have a material effect on our results of operations and quantities of reserves recoverable on an economic basis. Our risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a portion of our oil and gas production. We are exposed to the volatility of oil and gas prices for the portion of our oil and gas production that is not hedged.

Profitability of our operations is dependent on numerous factors beyond our control.

Our operating results in general, and gross margin in particular, are functions of market conditions and the product and service mix sold in any period. Other factors, such as unit volumes, heightened price competition, changes in sales and distribution channels, availability of skilled labor and contract services, shortages in raw materials due to untimely supplies or ability to obtain supplies at reasonable prices may also continue to affect the cost of sales and the fluctuation of gross margin in future periods.

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

We sell a variety of CBFs, including brominated CBFs, such as calcium bromide, zinc bromide, sodium bromide, and other brominated products, some of which we manufacture and some of which are purchased from third parties. We also sell calcium chloride, as a CBF for use in oil and gas wells and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to our revenues. In our manufacture of calcium chloride, we use hydrochloric acid and other raw materials purchased from third parties. During 2005, one of our main suppliers announced that it had permanently ceased production of a raw material used in our manufacture of calcium chloride, which has resulted in the decreased production output at our Lake Charles calcium chloride plant. In our manufacture of brominated products, we use bromine, hydrobromic acid, and other raw materials, including various forms of zinc, that are purchased from third parties. We also acquire brominated products from several third party suppliers. If we are unable to acquire the brominated products, bromine, hydrobromic or hydrochloric acid, zinc, or any other raw material supplies at reasonable prices for a prolonged period, our business could be materially and adversely affected.

Some of the well abandonment and decommissioning services performed by our WA&D Division require the use of vessels and services which must be provided by third parties. We lease equipment and obtain services from certain providers, but these are subject to availability at reasonable prices.

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

The operations of certain of our subsidiaries are exposed to fluctuations between the U.S. dollar and certain foreign currencies. Our plans to grow our international operations could cause this exposure from fluctuating currencies to increase. In September 2004, related to the acquisition of our European calcium chloride assets, we entered into long-term Euro-denominated borrowings, as we believe such borrowings provide a natural currency hedge for our Euro-based operating activities. Historically, exchange rates of foreign currencies have fluctuated significantly compared to the U.S. dollar, and this exchange rate volatility is expected to continue. Significant fluctuations in foreign currencies against the U.S. dollar could adversely affect our balance sheet and results of operations.

We are exposed to interest rate risk with regard to a portion of our outstanding indebtedness.

As of December 31, 2006, $154.2 million of our outstanding long-term debt consists of floating rate loans, which bear interest at an agreed upon percentage rate spread above LIBOR. Accordingly, our cash flows and results of operations are subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Operating Risks:

We may incur well intervention and platform debris removal costs as a result of 2005 hurricanes that are not covered under our insurance policies.

We incurred significant damage to certain of our assets during the third quarter of 2005 as a result of Hurricanes Katrina and Rita. In particular, our Maritech subsidiary suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms and one of its production facilities were completely destroyed. A majority of our damaged assets, with the exception of the destroyed Maritech assets, have been repaired or are in the final stages of being repaired, and have resumed operation. With regard to the destroyed offshore platforms, well intervention work on certain wells associated with two of the destroyed platforms continued throughout most of 2006, and as of December 31, 2006, approximately $40.5 million of well intervention costs have been incurred, approximately $12.6 million has been reimbursed to us pursuant to our applicable insurance policies, and approximately $27.9 million is included in accounts receivable to be reimbursed. Wells associated with the third destroyed platform are currently still being assessed. Such damage assessment, well intervention, and subsequent debris removal efforts will continue into 2007 and beyond. The timing of the collection of future reimbursements of covered well intervention or removal of debris costs is beyond our control, and may result in a significant usage of our working capital until such reimbursements are received.

Once completed, we expect that total storm related well intervention, debris removal, and other costs associated with the three destroyed Maritech platforms will total approximately $72 to $96 million. The portion of this estimate related to well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to our applicable insurance policy. Accordingly, during 2006, we increased Maritech’s decommissioning liabilities associated with the three destroyed platforms by approximately $11.2 million for well intervention costs expected to be incurred in excess of maximum coverage amounts, and approximately $5.2 million was charged to operating expense primarily as a result of this increase. In addition, our insurance claims adjuster has advised that the underwriters do not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells will qualify as covered costs, and the underwriters have questioned whether certain well intervention costs that have been incurred are covered under the policy. If a significant amount of well intervention costs incurred are not covered pursuant to our insurance policy, or if we incur total well intervention costs in excess of our estimates, our working capital and results of operations could be adversely affected.

We have received from underwriters the advance payment of an amount equal to the policy limit for removal of debris associated with the three destroyed platforms. In June 2006, the underwriters questioned whether there is additional coverage provided for the cost of the removal of these platforms in excess of the policy limit under an endorsement we obtained in August 2005. The endorsement provides additional coverage for debris removal and other costs up to a maximum limit of $20 million per storm. We have provided additional requested documentation to the underwriters’ claims adjusters to support the coverage under this endorsement. While we have yet to incur costs for the removal of the destroyed platforms, these costs, as well as other costs covered under the endorsement, could equal or possibly exceed the policy maximum limit under the endorsement. If all or a portion of these costs are not reimbursed, or if the total debris removal and other costs exceed the policy maximum, our working capital and results of operations could be adversely affected.

Our operations involve significant operating risks, and insurance coverage may not be available or cost effective.

We are subject to operating hazards normally associated with the oilfield service industry and offshore oil and gas production operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and environmental accidents. Environmental accidents could include, but are not limited to oil spills, gas leaks or ruptures, uncontrollable flows of oil, gas or well fluids, or other discharges of toxic gases or other pollutants. We are particularly susceptible to adverse weather conditions in the Gulf of Mexico, including hurricanes and other extreme weather conditions. Damage caused by high winds and turbulent seas could potentially cause us to curtail both service and production operations for significant periods of time until damage can be assessed and repaired. Moreover, even if we do not experience direct damage from these storms, we may experience disruptions in our operations because customers may curtail their development activities due to damage to their platforms, pipelines, and other related facilities.

These hazards also include injuries to employees and third parties during the performance of our operations. Our operation of marine vessels, heavy equipment, and offshore production platforms involves a particularly high level of risk. In addition, certain of our employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act and general maritime law. These laws make the liability limits established by state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages for job-related injuries. Whenever possible, we obtain agreements from customers and suppliers that limit our exposure. However, the occurrence of certain operating hazards, including storms, could result in substantial losses to us due to injury or loss of life, damage to or destruction of property and equipment, pollution or environmental damage, and suspension of operations.

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

Following the hurricanes in the Gulf of Mexico region during the third quarter of 2005, the cost of the insurance coverage we have typically purchased in the past increased dramatically. Current coverage premiums now cost several times more than they did historically, particularly for offshore oil and gas production operations. Insurance coverage with favorable deductible and maximum coverage amounts may not be available in the market, or its cost may not be justifiable. Our insurance coverage today includes higher deductibles and lower maximum coverage limits than in prior years. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the continued availability of insurance, or its availability at premium levels that justify its purchase.

Our operations, particularly those conducted offshore, are seasonal and depend, in part, on weather conditions.

The WA&D Division has historically enjoyed its highest vessel utilization rates during the period from April to October, when weather conditions are more favorable for offshore activities, and has experienced its lowest utilization rates in the period from November to March. This Division, under certain turnkey and other contracts, may bear the risk of delays caused by adverse weather conditions. Storms can also cause our oil and gas producing properties to be shut-in. In addition, demand for other products and services we provide are subject to seasonal fluctuations, due in part to weather conditions that cannot be predicted. Accordingly, our operating results may vary from quarter to quarter depending on weather conditions in applicable areas of the United States and in international regions.

We could incur losses on well abandonment and decommissioning projects.

Due to competitive market conditions, a portion of our well abandonment and decommissioning projects may be performed on a turnkey, modified turnkey, or fixed price dayrate basis, where defined work is delivered for a fixed price and extra work, which is subject to customer approval, is charged separately. The revenue, cost, and gross profit realized on these types of contracts can vary from the estimated amount because of changes in offshore conditions, increases in the scope of site clearance efforts required, labor and equipment availability, cost and productivity levels, and the performance level of other contractors. In addition, unanticipated events such as accidents, work delays, significant changes in the condition of platforms or wells, downhole problems, environmental and other technical issues could result in significant losses on these types of projects. These variations and risks may result in us experiencing reduced profitability or losses on these types of projects or on well abandonment and decommissioning work for our Maritech subsidiary.

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

We plan to grow both in the United States and in foreign countries. We have established operations in, among other countries, the United Kingdom, Norway, Finland, Sweden, Canada, Mexico, Brazil, and Nigeria and have entered into joint ventures in Saudi Arabia and The Netherlands. Foreign operations carry special risks. Our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

• government controls;

• import and export license requirements;

• political, social or economic instability, particularly in Nigeria and Venezuela;

• trade restrictions;

• changes in tariffs and taxes;

• restrictions on repatriating foreign profits back to the United States; and

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

In conjunction with our purchase of oil and gas properties, we perform detailed due diligence review processes that we believe are consistent with industry practices. These acquired properties are generally in the later stages of their economic lives and require a thorough review of the expected cash flows acquired along with the associated abandonment obligations. The process of estimating natural gas and oil reserves is complex, requiring significant decisions and assumptions to be made in evaluating the available geological, geophysical, engineering, and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses, and quantities of recoverable natural gas and oil reserves may vary substantially from those initially estimated by us. Also, in conjunction with the purchase of certain oil and gas properties, we have assumed our proportionate share of the related well abandonment and decommissioning liabilities after performing detailed estimating procedures, analysis, and engineering studies. If actual costs of abandonment and decommissioning are materially greater than original estimates, such additional costs could have an adverse effect on earnings.

Our success depends upon the continued contributions of our personnel, many of whom would be difficult to replace, and the continued ability to attract new employees.

Our success will depend on our ability to attract and retain skilled employees. The delivery of our products and services require personnel with specialized skills and experience. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled workers in the Gulf Coast region is high, and the supply is limited. Changes in personnel, therefore, could adversely affect operating results.

Financial Risks:

We have significant long-term debt outstanding.

As of December 31, 2006, our long-term debt outstanding has increased to approximately $336.4 million, and as of February 28, 2007, this amount was approximately $301.3 million. Additional growth could result in increased debt levels in order to support our capital expenditure needs or acquisition activities. Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions. Our long-term debt agreements contain customary covenants and other restrictions and requirements. In addition, the agreements require us to maintain certain financial ratio requirements. Significant deterioration of these ratios could result in a default under the agreements. The agreements also include cross-default provisions relating to any other indebtedness we have that is greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the long-term debt agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

Certain of our businesses are exposed to significant credit risks.

The Company faces concentrations of credit risk associated with its significant amounts of accounts receivable with companies in the energy industry. Many of its customers, particularly those associated with its onshore operations, may be small to medium sized oil and gas operating companies who may be susceptible to fluctuating oil and gas commodity prices or generally increased operating expenses. The Company’s ability to collect from its customers may be impacted by adverse changes in the energy industry.

Maritech purchases interests in certain end-of-life oil and gas properties in connection with the operations of our WA&D Division. As the owner and operator of these interests, Maritech is liable for the proper abandonment and decommissioning of the wells, platforms, pipelines and the site clearance related to these properties. We have guaranteed a portion of the abandonment and decommissioning liabilities of Maritech. In certain instances, Maritech is entitled to be paid in the future for all or a portion of these obligations by the previous owner of the property once the liability is satisfied. We and Maritech are subject to the risk that the previous owner(s) will be unable to make these future payments. We and Maritech attempt to minimize this risk by analyzing the creditworthiness of the previous owner(s), and others who may be legally obligated to pay in the event the previous owner(s) are unable to do so, and obtaining guarantees, bonds, letters of credit, or other forms of security when they are deemed necessary. In addition, if Maritech acquires less than 100% of the working interest in a property, its co-owners are responsible for the payment of their portions of the associated operating expenses and abandonment liabilities. However, if one or more co-owners do not pay their portions, Maritech and any other nondefaulting co-owners may be liable for the defaulted amount. If any required payment is not made by a previous owner or a co-owner and any security is not sufficient to cover the required payment, we could suffer material losses.

Maritech’s estimates of its oil and gas reserves and related future cash flows may be significantly incorrect.

Maritech’s estimates of oil and gas reserve information are prepared in accordance with Rule 4-10 of Regulation S-X, and reflect only estimates of the accumulation of oil and gas and the economic recoverability of those volumes. Maritech’s future production, revenues and expenditures with respect to such oil and gas reserves will likely be different from estimates, and any material differences may negatively affect our business, financial condition, and results of operations. As a result, Maritech has experienced and may continue to experience significant revisions to its reserve estimates.

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

The estimated discounted future net cash flows described in this Annual Report for the year ended December 31, 2006 should not be considered as the current market value of the estimated oil and gas proved reserves attributable to Maritech’s properties. Such estimates are based on prices and costs as of the date of the estimate, in accordance with SEC requirements, while future prices and costs may be materially higher or lower. The SEC requires that we report our oil and natural gas reserves using the price as of the last day of the year. Using lower values in forecasting reserves will result in a shorter life being given to producing oil and natural gas properties because such properties, as their production levels are estimated to decline, will reach an uneconomic limit, with lower prices, at an earlier date. There can be no assurance that a decrease in oil and gas prices or other differences in Maritech’s estimates of its reserves will not adversely affect our financial position or results of operations.

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

Legal/Regulatory Risks:

Our operations are subject to extensive and evolving U.S. and foreign federal, state and local laws and regulatory requirements that increase our operating costs and expose us to potential fines, penalties, and litigation.

Laws and regulations strictly govern our operations relating to: corporate governance, environmental affairs, health and safety, waste management, and the manufacture, storage, handling, transportation, use, and sale of chemical products. Our operation and decommissioning of offshore properties are also subject to and affected by various types of government regulation, including numerous federal and state environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly expensive. Governmental authorities have the power to enforce compliance with these regulations, and violators are subject to civil and criminal penalties, including civil fines, injunctions, or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations and enforcement policies could result in substantial costs and liabilities to us and could subject our handling, manufacture, use, reuse, or disposal of substances or pollutants to increased scrutiny.

A large portion of Maritech’s oil and gas operations are conducted on federal leases that are administered by the MMS and are required to comply with the regulations and order promulgated by the MMS under the Outer Continental Shelf Lands Act. MMS regulations also establish construction requirements for production facilities located on federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Under limited circumstances, the MMS could require us to suspend or terminate our operations on a federal lease. The MMS also establishes the basis for royalty payments due under federal oil and natural gas leases through regulations issued under applicable statutory authority.

Our business exposes us to risks such as the potential for harmful substances escaping into the environment and causing damages or injuries, which could be substantial. Although we maintain general liability and pollution liability insurance, these policies are subject to coverage limits. We maintain limited environmental liability insurance covering named locations and environmental risks associated with contract services for oil and gas operations, refinery waste treatment operations, and for oil and gas producing properties. The extent of this coverage is consistent with our other insurance programs. We could be materially and adversely affected by an enforcement proceeding or a claim that is not covered or is only partially covered by insurance.

In addition to increasing our risk of environmental liability, the rigorous enforcement of environmental laws and regulations has accelerated the growth of some of the markets we serve. Decreased regulation and enforcement in the future could materially and adversely affect the demand for the types of systems offered by our process services operations and the services offered by our well abandonment and decommissioning operations and, therefore, materially and adversely affect our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company’s properties consist primarily of chemical plants, processing plants, distribution facilities, barge rigs, heavy lift and dive support vessels, well abandonment and decommissioning equipment, oil and gas properties, flowback testing equipment, and compression equipment. The following information describes facilities leased or owned by the Company as of December 31, 2006. The Company believes its facilities are adequate for its present needs.

Fluids Division. Fluids Division facilities include seven chemical production plants located in the states of Arkansas, California, Louisiana, and West Virginia, and the country of Finland. The total manufacturing area of these plants, excluding the two California locations, is approximately 496,000 square feet. The two California locations contain 29 square miles of acreage containing solar evaporation ponds and leased mineral acreage. In addition, the Fluids Division owns and leases brine mineral reserves in Arkansas, which may be used to produce bromine, calcium chloride and sodium chloride.

In addition to the above production plant facilities, the Fluids Division owns or leases thirty-one service center facilities, eighteen domestically and thirteen internationally. The Fluids Division also leases eight offices and thirty terminal locations, twenty throughout the United States and ten internationally.

WA&D Division. The WA&D Division conducts its operations through eight offices and service facility locations (seven of which are leased) located in Texas and Louisiana. In addition, the WA&D Services segment owns or leases the following fleet of vessels which it uses in performing its well abandonment, decommissioning and contract diving operations:

TETRA Arapaho	Heavy lift derrick barge with 800-ton capacity crane
TETRA DB-1	Heavy lift derrick barge with 615-ton capacity crane
TETRA Southern Hercules	Four point anchor spread with 150-ton capacity crane
Olympic Orion	Leased dynamic positioning vessel with 150-ton capacity crane
Maersk Achiever	Leased dynamic positioning vessel with 250-ton capacity crane
Epic Diver	220 foot dive support vessel with saturation diving system
Epic Explorer	210 foot dive support vessel with saturation diving system
Epic Seahorse	210 foot dive support vessel
Epic Mariner	110 foot dive support vessel
Epic Pioneer	110 foot dive support vessel
Epic Endeavor	100 foot utility vessel

See below for a discussion of the WA&D Division’s oil and gas property assets.

Production Enhancement Division. Production Enhancement Division facilities include sixteen production testing distribution facilities (fifteen of which are leased) in Texas, New Mexico, and Louisiana and in Brazil, Mexico, and Saudi Arabia. The Division’s eight process services facilities are located in Texas, Louisiana, Tennessee and the Virgin Islands. Compressco’s facilities include a fabrication and headquarters facility in Oklahoma, a leased fabrication facility in Alberta, Canada, a leased service facility in New Mexico, and six sales offices in Oklahoma, Texas, Colorado, New Mexico, Louisiana, and Canada.

Corporate. The Company’s headquarters are located in The Woodlands, Texas, where it leases approximately 105,000 square feet of office space. The Company also owns 2.635 acres of land adjacent to its headquarters location. In addition, the Company owns a 20,000 square foot technical facility to service its Fluids Division and process services operations.

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

Oil and Gas Reserves. The following table sets forth information with respect to the Company’s estimated proved reserves as of December 31, 2006. The standardized measure of discounted future net cash flows attributable to oil and gas reserves was prepared by the Company using constant prices as of the calculation date, net of future income taxes, discounted at 10% per annum. Reserve information is prepared in accordance with guidelines established by the SEC. A majority of Maritech’s reserves were estimated by Ryder Scott Company, L.P., independent petroleum engineers. All of Maritech’s reserves are located in U.S. state and federal offshore waters in the Gulf of Mexico region and onshore Louisiana.

December 31, 2006

Estimated proved reserves:
Natural gas (Mcf)	39,738,000
Oil (Bbls)	8,829,000

Standardized measure of discounted future net cash flows	$186,090,000

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

Production Information. The table below sets forth production, average sales price, and average production cost per unit of oil and gas produced during 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Production:
Natural gas (Mcf)	7,812,339	5,088,000	4,100,700
Oil (Bbls)	1,356,108	484,300	501,700

Revenues:
Natural gas	$81,271,000	$39,998,000	$24,373,000
Oil	82,828,000	22,878,000	15,611,000
Total	$164,099,000	$62,876,000	$39,984,000

Average unit prices and costs:
Natural gas (per Mcf)	$10.40	$7.86	$5.94
Oil (per Bbl)	$61.08	$47.24	$31.12

Production cost per equivalent Mcf	$3.78	$4.54	$2.83
Amortization cost per equivalent Mcf	$2.42	$1.86	$1.26

The 2005 production cost per equivalent Mcf was increased due to the impact of hurricanes, which resulted in significant properties being shut-in during the last four months of 2005.

Acreage and Wells. At December 31, 2006, Maritech owned interests in the following oil and gas wells and acreage:

	Active Gross Wells		Active Net Wells		Developed Acreage		Undeveloped Acreage
State/Area	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Louisiana Onshore	20	–	1.23	–	367	23	–	–
Louisiana Offshore	69	30	69.00	29.08	12,444	10,368	–	–
Texas Offshore	–	3	–	2.05	10,064	3,501	–	–
Federal Offshore	66	116	34.23	65.36	378,706	204,246	36,552	20,215

Total	155	149	104.46	96.49	401,581	218,138	36,552	20,215

Drilling Activity. Maritech participated in the drilling of 10 gross productive wells (6.75 net wells) during 2006. Maritech participated in the drilling of 13 gross productive development wells (4.4 net wells) during 2005. Maritech participated in the drilling of 4 gross productive development wells (1.1 net wells) during 2004. As of December 31, 2006 there were 3 additional wells (1.33 net wells) in the process of being drilled, one of which was subsequently determined to be unproductive.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities.

Price Range of Common Stock

The Company’s common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of February 23, 2007, there were approximately 7,437 holders of record of the common stock. The following table sets forth the high and low sale prices of the common stock for each calendar quarter in the two years ended December 31, 2006, as reported by the New York Stock Exchange and as adjusted for a 2-for-1 stock split, which was declared and effected in May 2006, and a 3-for-2 stock split, which was declared and effected in August 2005.

	High	Low
2006
First Quarter	$23.78	$15.71
Second Quarter	32.00	22.65
Third Quarter	30.87	21.74
Fourth Quarter	28.46	20.71
2005
First Quarter	$10.85	$8.17
Second Quarter	10.71	8.50
Third Quarter	15.64	10.51
Fourth Quarter	16.43	12.29

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of the Company’s common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Philadelphia Oil Service Sector Index, assuming $100 invested in each stock or index on December 31, 2001, all dividends reinvested, and a fiscal year ending December 31. This information shall be deemed furnished, and not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, as a result of this furnishing, except to the extent the Company specifically incorporates it by reference.

Dividend Policy

The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings to finance the growth and development of its business. Any payment of cash dividends in the future will depend upon the financial condition, capital requirements, and earnings of the Company as well as other factors the Board of Directors may deem relevant. The Company declared a dividend of one Preferred Stock Purchase Right per share of common stock to holders of record at the close of business on November 6, 1998. See “Note T – Stockholders’ Rights Plan” in the Notes to Consolidated Financial Statements attached hereto for a description of such Rights. In May 2006, the Company declared a 2-for-1 stock split, which was effected in the form of a stock dividend to all stockholders of record as of May 15, 2006. In August 2005, the Company declared a 3-for-2 stock split, which was effected in the form of a stock dividend to all stockholders of record as of August 19, 2005. See “Note K – Capital Stock” in the Notes to Consolidated Financial Statements attached hereto for a description of these stock splits. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources” for a discussion of potential restrictions on the Company’s ability to pay dividends.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2004, the Board of Directors of the Company authorized the repurchase of up to $20 million of its common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit. During 2004, the Company repurchased 210,000 shares of its common stock pursuant to the repurchase program at a cost of approximately $3.3 million. During 2005, the Company repurchased 130,950 shares of its common stock pursuant to the repurchase program at a cost of approximately $2.4 million. There were no repurchases made during 2006 pursuant to the repurchase program nor were any shares otherwise repurchased by the Company during the fourth quarter of 2006.

Item 6. Selected Financial Data.

The following tables set forth selected consolidated financial data of the Company for the years ended December 31, 2006, 2005, 2004, 2003, and 2002. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this report. Please read “Item 1A. Risk Factors” beginning on page 10 for a discussion of the material uncertainties which might cause the selected consolidated financial data not to be indicative of the Company’s future financial condition or results of operations. During 2006, the Company completed the acquisitions of the operations of Epic Divers, Inc., Beacon Resources, LLC, and a heavy lift barge. During 2005, the Company acquired certain producing oil and gas properties as part of its Maritech operations. During 2004, the Company completed the acquisitions of Compressco, Inc., the Kemira calcium chloride assets, and a heavy lift barge. These acquisitions significantly impact the comparison of the Company’s financial statements for 2006 to earlier years. In December 2006, the Company made the decision to discontinue its Venezuelan fluids and production testing operations. In addition, during 2003, the Company made the decision to discontinue the operations of Damp Rid, Inc. and its Norwegian process services operations, and during 2000, commenced its exit from the micronutrients business. Accordingly, the Company has reflected its Venezuelan operations, the operations of Damp Rid, Inc., the Company’s Norwegian process services operations and TETRA Micronutrients, Inc. as discontinued operations.

	Year Ended December 31,
	2006	2005		2004		2003		2002
	(In Thousands, Except Per Share Amounts)
Income Statement Data
Revenues	$784,868	$525,335		$349,998		$316,752	(1)	$236,254	(1)
Gross profit	259,001	129,379	(2)	77,020	(2,3)	70,542	(2,3)	52,574	(2,3)
Operating income	165,309	58,380		26,858		28,969		17,381
Interest expense	(13,642)	(6,310)		(1,962)		(524)		(2,885)
Interest income	348	330		286		212		241
Other income (expense), net	4,883	3,659		260		650		348
Income before discontinued operations and cumulative effect of accounting change	102,690	37,289		17,254		19,555		10,082
Net income	$101,878	$38,062		$17,699		$21,664		$8,899

Income per share, before discontinued operations and cumulative effect of accounting change (4)	$1.43	$0.54		$0.26		$0.30		$0.16
Average shares (4)	71,631	68,588		67,112		65,550		64,026

Income per diluted share, before discontinued operations and cumulative effect of accounting change (4)	$1.37	$0.52		$0.24		$0.28		$0.15
Average diluted shares (4)	74,824	72,137		71,199		69,016		67,030

(1) Revenues for these periods retroactively reflect the reclassification of certain product shipping and handling costs as costs of goods sold, which had previously been deducted from product sales revenues. The reclassified amounts were $7,686 for 2003 and $7,736 for 2002.

(2) Gross profit for these periods retroactively reflects the reclassification of certain billed operating costs as cost of revenues, which had previously been credited to general and administrative expense. The reclassified amounts were $1,113 for 2005; $360 for 2004; $291 for 2003; and $170 for 2002.

(3) Gross profit for these periods retroactively reflects the reclassification of certain depreciation, amortization and accretion costs as cost of revenues, which had previously been included in general and administrative expense. The reclassified amounts were $3,619 for 2004; $3,019 for 2003; and $1,366 for 2002.

(4) Net income per share and average share outstanding information reflects the retroactive impact of a 2-for-1 stock split as of May 15, 2006, and 3-for-2 stock splits as of August 19, 2005 and August 15, 2003. Each of the stock splits were effected in the form of a stock dividend as of the record dates.

	December 31,
	2006	2005	2004	2003	2002
	(In Thousands)
Balance Sheet Data
Working capital	$246,339	$116,834	$100,413	$94,667	$86,533
Total assets	1,086,190	726,850	508,988	309,599	308,817
Long-term debt	336,381	157,270	143,754	4	37,220
Decommissioning and other long-term liabilities	167,671	150,570	68,145	54,076	46,522
Stockholders' equity	420,380	284,147	236,181	210,769	184,152

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion is intended to analyze major elements of the Company’s consolidated financial statements and provide insight into important areas of management’s focus. This section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes included elsewhere in this annual report. The Company has accounted for the discontinuance or disposal of certain businesses as discontinued operations, and has adjusted prior period financial information to exclude these businesses from continuing operations.

Statements in the following discussion may include forward-looking statements. These forward-looking statements involve risks and uncertainties. See “Item 1A. Risk Factors,” for additional discussion of these factors and risks.

Business Overview

During 2006, the Company continued to execute its long-term growth strategy, resulting in unprecedented levels of consolidated assets, long-term debt, revenues and profitability. Funded by its operating cash flow and its increased borrowing capabilities, the Company expended significant capital to enhance and expand each of its operating segments, both through acquisitions and internal capital projects. The acquisition of the assets and operations of Epic Divers, Inc. and associated affiliate companies (Epic), a full service diving operation, allows the WA&D Division to diversify its service offerings and enhance its efficiency in performing its operations for customers. The WA&D Division also expanded its vessel fleet by purchasing, refurbishing, and leasing service vessels in order to meet the current high demand for its services in the Gulf of Mexico following the 2005 hurricane season. The WA&D Division’s Maritech Resources, Inc. subsidiary (Maritech) continued to invest in exploitation and development projects during 2006, designed to increase its operating cash flows. The Company consummated the acquisition of Beacon Resources, LLC (Beacon), a domestic production testing operation, to diversify its growing production testing operations. The Company intends to continue this growth strategy in 2007, with an expected capital expenditure program of approximately $200 million. Specific areas of planned investment include the continued growth of Compressco’s fleet of compressor equipment, the beginning of a multiyear Fluids Division development project to construct a new calcium chloride plant and expand its existing brominated fluids production facility, and the exploitation and development of additional Maritech properties. These capital expenditure plans are expected to be funded with operating cash flow and from additional borrowings under the Company’s expanded bank revolving credit facility.

Each of the 2006 acquisitions and capital projects contributed to the significant increase in the Company’s consolidated revenues (which increased 49.4% to $784.9 million) and gross profit (which increased 100.2% to $259.0 million) and positions the Company to further capitalize on future growth opportunities in the current market. The WA&D Services segment’s acquisition of Epic and the expansion of its vessel fleet contributed to a significant increase in its revenues, although profitability was impacted by weather related inefficiencies. The Company’s Production Enhancement Division reflected the growing demand for its products and services, particularly for its production testing operations. Maritech’s revenues increased dramatically as a result of increased production volumes from the significant producing property acquisitions during the prior year, as well as from strong commodity prices during 2006. Consolidated gross profit as a percentage of revenues increased to 33.0% during 2006, compared to 24.6% in the prior year, mainly due to the increased profitability of Maritech, which experienced significant storm repair downtime during the prior year immediately following its property acquisitions, and the Fluids Division, primarily due to increased product prices, a more favorable mix of higher-margin products and services, and the sale of lower cost inventory during the period.

Demand for the Company’s products and services depends primarily on activity in the oil and gas exploration and production industry, which is significantly affected by the level of capital expenditures for the exploration and production of oil and gas reserves and for the plugging and decommissioning of abandoned oil and gas properties. Industry expenditures for drilling, as indicated by onshore rig count statistics, have risen during the past five years and reflect the industry’s response to higher crude oil and natural gas pricing during this period. Continued strong demand is largely dependent on continued high commodity pricing, although the Company believes that there will also continue to be growth opportunities for the Company’s products and services in both the U.S. and international markets, supported primarily by:

• increases in technologically-driven deepwater gas well completions in the Gulf of Mexico;

• continued reservoir depletion in the U.S.;

• advancing age of offshore platforms in the Gulf of Mexico;

• increasing development of oil and gas reserves abroad; and

• storm damage to offshore production facilities in the Gulf of Mexico.

The Company’s Fluids Division generates revenues and cash flows by manufacturing and selling completion fluids and providing filtration and associated products and engineering services to domestic and international exploration and production companies worldwide. The demand for the Company’s products and services is particularly affected by drilling activity in the Gulf of Mexico, which has remained flat or decreased during the past several years due to the maturity of a majority of Gulf of Mexico producing fields. Somewhat offsetting this impact is the current industry trend for drilling deeper offshore gas prospects that generally require higher volumes and precisely-engineered brine solutions. The Fluids Division also provides certain liquid and dry calcium chloride products manufactured at its production facilities to a variety of markets outside the energy industry. Fluids Division revenues increased 10.5% during 2006 compared to the prior year, due to increased prices and service activity. Further growth by the Fluids Division is predicated on the availability of selected raw materials at acceptable cost levels and the ability of the Company to maintain acceptable sales margins. In late 2006, the Division executed an agreement for the favorable long-term supply for a key raw material, although the Division’s near term margins will be reduced due to higher inventory costs during the transition to this new favorable supply.

The WA&D Division consists of two operating segments: the WA&D Services and Maritech segments. WA&D Services generates revenues and cash flows by performing well plug and abandonment, pipeline and platform decommissioning, and removal and site clearance services for oil and gas companies. In addition, the segment provides diving, marine, engineering, electric wireline, workover, and drilling services. The segment’s services are marketed primarily in the Gulf Coast region of the U.S. including onshore, offshore and in inland waters. Long-term Gulf of Mexico platform decommissioning and well abandonment activity levels are driven primarily by MMS regulations and the age of producing fields and production platforms and structures. In the shorter term, activity levels are driven by the repair work required by the offshore industry following Hurricanes Katrina and Rita during 2005, oil and gas commodity prices, sales activity of mature oil and gas producing properties, and overall oil and gas company activity levels. Given the significant damage incurred by many offshore operators as a result of the 2005 hurricanes, many of the Division’s customers are escalating their well abandonment and decommissioning efforts due to the risks posed by future storms and the increased insurance costs associated with their offshore platforms and properties. WA&D Services revenues increased by 110.1% during 2006, primarily due to increased post-hurricane demand for well abandonment and decommissioning services, the Division’s increased capacity to perform those services, and from the March 2006 acquisition of Epic. Approximately 24.8% of the 2006 revenues generated by the WA&D Services segment were from work performed for Maritech, and were eliminated in consolidation.

The Maritech segment acquires, manages, develops, and exploits producing oil and gas properties and generates revenues and cash flows from the sale of the associated oil and natural gas production volumes. Through Maritech, the WA&D Division provides oil and gas companies with alternative ways of managing their well abandonment obligations, while effectively baseloading well abandonment and decommissioning work for the WA&D Services segment of the Division. During 2006, Maritech’s operations reflected significant production volumes and revenues from the oil and gas properties which it acquired in the third quarter of 2005, as well as the strong commodity price environment which prevailed for most of the year, as Maritech’s revenues increased by 157.6% compared to 2005. In addition, Maritech expended approximately $70.3 million on development and exploitation projects during 2006, mostly on properties acquired in 2005. A portion of Maritech’s increased production volumes during 2006 are attributed to the success of these efforts. Maritech expects that the new production volumes resulting from these successful development activities will also generate increased revenues and cash flows during 2007 compared to 2006, despite expected lower realized gas commodity prices. Most of the Maritech properties which were shut-in following the 2005 hurricanes have resumed production, although Maritech continues to perform and assess the well intervention and debris removal efforts associated with three offshore platforms that were destroyed in the storms. Maritech expects that substantially all of the approximately $95.7 million of platform repair and well intervention costs expended through December 31, 2006 will be reimbursed pursuant to the Company’s various insurance policies.

The Production Enhancement Division generates revenues and cash flows by performing flowback pressure and volume testing and providing low pressure wellhead compression equipment and other services for oil and gas producers. The primary testing markets served are in Texas, Louisiana, New Mexico, the U.S. Gulf of Mexico, Mexico, and Brazil. Compressco, the Division’s wellhead compression operation, markets its equipment and services principally in the mid-continent, mid-western, western, Rocky Mountain, and Gulf Coast regions of the United States as well as in western Canada and Mexico. The Production Enhancement Division also provides the technology and services required for separation and recycling of oily residuals generated from petroleum refining to oil refineries in the United States. The Division’s operations are generally driven by the demand for natural gas and oil and the resulting industry drilling and completion activities in the domestic and international markets which the Division serves. Production Enhancement Division revenues increased 44.3% in 2006 as compared to 2005, primarily due to the growth of the Division’s existing domestic production testing and Compressco operations, as well as from the March 2006 acquisition of Beacon, which expanded the Division’s production testing market territory into western Texas and eastern New Mexico. The Company anticipates continued growth in revenues and cash flows from the Division during 2007, as its domestic operations continue to grow as a result of increased industry activity, and as the Division continues to seek new domestic and international markets for its testing and Compressco operations.

Critical Accounting Policies and Estimates

In preparing our consolidated financial statements, we make assumptions, estimates and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectibility of accounts receivable, and the current cost of future abandonment and decommissioning obligations. “Note B – Summary of Significant Accounting Policies” to the Consolidated Financial Statements contains the accounting policies governing each of these matters. Our estimates are based on historical experience and on future expectations, which we believe are reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in our operating environment. Actual results are likely to differ from our current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

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

Oil and Gas Properties – Maritech accounts for its interests in oil and gas properties using the successful efforts method, whereby costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized, and costs related to unsuccessful exploratory wells are expensed as incurred. All capitalized costs are accumulated and recorded separately for each field, and are depleted on a unit-of-production basis, based on the estimated remaining proved oil and gas reserves of each field. The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, these estimates are inherently imprecise. Actual future production, cash flows, development expenditures, operating and abandonment expenses, and quantities of recoverable oil and gas reserves may vary substantially from those initially estimated by Maritech. Any significant variance in these assumptions could materially affect the estimated quantity and value of proved reserves. Maritech’s oil and gas properties are assessed for impairment in value whenever indicators become evident, with any impairment charged to expense. Maritech purchases oil and gas properties and assumes the associated well abandonment and decommissioning liabilities. The acquired oil and gas producing properties are recorded at a cost equal to the estimated fair value of the decommissioning liabilities assumed, adjusted by the amount of any cash or other consideration received or paid. Any significant differences in the actual amounts of oil and gas production cash flows produced or decommissioning costs incurred, compared to the estimated amounts recorded, will affect our anticipated profitability.

Decommissioning Liabilities – We estimate the third party market values (including an estimated profit) to plug and abandon the wells, decommission the pipelines and platforms and clear the sites, and use these estimates to record Maritech’s well abandonment and decommissioning liabilities, net of amounts allocable to joint interest owners and any contractual amount to be paid by the previous owners of the property (referred to as decommissioning liabilities). In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis, and engineering studies. Whenever practical, Maritech utilizes the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. Any profit earned by us in performing such abandonment and decommissioning operations on Maritech’s properties is recorded as the work is performed. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. Once a Maritech well abandonment and decommissioning project is performed, any remaining decommissioning liability in excess of the actual costs of the work performed is recorded as additional profit on the project and included in earnings in the period in which the project is completed. Conversely, actual costs in excess of the decommissioning liability are charged against earnings in the period in which the work is performed. We review the adequacy of our decommissioning liability whenever indicators suggest that either the amount or timing of the estimated cash flows underlying the liability have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities recorded, which, in turn, would increase the carrying values of the related properties.

Revenue Recognition – We generate revenue on certain well abandonment and decommissioning projects from billings under contracts, which are typically of short duration, that provide for either lump-sum turnkey charges or specific time, material, and equipment charges which are billed in accordance with the terms of such contracts. With regard to turnkey contracts, revenue is recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Total project revenue and cost estimates for turnkey contracts are reviewed periodically as work progresses, and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined.

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

Income Taxes – We provide for income taxes by taking into account the differences between the financial statement treatment and tax treatment of certain transactions. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires us to make certain estimates about our future operations. Changes in state, federal, and foreign tax laws, as well as changes in our financial condition, could affect these estimates.

Acquisition Purchase Price Allocations – The accounting for acquisitions of businesses using the purchase method requires the allocation of the purchase price based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. We have completed several acquisitions during the past several years and have accounted for the various assets (including intangible assets) and liabilities acquired based on our estimate of fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the assets and liabilities acquired.

Stock-Based Compensation – Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. Under the modified prospective transition method, compensation cost recognized during 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as amended), “Accounting for Share-Based Compensation” (SFAS No. 123), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. In accordance with the modified prospective transition method, results for prior periods have not been restated.

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

	Percentage of Revenues				Period-to-Period
	Year Ended December 31,				Change
Consolidated Results of Operations	2006		2005	2004	2006 vs 2005		2005 vs 2004
Revenues	100.0%		100.0%	100.0%	49.4%		50.1%
Cost of revenues	67.0%		75.4%	78.0%	32.8%		45.1%
Gross profit	33.0%		24.6%	22.0%	100.2%		68.0%
General and administrative expense	11.9%		13.5%	14.3%	32.0%		41.5%
Operating income	21.1%		11.1%	7.7%	183.2%		117.4%

Interest expense	1.7%		1.2%	0.6%	116.2%		221.6%
Interest income	0.0%		0.1%	0.1%	5.8%		16.2%
Other income (expense), net	0.6%		0.7%	0.1%	33.5%		1307.3%
Income before income taxes and discontinued operations	20.0%		10.7%	7.3%	179.9%		120.4%
Net income before discontinued operations	13.1%		7.1%	4.9%	175.4%		116.1%
Discontinued operations, net of tax	(0.1%	)	0.1%	0.1%	(205.0%	)	73.7%
Net income	13.0%		7.2%	5.1%	167.7%		115.1%

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Revenues
Fluids	$244,549	$221,368	$150,754
Well Abandonment & Decommissioning (WA&D)
WA&D Services	298,185	141,947	102,559
Maritech	167,808	65,152	41,998
Intersegment eliminations	(73,859)	(6,031)	(10,038)
Total	392,134	201,068	134,519
Production Enhancement	148,922	103,190	65,085
Intersegment eliminations	(737)	(291)	(360)
	784,868	525,335	349,998
Gross profit
Fluids	85,712	51,551	29,681
Well Abandonment & Decommissioning (WA&D)
WA&D Services	64,088	32,468	18,528
Maritech	59,527	8,060	10,740
Intersegment eliminations	(7,865)	(34)	22
Total	115,750	40,494	29,290
Production Enhancement	58,710	38,295	18,690
Other	(1,171)	(961)	(641)
	259,001	129,379	77,020
Income before taxes and discontinued operations
Fluids	60,939	33,805	15,662
Well Abandonment & Decommissioning (WA&D)
WA&D Services	51,007	21,370	8,566
Maritech	55,105	4,871	8,545
Intersegment eliminations	(7,865)	(34)	22
Total	98,247	26,207	17,133
Production Enhancement	43,671	26,161	10,473
Corporate overhead	(45,958)	(30,114)	(17,828)
	156,899	56,059	25,440

2006 Compared to 2005

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the year ended December 31, 2006 were $784.9 million compared to $525.3 million during the prior year, an increase of 49.4%. Consolidated gross profit also increased significantly to $259.0 million during 2006 compared to $129.4 million during the prior year, an increase of 100.2%. Consolidated gross profit as a percentage of revenue was 33.0% during 2006 compared to 24.6% during the prior year.

General and Administrative Expenses – General and administrative expenses were $93.7 million during 2006 compared to $71.0 million during the prior year, an increase of $22.7 million or 32.0%. This increase was primarily due to the overall growth of the Company and included approximately $17.9 million of increased salary, incentive, benefits and other associated employee expenses; approximately $2.2 million of increased office expenses; approximately $1.3 million of higher professional service expenses; and approximately $1.3 million of increased insurance, contract labor and other general expenses. Included as part of increased employee expenses during 2006 is approximately $3.4 million of compensation expense recorded pursuant to SFAS No. 123R, which was adopted on January 1, 2006. General and administrative expenses as a percentage of revenue decreased to approximately 11.9% during 2006 compared to approximately 13.5% during the prior year period.

Other Income and Expense – Other income and expense was $4.9 million of income during 2006 compared to $3.7 million of income during 2005, due to approximately $2.6 million of additional gains on sales of assets in the current year period. This increase was partially offset by approximately $1.4 million of decreased other income, consisting primarily of decreased gains from foreign currency fluctuations and decreased earnings from an unconsolidated joint venture.

Interest Expense and Income Taxes – Net interest expense increased from $6.0 million during 2005 to $13.3 million during 2006 due to the significant borrowings of long-term debt used to fund the Company’s capital expenditure requirements and acquisitions during the past two years. Future periods will continue to reflect the increased interest expense associated with these additional borrowings until they are repaid. The Company’s provision for income taxes during 2006 increased to $54.2 million compared to $18.8 million during the prior year, primarily due to increased earnings.

Net Income – Net income before discontinued operations was $102.7 million during 2006 compared to $37.3 million during 2005, an increase of $65.4 million. Net income per diluted share before discontinued operations was $1.37 on 74,823,808 average diluted shares outstanding during 2006 compared to $0.52 on 72,136,964 average diluted shares outstanding in the prior year.

During the fourth quarter of 2006, the Company made the decision to discontinue its Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations per diluted share during 2006 was $0.01 compared to a net income per diluted share of $0.01 during 2005, primarily due to decreased activity levels.

Net income was $101.9 million during 2006 compared to $38.1 million in the prior year, an increase of $63.8 million. Net income per diluted share was $1.36 on 74,823,808 average diluted shares outstanding during 2006 compared to $0.53 on 72,136,964 average diluted shares outstanding in the prior year.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased from $221.4 million during 2005 to $244.5 million during 2006, an increase of $23.2 million or 10.5%. This increase was primarily due to increased product pricing and service activity, which more than offset the decreased production from the Company’s Lake Charles calcium chloride manufacturing facility, which began operating at a reduced level beginning in late 2005, due to the loss of a major raw material supplier.

Fluids Division gross profit increased significantly to $85.7 million during 2006, compared to $51.6 million during the prior year, an increase of $34.2 million or 66.3%. Gross profit as a percentage of revenue increased from 23.3% during the prior year to 35.0% during the current year. This increase was primarily due to the increased prices, a more favorable mix of higher-margin products and services, and the sale of lower cost inventory during the period. Inventory costs have increased during 2006 for the Division’s products and raw materials. Although a favorable long-range supply for certain of the Division’s raw material needs has been secured, the Division’s margins are expected to be significantly reduced in 2007 due to higher near-term inventory costs during the transition to this new favorable supply.

Fluids Division income before taxes during 2006 totaled $60.9 million compared to $33.8 million in the prior year, an increase of $27.1 million or 80.3%. This increase was generated by the $34.2 million increase in gross profit discussed above, which was partially offset by approximately $5.5 million of increased administrative expenses, approximately $0.7 million of decreased gains on sales of assets, and approximately $0.9 million of decreased gains on foreign currency fluctuations.

WA&D Division – WA&D Division revenues increased to $392.1 million during 2006 compared to $201.1 million during the prior year, an increase of $191.1 million or 95.0%. The Division’s WA&D Services segment revenues increased to $298.2 million during 2006 compared to $141.9 million during the prior year, an increase of $156.2 million or 110.1%. This increase was primarily due to the increased well abandonment and decommissioning activity in the Gulf of Mexico region following the significant hurricanes during the third quarter of 2005 as well as the Division’s increased capacity to serve its customers. Approximately $67.8 million of this increase is from increased work performed for Maritech, and is eliminated in consolidation. The Division anticipates continued increased demand for its services, as operators repair or decommission damaged platforms and pipelines and accelerate their abandonment and decommissioning plans due, in part, to the risk of future storm damage and due to the increased insurance costs related to offshore assets. To increase its capacity to provide services, the Division purchased the DB-1 derrick barge in February 2006, made extensive repairs and modifications to one of its existing vessels, and entered into arrangements to lease three additional vessels: the Anna IV, which was utilized from March to November 2006; the Orion, which was leased beginning in July 2006; and the Achiever, which was leased beginning in September 2006. The DB-1 was refurbished and it began operating in July 2006. The Orion and the Achiever were placed in service beginning September and October 2006, respectively. The March 2006 acquisition of the assets of Epic, a full service diving operation, contributed approximately $59.3 million of revenues during 2006. Subsequent to the acquisition of Epic, the Division purchased and subsequently refurbished a dynamically positioned dive support vessel, renamed the Epic Diver, and refurbished two other Epic dive support vessels. Each of these vessels was placed in service during the first quarter of 2007, and is expected to contribute additional revenues in the future. The Epic acquisition allows the Division to provide additional services to its customers, including Maritech, and to supply a substantial portion of such services for WA&D Services operations.

The Division’s Maritech segment reported revenues of $167.8 million during 2006 compared to $65.2 million during the prior year, an increase of $102.7 million or 157.6%. Approximately $73.0 million of this increase is from increased production volumes primarily due to acquisitions of producing properties and successful exploitation and development activities. During the third quarter of 2005, Maritech acquired producing oil and gas properties in three significant acquisitions. Beginning in the last half of the third quarter of 2005, production from a majority of Maritech’s producing properties, including its newly acquired properties, was shut-in as a result of Hurricanes Katrina and Rita, which caused varying levels of damage to the majority of its offshore production platforms and destroyed three of its platforms and one of its production facilities. While the vast majority of Maritech’s properties have resumed production, a small portion of Maritech’s daily production remains shut-in. In addition, Maritech’s revenues increased approximately $28.1 million during 2006 as a result of higher realized oil and gas commodity prices compared to the prior year period. Also, Maritech reported $1.5 million of increased prospect fee and service revenue during the current year period. Realized natural gas prices during 2006 include the impact of a natural gas swap derivative hedge contract which resulted in Maritech realizing a price of $10.465/MMBtu throughout the year for a portion of its gas production. This derivative contract expired as of December 31, 2006. In February 2007, Maritech entered into a new natural gas hedge for a portion of its remaining 2007 natural gas production at an average price of $8.13/MMBtu.

WA&D Division gross profit during 2006 totaled $115.8 million compared to $40.5 million during the prior year, an increase of $75.3 million or 185.8%. The WA&D Services segment of the Division reported a $31.6 million increase in gross profit, from $32.5 million during 2005 to $64.1 million during the current year. WA&D Services gross profit as a percentage of revenues decreased to 21.5% during the current year compared to 22.9% during the prior year, primarily due to increased operating expenses caused by weather disruptions. In addition, the WA&D Services segment also incurred certain expenses related to the expansion of its heavy lift vessel fleet and the refurbishment of one of its existing heavy lift vessels and several of its dive support vessels. These increased costs were more than offset by the overall increase in segment revenues, and by diving and support operations, which contributed $18.0 million of segment gross profit. The Division’s increased vessel fleet and the addition of the Epic diving operations are expected to provide additional efficiencies in the future, as the Division attempts to capitalize on the current market demand for its services.

The Division’s Maritech segment reported gross profit of $59.5 million during 2006 compared to $8.1 million during 2005, a $51.5 million increase. Maritech’s gross profit as a percentage of revenues also increased significantly during the current year to 35.5% compared to 12.4% during the prior year. The significant growth in Maritech’s production volumes – primarily resulting from the acquisitions completed during the third quarter of 2005, plus the increased realized commodity prices discussed above – was partially offset by approximately $51.2 million of increased operating expenses, including approximately $28.5 million of increased depreciation, depletion, and accretion costs primarily associated with production from the newly acquired and developed properties. This increase in operating expenses also includes approximately $13.4 million of increased insurance premium costs and approximately $5.2 million of well intervention costs and other hurricane damage repair costs, charged to earnings, which the

Company believes will not be reimbursed under its insurance coverage. Such costs were either incurred during the period or have been reflected as increased decommissioning liabilities on the Company’s consolidated balance sheet. Partially offsetting these increases, the Company included approximately $9.2 million of increased gain associated with insurance claim proceeds in excess of the net carrying value of destroyed assets. In addition, during 2005, Maritech reported an impairment charge of approximately $1.9 million as required under successful efforts accounting. The Division has completed most of the required repairs to its damaged platform facilities, and has performed certain well intervention operations on wells associated with two of the three destroyed platforms. Maritech is currently assessing the extent of the damages related to the third destroyed platform, as well as the debris removal effort for each of the destroyed platforms. Maritech expects to continue these efforts and resume its well intervention and debris removal operations in 2007 and beyond. The Company believes that substantially all of the repair and well intervention and debris removal costs associated with the hurricane damage, other than the applicable deductibles and the amount charged to earnings discussed above, will be covered under the Company’s various insurance policies.

WA&D Division income before taxes was $98.2 million during 2006 compared to $26.2 million during the prior year, an increase of $72.0 million or 274.9%. WA&D Services segment income before taxes increased to $51.0 million during 2006 compared to $21.4 million during the prior year, an increase of $29.6 million or 138.7%. This increase was due to the $31.6 million increase in gross profit described above, less approximately $2.0 million primarily from increased administrative expenses, including the administrative expenses incurred during the year associated with Epic’s operations.

The Division’s Maritech segment reported income before taxes of $55.1 million during 2006 compared to $4.9 million during the prior year, a $50.2 million increase. This increase was due to the $51.5 million increase in gross profit discussed above and $3.0 million of increased gains on sales of properties compared to the prior year period, partially offset by $4.3 million of increased administrative costs associated with Maritech’s growth.

Production Enhancement Division – Production Enhancement Division revenues increased $45.7 million during 2006 compared to the prior year, from $103.2 million during 2005 to $148.9 million during the current year. This 44.3% increase was primarily due to the increased revenues from the Division’s Compressco and production testing operations. The Division’s production testing operations revenues increased by $30.7 million during 2006 compared to the prior year, due to the first quarter 2006 acquisition of Beacon, the increased activity from its domestic customers, and from recent growth of its Latin American operations, including its operation in Brazil. Compressco revenues increased by $14.1 million compared to the prior year, due to its overall growth domestically, as well as in Canada and Mexico. Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. In addition, the Division’s process services operations contributed an additional revenue increase of approximately $1.0 million.

Production Enhancement Division gross profit increased from $38.3 million during 2005 to $58.7 million during 2006, an increase of $20.4 million or 53.3%. Gross profit as a percentage of revenues also increased, from 37.1% during 2005 to 39.4% during the current year, reflecting the acquisition of Beacon as well as the increased demand for compressor and production testing services described above.

Income before taxes for the Production Enhancement Division increased 66.9%, from $26.2 million during the prior year to $43.7 million during 2006, an increase of $17.5 million. This increase was primarily due to the increased gross profit discussed above, plus $0.1 million of increased gains from currency fluctuation, less $2.9 million of increased administrative costs primarily associated with Beacon and Compressco, plus $0.2 million of decreased gains on asset sales.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, corporate depreciation and amortization, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $30.1 million during 2005 to $46.0 million during 2006, primarily due to the 2006 acquisitions and the staff growth resulting from the expansion of its existing businesses. This growth resulted in increased administrative costs of $8.7 million. The increase in administrative costs resulted from $6.4 million of increased salary, incentive, benefit, and other associated employee expenses, including $3.4 million of compensation expense required under the recently adopted SFAS No. 123R; $0.9 million of increased professional fee expenses; and $1.3 million of increased office, insurance, and other general expenses. Total estimated unrecognized compensation cost from unvested stock options pursuant to SFAS No. 123R as of December 31, 2006 was approximately $10.0 million, which is expected to be recognized over a weighted average period of approximately 3.0 years. Corporate interest expense during 2006 increased by $7.2 million compared to the prior year due to the increased outstanding balance of long-term debt, which was used to fund the Company’s capital expenditure program and the acquisitions completed during the third quarter of 2005 and the first quarter of 2006.

2005 Compared to 2004

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the year ended December 31, 2005 were $525.3 million, compared to $350.0 million during the prior year, an increase of 50.1%. Consolidated gross profit during 2005 also increased significantly from the prior year, from $77.0 million during 2004 to $129.4 million during the current year, an increase of 68.0%. Consolidated gross profit as a percent of revenues was 24.6% during 2005, compared to 22.0% during the prior year.

General and Administrative Expenses – Consolidated general and administrative expenses were $71.0 million during 2005, an increase of $20.8 million or 41.5% compared to 2004. The increase was primarily due to the overall growth of the Company, with a large portion of the increase attributable to the addition of the Compressco and TCE operations, which were acquired during the third quarter of 2004. The increased general and administrative expenses included $14.0 million of increased salary, incentive, benefit and other associated employee expenses, approximately $3.0 million of higher professional service expenses, $1.4 million of increased office expenses, $0.9 million of increased bad debt expense, and approximately $1.5 million of other general expense increases. Due to the significant increase in the Company’s operating revenues, however, general and administrative expenses as a percent of revenue decreased to 13.5% during 2005, compared to 14.3% during the prior year.

Other Income and Expense – Other income and expense was $3.7 million of income during 2005, compared to $0.3 million of income during the prior year period, an increase of $3.4 million. The increase was primarily due to $1.9 million of increased net gains on sales of assets, $0.5 million of increased equity in the earnings of unconsolidated joint ventures, and approximately $0.9 million primarily from increased foreign currency gains.

Interest Expense and Income Taxes – Net interest expense was $6.0 million during 2005, primarily due to significant borrowings of long-term debt used to fund a portion of the Company’s acquisitions during the third quarter of 2004. During the first half of 2004, the Company had no long-term debt balances outstanding other than minimal amounts related to capitalized leases. In addition, the Company increased its long-term debt borrowings by $13.5 million during 2005, as borrowings related to the closing of a Maritech oil and gas property acquisition during the third quarter of 2005 and other working capital needs during the fourth quarter of 2005 more than offset the $62.2 million of debt repayments during the year. The Company’s provision for income taxes during 2005 increased to $18.8 million, compared to $8.2 million during the prior year, primarily due to increased earnings.

Net Income – Income before discontinued operations was $37.3 million during 2005, compared to $17.3 million in the prior year, an increase of 116.1%. Income per diluted share before discontinued operations was $0.52 on 72,136,964 average diluted shares outstanding during 2005, compared to $0.24 on 71,198,550 average diluted shares outstanding in the prior year.

During the fourth quarter of 2006, the Company made the decision to discontinue its Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. The Company reported net income from discontinued operations per diluted share of $0.01 during 2005 and 2004.

Net income was $38.1 million during 2005, compared to $17.7 million during the prior year. Net income per diluted share was $0.53 on 72,136,964 average diluted shares outstanding during 2005, compared to $0.25 on 71,198,550 average diluted shares outstanding in the prior year.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased significantly, from $150.8 million during 2004 to $221.4 million during 2005, an increase of $70.6 million, or 46.8%. The impact from including a full year of operations of TCE, which was acquired in September 2004, resulted in approximately $43.4 million of this increase. Increased product pricing, sales volumes, and service activity generated an additional increase of approximately $27.2 million in revenues. In October 2005, one of the Division’s main raw material suppliers announced that it had permanently ceased production from its TDI plant in Lake Charles, Louisiana. This plant supplied feedstock to the Division’s Lake Charles calcium chloride manufacturing facility, which generated approximately 12% of the Division’s revenues during 2005.

Fluids Division gross profit increased from $29.7 million during 2004 to $51.6 million during 2005, an increase of $21.9 million, or 73.7%. Gross profit as a percentage of revenue increased from 19.7% during 2004 to 23.3% during 2005. Such increases were primarily due to increased product sales volumes, a more favorable mix of higher-margin products and services, and increased prices during the period, which offset the impact of higher product costs. In addition, the inclusion of the TCE operations for the full year contributed an increase of approximately $6.8 million. Given the increased cost of raw materials for its products, and the potential higher cost of alternative feedstock supply for the Division’s Lake Charles manufacturing facility, future levels of gross profit for the Fluids Division will be impacted by the Division’s ability to pass along these increased costs to its customers through higher product prices.

Fluids Division income before taxes during 2005 increased by $18.1 million, totaling $33.8 million, compared to $15.7 million during 2004, an increase of 115.8%. This increase was generated by the $21.9 million increase in gross profit discussed above, $0.6 million of gain from disposal of certain international assets, approximately $0.4 million of increased foreign currency gains, and $0.5 million of equity in earnings of unconsolidated joint ventures. These increases were partially offset by approximately $5.3 million of increased administrative expenses, including a full year of administrative expenses of TCE.

WA&D Division – WA&D Division revenues increased to $201.1 million during 2005, compared to $134.5 million during the prior year, an increase of $66.5 million or 49.5%. The Division’s WA&D Services operations revenues increased by $39.4 million, from $102.6 million during 2004 to $141.9 million during 2005, an increase of 38.4%. This increase was primarily due to the increased activity of the Division’s well abandonment and decommissioning operations, particularly in the Gulf of Mexico and inland waters region. The Division’s decommissioning operations were able to capitalize on the increased activity levels following the 2004 purchase of the Arapaho, a heavy lift barge with an 800-ton capacity crane. As a result of the hurricane damage experienced by many offshore operators during the third quarter of 2005, the Division anticipates increased demand for its services, as operators repair or decommission damaged platforms or escalate their abandonment and decommissioning plans due to the risk of future storms and the associated increasing insurance costs.

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

WA&D Division gross profit during 2005 totaled $40.5 million, an increase of $11.2 million, or 38.3%, compared to $29.3 million during 2004. WA&D Services gross profit increased from $18.5 million during 2004 to $32.5 million during 2005, an increase of $13.9 million. WA&D Services gross profit as a percentage of revenues increased to 22.9% compared to 18.1% during 2004. These increases were due to operating efficiencies generated from the higher equipment and crew utilization as a result of the increased demand for well abandonment and decommissioning services in the offshore and inland water region.

The Division’s Maritech operations reported gross profit of $8.1 million during 2005, compared to $10.7 million during 2004, a $2.7 million decrease. Gross profit as a percentage of revenues decreased during 2005 to 12.4%, compared to 25.6% during 2004. Increased commodity prices were more than offset by approximately $16.3 million of increased operating expenses and an impairment charge of approximately $1.9 million during 2005. The increased operating expenses were primarily due to the producing properties acquired during 2005 and include an increase in the associated depreciation, depletion and accretion costs. As a result of the timing of these acquisitions, such increased operating expenses were incurred during the last four months of 2005, when a significant portion of Maritech’s production was shut-in following the hurricanes. Maritech suffered varying levels of damage to the majority of its offshore production platforms, and three of its platforms and one of its production facilities were completely destroyed.

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

The Division’s Maritech operations reported income before taxes of $4.9 million, compared to $8.5 million during 2004, a $3.7 million decrease, or 43.0%. This decrease was due to the $2.7 million decrease in gross profit discussed above, and due to $1.8 million of increased administrative costs related to the growth of Maritech’s operations. Such decreases were partially offset by approximately $1.6 million of increased gains from sales of properties.

Production Enhancement Division – Production Enhancement Division revenues increased $38.1 million, or 58.5%, during 2005 compared to 2004, from $65.1 million during 2004 to $103.2 million during 2005. Approximately $31.4 million of this increase was due to the inclusion of Compressco’s operations for the full year. Compressco was acquired during the third quarter of 2004. In addition, the Division’s domestic and international production testing operations revenues increased by $5.7 million during 2005, due to increased activity from certain of its customers and the extension of such services into Brazil. The Division’s process services operations provided an additional $1.0 million increase.

Production Enhancement Division gross profit totaled $38.3 million during 2005, increasing from $18.7 million during 2004, a $19.6 million increase, or 104.9%. As a percentage of revenues, gross profit increased from 28.7% during 2004 to 37.1% in 2005. Increased gross profit and gross profit percentage were due mainly to the acquisition of Compressco, and to a lesser extent, to the increased activity in the production testing business.

Income before taxes for the Production Enhancement Division increased from $10.5 million during 2004 to $26.2 million during 2005, an increase of $15.7 million or 149.8%. This increase was primarily due to the $19.6 million increase in gross profit discussed above, less $3.8 million of increased administrative costs, primarily related to administrative costs associated with Compressco, as well as $0.1 million primarily from decreased gains on asset sales.

Corporate Overhead – Corporate overhead includes corporate general and administrative expenses, corporate depreciation and amortization, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $17.8 million during 2004 to $30.1 million during 2005, an increase of $12.3 million. This increase was due to increased administrative costs and net interest expense. The Company recorded an increase in interest expense of approximately $4.4 million related to the outstanding balance of long-term debt that was outstanding during all of 2005. The Company utilized long-term borrowings during the third quarter of 2004 to fund acquisitions. Administrative costs increased $7.4 million due to $5.3 million of increased salaries, benefits, incentive compensation and other employee related expenses, $0.9 million of increased audit and professional service expenses, $0.5 million of increased office expenses, and approximately $0.7 million of increased other general expenses.

Liquidity and Capital Resources

Over each of the past three years, the Company has utilized its operating cash flow and increased borrowing capacity to aggressively grow its businesses, both through acquisitions as well as through its capital expenditure plans. During this period, the Company has generated approximately $161.7 million of net cash flow from operating activities, $15.0 million of proceeds from asset sales and other investing activities, and $677.9 million of long-term debt borrowings, which it used to fund approximately $333.4 million of capital expenditures, $220.1 million of business acquisitions, and $346.1 million of debt repayments. This growth strategy has resulted in the Company reflecting total assets of approximately $1.1 billion and total long-term debt outstanding of approximately $336.4 million as of December 31, 2006. During 2006, the Company invested a total of approximately $248.3 million in investing activities, including approximately $68.7 million for the acquisition of Epic, Beacon, and Arrowhead, and approximately $192.3 million of capital expenditures, including the purchase of a heavy lift barge. To fund a portion of this growth, the Company issued private placement debt in April 2006 to supplement its revolving credit facility. In addition, the Company increased its borrowings under its revolving credit facility, and in December 2006 the Company’s credit facility was expanded by $100 million. The substantial majority of the Company’s outstanding debt, including the 2006-A Senior Notes, mature no earlier than 2011. The Company anticipates capital expenditure activity in 2007 of approximately $200 million to further grow its operations. The Company continues to generate increased operating cash flow from each of its operating divisions, which it plans to use to fund a majority of these anticipated capital expenditures. Cash flow in excess of the Company’s capital expenditures will be used principally to reduce the outstanding balance under its credit facility, which was approximately $119.2 million as of February 28, 2007. The Company has additional borrowing capacity of approximately $154.8 million as of February 28, 2007, and believes it has various options to additionally expand its capital resources should the need arise.

Operating Activities – Cash flow generated by operating activities totaled approximately $54.2 million during 2006 compared to approximately $52.1 million during the prior year. Operating cash flow during 2006 was net of approximately $41.5 million of cash expended for increased inventories primarily related to the Company’s Fluids Division, reflecting increased volumes and higher product costs. Operating cash flow was also net of approximately $84.9 million of increased accounts receivable during 2006, due largely to increased amounts pursuant to insured hurricane repair costs and overall growth in revenues. These increases to inventories and accounts receivable were significantly greater than the similar amounts during the prior year. In addition, excess tax benefits totaling $12.5 million associated with stock options exercised during 2006 are now classified as cash flows from financing activities pursuant to the requirements of SFAS No. 123R. The Company’s acquisitions of Beacon and the assets and operations of Epic contributed to the Company’s operating cash flow during 2006. The DB-1 heavy lift derrick barge, which the Company acquired in February 2006, began operations in July 2006. Operations from two recently leased derrick barges, and the recently acquired assets and operations of Arrowhead, began to contribute additional operating cash flow beginning in the fourth quarter of 2006. Future operating cash flow is also largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. The Company’s increased revenues from its existing businesses during 2006 reflect the increased demand for a majority of the Company’s products and services, and the Company expects that such demand will continue to be relatively high during 2007. The operating cash flow impact from this increased demand is limited or partially offset, however, by the increased product, operating, and administrative costs required to deliver its products and services and the Company’s equipment and personnel capacity constraints.

As a result of the significant hurricanes that occurred during the third quarter of 2005, the Company suffered damage to certain of its fluids facilities and to certain of its decommissioning assets, including one of its heavy lift barges. Maritech suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms and one of its production facilities were completely destroyed. The majority of Company assets damaged during the 2005 hurricanes have been repaired; however, the Company is continuing to assess the extent of certain damages, particularly the well intervention and removal of debris costs associated with the destroyed Maritech platforms. The Company estimates that total storm related costs, including the well intervention, removal of debris, and other costs associated with the three destroyed platforms, and repair costs of other damaged assets, will range between $157 to $181 million. As of December 31, 2006, a cumulative total of approximately $102.3 million of these costs have been incurred, and approximately $59.2 million of insurance claims have been reimbursed to the Company under its various insurance policies. Subsequent to December 31, 2006, an additional $12.5 million of storm related costs have been reimbursed. The remaining costs are expected to be incurred in 2007 and beyond. Approximately $72 to $96 million of the estimated storm related costs consist of the well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The Company’s estimate of total well intervention costs to be incurred has increased following the work performed during 2006 on wells associated with two of the destroyed platforms. This revised estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. Certain future costs to be incurred may also not be reimbursable. In addition, for repair and well intervention expenditures that are covered by insurance, the collection of insurance claims may be delayed, resulting in the temporary use of the Company’s capital resources to fund such efforts. As of December 31, 2006, repair, well intervention, and certain non-storm related expenditures incurred in excess of deductibles and anticipated to qualify for insurance reimbursement totaled approximately $64.5 million and are included in accounts receivable, pending the collection of the Company’s insurance claims. Such amount is net of the approximately $59.2 million of claims reimbursed to the Company as of December 31, 2006. The Company is working with its insurance underwriters to provide information and documentation regarding its claims for coverage in an effort to obtain reimbursement under these claims as expediently as possible; however, the timing of the collection of such claims is beyond the Company’s control. The Company’s insurance coverage premiums have significantly increased as a result of the 2005 storms, and its current coverage includes higher deductibles and reduced maximum coverage amounts compared to its previous coverage.

Future operating cash flow will also be affected by the commodity prices received for Maritech’s oil and gas production and the timing of expenditures required for the plugging, abandonment and decommissioning of Maritech’s oil and gas properties. Maritech has entered into oil and gas commodity derivative transactions that extend through 2008 and are designed to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating prices of oil and gas. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of December 31, 2006 totals $134.5 million ($167.7 million undiscounted). The cash outflow necessary to extinguish Maritech’s decommissioning liability is expected to occur over several years, shortly after the end of each property’s productive life. This timing of these cash outflows is estimated based on future oil and gas production and the resulting depletion of the Company’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing commodity prices, revisions of reserve estimates and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of December 31, 2006, Maritech’s total undiscounted decommissioning obligation is approximately $233.0 million and consists of Maritech’s liability of $167.7 million plus approximately $65.3 million, which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During 2006, the Company expended approximately $192.3 million of cash for capital expenditures and approximately $68.7 million of net cash for acquisitions, for a total of $260.9 million. In March 2006, the Company paid approximately $47.7 million at closing, subject to adjustment, for the acquisition of the assets and operations of Epic, which allows the WA&D Division to offer diving services. In connection with the acquisition of Epic, the Company paid an additional $2.6 million during the third quarter of 2006 related to certain purchase consideration adjustments, accrued an additional $0.8 million for similar adjustments to be paid in 2007, and will pay $1.6 million in June 2009. Also in March 2006, the Company paid approximately $15.6 million for the acquisition of Beacon, which expanded the Company’s production testing operation into new geographic markets. The Beacon acquisition also contains a contingent consideration provision which, if satisfied, could result in up to $19.1 million of additional consideration to be paid in March 2009. In September 2006, the Company paid approximately $6.5 million for the acquisition of the assets and operations of Arrowhead, an onshore water transfer company specializing in the transfer of high volumes of water in support of high pressure fracturing processes. The Arrowhead acquisition expanded a portion of the Company’s fluids services operations. The above transactions were primarily funded by long-term borrowings. The Company plans to expend an estimated $200 million on additional capital additions during 2007. The significant majority of such planned capital expenditures is related to identified opportunities to grow and expand the Company’s existing businesses, and may be postponed or cancelled as conditions change. Projects planned during 2007 include the initial phase of the development of the Company’s El Dorado, Arkansas calcium chloride facility and the expansion of the West Memphis, Arkansas brominated fluids production facility. In addition to the above capital expenditure plans, the Company’s growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent the Company consummates a significant acquisition, its liquidity position will be affected. The Company expects to fund its 2007 capital expenditure activity through cash flows from operations and from its bank credit facility. Should additional capital be required, the Company believes that it has the ability to raise such capital through the issuance of additional debt or equity.

Total cash capital expenditures of approximately $192.3 million during 2006 included approximately $129.6 million by the WA&D Division. During 2006, the Company’s WA&D Services segment expended approximately $20.0 million for the purchase of a heavy lift derrick barge, approximately $6.5 million for the purchase of a saturation dive vessel, and approximately $32.8 million primarily for vessel construction and refurbishment costs. In addition, approximately $70.3 million was spent by the Division primarily related to exploitation and development expenditures on Maritech’s offshore oil and gas properties. The Production Enhancement Division spent approximately $46.8 million, consisting of approximately $32.4 million related to Compressco compressor fleet expansion, approximately $12.2 million to replace and enhance a portion of the production testing equipment fleet, and approximately $2.1 million for process services capital projects. The Fluids Division reflected approximately $11.7 million of capital expenditures, primarily related to plant expansion projects during the year. Corporate capital expenditures were approximately $4.1 million.

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

Financing Activities – To fund its capital and working capital requirements, the Company may supplement its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. The Company has a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Restated Credit Facility). As of December 31, 2006, the Company had an outstanding balance of $154.2 million, and $24.7 million in letters of credit and guarantees against the $300 million revolving credit facility, leaving a net availability of $121.1 million. The Company utilized the revolving credit facility for the initial funding of the March 2006 acquisitions of Epic and Beacon, the February 2006 purchase of the DB-1 derrick barge, and the significant capital expenditure projects during the last half of 2006.

The Restated Credit Facility, which matures in 2011, is unsecured and guaranteed by certain of the Company’s material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. As of December 31, 2006, the average interest rate on the outstanding balance under the credit facility was 5.88%. The Company pays a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants that were modified from the previous credit facility. The Restated Credit Facility also eliminates the previous limitations on aggregate asset sales and individual acquisition limits and increases the limits on aggregate annual acquisitions and capital expenditures. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the Restated Credit Facility agreement. Significant deterioration of this ratio could result in a default under the Restated Credit Facility agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The Restated Credit Facility agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company was in compliance with all covenants and conditions of its credit facility as of December 31, 2006. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million Euros (approximately $37.0 million equivalent at December 31, 2006) in aggregate principal amount of Series 2004-B Senior Notes pursuant to a Master Note Purchase Agreement. In April 2006, the Company issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to its existing Master Note Purchase Agreement dated September 2004, as supplemented (the Series 2006-A Senior Notes, together with the Series 2004-A Senior Notes and Series 2004-B Senior Notes are collectively referred to as the Senior Notes). The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Senior Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. Pursuant to the Master Note Purchase Agreement, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Master Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of December 31, 2006. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

In January 2004, the Company’s Board of Directors authorized the repurchase of up to $20 million of its common stock. During 2006, the Company made no purchases of its common stock pursuant to this authorization. During 2005, the Company purchased 130,950 shares of its common stock at a cost of approximately $2.4 million pursuant to this authorization. During 2004, the Company purchased 210,000 shares of its common stock at a cost of approximately $3.3 million pursuant to this authorization. The Company also received $11.4 million and $10.5 million during 2006 and 2005, respectively, from the exercise of stock options by employees.

Contractual Obligations – The table below summarizes the Company’s contractual cash obligations as of December 31, 2006:

	Payments Due
	Total	2007	2008	2009	2010	2011	Thereafter
	(In Thousands)
Long-term debt	$336,548	$167	$112	$50	$8	$246,211	$90,000
Purchase obligations	274,055	25,135	22,795	11,875	11,875	11,875	190,500
Maritech decommissioning liabilities(1)	134,527	33,402	6,378	9,689	10,018	24,945	50,095
Operating leases	14,645	6,714	4,368	2,024	1,022	316	201
Total contractual cash obligations	$759,775	$65,418	$33,653	$23,638	$22,923	$283,347	$330,796

(1) Decommissioning liabilities related to oil and gas properties generally must be satisfied within twelve months after a property’s lease expires. Lease expiration generally occurs six months after the last producing well on the lease ceases production. The Company has estimated the timing of these payments based upon anticipated lease expiration dates, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the estimated fair values as of December 31, 2006.

Off Balance Sheet Arrangements – An “off balance sheet arrangement” is defined as any contractual arrangement to which an entity that is not consolidated with the Company is a party, under which the Company has, or in the future may have:

• any obligation under a guarantee contract that requires initial recognition and measurement under U.S. Generally Accepted Accounting Principles;

• a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity, or market risk support to that entity for the transferred assets;

• any obligation under certain derivative instruments; or

• any obligation under a material variable interest held by the Company in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company, or engages in leasing, hedging, or research and development services with the Company.

As of December 31, 2006 and 2005, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

Approximately $72 to $96 million of the Company’s estimated storm related costs consists of the well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. During 2006, the Company increased Maritech’s decommissioning liabilities associated with the three destroyed platforms by approximately $11.2 million for well intervention costs expected to be incurred in excess of maximum coverage amounts, and this increase was capitalized to the associated oil and gas properties. Primarily as a result of the above increased decommissioning liabilities, the Company charged approximately $5.2 million to operating expense during 2006. In the event that the Company’s actual well intervention costs do not exceed its maximum coverage amounts, or the excess is less than the associated decommissioning liabilities recorded, the difference may be reported in income in the period in which the work is performed. During the last half of 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters questioned whether certain well intervention costs for qualifying wells would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and its underwriters regarding these well intervention activities, and it continues to submit documentation of the costs of these activities to the claims adjusters, as requested, in an effort to obtain reimbursement for these costs. As of December 31, 2006, approximately $40.5 million of such well intervention costs had been incurred, and approximately $27.9 million, net of reimbursements and intercompany profit, is included in accounts receivable as of December 31, 2006. While the Company believes that all well intervention costs being questioned by the underwriters will qualify for reimbursement under its insurance policies and are probable of collection, it is possible that all or a portion of these costs may not be reimbursed.

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

In the normal course of its Fluids Division operations, the Company enters into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require the Company to purchase the entire output of the raw material or finished product produced by the manufacturer. The Company’s purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. The Company recognizes a liability for the purchase of such products at the time they are received by the Company. During 2006, the Company significantly increased its purchase obligations as a result of the execution of a new long-term supply agreement with Chemtura Corporation, and the termination of an existing supply agreement whereby significant purchases of product are required to be purchased. As of December 31, 2006, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to the Fluids Division’s supply agreements was approximately $274.1 million, extending through 2029.

In October 2005, one of the Company’s drilling rig barges was damaged by a fire, and a claim was submitted pursuant to the Company’s insurance coverage. The drilling rig barge has been repaired and is now operational. Through December 31, 2006, the Company has incurred approximately $8.0 million for the repair costs of this asset, and has included such costs in accounts receivable, as such costs are probable of being reimbursed pursuant to its applicable insurance policy. Approximately $2.1 million of these costs were reimbursed in January 2007. In February 2007, the Company received a notice from its insurance underwriters, stating that they consider that approximately $3.7 million of this claim is not covered under the applicable policy, and requesting additional information on a portion of the remaining costs incurred. The Company has reviewed the underwriters’ position with regard to this claim, believes it is without merit, and intends to aggressively pursue reimbursement of its repair costs.

Related to its acquired interests in oil and gas properties, Maritech estimates the third party fair values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms and clear the sites, and uses these estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2006, Maritech’s decommissioning liabilities are net of approximately $65.3 million for such future reimbursements from these previous owners.

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third-party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third-party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in Other Liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

In March 2006, the Company acquired Beacon, a production testing operation, for approximately $15.6 million paid at closing and an additional $0.5 million to be paid, subject to adjustment, over a three year period through March 2009. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date through March 2009. Through December 31, 2006, Beacon’s pretax results of operations are less than the level required to generate a payment pursuant to this contingent consideration provision. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability as it becomes fixed and determinable at the end of the three year period.

Recently Issued Accounting Pronouncements – In July 2006, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which prescribes a consistent recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, disclosure, interest, and penalties. The Company will adopt FIN No. 48 effective January 1, 2007. The Company anticipates that FIN No. 48 will have an immaterial impact on its overall financial position. At the present time, however, the Company is still investigating FIN No. 48’s impact on all material tax positions and the ultimate resulting effect, if any, is yet to be determined.

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

In February 2007, the FASB published SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Any balances outstanding under the Company’s floating rate portion of its bank credit facility are subject to market risk exposure related to changes in applicable interest rates. The Company borrows funds pursuant to its bank credit facility as necessary to fund its capital expenditure requirements and certain acquisitions. These instruments carry interest at an agreed-upon percentage rate spread above LIBOR. Based on the balances of floating rate debt outstanding as of December 31, 2006, each increase of 100 basis points in the LIBOR rate would result in a decrease in earnings of approximately $1,010,000.

The following table sets forth, as of December 31, 2006 and 2005, the Company’s cash flows for the outstanding principal balances of its long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rates by their expected maturity dates. The Company currently is not a party to an interest rate swap contract or other derivative instrument designed to hedge the Company’s exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Market Value
	(In Thousands, Except Percentages)
As of December 31, 2006
Long-term debt:
U.S. dollar variable rate	$–	$–	$–	$–	$145,000	$–	$145,000	$145,000
Euro variable rate (in $US)	–	–	–	–	9,242	–	9,242	9,242
Weighted average interest rate	–	–	–	–	5.883%	–	5.883%	–
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–
	Expected Maturity Date							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Market Value
	(In Thousands, Except Percentages)
As of December 31, 2005
Long-term debt:
U.S. dollar variable rate	$–	$–	$–	$62,000	$–	$–	$62,000	$62,000
Euro variable rate (in $US)	–	–	–	7,106	–	–	7,106	7,106
Weighted average interest rate	–	–	–	5.223%	–	–	5.223%	–
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–

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

The following table sets forth as of December 31, 2006 and 2005, the Company’s cash flows for the outstanding principal balances of its long-term debt obligations which are denominated in Euros. This information is presented in U.S. dollar equivalents. The table presents principal cash flows and related weighted average interest rates by their expected maturity dates. As described above, the Company utilizes the long-term borrowings detailed in the following table as a hedge to its investment in its acquired foreign operations and currently is not a party to a foreign currency swap contract or other derivative instrument designed to further hedge the Company’s currency exchange rate risk exposure. The Company’s exchange rate risk exposure related to these borrowings will generally be offset by the offsetting fluctuations in the value of its foreign investment.

	Expected Maturity Date							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Market Value
	(In Thousands, Except Percentages)
As of December 31, 2006
Long-term debt:
Euro variable rate (in $US)	$–	$–	$–	$–	$9,242	$–	$9,242	$9,242
Euro fixed rate (in $US)	–	–	–	–	36,969	–	36,969	37,223
Weighted average interest rate	–	–	–	–	4.693%	–	4.693%	–
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–
	Expected Maturity Date							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Market Value
	(In Thousands, Except Percentages)
As of December 31, 2005
Long-term debt:
Euro variable rate (in $US)	$–	$–	$–	$7,106	$–	$–	$7,106	$7,106
Euro fixed rate (in $US)	–	–	–	–	–	33,164	33,164	34,747
Weighted average interest rate	–	–	–	3.470%	–	4.790%	4.557%	–
Variable to fixed swaps	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–

Commodity Price Risk

The Company has market risk exposure in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and such price volatility is expected to continue. The Company’s risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a portion of its oil and gas production. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged. Net of the impact of the crude oil hedges as of December 31, 2006 described below, each $1 per barrel decrease in future crude oil prices would result in a decrease in earnings of $171,000. Each decrease in future gas prices of $0.10 per Mcf would result in a decrease in earnings of $511,000.

FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. As of December 31, 2006 and 2005, the Company had the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
December 31, 2006
Oil swap	700 barrels/day	$63.75/barrel	January 1, 2007 - December 31, 2007
Oil swap	800 barrels/day	$63.25/barrel	January 1, 2007 - December 31, 2007
Oil swap	500 barrels/day	$65.40/barrel	January 1, 2007 - December 31, 2007
Oil swap	1,000 barrels/day	$77.30/barrel	January 1, 2007 - December 31, 2007
Oil swap	700 barrels/day	$61.75/barrel	January 1, 2008 - December 31, 2008
Oil swap	800 barrels/day	$60.75/barrel	January 1, 2008 - December 31, 2008

December 31, 2005
Oil swap	400 barrels/day	$54.90/barrel	January 1, 2006 - December 31, 2006
Oil swap	500 barrels/day	$66.50/barrel	January 1, 2006 - December 31, 2006
Oil swap	800 barrels/day	$66.50/barrel	January 1, 2006 - December 31, 2006
Oil swap	800 barrels/day	$66.40/barrel	January 1, 2006 - December 31, 2006
Oil swap	700 barrels/day	$63.75/barrel	January 1, 2007 - December 31, 2007
Oil swap	800 barrels/day	$63.25/barrel	January 1, 2007 - December 31, 2007
Oil swap	500 barrels/day	$65.40/barrel	January 1, 2007 - December 31, 2007
Oil swap	700 barrels/day	$61.75/barrel	January 1, 2008 - December 31, 2008
Oil swap	800 barrels/day	$60.75/barrel	January 1, 2008 - December 31, 2008
Natural gas swap	20,000 MMBtu/day	$10.465/MMBtu	January 1, 2006 - December 31, 2006

In February 2007, the Company entered into certain natural gas swap contracts, covering a total of 20,000 MMBtu/day from March to December 2007, with an average contract price of $8.130/MMBtu.

Each oil and gas swap contract uses WTI NYMEX and NYMEX Henry Hub as the referenced commodity, respectively. The market value of the Company’s oil swaps at December 31, 2006 was $4,590,000, which is reflected as a current asset. A $1 increase in the future price of oil would result in the market value of the combined oil derivative asset decreasing by $1,504,000.

The market value of the Company’s oil swaps at December 31, 2005 was $607,000, which is reflected as a current asset. A $1 increase in the future price of oil would result in the market value of the combined oil derivative asset decreasing by $2,066,000. The market value of the Company’s natural gas swap at December 31, 2005 was $2,397,000, which was reflected as a current liability. A $0.10 per MMBtu increase in the future price of natural gas would result in the market value of the derivative liability increasing by $707,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2006, the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Control – Integrated Framework issued by the COSO, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006.

As permitted by guidance provided by the staff of the Securities and Exchange Commission, the scope of management’s assessment of internal control over financial reporting as of December 31, 2006 has excluded the March 2006 acquisition of the assets and operations of Epic Divers, Inc. This acquisition represents approximately $81.7 million of total assets as of December 31, 2006, $75.1 million of net assets as of December 31, 2006, $59.3 million of revenues for the year then ended, and $10.1 million of net income for the year then ended. The Company will include these acquired operations in the scope of management’s assessment of internal control over financial reporting beginning in 2007.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ending December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

In December 2006, the Management and Compensation Committee (the Committee) of the Company’s Board of Directors approved an increase in the salary of Geoffrey M. Hertel, President and Chief Executive Officer of the Company, from $450,000 to $500,000 per annum. The proposed increase became effective January 6, 2007. The base salary increase was approved by the Committee, but it is not otherwise set forth in a written agreement between Mr. Hertel and the Company. There is no written employment agreement between Mr. Hertel and the Company which guarantees Mr. Hertel’s term of employment, salary, or other incentives, all of which are entirely at the discretion of the Board of Directors. A copy of the agreement previously entered into between the Company and Mr. Hertel, which is substantially identical to the form executed by substantially all of the employees of TETRA and evidences the at-will nature of their employment, has been previously filed by the Company.

In January 2007, the Committee also approved discretionary cash bonuses for certain of the Company’s named executive officers, Messrs. Hertel, Abell, Brightman, and Symens, in the amounts of $405,000, $120,000, $245,000, and $175,000, respectively.

A summary of the compensation for the Company’s directors is filed as Exhibit 10.12 to this report, and a summary of the compensation for the Company’s named executive officers is filed as Exhibit 10.13 to this report.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement (the Proxy Statement) for the annual meeting of stockholders to be held May 4, 2007, which involves the election of directors and is to be filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 as amended (the Exchange Act) within 120 days of the end of the Company’s fiscal year on December 31, 2006.

Item 11. Executive Compensation.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Management and Compensation Committee Report,” “Management and Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation of Executive Officers,” and “Director Compensation” in the Company’s Proxy Statement. Notwithstanding the foregoing, in accordance with the instructions to Item 407 of Regulation S-K, the information contained in the Company’s Proxy Statement under the subheading “Management and Compensation Committee Report” shall be deemed furnished, and not filed, in this Form 10-K, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, or the Securities Exchange Act of 1934, as a result of this furnishing, except to the extent the Company specifically incorporates it by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Beneficial Stock Ownership of Certain Stockholders and Management” and “Equity Compensation Plan Information” in the Company’s Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is hereby incorporated by reference from the information appearing under the caption “Certain Transactions” and “Director Independence” in the Company’s Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is hereby incorporated by reference from the information appearing under the caption “Fees Paid to Principal Accounting Firm” in the Company’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report
1. Financial Statements of the Company
Page
Reports of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets at December 31, 2006 and 2005	F-4
Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004	F-6
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2006, 2005, and 2004	F-7
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	F-8
Notes to Consolidated Financial Statements	F-9

2. Financial Statement Schedule
Schedule	Description	Page
II	Valuation and Qualifying Accounts	S-1

All other schedules are omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.

3. List of Exhibits
3.1

Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on December 27, 1995 (SEC File No. 33-80881)).

3.2

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on December 27, 1995 (SEC File No. 33-80881)).

3.3

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (SEC File No. 001-13455)).

3.4

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed on May 25, 2004 (SEC File No. 333-115859)).

3.5

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on May 4, 2006 (SEC File No. 333-133790)).

3.6

Certificate of Designation of Series One Junior Participating Preferred Stock of the Company dated October 27, 1998 (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on October 28, 1998 (SEC File No. 001-13455)).

3.7	Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed on May 4, 2006 (SEC File No. 333-133790)).
4.1

Rights Agreement dated October 26, 1998 between the Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings Bank), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on October 28, 1998 (SEC File No. 001-13455)).

4.2

Master Note Purchase Agreement, dated September 27, 2004 by and among TETRA Technologies, Inc. and Jackson National Life Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Allstate Life Insurance Company, Teachers Insurance and Annuity Association of America, Pacific Life Insurance Company, the Prudential Assurance Company Limited (PAC), and Panther CDO II, B.V. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 30, 2004 (SEC File No. 001-13455)).

4.3	Form of 5.07% Senior Notes, Series 2004-A, due September 30, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 30, 2004 (SEC File No. 001-13455)).
4.4	Form of 4.79% Senior Notes, Series 2004-B, due September 30, 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on September 30, 2004 (SEC File No. 001-13455)).
4.5

Subsidiary Guaranty dated September 27, 2004, executed by TETRA Applied Holding Company, TETRA International Incorporated, TETRA Micronutrients, Inc., Seajay Industries, Inc., TETRA Investment Holding Co., Inc., TETRA Financial Services, Inc., Compressco, Inc., Providence Natural Gas, Inc., TETRA Applied LP, LLC, TETRA Applied GP, LLC, TETRA Production Testing GP, LLC, TPS Holding Company, LLC, T Production Testing, LLC, TETRA Real Estate, LLC, TETRA Real Estate, LP, Compressco Testing, L.L.C., Compressco Field Services, Inc., TETRA Production Testing Services, L.P., and TETRA Applied Technologies, L. P., for the benefit of the holders of the Notes (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on September 30, 2004 (SEC File No. 001-13455)).

4.6

First Supplement to Master Note Purchase Agreement, dated April 18, 2006, by and among TETRA Technologies, Inc. and Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, CUNA Mutual Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc., Members Life Insurance Company, and Modern Woodmen of America, attaching the form of the 5.90% Senior Notes, Series 2006-A, due April 30, 2016 as an exhibit thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 20, 2006 (SEC File No. 001-13455)).

10.1***

1990 Stock Option Plan, as amended through January 5, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2000 filed on March 23, 2001 (SEC File No. 001-13455)).

10.2***	Director Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2000 filed on March 23, 2001 (SEC File No. 001-13455)).
10.3***	1998 Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2000 filed on March 23, 2001 (SEC File No. 001-13455)).
10.4***

1996 Stock Option Plan for Nonexecutive Employees and Consultants (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 19, 1997 (SEC File No. 333-61988)).

10.5***

Letter of Agreement with Gary C. Hanna, dated March, 2002 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (SEC File No. 001-13455)).

10.6***	Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 001-13455)).
10.7

Credit Agreement dated as of September 7, 2004, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, Bank of America, National Association, as Administrative Agent, Bank One, NA and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, attaching the guaranty dated as of September 7, 2004, by the borrowers, as guarantors, to the Administrative Agent for the benefit of the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2004 (SEC File No. 001-13455)).

10.8***

Agreement between TETRA Technologies, Inc. and Geoffrey M. Hertel dated February 26, 1993 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2005 (SEC File No. 001-13455)).

10.9***	Form of Incentive Stock Option Agreement, dated as of December 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2005 SEC File No. 001-13455)).
10.10***

TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).

10.11***

Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, and Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to the Company’s Form 8-K filed on May 8, 2006 (SEC File No. 001-13455)).

10.12+***	Summary Description of the Compensation of Non-Employee Directors of TETRA Technologies, Inc.
10.13+***	Summary Description of Named Executive Officer Compensation.
10.14

Purchase and Sale Agreement by and between Pioneer Natural Resources USA, Inc. as Seller and Maritech Resources, Inc. as Purchaser, dated July 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2005 (SEC File No. 001-13455), certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

10.15

Purchase and Sale Agreement among Devon Energy Production Company, L.P., Devon Louisiana Corporation, and Devon Energy Petroleum Pipeline Company, as Seller and Maritech Resources, Inc., as Buyer and TETRA Technologies, Inc., as Guarantor, dated July 22, 2005, as amended by the 1st Amendment to Purchase and Sale Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005 (SEC File No. 001-13455), certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

10.16***

Nonqualified Stock Option Agreement between TETRA Technologies, Inc. and Stuart Brightman, dated April 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2005 (SEC File No. 001-13455)).

10.17***

First Amendment to the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003) dated December 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2005 (SEC File No. 001-13455)).

10.18***

Form of Stock Option Agreement under the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003), as further amended by the First Amendment to the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 22, 2005 (SEC File No. 001-13455)).

10.19

Agreement and Third Amendment to Credit Agreement dated as of January 20, 2006, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, JP Morgan Chase Bank, National Association (successor to Bank One, NA) and Wells Fargo Bank, N.A., as syndication agents, Comerica Bank, as documentation agent, Bank of America, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 23, 2006 (SEC File No. 001-13455)).

10.20

Credit Agreement, as amended and restated, dated as of June 27, 2006, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, National Association and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2006 (SEC File No. 001-13455)).

10.21

Agreement and First Amendment to Credit Agreement dated as of December 15, 2006, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, National Association and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2007 (SEC File No. 001-13455)).

10.22***	TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 12, 2002 (SEC File No. 001-13455)).
10.23***

TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
23.2+	Consent of Ryder Scott Company, L.P.
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Filed with this report.

** Furnished with this report.

*** Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date: March 1, 2007

By: /s/Geoffrey M. Hertel

Geoffrey M. Hertel, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Ralph S. Cunningham	Chairman of	March 1, 2007
Ralph S. Cunningham	the Board of Directors

/s/Geoffrey M. Hertel	President and Director	March 1, 2007
Geoffrey M. Hertel	(Principal Executive Officer)

/s/Joseph M. Abell	Senior Vice President	March 1, 2007
Joseph M. Abell	(Principal Financial Officer)

/s/Ben C. Chambers	Vice President - Accounting	March 1, 2007
Ben C. Chambers	(Principal Accounting Officer)

/s/Paul D. Coombs	Executive Vice President and Director	March 1, 2007
Paul D. Coombs	(Executive Vice President of Strategic Initiatives)

/s/Tom H. Delimitros	Director	March 1, 2007
Tom H. Delimitros

/s/Allen T. McInnes	Director	March 1, 2007
Allen T. McInnes

/s/Kenneth P. Mitchell	Director	March 1, 2007
Kenneth P. Mitchell

/s/Kenneth E. White, Jr.	Director	March 1, 2007
Kenneth E. White, Jr.

EXHIBIT INDEX

3.1

Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on December 27, 1995 (SEC File No. 33-80881)).

3.2

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on December 27, 1995 (SEC File No. 33-80881)).

3.3

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 3.1(ii) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (SEC File No. 001-13455)).

3.4

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed on May 25, 2004 (SEC File No. 333-115859)).

3.5

Certificate of Amendment of Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 filed on May 4, 2006 (SEC File No. 333-133790)).

3.6

Certificate of Designation of Series One Junior Participating Preferred Stock of the Company dated October 27, 1998 (incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A filed on October 28, 1998 (SEC File No. 001-13455)).

3.7	Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-4 filed on May 4, 2006 (SEC File No. 333-133790)).
4.1

Rights Agreement dated October 26, 1998 between the Company and Computershare Investor Services LLC (as successor in interest to Harris Trust & Savings Bank), as Rights Agent (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on October 28, 1998 (SEC File No. 001-13455)).

4.2

Master Note Purchase Agreement, dated September 27, 2004 by and among TETRA Technologies, Inc. and Jackson National Life Insurance Company, Massachusetts Mutual Life Insurance Company, C.M. Life Insurance Company, Allstate Life Insurance Company, Teachers Insurance and Annuity Association of America, Pacific Life Insurance Company, the Prudential Assurance Company Limited (PAC), and Panther CDO II, B.V. (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on September 30, 2004 (SEC File No. 001-13455)).

4.3	Form of 5.07% Senior Notes, Series 2004-A, due September 30, 2011 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on September 30, 2004 (SEC File No. 001-13455)).
4.4	Form of 4.79% Senior Notes, Series 2004-B, due September 30, 2011 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on September 30, 2004 (SEC File No. 001-13455)).
4.5

Subsidiary Guaranty dated September 27, 2004, executed by TETRA Applied Holding Company, TETRA International Incorporated, TETRA Micronutrients, Inc., Seajay Industries, Inc., TETRA Investment Holding Co., Inc., TETRA Financial Services, Inc., Compressco, Inc., Providence Natural Gas, Inc., TETRA Applied LP, LLC, TETRA Applied GP, LLC, TETRA Production Testing GP, LLC, TPS Holding Company, LLC, T Production Testing, LLC, TETRA Real Estate, LLC, TETRA Real Estate, LP, Compressco Testing, L.L.C., Compressco Field Services, Inc., TETRA Production Testing Services, L.P., and TETRA Applied Technologies, L. P., for the benefit of the holders of the Notes (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on September 30, 2004 (SEC File No. 001-13455)).

4.6

First Supplement to Master Note Purchase Agreement, dated April 18, 2006, by and among TETRA Technologies, Inc. and Jackson National Life Insurance Company, Allianz Life Insurance Company of North America, United of Omaha Life Insurance Company, Mutual of Omaha Insurance Company, CUNA Mutual Life Insurance Company, CUNA Mutual Insurance Society, CUMIS Insurance Society, Inc., Members Life Insurance Company, and Modern Woodmen of America, attaching the form of the 5.90% Senior Notes, Series 2006-A, due April 30, 2016 as an exhibit thereto (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 20, 2006 (SEC File No. 001-13455)).

10.1***

1990 Stock Option Plan, as amended through January 5, 2001 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2000 filed on March 23, 2001 (SEC File No. 001-13455)).

10.2***	Director Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-K for the year ended December 31, 2000 filed on March 23, 2001 (SEC File No. 001-13455)).
10.3***	1998 Director Stock Option Plan (incorporated by reference to Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2000 filed on March 23, 2001 (SEC File No. 001-13455)).
10.4***

1996 Stock Option Plan for Nonexecutive Employees and Consultants (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 19, 1997 (SEC File No. 333-61988)).

10.5***

Letter of Agreement with Gary C. Hanna, dated March, 2002 (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2001 filed on March 26, 2002 (SEC File No. 001-13455)).

10.6***	Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002 filed on March 27, 2003 (SEC File No. 001-13455)).
10.7

Credit Agreement dated as of September 7, 2004, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, Bank of America, National Association, as Administrative Agent, Bank One, NA and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, attaching the guaranty dated as of September 7, 2004, by the borrowers, as guarantors, to the Administrative Agent for the benefit of the lenders under the Credit Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 8, 2004 (SEC File No. 001-13455)).

10.8***

Agreement between TETRA Technologies, Inc. and Geoffrey M. Hertel dated February 26, 1993 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2005 (SEC File No. 001-13455)).

10.9***	Form of Incentive Stock Option Agreement, dated as of December 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2005 SEC File No. 001-13455)).
10.10***

TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).

10.11***

Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, and Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to the Company’s Form 8-K filed on May 8, 2006 (SEC File No. 001-13455)).

10.12+***	Summary Description of the Compensation of Non-Employee Directors of TETRA Technologies, Inc.
10.13+***	Summary Description of Named Executive Officer Compensation.
10.14

Purchase and Sale Agreement by and between Pioneer Natural Resources USA, Inc. as Seller and Maritech Resources, Inc. as Purchaser, dated July 7, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on November 9, 2005 (SEC File No. 001-13455), certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

10.15

Purchase and Sale Agreement among Devon Energy Production Company, L.P., Devon Louisiana Corporation, and Devon Energy Petroleum Pipeline Company, as Seller and Maritech Resources, Inc., as Buyer and TETRA Technologies, Inc., as Guarantor, dated July 22, 2005, as amended by the 1st Amendment to Purchase and Sale Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed on November 9, 2005 (SEC File No. 001-13455), certain portions of this exhibit have been omitted pursuant to a confidential treatment request filed with the Securities and Exchange Commission).

10.16***

Nonqualified Stock Option Agreement between TETRA Technologies, Inc. and Stuart Brightman, dated April 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2005 (SEC File No. 001-13455)).

10.17***

First Amendment to the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003) dated December 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2005 (SEC File No. 001-13455)).

10.18***

Form of Stock Option Agreement under the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003), as further amended by the First Amendment to the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 22, 2005 (SEC File No. 001-13455)).

10.19

Agreement and Third Amendment to Credit Agreement dated as of January 20, 2006, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, JP Morgan Chase Bank, National Association (successor to Bank One, NA) and Wells Fargo Bank, N.A., as syndication agents, Comerica Bank, as documentation agent, Bank of America, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 23, 2006 (SEC File No. 001-13455)).

10.20

Credit Agreement, as amended and restated, dated as of June 27, 2006, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, National Association and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2006 (SEC File No. 001-13455)).

10.21

Agreement and First Amendment to Credit Agreement dated as of December 15, 2006, among TETRA Technologies, Inc. and certain of its subsidiaries, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, National Association and Wells Fargo Bank, N.A., as syndication agents, and Comerica Bank, as documentation agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 10, 2007 (SEC File No. 001-13455)).

10.22***	TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 12, 2002 (SEC File No. 001-13455)).
10.23***

TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
23.2+	Consent of Ryder Scott Company, L.P.
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Filed with this report.

** Furnished with this report.

*** Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

TETRA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes B and L to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment".

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of TETRA Technologies, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

TETRA Technologies, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that TETRA Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TETRA Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired assets and operations of Epic Divers, Inc., which is included in the 2006 consolidated financial statements of TETRA Technologies, Inc. and constituted $81.7 million and $75.1 million of total and net assets, respectively, as of December 31, 2006, and $59.3 million and $10.1 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of TETRA Technologies, Inc. also did not include an evaluation of the internal control over financial reporting of the acquired assets and operations of Epic Divers, Inc.

In our opinion, management’s assessment that TETRA Technologies, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, TETRA Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TETRA Technologies, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of TETRA Technologies, Inc. and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas

February 28, 2007

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$5,535	$1,597
Restricted cash	582	554
Trade accounts receivable, net of allowances for doubtful accounts of $2,432 in 2006 and $778 in 2005	243,352	144,005
Inventories	118,837	75,700
Deferred tax assets	4,438	9,924
Assets of discontinued operations	4,086	8,627
Prepaid expenses and other current assets	31,267	11,290
Total current assets	408,097	251,697

Property, plant and equipment:
Land and building	19,539	18,348
Machinery and equipment	325,029	232,483
Automobiles and trucks	27,800	16,963
Chemical plants	48,332	47,433
Oil and gas producing assets	284,267	198,107
Construction in progress	40,308	6,958
	745,275	520,292
Less accumulated depreciation and depletion	(237,126)	(170,118)
Net property, plant and equipment	508,149	350,174

Other assets:
Goodwill	125,961	105,240
Patents, trademarks and other intangible assets, net of accumulated amortization of $11,335 in 2006 and $8,462 in 2005	16,317	5,938
Other assets	27,666	13,801
Total other assets	169,944	124,979
	$1,086,190	$726,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$78,859	$53,898
Accrued liabilities	82,435	77,743
Liabilities of discontinued operations	464	3,222
Total current liabilities	161,758	134,863

Long-term debt, net	336,381	157,270
Deferred income taxes	51,243	32,349
Decommissioning liabilities, net	101,125	112,456
Other liabilities	15,303	5,765
Total long-term and other liabilities	504,052	307,840

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized; 73,877,467 shares issued at December 31, 2006 and 71,757,362 shares issued at December 31, 2005	739	717
Additional paid-in capital	147,178	121,022
Treasury stock, at cost; 1,946,039 shares held at December 31, 2006, and 2,219,480 shares held at December 31, 2005	(10,524)	(11,657)
Accumulated other comprehensive income	4,875	(2,169)
Retained earnings	278,112	176,234
Total stockholders' equity	420,380	284,147
	$1,086,190	$726,850

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
Product sales	$388,257	$279,483	$185,898
Services and rentals	396,611	245,852	164,100
Total revenues	784,868	525,335	349,998

Cost of revenues:
Cost of product sales	201,279	192,631	130,492
Cost of services and rentals	240,427	156,612	110,349
Depreciation, depletion, amortization and accretion	84,161	46,713	32,137
Total cost of revenues	525,867	395,956	272,978
Gross profit	259,001	129,379	77,020

General and administrative expense	93,692	70,999	50,162
Operating income	165,309	58,380	26,858

Interest expense, net	13,293	5,980	1,678
Other income, net	4,883	3,659	260
Income before taxes and discontinued operations	156,899	56,059	25,440
Provision for income taxes	54,209	18,770	8,186
Income before discontinued operations	102,690	37,289	17,254
Income (loss) from discontinued operations	(812)	773	445

Net income	$101,878	$38,062	$17,699

Basic net income per common share:
Income before discontinued operations	$1.43	$0.54	$0.26
Income (loss) from discontinued operations	(0.01)	0.01	0.00
Net income	$1.42	$0.55	$0.26
Average shares outstanding	71,631	68,588	67,112

Diluted net income per common share:
Income before discontinued operations	$1.37	$0.52	$0.24
Income (loss) from discontinued operations	(0.01)	0.01	0.01
Net income	$1.36	$0.53	$0.25
Average diluted shares outstanding	74,824	72,137	71,199

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands, Except Share Information)

							Accumulated Other Comprehensive Income
	Outstanding Common Shares	Treasury Shares Held	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Derivative Instruments	Currency Translation	Total Stockholders' Equity

Balance at December 31, 2003	66,324,594	1,905,996	$682	$97,801	$(7,153)	$120,473	$(798)	$(236)	$210,769

Net income for 2004						17,699			17,699
Translation adjustment, net of taxes of $1,556								2,415	2,415
Net change in derivative fair value, net of taxes of $932							(1,640)		(1,640)
Reclassification of derivative fair value into earnings, net of taxes of $1,371							2,399		2,399
Comprehensive income									20,873
Exercise of common stock options	1,637,772	(137,334)	15	5,160	196				5,371
Purchase of treasury stock	(420,000)	420,000			(3,322)				(3,322)
Tax benefit upon exercise of certain nonqualified and incentive options				2,490					2,490
Balance at December 31, 2004	67,542,366	2,188,662	$697	$105,451	$(10,279)	$138,172	$(39)	$2,179	$236,181

Net income for 2005						38,062			38,062
Translation adjustment, net of taxes of $2,096								(3,224)	(3,224)
Net change in derivative fair value, net of taxes of $2,747							(4,636)		(4,636)
Reclassification of derivative fair value into earnings, net of taxes of $2,103							3,551		3,551
Comprehensive income									33,753
Exercise of common stock options	2,257,416	(231,082)	20	9,462	973				10,455
Purchase of treasury stock	(261,900)	261,900			(2,351)				(2,351)
Tax benefit upon exercise of certain nonqualified and incentive options				6,109					6,109
Balance at December 31, 2005	69,537,882	2,219,480	$717	$121,022	$(11,657)	$176,234	$(1,124)	$(1,045)	$284,147

Net income for 2006						101,878			101,878
Translation adjustment, net of taxes of $1,528								3,037	3,037
Net change in derivative fair value, net of taxes of $5,592							9,440		9,440
Reclassification of derivative fair value into earnings, net of taxes of $3,218							(5,433)		(5,433)
Comprehensive income									108,922
Exercise of common stock options	2,393,546	(273,441)	22	10,221	1,133				11,376
Stock option expense				3,430					3,430
Tax benefit upon exercise of certain nonqualified and incentive options				12,505					12,505
Balance at December 31, 2006	71,931,428	1,946,039	$739	$147,178	$(10,524)	$278,112	$2,883	$1,992	$420,380

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities:
Net income	$101,878	$38,062	$17,699
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	83,016	44,806	32,137
Dry hole costs and oil and gas property impairments	1,145	1,907	–
Provision for deferred income taxes	23,152	(3,244)	5,956
Stock option expense	3,430	–	–
Provision for doubtful accounts	442	668	(257)
Gain on sale of property, plant and equipment	(5,031)	(2,406)	(492)
Cost of compressor units sold	6,451	7,045	2,659
Other non-cash charges and credits	(2,467)	3,065	(401)
Excess tax benefit from exercise of stock options	(12,505)	–	–
Equity in (earnings) loss of unconsolidated subsidiary	(250)	(511)	44
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(84,902)	(58,578)	(6,544)
Inventories	(41,512)	(23,224)	(7,811)
Prepaid expenses and other current assets	(12,746)	(7,291)	(394)
Trade accounts payable and accrued expenses	13,681	57,580	17,616
Decommissioning liabilities	(19,089)	(5,106)	(4,600)
Discontinued operations – non-cash charges and working capital changes	257	(669)	1,278
Other	(718)	18	(1,522)
Net cash provided by operating activities	54,232	52,122	55,368

Investing activities:
Purchases of property, plant and equipment	(192,292)	(87,793)	(53,306)
Business combinations, net of cash acquired	(68,651)	–	(151,456)
Proceeds from sale of property, plant and equipment	2,638	5,484	401
Proceeds from insured replacement cost	11,300	–	–
Change in restricted cash	(28)	(12)	(294)
Other investing activities	(1,116)	(50)	350
Investing activities of discontinued operations	(194)	(1,226)	(2,238)
Net cash used in investing activities	(248,343)	(83,597)	(206,543)

Financing activities:
Proceeds from long-term debt and capital lease obligations	321,693	82,163	274,023
Principal payments on long-term debt and capital lease obligations	(148,057)	(62,172)	(135,890)
Repurchase of common stock	–	(2,351)	(3,322)
Excess tax benefit from exercise of stock options	12,505	–	–
Proceeds from sale of common stock and exercised stock options	11,377	10,455	5,371
Net cash provided by financing activities	197,518	28,095	140,182
Effect of exchange rate changes on cash	531	(387)	555

Increase (decrease) in cash and cash equivalents	3,938	(3,767)	(10,438)
Cash and cash equivalents at beginning of period	1,597	5,364	15,802
Cash and cash equivalents at end of period	$5,535	$1,597	$5,364

Supplemental cash flow information:
Interest paid	$13,468	$6,414	$747
Taxes paid	24,957	10,285	1,525

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$7,620	$71,126	$11,587

Adjustment of fair value of decommissioning liabilities capitalized (credited) to oil and gas properties	$6,003	$(741)	$(1,191)

See Notes to Consolidated Financial Statements

TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

The Company’s WA&D Division consists of two operating segments: WA&D Services and Maritech. The WA&D Services segment provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment. The WA&D Services segment also provides diving, marine, engineering, electric wireline, workover, and drilling services. The WA&D Services segment operates primarily in the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico.

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

Reclassifications

The consolidated financial statements retroactively reflect the effect of certain stock splits of the Company’s common stock, which were each effected in the form of a stock dividend to all stockholders of record as of the record dates. In May 2006, the Company declared a 2-for-1 stock split to all stockholders of record as of May 15, 2006. On May 22, 2006, stockholders received one additional share of common stock for each share held on the record date. In August 2005, the Company declared a 3-for-2 stock split to all stockholders of record as of August 19, 2005. On August 26, 2005, stockholders received one additional share of common stock for every two shares held as of the record date. Accordingly, all disclosures involving the number of shares of the Company’s common stock outstanding, issued or to be issued, such as with Company stock options, and all per share amounts, have been retroactively adjusted to reflect the impact of the stock split. See Note K – Capital Stock, for further discussion of the stock splits.

Certain billed salary and labor expenses of the Company’s Maritech subsidiary have been reported within cost of revenues instead of being credited to general and administrative expense as previously reported in prior years. Prior year period amounts have been reclassified to conform to the current year’s presentation. The amounts of such reclassification are $1.1 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively. The amount of such expenses is $2.7 million for the year ended December 31, 2006. This reclassification had no effect on net income for any of the periods presented.

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

The Company determines the appropriate classification of any marketable debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Such debt securities are classified as available for sale. During 2004, the Company purchased $16.2 million of marketable debt securities and sold $30.2 million of such marketable debt securities. The Company reflected no unrealized net holding gains or losses at December 31, 2004. During 2006, 2005 and 2004, the Company held no securities which were classified as held to maturity or trading.

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

As a result of its outstanding balance under a variable rate bank credit facility, the Company faces market risk exposure related to changes in applicable interest rates. The Company has previously reduced the cash flow volatility of its variable rate debt through the utilization of interest rate swap contracts which provided for the Company to pay a fixed rate of interest and receive a variable rate of interest over the term of the contracts. As of December 31, 2006 and 2005, the Company had no interest rate swap contracts outstanding, but has entered into certain fixed interest rate notes which are scheduled to mature in 2011 and 2016.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined on a specific identification basis when the Company believes that collection of specific amounts owed to it is not probable.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Significant components of inventories as of December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005
	(In Thousands)
Finished goods	$98,036	$61,395
Raw materials	6,093	3,800
Parts and supplies	14,198	9,991
Work in progress	510	514
Total inventories	$118,837	$75,700

Property, Plant and Equipment

Property, plant and equipment are stated at the cost of assets acquired. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance are charged to operations as incurred. For financial reporting purposes, the Company generally provides for depreciation using the straight-line method over the estimated useful lives of assets which are as follows:

Buildings	15 – 25 years
Machinery, vessels, and equipment	3 – 15 years
Automobiles and trucks	4 years
Chemical plants	15 years

Certain machinery, equipment and properties are depreciated or depleted based on operating hours or units of production, subject to a minimum amount, because depreciation and depletion occur primarily through use rather than through elapsed time. Leasehold improvements are depreciated over the remaining term of the associated building lease. Depreciation and depletion expense for the years ended December 31, 2006, 2005, and 2004 was $74.1 million, $41.7 million, and $29.2 million, respectively.

Interest capitalized for the years ended December 31, 2006, 2005, and 2004 was $1.1 million, $0.3 million, and $0.1 million, respectively.

Oil and Gas Properties

Maritech and its subsidiaries purchase oil and gas properties and assume the related well abandonment and decommissioning liabilities (referred to as decommissioning liabilities). Maritech also conducts oil and gas exploitation and production activities on the acquired properties. The Company follows the successful efforts method of accounting for its oil and gas operations. Under the successful efforts method, the costs of successful exploratory wells and leases are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Other costs such as geological and geophysical costs, drilling costs of unsuccessful exploratory wells, and all internal costs are expensed. Maritech’s property purchases are recorded at the discounted fair value of the Company’s working interest share of decommissioning liabilities assumed (plus or minus any cash or other consideration paid or received at the time of closing the transaction). Many of the transactions have been structured so that the estimated fair value of the oil and gas reserves acquired and recorded approximately equals the amount of its working interest ownership of the decommissioning liabilities recorded, net of any cash received or paid. All capitalized costs are accumulated and recorded separately for each field and allocated to leasehold costs and well costs. Leasehold costs are depleted on a unit of production basis based on the estimated remaining equivalent proved oil and gas reserves of each field. Well costs are depleted on a unit of production basis based on the estimated remaining equivalent proved developed oil and gas reserves of each field. Oil and gas producing assets were depleted at an average rate of $2.49, $1.86, and $1.26 per Mcf equivalent for the years ended December 31, 2006, 2005, and 2004, respectively. Properties are assessed for impairment in value, with any impairment charged to expense, whenever indicators become evident.

During the first quarter of 2005, Maritech made the decision not to attempt certain workover procedures necessary to restore production on an offshore field which it operates. In connection with this decision, the Company charged the approximately $1.9 million net carrying value of such field to earnings. The above charge to earnings is included in depreciation, depletion, amortization and accretion in the accompanying statements of operations.

Gas Balancing

As part of its acquisitions of producing properties, Maritech has acquired gas balancing receivables and payables related to certain properties. Maritech allocates value for any acquired gas balancing positions using estimated amounts expected to be received or paid in the future. Amounts related to under-produced volume positions acquired are reflected as assets and amounts related to overproduced volume positions acquired are reflected as liabilities. At December 31, 2006 and 2005, the Company reflected a gas balancing receivable of $3.3 million and $3.2 million, respectively, in accounts receivable or other long-term assets and a gas balancing payable of $6.9 million and $3.1 million, respectively, in accrued liabilities or other long-term liabilities. Maritech accounts for gas sales revenue from such properties based on its entitled share of total monthly production, with any monthly over- or under-production taken as an adjustment to the gas balancing receivable or payable.

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

Intangible Assets

Patents, trademarks and other intangible assets are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. During 2006, the Company acquired intangible assets of approximately $13.1 million, with estimated useful lives ranging from 3 to 8 years (having a weighted average useful life of 6.29 years), associated with certain acquisitions consummated during the year. Amortization expense of patents, trademarks, and other intangible assets was $2.8 million, $1.4 million, and $1.1 million for the twelve months ended December 31, 2006, 2005, and 2004, respectively, and is included in operating income. The estimated future annual amortization expense of patents, trademarks, and other intangible assets is $3.4 million for 2007, $2.9 million for 2008, $2.0 million for 2009, $1.7 million for 2010, and $1.5 million for 2011.

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. The Company performs the impairment test on an annual basis or whenever indicators of impairment are present. For purposes of the impairment test, the reporting units are the Company’s four reporting segments: Fluids, WA&D Services, Maritech, and Production Enhancement. The Company has estimated the fair value of each reporting unit based upon the future discounted cash flows of the businesses to which goodwill relates and has determined that there is no impairment of the goodwill recorded as of December 31, 2006 or December 31, 2005. The changes in the carrying amount of goodwill by reporting unit for the two year period ended December 31, 2006, are as follows:

	Fluids	WA&D Services	Maritech	Production Enhancement	Total
	(In Thousands)
Balance as of December 31, 2004	$21,213	$6,764	$–	$79,666	$107,643
Foreign currency fluctuations	(2,158)	–	–	–	(2,158)
Acquisition purchase price adjustments	(195)	–	–	(50)	(245)

Balance as of December 31, 2005	18,860	6,764	–	79,616	105,240
Goodwill acquired during the year	905	12,583	–	5,534	19,022
Foreign currency fluctuations	1,699	–	–	–	1,699

Balance as of December 31, 2006	$21,464	$19,347	$–	$85,150	$125,961

Decommissioning Liabilities

Related to its acquired interests in oil and gas properties, Maritech estimates the third party fair values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms and clear the sites, and uses these estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2006 and 2005, Maritech’s decommissioning liabilities are net of approximately $65.3 million and $75.9 million, respectively, of such future reimbursements from these previous owners.

In estimating the decommissioning liabilities, the Company performs detailed estimating procedures, analysis, and engineering studies. Whenever practical, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) the Company’s actual out-of-pocket costs, the difference is reported as income (or loss) in the period in which the work is performed. The Company reviews the adequacy of its decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities to be recorded, which, in turn, would increase the carrying values of the related properties. In connection with 2006, 2005, and 2004 oil and gas property additions, the Company assumed net decommissioning liabilities having an estimated discounted fair value of approximately $3.0 million, $97.4 million, and $12.0 million, respectively. In association with decommissioning work performed, the Company recorded total reductions to the decommissioning liabilities for the years 2006, 2005, and 2004 of $19.1 million, $5.1 million, and $5.0 million, respectively.

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

Hurricane Repair Expenses

The Company incurred damage to certain of its onshore and offshore operating equipment and facilities during the third quarter of 2005 as a result of Hurricanes Katrina and Rita. The hurricanes damaged or destroyed certain of the Company’s fluids facilities, as well as certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech subsidiary also suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms and one of its production facilities were completely destroyed. The majority of Company assets damaged during these hurricanes have been repaired and have resumed operation. With regard to the destroyed offshore platforms, well intervention efforts on several of the wells associated with two of the destroyed platforms have been performed, and the Company is continuing to assess the extent of well intervention work required on wells associated with the third platform. These well intervention efforts are being performed by the Company’s WA&D Services segment. In addition, the Company is also continuing to assess the removal of debris costs associated with the destroyed platforms. Cumulative storm related costs incurred, including well intervention costs and repair costs of other damaged assets, totaled approximately $12.8 million and $102.3 million as of December 31, 2005 and 2006, respectively. The Company estimates that total storm related costs, including debris removal costs associated with the three destroyed platforms, will range between $157 to $181 million, the remaining portion of which is expected to be incurred in 2007 and beyond.

The significant majority of hurricane repair costs, including the well intervention and debris removal costs associated with the three destroyed Maritech platforms, is covered pursuant to the Company’s various insurance policies. As part of the process of making claims under its insurance policies, the Company submits evidence of these repair costs, as well as relevant information and documentation requested, to the insurance claims adjusters as the costs are incurred. During 2006, a total of approximately $57.9 million of hurricane related costs were reimbursed to the Company under its applicable insurance policies and, subsequent to December 31, 2006, an additional $12.5 million of hurricane related costs have been reimbursed.

Uninsured assets that were destroyed during the storms have been charged to earnings. Repair costs incurred up to the amount of deductibles are charged to earnings as they are incurred. Repair costs incurred and the net book value of destroyed assets which are covered under the Company’s insurance policies are included in accounts receivable net of reimbursements and any associated intercompany profit, and such accounts receivable amounts, including other non-storm related insurance claims, totaled $12.8 million and $64.5 million as of December 31, 2005 and 2006, respectively. Repair costs not considered probable of collection are charged to earnings. Insurance claim proceeds in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. During 2005 and 2006, approximately $1.3 million and $10.6 million, respectively, of such excess proceeds were credited to earnings. Intercompany profit on repair work performed by the Company’s WA&D Services segment is deferred until such time as insurance claim proceeds are received. The Company believes that all repair costs for these damaged assets included in accounts receivable will be reimbursed under its insurance policies.

Approximately $72 to $96 million of the Company’s estimated storm related costs consists of the well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. During 2006, the Company increased Maritech’s decommissioning liabilities associated with the three destroyed platforms by approximately $11.2 million for well intervention costs expected to be incurred in excess of maximum coverage amounts, and this increase was capitalized to the associated oil and gas properties. Primarily as a result of the above increased decommissioning liabilities, the Company charged approximately $5.2 million to operating expense during 2006. In the event that the Company’s actual well intervention costs do not exceed its maximum coverage amounts, or the excess is less than the associated decommissioning liabilities recorded, the difference may be reported in income in the period in which the work is performed. During the last half of 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters questioned whether certain well intervention costs for qualifying wells would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and its underwriters regarding these well intervention activities, and it continues to submit documentation of the costs of these activities to the claims adjusters, as requested, in an effort to obtain reimbursement for these costs. As of December 31, 2006, approximately $40.5 million of such well intervention costs had been incurred, and approximately $27.9 million, net of reimbursements and intercompany profit, is included in accounts receivable as of December 31, 2006. While the Company believes that all well intervention costs being questioned by the underwriters will qualify for reimbursement under its insurance policies and are probable of collection, it is possible that all or a portion of these costs may not be reimbursed.

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

Stock Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. The adoption of SFAS No. 123R resulted in stock compensation expense related to stock options and restricted stock for the year ended December 31, 2006 of $3.4 million, which is included in general and administrative expense. Prior to the adoption of SFAS No. 123R, and for the two years ended December 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. For further discussion of the Company’s stock option plans, and for pro forma stock compensation expense for the periods ended December 31, 2005, see Note L – Equity Based Compensation.

Research and Development

The Company expenses costs of research and development as incurred. Research and development expense for each of the years ended December 31, 2006, 2005, and 2004 was $1.5 million, $1.3 million, and $1.5 million, respectively.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS No. 109). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. This calculation requires the Company to make certain estimates about its future operations. Changes in state, federal, and foreign tax laws, as well as changes in the Company’s financial condition, could affect these estimates.

Income per Common Share

Basic earnings per share excludes any dilutive effects of options. Diluted earnings per share includes the dilutive effect of stock options, which is computed using the treasury stock method during the periods such options were outstanding. A reconciliation of the common shares used in the computations of income per common and common equivalent shares is presented in Note P – Income Per Share. There were no stock options or other dilutive securities excluded in the computation of diluted earnings per share for the years ended December 31, 2006, 2005, or 2004.

Foreign Currency Translation

The Company has designated the Euro, the British Pound, the Norwegian Kroner, the Canadian dollar, and the Brazilian Real as the functional currency for its operations in Finland and Sweden, the United Kingdom, Norway, Canada, and Brazil, respectively. The U.S. dollar is the designated functional currency for all of the Company's other foreign operations. The cumulative translation effects of translating the accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of stockholders' equity.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) published FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which prescribes a consistent recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, disclosure, interest, and penalties. FIN No. 48 will apply to fiscal years beginning after December 15, 2006. The Company anticipates that FIN No. 48 will have an immaterial impact on its overall financial position. At the present time, however, the Company is still investigating FIN No. 48’s impact on all material tax positions and the ultimate resulting effect, if any, is yet to be determined.

In September 2006, the FASB published Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial position and results of operations.

In February 2007, the FASB published SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits all entities to choose to elect to measure eligible financial instruments at fair value. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 159 will have on its financial position and results of operations.

NOTE C — DISCONTINUED OPERATIONS

During the fourth quarter of 2006, the Company made the decision to dispose of its fluids and production testing operations in Venezuela, due to several factors including the country’s changing political climate. The Company’s Venezuelan fluids operation was previously part of its Fluids Division and the production testing operation was previously part of its Production Enhancement Division. The Company has begun efforts to dispose or transfer the various assets associated with its Venezuelan operations and such efforts are expected to continue during 2007.

During the third quarter of 2003, the Company made the decision to dispose of its Norwegian process services operations, and began selling the associated facility assets. The Company determined that the Norwegian process services operation’s long-term model did not fit its core business strategy. The Company estimated the fair value of the facility assets based on negotiations to sell the facility and, during the third quarter of 2003, reflected an impairment of approximately $1.3 million, net of tax, on the assets related to its plans to dispose of the operation. In June 2005, the Company curtailed its attempts to sell the remaining facility assets, recorded an impairment expense for the carrying value of certain of the remaining facility assets, and transported the remaining equipment to the United States for use in the Company’s domestic process services operations. The Norwegian process services operation was previously reflected as a component of the Company’s Production Enhancement Division.

The Company has accounted for its Venezuelan fluids and production testing businesses and its Norwegian process services business as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the past three years is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Revenues
Venezuelan operations	$3,570	$5,684	$3,188
Norwegian process services	–	–	70
	$3,570	$5,684	$3,258
Income (loss), net of taxes
Venezuelan operations , net of taxes of $231, $107 and $117, respectively	$(915)	$1,041	$802
Norwegian process services, net of taxes of $55 ,$(144) and $(192), respectively	103	(268)	(357)
	$(812)	$773	$445

Assets and liabilities of discontinued operations related to the Venezuelan fluids and production testing businesses and the Norwegian process services business consist of the following as of December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In Thousands)
Current assets
Venezuela	$2,503	$4,751
Property, plant and equipment, net
Venezuela	1,583	3,876
Total assets	$4,086	$8,627

Current liabilities
Venezuela	$464	$3,062
Norwegian process services	–	160
Total liabilities	$464	$3,222

NOTE D — ACQUISITIONS AND DISPOSITIONS

In February 2006, the Company’s WA&D Services segment purchased a heavy lift derrick barge with a 615-ton capacity crane, the DB-1, from Offshore Specialty Fabricators, Inc. for $20 million. Subsequently, the Company made a number of modifications to the vessel, which began operating in the Gulf of Mexico in July 2006. The purchase further expands the WA&D Services segment’s decommissioning operations in the Gulf of Mexico.

In March 2006, the WA&D Services segment acquired the assets and operations of Epic Divers, Inc. and associated affiliate companies (Epic), a full service commercial diving operation that includes six marine vessels and two saturation diving units. Pursuant to the asset purchase agreement (the Epic Asset Purchase Agreement), the Company acquired Epic for consideration consisting of approximately $47.7 million of cash paid at closing. In addition, the Epic Asset Purchase Agreement provided for the Company to pay an additional $0.5 million, which was paid in June 2006, as well as a working capital adjustment of approximately $2.6 million, which was paid in September 2006. In addition, the Company has accrued approximately $0.8 million of additional purchase price adjustments, which it expects to pay to the seller during the first quarter of 2007. On June 7, 2006, the Company purchased a dynamically positioned dive support vessel, including a saturation diving unit, for approximately $6.5 million. Pursuant to the Epic Asset Purchase Agreement, a portion of the net profits earned by this dive support vessel and saturation diving unit over the initial three year term following its purchase is to be paid to the sellers. In addition, approximately $1.6 million, subject to adjustment, of additional purchase consideration is to be paid to the sellers at the end of this three year term. The acquisition of Epic, which provides diving services primarily to customers in the Gulf of Mexico, is a strategic expansion of the WA&D Services segment, which, in the past, contracted diving services from third parties, including Epic, in order to provide its well abandonment and decommissioning services to its customers. While Epic continues to provide diving services to many of its customers, including Maritech, the acquisition helps the WA&D Services segment ensure the availability of these critical services to a substantial portion of its customers. The Company allocated the purchase price of the Epic acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $13.8 million of net working capital; $17.6 million of property, plant and equipment; $8.9 million of certain intangible assets; and $12.6 million of goodwill. Intangible assets other than goodwill are amortized over their useful lives ranging from three to eight years.

In March 2006, the Company acquired Beacon Resources, LLC (Beacon), a production testing operation, as part of its Production Enhancement Division. The acquisition of Beacon expands the Division’s production testing services operation into the west Texas and eastern New Mexico markets. The Company acquired Beacon for approximately $15.6 million paid at closing, with an additional $0.5 million to be paid, subject to adjustment, over a three year period ending in March 2009. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million, to be paid in March 2009, depending on Beacon’s average pretax results of operations for each of the three years following the closing date. Any amounts payable pursuant to this contingent consideration provision will be reflected as liabilities as they become fixed and determinable. The Company allocated the purchase price of the Beacon acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $1.5 million of net working capital; $5.3 million of property, plant and equipment; $4.2 million of certain intangible assets; $0.4 million of other liabilities; and $5.5 million of goodwill. Intangible assets other than goodwill are amortized over their useful lives ranging from five to eight years.

In February 2006, Maritech granted a third party the right to participate in a 50% interest in future recompletions and drilling operations on one of its offshore properties. Maritech received a $2.0 million nonrefundable fee associated with the agreement, which was recorded as prospect fee revenue. In March 2006, Maritech exercised a contractual right to acquire certain overriding royalty interests related to one of its oil and gas properties in exchange for $5.0 million in cash and a $5.0 million reduction in the amount to be paid to Maritech by the seller upon performance of certain future well abandonment and decommissioning work. Maritech had previously entered into a development agreement with a third party covering the development of this oil and gas property, and, pursuant to this agreement, received $5.0 million cash during March 2006. In March, June and November 2006, Maritech sold certain oil and gas property assets in four separate transactions in exchange for the buyer’s assumption of the associated decommissioning liabilities, resulting in combined gains totaling approximately $5.1 million.

In September 2006, the Company acquired the assets and operations of Arrowhead Oil Field Services, Inc. (Arrowhead), an onshore water transfer company specializing in the transfer of high volumes of water in support of high pressure fracturing processes, as an expansion of its Fluids Division. The acquisition of Arrowhead allows the Fluids Division to expand its capacity for such services to customers in the Texas, Oklahoma, Arkansas, New Mexico, and Louisiana markets. The Company acquired Arrowhead for approximately $6.5 million of cash paid at closing. The Company allocated the purchase price of the Arrowhead acquisition to the fair value of the assets acquired, which consisted of approximately $2.3 million of property, plant and equipment; $3.3 million of certain intangible assets; and $0.9 million of goodwill. Intangible assets other than goodwill are amortized over their useful lives ranging from three to eight years.

In July 2005, Maritech acquired oil and gas producing properties located in the offshore Gulf of Mexico, in exchange for the assumption of the associated decommissioning obligations with an undiscounted value of approximately $32.6 million. The previous owner of the properties is contractually obligated to pay up to $19.5 million of the decommissioning obligations when the abandonment and decommissioning work is performed. The acquired oil and gas producing properties were recorded at a cost of approximately $11.4 million, consisting primarily of the discounted fair value of the net decommissioning liability assumed. The purchase and sale agreement also included an option whereby

Maritech may purchase additional oil and gas property interests in exchange for $5.0 million cash. Maritech exercised this purchase option in March 2006.

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

In September 2005, Maritech acquired oil and gas producing properties located in the offshore and inland waters region of the Gulf of Mexico in exchange for the assumption of the associated decommissioning liabilities with a discounted fair value of approximately $67.9 million, along with other associated liabilities of approximately $1.1 million. The purchase and sale agreement provided for Maritech to pay cash consideration of $4.0 million, subject to adjustment for the effects of exercised preferential rights and the properties’ cash flows occurring on or after the January 1, 2005 effective date. As a result of approximately $22.3 million of such cash adjustments primarily relating to the properties’ cash flows, Maritech received a net settlement of approximately $18.3 million of cash at closing, and received additional cash of approximately $2.9 million after closing, subject to final adjustment. The acquired oil and gas producing properties were recorded at their net cost of approximately $49.7 million, which includes approximately $1.9 million of associated transaction costs.

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

In July 2004, the Company completed the acquisition of Compressco, Inc. (Compressco) for approximately $94 million in cash, including transaction costs. Additionally, the Company repaid Compressco’s outstanding bank debt of approximately $15.8 million. Compressco designs, fabricates, sells, leases, and services wellhead compressors designed to enhance production from mature, low pressure natural gas wells located principally in the mid-continent, mid-western, western, Rocky Mountain, and Gulf Coast regions of the United States and western Canada and Mexico. The acquisition cost of Compressco reflects Compressco’s significant strategic value to the Company. The Company retained Compressco’s existing management and workforce to expand Compressco’s operations and to develop synergies with the Company’s existing operations. The Company allocated the purchase price of the Compressco acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $7.7 million of net working capital, approximately $29.3 million of property, plant and equipment, approximately $1.9 million of certain intangible assets, approximately $1.7 million of other liabilities, and approximately $72.1 million of goodwill. Intangible assets acquired are amortized over their useful lives of three to six years. Beginning July 2004, the results of operations of Compressco were combined with the Company’s Production Enhancement Division.

In September 2004, the Company completed the acquisition of the European calcium chloride assets of Kemira Oyj of Helsinki, Finland (the TCE Calcium chloride assets) in a cash transaction. The acquisition closed on September 30, 2004, with a total consideration of approximately $40.5 million, including accrued transaction costs. The acquired assets enabled the Company to expand its calcium chloride production and marketing operations and further penetrate international energy and industrial markets. The acquisition cost of the TCE calcium chloride assets is in excess of the net tangible and intangible assets acquired and reflects the strategic value of the acquisition to the Company’s Fluids Division. The Company allocated the purchase price of the acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $4.7 million of net working capital, approximately $11.8 million of property, plant and equipment, approximately $5.6 million of other assets, approximately $0.9 million of certain intangible assets, approximately $0.5 million of other liabilities, and approximately $15.5 million of tax deductible goodwill. Intangible assets acquired are amortized over their useful lives of three to ten years. Beginning October 2004, the results of operations from the acquired TCE calcium chloride assets were combined with the Company’s Fluids Division operations.

In September 2004, the Company purchased a heavy lift derrick barge with an 800-ton capacity crane, based in the Gulf of Mexico, for approximately $21 million in cash. The purchase expanded the decommissioning operations of the Company’s WA&D Division.

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

NOTE E — LEASES

The Company leases some of its transportation equipment, office space, warehouse space, operating locations and machinery and equipment. The office, warehouse and operating location leases, which vary from one to ten year terms that expire at various dates through 2012, and are renewable for three and five year periods on similar terms, are classified as operating leases. Transportation equipment leases expire at various dates through 2010 and are also classified as operating leases. The office, warehouse and operating location leases and machinery and equipment leases generally require the Company to pay all maintenance and insurance costs.

As of December 31, 2006, the Company had no significant capital leases outstanding. Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms of one year or more, consist of the following at December 31, 2006:

Operating Leases
(In Thousands)
2007	$6,714
2008	4,368
2009	2,024
2010	1,022
2011	316
After 2011	201
Total minimum lease payments	$14,645

Rental expense for all operating leases was $13.1 million, $7.2 million, and $6.7 million in 2006, 2005, and 2004, respectively.

The Company, through its Compressco subsidiary, leases oil and gas wellhead compression equipment to its customers throughout the mid-continent, mid-western, western, Rocky Mountain, and Gulf Coast regions of the United States as well as in western Canada and Mexico. Total compressor equipment leased or available for lease at December 31, 2006 and 2005 is approximately $68.8 million and $47.3 million, respectively. Future minimum rental payments as of December 31, 2006 are not material, as leasing arrangements are typically on a month to month basis.

NOTE F — INCOME TAXES

The income tax provision attributable to continuing operations for the years ended December 31, 2006, 2005, and 2004, consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Current
Federal	$25,696	$18,853	$1,644
State	904	1,524	(536)
Foreign	4,457	1,637	1,122
	31,057	22,014	2,230
Deferred
Federal	20,407	(4,261)	5,298
State	1,939	(119)	504
Foreign	806	1,136	154
	23,152	(3,244)	5,956

Total tax provision	$54,209	$18,770	$8,186

A reconciliation of the provision for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2006, 2005, and 2004 to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Income tax provision computed at statutory federal income tax rates	$54,915	$19,621	$8,904
State income taxes (net of federal benefit)	1,848	913	(21)
Nondeductible expenses	1,093	582	434
Impact of international operations	(1,145)	(1,276)	(48)
Excess depletion	(698)	(550)	(713)
Other	(1,804)	(520)	(370)
Total tax provision	$54,209	$18,770	$8,186

Income before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Domestic	$138,771	$47,544	$24,581
International	18,128	8,515	859
Total	$156,899	$56,059	$25,440

The Company uses the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The Company will establish a valuation allowance, to reduce the deferred tax assets, when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While the Company has considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that the Company will be able to realize all of its deferred tax assets. Significant components of the Company's deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

Deferred Tax Assets:
	December 31,
	2006	2005
	(In Thousands)
Tax inventory over book	$810	$474
Allowance for doubtful accounts	287	259
Accruals	58,237	56,511
Unrealized currency loss on Euro debt	981	–
Net operating loss carryforward	3,272	5,040
All other	5,968	3,957
Total deferred tax assets	69,555	66,241
Valuation allowance	(2,079)	(2,059)
Net deferred tax assets	$67,476	$64,182

Deferred Tax Liabilities:
	December 31,
	2006	2005
	(In Thousands)
Excess book over tax basis in property, plant and equipment	$94,085	$79,165
Unrealized currency gain on Euro debt	–	547
Goodwill amortization	2,943	2,356
All other	17,253	4,539
Total deferred tax liability	114,281	86,607
Net deferred tax liability	$46,805	$22,425

The change in the valuation allowance during 2006 relates to an increase of foreign operating loss carryforwards generated and other foreign deferred tax assets partially offset by a reduction due to the utilization of foreign operating loss carryforwards. The Company believes the ability to generate sufficient taxable income may not allow it to realize the tax benefits of the deferred tax assets generated in 2006 within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

At December 31, 2006, the Company had approximately $7.6 million of foreign net operating loss carryforwards. In addition, for U.S. Federal income tax purposes at December 31, 2006, the Company has approximately $2.7 million of net operating losses (NOLs) that were generated by Compressco domestic entities prior to their acquisition by the Company. Although the use of these acquired domestic NOLs are subject to limitations imposed by the Internal Revenue Code, the Company believes that it is more likely than not that such NOLs will be utilized prior to their expiration. In those countries in which NOLs are subject to an expiration period, the Company’s loss carryforwards, if not utilized, will expire at various dates from 2012 through 2024. At December 31, 2006, the Company had approximately $1.6 million of foreign tax credits available to offset future payment of Federal income taxes. The foreign tax credits expire in varying amounts through 2016.

NOTE G — ACCRUED LIABILITIES

Accrued liabilities are detailed as follows:

	December 31,
	2006	2005
	(In Thousands)
Decommissioning liabilities, current portion	$33,402	$20,774
Compensation and employee benefits	19,916	13,339
Oil and gas producing liabilities	10,590	24,341
Taxes payable	4,579	6,831
Interest expense payable	2,482	1,366
Gas balancing payable, current portion	105	3,108
Derivative liabilities	3	2,397
Transportation and distribution costs	587	811
Professional fees	226	492
Commissions, royalties and rebates	46	149
Other accrued liabilities	10,499	4,135
	$82,435	$77,743

NOTE H — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	December 31,
	2006	2005
	(In Thousands)
Bank revolving line of credit facility	$154,242	$69,106
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	36,969	33,164
5.90% Senior Notes, Series 2006-A	90,000	–
Vehicle loans	337	–
	336,548	157,270
Less current portion	167	–
Total long-term debt	$336,381	$157,270

Scheduled maturities for the next five years and thereafter are as follows:

Year Ending
December 31,
(In Thousands)
2007	$167
2008	112
2009	50
2010	8
2011	246,211
Thereafter	90,000
$336,548

Bank Credit Facilities

In September 2004, the Company entered into a five year $140 million revolving credit facility with a syndication of banks. The Company used the initial borrowings under this facility to repay all outstanding obligations under its previous credit facility, and terminated the previous credit facility. The $140 million revolving credit facility was unsecured and was guaranteed by certain of the Company’s domestic subsidiaries. Borrowings generally bore interest at LIBOR plus 0.75% to 1.75%, depending on a certain financial ratio of the Company, and the Company paid a commitment fee on unused portions of the facility at a rate from 0.20% to 0.375%, also depending on this financial ratio. The credit facility contained customary covenants and other restrictions, including dollar limits on the amount of Company capital expenditures, acquisitions, and asset sales.

In January 2006, the Company amended the revolving credit facility agreement to increase the facility up to $200 million, thus increasing its availability under the facility by $60 million. During the first quarter of 2006, the Company borrowed approximately $101.4 million under its bank revolving credit facility primarily to fund certain first quarter 2006 acquisitions.

In June 2006, the Company entered into a revolving credit facility (the Restated Credit Facility), which amended and restated the Company’s existing credit facility to, among other things, extend the maturity date of the five year $200 million facility from September 7, 2009 to June 27, 2011 and provide for a future expansion of the facility, with the agreement of existing or additional lenders, to a maximum of

$300 million. In December 2006, the Company amended the revolving credit facility to increase the facility to the maximum $300 million. The facility remains unsecured and is guaranteed by the Company’s material domestic subsidiaries. Borrowings under the Restated Credit Facility bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. The Company pays a commitment fee on unused portions of the facility at a rate from 0.15% to 0.30%, also depending on this financial ratio. As of December 31, 2006, the average interest rate on the outstanding balance under the credit facility was 5.88%. During the last half of 2006, the Company borrowed a net amount of approximately $67.0 million to fund its capital expenditure requirements, including the September 2006 acquisition of Arrowhead.

The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants that were modified from the previous credit facility agreement. In addition, the Restated Credit Facility also eliminates the previous limitations on aggregate asset sales and capital expenditures. Additionally, the Restated Credit Facility includes cross-default provisions relating to any other indebtedness of the Company greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company is in compliance with all covenants and conditions of its credit facility as of December 31, 2006. Defaults under the Restated Credit Facility that are not timely remedied could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

Senior Notes

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million Euros (approximately $37.0 million equivalent at December 31, 2006) in aggregate principal amount of Series 2004-B Senior Notes pursuant to a Master Note Purchase Agreement. The Series 2004-A Senior Notes and 2004-B Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. Net proceeds from the sale of the Senior Notes were used to pay down a portion of existing indebtedness under the new revolving credit facility and to fund the acquisition of the Kemira calcium chloride assets.

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

The Series 2004-A Senior Notes bear interest at the fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Senior Notes bear interest at the fixed rate of 4.79% and mature on September 30, 2011. Interest on the 2004-A Senior Notes and the 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90% and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. The Company may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of the Company’s wholly owned domestic subsidiaries. The Master Note Purchase Agreement, as supplemented, contains customary covenants and restrictions, requires the Company to maintain certain financial ratios, and contains customary default provisions, as well as a cross-default provision relating to any other indebtedness of the Company of $20 million or more. The Company is in compliance with all covenants and conditions of the Master Note Purchase Agreement as of December 31, 2006. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

NOTE I — ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners and any contractual amount to be paid by the previous owner of the property when the liabilities are satisfied. The Company also operates facilities in various U.S. and foreign locations in the manufacture, storage, and sale of its products, inventories and equipment, including offshore oil and gas production facilities and equipment. These facilities are a combination of owned and leased assets. The Company is required to take certain actions in connection with the retirement of these assets. The Company has reviewed its obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. These fair value amounts have been capitalized as part of the cost basis of these assets. The costs are depreciated on a straight-line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties. The market risk premium for a significant majority of the asset retirement obligations is considered small, relative to the related estimated cash flows, and has not been used in the calculation of asset retirement obligations.

The changes in the asset retirement obligations during the most recent two year period are as follows:

	Year Ended December 31,
	2006	2005
	(In Thousands)
Beginning balance for the period, as reported	$136,843	$42,874

Activity in the period:
Accretion of liability	6,989	3,412
Retirement obligations incurred	2,823	97,468
Revisions in estimated cash flows	15,853	1,871
Settlement of retirement obligations	(24,168)	(8,782)

Ending balance at December 31	$138,340	$136,843

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

In the normal course of its Fluids Division operations, the Company enters into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require the Company to purchase the entire output of the raw material or finished product produced by the manufacturer. The Company’s purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. The Company recognizes a liability for the purchase of such products at the time they are received by the Company. During 2006, the Company significantly increased its purchase obligations as a result of the execution of a new long term supply agreement with Chemtura Corporation, and a termination of an existing supply agreement whereby significant purchases of product are required to be purchased. As of December 31, 2006, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to the Fluids Division’s supply agreements was approximately $274.1 million, extending through 2029. Amounts purchased under these agreements for each of the years ended December 31, 2006, 2005, and 2004 was $1.0 million, $2.0 million, and $2.0 million, respectively.

In October 2005, one of the Company’s drilling rig barges was damaged by a fire, and a claim was submitted pursuant to the Company’s insurance coverage. The drilling rig barge has been repaired and is now operational. Through December 31, 2006, the Company has incurred approximately $8.0 million for the repair costs of this asset, and has included such costs in accounts receivable, as such costs are probable of being reimbursed pursuant to its applicable insurance policy. Approximately $2.1 million of these costs were reimbursed in January 2007. In February 2007, the Company received a notice from its insurance underwriters, stating that they consider that approximately $3.7 million of this claim is not covered under the applicable policy, and requesting additional information on a portion of the remaining costs incurred. The Company has reviewed the underwriters’ position with regard to this claim, believes it is without merit, and intends to aggressively pursue reimbursement of its repair costs.

Related to its acquired interests in oil and gas properties, Maritech estimates the third party fair values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms, and clear the sites, and uses the estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2006, Maritech’s decommissioning liability is net of approximately $65.3 million of such future reimbursements from these previous owners.

A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third-party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third-party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in Other Liabilities in the accompanying consolidated balance sheets at December 31, 2006 and 2005. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

NOTE K — CAPITAL STOCK

The Company's Restated Certificate of Incorporation authorizes the Company to issue 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. The voting, dividend and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by the Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

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

In January 2004, the Board of Directors of the Company authorized the repurchase of up to $20.0 million of its common stock. During 2006, the Company made no purchases of its common stock pursuant to this authorization. During 2005, the Company purchased 261,900 shares of its common stock for aggregate consideration of approximately $2.4 million pursuant to this authorization. During 2004, the Company purchased 420,000 shares of its common stock for aggregate consideration of approximately $3.3 million pursuant to this authorization.

During the past three years, the Company has declared a 2-for-1 stock split and a 3-for-2 stock split, which were each effected in the form of stock dividends, whereby stockholders of record received additional shares of common stock, with any fractional shares paid in cash based on the closing price per share of the common stock as of the record date. In May 2006, the Company declared a 2-for-1 stock split to all stockholders of record as of May 16, 2006, resulting in the May 22, 2006 issuance of 36,740,501 additional shares outstanding. In August 2005, the Company declared a 3-for-2 stock split to all stockholders of record as of August 19, 2005, resulting in the August 26, 2005 issuance of 22,806,032 additional shares outstanding. The consolidated financial statements retroactively reflect the effect of each of the above stock splits and, accordingly, all disclosures involving the number of shares of common stock outstanding, issued or to be issued, and all per share amounts, retroactively reflect the impact of these stock splits.

NOTE L — EQUITY-BASED COMPENSATION

Adoption of SFAS 123(R)

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” (SFAS No. 123R) using the modified prospective transition method. In addition, the SEC issued Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB No. 107) in March, 2005, which provides supplemental SFAS No. 123R application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 (as amended), “Accounting for Share-Based Compensation” (SFAS No. 123), and (b) compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS No. 123R resulted in stock compensation expense related to stock options and restricted stock for the year ended December 31, 2006 of $3.4 million, which is included in general and administrative expense. This expense reduced net income by $2.2 million and reduced basic and diluted earnings per share by $0.03 for the year ended December 31, 2006.

The Black-Scholes option-pricing model was used to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2006 equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2006 for the expected option term.

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

In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (FSP 123R-3). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of stock-based compensation under SFAS No. 123 R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC

Pool) related to the tax effects of stock-based compensation, and for determining the subsequent impact on the APIC Pool and consolidated statements of cash flows of the tax effects of stock-based compensation awards that are outstanding upon adoption of SFAS No. 123R.

Pro Forma Stock Compensation Expense for the Periods Ended December 31, 2005

Prior to the adoption of SFAS No. 123R, and for the two years ended December 31, 2005, the Company accounted for stock-based compensation using the intrinsic value method, whereby compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. If compensation expense had been recognized based on the estimated fair value of each option granted in accordance with the provisions of SFAS No. 123 and been amortized over the options’ vesting periods, net income and earnings per share would have been as follows:

	Year Ended December 31,
	2005	2004
	(In Thousands, Except Per Share Amounts)
Net income - as reported	$38,062	$17,699
Stock-based employee compensation expense in reported net income, net of related tax effects	–	–
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax efects	(2,608)	(7,836)
Net income - pro forma	$35,454	$9,863

Net income per share - as reported	$0.55	$0.26
Net income per share - pro forma	$0.52	$0.15

Net income per diluted share - as reported	$0.53	$0.25
Net income per diluted share - pro forma	$0.49	$0.14

Pro forma compensation expense under SFAS No. 123, among other computational differences, does not consider potential pre-vesting forfeitures. Because of these differences, the pro forma stock compensation expense presented for the years ended December 31, 2005 and 2004 under SFAS No. 123 and the stock compensation expense recognized during the year ended December 31, 2006 under SFAS No. 123R are not directly comparable. In accordance with the modified prospective transition method of SFAS No. 123R, the prior year comparative results have not been restated.

Equity-Based Compensation as of December 31, 2006

The Company has various stock option plans which provide for the granting of options for the purchase of the Company’s common stock and other performance-based awards to executive officers, key employees, nonexecutive officers, consultants and directors of the Company. Incentive stock options are exercisable for periods up to ten years.

The TETRA Technologies, Inc. 1990 Stock Option Plan (the 1990 Plan) was initially adopted in 1985 and subsequently amended to change the name, the number, and the type of options that could be granted as well as the time period for granting stock options. As of December 31, 2004, no further options may be granted under the 1990 Plan. The Company granted performance stock options under the 1990 Plan to certain executive officers. These granted options have an exercise price per share of not less than the market value at the date of issuance and are fully vested and exercisable.

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

The following is a summary of stock option activity for the years ended December 31, 2006, 2005, and 2004:

	Shares Under Option	Weighted Average Option
	(In Thousands)	Price Per Share

Outstanding at December 31, 2003	8,986	$4.14

Options granted	2,530	8.57
Options cancelled	(360)	5.09
Options exercised	(1,728)	3.53
Outstanding at December 31, 2004	9,428	5.40

Options granted	724	9.66
Options cancelled	(110)	4.92
Options exercised	(2,290)	4.73
Outstanding at December 31, 2005	7,752	6.01

Options granted	1,014	24.46
Options cancelled	(81)	9.37
Options exercised	(2,326)	5.07
Outstanding at December 31, 2006	6,359	9.25

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the year ended December 31, 2006, was approximately $41.0 million. Cash received from stock options exercised during the year ended December 31, 2006 was $11.4 million. Recognized excess tax benefits related to the exercise of stock options during the year ended December 31, 2006 were $12.5 million.

Stock options authorized for issuance, outstanding and currently exercisable at December 31, 2006 are as follows:

	2006	2005	2004
	(In Thousands, Except Per Share Amounts)
TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan
Maximum number of shares authorized for issuance	1,300	–	–
Shares reserved for future grants	589	–	–
Options exercisable at period end	–	–	–
Weighted average exercise price of options exercisable at period end	$–	$–	$–

1990 TETRA Technologies, Inc. Employee Plan (as amended)
Maximum number of shares authorized for issuance	17,775	17,775	17,775
Shares reserved for future grants	–	–	–
Options exercisable at period end	3,297	4,910	6,036
Weighted average exercise price of options exercisable at period end	$6.05	$5.62	$5.38

Director Stock Option Plans (as amended)
Maximum number of shares authorized for issuance	2,138	2,138	2,138
Shares reserved for future grants	–	282	534
Options exercisable at period end	770	890	900
Weighted average exercise price of options exercisable at period end	$8.30	$6.30	$4.93

All Other Plans
Maximum number of shares authorized for issuance	3,615	3,615	3,376
Shares reserved for future grants	–	274	414
Options exercisable at period end	904	810	556
Weighted average exercise price of options exercisable at period end	$8.74	$7.48	$5.43

	Options Outstanding			Options Exercisable
Range of Exercise Price	Shares	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contracted Life	Weighted Average Exercise Price
	(In Thousands)			(In Thousands)
$1.61 to $4.37	1,519	4.5	$3.34	1,296	4.2	$3.16
$4.37 to $8.11	1,635	5.4	$5.28	1,590	5.4	$5.24
$8.11 to $9.21	1,833	5.8	$9.06	1,652	5.6	$9.09
$9.21 to $20.85	630	8.6	$13.13	433	8.5	$12.03
$20.85 to $30.00	742	9.4	$27.25	–	–	–
	6,359	6.1	$9.25	4,971	5.4	$6.57

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected stock price volatility 33% to 35%, expected life of options 3.4 to 4.8 years, risk-free interest rate 4.6%, and no expected dividend yield. The weighted average fair value of options granted during the year ended December 31, 2006 and 2005, using the Black-Scholes model, was $8.17 and $3.71 per share, respectively. Total estimated unrecognized compensation cost from unvested stock options and restricted stock as of December 31, 2006 was approximately $10.0 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.

Certain options exercised during 2006, 2005, and 2004 were exercised through the surrender of 15,559, 31,416, and 86,166 shares, respectively, of the Company’s common stock previously owned by the option holder for a period of at least six months prior to exercise. Such surrendered shares received by the Company are included in treasury stock. At December 31, 2006, net of options previously exercised pursuant to its various stock option plans, the Company has a maximum of 7,031,239 shares of common stock issuable pursuant to stock options previously granted and outstanding and stock options authorized to be granted in the future.

NOTE M — 401(k) PLAN

The Company has a 401(k) retirement plan (the Plan) that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. The Company matches 50% of each employee’s contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. In addition, the Company can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to the Company’s 401(k) plan was $2.0 million, $1.5 million, and $0.5 million in 2006, 2005, and 2004, respectively.

NOTE N — DEFERRED COMPENSATION PLAN

The Company provides its officers, directors and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were twenty one participants in the program at December 31, 2006. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain the sole property of the Company, which uses a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the insured. The Company separately contracts with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2006, the amounts payable under the plan approximated the value of the corresponding assets owned by the Company.

NOTE O — HEDGE CONTRACTS

The Company has market risk exposure in the sales prices it receives for its oil and gas production and currency exchange rate risk exposure related to specific transactions denominated in a foreign currency as well as to investments in certain of its international operations. The Company’s financial risk management activities involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures for a significant portion of its oil and gas production and for certain foreign currency transactions. Under SFAS No. 133, as amended by SFAS Nos. 137 and 138, all derivative instruments are required to be recognized on the balance sheet at their fair value, and criteria must be established to determine the effectiveness of the hedging relationship. Hedging activities may include hedges of fair value exposures, hedges of cash flow exposures and hedges of a net investment in a foreign operation. A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability or firm commitment being hedged through earnings. Hedges of cash flow exposure are undertaken to hedge a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of stockholders’ equity, and then be reclassified into earnings in the period or periods during which the hedged transaction affects earnings. Transaction gains and losses attributable to a foreign currency transaction that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity is subject to the same accounting as translation adjustments. As such, the effect of a rate change on a foreign currency hedge is the same as the accounting for the effect of the rate change on the net foreign investment; both are recorded in the cumulative translation account, a component of stockholders’ equity, and are partially or fully offsetting. Any ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings.

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

During the years ended December 31, 2006, 2005, and 2004, the Company entered into certain cash flow hedging swap and collar contracts to fix cash flows relating to a portion of the Company’s oil and gas production. Each of these contracts qualified for hedge accounting. As of December 31, 2006, ten swap contracts remain outstanding, with various expiration dates through December 2008. The fair value of the asset for outstanding cash flow hedge oil swap contracts at December 31, 2006 and 2005 was $4.6 million and $0.6 million, respectively, which is included in prepaid expenses and other current assets in the accompanying consolidated balance sheets. The fair value of the liability for the outstanding cash flow hedge gas swap contract at December 31, 2005 was $2.4 million. This liability is included in accrued liabilities in the accompanying consolidated balance sheets. Such amounts at December 31, 2006 will be reclassified into earnings over the term of the hedge swap contracts. As the hedge contracts were highly effective, the entire gain (loss) of $2.9 million and ($1.1) million from changes in contract fair value, net of taxes, as of December 31, 2006 and 2005, respectively, are included in other comprehensive income (loss) within stockholders’ equity. Approximately $4.0 million of such contract fair value, net of taxes, is expected to be reclassified into earnings within the next twelve months.

During the year ended December 31, 2004, the Company borrowed 35 million Euros to fund the acquisition of the TCE calcium chloride assets. This debt is designated as a hedge of the Company’s net investment in that foreign operation. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At December 31, 2006, the Company had 35 million Euros (approximately $46.2 million) designated as a hedge of a net investment in a foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $(2.0) million and $1.2 million, net of taxes, as of December 31, 2006 and 2005, respectively.

NOTE P — INCOME PER SHARE

The following is a reconciliation of the common shares outstanding with the number of shares used in the computation of income per common and common equivalent share:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Number of weighted average common shares outstanding	71,632	68,588	67,112
Assumed exercise of stock options	3,192	3,548	4,086
Average diluted shares outstanding	74,824	72,136	71,198

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

The Company’s WA&D Division consists of two operating segments: WA&D Services and Maritech. The WA&D Services segment provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment. The WA&D Services segment also provides diving, marine, engineering, electric wireline, workover and drilling services. The WA&D Services segment operates primarily in the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico.

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

The Company generally evaluates performance and allocates resources based on profit or loss from operations before income taxes and nonrecurring charges, return on investment and other criteria. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. Transfers between segments, as well as geographic areas, are priced at the estimated fair value of the products or services as negotiated between the operating units. “Corporate overhead” includes corporate general and administrative expenses, corporate depreciation and amortization, interest income and expense and other income and expense.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$209,829	$201,127	$134,159
WA&D Division
WA&D Services	3,448	4,021	7,420
Maritech	164,099	62,876	39,983
Intersegment eliminations	–	–	–
Total WA&D Division	167,547	66,897	47,403
Production Enhancement Division	10,881	11,459	4,335
Consolidated	388,257	279,483	185,897

Services and rentals
Fluids Division	34,158	20,052	16,392
WA&D Division
WA&D Services	220,878	131,895	85,101
Maritech	3,709	2,276	2,015
Intersegment eliminations	–	–	–
Total WA&D Division	224,587	134,171	87,116
Production Enhancement Division	137,866	91,629	60,593
Consolidated	396,611	245,852	164,101

Intersegment revenues
Fluids Division	562	189	203
WA&D Division
WA&D Services	73,859	6,031	10,038
Maritech	–	–	–
Intersegment eliminations	(73,859)	(6,031)	(10,038)
Total WA&D Division	–	–	–
Production Enhancement Division	175	102	157
Intersegment eliminations	(737)	(291)	(360)
Consolidated	–	–	–

Total revenues
Fluids Division	244,549	221,368	150,754
WA&D Division
WA&D Services	298,185	141,947	102,559
Maritech	167,808	65,152	41,998
Intersegment eliminations	(73,859)	(6,031)	(10,038)
Total WA&D Division	392,134	201,068	134,519
Production Enhancement Division	148,922	103,190	65,085
Intersegment eliminations	(737)	(291)	(360)
Consolidated	$784,868	$525,335	$349,998

Depreciation, depletion, amortization, and accretion
Fluids Division	$9,180	$8,158	$7,448
WA&D Division
WA&D Services	11,958	5,888	4,911
Maritech	46,988	20,405	10,624
Intersegment eliminations	(127)	(271)	(166)
Total WA&D Division	58,819	26,022	15,369
Production Enhancement Division	15,166	11,629	8,690
Corporate overhead	996	904	630
Consolidated	$84,161	$46,713	$32,137

	Year Ended December 31,
	2006		2005		2004
	(In Thousands)
Interest Expense
Fluids Division	$1		$3		$23
WA&D Division
WA&D Services	62		9		2
Maritech	4		–		–
Intersegment eliminations	–		–		–
Total WA&D Division	66		9		2
Production Enhancement Division	94		–		7
Corporate overhead	13,481		6,297		1,930
Consolidated	$13,642		$6,309		$1,962

Income before taxes and discontinued operations
Fluids Division	$60,939		$33,805		$15,662
WA&D Division
WA&D Services	51,007		21,370		8,566
Maritech	55,105		4,871		8,545
Intersegment elimination	(7,865)		(34)		22
Total WA&D Division	98,247		26,207		17,133
Production Enhancement Division	43,671		26,161		10,473
Corporate overhead	(45,958	)(1)	(30,114	)(1)	(17,828	)(1)
Consolidated	$156,899		$56,059		$25,440

Total assets
Fluids Division	$270,152		$207,363		$175,150
WA&D Division
WA&D Services	279,541		117,244		107,640
Maritech	302,381		194,593		46,650
Intersegment eliminations	(41,618)		(12,487)		(11,397)
Total WA&D Division	540,304		299,350		142,893
Production Enhancement Division	243,724		187,067		167,876
Corporate overhead	32,010	(2)	33,070	(2)	23,069	(2)
Consolidated	$1,086,190		$726,850		$508,988

Capital expenditures
Fluids Division	$11,679		$8,363		$7,853
WA&D Division
WA&D Services	59,335		3,905		22,751
Maritech	71,961		41,023		6,845
Intersegment eliminations	(1,635)		(233)		(136)
Total WA&D Division	129,661		44,695		29,460
Production Enhancement Division	46,802		33,627		13,934
Corporate overhead	4,150		1,108		2,059
Consolidated	$192,292		$87,793		$53,306

(1) Amounts reflected include the following general corporate expenses:

	2006	2005	2004
General and administrative expense	$31,149	$22,495	$15,053
Depreciation and amortization	997	903	630
Interest expense	13,481	6,297	1,930
Other general corporate (income)/expense, net	331	419	215
Total	$45,958	$30,114	$17,828

(2) Includes assets of discontinued operations.

Summarized financial information concerning the geographic areas of the Company’s customers and in which the Company operates at December 31, 2006, 2005, and 2004 is presented below:

	Year Ended December 31,
	2006		2005		2004
	(In Thousands)
Revenues from external customers:
U.S.	$663,245		$425,384		$308,844
Canada and Mexico	22,001		17,737		10,428
South America	12,881		2,690		1,333
Europe	74,292		68,107		23,500
Africa	3,421		4,781		4,611
Asia and other	9,028		6,636		1,282
Total	784,868		525,335		349,998

Transfers between geographic areas:
U.S.	1,425		1,556		516
Canada and Mexico	–		–		–
South America	–		–		–
Europe	256		608		–
Africa	–		–		–
Asia and other	112		–		–
Eliminations	(1,793)		(2,164)		(516)
Total revenues	$784,868		$525,335		$349,998

Identifiable assets:
U.S.	$985,768		$640,602		$426,332
Canada and Mexico	12,515		10,943		8,661
South America	17,823		12,974		6,843
Europe	73,816		63,896		67,287
Africa	2,136		5,030		5,380
Asia and other	637		539		1,554
Eliminations	(6,505	)(1)	(7,134	)(1)	(7,069	)(1)
Total	$1,086,190		$726,850		$508,988

(1) Includes assets of discontinued operations.

In 2006, 2005, and 2004, no single customer accounted for more than 10% of the Company’s consolidated revenues.

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

Costs Incurred in Property Acquisition, Exploration, and Development Activities

The following table reflects the costs incurred in oil and gas property acquisition, exploration, and development activities during the years indicated. Consideration given for the acquisition of proved properties includes the assumption and any subsequent revision of the amount of the proportionate share of the well abandonment and decommissioning obligations associated with the properties.

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Acquisition of proved properties	$8,561	$115,795	$9,902
Exploration	–	–	–
Development	78,774	26,185	9,139
Total costs incurred	$87,335	$141,980	$19,041

Capitalized Costs Related to Oil and Gas Producing Activities:

Aggregate amounts of capitalized costs relating to the Company’s oil and gas producing activities and the aggregate amounts of related accumulated depletion, depreciation, and amortization as of the dates indicated, are presented below.

	December 31,
	2006	2005	2004
	(In Thousands)
Properties not being amortized	$8,377	$10,567	$179
Proved developed properties being amortized	275,890	187,540	58,689
Total capitalized costs	284,267	198,107	58,868
Less accumulated depletion, depreciation, and amortization	(81,709)	(41,886)	(25,121)
Net capitalized costs	$202,558	$156,221	$33,747

Included in capitalized costs of proved developed properties being amortized is the Company’s estimate of its proportionate share of decommissioning liabilities assumed relating to these properties, which is also reflected as decommissioning liabilities in the accompanying consolidated balance sheets.

Results of Operations for Oil and Gas Producing Activities:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Oil and gas sales revenues	$164,099	$62,876	$39,984
Production (lifting) costs	60,270	36,314	20,102
Exploration expenses	8	84	490
Accretion expense	6,825	3,230	1,444
Depreciation, depletion, and amortization	38,550	14,878	8,971
Dry hole costs	1,145	–	–
Impairments of properties	–	1,907	–
Pretax income from producing activities	57,301	6,463	8,977
Income tax expense	20,605	1,782	2,460
Results of oil and gas producing activities	$36,696	$4,681	$6,517

Results of operations for oil and gas producing activities excludes general and administrative and interest expenses directly related to such activities as well as any allocation of corporate or divisional overhead.

Estimated Quantities of Proved Oil and Gas Reserves (Unaudited):

The following information is presented with regard to the Company’s proved oil and gas reserves. The reserve values and cash flow amounts reflected in the following reserve disclosures are based on prices as of year end. Proved oil and gas reserve quantities are reported in accordance with guidelines established by the SEC. Ryder Scott Company, L.P. prepared the estimates for the Company’s reserves at December 31, 2006, 2005 and 2004, except for two producing fields (representing approximately 43% of proved reserves volumes) as of December 31, 2006 and one producing field (representing approximately 31% of proved reserves volumes) as of December 31, 2005, which were prepared by the Company. All of Maritech’s reserves are located in U. S. state and federal offshore waters of the Gulf of Mexico and onshore Louisiana.

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

Reserve Quantity Information	Oil	Gas
	(MBbls)	(MMcf)
Total proved reserves at December 31, 2003	3,275	13,925
Revisions of previous estimates	(301)	1,223
Production	(502)	(4,101)
Extensions and discoveries	64	6,615
Purchases of reserves in place	110	4,986
Sales of reserves in place	–	(243)

Total proved reserves at December 31, 2004	2,646	22,405
Revisions of previous estimates	63	(3,421)
Production	(484)	(5,088)
Extensions and discoveries	859	3,195
Purchases of reserves in place	5,703	29,900
Sales of reserves in place	(800)	(4,717)

Total proved reserves at December 31, 2005	7,987	42,274
Revisions of previous estimates	732	(44)
Production	(1,356)	(7,812)
Extensions and discoveries	1,299	5,230
Purchases of reserves in place	180	163
Sales of reserves in place	(13)	(73)

Total proved reserves at December 31, 2006	8,829	39,738

	Oil	Gas
Proved Developed Reserves	(MBbls)	(MMcf)

December 31, 2004	1,127	15,356
December 31, 2005	6,372	35,091
December 31, 2006	7,872	36,373

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributed to the Company’s oil and gas properties is as follows:

	December 31,
	2006	2005
	(In Thousands)
Future cash inflows	$752,500	$889,736
Future costs
Production	244,694	257,342
Development and abandonment	196,736	213,647
Future net cash flows before income taxes	311,070	418,747
Future income taxes	(104,832)	(137,424)
Future net cash flows	206,238	281,323
Discount at 10% annual rate	(20,148)	(47,335)
Standardized measure of discounted future net cash flows	$186,090	$233,988

Changes in Standardized Measure of Discounted Future Net Cash Flows:

	Year Ended December 31,
	2006	2005	2004
	(In Thousands)
Standardized measure,beginning of year	$233,988	$69,891	$49,862
Sales, net of production costs	(103,829)	(26,562)	(19,882)
Net change in prices, net of production costs	(143,181)	33,495	5,381
Changes in future development costs	9,127	993	(1,738)
Development costs incurred	13,148	4,596	2,750
Accretion of discount	23,399	6,989	4,986
Net change in income taxes	23,835	(79,612)	(11,811)
Purchases of reserves in place	6,585	206,331	12,882
Extensions and discoveries	86,223	71,423	29,171
Sales of reserves in place	3,885	(28,931)	(115)
Net change due to revision in quantity estimates	17,534	(18,813)	(2,233)
Changes in production rates (timing) and other	15,376	(5,812)	638
Subtotal	(47,898)	164,097	20,029

Standardized measure, end of year	$186,090	$233,988	$69,891

NOTE S — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows:

	Three Months Ended 2006
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$151,322	$207,052	$216,751	$209,743
Gross profit (1)	53,486	68,847	72,341	64,327
Income before discontinued operations	19,514	29,356	29,388	24,432
Net income	19,517	29,225	29,430	23,706

Net income per share before discontinued operations	$0.27	$0.41	$0.41	$0.34

Net income per diluted share before discontinued operations	$0.26	$0.39	$0.39	$0.33

	Three Months Ended 2005
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$117,116	$143,001	$120,857	$144,361
Gross profit (1)	25,388	42,172	25,694	36,125
Income before discontinued operations	5,527	14,843	5,962	10,957
Net income	5,713	14,971	6,197	11,181

Net income per share before discontinued operations	$0.08	$0.22	$0.09	$0.16

Net income per diluted share before discontinued operations	$0.08	$0.21	$0.08	$0.15

(1) The amounts for gross profit for each of the periods presented reflect the reclassification into cost of revenues of certain billed expenses which had previously been credited to general and administrative expense. The reclassified amounts were $441, $545, $849, and $854 during the quarters ended March 31, June 30, September 30 and December 31, 2006, respectively. The reclassified amounts were $111, $312, $349 and $341 during the quarters ended March 31, June 30, September 30, and December 31, 2005, respectively. The reclassification conforms to the current year presentation and had no effect on net income for the periods presented.

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

TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe		Deductions - Describe		Balance at End of Period
Year ended December 31, 2004:
Allowance for doubtful accounts	$1,323	$(257)	$148	(3)	$(730	)(1)	$484

Inventory reserves	$202	$–	$–		$(54	)(2)	$148

Year ended December 31, 2005:
Allowance for doubtful accounts	$484	$668	$–		$(374	)(1)	$778

Inventory reserves	$148	$17	$–		$–	(2)	$165

Year ended December 31, 2006:
Allowance for doubtful accounts	$778	$1,962	$–		$(308	)(1)	$2,432

Inventory reserves	$165	$346	$–		$–	(2)	$511

(1) Uncollectible accounts written off, net of recoveries.

(2) Write-off of obsolete and/or worthless inventory.

(3) Includes $158,000 of allowance for doubtful accounts added from acquisition of businesses.

S-1