Form 10-Q
period 2007-03-31
TETRA TECHNOLOGIES INC
filed 2007-05-10
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

As of May 1, 2007, there were 72,611,516 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
Product sales	$115,356	$87,756
Services and rentals	132,308	63,566
Total revenues	247,664	151,322

Cost of revenues:
Cost of product sales	69,143	42,495
Cost of services and rentals	89,654	38,704
Depreciation, depletion, amortization and accretion	30,240	16,637
Total cost of revenues	189,037	97,836
Gross profit	58,627	53,486

General and administrative expense	24,004	21,432
Operating income	34,623	32,054

Interest expense, net	3,903	2,315
Other (income) expense, net	(1,251)	(341)
Income before taxes and discontinued operations	31,971	30,080
Provision for income taxes	11,189	10,566
Income before discontinued operations	20,782	19,514
Income (loss) from discontinued operations, net of taxes	(120)	3

Net income	$20,662	$19,517

Basic net income per common share:
Income before discontinued operations	$0.29	$0.27
Income (loss) from discontinued operations	(0.00)	0.00
Net income	$0.29	$0.27

Average shares outstanding	72,404	71,239

Diluted net income per common share:
Income before discontinued operations	$0.28	$0.26
Income (loss) from discontinued operations	(0.00)	0.00
Net income	$0.28	$0.26

Average diluted shares outstanding	75,091	74,244

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,230	$5,535
Restricted cash	587	582
Trade accounts receivable, net of allowances for doubtful accounts of $2,385 in 2007 and $2,432 in 2006	248,186	243,352
Inventories	119,581	118,837
Deferred tax assets	4,312	4,438
Assets of discontinued operations	4,806	4,086
Prepaid expenses and other current assets	27,488	31,267
Total current assets	408,190	408,097

Property, plant and equipment:
Land and building	19,702	19,539
Machinery and equipment	375,496	325,029
Automobiles and trucks	28,622	27,800
Chemical plants	48,093	48,332
Oil and gas producing assets	311,894	284,267
Construction in progress	15,958	40,308
	799,765	745,275
Less accumulated depreciation and depletion	(259,381)	(237,126)
Net property, plant and equipment	540,384	508,149

Other assets:
Goodwill	126,266	125,961
Patents, trademarks and other intangible assets, net of accumulated amortization of $12,287 in 2007 and $11,335 in 2006	20,376	21,317
Other assets	23,315	22,666
Total other assets	169,957	169,944
	$1,118,531	$1,086,190

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$105,913	$78,859
Accrued liabilities	83,834	82,435
Liabilities of discontinued operations	1,290	464
Total current liabilities	191,037	161,758

Long-term debt, net	315,756	336,381
Deferred income taxes	52,747	51,243
Decommissioning liabilities, net	99,819	101,125
Other liabilities	18,012	15,303
Total long-term and other liabilities	486,334	504,052

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 74,044,665 shares issued at March 31, 2007 and 73,877,467 shares issued at December 31, 2006	740	739
Additional paid-in capital	152,590	147,178
Treasury stock, at cost; 1,556,523 shares held at March 31, 2007 and 1,946,039 shares held at December 31, 2006	(8,452)	(10,524)
Accumulated other comprehensive income (loss)	(2,434)	4,875
Retained earnings	298,716	278,112
Total stockholders' equity	441,160	420,380
	$1,118,531	$1,086,190

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities:
Net income	$20,662	$19,517
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation, depletion, accretion and amortization	27,728	16,637
Dry hole costs	2,512	–
Provision for deferred income taxes	2,008	1,863
Stock option expense	1,372	1,250
Provision for doubtful accounts	141	322
Gain on sale of property, plant and equipment	(1,435)	(696)
Cost of compressor units sold	1,101	2,355
Other non-cash charges and credits	1,431	180
Excess tax benefit from exercise of stock options	(2,938)	(9,849)
Equity in (earnings) loss of unconsolidated subsidiary	9	(148)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(5,149)	(3,180)
Inventories	(429)	(21,980)
Prepaid expenses and other current assets	433	(2,318)
Trade accounts payable and accrued expenses	29,888	(4,118)
Decommissioning liabilities	(7,023)	(1,537)
Discontinued operations: non-cash charges and working capital changes	56	(1,039)
Other	(1,318)	(276)
Net cash provided by (used in) operating activities	69,049	(3,017)

Investing activities:
Purchases of property, plant and equipment	(56,311)	(46,472)
Business combinations, net of cash acquired	–	(62,292)
Proceeds from sale of property, plant and equipment	13	47
Proceeds from insured replacement cost	289	–
Change in restricted cash	(5)	(5)
Other investing activities	(271)	(142)
Investing activities of discontinued operations	–	(68)
Net cash used in investing activities	(56,285)	(108,932)

Financing activities:
Proceeds from long-term debt obligations	14,078	101,407
Principal payments on long-term debt obligations	(35,337)	(7,414)
Proceeds from exercise of stock options	3,177	8,116
Excess tax benefit from exercise of stock options	2,938	9,849
Net cash provided by (used in) financing activities	(15,144)	111,958
Effect of exchange rate changes on cash	75	9

Increase (decrease) in cash and cash equivalents	(2,305)	18
Cash and cash equivalents at beginning of period	5,535	1,597
Cash and cash equivalents at end of period	$3,230	$1,615

Supplemental cash flow information:
Interest paid	$4,327	$3,134
Income taxes paid	288	659

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$–	$4,910
Adjustment of fair value of decommissioning liabilities capitalized to oil and gas properties	$1,870	$–

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation. In addition, the accompanying unaudited consolidated financial statements retroactively reflect the effect of a 2-for-1 stock split effected in May 2006 and accordingly, all disclosures involving the number of shares of common stock outstanding and all per share amounts as of and for the periods ending prior to May 2006, retroactively reflect the impact of the stock split.

Statements of Cash Flows

For the purposes of the statements of cash flows, the Company considers all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2007	2006
Number of weighted average common shares outstanding	72,404,434	71,239,058
Assumed exercise of stock options	2,687,016	3,005,318

Average diluted shares outstanding	75,091,450	74,244,376

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2007, the average market price of $23.14 was used. For the three months ended March 31, 2007, the average diluted shares outstanding excludes the impact of 583,084 average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

Hurricane Repair Expenses

The Company incurred damage to certain of its onshore and offshore operating equipment and facilities during the third quarter of 2005 as a result of Hurricanes Katrina and Rita. The hurricanes damaged or destroyed certain of the Company’s fluids facilities, as well as certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech Resources, Inc. (Maritech) subsidiary also suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms and one of its production facilities were completely destroyed. A majority of Company assets damaged during these hurricanes have been repaired and have resumed operation. With regard to the destroyed offshore platforms, well intervention efforts on a majority of the wells associated with two of the destroyed platforms have been performed, and the Company is continuing to assess the extent of well intervention work required on wells associated with the third platform. These well intervention efforts are being performed by the Company’s WA&D Services segment. In addition, the Company is also continuing to assess the removal of debris costs associated with the destroyed platforms. Repair and well intervention costs incurred that are covered under the Company’s insurance policies are included in accounts receivable, net of reimbursements and any associated intercompany profit, and such accounts receivable amounts, including other non-storm related insurance claims, totaled $48.5 million and $64.5 million as of March 31, 2007 and December 31, 2006, respectively.

Insurance claim proceeds in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. During the three months ended March 31, 2007, $0.8 million of insurance claim proceeds in excess of destroyed asset carrying values and repair costs were credited to earnings. Intercompany profit on repair work performed by the Company’s WA&D Services segment is deferred until such time as insurance claim proceeds are received. The Company believes that all of the repair costs for these damaged assets in excess of applicable deductible amounts and included in accounts receivable will be reimbursed under its insurance policies. For further discussion of the Company’s insurance receivables, see Note I – Commitments and Contingencies.

New Accounting Pronouncements

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

NOTE B – DISCONTINUED OPERATIONS

During the fourth quarter of 2006, the Company made the decision to dispose of its fluids and production testing operations in Venezuela due to several factors, including the country’s changing political climate. The Company’s Venezuelan fluids operation was previously part of its Fluids Division and the production testing operation was previously part of its Production Enhancement Division. The Company has begun efforts to dispose or transfer the various assets associated with its Venezuelan operations and such efforts are expected to continue during 2007.

The Company has accounted for its Venezuelan fluids and production testing businesses as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Revenues	$476	$918

Income (loss) before taxes	$(122)	$2
Income tax provision (benefit)	(2)	(1)
Income (loss) from discontinued operations, net of taxes	$(120)	$3

Assets and liabilities of discontinued operations related to the Venezuelan fluids and production testing businesses consist of the following as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(In Thousands)
Current assets	$3,380	$2,503
Property, plant and equipment, net	1,426	1,583
Total assets	$4,806	$4,086

Current liabilities	$1,290	$464
Total liabilities	$1,290	$464

NOTE C – ACQUISITIONS AND DISPOSITIONS

In March 2007, Maritech sold an interest in a certain oil and gas property in exchange for the buyer’s assumption of the associated decommissioning liability, resulting in a gain of approximately $1.5 million.

In April 2007, the Company acquired certain assets and the operations of a company that provides fluids transfer and related services in support of high pressure fracturing processes. The acquisition expands the Fluids Division’s existing water transfer and related services business by providing such services to customers in the Arkansas, TexOma, and ArkLaTex regions. As consideration for the acquired assets, the Company paid approximately $8.5 million of cash at closing, with up to an additional $2.5 million to be paid over the next two years, depending on the level of revenues generated by the acquired assets.

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	March 31, 2007	December 31, 2006
	(In Thousands)
Bank revolving line of credit facility	$133,418	$154,242
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	37,338	36,969
5.90% Senior Notes, Series 2006-A	90,000	90,000
European Credit Facility	–	–
Vehicle loans	–	337
	315,756	336,548
Less current portion	–	167
Total long-term debt	$315,756	$336,381

During the first quarter of 2007, the Company entered into a bank line of credit facility covering the day to day working capital needs of certain of its European operations (the European Credit Facility). The European Credit Facility provides available borrowing capacity of up to 5 million Euros (approximately $6.7 million as of March 31, 2007), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Facility agreement is cancellable by either party with 14 business days notice, and contains standard provisions in the event of default. As of March 31, 2007, the Company had no borrowings pursuant to the European Credit Facility.

NOTE E – ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations by estimating the fair value of retirement costs of long-lived assets and capitalizing them as part of the carrying amount of the applicable asset. The Company, through Maritech, owns interests in certain offshore oil and gas producing properties in the Gulf of Mexico. In addition, the Company operates facilities in various U.S. and foreign locations in the manufacture, storage, and sale of its products, inventories, and equipment, and the provision of its services. These facilities are a combination of owned and leased assets. The estimated cost to plug and abandon Maritech’s oil and gas properties and decommission its offshore production platforms and facilities is classified as decommissioning liabilities in the accompanying consolidated balance sheets and is recorded net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties when the liabilities are satisfied. The estimated cost of asset retirement obligations for the Company’s non-oil and gas property assets is classified within other long-term liabilities in the accompanying consolidated balance sheets. The current portion of asset retirement obligations is included in current liabilities.

The changes in total asset retirement obligations during the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Beginning balance for the period, as reported	$138,340	$136,843
Activity in the period:
Accretion of liability	1,969	1,718
Retirement obligations incurred	–	2,823
Revisions in estimated cash flows	3,163	85
Settlement of retirement obligations	(9,862)	(1,798)
Ending balance as of March 31	$133,610	$139,671

NOTE F – HEDGE CONTRACTS

The Company has market risk exposure in the sales prices it receives for its oil and gas production and currency exchange rate risk exposure related to specific transactions denominated in a foreign currency as well as investments in certain of its international operations. The Company’s financial risk management activities involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures for a significant portion of its oil and gas production and for certain foreign currency transactions. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the liability for the outstanding cash flow hedge oil and natural gas swap contracts at March 31, 2007 was approximately $7.9 million, which is included as accrued liabilities in the accompanying consolidated balance sheet. As the hedge contracts were highly effective, losses of $4.9 million from changes in contract fair value, net of taxes, as of March 31, 2007, are included in other comprehensive income (loss) within stockholders’ equity. The amounts of gains or losses from the changes in contract fair value are reclassified into earnings over the term of the hedge contracts. For the three month period ended March 31, 2007, the Company recorded approximately $0.1 million related to the ineffective portion of the change in the derivatives’ fair value related to the oil swap contracts and has reclassified such loss within other (income) expense in the accompanying consolidated statements of operations.

The Company’s long-term debt includes borrowings which are designated as a hedge of the Company’s net investment in its TCE European calcium chloride operation. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At March 31, 2007, the Company had 36 million Euros (approximately $48.0 million) designated as a hedge of a net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $2.3 million, net of taxes, at March 31, 2007.

NOTE G – COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Net income	$20,662	$19,517
Net change in derivative fair value, net of taxes of $(5,248) and $829, respectively	(8,860)	1,402
Reclassification of derivative fair value into earnings, net of taxes of $675 and $107, respectively	1,140	180
Foreign currency translation adjustment, net of taxes of $164 and $225, respectively	411	656

Comprehensive income	$13,353	$21,755

NOTE H – INCOME TAXES

The Company and certain of its subsidiaries file U.S. federal, state, and foreign income tax returns. The Company believes it has justification for the tax positions utilized in the various tax returns it files. With few exceptions, the Company is no longer subject to U.S. federal, state, local, or non-U.S. income tax examinations by tax authorities for years prior to 2002.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48), on January 1, 2007. FIN No. 48 provides guidance on measurement and recognition in accounting for income tax uncertainties and provides related guidance on derecognition, classification, disclosure, interest, and penalties. As a result of the implementation of FIN No. 48, the Company recognized approximately a $0.1 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, the Company has a gross amount of $4.7 million of unrecognized tax benefits, of which $2.4 million would affect the effective tax rate if recognized. Included in this amount as of January 1, 2007 is $2.2 million of accrued potential interest and penalties associated with these uncertain tax positions. The amount of expected decreases of unrecognized tax benefits over the next twelve month period is not material. The Company records any accrued penalties and interest related to unrecognized tax benefits in income tax expense, and such amounts were not material during the three months ended March 31, 2007.

NOTE I – COMMITMENTS AND CONTINGENCIES

Litigation – The Company and its subsidiaries are named as defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse impact on the financial statements.

Environmental – A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in other long-term liabilities in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies – Approximately $72 to $96 million of the Company’s total estimated storm related costs of $157 to $181 million from Hurricanes Katrina and Rita consists of the well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. In the event that the Company’s actual well intervention costs do not exceed its maximum coverage amounts, or the excess is less than the associated decommissioning liabilities recorded, the difference may be reported in income in the period in which the work is performed. During the last half of 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters have questioned whether certain well intervention costs for qualifying wells would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and its underwriters regarding these well intervention activities, and it continues to submit requested documentation of the costs of these activities to the claims adjusters, in an effort to obtain reimbursement for these costs. As of March 31, 2007, approximately $44.2 million of such well intervention costs had been incurred, and approximately $19.1 million, net of reimbursements and intercompany profit, is included in accounts receivable. While the Company believes that all well intervention costs being questioned by the underwriters will qualify for reimbursement under its insurance policies and are probable of collection, it is possible that all or a portion of these costs may not be reimbursed.

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

In October 2005, one of the Company’s drilling rig barges was damaged by a fire, and a claim was submitted pursuant to the Company’s insurance coverage. The drilling rig barge was repaired during 2006 and is now operational. As of March 31, 2007, approximately $6.4 million is included in the Company’s accounts receivable associated with the repair costs incurred for this asset, as such costs are probable of being reimbursed pursuant to the Company’s applicable insurance policy. This amount is net of approximately $2.1 million of insurance reimbursements which were collected in January 2007. In February 2007, the Company received a notice from its insurance underwriters, stating that they consider that approximately $3.7 million of this claim is not covered under the applicable policy, and requesting additional information on a portion of the remaining costs incurred. The Company has reviewed the underwriters’ position with regard to this claim, believes it is without merit, and intends to aggressively pursue reimbursement of its repair costs.

In March 2006, the Company acquired Beacon Resources, LLC (Beacon), a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date through March 2009. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability as it becomes fixed and determinable at the end of the three year period.

NOTE J – INDUSTRY SEGMENTS

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

The Company’s Production Enhancement Division provides production testing services to the Texas, New Mexico, Louisiana, offshore Gulf of Mexico, and certain international markets. In addition, it designs, fabricates, and services wellhead compression equipment, that is primarily used to provide compression services to enhance production from mature, low-pressure natural gas wells, which are located principally in the mid-continent, mid-western, western, Rocky Mountain, and Gulf Coast regions of the United States as well as in western Canada and Mexico. The Division also provides the technology and services required for the separation and recycling of oily residuals generated from petroleum refining operations.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$62,778	$47,621
WA&D Division
WA&D Services	1,008	782
Maritech	49,195	35,433
Intersegment eliminations	–	–
Total WA&D Division	50,203	36,215
Production Enhancement Division	2,375	3,920
Consolidated	115,356	87,756

Services and rentals
Fluids Division	10,278	6,737
WA&D Division
WA&D Services	87,836	32,536
Maritech	113	2,506
Intersegment eliminations	(6,874)	(6,820)
Total WA&D Division	81,075	28,222
Production Enhancement Division	40,955	28,607
Consolidated	132,308	63,566

Intersegment revenues
Fluids Division	55	39
WA&D Division
WA&D Services	–	–
Maritech	–	–
Intersegment eliminations	–	–
Total WA&D Division	–	–
Production Enhancement Division	17	23
Intersegment eliminations	(72)	(62)
Consolidated	–	–

Total revenues
Fluids Division	73,111	54,397
WA&D Division
WA&D Services	88,844	33,318
Maritech	49,308	37,939
Intersegment eliminations	(6,874)	(6,820)
Total WA&D Division	131,278	64,437
Production Enhancement Division	43,347	32,550
Intersegment eliminations	(72)	(62)
Consolidated	$247,664	$151,322

	Three Months Ended March 31,
	2007		2006
	(In Thousands)
Income before taxes and discontinued operations
Fluids Division	$7,947		$13,450
WA&D Division
WA&D Services	11,041		1,359
Maritech	11,128		17,865
Intersegment eliminations	1,574		(996)
Total WA&D Division	23,743		18,228
Production Enhancement Division	12,168		9,015
Corporate overhead	(11,887	)(1)	(10,613	)(1)
Consolidated	$31,971		$30,080

Total assets
Fluids Division	$278,485		$219,077
WA&D Division
WA&D Services	269,717		194,284
Maritech	302,422		212,596
Intersegment eliminations	(24,139)		(13,308)
Total WA&D Division	548,000		393,572
Production Enhancement Division	252,579		213,711
Corporate overhead	39,467	(2)	41,981	(2)
Consolidated	$1,118,531		$868,341

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
General and administrative expense	$7,513	$7,535
Depreciation and amortization	271	227
Interest expense	4,023	2,395
Other general corporate (income)/expense, net	80	456
Total	$11,887	$10,613

(2) Includes assets of discontinued operations.

NOTE K – SUBSEQUENT EVENT

In May 2007, the Company’s stockholders approved the adoption of the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan, which will supplement the Company’s existing stock option plans. Pursuant to the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan, the Company is authorized to grant up to 90,000 shares in the form of stock options (including incentive stock options and nonqualified stock options); restricted stock; bonus stock; stock appreciation rights; and performance awards.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

During the first quarter of 2007, the continued high demand for the Company’s products and services was again reflected in its results of operations. Consolidated revenues during the quarter exceeded the prior year period by 63.7%, and were the highest quarterly revenues in the Company’s history, surpassing its previous quarterly revenue record (set in the third quarter of 2006) by 14.3%. In particular, revenues of the Company’s WA&D Services segment reflected significant growth, more than doubling segment revenues compared to the prior year period, due primarily to its expanded capacity to provide services to Gulf of Mexico operators. Consolidated profitability increased only modestly, however, compared to the first quarter of the prior year, as consolidated gross profit as a percentage of revenues dropped from 35.3% during the first quarter of 2006 to 23.7% during the first quarter of 2007. The most significant decrease in gross profit and pretax income came from the Company’s Maritech Resources, Inc. (Maritech) subsidiary, which reported significant decreases due to lower natural gas commodity prices and increased operating expenses, primarily from increased insurance costs. In addition, Company profitability was affected by decreased gross profit from its Fluids Division, primarily due to the impact of increased raw material costs. WA&D Division profits, while increased compared to the prior year period, were negatively impacted by weather disruptions and other inefficiencies. Partially offsetting the above negative factors was the continued growth of the Company’s Production Enhancement Division operations, which contributed increased profitability from its production testing and Compressco, Inc. (Compressco) wellhead compression operations. The Company expects that the current strong demand for its products and services will continue throughout 2007, and is continuing to invest in its core businesses, including an April 2007 acquisition which expanded the Fluids Division completion services operations.

The Company’s consolidated balance sheet as of March 31, 2007 included current assets of $408.2 million and total assets of $1.1 billion. The Company’s long-term debt balance was reduced during the first quarter to an outstanding balance of $315.8 million as of March 31, 2007, and as of May 9, 2007, the Company had available borrowing capacity of approximately $124.8 million. During the first quarter of 2007, the Company generated operating cash flow of $69.0 million. The Company plans to utilize its operating cash flow and its available borrowing capacity to fund its capital expenditure program, which is expected to approximate $200 to $250 million during 2007. Specific areas of planned investment during the year include the further exploitation and development of Maritech oil and gas properties, the continued growth of the Company’s fleet of wellhead compressor equipment, and the beginning of a multiyear Fluids Division development project to construct a new calcium chloride plant and expand an existing brominated fluids production facility. In addition to these internal growth projects, the Company’s growth strategy also includes identifying opportunities to establish operations in additional niche oil and gas service markets and to consider suitable acquisition opportunities. The Company believes that its financial condition gives it the flexibility to consider these growth initiatives through the use of cash, debt, equity, or any combination thereof.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to the Company’s Critical Accounting Policies and Estimates disclosed in its Form 10-K for the year ended December 31, 2006. In preparing its consolidated financial statements, the Company makes assumptions, estimates, and judgments that affect the amounts reported. The Company periodically evaluates its estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectibility of accounts receivable, and the current cost of future abandonment and decommissioning obligations. The Company’s judgments and estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and with changes in the Company’s operating environment. Actual results are likely to differ from the Company’s current estimates, and those differences may be material.

Results of Operations

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Revenues
Fluids Division	$73,111	$54,397
WA&D Division
WA&D Services	88,844	33,318
Maritech	49,308	37,939
Intersegment eliminations	(6,874)	(6,820)
Total WA&D Division	131,278	64,437
Production Enhancement Division	43,347	32,550
Intersegment eliminations	(72)	(62)
	247,664	151,322
Gross profit
Fluids Division	14,707	18,829
WA&D Division
WA&D Services	14,881	4,320
Maritech	11,354	18,794
Intersegment eliminations	1,574	(996)
Total WA&D Division	27,809	22,118
Production Enhancement Division	16,398	12,780
Other	(287)	(241)
	58,627	53,486
Income before taxes and discontinued operations
Fluids Division	7,947	13,450
WA&D Division
WA&D Services	11,041	1,359
Maritech	11,128	17,865
Intersegment eliminations	1,574	(996)
Total WA&D Division	23,743	18,228
Production Enhancement Division	12,168	9,015
Corporate overhead	(11,887)	(10,613)
	31,971	30,080

The above information excludes the results of the Company’s Venezuelan businesses, which have been accounted for as discontinued operations.

Three months ended March 31, 2007 compared with three months ended March 31, 2006.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended March 31, 2007 were $247.7 million compared to $151.3 million for the first quarter of the prior year, an increase of 63.7%. Consolidated gross profit increased to $58.6 million during the first quarter of 2007 compared to $53.5 million in the prior year quarter, an increase of 9.6%. Consolidated gross profit as a percentage of revenue was 23.7% during the first quarter of 2007 compared to 35.3% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $24.0 million during the first quarter of 2007 compared to $21.4 million during the prior year period, an increase of $2.6 million or 12.0%. This increase was primarily due to the overall growth of the Company and included approximately $2.3 million of increased salary, incentives, benefits, contract labor costs, and other associated employee expenses and approximately $0.4 million of increased office expenses and other general expenses. General and administrative expenses as a percentage of revenue were 9.7% during the first quarter of 2007 compared to 14.2% during the prior year period.

Other Income and Expense – Other income and expense was $1.3 million of income during the first quarter of 2007 compared to $0.3 million of income during the first quarter of 2006, despite approximately $0.4 million of decreased equity from earnings of unconsolidated joint ventures. The increase was due to approximately $0.7 million of additional gains on sales of assets in the current year period and approximately $0.6 million of increased other income, primarily due to increased foreign currency gains and decreased ineffectiveness on commodity derivative contracts.

Interest Expense and Income Taxes – Net interest expense increased from $2.3 million during the prior year quarter to $3.9 million during the first quarter of 2007 due to increased borrowings of long-term debt which were used to fund the Company’s acquisitions and capital expenditure requirements during 2006. Although the Company has decreased its long-term debt balance by approximately $20.6 million during the first quarter of 2007, interest expense is expected to increase in future periods as additional borrowings are used to fund the Company’s capital expenditure plans. The Company’s provision for income taxes during the first quarter of 2007 increased to $11.2 million compared to $10.6 million during the prior year period, primarily due to increased earnings.

Net Income – Net income before discontinued operations was $20.8 million during the first quarter of 2007 compared to $19.5 million in the prior year quarter, an increase of $1.3 million. Net income per diluted share before discontinued operations was $0.28 on 75,091,450 average diluted shares outstanding during the first quarter of 2007 compared to $0.26 on 74,244,376 average diluted shares outstanding in the prior year.

During the fourth quarter of 2006, the Company made the decision to discontinue its Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $0.1 million during the first quarter of 2007.

Net income was $20.7 million during the first quarter of 2007 compared to $19.5 million in the prior year quarter, an increase of $1.1 million. Net income per diluted share was $0.28 on 75,091,450 average diluted shares outstanding during the first quarter of 2007 compared to $0.26 on 74,244,376 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $18.7 million to $73.1 million during the first quarter of 2007 compared to $54.4 million during the first quarter of 2006, a 34.4% increase. This increase was primarily due to increased domestic sales volumes and service activity, particularly for onshore services, and, to a lesser extent, was due to increased product pricing and international sales. In April 2007, the Division completed the acquisition of the assets and operations of a company providing fluids transfer and related services in support of high pressure fracturing processes. The acquisition expands the Division’s completion services operations, allowing it to provide such services to customers in the Arkansas, TexOma, and ArkLaTex regions.

Fluids Division gross profit decreased to $14.7 million during the first quarter of 2007, compared to $18.8 million during the prior year period, a decrease of $4.1 million or 21.9%. Gross profit as a percentage of revenue decreased from 34.6% during the prior year period to 20.1% during the current year period. This decrease was primarily due to the increased cost of raw materials for the Division’s products. Although a favorable long-term supply for certain of the Division’s raw material needs has been secured, the Division’s gross margin percentage throughout most of 2007 is expected to be significantly lower compared to the prior year, due to higher near-term inventory costs during the transition to this new favorable supply.

Fluids Division income before taxes during the first quarter of 2007 totaled $7.9 million compared to $13.5 million in the corresponding prior year period, a decrease of $5.5 million or 40.9%. This decrease was primarily generated by the $4.1 million decrease in gross profit discussed above, along with approximately $1.5 million of increased administrative expenses, partially offset by approximately $0.1 million of increased other income, primarily from foreign currency gains.

WA&D Division – WA&D Division revenues increased from $64.4 million during the first quarter of 2006 to $131.3 million during the current year period, an increase of $66.8 million or 103.7%. WA&D Division gross profit during the first quarter of 2007 totaled $27.8 million compared to $22.1 million during the prior year first quarter, an increase of $5.7 million or 25.7%. WA&D Division income before taxes was $23.7 million during the first quarter of 2007 compared to $18.2 million during the prior year period, an increase of $5.5 million or 30.3%.

The Division’s WA&D Services operations revenues increased to $88.8 million during the first quarter of 2007 compared to $33.3 million in the prior year quarter, an increase of $55.5 million or approximately 166.7%. This increase was primarily due to the Division’s increased vessel fleet, resulting from the Division’s purchase and leasing of additional vessels during 2006. In addition, revenues for the first quarter of 2007 include an increase of approximately $15.6 million from the inclusion for a full quarter of Epic Diving & Marine Services (Epic), the Division’s full service diving operation, which was acquired in March 2006. The Division aims to capitalize on the current high demand for well abandonment and decommissioning activity in the Gulf of Mexico, particularly on offshore properties which were damaged or destroyed by the significant storms that occurred in the third quarter of 2005. As a result of the hurricane damage experienced by many offshore operators, the Division anticipates this high demand for its services will continue throughout 2007 and beyond, as operators repair or decommission damaged platforms, and escalate their abandonment and decommissioning plans due to the risk of future storm damage and the increasing insurance costs related to offshore assets.

The WA&D Services segment of the Division reported a $10.6 million increase in gross profit, from $4.3 million during the first quarter of 2006 to $14.9 million during the current year quarter. WA&D Services’ gross profit as a percentage of revenues increased to 16.7% during the current year quarter compared to 13.0% during the prior year period. The significant increase in revenues, which reflects the segment’s increased service capacity discussed above, resulted in a corresponding significant increase in gross profit compared to the prior year. However, in both periods the segment experienced operating inefficiencies caused by weather disruptions which negatively affected gross profit, and the segment expects that its gross profit margin will increase during the second and third quarters of 2007, as the segment has historically incurred the greatest weather risks associated with offshore operations during the first and fourth quarters. In addition, the WA&D Services segment’s first quarter results also benefited from the inclusion of its Epic diving operations for the entire first quarter of 2007, which resulted in $2.6 million of increased gross profit. This increase occurred despite Epic incurring certain start up expenses related to its newly refurbished dive service vessels, which were placed into service during the first quarter of 2007. Intercompany profit on work performed for Maritech’s insured storm damage repairs are deferred until such time as the associated insurance claim proceeds are collected by Maritech. In the first quarter of 2006, intercompany profit of $1.0 million was eliminated in consolidation. During the first quarter of 2007, insurance claim collections related to prior period intercompany work performed for Maritech contributed to the recognition of an additional $1.6 million of Division intercompany gross profit.

WA&D Services segment income before taxes increased from $1.4 million during the first quarter of 2006 to $11.0 million during the current year quarter, an increase of $9.7 million or 712.4%. This increase was due to the $10.6 million increase in gross profit described above, less approximately $0.8 million of increased administrative expenses, including a full period of administrative expenses associated with the Epic operations, which were acquired in March 2006.

The Division’s Maritech operations reported revenues of $49.3 million during the first quarter of 2007 compared to $37.9 million during the prior year period, an increase of $11.4 million, or 30.0%. Increased production volumes generated increased revenues of approximately $16.6 million, primarily from successful exploitation and development activities. During 2006, Maritech expended approximately $70.3 million on exploitation and development activities, and such activity is continuing during 2007. In addition, during a portion of the first quarter of 2006, many of Maritech’s producing properties remained shut-in as a result of third quarter 2005 hurricanes. Currently, a small portion of Maritech’s daily production remains shut-in as a result of these storms. These revenue increases as a result of increased production were partially offset by approximately $2.8 million of lower realized commodity prices, including approximately $4.5 million from decreased pricing for Maritech’s natural gas production. Realized natural gas prices during 2006 included the impact of a natural gas swap derivative hedge contract which resulted in Maritech realizing a price of $10.465/MMBtu throughout 2006 for a portion of its gas production. This derivative contract expired at the end of 2006. In February and March 2007, Maritech entered into several new commodity hedge contracts extending through 2009, including natural gas swap derivative hedge contracts which will result in Maritech receiving an average price of $8.13/MMBtu for a portion of its 2007 natural gas production. In addition, during the prior year period, Maritech recorded approximately $2.4 million of additional prospect and other fee revenues.

The Division’s Maritech operations reported gross profit of $11.4 million during the first quarter of 2007 compared to $18.8 million during the first quarter of 2006, a decrease of $7.4 million or 39.6%. Maritech’s gross profit as a percentage of revenues also decreased during the quarter to 23.0% compared to 49.5% during the prior year period. In addition to the decreased realized commodity prices discussed above, the increased revenues from Maritech’s increased production volumes were partially offset by increased operating expenses, including increased depreciation, depletion and amortization costs of $7.5 million. Also, increased insurance premiums further decreased gross profit by approximately $4.0 million compared to the prior year period. In addition, during the first quarter of 2007, Maritech recorded dry hole costs of approximately $2.5 million as required under successful efforts accounting.

The Division’s Maritech operations reported income before taxes of $11.1 million during the first quarter of 2007 compared to $17.9 million during the prior year period, a $6.7 million decrease. This decrease was due to the $7.4 million decrease in gross profit discussed above, and $0.1 million of increased administrative costs associated with Maritech’s growth, net of approximately $0.8 million of increased gains on sales of properties compared to the prior year period.

Production Enhancement Division – Production Enhancement Division revenues increased from $32.6 million during the first quarter of 2006 to $43.3 million during the current year quarter, an increase of $10.8 million. This 33.2% increase was primarily due to $8.7 million of increased revenues from the Division’s production testing operations, which includes the full period impact of the February 2006 acquisition of Beacon Resources, LLC (Beacon). Compressco revenues increased by approximately $2.2 million compared to the prior year period, due to its overall growth domestically, as well as in Mexico. Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. The above increases were partially offset by the Division’s process services operations, which reported a revenue decrease of approximately $0.1 million.

Production Enhancement Division gross profit increased from $12.8 million during the first quarter of 2006 to $16.4 million during the first quarter of 2007, an increase of $3.6 million or 28.3%. Gross profit as a percentage of revenues decreased, from 39.3% during the first quarter of 2006 to 37.8% during the current year period, primarily due to increased operating expenses for the Division’s international production testing operations.

Income before taxes for the Production Enhancement Division increased 35.0%, from $9.0 million during the prior year first quarter to $12.2 million during the first quarter of 2007, an increase of $3.2 million. This increase was primarily due to the $3.6 million of increased gross profit discussed above, less approximately $0.2 million of increased administrative costs and approximately $0.3 million of decreased other income, primarily from decreased foreign currency gains.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $10.6 million during the first quarter of 2006 to $11.9 million during the first quarter of 2007, primarily due to increased interest expense of approximately $1.6 million. Corporate administrative costs were flat compared to the prior year period, as $0.3 million of increased office expenses were offset by approximately $0.2 million of decreased professional fees and $0.1 million of decreased salaries, incentives, contract labor costs, and other general employee expenses. The increase in corporate interest expense during the first quarter of 2007 was due to the increased outstanding balance of long-term debt, which was used to fund the acquisitions completed during the first quarter of 2006 and the Company’s capital expenditure requirements during the last half of 2006. In addition, in the prior year period, the Company reflected increased losses of approximately $0.3 million associated with commodity derivative ineffectiveness, which is included in other expense.

Liquidity and Capital Resources

The Company’s growth strategy is to further expand its operations through a significant internal capital expenditure program, strategic acquisitions, and by establishing operations in additional niche oil and gas service markets. The Company expects to fund much of its 2007 capital expenditure activity through operating cash flows, which have increased as a result of its recent growth. The Company also continues to consider suitable acquisitions, which are expected to be funded through available borrowing capacity or the issuance of new debt or equity. Company operating cash flows in excess of its capital expenditure and other investing requirements are expected to be used principally to reduce the outstanding balance under its credit facility.

Operating Activities – Cash flow generated by operating activities totaled approximately $69.0 million during the first quarter of 2007 compared to cash flow utilized of approximately $3.0 million during the prior year quarter. Changes in working capital items contributed to much of this increase from the prior year, as operating cash flow during the first quarter of 2006 was net of approximately $22.0 million of cash expended for increased inventory related to the Company’s Fluids Division, reflecting increased volumes and higher product prices. The April 2007 acquisition of the assets and operations of a fluids transfer services company is expected to provide added operating cash flow during the remainder of 2007 and beyond. Overall future operating cash flow is largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. The Company’s increased revenues for its existing businesses during the first quarter of 2007 reflect the current high demand for the products and services of the majority of its businesses, and the Company expects that such demand will continue to be high during 2007. The operating cash flow impact from this increased demand is limited or partially offset, however, by the increased product, operating, and administrative costs required to deliver its products and services and the Company’s equipment and personnel capacity constraints.

The Company has repaired a majority of the assets damaged during the 2005 hurricanes but is continuing to assess the extent of certain damages, particularly certain remaining well intervention and debris removal costs associated with the destroyed Maritech platforms. As of March 31, 2007, repair, well intervention, and certain non-storm related expenditures incurred in excess of deductibles and anticipated to qualify for insurance reimbursement totaled $48.5 million and are included in accounts receivable. The Company is working with its insurance underwriters to provide information and documentation regarding its claims for coverage in an effort to obtain reimbursement under these claims as expediently as possible; however, the timing of the collection of such claims is beyond the Company’s control, and may be delayed, resulting in the temporary use of the Company’s capital resources. In addition, to the extent the remaining well intervention and debris removal costs exceed the maximum coverage available under the Company’s applicable insurance policies, such repairs and related costs will affect net income and cash flow from operating activities. See Note I – Commitments and Contingencies to the Unaudited Consolidated Financial Statements for additional information.

Future operating cash flow will also be affected by the commodity prices received for Maritech’s oil and gas production and the timing of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties. Following recent exploitation and development drilling operations which have increased its oil and gas production levels, Maritech entered into additional oil and gas commodity derivative transactions that extend through 2009 and are designated to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating prices of oil and natural gas. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of March 31, 2007 totals $129.8 million ($162.1 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. The timing of these cash flows is estimated based on the future oil and gas production and the resulting depletion of the Company’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing commodity prices, revisions of reserve estimates and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of March 31, 2007, Maritech’s total undiscounted decommissioning obligation is approximately $225.6 million and consists of Maritech’s liability of $162.1 million plus approximately $63.5 million, which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During the first quarter of 2007, the Company expended approximately $56.3 million of cash for capital expenditures, and plans to expend an estimated $200 to $250 million during the year. The significant majority of such planned capital expenditures is related to identified opportunities to grow and expand the Company’s existing businesses and may be postponed or cancelled as conditions change. Significant projects planned during 2007 include Maritech exploitation and development projects and the initial phase of a multiyear Fluids Division project to construct a new calcium chloride plant near El Dorado, Arkansas and expand its existing brominated fluids production facility. In addition to these capital expenditure plans, the Company’s growth strategy continues to include the consideration of suitable acquisitions, such as the fluids transfer service operation acquisition, which was consummated in April 2007 for $8.5 million paid at closing, with additional consideration of up to $2.5 million to be paid based on revenues generated by the acquired assets over the next two years. In addition, the Company is also pursuing opportunities to establish operations in additional niche oil and gas service markets. To the extent the Company consummates a significant transaction, the Company’s liquidity position will be affected. The Company expects to fund its 2007 capital expenditure activity through cash flows from operations and from its bank credit facility. Should additional capital be required, the Company believes that it has the ability to generate such capital through the issuance of additional debt or equity.

Cash capital expenditures of approximately $56.3 million during the first quarter of 2007 included approximately $40.5 million by the WA&D Division. Approximately $22.8 million was expended by the Division’s Maritech subsidiary primarily related to exploitation and development expenditures on its offshore oil and gas properties. In addition, the WA&D Division expended approximately $17.7 million on its WA&D Services operations, primarily for construction and refurbishment costs on three dive support vessels, which were placed in service during the quarter. The Production Enhancement Division spent approximately $11.5 million, consisting of approximately $7.1 million related to Compressco compressor fleet expansion, approximately $4.0 million for production testing equipment fleet expansion, and approximately $0.3 million for process services capital projects. The Fluids Division reflected approximately $2.6 million of capital expenditures, primarily related to plant expansion projects during the period. Corporate capital expenditures were approximately $1.7 million.

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

Financing Activities – To fund its capital and working capital requirements, the Company may supplement its existing cash balances and cash flow from operating activities as needed from long-term borrowings; short-term borrowings; equity issuances; and other sources of capital. The Company has a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Restated Credit Facility). As of May 9, 2007, the Company had an outstanding balance of $150.9 million and $24.3 million in letters of credit against the $300 million revolving credit facility, leaving a net availability of $124.8 million.

The Restated Credit Facility, which matures in 2011, is unsecured and guaranteed by certain of the Company’s material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. As of March 31, 2007, the average interest rate on the outstanding balance under the credit facility was 5.87%. The Company pays a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants, and includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the Restated Credit Facility agreement. Significant deterioration of this ratio could result in a default under the Restated Credit Facility agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The Restated Credit Facility agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company was in compliance with all covenants and conditions of its credit facility as of March 31, 2007. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $37.3 million equivalent at March 31, 2007) in aggregate principal amount of Series 2004-B Notes pursuant to a Master Note Purchase Agreement. The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. In April 2006, the Company issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to its existing Master Note Purchase Agreement dated September 2004, as supplemented (the Series 2006-A Senior Notes, together with the Series 2004-A Notes and Series 2004-B Notes are collectively referred to as the Senior Notes). The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. Pursuant to the Master Note Purchase Agreement, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Master Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of March 31, 2007. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

In addition to the aforementioned revolving credit facility, the Company funds its short-term liquidity requirements from cash generated by operations, short-term vendor financing and, to a lesser extent, from leasing with institutional leasing companies. The Company believes it has the ability to generate additional capital to fund its capital needs through the issuance of additional debt or equity.

Off Balance Sheet Arrangements – As of March 31, 2007, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation – The Company and its subsidiaries are named as defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcomes of lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material impact on the financial statements.

Environmental – A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.)

in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs of $0.6 million, undiscounted, which is included in other long-term liabilities in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies – Approximately $72 to $96 million of the Company’s total estimated storm related costs of $157 to $181 million from Hurricanes Katrina and Rita consists of the well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. In the event that the Company’s actual well intervention costs do not exceed its maximum coverage amounts, or the excess is less than the associated decommissioning liabilities recorded, the difference may be reported in income in the period in which the work is performed. During the last half of 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters have questioned whether certain well intervention costs for qualifying wells would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and its underwriters regarding these well intervention activities, and it continues to submit requested documentation of the costs of these activities to the claims adjusters, in an effort to obtain reimbursement for these costs. As of March 31, 2007, approximately $44.2 million of such well intervention costs had been incurred, and approximately $19.1 million, net of reimbursements and intercompany profit, is included in accounts receivable. While the Company believes that all well intervention costs being questioned by the underwriters will qualify for reimbursement under its insurance policies and are probable of collection, it is possible that all or a portion of these costs may not be reimbursed.

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

In October 2005, one of the Company’s drilling rig barges was damaged by a fire, and a claim was submitted pursuant to the Company’s insurance coverage. The drilling rig barge was repaired during 2006 and is now operational. As of March 31, 2007, approximately $6.4 million is included in the Company’s accounts receivable associated with the repair costs incurred for this asset, as such costs are probable of being reimbursed pursuant to the Company’s applicable insurance policy. This amount is net of approximately $2.1 million of insurance reimbursements which were collected in January 2007. In February 2007, the Company received a notice from its insurance underwriters, stating that they consider that approximately $3.7 million of this claim is not covered under the applicable policy, and requesting additional information on a portion of the remaining costs incurred. The Company has reviewed the underwriters’ position with regard to this claim, believes it is without merit, and intends to aggressively pursue reimbursement of its repair costs.

In March 2006, the Company acquired Beacon, a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date through March 2009. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability as it becomes fixed and determinable at the end of the three year period.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and those set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company has market risk exposure in the pricing applicable to its oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and such price volatility is expected to continue. The Company’s risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a portion of its oil and gas production. As of December 31, 2006, the Company’s previous natural gas swap agreement had expired. In addition, recent successful exploitation and development efforts by the Company’s Maritech subsidiary have resulted in increased expected future production volumes. Accordingly, the Company entered into additional derivative financial instruments designed to hedge the price volatility associated with a portion of the increased production and to hedge a portion of the Company’s natural gas production. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

As shown in the table below, the Company currently has the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
March 31, 2007
Oil swap	700 barrels/day	$63.75/barrel	January 1, 2007 – December 31, 2007
Oil swap	800 barrels/day	$63.25/barrel	January 1, 2007 – December 31, 2007
Oil swap	500 barrels/day	$65.40/barrel	January 1, 2007 – December 31, 2007
Oil swap	1,000 barrels/day	$77.30/barrel	January 1, 2007 – December 31, 2007
Oil swap	700 barrels/day	$61.75/barrel	January 1, 2008 – December 31, 2008
Oil swap	800 barrels/day	$60.75/barrel	January 1, 2008 – December 31, 2008
Oil swap	1,000 barrels/day	$68.06/barrel	January 1, 2008 – December 31, 2008
Oil swap	500 barrels/day	$68.23/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.32/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.05/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.22/barrel	January 1, 2009 – December 31, 2009
Natural gas swap	10,000 MMBtu/day	$8.140/MMBtu	March 1, 2007 – December 31, 2007
Natural gas swap	10,000 MMBtu/day	$8.120/MMBtu	March 1, 2007 – December 31, 2007
Natural gas swap	4,500 MMBtu/day	$8.470/MMBtu	January 1, 2008 – December 31, 2008
Natural gas swap	3,000 MMBtu/day	$8.450/MMBtu	January 1, 2008 – December 31, 2008

Each oil and gas swap contract uses WTI NYMEX and NYMEX Henry Hub as the referenced commodity, respectively. The market value of the Company’s oil swaps at March 31, 2007 was $5,798,000, which is reflected as a current liability. A $1 per barrel increase in the future price of oil would result in the market value of the combined oil derivative liability increasing by $2,303,000. The market value of the Company’s natural gas swaps at March 31, 2007 was $2,126,000, which was reflected as a current liability. A $0.10 per MMBtu increase in the future price of natural gas would result in the market value of the derivative liability increasing by $796,000.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2007, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to the Company’s Risk Factors as disclosed in its Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)
Jan 1 – Jan 31, 2007	2,000	(2)	$23.09	–	$14,327,000

Feb 1 – Feb 28, 2007	–		$–	–	$14,327,000

Mar 1 – Mar 31, 2007	–		$–	–	$14,327,000

Total	2,000			–	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the first quarter of 2007.

Item 5. Other Information.

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

TETRA Technologies, Inc.

Date: May 10, 2007	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: May 10, 2007	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 10, 2007	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer