Form 10-Q
period 2007-06-30
TETRA TECHNOLOGIES INC
filed 2007-08-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 1, 2007, there were 74,183,355 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$123,275	$103,791	$238,631	$191,547
Services and rentals	134,853	103,262	267,161	166,828
Total revenues	258,128	207,053	505,792	358,375

Cost of revenues:
Cost of product sales	78,065	58,233	147,208	100,728
Cost of services and rentals	88,494	60,567	178,148	99,271
Depreciation, depletion, amortization and accretion	29,670	19,406	59,910	36,043
Total cost of revenues	196,229	138,206	385,266	236,042
Gross profit	61,899	68,847	120,526	122,333

General and administrative expense	25,199	23,895	49,203	45,327
Operating income	36,700	44,952	71,323	77,006

Interest expense, net	4,306	3,403	8,209	5,718
Other (income) expense, net	(2,774)	(3,179)	(4,025)	(3,520)
Income before taxes and discontinued operations	35,168	44,728	67,139	74,808
Provision for income taxes	12,511	15,371	23,700	25,937
Income before discontinued operations	22,657	29,357	43,439	48,871
Income (loss) from discontinued operations, net of taxes	213	(132)	93	(129)
Net income	$22,870	$29,225	$43,532	$48,742

Basic net income per common share:
Income before discontinued operations	$0.31	$0.41	$0.60	$0.68
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income	$0.31	$0.41	$0.60	$0.68

Average shares outstanding	73,812	71,649	73,112	71,445

Diluted net income per common share:
Income before discontinued operations	$0.30	$0.39	$0.57	$0.65
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Net income	$0.30	$0.39	$0.57	$0.65

Average diluted shares outstanding	76,414	75,023	75,751	74,636

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,728	$5,535
Restricted cash	594	582
Trade accounts receivable, net of allowances for doubtful accounts of $9,352 in 2007 and $2,432 in 2006	238,113	243,352
Inventories	116,018	118,837
Deferred tax assets	4,153	4,438
Assets of discontinued operations	3,867	4,086
Prepaid expenses and other current assets	36,446	31,267
Total current assets	408,919	408,097

Property, plant and equipment:
Land and building	19,863	19,539
Machinery and equipment	392,552	325,029
Automobiles and trucks	32,330	27,800
Chemical plants	45,184	48,332
Oil and gas producing assets	334,972	284,267
Construction in progress	22,094	40,308
	846,995	745,275
Less accumulated depreciation and depletion	(280,337)	(237,126)
Net property, plant and equipment	566,658	508,149

Other assets:
Goodwill	128,146	125,961
Patents, trademarks and other intangible assets, net of accumulated amortization of $13,807 in 2007 and $11,335 in 2006	20,583	21,317
Other assets	26,640	22,666
Total other assets	175,369	169,944
	$1,150,946	$1,086,190

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$85,774	$78,859
Accrued liabilities	81,305	82,435
Liabilities of discontinued operations	233	464
Total current liabilities	167,312	161,758

Long-term debt, net	333,510	336,381
Deferred income taxes	55,095	51,243
Decommissioning liabilities, net	93,865	101,125
Other liabilities	17,921	15,303
Total long-term and other liabilities	500,391	504,052

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 75,651,845 shares issued at June 30, 2007 and 73,877,467 shares issued at December 31, 2006	757	739
Additional paid-in capital	170,064	147,178
Treasury stock, at cost; 1,525,345 shares held at June 30, 2007 and 1,946,039 shares held at December 31, 2006	(8,332)	(10,524)
Accumulated other comprehensive income (loss)	(832)	4,875
Retained earnings	321,586	278,112
Total stockholders' equity	483,243	420,380
	$1,150,946	$1,086,190

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating activities:
Net income	$43,532	$48,742
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	58,060	36,043
Dry hole costs	1,850	–
Provision for deferred income taxes	4,517	4,621
Stock option expense	2,255	1,897
Provision for doubtful accounts and other non-cash charges and credits	3,882	528
Gain on sale of property, plant and equipment	(2,787)	(3,508)
Cost of compressor units sold	2,287	3,833
Excess tax benefit from exercise of stock options	(12,250)	(11,444)
Equity in (earnings) loss of unconsolidated subsidiary	(6)	(120)
Changes in operating assets and liabilities, net of acquisitions:
Trade accounts receivable	(4,220)	(53,221)
Inventories	3,573	(25,195)
Prepaid expenses and other current assets	(6,902)	(6,519)
Trade accounts payable and accrued expenses	20,388	21,478
Decommissioning liabilities	(14,834)	(3,730)
Discontinued operations: non-cash charges and working capital changes	(1,216)	518
Other	(397)	(614)
Net cash provided by operating activities	97,732	13,309

Investing activities:
Purchases of property, plant and equipment	(106,330)	(82,574)
Business combinations, net of cash acquired	(8,460)	(62,130)
Proceeds from sale of property, plant and equipment	2,338	1,735
Proceeds from insured replacement cost	289	–
Change in restricted cash	(12)	(10)
Other investing activities	(1,598)	(474)
Investing activities of discontinued operations	1,155	(106)
Net cash used in investing activities	(112,618)	(143,559)

Financing activities:
Proceeds from long-term debt obligations	34,079	232,857
Principal payments on long-term debt obligations	(38,087)	(125,725)
Proceeds from exercise of stock options	10,593	10,529
Excess tax benefit from exercise of stock options	12,250	11,444
Net cash provided by financing activities	18,835	129,105
Effect of exchange rate changes on cash	244	83

Increase (decrease) in cash and cash equivalents	4,193	(1,062)
Cash and cash equivalents at beginning of period	5,535	1,597
Cash and cash equivalents at end of period	$9,728	$535

Supplemental cash flow information:
Interest paid	$8,733	$5,256
Income taxes paid	9,566	3,054

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$–	$4,940
Adjustment of fair value of decommissioning liabilities capitalized to oil and gas properties	$1,870	$694

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

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation. In addition, the accompanying unaudited consolidated financial statements retroactively reflect the effect of a 2-for-1 stock split effected in May 2006, and accordingly, all disclosures involving the number of shares of common stock outstanding and all per share amounts as of and for the periods ending prior to May 2006, retroactively reflect the impact of the stock split.

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Number of weighted average common shares outstanding	73,812,186	71,649,340	73,112,199	71,445,332
Assumed exercise of stock options	2,601,988	3,373,487	2,638,316	3,190,420
Average diluted shares outstanding	76,414,174	75,022,827	75,750,515	74,635,752

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2007, the average market price of $25.05 was used. For the three months ended June 30, 2007, the average diluted shares outstanding excludes the impact of 517,317 average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

Hurricane Repair Expenses

The Company incurred damage to certain of its onshore and offshore operating equipment and facilities during the third quarter of 2005 as a result of Hurricanes Katrina and Rita. The hurricanes damaged or destroyed certain of the Company’s fluids facilities, as well as certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech Resources, Inc. (Maritech) subsidiary also suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms and one of its production facilities were completely destroyed. A majority of Company assets damaged during these hurricanes have been repaired and have resumed operation. With regard to the destroyed offshore platforms, well intervention efforts on a majority of the wells associated with two of the destroyed platforms have been performed, and the Company is continuing to assess the extent of well intervention work required on wells associated with the third platform. These well intervention efforts are being performed by the Company’s WA&D Services segment. In addition, the Company is also continuing to assess the removal of debris costs associated with the destroyed platforms. Repair and well intervention costs incurred that are covered under the Company’s insurance policies and probable of recovery are included in accounts receivable, net of reimbursements, allowances, and any associated intercompany profit. Such net insurance accounts receivable amounts, including other non-storm related insurance claims, totaled $35.7 million and $63.0 million as of June 30, 2007 and December 31, 2006, respectively.

Insurance claim proceeds in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. During the six months ended June 30, 2007, $0.8 million of insurance claim proceeds in excess of destroyed asset carrying values and repair costs were credited to earnings. Intercompany profit on repair work performed by the Company’s WA&D Services segment is deferred until such time as insurance claim proceeds are received. The Company believes that all additional repair costs for these damaged assets in excess of applicable deductible amounts, up to the specific policy coverage limits, and included in net accounts receivable, will be reimbursed under its insurance policies. The coverage for certain well intervention costs incurred has been questioned by the insurance underwriters. The Company is pursuing the recovery of these questioned costs, however a portion of such costs has been charged to earnings during the second quarter of 2007. For further discussion, see Note I – Commitments and Contingencies.

The Company’s Maritech subsidiary also incurred damage to one of its offshore platforms during 2004 as a result of Hurricane Ivan, which was further damaged in 2005 by Hurricane Katrina. The Company has received a $5.7 million insurance settlement payment for the full insured value for these property claims, less a deductible, resulting in a gain of $1.9 million during the second quarter of 2007.

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

NOTE B – DISCONTINUED OPERATIONS

During the fourth quarter of 2006, the Company made the decision to discontinue its fluids and production testing operations in Venezuela due to several factors, including the country’s changing political climate. The Company’s Venezuelan fluids operation was previously part of its Fluids Division and the production testing operation was previously part of its Production Enhancement Division. The majority of the Venezuelan property assets have been sold or transferred to other market locations, and these closure efforts are expected to continue during 2007.

The Company has accounted for its Venezuelan fluids and production testing businesses as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007		2006	2007		2006
	(In Thousands)
Revenues	$94		$994	$570		$1,912

Income (loss) before taxes	$319	(1)	$(17)	$197	(1)	$(15)
Income tax provision (benefit)	106		115	104		114
Income (loss) from discontinued operations, net of taxes	$213	(2)	$(132)	$93	(2)	$(129)

(1) Amounts reflected include $126,000 associated with the Company's micronutrients business.

(2) Amounts reflected include $82,000 associated with the Company's micronutrients business.

Assets and liabilities of discontinued operations related to the Venezuelan fluids and production testing businesses consist of the following as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(In Thousands)
Current assets	$3,693	$2,503
Property, plant and equipment, net	174	1,583
Total assets	$3,867	$4,086

Current liabilities	$233	$464
Total liabilities	$233	$464

Included in current assets of discontinued operations as of June 30, 2007 is approximately $2.6 million of cash, which includes cash maintained on deposit in Venezuelan banks. Such cash may be subject to a discount upon conversion to U.S. dollars prior to being transferred out of Venezuela.

NOTE C – ACQUISITIONS AND DISPOSITIONS

In April 2007, the Company acquired certain assets and the operations of a company that provides fluids transfer and related services in support of high pressure fracturing processes. The acquisition expands the Fluids Division’s existing water transfer and related services business by providing such services to customers in the Arkansas, TexOma, and ArkLaTex regions. As consideration for the acquired assets, the Company paid approximately $8.5 million of cash at closing, with up to an additional $2.5 million to be paid over the next two years, depending on the level of revenues generated by the acquired assets. The Company allocated the purchase price of this acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $5.5 million of property, plant and equipment; $1.5 million of certain intangible assets; and $1.5 million of goodwill. Intangible assets, other than goodwill, are amortized over their useful lives ranging from five to eight years. This acquisition has been accounted for as a purchase, and the operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition.

During the first six months of 2007, Maritech entered into five separate transactions in which it sold interests in certain oil and gas properties and assets. As a result of these transactions, the buyers of these properties assumed an aggregate of approximately $4.0 million of Maritech’s associated decommissioning liabilities. Maritech paid total cash at closing of approximately $1.0 million in these transactions, will receive $0.5 million of cash on or before December 31, 2007, and recognized gains totaling approximately $2.4 million. The amount of oil and gas reserve volumes associated with the sold properties was immaterial.

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	June 30, 2007	December 31, 2006
	(In Thousands)
Bank revolving line of credit facility	$150,780	$154,242
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	37,730	36,969
5.90% Senior Notes, Series 2006-A	90,000	90,000
European Credit Facility	–	–
Vehicle loans	–	337
	333,510	336,548
Less current portion	–	167
Total long-term debt	$333,510	$336,381

During the first quarter of 2007, the Company entered into a bank line of credit facility covering the day to day working capital needs of certain of its European operations (the European Credit Facility). The European Credit Facility provides available borrowing capacity of up to 5 million Euros (approximately $6.74 million as of June 30, 2007), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Facility agreement is cancellable by either party with 14 business days notice, and contains standard provisions in the event of default. As of June 30, 2007, the Company had no borrowings pursuant to the European Credit Facility.

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

The changes in total asset retirement obligations during the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Three Months Ended June 30,
	2007	2006
	(In Thousands)
Beginning balance for the period, as reported	$133,609	$139,671

Activity in the period:
Accretion of liability	1,804	1,787
Retirement obligations incurred	–	817
Revisions in estimated cash flows	120	348
Settlement of retirement obligations	(13,352)	(4,864)
Ending balance as of June 30	$122,181	$137,759

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Beginning balance for the period, as reported	$138,340	$136,843

Activity in the period:
Accretion of liability	3,773	3,505
Retirement obligations incurred	–	3,640
Revisions in estimated cash flows	3,282	433
Settlement of retirement obligations	(23,214)	(6,662)
Ending balance as of June 30	$122,181	$137,759

NOTE F – HEDGE CONTRACTS

The Company has market risk exposure in the sales prices it receives for its oil and gas production, and currency exchange rate risk exposure related to specific transactions denominated in a foreign currency as well as investments in certain of its international operations. The Company’s financial risk management activities involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures for a significant portion of its oil and gas production and for certain foreign currency transactions. The Company is exposed to the volatility of oil and gas prices for the portion of its oil and gas production that is not hedged.

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues over the term of the hedge contracts, utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the asset for the outstanding cash flow hedge natural gas swap contracts at June 30, 2007 was approximately $2.2 million, which is included as prepaid expenses and other current assets in the accompanying consolidated balance sheet. The fair value of the liability for the outstanding cash flow hedge oil swap contracts at June 30, 2007 was approximately $8.8 million, which is included as accrued liabilities in the accompanying consolidated balance sheet. As the hedge contracts were highly effective, losses of $4.3 million from changes in contract fair value, net of taxes, as of June 30, 2007, are included in other comprehensive income (loss) within stockholders’ equity. For the six month period ended June 30, 2007, the Company recorded gains of approximately $0.2 million for the ineffective portion of the change in the derivatives’ fair value related to the oil and gas swap contracts and has reclassified such gain within other (income) expense in the accompanying consolidated statements of operations.

The Company’s long-term debt includes borrowings which are designated as a hedge of the Company’s net investment in its TCE European calcium chloride operation. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At June 30, 2007, the Company had 36 million Euros (approximately $48.5 million) designated as a hedge of a net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $2.7 million, net of taxes, at June 30, 2007.

NOTE G – COMPREHENSIVE INCOME

Comprehensive income for the three and six month periods ended June 30, 2007 and 2006 is as follows:

	Three Months Ended June 30,
	2007	2006
	(In Thousands)
Net income	$22,870	$29,225
Net change in derivative fair value, net of taxes of $264 and $(2,364), respectively	447	(3,991)
Reclassification of derivative fair value into earnings, net of taxes of $71 and $(1,745), respectively	119	(2,946)
Foreign currency translation adjustment, net of taxes of $32 and $509, respectively	1,036	982

Comprehensive income	$24,472	$23,270

	Six Months Ended June 30,
	2007	2006
	(In Thousands)
Net income	$43,532	$48,742
Net change in derivative fair value, net of taxes of $(4,984) and $(1,535), respectively	(8,413)	(2,590)
Reclassification of derivative fair value into earnings, net of taxes of $746 and $(1,638), respectively	1,259	(2,768)
Foreign currency translation adjustment, net of taxes of $124 and $734, respectively	1,447	1,640

Comprehensive income	$37,825	$45,024

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

As of January 1, 2007, the Company had a gross amount of $4.7 million of unrecognized tax benefits, of which $2.4 million would affect the effective tax rate if recognized. Included in this amount as of January 1, 2007 is $2.2 million of accrued potential interest and penalties associated with these uncertain tax positions. The amount of expected decreases of unrecognized tax benefits over the next twelve month period is not material. The Company records any accrued penalties and interest related to unrecognized tax benefits in income tax expense, and such amounts were not material during the six months ended June 30, 2007.

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

Environmental – A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs which is included in other long-term liabilities in the accompanying consolidated balance sheets. As of June 30, 2007, and following the performance of certain remediation activities at the site, the amount included in long-term liabilities is approximately $0.3 million. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies – Approximately $72 to $96 million of the Company’s total estimated storm related costs of $164 to $188 million from Hurricanes Katrina and Rita consists of the well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. During the last half of 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters have questioned whether certain well intervention costs for qualifying wells would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and underwriters regarding these well intervention activities, and it continues to submit any documentation requested for the costs of these activities to the insurance adjusters, in an effort to obtain reimbursement for these costs. During the second quarter of 2007, after reviewing additional documentation provided by the Company, the underwriters repeated their position that certain wells did not qualify for coverage and that certain well intervention costs for covered wells do not qualify as covered costs. Based on this position from underwriters, the Company has increased its allowance for uncollectible insurance receivable and charged approximately $1.6 million to expense, net of intercompany profit, during the second quarter of 2007 for a portion of these questioned costs. As of June 30, 2007, approximately $3.9 million of the total well intervention costs incurred remain in accounts receivable and are considered probable of recovery under the Company’s insurance policy. The Company continues to maintain and present its position to the underwriters that all well intervention costs being questioned qualify for reimbursement under its insurance policies. To the extent that amounts in excess of the Company’s net insurance receivable are reimbursed to the Company in a future period, such amounts will be included in income in that period.

The Company has received from underwriters the advance payment of an amount equal to the policy limit for removal of debris associated with the three destroyed platforms. In August 2006, the underwriters restated their position that there is no additional coverage provided under an endorsement obtained by the Company in August 2005 for the cost of removal of these platforms or for other damage repairs on certain properties in excess of the insured values provided by the Company’s property damage policy. The endorsement provides additional coverage for debris removal and other costs up to a maximum limit of $20 million per storm. While the Company has yet to incur costs for removal of the destroyed platforms, total costs which the Company believes are recoverable under the endorsement relating to one of the storms could equal or exceed the policy maximum limits under the endorsement. The Company continues to provide additional requested documentation to the underwriters’ claims adjusters and the underwriters to support the coverage under this endorsement, but has not yet received underwriters’ agreement to its position. While the Company believes that these debris removal and other costs qualify for reimbursement under the endorsement, it is possible that all or a portion of these costs may not be reimbursed.

During the second quarter of 2007, the insurance adjuster identified approximately $3.3 million of certain repair related costs incurred by Maritech that it claims are not covered under Maritech’s property damage insurance policy. The Company has reviewed the adjuster’s position with regard to this claim, believes it is without merit, and is aggressively pursuing reimbursement of these repair related costs.

In October 2005, one of the Company’s drilling rig barges was damaged by a fire, and a claim was submitted pursuant to the Company’s insurance coverage. The drilling rig barge was repaired during 2006 and is now operational. As of June 30, 2007, approximately $6.4 million is included in the Company’s accounts receivable associated with the repair costs incurred for this asset, as such costs are probable of being reimbursed pursuant to the Company’s applicable insurance policy. This amount is net of approximately $2.1 million of insurance reimbursements, which were collected in January 2007. In February 2007, the Company received a notice from its insurance underwriters, stating that they consider that approximately $3.7 million of this claim is not covered under the applicable policy. In August 2007, the underwriters responded to the Company’s position regarding this claim, requested additional information on a portion of the remaining costs incurred, and agreed to continue discussions. The Company has reviewed the underwriters’ position with regard to this claim, believes it is without merit, and continues to work with the underwriters to aggressively pursue reimbursement of its repair costs.

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

The Company’s Fluids Division manufactures and markets clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations both domestically and in certain regions of Europe, Asia, Latin America, and Africa. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

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

The Company’s Production Enhancement Division provides production testing services to the Texas, New Mexico, Louisiana, offshore Gulf of Mexico, and certain international markets. In addition, it designs, fabricates, and services wellhead compression equipment, which is primarily used to provide compression services to enhance production from mature, low-pressure natural gas wells, which are located principally in the mid-continent, mid-western, western, Rocky Mountain, and Gulf Coast regions of the United States, as well as in western Canada and Mexico. The Division also provides the technology and services required for the separation and recycling of oily residuals generated from petroleum refining operations.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$67,940	$62,402	$130,718	$110,023
WA&D Division
WA&D Services	1,700	1,071	2,708	1,853
Maritech	51,169	37,685	100,364	73,118
Intersegment eliminations	–	–	–	–
Total WA&D Division	52,869	38,756	103,072	74,971
Production Enhancement Division	2,466	2,633	4,841	6,553
Consolidated	123,275	103,791	238,631	191,547

Services and Rentals
Fluids Division	12,579	7,977	22,857	14,714
WA&D Division
WA&D Services	84,505	71,210	172,341	103,746
Maritech	207	282	320	2,788
Intersegment eliminations	(6,038)	(11,186)	(12,912)	(18,006)
Total WA&D Division	78,674	60,306	159,749	88,528
Production Enhancement Division	43,600	34,979	84,555	63,586
Consolidated	134,853	103,262	267,161	166,828

Intersegment revenues
Fluids Division	148	67	203	106
WA&D Division
WA&D Services	–	–	–	–
Maritech	–	–	–	–
Intersegment eliminations	–	–	–	–
Total WA&D Division	–	–	–	–
Production Enhancement Division	33	103	50	126
Intersegment eliminations	(181)	(170)	(253)	(232)
Consolidated	–	–	–	–

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)
Revenues from external customers
Total revenues
Fluids Division	$80,667	$70,446	$153,778	$124,843
WA&D Division
WA&D Services	86,205	72,281	175,049	105,599
Maritech	51,376	37,967	100,684	75,906
Intersegment eliminations	(6,038)	(11,186)	(12,912)	(18,006)
Total WA&D Division	131,543	99,062	262,821	163,499
Production Enhancement Division	46,099	37,715	89,446	70,265
Intersegment eliminations	(181)	(170)	(253)	(232)
Consolidated	$258,128	$207,053	$505,792	$358,375

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
	(In Thousands)
Income before taxes and discontinued operations
Fluids Division	$10,265		$18,310		$18,212		$31,760
WA&D Division
WA&D Services	12,675		16,622		23,716		17,981
Maritech	8,561		11,273		19,689		29,138
Intersegment eliminations	2,329		(1,777)		3,903		(2,773)
Total WA&D Division	23,565		26,118		47,308		44,346
Production Enhancement Division	12,978		11,851		25,146		20,866
Corporate overhead	(11,640	)(1)	(11,551	)(1)	(23,527	)(1)	(22,164	)(1)
Consolidated	$35,168		$44,728		$67,139		$74,808

Total assets
Fluids Division	$286,414		$242,340		$286,414		$242,340
WA&D Division
WA&D Services	279,536		236,710		279,536		236,710
Maritech	302,937		236,141		302,937		236,141
Intersegment eliminations	(20,036)		(16,751)		(20,036)		(16,751)
Total WA&D Division	562,437		456,100		562,437		456,100
Production Enhancement Division	264,945		221,943		264,945		221,943
Corporate overhead	37,150	(2)	27,360	(2)	37,150	(2)	27,360	(2)
Consolidated	$1,150,946		$947,743		$1,150,946		$947,743

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)
General and administrative expense	$7,102	$8,109	$14,615	$15,644
Depreciation and amortization	286	222	557	449
Interest expense	4,448	3,451	8,471	5,846
Other general corporate (income) expense, net	(196)	(231)	(116)	225
Total	$11,640	$11,551	$23,527	$22,164

(2) Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

During the second quarter of 2007, the Company once again reflected the highest quarterly revenue total in its history, exceeding $250 million. This level of revenues was generated despite unusually rainy weather conditions in most of the Company’s operating regions throughout much of the quarter, which negatively affected each Division’s performance. The second quarter of each year typically provides the Company with the most favorable weather conditions, particularly for its offshore operations. Weather related inefficiencies during the current year quarter, however, significantly affected gross profit and pretax income during the period, with both of these measures reflecting decreases from the prior year period, despite the growth in operations. Consolidated gross profit as a percentage of revenues dropped to 24.0% during the second quarter of 2007 compared to 33.3% in the prior year quarter. Also contributing to the decrease in profitability was the increased cost of Fluids Division raw materials, which is expected to continue to impact profitability for the remainder of 2007 as the Division continues to transition to a new favorable supply agreement. The Company’s Maritech subsidiary continues to generate increased production volumes from newly drilled and completed wells, which are the result of recent drilling expenditures. These increased Maritech revenues were more than offset, however, by increased operating expenses, including a portion of certain insurance repair costs being questioned by the Company’s insurers. The Company’s Production Enhancement Division reported increased profitability compared to the prior year period, due to the growth of its Compressco operations as well as the increased demand for production testing services. The growth of the Company’s operations, as well as the borrowings necessary to fund its capital expenditure program, has also resulted in increased administrative and interest expenses compared to the prior year, and such comparative increases are expected to continue in the future as the Company continues to grow.

The Company’s consolidated balance sheet as of June 30, 2007 included current assets of $408.9 million and total assets of $1.2 billion. The Company’s long-term debt balance decreased slightly during the first half of 2007 to an outstanding balance of $333.5 million as of June 30, 2007, and as of August 9, 2007, the Company had available borrowing capacity of approximately $127.8 million. During the first six months of 2007, the Company generated operating cash flow of $97.7 million. The Company plans to utilize its operating cash flow and its available borrowing capacity to fund its capital expenditure program, which is expected to approximate $200 to $250 million during 2007. Specific areas of planned investment during the year include the further exploitation and development of Maritech oil and gas properties, the continued growth of the Company’s fleet of wellhead compression equipment, and the beginning of a multi-year Fluids Division development project to construct a new calcium chloride plant and expand an existing brominated fluids production facility. In addition to these internal growth projects, the Company’s growth strategy also includes identifying opportunities to establish operations in additional niche oil and gas service markets, including international business development opportunities, and considering suitable acquisition opportunities. The Company believes that its financial condition gives it the flexibility to consider these growth initiatives through the use of cash, debt, equity, or any combination thereof.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In Thousands)
Revenues
Fluids Division	$80,667	$70,446	$153,778	$124,843
WA&D Division
WA&D Services	86,205	72,281	175,049	105,599
Maritech	51,376	37,967	100,684	75,906
Intersegment eliminations	(6,038)	(11,186)	(12,912)	(18,006)
Total WA&D Division	131,543	99,062	262,821	163,499
Production Enhancement Division	46,099	37,715	89,446	70,265
Intersegment eliminations	(181)	(170)	(253)	(232)
	258,128	207,053	505,792	358,375
Gross profit
Fluids Division	17,068	24,172	31,775	43,001
WA&D Division
WA&D Services	16,192	19,995	31,073	24,315
Maritech	9,148	11,208	20,502	30,002
Intersegment eliminations	2,329	(1,777)	3,903	(2,773)
Total WA&D Division	27,669	29,426	55,478	51,544
Production Enhancement Division	17,457	15,507	33,855	28,287
Other	(295)	(258)	(582)	(499)
	61,899	68,847	120,526	122,333
Income before taxes and discontinued operations
Fluids Division	10,265	18,310	18,212	31,760
WA&D Division
WA&D Services	12,675	16,622	23,716	17,981
Maritech	8,561	11,273	19,689	29,138
Intersegment eliminations	2,329	(1,777)	3,903	(2,773)
Total WA&D Division	23,565	26,118	47,308	44,346
Production Enhancement Division	12,978	11,851	25,146	20,866
Corporate overhead	(11,640)	(11,551)	(23,527)	(22,164)
	35,168	44,728	67,139	74,808

The above information excludes the results of the Company’s Venezuelan businesses, which have been accounted for as discontinued operations.

Three months ended June 30, 2007 compared with three months ended June 30, 2006.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended June 30, 2007 were $258.1 million compared to $207.1 million for the second quarter of the prior year, an increase of 24.7%. Consolidated gross profit decreased to $61.9 million during the second quarter of 2007 compared to $68.8 million in the prior year quarter, a decrease of 10.1%. Consolidated gross profit as a percentage of revenue was 24.0% during the second quarter of 2007 compared to 33.3% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $25.2 million during the second quarter of 2007 compared to $23.9 million during the prior year period, an increase of $1.3 million or 5.5%. This increase was primarily due to the overall growth of the Company and included approximately $0.8 million of increased office expense, approximately $0.4 million of increased professional services expense, and approximately $0.6 million of increased general expenses. Increased salaries, benefits, contract labor costs, and other associated employee expenses were more than offset by decreased incentive compensation recorded during the period, resulting in approximately $0.5 million of decreased personnel related expenses. General and administrative expenses as a percentage of revenues decreased to 9.8% during the second quarter of 2007 compared to 11.5% during the prior year period.

Other Income and Expense – Other income and expense was $2.8 million of income during the second quarter of 2007 compared to $3.2 million of income during the second quarter of 2006. The decrease was due to approximately $1.8 million of decreased gains on sales of assets in the current year period and approximately $0.1 million of decreased equity in earnings from unconsolidated joint ventures, partially offset by approximately $1.4 million of increased other income, primarily due to a $1.2 million legal settlement received during the current year period.

Interest Expense and Income Taxes – Net interest expense increased from $3.4 million during the second quarter of the prior year to $4.3 million during the second quarter of 2007 due to increased borrowings of long-term debt, which were used to fund the Company’s acquisitions and capital expenditure requirements during 2006. Interest expense is expected to increase in future periods as additional borrowings are used to fund the Company’s capital expenditure plans. The Company’s provision for income taxes during the second quarter of 2007 decreased to $12.5 million compared to $15.4 million during the prior year period, primarily due to lower earnings.

Net Income – Net income before discontinued operations was $22.7 million during the second quarter of 2007 compared to $29.4 million in the prior year quarter, a decrease of $6.7 million. Net income per diluted share before discontinued operations was $0.30 on 76,414,174 average diluted shares outstanding during the second quarter of 2007 compared to $0.39 on 75,022,827 average diluted shares outstanding in the prior year.

During the fourth quarter of 2006, the Company made the decision to discontinue its Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Income from discontinued operations was $0.2 million during the second quarter of 2007 compared to a loss of $0.1 million in the prior year period.

Net income was $22.9 million during the second quarter of 2007 compared to $29.2 million in the prior year quarter, a decrease of $6.4 million. Net income per diluted share was $0.30 on 76,414,174 average diluted shares outstanding during the second quarter of 2007 compared to $0.39 on 75,022,827 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $10.2 million to $80.7 million during the second quarter of 2007 compared to $70.4 million during the second quarter of 2006, a 14.5% increase. This increase was primarily due to increased domestic sales volumes and service activity, particularly for onshore services, and, to a lesser extent, due to increased product pricing and international sales. In September 2006 and April 2007, the Division completed the acquisitions of the assets and operations of certain service companies, which expanded the Division’s completion services operations into the Arkansas, New Mexico, TexOma, and ArkLaTex regions. Much of the anticipated impact from these acquisitions was reduced during the second quarter of 2007, however, due to weather conditions that impacted the Division’s completion services operations.

Fluids Division gross profit decreased to $17.1 million during the second quarter of 2007, compared to $24.2 million during the prior year period, a decrease of $7.1 million or 29.4%. Gross profit as a percentage of revenue decreased from 34.3% during the prior year period to 21.2% during the current year period. This decrease was primarily due to the increased cost of raw materials for the Division’s products. Although a favorable long-term supply for certain of the Division’s raw material needs has been secured, the Division’s gross margin percentage throughout most of 2007 is expected to be significantly lower compared to the prior year, due to higher near-term inventory costs during the transition to this new favorable supply. In addition, weather conditions during the quarter adversely affected the efficiency of the Division’s operations, particularly for its onshore and completion services businesses.

Fluids Division income before taxes during the second quarter of 2007 totaled $10.3 million compared to $18.3 million in the corresponding prior year period, a decrease of $8.0 million or 43.9%. This decrease was primarily generated by the $7.1 million decrease in gross profit discussed above, along with approximately $1.6 million of increased administrative expenses, partially offset by approximately $0.7 million of increased other income, primarily from increased gains from foreign currency and sales of assets.

WA&D Division – WA&D Division revenues increased from $99.1 million during the second quarter of 2006 to $131.5 million during the current year period, an increase of $32.5 million or 32.8%. WA&D Division gross profit during the second quarter of 2007 totaled $27.7 million compared to $29.4 million during the prior year second quarter, a decrease of $1.8 million or 6.0%. WA&D Division income before taxes was $23.6 million during the second quarter of 2007 compared to $26.1 million during the prior year period, a decrease of $2.6 million or 9.8%.

The Division’s WA&D Services operations revenues increased to $86.2 million during the second quarter of 2007 compared to $72.3 million in the prior year quarter, an increase of $13.9 million or approximately 19.3%. This increase was primarily due to the Division’s increased vessel fleet, resulting from the Division’s purchase and leasing of additional vessels during 2006, although the utilization of these vessels was somewhat reduced due to weather conditions during the quarter. With its current fleet of four heavy lift vessels, the Division aims to capitalize on the current high demand for well abandonment and decommissioning activity in the Gulf of Mexico, particularly on offshore properties which were damaged or destroyed by the significant storms that occurred in the third quarter of 2005. As a result of the hurricane damage experienced by many offshore operators, the Division anticipates this high demand for its services will continue through 2007 and beyond, as operators repair or decommission damaged platforms, and escalate their abandonment and decommissioning plans due to the risk of future storm damage and the increasing insurance costs related to offshore assets.

The WA&D Services segment of the Division reported a $3.8 million decrease in gross profit, from $20.0 million during the second quarter of 2006 to $16.2 million during the current year quarter. WA&D Services’ gross profit as a percentage of revenues decreased to 18.8% during the current year quarter compared to 27.7% during the prior year period. Despite the increase in revenues, which reflects the segment’s increased service capacity, the segment experienced operating inefficiencies caused by weather disruptions and contract transition issues, which negatively affected gross profit during the period. The segment expects that its gross profit margin will increase during the third quarter of 2007, as it anticipates more normal weather conditions during the remainder of the summer and during the fall season. In addition, Epic’s newly refurbished dive service vessels, which were placed into service during the first quarter of 2007, also experienced lower utilization due to weather and maintenance issues. Intercompany profit on work performed for Maritech’s insured storm damage repairs is deferred until such time as the associated insurance claim proceeds are collected by Maritech. During the second quarter of 2006, intercompany profit of $1.8 million was eliminated in consolidation compared to $2.3 million of intercompany profit recognized during the current year quarter.

WA&D Services segment income before taxes decreased from $16.6 million during the second quarter of 2006 to $12.7 million during the current year quarter, a decrease of $3.9 million or 23.7%. This decrease was due to the $3.8 million decrease in gross profit described above, plus a $1.3 million increase in general and administrative expenses, partially offset by approximately $1.2 million of increased other income from a legal settlement received during the period.

The Division’s Maritech operations reported revenues of $51.4 million during the second quarter of 2007 compared to $38.0 million during the prior year period, an increase of $13.4 million, or 35.3%. Increased production volumes generated increased revenues of approximately $16.2 million, primarily from successful exploitation and development activities. During 2006 and the first half of 2007, Maritech expended approximately $116.6 million on exploitation and development activities, and such activity is expected to continue during the remainder of 2007. In addition, during a portion of the first half of 2006, many of Maritech’s producing properties were shut-in as a result of third quarter 2005 hurricanes. Currently, a small portion of Maritech’s daily production remains shut-in as a result of these storms. Maritech’s current period revenue increase as a result of increased production was partially offset by approximately $2.8 million of lower realized commodity prices, including approximately $4.8 million from decreased pricing for Maritech’s natural gas production. Realized natural gas prices during 2006 included the impact of a natural gas swap derivative hedge contract, which resulted in Maritech realizing a price of $10.465/MMBtu throughout 2006 for a portion of its gas production. This derivative contract expired at the end of 2006. In February and March 2007, Maritech entered into several new commodity hedge contracts extending through 2009, including natural gas swap derivative hedge contracts which will result in Maritech receiving an average price of $8.13/MMBtu for a portion of its 2007 natural gas production. In addition, during the prior year period, Maritech recorded approximately $0.1 million of decreased prospect and other fee revenues.

The Division’s Maritech operations reported gross profit of $9.1 million during the second quarter of 2007 compared to $11.2 million during the second quarter of 2006, a decrease of $2.1 million or 18.4%. Maritech’s gross profit decreased despite the increased production revenues discussed above due to increased operating expenses, including $6.7 million of increased depletion expense; $7.6 million for increased insurance receivable allowance, prior to intercompany eliminations; and the decreased commodity prices discussed above. These decreases in gross profit were partially offset by approximately $1.9 million of gain on an insurance settlement during the quarter and $1.2 million of decreased insurance premiums.

The Division’s Maritech operations reported income before taxes of $8.6 million during the second quarter of 2007 compared to $11.3 million during the prior year period, a $2.7 million decrease. This 24.1% decrease was due to the $2.1 million decrease in gross profit discussed above, plus approximately $2.0 million of decreased gains on sales of properties, partially offset by $1.3 million of decreased administrative costs, compared to the prior year period.

Production Enhancement Division – Production Enhancement Division revenues increased from $37.7 million during the second quarter of 2006 to $46.1 million during the current year quarter, an increase of $8.4 million. This 22.2% increase was primarily due to $5.6 million of increased revenues from the Division’s production testing operations, reflecting the increased domestic demand for these services. Compressco revenues increased by approximately $3.2 million compared to the prior year period, due to its overall growth domestically, as well as in Mexico. Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. The above increases were partially offset by the Division’s process services operations, which reported a revenue decrease of approximately $0.4 million.

Production Enhancement Division gross profit increased from $15.5 million during the second quarter of 2006 to $17.5 million during the second quarter of 2007, an increase of $2.0 million or 12.6%. Gross profit as a percentage of revenues decreased, from 41.1% during the second quarter of 2006 to 37.9% during the current year period, primarily due to increased operating expenses for the Division’s international production testing operations.

Income before taxes for the Production Enhancement Division increased 9.5%, from $11.9 million during the prior year second quarter to $13.0 million during the second quarter of 2007, an increase of $1.1 million. This increase was primarily due to the $2.0 million of increased gross profit discussed above, less approximately $0.7 million of increased administrative costs and approximately $0.1 million of decreased other income, primarily from decreased foreign currency gains.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead remained flat at $11.6 million during the second quarter of 2007 compared to the prior year period, as increased interest expense of approximately $1.0 million was largely offset by decreased corporate administrative costs. Approximately $0.5 million of increased office expenses, approximately $0.2 million of increased insurance expenses, and approximately $0.3 million of increased professional services expenses were offset by approximately $2.0 million of decreased personnel related costs, as increased salaries, contract labor, and other general employee expenses were more than offset by decreased incentive compensation recorded during the period. The increase in corporate interest expense during the second quarter of 2007 was due to the increased outstanding balance of long-term debt, which was used to fund the Company’s capital expenditure requirements during the last half of 2006.

Six months ended June 30, 2007 compared with six months ended June 30, 2006.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the six months ended June 30, 2007 were $505.8 million compared to $358.4 million for the six month period of the prior year, an increase of 41.1%. Consolidated gross profit decreased to $120.5 million during the first half of 2007 compared to $122.3 million in the prior year period, a decrease of 1.5%. Consolidated gross profit as a percentage of revenue was 23.8% during the first six months of 2007 compared to 34.1% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $49.2 million during the first six months of 2007 compared to $45.3 million during the prior year period, an increase of $3.9 million or 8.6%. This increase was primarily due to the overall growth of the Company and included approximately $2.9 million of increased salary, incentives, benefits, contract labor costs, and other associated employee expenses; approximately $1.2 million of increased office expenses; approximately $0.3 million of increased professional services expenses, partially offset by approximately $0.5 million of decreased other general expenses. General and administrative expenses as a percentage of revenue were 9.7% during the first six months of 2007 compared to 12.6% during the prior year period.

Other Income and Expense – Other income and expense was $4.0 million of income during the first six months of 2007 compared to $3.5 million of income during the first half of 2006, despite approximately $1.1 million of decreased gains from sales of assets and approximately $0.5 million of decreased equity from earnings of unconsolidated joint ventures. The increase was due to approximately $2.1 million of increased other income, primarily due to a $1.2 million legal settlement received during the period, and approximately $0.9 million from increased foreign currency gains and ineffectiveness on commodity derivative contracts.

Interest Expense and Income Taxes – Net interest expense increased from $5.7 million during the first six months of the prior year to $8.2 million during the current year period due to increased borrowings of long-term debt which were used to fund the Company’s acquisitions and capital expenditure requirements during 2006. Interest expense is expected to increase in future periods as additional borrowings are used to fund the Company’s capital expenditure plans. The Company’s provision for income taxes during the first half of 2007 decreased to $23.7 million compared to $25.9 million during the prior year period, primarily due to decreased earnings.

Net Income – Net income before discontinued operations was $43.4 million during the first six months of 2007 compared to $48.9 million in the prior year period, a decrease of $5.4 million. Net income per diluted share before discontinued operations was $0.57 on 75,750,515 average diluted shares outstanding during the first six months of 2007 compared to $0.65 on 74,635,752 average diluted shares outstanding in the prior year period.

During the fourth quarter of 2006, the Company made the decision to discontinue its Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Income from discontinued operations was $0.1 million during the first six months of 2007 compared to a loss of $0.1 million in the prior year period.

Net income was $43.5 million during the first six months of 2007 compared to $48.7 million in the prior year period, a decrease of $5.2 million. Net income per diluted share was $0.57 on 75,750,515 average diluted shares outstanding during the first half of 2007 compared to $0.65 on 74,635,752 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues during the first six months of 2007 were $153.8 million, compared to $124.8 million during the prior year period, an increase of $28.9 million, or 23.2%. This increase was primarily due to increased domestic sales volumes and service activity, particularly for onshore services, and, to a lesser extent, was due to increased product pricing and international sales. In addition, in September 2006 and April 2007, the Division completed the acquisitions of certain service assets and operations, expanding the Division’s completion services operations and allowing it to provide such services to customers in the Arkansas, New Mexico, TexOma, and ArkLaTex regions. The Company expects these acquired operations to continue to provide increased service revenues to the Division, although the increase during the first half of 2007 has been impacted by weather conditions, particularly during the second quarter.

Fluids Division gross profit decreased to $31.8 million during the first six months of 2007, compared to $43.0 million during the prior year period, a decrease of $11.2 million or 26.1%. Gross profit as a percentage of revenue decreased to 20.7% during the first half of 2007, from 34.4% during the prior year period. This decrease was primarily due to the increased cost of raw materials for the Division’s products. Although a favorable long-term supply for certain of the Division’s raw material needs has been secured, the Division’s gross margin percentage throughout most of 2007 is expected to be significantly lower compared to the prior year, due to higher near-term inventory costs during the transition to this new favorable supply. In addition, weather conditions during the first half of 2007 have negatively impacted the Division’s onshore and completion services operations.

Fluids Division income before taxes during the first six months of 2007 totaled $18.2 million compared to $31.8 million in the corresponding prior year period, a decrease of $13.5 million or 42.7%. This decrease was primarily generated by the $11.2 million decrease in gross profit discussed above, along with approximately $3.2 million of increased administrative expenses, partially offset by approximately $0.9 million of increased other income, primarily from gains from foreign currency and sales of assets.

WA&D Division – WA&D Division revenues increased significantly from $163.5 million during the first six months of 2006 to $262.8 million during the current year period, an increase of $99.3 million or 60.7%. WA&D Division gross profit during the first six months of 2007 totaled $55.5 million compared to $51.5 million during the prior year second half, an increase of $3.9 million or 7.6%. WA&D Division income before taxes was $47.3 million during the first six months of 2007 compared to $44.3 million during the prior year period, an increase of $3.0 million or 6.7%.

The Division’s WA&D Services operations revenues increased to $175.0 million during the first six months of 2007 compared to $105.6 million in the prior year period, an increase of $69.5 million or 65.8%. This increase was primarily due to the Division’s increased vessel fleet, resulting from the Division’s purchase and leasing of additional vessels during 2006, although the utilization of these vessels was somewhat limited due to weather conditions during the quarter. With its current fleet of four heavy lift vessels, the Division aims to capitalize on the current high demand for well abandonment and decommissioning activity in the Gulf of Mexico, particularly on offshore properties which were damaged or destroyed by the significant storms that occurred in the third quarter of 2005. As a result of the hurricane damage experienced by many offshore operators, the Division anticipates this high demand for its services will continue throughout 2007 and beyond, as operators repair or decommission damaged platforms, and escalate their abandonment and decommissioning plans due to the risk of future storm damage and the increasing insurance costs related to offshore assets.

The WA&D Services segment of the Division reported a $6.8 million increase in gross profit, a 27.8% increase from $24.3 million during the first six months of 2006 to $31.1 million during the current year period. WA&D Services’ gross profit as a percentage of revenues decreased to 17.8% during the current year period compared to 23.0% during the prior year period. Despite the increase in revenues, which reflects the segment’s increased service capacity, the segment experienced operating inefficiencies caused by weather disruptions and contract transition issues that negatively affected gross profit during the first two quarters. The segment expects that its gross profit margin will increase during the third quarter of 2007, as it anticipates more normal weather conditions during the remainder of the summer and during the fall season. In addition, Epic’s newly refurbished dive service vessels, which were placed into service during the first quarter of 2007, also experienced lower utilization due to weather and maintenance issues. Intercompany profit on work performed for Maritech’s insured storm damage repairs are deferred until such time as the associated insurance claim proceeds are collected by Maritech. During the first half of 2006, intercompany profit of $2.8 million was eliminated in consolidation. During the first half of 2007, insurance claim collections related to prior year intercompany work performed for Maritech contributed to the recognition of an additional $3.9 million of Division intercompany gross profit.

WA&D Services segment income before taxes increased from $18.0 million during the first half of 2006 to $23.7 million during the current year period, an increase of $5.7 million or 31.9%. This increase was due to the $6.8 million increase in gross profit described above, as well as a $1.1 million increase in other income primarily from a legal settlement received during the period, less approximately $2.1 million of increased administrative expenses.

The Division’s Maritech operations reported revenues of $100.7 million during the first six months of 2007 compared to $75.9 million during the prior year period, an increase of $24.8 million, or 32.6%. Increased production volumes generated increased revenues of approximately $33.0 million, primarily from successful exploitation and development activities. During 2006 and the first half of 2007, Maritech expended approximately $116.6 million on exploitation and development activities, and such activity is expected to continue during the remainder of 2007. In addition, during a portion of the first quarter of 2006, many of Maritech’s producing properties remained shut-in as a result of third quarter 2005 hurricanes. Currently, a small portion of Maritech’s daily production remains shut-in as a result of these storms. These revenue increases as a result of increased production were partially offset by approximately $5.7 million of lower realized commodity prices, including approximately $9.3 million from decreased pricing for Maritech’s natural gas production. Realized natural gas prices during 2006 included the impact of a natural gas swap derivative hedge contract, which resulted in Maritech realizing a price of $10.465/MMBtu throughout 2006 for a portion of its gas production. This derivative contract expired at the end of 2006. In February and March 2007, Maritech entered into several new commodity hedge contracts extending through 2009, including natural gas swap derivative hedge contracts, which will result in Maritech receiving an average price of $8.13/MMBtu for a portion of its 2007 natural gas production. In addition, during the prior year period, Maritech recorded approximately $2.5 million of additional prospect and other fee revenues.

The Division’s Maritech operations reported gross profit of $20.5 million during the first six months of 2007 compared to $30.0 million during the first six months of 2006, a decrease of $9.5 million or 31.7%. Maritech’s gross profit as a percentage of revenues also decreased during the first half of the current year to 20.4% compared to 39.5% during the prior year period. Maritech’s gross profit decreased due to the decreased realized commodity prices discussed above, and despite the segment’s exploitation and development activity, which resulted in the addition of several newly productive wells. This increased production revenue was also decreased by $14.9 million of increased depletion expense, $2.7 million of increased insurance premiums, and $7.6 million of charges to earnings for increased insurance receivable allowance prior to intercompany eliminations. In addition, during the first half of 2007, Maritech recorded dry hole costs of approximately $1.8 million, as required under successful efforts accounting. Such decreases were partially offset by approximately $2.7 million of gain from insurance settlements.

The Division’s Maritech operations reported income before taxes of $19.7 million during the first half of 2007 compared to $29.1 million during the prior year period, a $9.4 million decrease. This 32.4% decrease was due to the $9.5 million decrease in gross profit and approximately $1.2 million of decreased gains on sales of properties, partially offset by $1.3 million of decreased administrative costs compared to the prior year period.

Production Enhancement Division – Production Enhancement Division revenues increased from $70.3 million during the first six months of 2006 to $89.4 million during the current year period, an increase of $19.2 million. This 27.3% increase was primarily due to $14.3 million of increased revenues from the Division’s production testing operations, reflecting the increased demand for these services as well as the February 2006 acquisition of Beacon Resources, LLC (Beacon). Compressco revenues also increased by approximately $5.4 million compared to the prior year period, due to its overall growth domestically, as well as in Mexico. Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. The above increases were partially offset by the Division’s process services operations, which reported a revenue decrease of approximately $0.5 million.

Production Enhancement Division gross profit increased from $28.3 million during the first six months of 2006 to $33.9 million during the 2007 period, an increase of $5.6 million or 19.7%. Gross profit as a percentage of revenues decreased, from 40.3% during the first half of 2006 to 37.8% during the current year period, primarily due to increased operating expenses for the Division’s international production testing operations.

Income before taxes for the Production Enhancement Division increased from $20.9 million during the prior year six month period to $25.1 million during the current year period, an increase of $4.3 million, or 20.5%. This increase was primarily due to the $5.6 million of increased gross profit discussed above, less approximately $1.2 million of increased administrative costs and approximately $0.1 million of decreased other income, primarily from decreased foreign currency gains.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $22.2 million during the first half of 2006 to $23.5 million during the first half of 2007, as increased interest expense of approximately $2.6 million was partially offset by decreased corporate administrative costs. Approximately $1.1 million of increased office and general expenses were offset by approximately $2.1 million of decreased personnel related costs, as increased salaries, contract labor, and other general employee expenses were more than offset by decreased incentive compensation recorded during the period. The increase in corporate interest expense during the second quarter of 2007 was due to the increased outstanding balance of long-term debt, which was used to fund the Company’s capital expenditure requirements during the last half of 2006. In addition, in the current year period, the Company reflected increased losses of approximately $0.4 million associated with commodity derivative ineffectiveness, which is included in other income.

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

Operating Activities – Cash flow generated by operating activities totaled approximately $97.7 million during the first six months of 2007 compared to approximately $13.3 million generated during the prior year period. Changes in working capital items contributed to much of this increase from the prior year, as operating cash flow during the first half of 2006 was net of approximately $53.2 million of increased receivables and approximately $25.2 million of cash expended for increased inventory related to the Company’s Fluids Division, reflecting increased volumes and higher product prices. The April 2007 acquisition of the assets and operations of a fluids transfer services company is expected to provide added operating cash flow during the remainder of 2007 and beyond. Overall future operating cash flow is largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. The Company’s increased revenues for its existing businesses during the first six months of 2007 reflect the current high demand for the products and services of the majority of its businesses, and the Company expects that such demand will continue to be high during the remainder of 2007 and beyond. The operating cash flow impact from this increased demand is limited or partially offset, however, by the increased product, operating, and administrative costs required to deliver its products and services and the Company’s equipment and personnel capacity constraints.

The Company has repaired a majority of the assets damaged during the 2005 hurricanes but is continuing to assess the extent of certain damages, particularly certain remaining well intervention and debris removal costs associated with the destroyed Maritech platforms. As of June 30, 2007, repair, well intervention, and certain non-storm related expenditures incurred in excess of deductibles and anticipated to qualify for insurance reimbursement totaled $35.7 million and are included in accounts receivable. The Company is working with its insurance underwriters to provide information and documentation regarding its claims for coverage in an effort to obtain reimbursement under these claims as expediently as possible; however, the timing of the collection of such claims is beyond the Company’s control, and may be delayed, resulting in the temporary use of the Company’s capital resources. In addition, during the second quarter of 2007, the Company increased its allowance for uncollectible insurance receivables, and expensed certain repair related costs totaling approximately $5.6 million due to certain costs being questioned by the insurance underwriters. Further, to the extent the remaining well intervention and debris removal costs exceed the maximum coverage amount under the Company’s applicable insurance policies, or are disallowed under such policies, such repairs and related costs will affect net income and cash flow from operating activities. See Note I – Commitments and Contingencies to the Unaudited Consolidated Financial Statements for additional information.

Future operating cash flow will also be affected by the commodity prices received for Maritech’s oil and gas production and the timing of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties. Following recent exploitation and development drilling operations which have increased its oil and gas production levels, Maritech entered into additional oil and gas commodity derivative transactions that extend through 2009 and are designated to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating prices of oil and natural gas. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of June 30, 2007 totals $125.2 million ($158.0 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. The timing of these cash flows is estimated based on the future oil and gas production and the resulting depletion of the Company’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing commodity prices, revisions of reserve estimates, and other factors. The Company’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of June 30, 2007, Maritech’s total undiscounted decommissioning obligation is approximately $217.0 million and consists of Maritech’s liability of $158.0 million plus approximately $59.0 million, which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During the first six months of 2007, the Company expended approximately $106.3 million of cash for capital expenditures, and plans to expend an estimated $200 to $250 million during the year. The significant majority of such planned capital expenditures is related to identified opportunities to grow and expand the Company’s existing businesses and may be postponed or cancelled as conditions change. Significant projects planned during 2007 include Maritech exploitation and development projects and the initial phase of a multi-year Fluids Division project to construct a new calcium chloride plant near El Dorado, Arkansas and expand its existing brominated fluids production facility. In addition to these capital expenditure plans, the Company’s growth strategy continues to include the consideration of suitable acquisitions, such as the fluids transfer service operation acquisition, which was consummated in April 2007 for $8.5 million paid at closing, with additional consideration of up to $2.5 million to be paid based on revenues generated by the acquired assets over the next two years. In addition, the Company is also pursuing opportunities to establish operations in additional niche oil and gas service markets. To the extent the Company consummates a significant transaction, the Company’s liquidity position will be affected. The Company expects to fund its 2007 capital expenditure activity through cash flows from operations and from its bank credit facility. Should additional capital be required, the Company believes that it has the ability to generate such capital through the issuance of additional debt or equity.

Cash capital expenditures of approximately $106.3 million during the first six months of 2007 included approximately $68.8 million by the WA&D Division. Approximately $46.3 million was expended by the Division’s Maritech subsidiary, primarily related to exploitation and development expenditures on its offshore oil and gas properties. In addition, the WA&D Division expended approximately $22.5 million on its WA&D Services operations, primarily for construction and refurbishment costs on three dive support vessels, which were placed in service during the first quarter. The Production Enhancement Division spent approximately $26.3 million, consisting of approximately $15.6 million related to Compressco compressor fleet expansion, approximately $10.0 million for production testing equipment fleet expansion, and approximately $0.7 million for process services capital projects. The Fluids Division reflected approximately $7.2 million of capital expenditures, primarily related to plant expansion projects during the period and the initial phase of the El Dorado calcium chloride plant project. Corporate capital expenditures were approximately $4.1 million.

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

Financing Activities – To fund its capital and working capital requirements, the Company may supplement its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. The Company has a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Restated Credit Facility). As of August 9, 2007, the Company had an outstanding balance of $151.0 million and $21.2 million in letters of credit against the $300 million revolving credit facility, leaving a net availability of $127.8 million.

The Restated Credit Facility, which matures in 2011, is unsecured and guaranteed by certain of the Company’s material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. As of June 30, 2007, the average interest rate on the outstanding balance under the credit facility was 5.88%. The Company pays a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants, and includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the Restated Credit Facility agreement. Significant deterioration of this ratio could result in a default under the Restated Credit Facility agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The Restated Credit Facility agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company was in compliance with all covenants and conditions of its credit facility as of June 30, 2007. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $37.3 million equivalent at June 30, 2007) in aggregate principal amount of Series 2004-B Notes pursuant to a Master Note Purchase Agreement. The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. In April 2006, the Company issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to its existing Master Note Purchase Agreement dated September 2004, as supplemented (the Series 2006-A Senior Notes, together with the Series 2004-A Notes and Series 2004-B Notes are collectively referred to as the Senior Notes). The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90%, and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. Pursuant to the Master Note Purchase Agreement, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Master Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of June 30, 2007. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

In addition to the aforementioned revolving credit facility, the Company funds its short-term liquidity requirements from cash generated by operations, short-term vendor financing, and, to a lesser extent, from leasing with institutional leasing companies. The Company believes it has the ability to generate additional capital to fund its capital needs through the issuance of additional debt or equity.

Off Balance Sheet Arrangements – As of June 30, 2007, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

Environmental – A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs which is included in other long-term liabilities in the accompanying consolidated balance sheets. As of June 30, 2007, and following the performance of certain remediation activities at the site, the amount included in long-term liabilities is approximately $0.3 million. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies – Approximately $72 to $96 million of the Company’s total estimated storm related costs of $164 to $188 million from Hurricanes Katrina and Rita consists of the well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. During the last half of 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters have questioned whether certain well intervention costs for qualifying wells would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and underwriters regarding these well intervention activities, and it continues to submit any documentation requested for the costs of these activities to the insurance adjusters, in an effort to obtain reimbursement for these costs. During the second quarter of 2007, after reviewing additional documentation provided by the Company, the underwriters repeated their position that certain wells did not qualify for coverage and that certain well intervention costs for covered wells do not qualify as covered costs. Based on this position from underwriters, the Company has increased its allowance for uncollectible insurance receivable and charged approximately $1.6 million to expense, net of intercompany profit, during the second quarter of 2007 for a portion of these questioned costs. As of June 30, 2007, approximately $3.9 million of the total well intervention costs incurred remain in accounts receivable and are considered probable of recovery under the Company’s insurance policy. The Company continues to maintain and present its position to the underwriters that all well intervention costs being questioned qualify for reimbursement under its insurance policies. To the extent that amounts in excess of the Company’s net insurance receivable are reimbursed to the Company in a future period, such amounts will be included in income in that period.

The Company has received from underwriters the advance payment of an amount equal to the policy limit for removal of debris associated with the three destroyed platforms. In August 2006, the underwriters restated their position that there is no additional coverage provided under an endorsement obtained by the Company in August 2005 for the cost of removal of these platforms or for other damage repairs on certain properties in excess of the insured values provided by the Company’s property damage policy. The endorsement provides additional coverage for debris removal and other costs up to a maximum limit of $20 million per storm. While the Company has yet to incur costs for the removal of the destroyed platforms, total costs which the Company believes are recoverable under the endorsement relating to one of the storms could equal or exceed the policy maximum limits under the endorsement. The Company continues to provide additional requested documentation to the underwriters’ claims adjusters and the underwriters to support the coverage under this endorsement, but has not yet received underwriters’ agreement to its position. While the Company believes that these debris removal and other costs qualify for reimbursement under the endorsement, it is possible that all or a portion of these costs may not be reimbursed.

During the second quarter of 2007, the insurance adjuster identified approximately $3.3 million of certain repair related costs incurred by Maritech that it claims are not covered under Maritech’s property damage insurance policy. The Company has reviewed the adjuster’s position with regard to this claim, believes it is without merit, and is aggressively pursuing reimbursement of these repair related costs.

In October 2005, one of the Company’s drilling rig barges was damaged by a fire, and a claim was submitted pursuant to the Company’s insurance coverage. The drilling rig barge was repaired during 2006 and is now operational. As of June 30, 2007, approximately $6.4 million is included in the Company’s accounts receivable associated with the repair costs incurred for this asset, as such costs are probable of being reimbursed pursuant to the Company’s applicable insurance policy. This amount is net of approximately $2.1 million of insurance reimbursements which were collected in January 2007. In February 2007, the Company received a notice from its insurance underwriters, stating that they consider that approximately $3.7 million of this claim is not covered under the applicable policy. In August 2007, the underwriters responded to the Company’s position regarding this claim, requested additional information on a portion of the remaining costs incurred, and agreed to continue discussions. The Company has reviewed the underwriters’ position with regard to this claim, believes it is without merit, and continues to work with the underwriters to aggressively pursue reimbursement of its repair costs.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and those set forth from time to time in our filings with the Securities and Exchange Commission.

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
June 30, 2007
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

Each oil and gas swap contract uses WTI NYMEX and NYMEX Henry Hub as the referenced commodity, respectively. The market value of the Company’s oil swaps at June 30, 2007 was $8,775,000, which is reflected as a current liability. A $1 per barrel increase in the future price of oil would result in the market value of the combined oil derivative liability increasing by $2,041,000. The market value of the Company’s natural gas swaps at June 30, 2007 was $2,166,000, which was reflected as a current asset. A $0.10 per MMBtu increase in the future price of natural gas would result in the market value of the derivative asset decreasing by $643,000.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2007, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)
Apr 1 – Apr 30, 2007	–		$–	–	$14,327,000

May 1 – May 31, 2007	2,167	(2)	$26.63	–	$14,327,000

Jun 1 – Jun 30, 2007	2,655	(2)	$28.49	–	$14,327,000

Total	4,822			–	$14,327,000

(1) In January 2004, the Board of Directors of the Company authorized the repurchase of up to $20 million of its common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.

(2) Shares received by the Company in connection with the exercise of certain employee stock options or the vesting of certain employee restricted stock. These shares were not acquired pursuant to the stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 4, 2007, the Company held its annual meeting of stockholders, at which the Company's stockholders voted on the following proposals:

Proposal 1: Election of Directors

The following individuals were nominated and elected as Directors of the Company:

	Votes For	Votes Withheld
Hoyt Ammidon, Jr.	67,341,389	1,408,557
Paul D. Coombs	66,032,713	2,717,233
Ralph S. Cunningham	67,004,539	1,745,407
Tom H. Delimitros	66,999,224	1,750,722
Geoffrey M. Hertel	66,842,867	1,907,079
Allen T. McInnes	43,268,089	25,481,857
Kenneth P. Mitchell	64,177,262	4,572,684
Kenneth E. White, Jr.	67,360,856	1,389,090

Proposal 2: Ratification and approval of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2007.

Votes For	Votes Against	Votes Abstained
67,813,964	856,263	79,718

Proposal 3: Adoption of the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan.

Votes For	Votes Against	Votes Abstained
50,718,717	11,259,456	876,175

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1

TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 4, 2007 (SEC File No. 333 142637)).

10.2

Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 4, 2007 (SEC File No. 333 142637)).

10.3

Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on May 4, 2007 (SEC File No. 333 142637)).

10.4

Form of Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed on May 4, 2007 (SEC File No. 333 142637)).

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

TETRA Technologies, Inc.

Date: August 9, 2007	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President and
Chief Executive Officer

Date: August 9, 2007	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President and
Chief Financial Officer

Date: August 9, 2007	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer