Form 10-Q
period 2007-09-30
TETRA TECHNOLOGIES INC
filed 2007-11-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 1, 2007, there were 74,310,906 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$106,085	$90,893	$344,532	$282,440
Services and rentals	136,996	125,858	404,341	292,686
Total revenues	243,081	216,751	748,873	575,126

Cost of revenues:
Cost of product sales	65,784	45,283	212,892	146,011
Cost of services and rentals	98,844	77,045	277,092	176,316
Depreciation, depletion, amortization and accretion	41,229	22,082	101,139	58,125
Total cost of revenues	205,857	144,410	591,123	380,452
Gross profit	37,224	72,341	157,750	194,674

General and administrative expense	26,598	24,055	75,801	69,382
Operating income	10,626	48,286	81,949	125,292

Interest expense, net	4,305	3,503	12,514	9,221
Other (income) expense, net	742	(326)	(3,283)	(3,846)
Income before taxes and discontinued operations	5,579	45,109	72,718	119,917
Provision for income taxes	1,773	15,721	25,473	41,658
Income before discontinued operations	3,806	29,388	47,245	78,259
Income (loss) from discontinued operations, net of taxes	56	42	149	(87)
Net income	$3,862	$29,430	$47,394	$78,172

Basic net income per common share:
Income before discontinued operations	$0.05	$0.41	$0.65	$1.09
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.00)
Net income	$0.05	$0.41	$0.65	$1.09

Average shares outstanding	73,969	71,781	73,401	71,559

Diluted net income per common share:
Income before discontinued operations	$0.05	$0.39	$0.62	$1.05
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.00)
Net income	$0.05	$0.39	$0.62	$1.05

Average diluted shares outstanding	76,351	75,068	75,957	74,781

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,257	$5,535
Restricted cash	601	582
Accounts receivable, net of allowances for doubtful accounts of $7,780 in 2007 and $2,432 in 2006	246,882	243,352
Inventories	119,838	118,837
Deferred tax assets	4,148	4,438
Assets of discontinued operations	3,616	4,086
Prepaid expenses and other current assets	29,632	31,267
Total current assets	405,974	408,097

Property, plant and equipment:
Land and building	20,872	19,539
Machinery and equipment	409,080	325,029
Automobiles and trucks	36,598	27,800
Chemical plants	45,872	48,332
Oil and gas producing assets	377,314	284,267
Construction in progress	29,852	40,308
	919,588	745,275
Less accumulated depreciation and depletion	(317,981)	(237,126)
Net property, plant and equipment	601,607	508,149

Other assets:
Goodwill	131,407	125,961
Patents, trademarks and other intangible assets, net of accumulated amortization of $14,288 in 2007 and $11,335 in 2006	20,868	21,317
Other assets	22,548	22,666
Total other assets	174,823	169,944
	$1,182,404	$1,086,190

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$110,476	$78,859
Accrued liabilities	85,060	82,435
Liabilities of discontinued operations	272	464
Total current liabilities	195,808	161,758

Long-term debt, net	336,379	336,381
Deferred income taxes	48,118	51,243
Decommissioning liabilities, net	97,511	101,125
Other liabilities	18,903	15,303
Total long-term and other liabilities	500,911	504,052

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 75,811,453 shares issued at September 30, 2007 and 73,877,467 shares issued at December 31, 2006	758	739
Additional paid-in capital	172,714	147,178
Treasury stock, at cost; 1,530,330 shares held at September 30, 2007 and 1,946,039 shares held at December 31, 2006	(8,390)	(10,524)
Accumulated other comprehensive income (loss)	(4,845)	4,875
Retained earnings	325,448	278,112
Total stockholders' equity	485,685	420,380
	$1,182,404	$1,086,190

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$47,394	$78,172
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	94,007	58,125
Oil and gas property impairments	5,433	–
Dry hole costs	1,699	–
Provision for deferred income taxes	4,595	8,143
Stock option expense	3,313	2,675
Provision for doubtful accounts and other non-cash charges and credits	7,151	(1,664)
Gain on sale of property, plant and equipment	(3,146)	(3,687)
Cost of compressor units sold	4,588	5,350
Excess tax benefit from exercise of stock options	(12,850)	(12,143)
Equity in (earnings) loss of unconsolidated subsidiary	(693)	(147)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,163)	(63,336)
Inventories	927	(35,649)
Prepaid expenses and other current assets	(4,057)	(4,243)
Trade accounts payable and accrued expenses	37,903	22,292
Decommissioning liabilities	(28,557)	(12,689)
Discontinued operations: non-cash charges and working capital changes	(1,043)	665
Other	304	(940)
Net cash provided by operating activities	148,805	40,924

Investing activities:
Purchases of property, plant and equipment	(172,236)	(133,863)
Business combinations, net of cash acquired	(14,506)	(68,651)
Proceeds from sale of property, plant and equipment	2,781	2,297
Proceeds from insured replacement cost	7,131	–
Change in restricted cash	(19)	(16)
Other investing activities	1,030	(696)
Investing activities of discontinued operations	1,413	(95)
Net cash used in investing activities	(174,406)	(201,024)

Financing activities:
Proceeds from long-term debt obligations	34,079	273,993
Principal payments on long-term debt obligations	(38,087)	(138,310)
Proceeds from exercise of stock options	11,520	11,073
Excess tax benefit from exercise of stock options	12,850	12,143
Net cash provided by financing activities	20,362	158,899
Effect of exchange rate changes on cash	961	270

Increase (decrease) in cash and cash equivalents	(4,278)	(931)
Cash and cash equivalents at beginning of period	5,535	1,597
Cash and cash equivalents at end of period	$1,257	$666

Supplemental cash flow information:
Interest paid	$13,250	$8,560
Income taxes paid	10,485	18,032

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$–	$7,620
Adjustment of fair value of decommissioning liabilities capitalized to oil and gas properties	$8,483	$5,095

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of weighted average common shares outstanding	73,968,544	71,781,441	73,400,784	71,558,600
Assumed exercise of stock options	2,382,521	3,286,591	2,556,653	3,222,829
Average diluted shares outstanding	76,351,065	75,068,032	75,957,437	74,781,429

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2007, the average market price of $24.49 was used. For the three months ended September 30, 2007, the average diluted shares outstanding excludes the impact of 575,816 average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

Restricted Cash

Restricted cash reflected on the Company’s balance sheets currently consists of funds related to a third party’s proportionate obligation in the plugging and abandonment of a particular oil and gas property operated by the Company’s Maritech Resources, Inc. (Maritech) subsidiary. This cash will remain restricted until such time as the associated plugging and abandonment project is completed, which is expected to occur during the next twelve months.

Hurricane Repair Expenses

The Company incurred damage to certain of its onshore and offshore operating equipment and facilities during the third quarter of 2005 as a result of Hurricanes Katrina and Rita. The hurricanes damaged or destroyed certain of the Company’s fluids facilities, as well as certain of its decommissioning assets, including one of its heavy lift barges. The Company’s Maritech subsidiary also suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three of its platforms and one of its production facilities were completely destroyed. A majority of Company assets damaged during these hurricanes have been repaired and have resumed operation. With regard to the destroyed offshore platforms, well intervention efforts on a majority of the wells associated with two of the destroyed platforms have been performed, and the Company is continuing to assess the extent of well intervention work required on wells associated with the third platform. These well intervention efforts are being performed by the Company’s WA&D Services segment. In addition, the Company is also continuing to assess the removal of debris costs associated with the destroyed platforms. Repair and well intervention costs incurred that are covered under the Company’s insurance policies and probable of recovery are included in accounts receivable, net of reimbursements, allowances, and any associated intercompany profit. Such net insurance accounts receivable amounts, including other non-storm related insurance claims, totaled $26.9 million and $63.0 million as of September 30, 2007 and December 31, 2006, respectively.

Insurance claim proceeds in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. During the nine months ended September 30, 2007, $1.4 million of insurance claim proceeds in excess of destroyed asset carrying values and repair costs were credited to earnings. Intercompany profit on repair work performed by the Company’s WA&D Services segment is deferred until such time as insurance claim proceeds are received. The Company believes that all additional repair costs for these damaged assets in excess of applicable deductible amounts, up to the specific policy coverage limits, and included in net accounts receivable, will be reimbursed under its insurance policies. The coverage for certain well intervention costs incurred has been questioned by the insurance underwriters. The Company is pursuing the recovery of these questioned costs, however a portion of such costs has been charged to earnings during 2007. For further discussion, see Note I – Commitments and Contingencies.

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

Oil and Gas Property Impairments

The Company follows the successful efforts method of accounting for the oil and gas operations of its Maritech subsidiary. Under the successful efforts method, all capitalized costs of oil and gas properties are accumulated and recorded separately for each field, and are assessed for impairment in value whenever indicators become evident, with any impairment charged to expense. During the nine months ended September 30, 2007, the Company recorded $5.4 million of Maritech oil and gas property impairments. Approximately $4.6 million was recorded during the third quarter of 2007, in connection with the reduction of the net carrying value of a property following the decrease in production volumes for this property during the third quarter of 2007.

Gas Balancing

As part of its acquisitions of producing properties, Maritech has acquired gas balancing receivables and payables related to certain properties. Maritech allocates value for any acquired gas balancing positions using estimated amounts expected to be received or paid in the future. Amounts related to under-produced volume positions acquired are reflected as assets and amounts related to over-produced volume positions acquired are reflected as liabilities. At December 31, 2006 and September 30, 2007, the Company reflected a gas balancing receivable of $3.3 million and $2.8 million, respectively, in accounts receivable or other long-term assets, and a gas balancing payable of $6.9 million and $7.0 million, respectively, in accrued liabilities or other long-term liabilities. Maritech accounts for gas sales revenue from such properties based on its entitled share of total monthly production, with any monthly over- or under-production taken as an adjustment to the gas balancing receivable or payable, valued at the lower of the price in effect at time of production, current market price, or contract price, if applicable.

Environmental Liabilities

Environmental expenditures which result in additions to property and equipment are capitalized, while other environmental expenditures are expensed. Environmental remediation liabilities are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated. Estimates of future environmental remediation expenditures often consist of a range of possible expenditure amounts, a portion of which may be in excess of amounts of liabilities recorded. In this instance, the Company discloses the full range of amounts reasonably possible of being incurred. Any changes or developments in environmental remediation efforts are accounted for and disclosed each quarter as they occur. Any recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Complexities involving environmental remediation efforts can cause the estimates of the associated liability to be imprecise. Factors which cause uncertainties regarding the estimation of future expenditures include, but are not limited to, the effectiveness of the anticipated work plans in achieving targeted results and changes in the desired remediation methods and outcomes as prescribed by regulatory agencies. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable as the work is performed and the range of ultimate cost becomes more defined. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of these contingencies.

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

NOTE B – DISCONTINUED OPERATIONS

During the fourth quarter of 2006, the Company made the decision to discontinue its fluids and production testing operations in Venezuela due to several factors, including the country’s changing political climate. The Company’s Venezuelan fluids operation was previously part of its Fluids Division and the production testing operation was previously part of its Production Enhancement Division. The majority of the Venezuelan property assets have been sold or transferred to other market locations, and these closure efforts are expected to continue during the remainder of 2007.

The Company has accounted for its Venezuelan fluids and production testing businesses as discontinued operations, and has reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to the Company’s discontinued operations for each of the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007		2006
	(In Thousands)
Revenues	$38	$1,013	$608		$2,925

Income before taxes	$104	$31	$301	(1)	$16
Income tax provision (benefit)	48	(11)	152		103
Income (loss) from discontinued operations, net of taxes	$56	$42	$149	(2)	$(87)

(1) Amounts reflected include $126,000 associated with the Company's micronutrients business.

(2) Amounts reflected include $82,000 associated with the Company's micronutrients business.

Assets and liabilities of discontinued operations related to the Venezuelan fluids and production testing businesses consist of the following as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(In Thousands)
Current assets	$3,561	$2,503
Property, plant and equipment, net	55	1,583
Total assets	$3,616	$4,086

Current liabilities	$272	$464
Total liabilities	$272	$464

Current assets of discontinued operations as of September 30, 2007 include cash maintained in local currency on deposit in Venezuelan banks, and having an equivalent value of approximately $2.5 million. Such cash may be subject to a discount upon conversion to U.S. dollars prior to being transferred out of Venezuela.

NOTE C – ACQUISITIONS AND DISPOSITIONS

In April 2007, the Company acquired certain assets and the operations of a company that provides fluids transfer and related services in support of high pressure fracturing processes. The acquisition expands the Fluids Division’s existing water transfer and related services business by providing such services to customers in the Arkansas, TexOma, and ArkLaTex regions. As consideration for the acquired assets, the Company paid approximately $8.5 million of cash at closing, with up to an additional $2.5 million to be paid over the next two years, depending on the level of revenues generated by the acquired assets. The Company allocated the purchase price of this acquisition to the fair value of the assets and liabilities acquired, which consisted of approximately $0.2 million of inventory, $5.5 million of property, plant and equipment; $1.4 million of certain intangible assets; and $1.3 million of goodwill. Intangible assets, other than goodwill, are amortized over their useful lives ranging from five to six years.

This acquisition has been accounted for as a purchase, and the operations of the acquired business have been included in the accompanying consolidated financial statements from the date of acquisition.

In September 2007, the Company acquired the assets and operations of EOT Rentals, LLC (EOT), a business which provides onshore and offshore cutting services and equipment rentals and services. The acquisition of EOT is a strategic expansion of the WA&D Services segment which, in the past, has contracted cutting services from third parties, including EOT, in order to provide such services to its customers. As consideration for the acquired assets, the Company paid approximately $6.1 million of cash at closing, subject to adjustment, with an additional $1.0 million to be paid at prescribed dates over the next two years. The Company allocated the purchase price of this acquisition to the preliminary estimate of fair value of the assets and liabilities acquired, which consisted of approximately $0.7 million of net working capital, approximately $2.8 million of property, plant and equipment; $0.9 million of certain intangible assets; and $2.5 million of goodwill. Adjustments to be made to this preliminary allocation of fair value are not expected to be material. Intangible assets, other than goodwill, are amortized over their useful lives ranging from five to six years. This acquisition has been accounted for as a purchase, and the operations of the acquired business will be included in the consolidated financial statements from the date of acquisition.

During the first nine months of 2007, Maritech entered into five separate transactions in which it sold interests in certain oil and gas properties and assets. As a result of these transactions, the buyers of these properties assumed an aggregate of approximately $4.0 million of Maritech’s associated decommissioning liabilities. Maritech paid total cash at closing of approximately $1.0 million in these transactions, will receive $0.5 million of cash on or before December 31, 2007, and recognized gains totaling approximately $2.4 million. The amount of oil and gas reserve volumes associated with the sold properties was immaterial.

In September 2007, the Company entered into a non-binding letter of intent to sell certain non-core assets for cash. The disposal is subject to the execution of a definitive purchase and sale agreement and customary conditions. The transaction is expected to occur during the fourth quarter of 2007.

For additional discussion of acquisitions, see Note K – Subsequent Events.

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(In Thousands)
Bank revolving line of credit facility	$151,417	$154,242
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	39,962	36,969
5.90% Senior Notes, Series 2006-A	90,000	90,000
European Credit Facility	–	–
Vehicle loans	–	337
	336,379	336,548
Less current portion	–	167
Total long-term debt	$336,379	$336,381

During the first quarter of 2007, the Company entered into a bank line of credit facility covering the day to day working capital needs of certain of its European operations (the European Credit Facility). The European Credit Facility provides available borrowing capacity of up to 5 million Euros (approximately $7.1 million as of September 30, 2007), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Facility agreement is cancellable by either party with 14 business days notice, and contains standard provisions in the event of default. As of September 30, 2007, the Company had no borrowings pursuant to the European Credit Facility.

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

The changes in total asset retirement obligations during the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,
	2007	2006
	(In Thousands)
Beginning balance for the period, as reported	$122,181	$137,759
Activity in the period:
Accretion of liability	1,666	1,725
Retirement obligations incurred	2,445	–
Revisions in estimated cash flows	10,590	10,482
Settlement of retirement obligations	(15,770)	(8,435)
Ending balance as of September 30	$121,112	$141,531

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Beginning balance for the period, as reported	$138,340	$136,843
Activity in the period:
Accretion of liability	5,439	5,230
Retirement obligations incurred	2,445	3,640
Revisions in estimated cash flows	13,872	10,915
Settlement of retirement obligations	(38,984)	(15,097)
Ending balance as of September 30	$121,112	$141,531

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

The Company believes that its swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with its oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues over the term of the hedge contracts, utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the asset for the outstanding cash flow hedge natural gas swap contracts at September 30, 2007 was approximately $1.8 million, which is included as prepaid expenses and other current assets in the accompanying consolidated balance sheet. The fair value of the liability for the outstanding cash flow hedge oil swap contracts at September 30, 2007 was approximately $19.1 million, which is included as accrued liabilities in the accompanying consolidated balance sheet. As the hedge contracts were highly effective, losses of $10.9 million from changes in contract fair value, net of taxes, as of September 30, 2007, are included in other comprehensive income (loss) within stockholders’ equity. For the three month period ended September 30, 2007, the Company recorded losses of approximately $0.2 million for the ineffective portion of the change in the derivatives’ fair value related to the oil and gas swap contracts and has reclassified such losses within other (income) expense in the accompanying consolidated statements of operations.

The Company’s long-term debt includes borrowings which are designated as a hedge of the Company’s net investment in its TCE European calcium chloride operation. The hedge is considered to be effective since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At September 30, 2007, the Company had 36 million Euros (approximately $51.4 million) designated as a hedge of a net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $4.5 million, net of taxes, at September 30, 2007.

NOTE G – COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,
	2007	2006
	(In Thousands)
Net income	$3,862	$29,430
Net change in derivative fair value, net of taxes of $(3,154) and $4,183, respectively	(5,323)	7,061
Reclassification of derivative fair value into earnings, net of taxes of $(751) and $770, respectively	(1,268)	1,301
Foreign currency translation adjustment, net of taxes of $728 and $157, respectively	2,578	359

Comprehensive income	$(151)	$38,151

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Net income	$47,394	$78,172
Net change in derivative fair value, net of taxes of $(8,138) and $2,648, respectively	(13,736)	4,471
Reclassification of derivative fair value into earnings, net of taxes of $(5) and $(868), respectively	(9)	(1,467)
Foreign currency translation adjustment, net of taxes of $852 and $891, respectively	4,025	1,999

Comprehensive income	$37,674	$83,175

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

As of January 1, 2007, the Company had a gross amount of $4.7 million of unrecognized tax benefits, of which $2.4 million would affect the effective tax rate if recognized. Included in this amount as of January 1, 2007 is $2.2 million of accrued potential interest and penalties associated with these uncertain tax positions. The amount of expected decreases of unrecognized tax benefits over the next twelve month period is not material. The Company records any accrued penalties and interest related to unrecognized tax benefits in income tax expense, and such amounts were not material during the nine months ended September 30, 2007.

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

Environmental – A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs which is included in other long-term liabilities in the accompanying consolidated balance sheets. As of September 30, 2007, and following the performance of certain remediation activities at the site, the amount included in long-term liabilities is approximately $0.3 million. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies – As a result of Hurricanes Katrina and Rita in 2005, the Company estimates that it will incur approximately $164 to $188 million of total storm related costs, of which approximately $129.3 had been expended as of September 30, 2007. The Company has received claim proceeds of approximately $94.3 million pursuant to its various insurance policies covering this damage. Approximately $72 to $96 million of the storm related costs consists of well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. During the last half of 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters have questioned whether certain well intervention costs for qualifying wells would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and underwriters regarding these well intervention activities, and it continues to submit any documentation requested for the costs of these activities to the insurance adjusters, in an effort to obtain reimbursement for these costs. During the second quarter of 2007, after reviewing additional documentation provided by the Company, the underwriters repeated their position that certain wells did not qualify for coverage and that certain well intervention costs for covered wells do not qualify as covered costs. Based on this position from underwriters, the Company increased its allowance for uncollectible insurance receivable and charged approximately $1.6 million to expense, net of intercompany profit, during the second quarter of 2007 for a portion of these questioned costs. As of September 30, 2007, approximately $46.7 million of well intervention costs had been expended and approximately $3.9 million of such costs remain in accounts receivable and are considered probable of recovery under the Company’s insurance policy. The Company continues to maintain and present its position to the underwriters that all well intervention costs being questioned qualify for reimbursement under its insurance policies. To the extent that amounts in excess of the Company’s net insurance receivable are reimbursed to the Company in a future period, such amounts will be included in income in that period.

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

During the second quarter of 2007, the insurance adjuster identified approximately $3.3 million of certain repair related costs incurred by Maritech and included in accounts receivable that it claims are not covered under Maritech’s property damage insurance policy. Maritech has included these amounts in the claim presented to the underwriters, as it believes, based on the terms of the policy and historical experience, that these amounts are covered under the insurance policy. The Company has yet to receive the underwriters’ position with regard to these costs. The Company believes the adjuster’s position with regard to this claim is without merit, and is pursuing reimbursement of these repair related costs.

In October 2005, one of the Company’s drilling rig barges was damaged by a fire, and a claim was submitted pursuant to the Company’s insurance coverage. The drilling rig barge was repaired during 2006 and is now operational. As of September 30, 2007, approximately $5.7 million is included in the Company’s accounts receivable associated with the repair costs incurred for this asset, as such costs are considered probable of being reimbursed pursuant to the Company’s applicable insurance policy. This amount is net of approximately $2.1 million of insurance reimbursements, which were collected in January 2007, and approximately $0.8 million of costs which were charged to expense during the third quarter of 2007. In February 2007, the Company received a notice from its insurance underwriters, stating that they consider that approximately $3.7 million of this claim is not covered under the applicable policy. In August 2007, the underwriters responded to the Company’s position regarding this claim, requested additional information on a portion of the remaining costs incurred, and agreed to continue discussions. The Company has reviewed the underwriters’ position with regard to this claim, and believes it is without merit. In September 2007, the Company met with underwriters to discuss the claim, delivered the additional requested information, and is awaiting any further questions. The Company continues to work with the underwriters to pursue reimbursement of its repair costs.

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

The Company’s Fluids Division manufactures and markets clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations both domestically and in certain regions of Europe, Asia (including the Middle East), Latin America, and Africa. The Division also markets certain fluids and dry calcium chloride manufactured at its production facilities to a variety of markets outside the energy industry.

The Company’s WA&D Division consists of two operating segments: WA&D Services and Maritech. The WA&D Services segment provides a broad array of services required for the abandonment of depleted oil and gas wells and the decommissioning of platforms, pipelines, and other associated equipment. The WA&D Services segment also provides diving, marine, engineering, cutting, electric wireline, tool rental, workover, and drilling services. The WA&D Services segment operates primarily in the onshore U.S. Gulf Coast region and the inland waters and offshore markets of the Gulf of Mexico.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$44,095	$45,756	$174,629	$155,779
WA&D Division
WA&D Services	856	847	3,564	2,700
Maritech	56,941	41,742	157,305	114,860
Intersegment eliminations	–	–	–	–
Total WA&D Division	57,797	42,589	160,869	117,560
Production Enhancement Division	4,193	2,548	9,034	9,101
Consolidated	106,085	90,893	344,532	282,440

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
Revenues from external customers
Services and Rentals
Fluids Division	$15,302	$10,277	$38,343	$24,991
WA&D Division
WA&D Services	86,230	95,035	258,571	198,781
Maritech	224	391	544	3,179
Intersegment eliminations	(10,275)	(16,653)	(23,187)	(34,659)
Total WA&D Division	76,179	78,773	235,928	167,301
Production Enhancement Division	45,515	36,808	130,070	100,394
Consolidated	136,996	125,858	404,341	292,686

Intersegment revenues
Fluids Division	1,272	239	1,475	345
WA&D Division
WA&D Services	–	–	–	–
Maritech	–	–	–	–
Intersegment eliminations	–	–	–	–
Total WA&D Division	–	–	–	–
Production Enhancement Division	59	30	109	156
Intersegment eliminations	(1,331)	(269)	(1,584)	(501)
Consolidated	–	–	–	–

Total revenues
Fluids Division	60,669	56,272	214,447	181,115
WA&D Division
WA&D Services	87,086	95,882	262,135	201,481
Maritech	57,165	42,133	157,849	118,039
Intersegment eliminations	(10,275)	(16,653)	(23,187)	(34,659)
Total WA&D Division	133,976	121,362	396,797	284,861
Production Enhancement Division	49,767	39,386	139,213	109,651
Intersegment eliminations	(1,331)	(269)	(1,584)	(501)
Consolidated	$243,081	$216,751	$748,873	$575,126

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
	(In Thousands)
Income before taxes and discontinued operations
Fluids Division	$319		$15,735		$18,531		$47,495
WA&D Division
WA&D Services	2,743		19,079		26,459		37,060
Maritech	1,668		12,004		21,357		41,142
Intersegment eliminations	74		(1,939)		3,977		(4,712)
Total WA&D Division	4,485		29,144		51,793		73,490
Production Enhancement Division	14,768		12,023		39,914		32,889
Corporate overhead	(13,993	)(1)	(11,793	)(1)	(37,520	)(1)	(33,957	)(1)
Consolidated	$5,579		$45,109		$72,718		$119,917

	September 30,
	2007		2006
	(In Thousands)
Total assets
Fluids Division	$283,784		$245,996
WA&D Division
WA&D Services	283,089		246,690
Maritech	305,686		267,608
Intersegment eliminations	(4,366)		(9,266)
Total WA&D Division	584,409		505,032
Production Enhancement Division	275,673		234,619
Corporate overhead	38,538	(2)	35,737	(2)
Consolidated	$1,182,404		$1,021,384

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
General and administrative expense	$8,924	$8,138	$23,539	$23,782
Depreciation and amortization	309	273	866	722
Interest expense	4,429	3,537	12,900	9,383
Other general corporate (income) expense, net	331	(155)	215	70
Total	$13,993	$11,793	$37,520	$33,957

(2) Includes assets of discontinued operations.

NOTE K – SUBSEQUENT EVENTS

In October 2007, the Company’s Maritech subsidiary signed non-binding letters of intent to acquire additional oil and gas properties in two separate transactions. The properties, consisting of producing fields as well as unproved prospects, are located offshore in the Gulf of Mexico and would add to Maritech’s existing oil and gas reserves. Both acquisitions are subject to the execution of definitive purchase and sale agreements and other customary closing conditions. The transactions are expected to close during the fourth quarter of 2007 and to be funded from the Company’s existing borrowing capacity under its revolving line of credit facility and, potentially, with proceeds from an anticipated sale of certain non-core assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Although the Company once again reported quarterly revenues significantly higher than the corresponding prior year period, quarterly results of operations were lower than the prior year period for the second consecutive quarter. Third quarter 2007 net income decreased to $3.9 million, a decrease of 86.9% from the record earnings in the third quarter of 2006. Many of the Company’s businesses were again plagued by issues that also affected the prior quarter of 2007, including weather disruptions, higher fluids inventory costs, service contract issues, and vessel inefficiencies due to mechanical issues. The Fluids Division was also affected by decreased demand in the Gulf of Mexico. In addition, the Company’s Maritech Resources, Inc. (Maritech) subsidiary recorded impairments on certain oil and gas properties during the quarter. Consolidated gross profit as a percentage of revenue dropped to 15.3% during the third quarter of 2007 compared to 33.4% during the prior year quarter. The profitability levels of the Company’s core businesses are expected to recover beginning in early 2008. The Fluids Division continues to transition to a lower cost supply, which should improve profitability in future periods. The Company’s WA&D Services segment also continues to adjust its operations to serve the current demand levels more efficiently, right-sizing and upgrading its fleet, operating under newer, more favorable contract terms, and modifying its approach to servicing the post-hurricane market. Maritech revenues achieved a record level during the quarter on the strength of increased production volumes and product pricing, although profitability was negatively affected by property impairments, increased abandonment and decommissioning costs, and increased depletion expenses for many of its producing properties. The Production Enhancement Division continues to exceed prior year profitability levels. This growth is expected to continue, given the continuing high demand for the Division’s production testing and wellhead compression services, both domestically and internationally. The growth of the Company’s operations, as well as the borrowings necessary to fund its capital expenditure program, has resulted in increased administrative and interest expenses compared to the prior year, and such comparative increases are expected to continue in the future as the Company continues to grow.

The Company’s consolidated balance sheet as of September 30, 2007 included current assets of $406.0 million and total assets of $1.2 billion. The Company’s long-term debt balance decreased slightly during the first nine months of 2007 to an outstanding balance of $336.4 million as of September 30, 2007, as net principal payments of $4.0 million during the first nine months of 2007 were offset by the impact of currency exchange fluctuation for the Euro-denominated debt. As of November 9, 2007, the Company had available borrowing capacity of approximately $103.1 million. During the first nine months of 2007, the Company generated operating cash flow of $148.8 million. The Company plans to utilize its operating cash flow and its available borrowing capacity to fund its growth, including its capital expenditure program and acquisition opportunities. Specific areas of planned ongoing capital expenditure investment include the further exploitation, development, and acquisition of Maritech oil and gas properties, the continued growth of the Company’s fleet of wellhead compression equipment, and a multi-year Fluids Division development project to construct a new calcium chloride plant and expand an existing brominated fluids production facility. In addition to these internal growth projects, the Company’s growth strategy also includes identifying opportunities to establish operations in additional niche oil and gas service markets, including international business development opportunities, and considering suitable acquisition opportunities. In October 2007, Maritech entered into non-binding letters of intent to acquire additional oil and gas properties for cash in two separate transactions. If consummated under their current terms, these transactions would require utilization of a significant percentage of the Company’s remaining borrowing capacity under its revolving credit facility. Cash to fund a portion of the consideration required pursuant to these acquisitions may also be provided by a sale of certain non-core assets, which the Company expects to consummate during the fourth quarter of 2007, in which event the Company will not be required to utilize as much of its available borrowing capacity.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In Thousands)
Revenues
Fluids Division	$60,669	$56,272	$214,447	$181,115
WA&D Division
WA&D Services	87,086	95,882	262,135	201,481
Maritech	57,165	42,133	157,849	118,039
Intersegment eliminations	(10,275)	(16,653)	(23,187)	(34,659)
Total WA&D Division	133,976	121,362	396,797	284,861
Production Enhancement Division	49,767	39,386	139,213	109,651
Intersegment eliminations	(1,331)	(269)	(1,584)	(501)
	243,081	216,751	748,873	575,126
Gross profit
Fluids Division	7,437	22,177	39,212	65,178
WA&D Division
WA&D Services	6,889	22,143	37,962	46,458
Maritech	3,465	14,523	23,967	44,525
Intersegment eliminations	74	(1,939)	3,977	(4,712)
Total WA&D Division	10,428	34,727	65,906	86,271
Production Enhancement Division	19,520	15,769	53,375	44,056
Other	(161)	(332)	(743)	(831)
	37,224	72,341	157,750	194,674
Income before taxes and discontinued operations
Fluids Division	319	15,735	18,531	47,495
WA&D Division
WA&D Services	2,743	19,079	26,459	37,060
Maritech	1,668	12,004	21,357	41,142
Intersegment eliminations	74	(1,939)	3,977	(4,712)
Total WA&D Division	4,485	29,144	51,793	73,490
Production Enhancement Division	14,768	12,023	39,914	32,889
Corporate overhead	(13,993)	(11,793)	(37,520)	(33,957)
	5,579	45,109	72,718	119,917

The above information excludes the results of the Company’s Venezuelan fluids and production testing businesses, which have been accounted for as discontinued operations.

Three months ended September 30, 2007 compared with three months ended September 30, 2006.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the quarter ended September 30, 2007 were $243.1 million compared to $216.8 million for the third quarter of the prior year, an increase of 12.1%. Consolidated gross profit decreased to $37.2 million during the third quarter of 2007 compared to $72.3 million in the prior year quarter, a decrease of 48.5%. Consolidated gross profit as a percentage of revenue was 15.3% during the third quarter of 2007 compared to 33.4% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $26.6 million during the third quarter of 2007 compared to $24.1 million during the prior year period, an increase of $2.5 million or 10.6%. This increase was due to the overall growth of the Company and included approximately $2.6 million of increased salaries, benefits, contract labor costs, and other associated employee expenses, approximately $0.4 million of increased insurance expenses, and $0.1 million of increased office expenses. Such increases were partially offset by approximately $0.5 million of decreased professional services expenses and approximately $0.1 million of decreased general expenses. General and administrative expenses as a percentage of revenues decreased to 10.9% during the third quarter of 2007 compared to 11.1% during the prior year period.

Other Income and Expense – Other income and expense was $0.7 million of expense during the third quarter of 2007 compared to $0.3 million of income during the third quarter of 2006. The decrease was due to approximately $0.3 million of decreased equity in earnings from unconsolidated joint ventures, approximately $0.2 million of decreased foreign currency gains, and approximately $0.5 million of decreased other income, primarily due to ineffectiveness on commodity derivative contracts.

Interest Expense and Income Taxes – Net interest expense increased from $3.5 million during the third quarter of the prior year to $4.3 million during the third quarter of 2007 due to increased borrowings of long-term debt, which were used to fund the Company’s acquisitions and capital expenditure requirements during 2007. Interest expense will increase in future periods to the extent additional borrowings are used to fund the Company’s acquisition and capital expenditure plans. The Company’s provision for income taxes during the third quarter of 2007 decreased to $1.8 million compared to $15.7 million during the prior year period, primarily due to lower earnings.

Net Income – Net income before discontinued operations was $3.8 million during the third quarter of 2007 compared to $29.4 million in the prior year quarter, a decrease of $25.6 million. Net income per diluted share before discontinued operations was $0.05 on 76,351,065 average diluted shares outstanding during the third quarter of 2007 compared to $0.39 on 75,068,032 average diluted shares outstanding in the prior year.

During the fourth quarter of 2006, the Company made the decision to discontinue its Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Income from discontinued operations was $0.1 million during the third quarter of 2007.

Net income was $3.9 million during the third quarter of 2007 compared to $29.4 million in the prior year quarter, a decrease of $25.6 million. Net income per diluted share was $0.05 on 76,351,065 average diluted shares outstanding during the third quarter of 2007 compared to $0.39 on 75,068,032 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Fluids Division revenues increased $4.4 million to $60.7 million during the third quarter of 2007 compared to $56.3 million during the third quarter of 2006, a 7.8% increase. This increase was primarily due to increased domestic clear brines fluids sales volumes and service activity, particularly for onshore service, and despite a decrease in offshore demand during the quarter. In September 2006 and April 2007, the Division completed the acquisitions of the assets and operations of certain onshore service companies, which expanded the Division’s completion services operations into the Arkansas, New Mexico, TexOma, and ArkLaTex regions. These revenue increases were partially offset, however, by decreased chemicals sales domestically and internationally, despite increased pricing. Much of the demand for the Division’s products is affected by the level of drilling activity, particularly deepwater drilling, in the Gulf of Mexico region.

Fluids Division gross profit decreased to $7.4 million during the third quarter of 2007, compared to $22.2 million during the prior year period, a decrease of $14.7 million or 66.5%. Gross profit as a percentage of revenue decreased from 39.4% during the prior year period to 12.3% during the current year period. This decrease was primarily due to the increased cost of raw materials for the Division’s products. Although a favorable long-term supply for certain of the Division’s raw material needs has been secured, the Division’s gross margin percentage is expected to continue to be significantly lower than 2006 levels, due to higher near-term inventory costs during the transition to this new favorable supply. In addition, unfavorable weather conditions during the quarter, though not as severe as those experienced during the second quarter, continued to adversely affect the Division’s operations, particularly for its onshore water transfer and completion services businesses.

Fluids Division income before taxes during the third quarter of 2007 totaled $0.3 million compared to $15.7 million in the corresponding prior year period, a decrease of $15.4 million or 98.0%. This decrease was primarily generated by the $14.7 million decrease in gross profit discussed above, along with approximately $0.5 million of increased administrative expenses, and approximately $0.2 million of decreased other income, primarily from decreased equity earnings from an unconsolidated joint venture.

WA&D Division – WA&D Division revenues increased from $121.4 million during the third quarter of 2006 to $134.0 million during the current year period, an increase of $12.6 million or 10.4%. WA&D Division gross profit during the third quarter of 2007 totaled $10.4 million compared to $34.7 million during the prior year third quarter, a decrease of $24.3 million or 70.0%. WA&D Division income before taxes was $4.5 million during the third quarter of 2007 compared to $29.1 million during the prior year period, a decrease of $24.7 million or 84.6%.

The Division’s WA&D Services operations revenues decreased to $87.1 million during the third quarter of 2007 compared to $95.9 million in the prior year quarter, a decrease of $8.8 million or approximately 9.2%. This decrease was primarily due to decreased vessel activity levels compared to the prior year, delays in the demand for services by certain customers, and additional decreased vessel utilization due to weather conditions and mechanical problems during the quarter. With its current reduced fleet of three heavy lift vessels, the Division aims to capitalize on the current demand for well abandonment and decommissioning activity in the Gulf of Mexico, which includes a portion of the work to be done over the next several years on offshore properties that were damaged or destroyed by the significant storms that occurred in the third quarter of 2005. The September 2007 acquisition of the assets and operations of EOT Rentals, LLC (EOT) is expected to generate increased revenues for cutting tool services to be provided to the Division’s customers.

The WA&D Services segment of the Division reported a $15.3 million decrease in gross profit, from $22.1 million during the third quarter of 2006 to $6.9 million during the current year quarter. WA&D Services’ gross profit as a percentage of revenues decreased to 7.9% during the current year quarter compared to 23.1% during the prior year period. As discussed above, the segment experienced operating inefficiencies caused by weather disruptions and vessel mechanical problems during the quarter. In particular, one of the Company’s newly refurbished dive service vessels was inactive most of the quarter undergoing extensive repairs. In addition, project scheduling and contract transition issues also negatively affected gross profit during the period. In response to the current market demand, the Company is modifying its approach to providing its services associated with platforms that were damaged or destroyed by the 2005 storms. The Company anticipates that many of the operational issues which have negatively affected the WA&D Services segment have now been addressed, and that the segment will return to higher profitability levels going forward.

The WA&D Services segment income before taxes decreased from $19.1 million during the third quarter of 2006 to $2.7 million during the current year quarter, a decrease of $16.3 million or 85.6%. This decrease was due to the $15.3 million decrease in gross profit described above, plus a $1.0 million increase in general and administrative expenses as a result of recent growth.

The Division’s Maritech operations reported revenues of $57.2 million during the third quarter of 2007 compared to $42.1 million during the prior year period, an increase of $15.0 million, or 35.7%. Increased production volumes generated increased revenues of approximately $17.8 million, primarily from successful exploitation and development activities. During 2006 and the first nine months of 2007, Maritech expended approximately $153.4 million on exploitation and development activities, and such activity is expected to continue during the remainder of 2007. Maritech’s current period revenue increase as a result of increased production was partially offset by approximately $2.6 million of lower realized commodity prices, including approximately $4.2 million from decreased pricing for Maritech’s natural gas production. Realized natural gas prices during 2006 included the impact of a natural gas swap derivative hedge contract, which resulted in Maritech realizing a price of $10.465/MMBtu throughout 2006 for a portion of its gas production. This derivative contract expired at the end of 2006. During 2007, Maritech entered into several new commodity hedge contracts extending through 2010, including natural gas swap derivative hedge contracts which result in Maritech receiving an average price of $8.13/MMBtu for a portion of its 2007 natural gas production. In addition, Maritech recorded a decrease in other fee revenues of approximately $0.2 million during the third quarter of 2007 compared to the prior year period.

The Division’s Maritech operations reported gross profit of $3.5 million during the third quarter of 2007 compared to $14.5 million during the third quarter of 2006, a decrease of $11.1 million or 76.1%. Maritech’s gross profit as a percentage of revenues also decreased during the third quarter of 2007 to 6.1% compared to 34.5% during the prior year period. Maritech’s gross profit decreased despite the increased production revenues discussed above due to increased operating expenses, including $12.4 million of increased depletion expense, $4.6 million for oil and gas property impairments, $2.6 million for increased excess decommissioning and abandonment costs incurred during the quarter, $6.6 million of decreased gain on insurance settlement proceeds, and the decreased commodity prices discussed above. These decreases in gross profit were partially offset by approximately $0.7 million of decreased insurance premiums.

The Division’s Maritech operations reported income before taxes of $1.7 million during the third quarter of 2007 compared to $12.0 million during the prior year period, a $10.3 million decrease. This 86.1% decrease was due to the $11.1 million decrease in gross profit discussed above, partially offset by $0.6 million of decreased administrative costs, and approximately $0.1 million of increased other income compared to the prior year period.

Production Enhancement Division – Production Enhancement Division revenues increased from $39.4 million during the third quarter of 2006 to $49.8 million during the current year quarter, an increase of $10.4 million or 26.4%. This increase was due to increases in the Division’s compression services and production testing businesses. Approximately $5.3 million of the increased revenues were due to the Division’s Compressco operations, reflecting its overall growth domestically, as well as in Mexico. Compressco continues to increase its compressor fleet to meet the growing demand for its products and services. Production testing revenues increased by approximately $4.6 million compared to the prior year period, primarily due to increased international contract activity. In addition, the Division’s process services operations reported a revenue increase of approximately $0.5 million.

Production Enhancement Division gross profit increased from $15.8 million during the third quarter of 2006 to $19.5 million during the third quarter of 2007, an increase of $3.8 million or 23.8%. Gross profit as a percentage of revenues decreased, from 40.0% during the third quarter of 2006 to 39.2% during the current year period, primarily due to increased operating expenses for the Division’s international production testing and Compressco’s domestic operations.

Income before taxes for the Production Enhancement Division increased 22.8%, from $12.0 million during the prior year third quarter to $14.8 million during the third quarter of 2007, an increase of $2.7 million. This increase was due to the $3.8 million of increased gross profit discussed above, less approximately $0.9 million of increased administrative costs and approximately $0.2 million of decreased other income, primarily from decreased equity earnings in an unconsolidated joint venture.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased during the third quarter of 2007 to $14.0 million compared to $11.8 million during the prior year period due to increased interest and administrative expenses during the period. Corporate administrative costs increased by approximately $0.8 million due to approximately $0.7 million of increased personnel related expenses, and approximately $0.2 million of increased insurance expense, partially offset by approximately $0.2 million of decreased professional services and other general expenses. The increase in corporate interest expense during the third quarter of 2007 was due to the increased outstanding balance of long-term debt, which was used to fund the Company’s capital expenditure requirements during 2006 and 2007.

Nine months ended September 30, 2007 compared with nine months ended September 30, 2006.

Consolidated Comparisons

Revenues and Gross Profit – Total consolidated revenues for the nine months ended September 30, 2007 were $748.9 million compared to $575.1 million for the nine month period of the prior year, an increase of 30.2%. Consolidated gross profit decreased to $157.8 million during the first nine months of 2007 compared to $194.7 million in the prior year period, a decrease of 19.0%. Consolidated gross profit as a percentage of revenue was 21.1% during the first nine months of 2007 compared to 33.8% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $75.8 million during the first nine months of 2007 compared to $69.4 million during the prior year period, an increase of $6.4 million or 9.3%. This increase was primarily due to the overall growth of the Company and included approximately $5.6 million of increased salary, benefits, contract labor costs, and other associated employee expenses, net of decreased incentive compensation; approximately $1.3 million of increased office expenses; and approximately $0.8 million of increased insurance expenses, partially offset by approximately $1.2 million of decreased professional services and other general expenses. General and administrative expenses as a percentage of revenue were 10.1% during the first nine months of 2007 compared to 12.1% during the prior year period.

Other Income and Expense – Other income and expense was $3.3 million of income during the first nine months of 2007 compared to $3.8 million of income during the first nine months of 2006, due to approximately $1.0 million of decreased gains from sales of assets and approximately $0.8 million of decreased equity from earnings of unconsolidated joint ventures. These decreases were partially offset by approximately $1.3 million of increased other income, primarily due to a $1.2 million legal settlement received during the period.

Interest Expense and Income Taxes – Net interest expense increased from $9.2 million during the first nine months of the prior year to $12.5 million during the current year period due to increased borrowings of long-term debt used to fund the Company’s acquisitions and capital expenditure requirements during 2006 and 2007. Interest expense will increase in future periods to the extent additional borrowings are used to fund the Company’s acquisition and capital expenditure plans. The Company’s provision for income taxes during the first nine months of 2007 decreased to $25.5 million compared to $41.7 million during the prior year period, primarily due to decreased earnings.

Net Income – Net income before discontinued operations was $47.2 million during the first nine months of 2007 compared to $78.3 million in the prior year period, a decrease of $31.0 million. Net income per diluted share before discontinued operations was $0.62 on 75,957,437 average diluted shares outstanding during the first nine months of 2007 compared to $1.05 on 74,781,429 average diluted shares outstanding in the prior year period.

During the fourth quarter of 2006, the Company made the decision to discontinue its Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Income from discontinued operations was $0.1 million during the first nine months of 2007.

Net income was $47.4 million during the first nine months of 2007 compared to $78.2 million in the prior year period, a decrease of $30.8 million. Net income per diluted share was $0.62 on 75,957,437 average diluted shares outstanding during the first nine months of 2007 compared to $1.05 on 74,781,429 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Fluids Division revenues during the first nine months of 2007 were $214.4 million, compared to $181.1 million during the prior year period, an increase of $33.3 million, or 18.4%. This increase was primarily due to increased domestic clear brine fluids sales volumes and service activity, particularly for onshore services, and, to a lesser extent, was due to overall increased product pricing and international sales. In addition, in September 2006 and April 2007, the Division completed the acquisitions of certain service assets and operations, expanding the Division’s completion services operations and allowing it to provide such services to customers in the Arkansas, New Mexico, TexOma, and ArkLaTex regions. The Company expects these acquired operations to continue to provide increased service revenues to the Division, although the increase during the first nine months of 2007 has been impacted by weather conditions, particularly during the second quarter. Much of the demand for the Division’s products is affected by the level of drilling activity, particularly deepwater drilling, in the Gulf of Mexico region.

Fluids Division gross profit decreased to $39.2 million during the first nine months of 2007, compared to $65.2 million during the prior year period, a decrease of $26.0 million or 39.8%. Gross profit as a percentage of revenue decreased to 18.3% during the first nine months of 2007, from 36.0% during the prior year period. This decrease was primarily due to the increased cost of raw materials for the Division’s products. Although a favorable long-term supply for certain of the Division’s raw material needs has been secured, the Division’s gross margin percentage is expected to continue to be significantly lower than 2006 levels, due to higher near-term inventory costs during the transition to this new favorable supply. In addition, weather conditions during much of the first nine months of 2007 have negatively impacted the Division’s onshore and completion services operations.

Fluids Division income before taxes during the first nine months of 2007 totaled $18.5 million compared to $47.5 million in the corresponding prior year period, a decrease of $29.0 million or 61.0%. This decrease was primarily generated by the $26.0 million decrease in gross profit discussed above, along with approximately $3.6 million of increased administrative expenses, partially offset by approximately $0.6 million of increased interest and other income, primarily from gains from foreign currency and sales of assets.

WA&D Division – WA&D Division revenues increased significantly from $284.9 million during the first nine months of 2006 to $396.8 million during the current year period, an increase of $111.9 million or 39.3%. WA&D Division gross profit during the first nine months of 2007 totaled $65.9 million compared to $86.3 million during the prior year nine month period, a decrease of $20.4 million or 23.6%. WA&D Division income before taxes was $51.8 million during the first nine months of 2007 compared to $73.5 million during the prior year period, a decrease of $21.7 million or 29.5%.

The Division’s WA&D Services operations revenues increased to $262.1 million during the first nine months of 2007 compared to $201.5 million in the prior year period, an increase of $60.7 million or 30.1%. This increase was primarily due to increased vessel activity levels during much of the first nine months of 2007, although the utilization of these vessels was somewhat limited due to weather conditions during the second and third quarters. With its currently reduced fleet of three heavy lift vessels, the Division aims to continue to capitalize on the current demand for well abandonment and decommissioning activity in the Gulf of Mexico, including a portion of the work to be performed over the next several years on offshore properties that were damaged or destroyed by the significant storms that occurred in the third quarter of 2005. In addition, the Division’s revenues increased as a result of the March 2006 acquisition of the assets and operations of Epic Divers & Marine (Epic) and the subsequent expansion and refurbishment of Epic’s dive support vessel fleet, although one of its vessels was idled during most of the third quarter for mechanical problems. To a lesser extent, the September 2007 acquisition of the assets and operations of EOT is also expected to generate increased revenues for cutting tool services to be provided to the Division’s customers.

The WA&D Services segment of the Division reported an $8.5 million decrease in gross profit, a 18.3% decrease from $46.5 million during the first nine months of 2006 to $38.0 million during the current year period. WA&D Services’ gross profit as a percentage of revenues decreased to 14.5% during the current year period compared to 23.1% during the prior year period. Despite the increase in revenues, which reflects the segment’s increased service capacity during much of the current year period, the segment experienced operating inefficiencies caused by weather disruptions and contract transition issues that negatively affected gross profit during the first three quarters. In addition, Epic’s newly refurbished dive service vessels, which were placed into service during the first quarter of 2007, also experienced lower utilization due to weather and maintenance issues, with one of its vessels experiencing significant mechanical problems during most of the third quarter. In response to the current market demand, the Company is modifying its approach to providing its services associated with platforms that were damaged or destroyed by the 2005 storms. The Company expects that the segment's gross profit margin will increase during future quarters. Intercompany profit on work performed for Maritech’s insured storm damage repairs are deferred until such time as the associated insurance claim proceeds are collected by Maritech. During the first nine months of 2006, intercompany profit of $4.7 million was eliminated in consolidation. During the first nine months of 2007, insurance claim collections related to prior year intercompany work performed for Maritech contributed to the recognition of an additional $4.0 million of Division intercompany gross profit.

The WA&D Services segment income before taxes decreased from $37.1 million during the first nine months of 2006 to $26.5 million during the current year period, a decrease of $10.6 million or 28.6%. This decrease was due to the $8.5 million decrease in gross profit described above, as well as a $3.1 million increase in administrative expenses due to the Division’s growth, partially offset by increased other income of approximately $1.1 million primarily from a legal settlement received during the current year period.

The Division’s Maritech operations reported revenues of $157.9 million during the first nine months of 2007 compared to $118.0 million during the prior year period, an increase of $39.8 million, or 33.7%. Increased production volumes generated increased revenues of approximately $50.8 million, primarily from successful exploitation and development activities. During 2006 and the first nine months of 2007, Maritech expended approximately $153.4 million on exploitation and development activities, and such activity is expected to continue during the remainder of 2007. In addition, during a portion of the first quarter of 2006, many of Maritech’s producing properties remained shut-in as a result of third quarter 2005 hurricanes. Currently, a small portion of Maritech’s daily production remains shut-in as a result of these storms. These revenue increases as a result of increased production were partially offset by approximately $8.4 million of lower realized commodity prices, including approximately $13.4 million from decreased pricing for Maritech’s natural gas production. Realized natural gas prices during 2006 included the impact of a natural gas swap derivative hedge contract, which resulted in Maritech realizing a price of $10.465/MMBtu throughout 2006 for a portion of its gas production. This derivative contract expired at the end of 2006. During 2007, Maritech entered into several new commodity hedge contracts extending through 2010, including natural gas swap derivative hedge contracts, which result in Maritech receiving an average price of $8.13/MMBtu for a portion of its 2007 natural gas production. In addition, during the prior year period, Maritech recorded approximately $2.6 million of additional prospect and other fee revenues.

The Division’s Maritech operations reported gross profit of $24.0 million during the first nine months of 2007 compared to $44.5 million during the first nine months of 2006, a decrease of $20.6 million or 46.2%. Maritech’s gross profit as a percentage of revenues also decreased during the first nine months of the current year to 15.2% compared to 37.7% during the prior year period. In addition to the factors discussed below, Maritech’s gross profit decreased due to the decreased realized commodity prices discussed above, and despite the segment’s exploitation and development activity, which resulted in the addition of several newly productive wells. The impact of this increased production revenue was also offset by $26.4 million of increased depletion expense, $4.2 million of increased excess decommissioning and abandonment costs, $5.4 million of oil and gas property impairments, $2.1 million of increased insurance premiums, and $6.1 million of increased charges to earnings during the second quarter for increased insurance receivable allowances, prior to intercompany eliminations. In addition, during the first nine months of 2007, Maritech recorded dry hole costs of approximately $1.7 million and recorded decreased gains from insurance proceeds compared to the prior year period of approximately $3.8 million.

The Division’s Maritech operations reported income before taxes of $21.4 million during the first nine months of 2007 compared to $41.1 million during the prior year period, a $19.8 million decrease. This 48.1% decrease was due to the $20.6 million decrease in gross profit and approximately $1.1 million of decreased gains on sales of properties, partially offset by $1.9 million of decreased administrative costs compared to the prior year period.

Production Enhancement Division – Production Enhancement Division revenues increased from $109.7 million during the first nine months of 2006 to $139.2 million during the current year period, an increase of $29.6 million or 27.0%. This increase was primarily due to $18.9 million of increased revenues from the Division’s production testing operations, reflecting the increased demand for these services as well as the February 2006 acquisition of Beacon Resources, LLC (Beacon). Compressco revenues also increased by approximately $10.7 million compared to the prior year period, due to its overall growth both domestically, and in Mexico. Compressco continues to add to its compressor fleet to meet the growing demand for its products and services. Revenues from the Division’s process services operations were flat compared to the prior year period.

Production Enhancement Division gross profit increased from $44.1 million during the first nine months of 2006 to $53.4 million during the 2007 period, an increase of $9.3 million or 21.2%. Gross profit as a percentage of revenues decreased, from 40.2% during the first nine months of 2006 to 38.3% during the current year period, primarily due to increased operating expenses for the Division’s domestic production testing operations.

Income before taxes for the Production Enhancement Division increased from $32.9 million during the prior year nine month period to $39.9 million during the current year period, an increase of $7.0 million, or 21.4%. This increase was primarily due to the $9.3 million of increased gross profit discussed above, less approximately $1.8 million of increased administrative costs and approximately $0.5 million of decreased other income, primarily from decreased equity earnings in an unconsolidated joint venture and from decreased foreign currency gains.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expenses, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased by $3.5 million from $34.0 million during the first nine months of 2006 to $37.5 million during the first nine months of 2007, primarily due to increased interest expense of approximately $3.5 million. This increase in corporate interest expense during the first nine months of 2007 was due to the increased outstanding balance of long-term debt, which was used to fund the Company’s capital expenditure requirements during 2006 and 2007. Corporate general and administrative expenses decreased by approximately $0.2 million compared to the prior year period, as approximately $0.8 million of increased office expenses and approximately $0.4 million of increased insurance expenses were offset by approximately $1.4 million of decreased personnel related costs, primarily due to decreased incentive compensation recorded during the period. In addition, in the current year period, the Company reflected approximately $0.3 million of decreased other income.

Liquidity and Capital Resources

The Company’s growth strategy is to further expand its operations through a significant internal capital expenditure program, strategic acquisitions, and by establishing operations in additional niche oil and gas service markets. The Company expects to fund much of its capital expenditure activity for the remainder of 2007 and beyond through operating cash flows, which have increased as a result of its recent growth and from additional borrowing under its revolving credit facility. The Company also continues to consider suitable acquisitions, which are expected to be funded through available borrowing capacity, or the issuance of new debt or equity. Company operating cash flows in excess of its capital expenditure and other investing requirements are expected to be used principally to reduce the outstanding balance under its credit facility.

Operating Activities – Cash flow generated by operating activities totaled approximately $148.8 million during the first nine months of 2007 compared to approximately $40.9 million generated during the prior year period. Changes in working capital items contributed to much of this increase from the prior year, as operating cash flow during the first nine months of 2006 was net of approximately $63.3 million of increased receivables and approximately $35.6 million of cash expended for increased inventory related to the Company’s Fluids Division, reflecting increased volumes and higher product prices. The September 2007 acquisition of the assets and operations of EOT Rentals is expected to provide added operating cash flow during the remainder of 2007 and beyond. Overall future operating cash flow is largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. The Company’s increased revenues for its existing businesses during the first nine months of 2007 reflect the current high demand for the products and services of the majority of its businesses, and the Company expects that such demand will continue to be high during the remainder of 2007 and beyond. The operating cash flow impact from this increased demand is limited or partially offset, however, by the increased product, operating, and administrative costs required to deliver its products and services and the Company’s equipment and personnel capacity constraints.

As of September 30, 2007, the Company has expended approximately $129.3 million to repair a majority of the assets damaged during the 2005 hurricanes, and is continuing to assess the extent of certain damages, particularly certain remaining well intervention and debris removal costs associated with the destroyed Maritech platforms. Through September 30, 2007, the Company has received approximately $94.3 million of processed insurance claim reimbursements. As of September 30, 2007, the Company’s consolidated balance sheet includes within accounts receivable approximately $26.9 million for repair, well intervention, and certain non-storm related expenditures incurred in excess of deductibles and anticipated to qualify for insurance reimbursement. The Company is working with its insurance underwriters to provide information and documentation regarding its claims for coverage in an effort to obtain reimbursement under these claims as expediently as possible; however, the timing of the collection of such claims is beyond the Company’s control, and may be delayed, resulting in the use of the Company’s capital resources. In addition, during the second quarter of 2007, the Company increased its allowance for uncollectible hurricane related insurance receivables, and expensed certain hurricane repair related costs totaling approximately $5.6 million due to certain costs being questioned by the insurance underwriters. Further, to the extent the remaining well intervention and debris removal costs exceed the maximum coverage amount under the Company’s applicable insurance policies, or are disallowed under such policies, such repairs and related costs will affect net income and cash flow from operating activities. See Note I – Commitments and Contingencies to the Unaudited Consolidated Financial Statements for additional information.

Future operating cash flow will be affected by the commodity prices received for Maritech’s oil and gas production. During 2007, following recent exploitation and development drilling operations that have increased its oil and gas production levels, Maritech entered into additional oil and gas commodity derivative transactions that extend through 2010 and are designated to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating prices of oil and natural gas.

Future operating cash flow will also be affected by the timing and amount of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of September 30, 2007 totals $117.2 million ($144.4 million undiscounted). During the nine months ended September 30, 2007, the Company performed plugging, abandonment and decommissioning operations on a significant number of Maritech’s properties, extinguishing approximately $38.9 million of Maritech’s decommissioning liability. The cash outflow necessary to extinguish the remainder of this liability is expected to occur over several years, shortly after the end of each property’s productive life. The amount and timing of these cash flows is estimated based on expected costs, as well as the timing of future oil and gas production and the resulting depletion of the Company’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing cost estimates, commodity prices, revisions of reserve estimates, and other factors. The Company’s estimated decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of September 30, 2007, Maritech’s total undiscounted decommissioning obligation is approximately $200.1 million and consists of Maritech’s liability of $144.4 million plus approximately $55.7 million, which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During the first nine months of 2007, the Company expended approximately $172.2 million of cash for capital expenditures, and it plans to expend an estimated $200 to $250 million during the year. The significant majority of such planned capital expenditures is related to identified opportunities to grow and expand the Company’s existing businesses and may be postponed or cancelled as conditions change. Significant projects currently in process include Maritech exploitation and development projects and the initial phase of a multi-year Fluids Division project to construct a new calcium chloride plant near El Dorado, Arkansas and expand its existing brominated fluids production facility. In addition to these capital expenditure plans, the Company’s growth strategy continues to include the consideration of suitable acquisitions, such as the April 2007 acquisition of a fluids transfer service operation for $8.5 million paid at closing, with additional consideration of up to $2.5 million to be paid based on revenues generated by the acquired assets over the next two years. In September 2007, the Company also acquired the assets and operations of EOT, an onshore and offshore cutting tools operation, for $6.1 million paid at closing, with an additional $1.0 million to be paid over the next two years. In October 2007, Maritech entered into non-binding letters of intent to acquire additional oil and gas properties for cash in two separate transactions. Such oil and gas properties, if acquired, would provide additional support for the Company’s WA&D Services operations as well as additional exploitation and development opportunities for Maritech. In addition, the Company is also pursuing opportunities to establish operations in additional niche oil and gas service markets. To the extent the Company consummates the acquisitions of additional Maritech properties, or concludes a significant transaction by any of its other Divisions, the Company’s liquidity position will be affected. The Company expects to fund the proposed acquisitions of additional Maritech properties discussed above with proceeds from its bank credit facility and potentially through the sale of certain non-core assets which are expected to be sold during the fourth quarter of 2007. The Company expects to fund its capital expenditure activity during the remainder of 2007 and beyond through cash flows from operations and from its bank credit facility. Should additional capital be required, the Company believes that it has the ability to generate such capital through the issuance of additional debt or equity.

Cash capital expenditures of approximately $172.2 million during the first nine months of 2007 included approximately $109.6 million by the WA&D Division. Approximately $83.1 million was expended by the Division’s Maritech subsidiary, primarily related to exploitation and development expenditures on its offshore oil and gas properties. In addition, the WA&D Division expended approximately $26.5 million on its WA&D Services operations, primarily for construction and refurbishment costs on three dive support vessels, which were placed in service during the first quarter. The Production Enhancement Division spent approximately $42.5 million, consisting of approximately $24.8 million related to Compressco compressor fleet expansion, approximately $16.6 million for production testing equipment fleet expansion, and approximately $1.1 million for process services capital projects. The Fluids Division reflected approximately $14.1 million of capital expenditures, primarily related to plant expansion projects during the period and the initial phase of the El Dorado calcium chloride plant project. Corporate capital expenditures were approximately $6.1 million.

In addition to its continuing capital expenditure program and the potential cash acquisitions of oil and gas properties discussed above, Maritech continues to also pursue the purchase of additional producing oil and gas properties to support the Company’s WA&D Services operations through the assumption of the associated decommissioning liabilities, although these transactions may also involve the payment or receipt of cash at closing or the receipt of cash when associated well abandonment and decommissioning work is performed in the future.

Financing Activities – To fund its capital and working capital requirements, the Company may supplement its existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. The Company has a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement that was amended in June 2006 and December 2006 (the Restated Credit Facility). As of November 9, 2007, the Company had an outstanding balance of $171.6 million and $25.3 million in letters of credit against the $300 million revolving credit facility, leaving a net availability of $103.1 million. If the Company consummates the acquisitions of Maritech oil and gas properties pursuant to the non-binding letters of intent discussed above, the cash consideration required in these transactions would require utilization of a significant percentage of the Company’s remaining borrowing capacity under the facility. A portion of the consideration required pursuant to these acquisitions may also be provided by a sale of certain non-core assets, which is expected to occur in the fourth quarter of 2007.

The Restated Credit Facility, which matures in 2011, is unsecured and guaranteed by certain of the Company’s material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on a certain financial ratio of the Company. As of September 30, 2007, the average interest rate on the outstanding balance under the credit facility was 6.04%. The Company pays a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants, and includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to the Company’s revolving credit line is dependent upon its ability to comply with certain financial ratio covenants set forth in the Restated Credit Facility agreement. Significant deterioration of this ratio could result in a default under the Restated Credit Facility agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility. The Restated Credit Facility agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. The Company was in compliance with all covenants and conditions of its credit facility as of September 30, 2007. The Company’s continuing ability to comply with these financial covenants centers largely upon its ability to generate adequate cash flow. Historically, the Company’s financial performance has been more than adequate to meet these covenants, and the Company expects this trend to continue.

In September 2004, the Company issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Notes and 28 million Euros (approximately $40.0 million equivalent at September 30, 2007) in aggregate principal amount of Series 2004-B Notes pursuant to a Master Note Purchase Agreement. The Series 2004-A Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. In April 2006, the Company issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to its existing Master Note Purchase Agreement dated September 2004, as supplemented (the Series 2006-A Senior Notes, together with the Series 2004-A Notes and Series 2004-B Notes are collectively referred to as the Senior Notes). Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90% and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. Pursuant to the Master Note Purchase Agreement, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of the Company’s wholly owned subsidiaries. The Master Note Purchase Agreement contains customary covenants and restrictions, requires the Company to maintain certain financial ratios, and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. The Company was in compliance with all covenants and conditions of its Senior Notes as of September 30, 2007. Upon the occurrence and during the continuation of an event of default under the Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

In May 2004, the Company filed a universal acquisition shelf registration statement on Form S-4 that permits the Company to issue up to $400 million of common stock, preferred stock, senior and subordinated debt securities and warrants in one or more acquisition transactions that the Company may undertake from time to time. As part of the Company’s strategic plan, the Company evaluates opportunities to acquire businesses and assets and intends to consider attractive acquisition opportunities, which may involve the payment of cash or the issuance of debt or equity securities. Such acquisitions may be funded with existing cash balances, funds under the Company’s credit facility, or securities issued under the Company’s acquisition shelf registration on Form S-4.

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

Off Balance Sheet Arrangements – As of September 30, 2007, the Company had no “off balance sheet arrangements” that may have a current or future material affect on the Company’s consolidated financial condition or results of operations.

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

Environmental – A subsidiary of the Company, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. The Company has reviewed estimated remediation costs prepared by its independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon its review and discussions with its third party consultants, the Company established a reserve for such remediation costs which is included in other long-term liabilities in the accompanying consolidated balance sheets. As of September 30, 2007, and following the performance of certain remediation activities at the site, the amount included in long-term liabilities is approximately $0.3 million. The reserve will be further adjusted as information develops or conditions change.

The Company has not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies – As a result of Hurricanes Katrina and Rita in 2005, the Company estimates that it will incur approximately $164 to $188 million of total storm related costs, of which approximately $129.3 had been expended as of September 30, 2007. The Company has received claim proceeds of approximately $94.3 million pursuant to its various insurance policies covering this damage. Approximately $72 to $96 million of the storm related costs consist of well intervention, debris removal, and other costs related to the three destroyed Maritech offshore platforms. The estimate of well intervention costs exceeds the maximum coverage amount for such costs provided pursuant to the Company’s applicable insurance policies. During the last half of 2006, the Company’s insurance claims adjuster advised that the underwriters did not yet have sufficient information to conclude that well intervention costs for certain of the damaged wells would qualify as covered costs. In addition, the underwriters have questioned whether certain well intervention costs for qualifying wells would be covered under the policy. The Company is continuing to have discussions with its insurance adjuster and underwriters regarding these well intervention activities, and it continues to submit any documentation requested for the costs of these activities to the insurance adjusters, in an effort to obtain reimbursement for these costs. During the second quarter of 2007, after reviewing additional documentation provided by the Company, the underwriters repeated their position that certain wells did not qualify for coverage and that certain well intervention costs for covered wells do not qualify as covered costs. Based on this position from underwriters, the Company increased its allowance for uncollectible insurance receivable and charged approximately $1.6 million to expense, net of intercompany profit, during the second quarter of 2007 for a portion of these questioned costs. As of September 30, 2007, approximately $46.7 million of well intervention costs had been expended and approximately $3.9 million of such costs remain in accounts receivable and are considered probable of recovery under the Company’s insurance policy. The Company continues to maintain and present its position to the underwriters that all well intervention costs being questioned qualify for reimbursement under its insurance policies. To the extent that amounts in excess of the Company’s net insurance receivable are reimbursed to the Company in a future period, such amounts may be included in income in that period.

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

During the second quarter of 2007, the insurance adjuster identified approximately $3.3 million of certain repair related costs incurred by Maritech and included in accounts receivable that it claims are not covered under Maritech’s property damage insurance policy. Maritech has included these amounts in the claim presented to the underwriters, as it believes, based on the terms of the policy and historical experience, that these amounts are covered under the insurance policy. The Company has yet to receive the underwriters’ position with regard to these costs. The Company believes the adjuster’s position with regard to this claim is without merit, and is pursuing reimbursement of these repair related costs.

In October 2005, one of the Company’s drilling rig barges was damaged by a fire, and a claim was submitted pursuant to the Company’s insurance coverage. The drilling rig barge was repaired during 2006 and is now operational. As of September 30, 2007, approximately $5.7 million is included in the Company’s accounts receivable associated with the repair costs incurred for this asset, as such costs are probable of being reimbursed pursuant to the Company’s applicable insurance policy. This amount is net of approximately $2.1 million of insurance reimbursements which were collected in January 2007, and approximately $0.8 million of costs which were charged to expense during the third quarter of 2007. In February 2007, the Company received a notice from its insurance underwriters, stating that they consider that approximately $3.7 million of this claim is not covered under the applicable policy. In August 2007, the underwriters responded to the Company’s position regarding this claim, requested additional information on a portion of the remaining costs incurred, and agreed to continue discussions. The Company has reviewed the underwriters’ position with regard to this claim, and believes it is without merit. In September 2007, the Company met with underwriters to discuss the claim, delivered the additional requested information, and is awaiting any further questions. The Company continues to work with the underwriters to pursue reimbursement of its repair costs.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, availability of insurance coverage, working capital, capital expenditures, financial condition, and other results of operations. Such statements involve risks and uncertainties. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect the Company's actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by the Company in such forward-looking statements are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and those set forth from time to time in our filings with the Securities and Exchange Commission.

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

As shown in the table below, the Company currently has the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
September 30, 2007
Oil swap	700 barrels/day	$63.75/barrel	January 1, 2007 – December 31, 2007
Oil swap	800 barrels/day	$63.25/barrel	January 1, 2007 – December 31, 2007
Oil swap	500 barrels/day	$65.40/barrel	January 1, 2007 – December 31, 2007
Oil swap	1,000 barrels/day	$77.30/barrel	January 1, 2007 – December 31, 2007
Oil swap	700 barrels/day	$61.75/barrel	January 1, 2008 – December 31, 2008
Oil swap	800 barrels/day	$60.75/barrel	January 1, 2008 – December 31, 2008
Oil swap	1,000 barrels/day	$68.06/barrel	January 1, 2008 – December 31, 2008
Oil swap	1,000 barrels/day	$74.35/barrel	January 1, 2008 – December 31, 2008
Oil swap	500 barrels/day	$68.23/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.32/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.05/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.22/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$71.50/barrel	January 1, 2009 – December 31, 2009
Oil swap	1,000 barrels/day	$70.75/barrel	January 1, 2010 – December 31, 2010
Natural gas swap	10,000 MMBtu/day	$8.140/MMBtu	March 1, 2007 – December 31, 2007
Natural gas swap	10,000 MMBtu/day	$8.120/MMBtu	March 1, 2007 – December 31, 2007
Natural gas swap	4,500 MMBtu/day	$8.470/MMBtu	January 1, 2008 – December 31, 2008
Natural gas swap	3,000 MMBtu/day	$8.450/MMBtu	January 1, 2008 – December 31, 2008

Each oil and gas swap contract uses WTI NYMEX and NYMEX Henry Hub as the referenced commodity, respectively. The market value of the Company’s oil swaps at September 30, 2007 was $19,051,000, which is reflected as a current liability. A $1 per barrel increase in the future price of oil would result in the market value of the combined oil derivative liability increasing by $2,916,000. The market value of the Company’s natural gas swaps at September 30, 2007 was $1,753,000, which was reflected as a current asset. A $0.10 per MMBtu increase in the future price of natural gas would result in the market value of the derivative asset decreasing by $629,000.

Item 4. Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2007, the end of the period covered by this quarterly report.

There were no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)
Jul 1 – Jul 31, 2007	–	$–	–	$14,327,000

Aug 1 – Aug 31, 2007	–	$–	–	$14,327,000

Sept 1 – Sept 30, 2007	–	$–	–	$14,327,000

Total	–		–	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the Company, through the solicitation of proxies or otherwise, during the third quarter of 2007.

Item 5. Other Information.

(a) In connection with the Company’s preparation of the financial statements for the quarterly period ended September 30, 2007, management determined that a charge of approximately $4.6 million, primarily for the partial impairment of offshore oil and gas properties operated by its Maritech Resources, Inc. (Maritech) subsidiary, was required. The impairment charge resulted primarily from a decrease in production volumes for one of the properties during the third quarter of 2007. It is not anticipated that the impairment will result in future cash expenditures. The disclosure set forth in this Item 5 is included in this Quarterly Report on Form 10-Q in accordance with the instructions to Item 2.06 of Form 8-K.

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

TETRA Technologies, Inc.

Date: November 9, 2007	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President and
Chief Executive Officer

Date: November 9, 2007	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President and
Chief Financial Officer

Date: November 9, 2007	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer