Form 10-Q
period 2008-03-31
TETRA TECHNOLOGIES INC
filed 2008-05-12
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

As of May 1, 2008, there were 74,587,203 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Product sales	$112,225	$115,264
Services and rentals	112,931	128,332
Total revenues	225,156	243,596

Cost of revenues:
Cost of product sales	67,184	69,105
Cost of services and rentals	78,036	87,610
Depreciation, depletion, amortization and accretion	37,889	29,416
Total cost of revenues	183,109	186,131
Gross profit	42,047	57,465

General and administrative expense	25,099	23,551
Operating income	16,948	33,914

Interest expense, net	4,433	3,903
Other (income) expense, net	1,183	(1,250)

Income before taxes and discontinued operations	11,332	31,261
Provision for income taxes	3,978	10,914

Income before discontinued operations	7,354	20,347
Income (loss) from discontinued operations, net of taxes	(667)	315

Net income	$6,687	$20,662

Basic net income per common share:
Income before discontinued operations	$0.10	$0.28
Income (loss) from discontinued operations	(0.01)	0.01
Net income	$0.09	$0.29

Average shares outstanding	74,187	72,404

Diluted net income per common share:
Income before discontinued operations	$0.10	$0.27
Income (loss) from discontinued operations	(0.01)	0.01
Net income	$0.09	$0.28

Average diluted shares outstanding	75,463	75,091

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2008	December 31, 2007
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$155	$21,833
Restricted cash	4,246	4,218
Trade accounts receivable, net of allowances for doubtful accounts of $1,534 in 2008 and $1,293 in 2007	197,062	215,284
Inventories	125,013	118,502
Deferred tax assets	34,512	26,247
Prepaid expenses and other current assets	30,014	33,365
Assets of discontinued operations	3,020	4,042
Total current assets	394,022	423,491

Property, plant and equipment:
Land and building	22,629	21,359
Machinery and equipment	422,001	404,647
Automobiles and trucks	39,949	37,483
Chemical plants	47,192	46,267
Oil and gas producing assets (successful efforts method)	614,752	564,493
Construction in progress	24,458	19,595
	1,170,981	1,093,844
Less accumulated depreciation and depletion	(430,237)	(397,453)
Net property, plant and equipment	740,744	696,391

Other assets:
Goodwill	131,674	130,335
Patents, trademarks and other intangible assets, net of accumulated amortization of $15,703 in 2008 and $14,489 in 2007	18,986	19,884
Other assets	27,438	25,435
Total other assets	178,098	175,654
	$1,312,864	$1,295,536

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)
Current liabilities:
Trade accounts payable	$75,712	$108,101
Accrued liabilities	180,718	133,525
Liabilities of discontinued operations	191	424
Total current liabilities	256,621	242,050

Long-term debt, net	361,750	358,024
Deferred income taxes	42,588	46,263
Decommissioning and other asset retirement obligations, net	163,046	162,106
Other liabilities	49,062	39,174
	616,446	605,567

Commitments and contingencies

Stockholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares authorized; 76,021,948 issued at March 31, 2008 and 75,921,727 shares issued at December 31, 2007	760	759
Additional paid-in capital	176,336	174,738
Treasury stock, at cost; 1,518,321 shares held at March 31, 2008 and 1,550,962 shares held at December 31, 2007	(8,357)	(8,405)
Accumulated other comprehensive income (loss)	(42,455)	(25,999)
Retained earnings	313,513	306,826
Total stockholders' equity	439,797	447,919
	$1,312,864	$1,295,536

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities:
Net income	$6,687	$20,662
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	37,889	26,904
Dry hole costs	–	2,512
Provision for deferred income taxes	716	2,008
Stock compensation expense	1,022	1,372
Provision for doubtful accounts	272	141
(Gain) loss on sale of property, plant and equipment	629	(1,435)
Other non-cash charges and credits	3,290	1,431
Excess tax benefit from exercise of stock options	(192)	(2,938)
Equity in (earnings) loss of unconsolidated subsidiary	(176)	9
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	18,494	(5,397)
Inventories	(4,868)	(387)
Prepaid expenses and other current assets	2,114	383
Trade accounts payable and accrued expenses	(14,641)	37,041
Decommissioning liabilities	(4,895)	(7,023)
Operating activities of discontinued operations	789	887
Other	(508)	(1,359)
Net cash provided by operating activities	46,622	74,811

Investing activities:
Purchases of property, plant and equipment	(67,324)	(61,719)
Proceeds from sale of property, plant and equipment	137	13
Change in restricted cash	(28)	(5)
Other investing activities	(1,876)	18
Investing activities of discontinued operations	–	(344)
Net cash used in investing activities	(69,091)	(62,037)

Financing activities:
Proceeds from long-term debt obligations	1,450	14,078
Principal payments on long-term debt obligations	(1,478)	(35,337)
Proceeds from exercise of stock options	431	3,177
Excess tax benefit from exercise of stock options	192	2,938
Net cash provided by (used in) financing activities	595	(15,144)
Effect of exchange rate changes on cash	196	75

Decrease in cash and cash equivalents	(21,678)	(2,295)
Cash and cash equivalents at beginning of period	21,833	5,535
Cash and cash equivalents at end of period	$155	$3,240

Supplemental cash flow information:
Interest paid	$4,786	$4,327
Taxes paid	3,176	288

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of decommissioning liabilities	$20,236	$–
Adjustment of fair value of decommissioning liabilities capitalized (credited) to oil and gas properties	(255)	1,870

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

TETRA Technologies, Inc. is an oil and gas services and production company with an integrated calcium chloride and brominated products manufacturing operation that supplies feedstocks to energy markets, as well as to other markets. Unless the context requires otherwise, when we refer to “we,” “us,” or “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

The consolidated financial statements include the accounts of our wholly owned subsidiaries. Investments in unconsolidated joint ventures in which we participate are accounted for using the equity method. Our interests in oil and gas properties are proportionately consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash reflected on our balance sheets as of March 31, 2008 includes approximately $3.6 million of funds held in escrow that are associated with the 2007 sale of our process services operation, which will be available to us later during 2008, assuming no breach in the terms of the sales contract affecting the allocation of such restricted funds is identified by the buyer. In addition, restricted cash as of March 31, 2008 includes funds related to a third party’s proportionate obligation in the plugging and abandonment of a particular oil and gas property operated by our Maritech Resources, Inc. subsidiary (Maritech). This cash will remain restricted until such time as the associated plugging and abandonment project is completed, which we expect to occur during the next twelve months.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2008	2007
Number of weighted average common shares outstanding	74,186,642	72,404,434
Assumed exercise of stock options	1,276,186	2,687,016
Average diluted shares outstanding	75,462,828	75,091,450

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2008, we used the average market price of our common stock of $16.53. For the three months ended March 31, 2008 and 2007, the calculations of the average diluted shares outstanding excludes the impact of 869,249 and 583,084 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

Environmental Liabilities

Environmental expenditures which result in additions to property and equipment are capitalized, while other environmental expenditures are expensed. Environmental remediation liabilities are recorded on an undiscounted basis when environmental assessments or cleanups are probable, and the costs can be reasonably estimated. Estimates of future environmental remediation expenditures often consist of a range of possible expenditure amounts, a portion of which may be in excess of amounts of liabilities recorded. In this instance, we disclose the full range of amounts reasonably possible of being incurred. Any changes or developments in environmental remediation efforts are accounted for and disclosed each quarter as they occur. Any recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

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

Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 establishes a fair value hierarchy and requires disclosure of fair value measurements within that hierarchy.

Under SFAS No. 157, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability, or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.

The fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill.

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and gas production cash flows. For these fair value measurements, we compare forward pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. A summary of these fair value measurements as of March 31, 2008, using the fair value hierarchy as prescribed by SFAS No. 157, is as follows:

		Fair Value Measurements as of March 31, 2008 Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Liability for natural gas swap contracts	$$19,717	$–	$$19,717	$–
Liability for oil swap contracts	63,006	–	63,006	–
Total	$82,723

During the three months ended March 31, 2008, we had no impairments of long-lived assets or other nonrecurring fair value measurements.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) published Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 1, 2008. We anticipate that the issuance of SFAS No. 161 will not have a significant impact on our financial position or results of operations.

In December 2007, the FASB published SFAS No. 141R, “Business Combinations,” which established principles and requirements for how an acquirer of a business (1) recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R changes many aspects of the accounting for business combinations and is expected to significantly impact how we account for and disclose future acquisition transactions. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

We have accounted for our process services business, our Venezuelan fluids and production testing businesses, and our other discontinued businesses as discontinued operations and have reclassified prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to our discontinued operations for each of the periods presented is as follows:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Revenues
Process services operations	$–	$4,068
Venezuelan fluids and testing operations	–	476
	$–	$4,544
Income (loss), net of taxes
Process services operations, net of taxes of $(96) and $274, respectively	$(177)	$435
Venezuelan fluids and testing operations, net of taxes of $(4) and $(2), respectively	(344)	(120)
Other discontinued operations	(146)	–
	$(667)	$315

Assets and liabilities of discontinued operations consist of the following as of March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(In Thousands)
Current assets:
Process services	$143	$705
Venezuelan fluids and testing	2,722	3,146
	2,865	3,851
Property, plant and equipment, net:
Process services	–	–
Venezuelan fluids and testing	48	48
	48	48
Other long-term assets:
Process services	–	–
Venezuelan fluids and testing	107	143
	107	143
Total assets:
Process services	143	705
Venezuelan fluids and testing	2,877	3,337
	$3,020	$4,042
Current liabilities:
Process services	$46	$223
Venezuelan fluids and testing	145	201
	$191	$424

Current assets of discontinued operations as of March 31, 2008 and December 31, 2007 include cash maintained in local currency on deposit in Venezuelan banks, having an equivalent value of approximately $1.2 million. Such cash may be subject to a discount upon conversion to U.S. dollars prior to being transferred out of Venezuela.

NOTE C – ACQUISITIONS

In January 2008, our Maritech subsidiary acquired oil and gas producing properties located in the offshore Gulf of Mexico from Stone Energy Corporation in exchange for the assumption of the associated decommissioning liabilities with a fair value of approximately $20.2 million, and the payment of $15.8 million (subject to further adjustment) of cash, $2.3 million of which had been paid on deposit in November 2007. The acquired properties were recorded at their cost of approximately $36.0 million. The acquisition has been accounted for as a purchase, and results of operations from the acquired properties have been included in our accompanying consolidated financial statements from the date of acquisition.

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	(In Thousands)
Bank revolving line of credit facility	$172,510	$171,783
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	44,240	41,241
5.90% Senior Notes, Series 2006-A	90,000	90,000
European Credit Facility	–	–
	361,750	358,024
Less current portion	–	–
Total long-term debt	$361,750	$358,024

In April 2008, we issued and sold, through a private placement, $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008 Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. A significant majority of the combined net proceeds from the sale of the Series 2008 Senior Notes was used to pay down a portion of the existing indebtedness under the bank revolving credit facility. The Series 2008-A Senior Notes bear interest at the fixed rate of 6.30% and mature on April 30, 2013. The Series 2008-B Senior Notes bear interest at the fixed rate of 6.56% and mature on April 30, 2015.

NOTE E – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

We account for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” The large majority of these asset retirement costs consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners, and any contractual amount to be paid by the previous owner of the oil and gas property when the liabilities are satisfied. We also operate facilities in various U.S. and foreign locations in the manufacture, storage, and sale of our products, inventories, and equipment, including offshore oil and gas production facilities and equipment. These facilities are a combination of owned and leased assets. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. These fair value amounts have been capitalized as part of the cost basis of these assets. The costs are depreciated on a straight-line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties. The market risk premium for a significant majority of asset retirement obligations is considered small, relative to the related estimated cash flows, and has not been used in the calculation of asset retirement obligations.

The changes in total asset retirement obligations during the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Beginning balance for the period, as reported	$199,506	$138,340
Activity in the period:
Accretion of liability	2,015	1,969
Retirement obligations incurred	20,274	–
Revisions in estimated cash flows	2,401	3,163
Settlement of retirement obligations	(4,736)	(9,862)
Ending balance as of March 31	$219,460	$133,610

NOTE F – HEDGE CONTRACTS

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

We believe that our swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with our oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues over the term of the hedge contracts utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the liability for the outstanding cash flow hedge oil and natural gas swap contracts at March 31, 2008 was approximately $82.7 million. Approximately $52.9 million of this liability, representing the portion associated with production to occur over the next twelve months, is included in accrued liabilities in the accompanying consolidated balance sheets. The remaining portion of this liability is included in other long-term liabilities. As the hedge contracts were highly effective, losses of $51.4 million from changes in contract fair value, net of taxes, as of March 31, 2008, are included in other comprehensive income (loss) within stockholders’ equity. For the three month period ended March 31, 2008, we recorded approximately $0.9 million related to the ineffective portion of the change in the derivatives’ fair value related to the natural gas swap contracts and have reclassified such loss within other (income) expense in the accompanying consolidated statements of operations.

Our long-term debt includes borrowings which are designated as a hedge of our net investment in our European calcium chloride operation. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At March 31, 2008, we had 35 million Euros (approximately $55.3 million) designated as a hedge of a net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $8.2 million, net of taxes, at March 31, 2008.

NOTE G – COMPREHENSIVE INCOME

Comprehensive income (loss) for the three month periods ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Net income	$6,687	$20,662
Net change in derivative fair value, net of taxes of $(13,719) and $(5,248), respectively	(23,160)	(8,860)
Reclassification of derivative fair value into earnings, net of taxes of $2,697 and $675, respectively	4,553	1,140
Foreign currency translation adjustment, net of taxes of $1,221 and $164, respectively	2,152	411

Comprehensive income (loss)	$(9,768)	$13,353

NOTE H – COMMITMENTS AND CONTINGENCIES

Litigation

We are named as defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that as a result of these actions our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses.

At this stage, it is impossible to predict the outcome of these proceedings or their impact upon us. We currently believe that the allegations made in the complaints are without merit, and we intend to seek dismissal of and vigorously defend against these actions. While a successful outcome cannot be guaranteed, we do not reasonably expect these lawsuits to have a material adverse effect.

Insurance Litigation - As previously disclosed, our Maritech subsidiary incurred significant damage as a result of Hurricanes Katrina and Rita in September 2005. Although portions of the well intervention costs previously expended on these facilities and submitted to our insurers have been reimbursed, our insurance underwriters have continued to maintain that well intervention costs for certain of the damaged wells do not qualify as covered costs, and that certain well intervention costs for qualifying wells are not covered under the policies. In addition, the underwriters have also maintained that there is no additional coverage provided under an endorsement we obtained in August 2005 for the cost of removal of these platforms and for other damage repairs on certain properties in excess of the insured values provided by our property damage policy. On November 16, 2007, we filed a lawsuit in the 359th Judicial District Court, Montgomery County, Texas, entitled Maritech Resources, Inc. v. Certain Underwriters and Insurance Companies at Lloyd’s, London subscribing to Policy no. GA011150U and Steege Kingston, in which we are seeking damages for breach of contract and various related claims and a declaration of the extent of coverage of an endorsement to the policy. We cannot predict the outcome of this lawsuit; however, the ultimate resolution could have a significant impact upon our future operating cash flow. For further discussion, see Insurance Contingencies below.

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. We have reviewed estimated remediation costs prepared by our independent, third-party environmental engineering consultant, based on a detailed environmental study. Based upon our review and discussions with our third-party consultants, we established a reserve for such remediation costs. As of March 31, 2008, and following the performance of certain remediation activities at the site, the amount of the reserve for these remediation costs, included in current liabilities in the accompanying consolidated balance sheet, is approximately $0.5 million. The reserve will be further adjusted as information develops or conditions change.

We have not been named a potentially responsible party by the EPA or any state environmental agency.

Insurance Contingencies

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, during the fourth quarter of 2007, we filed a lawsuit against our insurers related to coverage for costs of well intervention work performed and to be performed on certain Maritech offshore platforms which were destroyed as a result of Hurricanes Katrina and Rita in 2005. As a result, primarily during the fourth quarter of 2007, we reversed $62.9 million of anticipated insurance recoveries which were previously included in estimating Maritech’s decommissioning liability, or were previously included in accounts receivable related to certain damage repair costs incurred, as the amount and timing of these future reimbursements from our insurance providers was indeterminable. As a result, we increased the decommissioning liability to $48.4 million for well intervention and debris removal work to be performed on these platforms, assuming no insurance reimbursements will be received. We continue to believe that these costs are covered costs pursuant to the policies. If we successfully collect our reimbursement from our insurance providers, such reimbursements will be credited to operations in the period collected. In the event that our actual well intervention costs are more or less than the associated decommissioning liabilities, as adjusted, the difference may be reported in income in the period in which the work is performed.

In October 2005, one of our drilling rig barges was damaged by a fire, and a claim was submitted to our insurers. The drilling rig barge was repaired during 2006 for a cost of approximately $8.4 million. In February 2007, we received a notice from our insurance underwriters, stating that they considered that approximately $3.7 million of this claim was not covered under the applicable policy. As of March 31, 2008, approximately $4.3 million is included in our accounts receivable associated with the repair costs incurred for this asset and reimbursable pursuant to our applicable insurance policy. This amount is net of the approximately $2.1 million of insurance reimbursements received in January 2007 and approximately $2.0 million of costs that were charged to expense during 2007. During 2007 and the first portion of 2008, we have had discussions with the underwriters regarding this claim and have provided any requested information. In late April 2008, we reached an agreement with the underwriters and our brokers, whereby we will receive reimbursement for the significant majority of the remaining amount of our claim receivable.

Other Contingencies

In March 2006, we acquired Beacon Resources, LLC (Beacon), a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date, through March 2009. Although we currently anticipate that a payment will be required pursuant to this contingent consideration provision of the agreement, as of March 31, 2008, the amount of Beacon’s pretax results of operations (as defined in the agreement) to date since the acquisition is less than the minimum amount required to generate a payment. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability as it becomes fixed and determinable at the end of the three year period.

NOTE I – INDUSTRY SEGMENTS

We manage our operations through four operating segments: Fluids, WA&D Services, Maritech, and Production Enhancement.

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

The Maritech segment consists of our Maritech subsidiary, which, with its subsidiaries, is a producer of oil and gas from properties acquired primarily to support and provide a baseload of business for the WA&D Services segment. In addition, the segment conducts development operations on certain of its oil and gas properties that are intended to increase the cash flows on such properties.

Our Production Enhancement Division provides production testing services to markets in Texas, New Mexico, Colorado, Oklahoma, Arkansas, Louisiana, offshore Gulf of Mexico, and certain international locations. In addition, it provides wellhead compression services to customers to enhance production from mature, low-pressure natural gas wells located principally in the mid-continent, mid-

western, western, Rocky Mountain, and Gulf Coast regions of the United States as well as in western Canada, Mexico, and other Latin American countries.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

Three Months Ended March 31,
2008	2007
(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$50,990	$62,778
WA&D Division
WA&D Services	1,063	1,008
Maritech	57,211	49,195
Intersegment eliminations	–	–
Total WA&D Division	58,274	50,203
Production Enhancement Division	2,961	2,375
Consolidated	112,225	115,356

Services and rentals
Fluids Division	16,096	10,278
WA&D Division
WA&D Services	50,068	87,836
Maritech	308	113
Intersegment eliminations	(3,145)	(6,874)
Total WA&D Division	47,231	81,075
Production Enhancement Division	49,604	36,887
Consolidated	112,931	128,240

Intersegment revenues
Fluids Division	98	55
WA&D Division
WA&D Services	35	–
Maritech	–	–
Intersegment eliminations	–	–
Total WA&D Division	35	–
Production Enhancement Division	12	17
Intersegment eliminations	(145)	(72)
Consolidated	–	–

Total revenues
Fluids Division	67,184	73,111
WA&D Division
WA&D Services	51,166	88,844
Maritech	57,519	49,308
Intersegment eliminations	(3,145)	(6,874)
Total WA&D Division	105,540	131,278
Production Enhancement Division	52,577	39,279
Intersegment eliminations	(145)	(72)
Consolidated	$225,156	$243,596

Three Months Ended March 31,
2008	2007
(In Thousands)
Income before taxes and discontinued operations
Fluids Division	$6,841		$7,947
WA&D Division
WA&D Services	(4,103)		11,041
Maritech	7,374		11,128
Intersegment eliminations	243		1,574
Total WA&D Division	3,514		23,743
Production Enhancement Division	15,372		11,458
Corporate overhead	(14,395	)(1)	(11,887	)(1)
Consolidated	$11,332		$31,261

	March 31,
	2008		2007
	(In Thousands)
Total assets
Fluids Division	$295,919		$278,485
WA&D Division
WA&D Services	237,465		269,717
Maritech	431,757		302,422
Intersegment eliminations	(1,877)		(24,139)
Total WA&D Division	667,345		548,000
Production Enhancement Division	280,960		233,428
Corporate overhead	68,640	(2)	58,618	(2)
Consolidated	$1,312,864		$1,118,531

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
General and administrative expense	$8,427	$7,513
Depreciation and amortization	611	271
Interest expense	4,579	4,023
Other general corporate (income) expense, net	778	80
Total	$14,395	$11,887

(2) Includes assets of discontinued operations.

NOTE J – SUBSEQUENT EVENT

In May 2008, our stockholders approved the adoption of the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan. This approval, among other changes, resulted in an increase in the maximum number of shares authorized for issuance under the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan, from 90,000 shares to 4,590,000 shares, an increase in the maximum number and value of shares that may be granted to any single participant in any calendar year, and extended the termination date of the 2007 Plan to May 31, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The current high market price levels of oil and natural gas continue to result in generally high demand for many of our products and services, benefiting each of our operating divisions. In particular, our Maritech and Production Enhancement segments each recorded unprecedented levels of revenue during the first quarter of 2008. Overall, however, our consolidated revenues during the quarter decreased compared to the first quarter of 2007, primarily due to our WA&D Services segment, which reflected decreased capacity and experienced numerous weather disruptions that postponed the performance of a significant portion of its scheduled offshore abandonment and decommissioning work during the period. These disruptions also significantly affected the WA&D Services segment’s profitability during the quarter, contributing to our overall reduced earnings compared to the prior year period. Increased Maritech operating costs, as well as the overall decreased profitability of our Fluids Division, also affected current quarter profitability, as our overall gross profit as a percentage of revenues dipped to 18.7% during the first quarter of 2008 compared to 23.6% during the prior year period. These decreases did not impact our Production Enhancement Division profitability, however, as demand for our production testing and wellhead compression services operations continue to drive strong gross profit and pretax earnings margins. Also affecting overall profitability is the interest expense associated with our increased long-term borrowings, as a result of recent acquisition and capital expenditure activities. We expect that the current strong demand for our products and services will continue throughout 2008, and we are continuing to invest in our core businesses as part of our overall growth strategy.

Our consolidated balance sheet as of March 31, 2008 included current assets of $394.0 million, total assets of $1.3 billion, and long-term debt of $361.8 million. During the first quarter of 2008, we generated operating cash flow of $46.6 million. In April 2008, we completed a private debt offering for $125 million of 2008 Senior Notes and utilized a significant majority of the proceeds to reduce our outstanding balance under our revolving bank line of credit facility. Accordingly, as of May 12, 2008, we had available borrowing capacity under the facility of approximately $212 million. While we expect that a significant portion of our over $300 million of capital expenditure plans during 2008 will be funded from cash from operating activities, the increased borrowing capacity will help provide available funding as necessary. These capital expenditure plans include the continuing development of our Fluids Division’s new Arkansas calcium chloride plant, continuing development of Maritech oil and gas properties, continuing growth of our wellhead compression services and production testing fleets, and the construction of a new corporate headquarters building. In addition to these internal growth projects, our growth strategy also includes identifying opportunities to establish operations in additional niche oil and gas service markets and to consider suitable acquisition opportunities. We believe that our financial condition gives us the flexibility to consider these growth initiatives through the use of cash, debt, equity, or any combination thereof.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2007. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectibility of accounts receivable (including insurance receivables), and the current cost of future abandonment and decommissioning obligations. Our judgments and estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as our operating environment changes. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

	Three Months Ended March 31,
	2008	2007
	(In Thousands)
Revenues
Fluids Division	$67,184	$73,111
WA&D Division
WA&D Services	51,166	88,844
Maritech	57,519	49,308
Intersegment eliminations	(3,145)	(6,874)
Total WA&D Division	105,540	131,278
Production Enhancement Division	52,577	39,279
Intersegment eliminations	(145)	(72)
	225,156	243,596
Gross profit
Fluids Division	13,257	14,707
WA&D Division
WA&D Services	(7)	14,881
Maritech	9,045	11,354
Intersegment eliminations	243	1,574
Total WA&D Division	9,281	27,809
Production Enhancement Division	20,119	15,236
Other	(610)	(287)
	42,047	57,465
Income before taxes and discontinued operations
Fluids Division	6,841	7,947
WA&D Division
WA&D Services	(4,103)	11,041
Maritech	7,374	11,128
Intersegment eliminations	243	1,574
Total WA&D Division	3,514	23,743
Production Enhancement Division	15,372	11,458
Corporate overhead	(14,395)	(11,887)
	11,332	31,261

The above information excludes the results of our Venezuelan and process services businesses, which have been accounted for as discontinued operations.

Three months ended March 31, 2008 compared with three months ended March 31, 2007.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the quarter ended March 31, 2008 were $225.2 million compared to $243.6 million for the first quarter of the prior year, a decrease of 7.6%. Our consolidated gross profit decreased to $42.0 million during the first quarter of 2008 compared to $57.5 million in the prior year quarter, a decrease of 26.8%. Consolidated gross profit as a percentage of revenue was 18.7% during the first quarter of 2008 compared to 23.6% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $25.1 million during the first quarter of 2008 compared to $23.6 million during the prior year period, an increase of $1.5 million or 6.6%. This increase was primarily due to our overall growth and included approximately $0.6 million of increased salary, incentives, benefits, contract labor costs, and other associated employee expenses, approximately $0.4 million of increased professional fees and insurance costs, and approximately $0.5 million of increased office expenses and other general expenses. General and administrative expenses as a percentage of revenue were 11.1% during the first quarter of 2008 compared to 9.7% during the prior year period.

Other Income and Expense – Other income and expense was $1.2 million of expense during the first quarter of 2008 compared to $1.3 million of income during the first quarter of 2007, primarily due to approximately $2.1 million of decreased gains on sales of assets in the current period, and approximately $0.8 million of decreased other income, primarily due to increased ineffectiveness on commodity derivative contracts. Such decreases were partially offset by approximately $0.4 million of increased equity from earnings of unconsolidated joint ventures.

Interest Expense and Income Taxes – Net interest expense increased from $3.9 million during the prior year quarter to $4.4 million during the first quarter of 2008, despite lower interest rates on the outstanding revolving credit facility, due to increased borrowings of long-term debt which were used to fund our acquisitions and capital expenditure requirements since the beginning of 2007. Interest expense is expected to increase in future periods as additional borrowings are used to fund our capital expenditure plans. Our provision for income taxes during the first quarter of 2008 decreased to $4.0 million compared to $10.9 million during the prior year period, due to decreased earnings.

Net Income – Net income before discontinued operations was $7.4 million during the first quarter of 2008 compared to $20.3 million in the prior year first quarter, a decrease of $13.0 million. Net income per diluted share before discontinued operations was $0.10 on 75,462,828 average diluted shares outstanding during the first quarter of 2008 compared to $0.27 on 75,091,450 average diluted shares outstanding in the prior year.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $0.7 million during the first quarter of 2008 compared to $0.3 million of net income from discontinued operations during the first quarter of 2007.

Net income was $6.7 million during the first quarter of 2008 compared to $20.7 million in the prior year first quarter, a decrease of $14.0 million. Net income per diluted share was $0.09 on 75,462,828 average diluted shares outstanding during the first quarter of 2008 compared to $0.28 on 75,091,450 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues decreased $5.9 million to $67.2 million during the first quarter of 2008 compared to $73.1 million during the first quarter of 2007, an 8.1% decrease. This decrease was primarily due to reduced sales volumes for brine products and domestic chemicals. These decreases were partially offset by approximately $3.8 million from increased European chemicals sales. In addition, the Division also reflected $5.8 million of increased service revenues, due to domestic onshore service activity, primarily due to the April 2007 acquisition of the assets and operations of a company providing fluids transfer and related services in support of high pressure fracturing processes. This acquisition expanded the Division’s completion services operations, allowing it to provide such services to customers in the Arkansas, TexOma, and ArkLaTex regions.

Our Fluids Division gross profit decreased to $13.3 million during the first quarter of 2008, compared to $14.7 million during the prior year period, a decrease of $1.5 million or 9.9%. Gross profit as a percentage of revenue decreased to 19.7% during the current year period compared to 20.1% during the prior year period. This decrease was primarily due to the increased cost of the Division’s manufactured chemicals products, which more than offset the increased services margins, and the decreasing brine product costs. Although a favorable long-term supply for certain of the Division’s raw material needs has been secured, the Division continues to reflect lower gross margins as it sells its remaining higher cost inventory.

Fluids Division income before taxes during the first quarter of 2008 totaled $6.8 million compared to $7.9 million in the corresponding prior year period, a decrease of $1.1 million or 13.9%. This decrease was generated by the $1.5 million decrease in gross profit discussed above, partially offset by approximately $0.2 million of decreased administrative expenses, and approximately $0.1 million of increased other income, primarily from foreign currency gains.

WA&D Division – Our WA&D Division revenues decreased from $131.3 million during the first quarter of 2007 to $105.5 million during the current year period, a decrease of $25.7 million or 19.6%. WA&D Division gross profit during the first quarter of 2008 totaled $9.3 million compared to $27.8 million during the prior year first quarter, a decrease of $18.5 million or 66.6%. WA&D Division income before taxes was $3.5 million during the first quarter of 2008 compared to $23.7 million during the prior year period, a decrease of $20.2 million or 85.2%.

The Division’s WA&D Services operations revenues decreased to $51.2 million during the first quarter of 2008 compared to $88.8 million in the prior year quarter, a decrease of $37.7 million or approximately 42.4%. This decrease was due to the Division’s decreased heavy lift capacity compared to the prior year period, and the reduced offshore activity and vessel utilization during the current year quarter primarily due to poor weather conditions and high seas, which resulted in a significant portion of the Division’s planned work being postponed. The Division aims to capitalize on the current demand for well abandonment and decommissioning activity in the Gulf of Mexico, including the remaining work to be performed over the next several years on offshore properties which were damaged or destroyed in 2005 by Hurricanes Rita and Katrina.

The WA&D Services segment of the Division reported negligible negative gross profit during the first quarter of 2008, a $14.9 million decrease from the first quarter of 2007. The WA&D Services segment’s gross profit as a percentage of revenues was 16.7% during the prior year period. A portion of this decrease was due to the decreased heavy lift capacity discussed above. In addition, the poor weather conditions, which resulted in a postponement of several projects during the quarter, contributed to reduced profitability for the offshore projects that were performed during the period, resulting in decreased overall segment gross profit. In addition, during the current year quarter, the Division’s Epic Diving & Marine operation incurred certain repair expenses related to one of its dive support vessels. It is anticipated that the segment’s gross profit margin will increase during the second and third quarters of 2008, as the segment has historically incurred the greatest weather risks associated with offshore operations during the first and fourth quarters.

WA&D Services segment income before taxes decreased from $11.0 million during the first quarter of 2007 to negative $4.1 million during the current year quarter, a decrease of $15.1 million or 137.2%. This decrease was due to the $14.9 million decrease in gross profit described above, plus approximately $0.1 million of increased administrative expenses, including a full period of administrative expenses associated with the EOT Rentals, LLC operation, which was acquired in September 2007.

The Division’s Maritech operations reported revenues of $57.5 million during the first quarter of 2008 compared to $49.3 million during the prior year period, an increase of $8.2 million, or 16.7%. Increased production volumes generated increased revenues of approximately $2.1 million, due to increased gas production as a result of successful exploitation and development activities and from the recent acquisitions of properties during December 2007 and January 2008. During 2007, Maritech expended approximately $178.4 million on acquisition and development activities, and such activity is expected to continue during 2008. In addition, revenues increased by approximately $5.9 million as a result of increased realized commodity prices. Maritech reflected average realized oil and natural gas prices during the first quarter of 2008 of $75.09/barrel and $8.56/MMBtu, respectively. Maritech has hedged a portion of its increased expected future production levels by entering into additional derivative hedge contracts, with certain contracts extending through 2010. In addition, Maritech reported $0.2 million of increased processing revenue during the current year quarter.

Despite the increase in realized oil and gas prices and production volumes, Maritech reported a $2.3 million decrease in gross profit during the first quarter of 2008, reporting $9.0 million during the current year period compared to $11.4 million during the first quarter of 2007, a decrease of 20.3%. Maritech’s gross profit as a percentage of revenues also decreased during the quarter to 15.7% from

23.0% during the prior year period. The impact of Maritech’s increased production volumes were more than offset by approximately $10.5 million of increased operating expenses, including $4.8 million of increased depreciation, depletion, and amortization costs. Additionally, $0.9 million of decreased insurance premium costs were offset by approximately $0.9 million of increased excess decommissioning and abandonment costs.

The Division’s Maritech operations reported income before taxes of $7.4 million during the first quarter of 2008 compared to $11.1 million during the prior year period, a decrease of $3.8 million or 33.7%. This decrease was due to the $2.3 million decrease in gross profit discussed above, and $1.5 million of gains on sales of properties recorded in the prior year period.

Production Enhancement Division – Production Enhancement Division revenues increased from $39.3 million during the first quarter of 2007 to $52.6 million during the current year quarter, an increase of $13.3 million. This 33.9% increase was primarily due to $9.3 million of increased revenues from the Division’s production testing operations, primarily as a result of increased Latin American activity, and increased demand domestically. Compressco revenues increased by approximately $4.0 million compared to the prior year period, due to its overall growth domestically, as well as in Mexico. Compressco continues to add to its compressor fleet to meet the growing demand for its products and services.

Production Enhancement Division gross profit increased from $15.2 million during the first quarter of 2007 to $20.1 million during the first quarter of 2008, an increase of $4.9 million or 32.0%. Gross profit as a percentage of revenues decreased slightly, however, from 38.8% during the first quarter of 2007 to 38.3% during the current year period, primarily due to increased operating expenses for the Division’s domestic production testing operations.

Income before taxes for the Production Enhancement Division increased 34.1%, from $11.5 million during the prior year first quarter to $15.4 million during the first quarter of 2008, an increase of $3.9 million. This increase was primarily due to the $4.9 million of increased gross profit discussed above, less approximately $1.0 million of increased administrative costs.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $11.9 million during the first quarter of 2007 to $14.4 million during the first quarter of 2008, primarily due to increased administrative and interest expense. Corporate administrative costs increased approximately $0.9 million due to approximately $0.4 million of increased salaries, incentives, contract labor, and other general employee expenses, approximately $0.4 million of increased insurance and professional fee expense, and approximately $0.1 million of increased general expenses. Corporate interest expense increased by approximately $0.5 million during the first quarter of 2008 due to the increased outstanding balance of long-term debt, which was used to fund the acquisitions and capital expenditure activities since the beginning of 2007. In addition, during the current year period, we reflected approximately $0.3 million of increased depreciation expense, and approximately $0.8 million of increased other expenses, primarily due to losses associated with commodity derivative ineffectiveness.

Liquidity and Capital Resources

We continue to execute a growth strategy that further expands our operations through a significant internal capital expenditure program, strategic acquisitions, and the establishment of operations in additional niche oil and gas service markets, both domestically and internationally. We expect to fund much of our 2008 capital expenditure activity through operating cash flows and our recently increased long-term borrowing capacity, following the April 2008 issuance of the 2008 Senior Notes. We also continue to consider suitable acquisitions, which are expected to be funded through available borrowing capacity or the issuance of new debt or equity. Operating cash flows in excess of our capital expenditure and other investing requirements are expected to be used principally to reduce the outstanding balance under our credit facility.

Operating Activities – Cash flow generated by operating activities totaled approximately $46.6 million during the first quarter of 2008 compared to approximately $74.8 million during the prior year quarter. Decreased earnings during the current year period, plus changes in working capital items, contributed to much of this decrease from the prior year. Future operating cash flow for many of our businesses is largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. We expect that the current high demand for many of our products and services will continue during 2008. The operating cash flow impact from this continued high demand is expected to be limited or partially offset, however, by the increased product, operating, debt service, and administrative costs required to deliver our products and services and our equipment and personnel capacity constraints.

Future operating cash flow will also be affected by the prices received for Maritech’s oil and gas production. Following the recent acquisitions and exploitation and development drilling operations that have increased its oil and gas production levels, Maritech has entered into additional oil and gas derivative transactions, some of which extend through 2010, that are designated to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating market prices of oil and natural gas.

Future operating cash flow will also be affected by the amount and timing of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties including the well intervention work to be performed on certain destroyed offshore platforms. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of March 31, 2008 totals $215.4 million ($245.4 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, generally shortly after the end of each property’s productive life. The amount and timing of these cash outflows is estimated based on expected costs, as well as the timing of future oil and gas production and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing commodity prices, revisions of reserve estimates, and other factors. Maritech’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of March 31, 2008, Maritech’s total undiscounted decommissioning obligation is approximately $299.4 million and consists of Maritech’s liability of $245.4 million plus approximately $54.0 million, which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During 2008, we plan to expend over $300 million of capital expenditures, approximately $67.3 million of which was expended during the first quarter of 2008. The significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses, and certain of these expenditures may be postponed or cancelled as conditions change. Significant capital projects planned during 2008 include the continuing development of our El Dorado, Arkansas calcium chloride facility, which over the next seven to eight quarters is expected to cost approximately $103 million. Also, we have begun the construction of our new corporate headquarters building located in The Woodlands, Texas, which is expected to cost approximately $39 million. In addition, we plan to continue with the acquisition and development of Maritech oil and gas properties. The December 2007 acquisition of certain properties from Cimarex Energy (the Cimarex Properties) provides Maritech with a significant portfolio of development prospects, which it intends to exploit in the coming years. Finally, our growth strategy also includes the continuing pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent we consummate a significant transaction, our liquidity position will be affected. We expect to fund our 2008 capital expenditure activity through cash flows from operations, and from our bank credit facility, which now has increased borrowing capacity as a result of the recent pay down with a majority of the proceeds of the 2008 Senior Notes. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity.

Cash capital expenditures of approximately $67.3 million during the first quarter of 2008 included approximately $43.3 million by the WA&D Division. Approximately $39.5 million was expended by the Division’s Maritech subsidiary primarily related to acquisition, exploitation and development expenditures on its offshore oil and gas properties, including $13.5 million for the acquisition of additional producing properties and $26.0 million relating to development activities, including development activities on the recently acquired Cimarex Properties. In addition, the WA&D Division expended approximately $3.8 million on its WA&D Services operations, primarily for refurbishment costs on one of its dive support vessels. The Production Enhancement Division spent approximately $14.5 million, consisting of approximately $7.0 million for additional wellhead compression equipment, and approximately $7.5 million for production testing equipment fleet expansion. The Fluids Division reflected approximately $8.6 million of capital expenditures, primarily related to the Arkansas plant construction project during the period. Corporate capital expenditures were approximately $1.0 million and included the initial costs of our new headquarters building construction project.

In addition to its continuing capital expenditure program, Maritech continues to pursue the purchase of additional producing oil and gas properties as part of our strategy to support our WA&D Services operations. In January 2008, Maritech acquired certain producing properties from Stone Energy Corporation in exchange for the assumption of the associated decommissioning obligations having a fair value of approximately $20.2 million and cash of $15.8 million, subject to further adjustment. While future purchases of such properties are also expected to be primarily funded through the assumption of the associated decommissioning liabilities, the transactions may also involve the payment or receipt of cash at closing or the receipt of cash when associated well abandonment and decommissioning work is performed in the future.

Financing Activities – To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. We have a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Restated Credit Facility). As of May 12, 2008, and following the repayment of a portion of the outstanding balance from the proceeds of the Series 2008 Senior Notes discussed below, we had an outstanding balance of $62.3 million and $25.9 million in letters of credit against the $300 million revolving credit facility, leaving a net availability of $211.8 million.

The Restated Credit Facility, which matures in 2011, is unsecured and guaranteed by certain of our material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on one of our financial ratios. As of March 31, 2008, the average interest rate on the outstanding balance under the credit facility was 4.46%. We pay a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants, and includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with certain financial ratio covenants set forth in the Restated Credit Facility agreement. Significant deterioration of this ratio could result in a default under the Restated Credit Facility agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility prior to 2011. The Restated Credit Facility agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. We were in compliance with all covenants and conditions of our credit facility as of March 31, 2008. Our continuing ability to comply with these financial covenants centers largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

In April 2008, we issued and sold through a private placement, $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008 Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. A significant majority of the combined net proceeds from the sale of the Series 2008 Senior Notes was used to pay down a portion of the existing indebtedness under the bank revolving credit facility. The Series 2008-A Senior Notes bear interest at the fixed rate of 6.30% and mature on April 30, 2013. The Series 2008-B Senior Notes bear interest at the fixed rate of 6.56% and mature on April 30, 2015. Interest on the 2008 Senior Notes is due semiannually on April 30 and October 31 of each year. In September 2004, we issued and sold, through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million Euros (approximately $44.2 million equivalent at March 31, 2008) in aggregate principal amount of Series 2004-B Senior Notes pursuant to the Master Note Purchase Agreement dated September 2004, as supplemented. The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. In April 2006, we issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to our existing Master Note Purchase Agreement dated September 2004, as supplemented. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90% and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. The Series 2008 Senior Notes, together with the Series 2004-A Senior Notes, Series 2004-B Senior Notes, and Series 2006-A Senior Notes are collectively referred to as the Senior Notes.

Pursuant to each of the respective note purchase agreements, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of our wholly owned subsidiaries. The note purchase agreements contain customary covenants and restrictions, require us to maintain certain financial ratios and contains customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. We were in compliance with all covenants and conditions of our Senior Notes as of March 31, 2008. Upon the occurrence and during the continuation of an event of default under the note purchase agreements, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

In addition to our revolving credit facility, we fund our short-term liquidity requirements from cash generated by operations, short-term vendor financing and, to a lesser extent, from leasing with institutional leasing companies. We believe we have the ability to generate additional capital to fund our capital expenditure plans through the issuance of additional debt or equity.

Off Balance Sheet Arrangements – As of March 31, 2008, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that as a result of these actions our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses.

At this stage, it is impossible to predict the outcome of these proceedings or their impact upon us. We currently believe that the allegations made in the complaints are without merit, and we intend to seek dismissal of and vigorously defend against these actions. While a successful outcome cannot be guaranteed, we do not reasonably expect these lawsuits to have a material adverse effect.

Insurance Litigation - Our Maritech subsidiary incurred significant damage as a result of Hurricanes Katrina and Rita in September 2005. Although portions of the well intervention costs previously expended on these facilities and submitted to our insurers have been reimbursed, our insurance underwriters have continued to maintain that well intervention costs for certain of the damaged wells do not qualify as covered costs, and that certain well intervention costs for qualifying wells are not covered under the policies. In addition, the underwriters have also maintained that there is no additional coverage provided under an endorsement we obtained in August 2005 for the cost of removal of these platforms and for other damage repairs on certain properties in excess of the insured values provided by our property damage policy. On November 16, 2007, we filed a lawsuit in the 359th Judicial District Court, Montgomery County, Texas, entitled Maritech Resources, Inc. v. Certain Underwriters and Insurance Companies at Lloyd’s, London subscribing to Policy no. GA011150U and Steege Kingston, in which we are seeking damages for breach of contract and various related claims and a declaration of the extent of coverage of an endorsement to the policy. We cannot predict the outcome of this lawsuit; however, the ultimate resolution could have a significant impact upon our future operating cash flow. For further discussion, see Insurance Contingencies below.

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. We have reviewed estimated remediation costs prepared by our independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon our review and discussions with our third party consultants, we established a reserve for such remediation costs. As of March 31, 2008, and following the performance of certain remediation activities at the site, the amount of the reserve for these remediation costs, included in current liabilities in the accompanying consolidated balance sheet, is approximately $0.5 million. The reserve will be further adjusted as information develops or conditions change.

We have not been named a potentially responsible party by the EPA or any state environmental agency.

Insurance Contingencies

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, during the fourth quarter of 2007, we filed a lawsuit against our insurers related to coverage for costs of well intervention work performed and to be performed on certain Maritech offshore platforms which were destroyed as a result of Hurricanes Katrina and Rita in 2005. As a result, primarily during the fourth quarter of 2007, we reversed $62.9 million of anticipated insurance recoveries which were previously included in estimating Maritech’s decommissioning liability, or were previously included in accounts receivable related to certain damage repair costs incurred, as the amount and timing of these future reimbursements from our insurance providers was indeterminable. As a result, we increased the decommissioning liability to $48.4 million for well intervention and debris removal work to be performed on these platforms, assuming no insurance reimbursements will be received. We continue to believe that these costs are covered costs pursuant to the policies. If we successfully collect our reimbursement from our insurance providers, such reimbursements will be credited to operations in the period collected. In the event that our actual well intervention costs are more or less than the associated decommissioning liabilities, as adjusted, the difference may be reported in income in the period in which the work is performed.

In October 2005, one of our drilling rig barges was damaged by a fire, and a claim was submitted to our insurers. The drilling rig barge was repaired during 2006 at a cost of approximately $8.4 million. In February 2007, we received a notice from our insurance underwriters, stating that they considered that approximately $3.7 million of this claim was not covered under the applicable policy. As of March 31, 2008, approximately $4.3 million is included in our accounts receivable associated with the repair costs incurred for this asset and reimbursable pursuant to our applicable insurance policy. This amount is net of the approximately $2.1 million of insurance reimbursements received in January 2007 and approximately $2.0 million of costs that were charged to expense during 2007. During 2007 and the first portion of 2008, we have had discussions with the underwriters regarding this claim and have provided any requested information. In late April 2008, we reached an agreement with the underwriters and our brokers whereby we will receive reimbursement for the significant majority of the remaining amount of our claim receivable.

Other Contingencies

In March 2006, we acquired Beacon Resources, LLC (Beacon), a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date, through March 2009. Although we currently anticipate that a payment will be required pursuant to this contingent consideration provision of the agreement, as of March 31, 2008, the amount of Beacon’s pretax results of operations (as defined in the agreement) to date since the acquisition is less than the minimum amount required to generate a payment. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability as it becomes fixed and determinable at the end of the three year period.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, other results of operations, and other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2007, and set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We have market risk exposure in the sales prices we receive for our oil and gas production. Realized pricing is primarily driven by the prevailing worldwide price for crude oil and spot prices in the U.S. natural gas market. Historically, prices received for oil and gas production have been volatile and unpredictable, and such price volatility is expected to continue. Our risk management activities involve the use of derivative financial instruments, such as swap agreements, to hedge the impact of market price risk exposures for a portion of our oil and gas production. Recent acquisitions and successful development efforts by our Maritech subsidiary have resulted in increased expected future production volumes. Accordingly, we have entered into additional derivative financial instruments designed to hedge the price volatility associated with a portion of the increased production and to hedge a portion of our oil and natural gas production. We are exposed to the volatility of oil and gas prices for the portion of our oil and gas production that is not hedged.

As shown in the table below, as of March 31, 2008, we had the following cash flow hedging swap contracts outstanding relating to a portion of Maritech’s oil and gas production:

Commodity Contract	Daily Volume	Contract Price	Contract Term
March 31, 2008
Oil swap	700 barrels/day	$61.75/barrel	January 1, 2008 – December 31, 2008
Oil swap	800 barrels/day	$60.75/barrel	January 1, 2008 – December 31, 2008
Oil swap	1,000 barrels/day	$68.06/barrel	January 1, 2008 – December 31, 2008
Oil swap	1,000 barrels/day	$74.35/barrel	January 1, 2008 – December 31, 2008
Oil swap	500 barrels/day	$68.23/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.32/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.05/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$68.22/barrel	January 1, 2009 – December 31, 2009
Oil swap	500 barrels/day	$71.50/barrel	January 1, 2009 – December 31, 2009
Oil swap	1,000 barrels/day	$70.75/barrel	January 1, 2010 – December 31, 2010
Natural gas swap	4,500 MMBtu/day	$8.470/MMBtu	January 1, 2008 – December 31, 2008
Natural gas swap	3,000 MMBtu/day	$8.450/MMBtu	January 1, 2008 – December 31, 2008
Natural gas swap	10,000 MMBtu/day	$8.0825/MMBtu	February 1, 2008 – December 31, 2008
Natural gas swap	5,000 MMBtu/day	$8.790/MMBtu	March 1, 2008 – December 31, 2008
Natural gas swap	7,500 MMBtu/day	$10.175/MMBtu	July 1, 2008 – December 31, 2008
Natural gas swap	10,000 MMBtu/day	$8.420/MMBtu	January 1, 2009 – December 31, 2009
Natural gas swap	5,000 MMBtu/day	$8.750/MMBtu	January 1, 2009 – December 31, 2009
Natural gas swap	5,000 MMBtu/day	$9.540/MMBtu	January 1, 2009 – December 31, 2009

In April 2008, we entered into two additional natural gas swap contracts, covering 5,000 MMBtu/day from July 2008 through December 2009, with a contract price ranging from $10.520 to $9.705.

Each oil and gas swap contract uses NYMEX WTI (West Texas Intermediate) oil price and the NYMEX Henry Hub natural gas price as the referenced price, respectively. The fair value of our oil swaps at March 31, 2008 was $63,006,000. The fair value of our natural gas swaps at March 31, 2008 was $19,717,000. The portion of these market values associated with the subsequent twelve months swap contracts is reflected as a current liability, and the portion related to later periods is reflected as a long-term liability. A $1 per barrel increase in the future price of oil would result in the market value of the combined oil derivative liability increasing by $2,494,000. A $0.10 per MMBtu increase in the future price of natural gas would result in the market value of the derivative liability increasing by $1,599,000.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

The information regarding litigation matters described in the Notes to Consolidated Financial Statements, Note H – Commitments and Contingencies, Litigation, and included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)
Jan 1 – Jan 31, 2008	–	$–	–	$14,327,000

Feb 1 – Feb 29, 2008	–	$–	–	$14,327,000

Mar 1 – Mar 31, 2008	–	$–	–	$14,327,000

Total	–		–	$14,327,000

(1) In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the first quarter of 2008.

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

TETRA Technologies, Inc.

Date: May 12, 2008	By: /s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: May 12, 2008	By: /s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 12, 2008	By: /s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer