Form 10-Q
period 2008-06-30
TETRA TECHNOLOGIES INC
filed 2008-08-11
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

(281) 367-1983
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

As of August 1, 2008, there were 74,798,021 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Product sales	$157,770	$123,275	$269,995	$238,631
Services and rentals	146,619	130,779	259,550	259,019
Total revenues	304,389	254,054	529,545	497,650

Cost of revenues:
Cost of product sales	87,034	78,065	154,218	147,208
Cost of services and rentals	94,018	86,535	172,054	174,107
Depreciation, depletion, amortization
and accretion	45,910	28,849	83,799	58,265
Total cost of revenues	226,962	193,449	410,071	379,580
Gross profit	77,427	60,605	119,474	118,070

General and administrative expense	28,022	24,708	53,121	48,259
Operating income	49,405	35,897	66,353	69,811

Interest expense, net	4,316	4,306	8,749	8,209
Other (income) expense, net	(414)	(2,773)	769	(4,023)
Income before taxes and discontinued	45,503	34,364	56,835	65,625
operations
Provision for income taxes	15,346	12,199	19,324	23,113
Income before discontinued operations	30,157	22,165	37,511	42,512
Income (loss) from discontinued
operations, net of taxes	(740)	705	(1,407)	1,020

Net income	$29,417	$22,870	$36,104	$43,532

Basic net income per common share:
Income before discontinued operations	$0.41	$0.30	$0.51	$0.58
Income (loss) from discontinued
operations	(0.01)	0.01	(0.02)	0.02
Net income	$0.40	$0.31	$0.49	$0.60

Average shares outstanding	74,361	73,812	74,274	73,112

Diluted net income per common share:
Income before discontinued operations	$0.40	$0.29	$0.50	$0.56
Income (loss) from discontinued
operations	(0.01)	0.01	(0.02)	0.01
Net income	$0.39	$0.30	$0.48	$0.57

Average diluted shares outstanding	75,752	76,414	75,608	75,751

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,848	$21,833
Restricted cash	4,259	4,218
Trade accounts receivable, net of allowances for doubtful
accounts of $1,725 in 2008 and $1,293 in 2007	259,267	215,284
Inventories	121,174	118,502
Deferred tax assets	61,345	26,247
Prepaid expenses and other current assets	32,247	33,365
Assets of discontinued operations	963	4,042
Total current assets	513,103	423,491

Property, plant and equipment
Land and building	22,694	21,359
Machinery and equipment	436,183	404,647
Automobiles and trucks	42,183	37,483
Chemical plants	47,084	46,267
Oil and gas producing assets (successful efforts method)	637,673	564,493
Construction in progress	49,157	19,595
	1,234,974	1,093,844
Less accumulated depreciation and depletion	(471,117)	(397,453)
Net property, plant and equipment	763,857	696,391

Other assets:
Goodwill	131,727	130,335
Patents, trademarks and other intangible assets, net of
accumulated amortization of $13,878 in 2008 and $14,489 in 2007	18,190	19,884
Other assets	27,849	25,435
Total other assets	177,766	175,654
	$1,454,726	$1,295,536

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$79,777	$108,101
Accrued liabilities	179,828	101,009
Derivative liabilities	132,802	32,516
Liabilities of discontinued operations	132	424
Total current liabilities	392,539	242,050

Long-term debt, net	390,297	358,024
Deferred income taxes	31,039	46,263
Decommissioning and other asset retirement obligations, net	151,335	162,106
Derivative liabilities	73,476	20,853
Other liabilities	14,731	18,321
	660,878	605,567
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 76,296,018 shares issued at June 30, 2008
and 75,921,727 shares issued as December 31, 2007	763	759
Additional paid-in capital	179,198	174,738
Treasury stock, at cost: 1,531,740 shares held at June 30, 2008
and 1,550,962 shares held at December 31, 2007	(8,279)	(8,405)
Accumulated other comprehensive income (loss)	(113,303)	(25,999)
Retained earnings	342,930	306,826
Total stockholders' equity	401,309	447,919
	$1,454,726	$1,295,536

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating activities:
Net income	$36,104	$43,532
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	79,801	56,415
Dry hole costs	3,998	1,850
Provision for deferred income taxes	4,483	4,517
Stock compensation expense	2,364	2,255
Provision for doubtful accounts	496	946
(Gain) loss on sale of property, plant and equipment	772	(2,787)
Other non-cash charges and credits	6,323	2,936
Excess tax benefit from exercise of stock options	(583)	(12,250)
Equity in earnings of unconsolidated subsidiary	(126)	(6)
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(29,400)	(4,124)
Inventories	(886)	3,650
Prepaid expenses and other current assets	(6,661)	(6,985)
Trade accounts payable and accrued expenses	25,241	20,333
Decommissioning liabilities	(7,925)	(14,834)
Operating activities of discontinued operations	2,784	392
Other	(2,683)	(395)
Net cash provided by operating activities	114,102	95,445

Investing activities:
Purchases of property, plant and equipment	(131,945)	(103,075)
Business combinations, net of cash acquired	-	(8,460)
Proceeds from sale of property, plant and equipment	323	2,338
Change in restricted cash	(41)	(12)
Other investing activities	(1,699)	(1,598)
Investing activities of discontinued operations	-	476
Net cash used in investing activities	(133,362)	(110,331)

Financing activities:
Proceeds from long-term debt obligations	151,450	34,079
Principal payments on long-term debt obligations	(122,928)	(38,087)
Proceeds from exercise of stock options	1,646	10,593
Excess tax benefit from exercise of stock options	583	12,250
Net cash provided by financing activities	30,751	18,835
Effect of exchange rate changes on cash	524	244

Decrease in cash and cash equivalents	12,015	4,193
Cash and cash equivalents at beginning of period	21,833	5,535
Cash and cash equivalents at end of period	$33,848	$9,728

Supplemental cash flow information:
Interest paid	$8,986	$8,733
Income taxes paid	8,046	9,566

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of
decommissioning liabilities	$20,236	$-
Adjustment of fair value of decommissioning liabilities capitalized (credited)
to oil and gas properties	(242)	1,870

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

Restricted Cash

Restricted cash reflected on our balance sheets as of June 30, 2008 includes approximately $3.6 million of funds held in escrow that are associated with the 2007 sale of our process services operation, which will be available to us later during 2008, assuming no breach in the terms of the sales contract affecting the allocation of such restricted funds is identified by the buyer. In addition, restricted cash as of June 30, 2008 includes funds related to a third party’s proportionate obligation in the plugging and abandonment of a particular oil and gas property operated by our Maritech Resources, Inc. subsidiary (Maritech). This cash will remain restricted until such time as the associated plugging and abandonment project is completed, which we expect to occur during the next twelve months.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Number of weighted average common shares outstanding	74,360,545	73,812,186	74,274,074	73,112,199
Assumed exercise of stock options	1,391,481	2,601,988	1,334,152	2,638,316

Average diluted shares outstanding	75,752,026	76,414,174	75,608,226	75,750,515

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2008, we used the average market price of our common stock of $18.16. For the three months ended June 30, 2008 and 2007, the calculations of the average diluted shares outstanding excludes the impact of 2,194,799 and 517,317 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the six months ended June 30, 2008 and 2007, the calculations of the average diluted shares outstanding excludes the impact of 1,532,024 and 550,019 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

    Under SFAS No. 157, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or if a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.

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

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and natural gas production cash flows. For these fair value measurements, we compare forward pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. A summary of these fair value measurements as of June 30, 2008, using the fair value hierarchy as prescribed by SFAS No. 157, is as follows:

		Fair Value Measurements as of June 30, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Liability for natural gas
swap contracts	$65,433	$-	$65,433	$-
Liability for oil swap contracts	140,845	-	140,845	-
Total	$206,278

During the three and six months ended June 30, 2008, we had no impairments of long-lived assets or other nonrecurring fair value measurements.

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

	Three Months Ended June 30,
	2008	2007
	(In Thousands)
Revenues
Process services operations	$-	$4,074
Venezuelan fluids and testing operations	-	94
	$-	$4,168
Income (loss), net of taxes
Process services operations, net of taxes of
$(27) and $313, respectively	$(51)	$492
Venezuelan fluids and testing operations, net of
taxes of $5 and $106, respectively	(681)	213
Other discontinued operations	(8)	-
	$(740)	$705

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Revenues
Process services operations	$-	$8,142
Venezuelan fluids and testing operations	-	570
	$-	$8,712
Income (loss), net of taxes
Process services operations, net of taxes of
$(123) and $587, respectively	$(228)	$927
Venezuelans fluids and testing operations, net of
taxes of $1 and $104, respectively	(1,025)	93
Other discontinued operations	(154)	-
	$(1,407)	$1,020

Assets and liabilities of discontinued operations consist of the following as of June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In Thousands)
Current assets:
Process services	$131	$705
Venezuelan fluids and testing	696	3,146
	827	3,851
Property, plant and equipment, net:
Process services	-	-
Venezuelan fluids and testing	45	48
	45	48
Other long-term assets:
Process services	-	-
Venezuelan fluids and testing	91	143
	91	143
Total assets:
Process services	131	705
Venezuelan fluids and testing	832	3,337
	$963	$4,042
Current liabilities:
Process services	$16	$223
Venezuelan fluids and testing	116	201
	$132	$424

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

NOTE D – OIL AND GAS OPERATIONS

Our Maritech subsidiary participated in an exploratory well that commenced drilling during the second quarter of 2008. In July 2008, the operator of the well determined that the well was unproductive and would be plugged and abandoned. During the quarter ended June 30, 2008, we have charged to earnings approximately $4.0 million of dry hole costs incurred as of June 30, 2008 related to Maritech’s 30% working interest in this well. The remaining costs to be incurred, estimated at approximately $2.1 million, will be charged to earnings during the subsequent periods as they are incurred.

NOTE E – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	(In Thousands)

Bank revolving line of credit facility	$76,059	$171,783
5.07% Senior Notes, Series 2004-A	55,000	55,000
4.79% Senior Notes, Series 2004-B	44,238	41,241
5.90% Senior Notes, Series 2006-A	90,000	90,000
6.30% Senior Notes, Series 2008-A	35,000	-
6.56% Senior Notes, Series 2008-B	90,000	-
European Credit Facility	-	-
	390,297	358,024
Less current portion	-	-

Total long-term debt	$390,297	$358,024

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

NOTE F – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

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

The changes in total asset retirement obligations during the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,
	2008	2007
	(In Thousands)
Beginning balance for the period, as reported	$219,460	$133,609

Activity in the period:
Accretion of liability	2,106	1,804
Retirement obligations incurred	-	-
Revisions in estimated cash flows	4,740	120
Settlement of retirement obligations	(2,909)	(13,352)
Ending balance as of June 30	$223,397	$122,181

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Beginning balance for the period, as reported	$199,506	$138,340

Activity in the period:
Accretion of liability	4,121	3,773
Retirement obligations incurred	20,274	-
Revisions in estimated cash flows	7,141	3,282
Settlement of retirement obligations	(7,645)	(23,214)
Ending balance as of June 30	$223,397	$122,181

As of June 30, 2008, approximately $72.1 million of the decommissioning and asset retirement obligation is related to well abandonment and decommissioning costs to be incurred over the next twelve month period and is included in current accrued liabilities in the accompanying consolidated balance sheet.

NOTE G – HEDGE CONTRACTS

We have market risk exposure in the sales prices we receive for our oil and natural gas production and currency exchange rate risk exposure related to specific transactions denominated in a foreign currency as well as to investments in certain of our international operations. Our financial risk management activities involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures for a significant portion of our oil and natural gas production and for certain foreign currency transactions. We are exposed to the volatility of oil and natural gas prices for the portion of our oil and natural gas production that is not hedged.

We believe that our swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, in managing the volatility of future cash flows associated with our oil and natural gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues over the term of the hedge contracts utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and natural gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the liability for the outstanding cash flow hedge oil and natural gas swap contracts at June 30, 2008 was approximately $206.3 million. Approximately $132.8 million of this liability, representing the portion associated with production to occur over the next twelve months, is included in current derivative liabilities in the accompanying consolidated balance sheets. The remaining portion of this liability is included in long-term liabilities. As the hedge contracts were highly effective, cumulative losses of $122.9 million from changes in contract fair value, net of taxes, as of June 30, 2008, are included in other comprehensive income (loss) within stockholders’ equity. For the six month period ended June 30, 2008, we recorded approximately $0.9 million related to the ineffective portion of the change in the derivatives’ fair value related to the natural gas swap contracts and have reclassified such loss within other (income) expense in the accompanying consolidated statements of operations.

Our long-term debt includes borrowings which are designated as a hedge of our net investment in our European calcium chloride operation. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At June 30, 2008, we had 35 million Euros (approximately $55.3 million) designated as a hedge of a net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $8.5 million, net of taxes, at June 30, 2008.

NOTE H – COMPREHENSIVE INCOME

Comprehensive income (loss) for the three and six month periods ended June 30, 2008 and 2007 is as follows:

	Three Months Ended June 30,
	2008	2007
	(In Thousands)
Net income	$29,417	$22,870

Net change in derivative fair value, net of taxes of $(47,216)
and $264, respectively	(79,708)	447
Reclassification of derivative fair value into earnings, net of
taxes of $4,893 and $71, respectively	8,261	119
Foreign currency translation adjustment, net of taxes of
$324 and $32, respectively	596	1,036
Comprehensive income (loss)	$(41,434)	$24,472

	Six Months Ended June 30,
	2008	2007
	(In Thousands)
Net income	$36,104	$43,532

Net change in derivative fair value, net of taxes of $(60,935)
and $(4,984), respectively	(102,868)	(8,413)
Reclassification of derivative fair value into earnings, net of
taxes of $7,590 and $746, respectively	12,814	1,259
Foreign currency translation adjustment, net of taxes of
$1,545 and $124, respectively	2,748	1,447
Comprehensive income (loss)	$(51,202)	$37,825

NOTE I – COMMITMENTS AND CONTINGENCIES

Litigation

We are named as defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On June 27, 2008, the Court appointed Fulton County Employees’ Retirement System as lead plaintiff for the consolidated actions.

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class actions, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The petitions seek disgorgement, costs, expenses and unspecified equitable relief.

At this stage, it is impossible to predict the outcome of these proceedings or their impact upon us. We currently believe that the allegations made in the federal complaints and state petitions are without merit, and we intend to seek dismissal of and vigorously defend against these actions. While a successful outcome cannot be guaranteed, we do not reasonably expect these lawsuits to have a material adverse effect.

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

In October 2005, one of our drilling rig barges was damaged by a fire, and a claim was submitted to our insurers. The drilling rig barge was repaired during 2006 for a cost of approximately $8.4 million. In

February 2007, we received a notice from our insurance underwriters, stating that they considered that approximately $3.7 million of this claim was not covered under the applicable policy. Net of amounts of insurance reimbursements received and costs that were charged to expense during 2007, we reflected a remaining claim receivable of $4.3 million. In late April 2008, following numerous discussions with the underwriters and brokers associated with this policy, we reached an agreement whereby in May 2008, we received approximately $4.1 million related to the settlement of this claim receivable, and charged the $0.2 million of unreimbursed repair costs to earnings.

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. We have reviewed estimated remediation costs prepared by our independent, third-party environmental engineering consultant, based on a detailed environmental study. Based upon our review and discussions with our third-party consultants, we established a reserve for such remediation costs. As of June 30, 2008, and following the performance of certain remediation activities at the site, the amount of the reserve for these remediation costs, included in current liabilities in the accompanying consolidated balance sheet, is approximately $0.5 million. The reserve will be further adjusted as information develops or conditions change.

We have not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies

In March 2006, we acquired Beacon Resources, LLC (Beacon), a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date, through March 2009. We currently anticipate that a payment will be required pursuant to this contingent consideration provision of the agreement, since as of June 30, 2008, the amount of Beacon’s pretax results of operations (as defined in the agreement) to date since the acquisition is now in excess of the minimum amount required to generate a payment. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability and added to goodwill as it becomes fixed and determinable at the end of the three year period.

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

The Maritech segment consists of our Maritech subsidiary, which, with its subsidiaries, is a producer of oil and natural gas from properties acquired primarily to support and provide a baseload of business for the WA&D Services segment. In addition, the segment conducts development operations on certain of its oil and gas properties that are intended to increase the cash flows on such properties.

Our Production Enhancement Division provides production testing services to markets in Texas, New Mexico, Colorado, Oklahoma, Arkansas, Louisiana, offshore Gulf of Mexico, and certain international locations. In addition, it provides natural gas wellhead compression-based services to customers to enhance production, primarily from mature, low-pressure natural gas wells located principally in the mid-continent, mid-western, western, Rocky Mountain, and Gulf Coast regions of the United States as well as in western Canada, Mexico, and other Latin American countries.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$79,096	$67,940	$130,086	$130,718
WA&D Division
WA&D Services	1,179	1,700	2,242	2,708
Maritech	75,138	51,169	132,349	100,364
Intersegment eliminations	-	-	-	-
Total WA&D Division	76,317	52,869	134,591	103,072
Production Enhancement Division	2,357	2,466	5,318	4,841
Consolidated	157,770	123,275	269,995	238,631

Services and rentals
Fluids Division	17,333	12,579	33,429	22,857
WA&D Division
WA&D Services	78,532	84,505	128,600	172,341
Maritech	324	207	632	320
Intersegment eliminations	(2,774)	(6,038)	(5,919)	(12,912)
Total WA&D Division	76,082	78,674	123,313	159,749
Production Enhancement Division	53,204	39,526	102,808	76,413
Consolidated	146,619	130,779	259,550	259,019

Intersegmented revenues
Fluids Division	37	148	135	203
WA&D Division
WA&D Services	1	-	36	-
Maritech	-	-	-	-
Intersegment eliminations	-	-	-	-
Total WA&D Division	1	-	36	-
Production Enhancement Division	2	33	14	50
Intersegment eliminations	(40)	(181)	(185)	(253)
Consolidated	-	-	-	-

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Revenues from external customers

Total revenues
Fluids Division	96,466	80,667	163,650	153,778
WA&D Division
WA&D Services	79,712	86,205	130,878	175,049
Maritech	75,462	51,376	132,981	100,684
Intersegment eliminations	(2,774)	(6,038)	(5,919)	(12,912)
Total WA&D Division	152,400	131,543	257,940	262,821
Production Enhancement Division	55,563	42,025	108,140	81,304
Intersegment eliminations	(40)	(181)	(185)	(253)
Consolidated	$304,389	$254,054	$529,545	$497,650

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	(In Thousands)

Income before taxes and discontinued operations
Fluids Division	$15,570		$10,265		$22,411		$18,212
WA&D Division
WA&D Services	11,547		12,675		7,444		23,716
Maritech	17,569		8,561		24,943		19,689
Intersegment eliminations	303		2,329		546		3,903
Total WA&D Division	29,419		23,565		32,933		47,308
Production Enhancement Division	17,027		12,174		32,399		23,632
Corporate overhead	(16,513	)(1)	(11,640	)(1)	(30,908	)(1)	(23,527	)(1)
Consolidated	$45,503		$34,364		$56,835		$65,625

	June 30,
	2008		2007
	(In Thousands)
Total assets
Fluids Division	$332,180		$286,414
WA&D Division
WA&D Services	249,381		279,536
Maritech	465,092		302,937
Intersegment eliminations	(1,573)		(20,036)
Total WA&D Division	712,900		562,437
Production Enhancement Division	297,508		246,025
Corporate overhead	112,138	(2)	56,070	(2)
Consolidated	$1,454,726		$1,150,946

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)

General and administrative expense	$11,468	$7,102	$19,895	$14,615
Depreciation and amortization	609	286	1,220	557
Interest expense	4,434	4,448	9,013	8,471
Other general corporate (income) expense, net	2	(196)	780	(116)
Total	$16,513	$11,640	$30,908	$23,527

(2) Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The generally high demand for many of our products and services amid high oil and natural gas pricing was reflected in our financial performance during the second quarter of 2008. The quarter’s activity resulted in unprecedented levels of consolidated revenue, gross profit and net income from continuing operations, with each measure showing dramatic improvement from the prior year period. Year to date activity also resulted in increased revenues compared to the six month period of the prior year, although net income during the first half of 2008 is decreased from the prior year period. Our Maritech subsidiary, reflecting its highest quarterly production output as a result of recent development and acquisition activity, contributed significantly to our overall growth. Our Production Enhancement Division, which consists of our production testing and compression services operations, also continued to grow, capitalizing on its increasing service capacity and the high demand for its services. Our Fluids Division growth during the second quarter was led by an increase in service activity, as well as by increased international demand for its products. Partially offsetting the overall growth was the decreased activity of our WA&D Services segment, reflecting the decreased heavy lift capacity compared to the prior year period. This reduced capacity resulted in improved efficiency, however, as the segment reported increased gross profit as a percentage of revenue during the second quarter compared to the prior year period. Overall, gross profit as a percentage of revenue during the second quarter of 2008 was 25.4%, an increase from the 23.9% reported in the prior year period, again reflecting the overall higher demand for many of our products and services. Increased profitability was partially offset by higher administrative expenses, primarily due to increased incentive compensation and employee related costs associated with our growth. We expect that the current strong demand for many of our products and services will continue throughout the remainder of 2008 and beyond, and we are continuing to invest in our core businesses as part of our overall growth strategy.

Our consolidated balance sheet as of June 30, 2008 included current assets of $513.1 million, total assets of $1.5 billion, and long-term debt of $390.3 million. During the first half of 2008, we generated operating cash flow of $114.1 million. Given the increased prices for oil and natural gas as of June 30, 2008, the total liabilities associated with our derivative hedge program for our Maritech production cash flows totaled approximately $206.3 million, which will be funded from the operating cash flow from sales of Maritech’s future production. The derivative liability reflects the fair value associated with oil and natural gas swap contracts, certain of which extend through December 31, 2010, and will also be affected by future fluctuations in oil and natural gas prices. In April 2008, we completed a private debt offering for $125 million of 2008 Senior Notes and utilized a significant majority of the proceeds to reduce our outstanding balance under our revolving bank line of credit facility. Accordingly, as of August 8, 2008, we had available borrowing capacity under the facility of approximately $198.6 million. While we expect that a significant portion of our over $300 million of capital expenditure plans during 2008 will be funded from cash from operating activities, the increased borrowing capacity will help provide additional available funding as necessary. These capital expenditure plans include the continuing development of our Fluids Division’s new Arkansas calcium chloride plant, continuing development of Maritech oil and gas properties, continuing growth of our wellhead compression services and production testing fleets, and the construction of a new corporate headquarters building. In addition to these internal growth projects, our growth strategy also includes identifying opportunities to establish operations in additional niche oil and gas service markets and to consider suitable acquisition opportunities. We believe that our financial condition gives us the flexibility to consider these growth initiatives through the use of cash, debt, equity, or any combination thereof.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In Thousands)
Revenues
Fluids Division	$96,466	$80,667	$163,650	$153,778
WA&D Division
WA&D Services	79,712	86,205	130,878	175,049
Maritech	75,462	51,376	132,981	100,684
Intersegment eliminations	(2,774)	(6,038)	(5,919)	(12,912)
Total WA&D Division	152,400	131,543	257,940	262,821
Production Enhancement Division	55,563	42,025	108,140	81,304
Intersegment eliminations	(40)	(181)	(185)	(253)
	304,389	254,054	529,545	497,650
Gross profit
Fluids Division	22,393	17,068	35,650	31,775
WA&D Division
WA&D Services	15,982	16,192	15,975	31,073
Maritech	18,274	9,148	27,319	20,502
Intersegment eliminations	304	2,329	547	3,903
Total WA&D Division	34,560	27,669	43,841	55,478
Production Enhancement Division	21,087	16,163	41,206	31,399
Other	(613)	(295)	(1,223)	(582)
	77,427	60,605	119,474	118,070
Income before taxes and discontinued operations
Fluids Division	15,570	10,265	22,411	18,212
WA&D Division
WA&D Services	11,547	12,675	7,444	23,716
Maritech	17,569	8,561	24,943	19,689
Intersegment eliminations	303	2,329	546	3,903
Total WA&D Division	29,419	23,565	32,933	47,308
Production Enhancement Division	17,027	12,174	32,399	23,632
Corporate overhead	(16,513)	(11,640)	(30,908)	(23,527)
	45,503	34,364	56,835	65,625

The above information excludes the results of our Venezuelan and process services businesses, which have been accounted for as discontinued operations.

Three months ended June 30, 2008 compared with three months ended June 30, 2007.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the quarter ended June 30, 2008 were $304.4 million compared to $254.1 million for the second quarter of the prior year, an increase of 19.8%. Our consolidated gross profit increased to $77.4 million during the second quarter of 2008 compared to $60.6 million in the prior year quarter, an increase of 27.8%. Consolidated gross profit as a percentage of revenue was 25.4% during the second quarter of 2008 compared to 23.9% during the prior year period.

    General and Administrative Expenses – General and administrative expenses were $28.0 million during the second quarter of 2008 compared to $24.7 million during the prior year period, an increase of $3.3 million or 13.4%. This increase was primarily due to our overall growth and included approximately

$3.9 million of increased salary, incentives, benefits, contract labor costs, and other associated employee expenses, and approximately $0.2 million of increased professional fees and insurance costs. These increases were partially offset by $0.7 million of decreased bad debt expenses and approximately $0.1 million of decreased office expenses and other general expenses. General and administrative expenses as a percentage of revenue were 9.2% during the second quarter of 2008 compared to 9.7% during the prior year period.

Other Income and Expense – Other income and expense was $0.4 million of income during the second quarter of 2008 compared to $2.8 million of income during the second quarter of 2007, primarily due to approximately $1.3 million of decreased other income, resulting from a $1.2 million legal settlement during the prior year period, and due to approximately $1.3 million of decreased gains on sales of assets compared to the prior period. Such decreases were partially offset by approximately $0.3 million of increased foreign currency gains during the current year period.

Interest Expense and Income Taxes – Net interest expense remained flat at $4.3 million during the second quarter of 2008 and 2007, as increased borrowings of long-term debt used to fund our acquisitions and capital expenditure requirements since the beginning of 2007 were offset by the associated capitalized interest and lower interest rates on the outstanding revolving credit facility. Interest expense is expected to remain high in future periods, as additional borrowings are used to fund our capital expenditure plans. Our provision for income taxes during the second quarter of 2008 increased to $15.3 million compared to $12.2 million during the prior year period due to increased earnings.

Net Income – Income before discontinued operations was $30.2 million during the second quarter of 2008 compared to $22.2 million in the prior year second quarter, an increase of $8.0 million. Income per diluted share before discontinued operations was $0.40 on 75,752,026 average diluted shares outstanding during the second quarter of 2008 compared to $0.29 on 76,414,174 average diluted shares outstanding in the prior year.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $0.7 million during the second quarter of 2008 compared to $0.7 million of net income from discontinued operations during the second quarter of 2007.

Net income was $29.4 million during the second quarter of 2008 compared to $22.9 million in the prior year second quarter, an increase of $6.5 million. Net income per diluted share was $0.39 on 75,752,026 average diluted shares outstanding during the second quarter of 2008 compared to $0.30 on 76,414,174 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues increased to $96.5 million during the second quarter of 2008 compared to $80.7 million during the second quarter of 2007, an increase of $15.8 million or 19.6%. This increase was primarily due to a $3.7 million increase related to increased worldwide sales volumes for brine products and $7.3 million increase for manufactured products sales, primarily in Europe. In addition, the Division also reflected $4.8 million of increased service revenues, due to increased domestic onshore service activity as well as the impact resulting from the April 2007 acquisition of the assets and operations of a company providing fluids transfer and related services in support of high pressure fracturing processes. This acquisition expanded the Division’s completion services operations, allowing it to provide such services to customers in the Arkansas, TexOma, and ArkLaTex regions.

    Our Fluids Division gross profit increased to $22.4 million during the second quarter of 2008, compared to $17.1 million during the prior year period, an increase of $5.3 million or 31.2%. Gross profit as a percentage of revenue increased to 23.2% during the current year period compared to 21.2% during the prior year period. This increase was primarily due to the increased brine sales volumes, the decreased costs for certain brine products, a favorable product mix, and the gross profit from the increased services activity. Although a favorable long-term supply for certain of the Division’s raw material needs has been secured, and the Division has begun to reflect lower product costs as a result, gross margins are expected to increase further after the Division sells more of its remaining higher cost inventory.

Fluids Division income before taxes during the second quarter of 2008 totaled $15.6 million compared to $10.3 million in the corresponding prior year period, an increase of $5.3 million or 51.7%. This increase was generated by the $5.3 million increase in gross profit discussed above, as approximately $0.7 million of decreased administrative expenses was offset by approximately $0.7 million of decreased other income, primarily as a result of decreased foreign currency gains.

WA&D Division – Our WA&D Division revenues increased from $131.5 million during the second quarter of 2007 to $152.4 million during the current year period, an increase of $20.9 million or 15.9%. WA&D Division gross profit during the second quarter of 2008 totaled $34.6 million compared to $27.7 million during the prior year second quarter, an increase of $6.9 million or 24.9%. WA&D Division income before taxes was $29.4 million during the second quarter of 2008 compared to $23.6 million during the prior year period, an increase of $5.9 million or 24.8%.

The Division’s WA&D Services operations revenues decreased to $79.7 million during the second quarter of 2008 compared to $86.2 million in the prior year quarter, a decrease of $6.5 million or approximately 7.5%. This decrease was due to the Division’s decreased heavy lift activity during the current year quarter primarily due to decreased capacity, as the Division had an additional leased vessel operating during a portion of the prior year period. This decrease was partially offset by increased dive services and offshore abandonment activity and vessel utilization during the current year period. The Division aims to capitalize on the current demand for well abandonment and decommissioning activity in the Gulf of Mexico, including the remaining work to be performed over the next several years on offshore properties which were damaged or destroyed in 2005 by Hurricanes Rita and Katrina.

The WA&D Services segment of the Division reported gross profit of $16.0 million during the second quarter of 2008 compared to $16.2 million during the second quarter of 2007, a $0.2 million decrease. However, the WA&D Services segment’s gross profit as a percentage of revenues increased to 20.0% during the current year second quarter compared to 18.8% during the prior year period. Increased gross profit efficiencies from the increased dive services activity and vessel utilization were offset by the decreased gross profit from the reduced heavy lift activity during the current year period.

WA&D Services segment income before taxes decreased from $12.7 million during the second quarter of 2007 to $11.5 million during the current year second quarter, a decrease of $1.1 million or 8.9%. This decrease was caused by the $0.2 million decrease in gross profit described above, plus approximately $1.2 million of decreased other income, primarily due to a legal settlement which was recorded in the prior year period. These decreases were partially offset by $0.3 million of decreased administrative expenses.

The Division’s Maritech operations reported revenues of $75.5 million during the second quarter of 2008 compared to $51.4 million during the prior year period, an increase of $24.1 million, or 46.9%. Revenues increased by approximately $9.8 million as a result of increased realized commodity prices. Maritech reflected average realized oil and natural gas prices during the second quarter of 2008 of $86.19/barrel and $9.83/Mcf, respectively. Maritech has hedged a portion of its expected future production levels by entering into additional derivative hedge contracts, with certain contracts extending through 2010. Increased production volumes generated increased revenues of approximately $14.2 million, resulting from successful exploitation and development activities and from the recent acquisitions of properties during December 2007 and January 2008. During the fiscal year 2007, Maritech expended approximately $178.4 million on acquisition and development activities, and an additional $60.8 million during the first six months of 2008, and such activity is expected to continue during the remainder of 2008. In addition, Maritech reported $0.1 million of increased processing revenue during the current year quarter.

Maritech reported a $9.1 million increase in gross profit during the second quarter of 2008, reporting $18.3 million during the current year period compared to $9.1 million during the second quarter of 2007, an increase of 99.8%. Maritech’s gross profit as a percentage of revenues also increased during the quarter to 24.2% compared to 17.8% during the prior year period. The impact of Maritech’s increased production volumes were more than offset by approximately $15.0 million of increased operating expenses, including $8.9 million of increased depreciation, depletion, and amortization costs and $4.7 million of increased dry hole costs.

The Division’s Maritech operations reported income before taxes of $17.6 million during the second quarter of 2008 compared to $8.6 million during the prior year period, an increase of $9.0 million or 105.2%. This increase was due to the $9.1 million increase in gross profit discussed above, and a $0.6 million decrease in administrative expenses, which were partially offset by $0.7 million of decreased other income, due to gains on sales of properties recorded in the prior year period.

Production Enhancement Division – Production Enhancement Division revenues increased from $42.0 million during the second quarter of 2007 to $55.6 million during the current year quarter, an increase of $13.5 million. This 32.2% increase was primarily due to $9.9 million of increased revenues from the Division’s production testing operations, primarily as a result of increased Latin American activity, and increased demand domestically. Compressco revenues increased by approximately $3.6 million compared to the prior year period, due to its overall growth domestically, as well as in Mexico. The Division continues to add to its service equipment fleet to meet the growing demand for its products and services.

Production Enhancement Division gross profit increased from $16.2 million during the second quarter of 2007 to $21.1 million during the second quarter of 2008, an increase of $4.9 million or 30.5%. Gross profit as a percentage of revenues decreased slightly, however, from 38.5% during the second quarter of 2007 to 38.0% during the current year period, primarily due to increased operating expenses for the Division’s Compressco operations.

Income before taxes for the Production Enhancement Division increased 39.9%, from $12.2 million during the prior year second quarter to $17.0 million during the second quarter of 2008, an increase of $4.9 million. This increase was primarily due to the $4.9 million of increased gross profit discussed above, as approximately $0.6 million of increased administrative costs were largely offset by $0.5 million of increased other income due to increased foreign currency gains.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $11.6 million during the second quarter of 2007 to $16.5 million during the second quarter of 2008, primarily due to increased administrative expense. Corporate administrative costs increased approximately $4.4 million due to approximately $4.6 million of increased employee related costs, primarily from increased incentive compensation cost, and approximately $0.1 million of increased insurance and professional fee expense, partially offset by approximately $0.3 million of decreased office and general expenses. Corporate interest expense remained flat at approximately $4.4 million during the second quarter of 2008, as the impact of the increased outstanding balance of long-term debt, which was used to fund the capital expenditure activities during the past year, was largely offset by the increased associated capitalized interest and decreased interest rates on the revolving credit facility. In addition, during the current year period, we reflected approximately $0.3 million of increased depreciation expense, and approximately $0.2 million of decreased other income.

Six months ended June 30, 2008 compared with six months ended June 30, 2007.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the six months ended June 30, 2008 were $529.5 million compared to $497.7 million for the first six months of the prior year, an increase of 6.4%. Our consolidated gross profit increased to $119.5 million during the first six months of 2008 compared to $118.1 million in the prior year period, an increase of 1.2%. Consolidated gross profit as a percentage of revenue was 22.6% during the first six months of 2008 compared to 23.7% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $53.1 million during the first six months of 2008 compared to $48.3 million during the prior year period, an increase of $4.9 million or 10.1%. This increase was primarily due to our overall growth and included approximately

$4.4 million of increased salary, incentives, benefits, contract labor costs, and other associated employee expenses, approximately $0.6 million of increased professional fees and insurance costs, and approximately $0.7 million in increased other general expenses. These increases were partially offset by approximately $0.5 million of decreased bad debt expense, and approximately $0.4 million of decreased office expenses. General and administrative expenses as a percentage of revenue were 10.0% during the first six months of 2008 compared to 9.7% during the prior year period.

Other Income and Expense – Other income and expense was $0.8 million of expense during the first six months of 2008 compared to $4.0 million of income during the first six months of 2007, primarily due to approximately $3.3 million of decreased gains on sales of assets in the current year period and approximately $2.0 million of decreased other income, primarily due to a legal settlement gain recorded in the prior year period. Such decreases were partially offset by approximately $0.5 million of increased equity from earnings of unconsolidated joint ventures.

Interest Expense and Income Taxes – Net interest expense increased from $8.2 million during the prior year six month period to $8.7 million during the first six months of 2008, despite lower interest rates on the outstanding revolving credit facility and increased capitalized interest, due to increased borrowings of long-term debt which were used to fund our acquisitions and capital expenditure requirements since the beginning of 2007. Interest expense is expected to remain high in future periods as additional borrowings are used to fund our capital expenditure plans. Our provision for income taxes during the first six months of 2008 decreased to $19.3 million compared to $23.1 million during the prior year period, primarily due to decreased earnings.

Net Income – Income before discontinued operations was $37.5 million during the first six months of 2008 compared to $42.5 million in the prior year period, a decrease of $5.0 million. Income per diluted share before discontinued operations was $0.50 on 75,608,226 average diluted shares outstanding during the first six months of 2008 compared to $0.56 on 75,750,515 average diluted shares outstanding in the prior year.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $1.4 million during the first six months of 2008 compared to $1.0 million of net income from discontinued operations during the first six months of 2007.

Net income was $36.1 million during the first six months of 2008 compared to $43.5 million in the prior year period, a decrease of $7.4 million. Net income per diluted share was $0.48 on 75,608,226 average diluted shares outstanding during the first six months of 2008 compared to $0.57 on 75,750,515 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues increased $9.9 million to $163.7 million during the first six months of 2008 compared to $153.8 million during the first six months of 2007, a 6.4% increase. This increase was primarily due to $10.6 million of increased service revenues, due to increased domestic onshore service activity, as well as the April 2007 acquisition of the assets and operations of a company providing fluids transfer and related services in support of high pressure fracturing processes. This acquisition expanded the Division’s completion services operations, allowing it to provide such services to customers in the Arkansas, TexOma, and ArkLaTex regions. The Division’s overall product sales revenues decreased slightly by $0.6 million, as $10.4 million of increased European manufactured products sales was largely offset by decreased sales volumes for brine products and domestic manufactured products.

Our Fluids Division gross profit increased to $35.7 million during the first six months of 2008, compared to $31.8 million during the prior year period, an increase of $3.9 million or 12.2%. Gross profit as a percentage of revenue increased to 21.8% during the current year period compared to 20.7% during the prior year period. This increase was primarily due to the gross profit on the increased service activity discussed above, partially offset by increased costs of certain products. Although a favorable long-term supply for certain of the Division’s raw material needs has been secured, the Division continues to reflect lower gross margins as it sells its remaining higher cost inventory.

Fluids Division income before taxes during the first six months of 2008 totaled $22.4 million compared to $18.2 million in the corresponding prior year period, an increase of $4.2 million or 23.1%. This increase was generated by the $3.9 million increase in gross profit discussed above, plus approximately $0.9 million of decreased administrative expenses, partially offset by approximately $0.6 million of decreased other income, primarily from decreased foreign currency gains.

WA&D Division – Our WA&D Division revenues decreased from $262.8 million during the first six months of 2007 to $257.9 million during the current year period, a decrease of $4.9 million or 1.9%. WA&D Division gross profit during the first six months of 2008 totaled $43.8 million compared to $55.5 million during the prior year six month period, a decrease of $11.6 million or 21.0%. WA&D Division income before taxes was $32.9 million during the first six months of 2008 compared to $47.3 million during the prior year period, a decrease of $14.4 million or 30.4%.

The Division’s WA&D Services operations revenues decreased to $130.9 million during the first six months of 2008 compared to $175.0 million in the prior year period, a decrease of $44.2 million or approximately 25.2%. This decrease was due to the Division’s decreased heavy lift capacity compared to the prior year period, as the WA&D Services segment had two additional leased vessels operating during a portion of the prior year period. This decrease was partially offset by increased offshore abandonment activity during the first six months of 2008, despite interruptions during a portion of the current year period due to poor weather conditions and high seas, which resulted in a significant portion of the Division’s planned work being postponed. The Division aims to capitalize on the current demand for well abandonment and decommissioning activity in the Gulf of Mexico, including the remaining work to be performed over the next several years on offshore properties which were damaged or destroyed in 2005 by Hurricanes Rita and Katrina.

The WA&D Services segment of the Division reported gross profit of $16.0 million during the first six months of 2008, a $15.1 million decrease from the first six months of 2007. The WA&D Services segment’s gross profit as a percentage of revenues was 12.2% during the first six months of 2008 compared to 17.8% during the prior year period. A portion of this decrease in gross profit was due to the decreased heavy lift capacity discussed above. In addition, the poor weather conditions, which resulted in a postponement of several projects particularly during the first quarter, also contributed to reduced profitability for the offshore projects that were performed during the period, resulting in decreased overall segment gross profit. In addition, during the first quarter, the Division’s Epic Diving & Marine operation incurred certain repair expenses related to one of its dive support vessels. It is anticipated that the segment’s gross profit margin will continue to improve during the third quarter of 2008, as the segment has historically incurred the greatest weather risks associated with offshore operations during the first and fourth quarters.

WA&D Services segment income before taxes decreased from $23.7 million during the first six months of 2007 to $7.4 million during the current year period, a decrease of $16.3 million or 68.6%. This decrease was due to the $15.1 million decrease in gross profit described above, plus approximately $1.6 million of decreased other income, primarily due to a $1.2 million legal settlement which was recorded during the prior year period. Partially offsetting these decreases was approximately $0.4 million of decreased administrative expenses during the current year period.

The Division’s Maritech operations reported revenues of $133.0 million during the first six months of 2008 compared to $100.7 million during the prior year period, an increase of $32.3 million, or 32.1%. Revenues increased by approximately $19.4 million as a result of increased realized commodity prices. Maritech reflected average realized oil and natural gas prices during the first six months of 2008 of $81.03/barrel and $9.24/Mcf, respectively. Maritech has hedged a portion of its expected future production levels by entering into additional derivative hedge contracts, with certain contracts extending through 2010. In addition, increased production volumes generated increased revenues of approximately $12.6 million due to increased gas production as a result of successful exploitation and development activities and from the recent acquisitions of properties during December 2007 and January 2008. During the fiscal year 2007, Maritech expended approximately $178.4 million on acquisition and development activities, and expended approximately $60.9 million during the first half of 2008, and such activity is anticipated to continue during the remainder of 2008. In addition, Maritech reported $0.3 million of increased processing revenue during the current year six month period.

As a result of the increase in realized oil and gas prices and production volumes, Maritech reported a $6.8 million increase in gross profit during the first six months of 2008, reporting $27.3 million during the current year period compared to $20.5 million during the first six months of 2007, an increase of 33.3%. However, Maritech’s gross profit as a percentage of revenues only slightly increased during the first six months of 2008 to 20.5% from 20.4% during the prior year period. The impact of Maritech’s increased production volumes were more than offset by approximately $21.5 million of increased operating expenses, including $16.3 million of increased depreciation, depletion, and amortization costs and $2.1 million of increased dry hole costs.

The Division’s Maritech operations reported income before taxes of $24.9 million during the first six months of 2008 compared to $19.7 million during the prior year period, an increase of $5.3 million or 26.7%. This increase was due to the $6.8 million increase in gross profit discussed above, and $0.7 million of decreased administrative costs during the current year period, partially offset by $2.2 million of decreased other income due to gains on sales of properties recorded in the prior year period.

Production Enhancement Division – Production Enhancement Division revenues increased from $81.3 million during the first six months of 2007 to $108.1 million during the current year six month period, an increase of $26.8 million. This 33.0% increase was primarily due to $19.1 million of increased revenues from the Division’s production testing operations, primarily as a result of increased Latin American activity, and increased demand domestically. Compressco revenues increased by approximately $7.6 million compared to the prior year period, due to its overall growth domestically, as well as in Mexico. The Division continues to add to its service equipment fleet to meet the growing demand for its products and services.

Production Enhancement Division gross profit increased from $31.4 million during the first six months of 2007 to $41.2 million during the first six months of 2008, an increase of $9.8 million or 31.2%. Gross profit as a percentage of revenues decreased slightly, however, from 38.6% during the first six months of 2007 to 38.1% during the current year period, primarily due to increased operating expenses for the Division’s Compressco operations.

Income before taxes for the Production Enhancement Division increased 37.1%, from $23.6 million during the prior year six month period to $32.4 million during the first six months of 2008, an increase of $8.8 million. This increase was primarily due to the $9.8 million of increased gross profit discussed above, and $0.6 million of increased other income, partially offset by approximately $1.6 million of increased administrative costs.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $23.5 million during the first six months of 2007 to $30.9 million during the first six months of 2008, primarily due to increased administrative expense. Corporate administrative costs increased approximately $5.3 million due to approximately $4.9 million of increased salaries, incentives, contract labor, and other general employee expenses, and approximately $0.5 million of increased insurance expense, partially offset by approximately $0.1 million of decreased general expenses. Corporate interest expense increased by approximately $0.5 million during the first six months 2008 due to the increased outstanding balance of long-term debt, which was used to fund the acquisitions and capital expenditure activities since the beginning of 2007. In addition, during the current year period, we reflected approximately $0.7 million of increased depreciation expense, and approximately $1.0 million of increased other expenses, primarily due to losses associated with commodity derivative ineffectiveness.

Liquidity and Capital Resources

We continue to execute a growth strategy that further expands our operations through a significant internal capital expenditure program, strategic acquisitions, and the establishment of operations in additional niche oil and gas service markets, both domestically and internationally. Our most significant capital expenditure projects currently include the construction of a new calcium chloride production facility in Arkansas and a new headquarters office building. We expect to fund much of our ongoing capital expenditure activity through operating cash flows and our long-term borrowing capacity. We also continue to consider suitable acquisitions, which are expected to be funded through available borrowing capacity or the issuance of new debt or equity. Operating cash flows in excess of our capital expenditure and other investing requirements are expected to be used principally to reduce the outstanding balance under our credit facility, which is scheduled to mature in 2011.

 Operating Activities – Cash flow generated by operating activities totaled approximately $114.1 million during the first six months of 2008 compared to approximately $95.4 million during the prior year period, as the increased depreciation and other non-cash charges during the current year more than offset the cash flow impact of decreased earnings and the net change in working capital items. Future operating cash flow for many of our businesses is largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. We expect that the current high demand for many of our products and services will continue during the remainder of 2008 and beyond. The operating cash flow impact from this continued high demand is expected to be limited or partially offset, however, by the increased product, operating, debt service, and administrative costs required to deliver our products and services and our equipment and personnel capacity constraints.

Future operating cash flow will also be affected by the prices received for Maritech’s oil and natural gas production. Maritech’s oil and natural gas production volumes are generating increased operating cash flow as a result of current oil and natural gas commodity pricing, which, prior to the impact of hedge transactions, averaged $126.10/barrel and $11.60/MMBtu, respectively, during the second quarter of 2008. Maritech has entered into numerous oil and natural gas derivative transactions, some of which extend through 2010, that are designated to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating market prices of oil and natural gas. Maritech’s hedge derivatives for the remainder of 2008 consist of oil and natural gas swap transactions with a weighted average swap price of $66.92/barrel and $9.06/MMBtu, respectively. As a result, a portion of Maritech’s production cash flows are currently utilized to fund the monthly settlements pursuant to these hedge derivatives. As of June 30, 2008, we reflect derivative settlement liabilities of $206.3 million, of which $132.8 million is included in current liabilities in the accompanying consolidated balance sheet. These derivative liabilities are measured at their fair value as of June 30, 2008, using forward pricing data from published sources over the remaining derivative contract term. Accordingly, the fair value of these liabilities will continue be affected by changes in these forward prices in the future. These derivative liabilities will be settled using a portion of the operating cash flows generated by Maritech’s future production.

Future operating cash flow will also be affected by the amount and timing of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and natural gas properties, including the well intervention work to be performed on certain destroyed offshore platforms. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of June 30, 2008 totals $219.3 million ($246.7 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, generally shortly after the end of each property’s productive life. The amount and timing of these cash outflows is estimated based on expected costs, as well as the timing of future oil and gas production and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing commodity prices, revisions of reserve estimates, and other factors. Maritech’s decommissioning liability is net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of June 30, 2008, Maritech’s total undiscounted decommissioning obligation is approximately $297.7 million and consists of Maritech’s liability of $246.7 million plus approximately $51.0 million, which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During 2008, we plan to expend over $300 million of capital expenditures, approximately $131.9 million of which was expended during the first six months of 2008. The significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses, and certain of these expenditures may be postponed or cancelled as conditions change. Significant capital projects planned during 2008 include the continuing development of our El

Dorado, Arkansas calcium chloride production facility, which, when completed in late 2009, is expected to cost approximately $103 million. Also, work is continuing on the construction of our new corporate headquarters building located in The Woodlands, Texas, which is expected to cost approximately $40 million, and should be completed by March 2009. In addition, we plan to continue with the acquisition and development of Maritech oil and gas properties. The December 2007 acquisition of certain properties from Cimarex Energy (the Cimarex Properties) provides Maritech with a significant portfolio of development prospects, which it intends to exploit in the coming years. Finally, our growth strategy also includes the continuing pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent we consummate a significant transaction, our liquidity position will be affected. We expect to fund our 2008 capital expenditure activity through cash flows from operations and our bank credit facility. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity.

Cash capital expenditures of approximately $131.9 million during the first six months of 2008 included approximately $67.2 million by the WA&D Division. Approximately $60.9 million was expended by the Division’s Maritech subsidiary primarily related to acquisition and development expenditures on its offshore oil and gas properties, including $13.5 million for the acquisition of additional producing properties and $47.4 million primarily relating to development activities, including development activities on the recently acquired Cimarex Properties. In addition, the WA&D Division expended approximately $6.3 million on its WA&D Services operations, primarily for refurbishment costs on one of its dive support vessels. The Production Enhancement Division spent approximately $33.2 million, consisting of approximately $16.9 million for additional wellhead compression equipment, and approximately $16.3 million for production testing equipment fleet expansion. The Fluids Division reflected approximately $25.2 million of capital expenditures, primarily related to the Arkansas plant construction project during the period. Corporate capital expenditures were approximately $6.4 million and included the construction costs of our new headquarters building.

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

Financing Activities – To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. We have a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Restated Credit Facility). As of August 8, 2008, we had an outstanding balance of $75.8 million and $25.6 million in letters of credit against the $300 million revolving credit facility, leaving a net availability of $198.6 million.

The Restated Credit Facility, which matures in 2011, is unsecured and guaranteed by certain of our material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on one of our financial ratios. As of June 30, 2008, the average interest rate on the outstanding balance under the credit facility was 3.81%. We pay a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants, and includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with certain financial ratio covenants set forth in the Restated Credit Facility agreement. Significant deterioration of this ratio could result in a default under the Restated Credit Facility agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility prior to 2011. The Restated Credit Facility agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. We were in compliance with all covenants and conditions of our credit facility as of June 30, 2008. Our continuing ability to comply with these financial covenants centers largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

In April 2008, we issued and sold through a private placement, $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008 Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. A significant majority of the combined net proceeds from the sale of the Series 2008 Senior Notes was used to pay down a portion of the existing indebtedness under the bank revolving credit facility. The Series 2008-A Senior Notes bear interest at the fixed rate of 6.30% and mature on April 30, 2013. The Series 2008-B Senior Notes bear interest at the fixed rate of 6.56% and mature on April 30, 2015. Interest on the 2008 Senior Notes is due semiannually on April 30 and October 31 of each year. In September 2004, we issued and sold, through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million Euros (approximately $44.2 million equivalent at June 30, 2008) in aggregate principal amount of Series 2004-B Senior Notes pursuant to the Master Note Purchase Agreement dated September 2004, as supplemented. The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. In April 2006, we issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to our existing Master Note Purchase Agreement dated September 2004, as supplemented. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90% and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. The Series 2008 Senior Notes, together with the Series 2004-A Senior Notes, Series 2004-B Senior Notes, and Series 2006-A Senior Notes are collectively referred to as the Senior Notes.

Pursuant to each of the respective note purchase agreements, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of our wholly owned subsidiaries. The note purchase agreements contain customary covenants and restrictions, require us to maintain certain financial ratios and contain customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. We were in compliance with all covenants and conditions of our Senior Notes as of June 30, 2008. Upon the occurrence and during the continuation of an event of default under the note purchase agreements, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

Off Balance Sheet Arrangements – As of June 30, 2008, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On June 27, 2008, the Court appointed Fulton County Employees’ Retirement System as lead plaintiff for the consolidated actions.

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class actions, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The petitions seek disgorgement, costs, expenses and unspecified equitable relief.

At this stage, it is impossible to predict the outcome of these proceedings or their impact upon us. We currently believe that the allegations made in the federal complaints and state petitions are without merit, and we intend to seek dismissal of and vigorously defend against these actions. While a successful outcome cannot be guaranteed, we do not reasonably expect these lawsuits to have a material adverse effect.

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

In October 2005, one of our drilling rig barges was damaged by a fire, and a claim was submitted to our insurers. The drilling rig barge was repaired during 2006 for a cost of approximately $8.4 million. In February 2007, we received a notice from our insurance underwriters, stating that they considered that approximately $3.7 million of this claim was not covered under the applicable policy. Net of amounts of insurance reimbursements received and costs that were charged to expense during 2007, we reflected a remaining claim receivable of $4.3 million. In late April 2008, following numerous discussions with the underwriters and brokers associated with this policy, we reached an agreement whereby in May 2008, we received approximately $4.1 million related to the settlement of this claim receivable, and charged the $0.2 million of unreimbursed repair costs to earnings.

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. We have reviewed estimated remediation costs prepared by our independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon our review and discussions with our third party consultants, we established a reserve for such remediation costs. As of June 30, 2008, and following the performance of certain remediation activities at the site, the amount of the reserve for these remediation costs, included in current liabilities in the accompanying consolidated balance sheet, is approximately $0.5 million. The reserve will be further adjusted as information develops or conditions change.

We have not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies

In March 2006, we acquired Beacon Resources, LLC (Beacon), a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date, through March 2009. We currently anticipate that a payment will be required pursuant to this contingent consideration provision of the agreement, since as of June 30, 2008, the amount of Beacon’s pretax results of operations (as defined in the agreement) to date since the acquisition is now in excess of the minimum amount required to generate a payment. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability and added to goodwill as it becomes fixed and determinable at the end of the three year period.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, other results of operations, and other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical.

Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2007, and set forth from time to time in our filings with the Securities and Exchange Commission.

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

The table below reflects a summary of the cash flow hedging swap contracts outstanding as of June 30, 2008:

	Aggregate	Weighted Average
Commodity Contracts	Daily Volume	Contract Price	Contract Year

June 30, 2008

Oil swaps	3,500 barrels/day	$66.92/barrel	2008
Oil swaps	2,500 barrels/day	$68.864/barrel	2009
Oil swaps	2,000 barrels/day	$104.125/barrel	2010

Natural gas swaps	35,000 MMBtu/day	$9.0615/MMBtu	2008
Natural gas swaps	25,000 MMBtu/day	$8.967/MMBtu	2009
Natural gas swaps	10,000 MMBtu/day	$10.265/MMBtu	2010

Each oil and gas swap contract uses NYMEX WTI (West Texas Intermediate) oil price and the NYMEX Henry Hub natural gas price as the referenced price, respectively. The fair value of our oil swap liabilities at June 30, 2008 was $140,845,000. The fair value of our natural gas swap liabilities at June 30, 2008 was $65,433,000. The portion of these market values associated with the subsequent twelve months swap contracts is reflected as a current liability, and the portion related to later periods is reflected as a long-term liability. A $1 per barrel increase or decrease in the future price of oil would result in the market value of the combined oil derivative liability changing by $2,834,000. A $0.10 per MMBtu increase or decrease in the future price of natural gas would result in the market value of the derivative liability changing by $2,207,000.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information regarding litigation matters described in the Notes to Consolidated Financial Statements, Note I – Commitments and Contingencies, Litigation, and included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)

Apr 1 - Apr 30, 2008	-		$-	-	$14,327,000

May 1 - May 31, 2008	6,401	(2)	$20.69	-	$14,327,000

June 1 - June 30, 2008	-		$-	-	$14,327,000

Total	6,401			-	$14,327,000

(1) In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.
(2) Shares were received in connection with the vesting of certain employee restricted stock awards. These shares were not acquired pursuant to the stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 9, 2008, we held our annual meeting of stockholders, at which our stockholders voted on the following proposals:

Proposal 1: Election of Directors

The following individuals were nominated and elected as Directors:

	Votes For	Votes Withheld
Paul D. Coombs	58,755,741	5,068,770
Ralph S. Cunningham	47,229,167	16,615,344
Tom H. Delimitros	60,382,915	3,461,596
Geoffrey M. Hertel	60,154,220	3,690,291
Allen T. McInnes	31,209,225	32,635,286
Kenneth P. Mitchell	58,680,645	5,163,866
William D. Sullivan	61,930,526	1,913,985
Kenneth E. White, Jr.	60,836,687	3,007,824

Proposal 2: Ratification and approval of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2008.

Votes For	Votes Against	Votes Abstained
62,121,627	1,658,149	64,734

Proposal 3: Adoption to amend and restate the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.

Votes For	Votes Against	Votes Abstained
48,793,732	8,631,042	732,634

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1
Note Purchase Agreement, dated April 30, 2008, by and among TETRA Technologies, Inc. and The Prudential Insurance Company of America, Physicians Mutual Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, The Guardian Insurance & Annuity Company, Inc., Massachusetts Mutual Life Insurance Company, Hakone Fund II LLC, C.M. Life Insurance Company,  Pacific Life Insurance Company, United of Omaha Life Insurance Company, Companion Life Insurance Company, United World Life Insurance Company, Country Life Insurance Company, The Ohio National Life Insurance Company and Ohio National Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).

4.2	Form of 6.30% Senior Notes, Series 2008-A, due April 30, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).
4.3	Form of 6.56% Senior Notes, Series 2008-B, due April 30, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).
4.4
Subsidiary Guaranty dated April 30, 2008, executed by Beacon Resources, LLC, Compressco Field Services, Inc., EPIC Diving and Marine Services, LLC, Maritech Resources, Inc., TETRA Applied Technologies, LLC, TETRA International Incorporated, TETRA Process Services, L.C., TETRA Production Testing Services, LLC, and Maritech Timbalier Bay, LP, for the benefit of the holders of the Notes (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).

4.5
TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

4.6
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

4.7
Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

4.8
Form of Employee Restricted Stock Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

4.9
Form of Non-Employee Director Restricted Stock Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TETRA Technologies, Inc.

Date: August 11, 2008	By:	/s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: August 11, 2008	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: August 11, 2008	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

4.1
Note Purchase Agreement, dated April 30, 2008, by and among TETRA Technologies, Inc. and The Prudential Insurance Company of America, Physicians Mutual Insurance Company, The Lincoln National Life Insurance Company, The Guardian Life Insurance Company of America, The Guardian Insurance & Annuity Company, Inc., Massachusetts Mutual Life Insurance Company, Hakone Fund II LLC, C.M. Life Insurance Company,  Pacific Life Insurance Company, United of Omaha Life Insurance Company, Companion Life Insurance Company, United World Life Insurance Company, Country Life Insurance Company, The Ohio National Life Insurance Company and Ohio National Life Assurance Corporation (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).

4.2	Form of 6.30% Senior Notes, Series 2008-A, due April 30, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).
4.3	Form of 6.56% Senior Notes, Series 2008-B, due April 30, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).
4.4
Subsidiary Guaranty dated April 30, 2008, executed by Beacon Resources, LLC, Compressco Field Services, Inc., EPIC Diving and Marine Services, LLC, Maritech Resources, Inc., TETRA Applied Technologies, LLC, TETRA International Incorporated, TETRA Process Services, L.C., TETRA Production Testing Services, LLC, and Maritech Timbalier Bay, LP, for the benefit of the holders of the Notes (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).

4.5
TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

4.6
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

4.7
Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

4.8
Form of Employee Restricted Stock Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

4.9
Form of Non-Employee Director Restricted Stock Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed with this report.
** Furnished with this report.