Form 10-Q
period 2008-09-30
TETRA TECHNOLOGIES INC
filed 2008-11-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 1, 2008, there were 75,024,424 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.
TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Product sales	$103,801	$106,084	$373,796	$344,715
Services and rentals	145,298	132,774	404,848	391,793
Total revenues	249,099	238,858	778,644	736,508

Cost of revenues:
Cost of product sales	60,230	65,784	214,448	212,992
Cost of services and rentals	94,768	96,967	266,822	271,074
Depreciation, depletion, amortization
and accretion	50,393	40,457	134,192	98,722
Total cost of revenues	205,391	203,208	615,462	582,788
Gross profit	43,708	35,650	163,182	153,720

General and administrative expense	25,641	26,138	78,762	74,397
Operating income	18,067	9,512	84,420	79,323

Interest expense, net	4,217	4,305	12,966	12,514
Other (income) expense, net	(5,316)	857	(4,547)	(3,166)
Income before taxes and discontinued
operations	19,166	4,350	76,001	69,975
Provision for income taxes	7,048	1,304	26,372	24,417
Income before discontinued operations	12,118	3,046	49,629	45,558
Income (loss) from discontinued
operations, net of taxes	(461)	816	(1,868)	1,836

Net income	$11,657	$3,862	$47,761	$47,394

Basic net income per common share:
Income before discontinued operations	$0.16	$0.04	$0.67	$0.62
Income (loss) from discontinued
operations	(0.01)	0.01	(0.03)	0.03
Net income	$0.15	$0.05	$0.64	$0.65

Average shares outstanding	74,613	73,969	74,388	73,401

Diluted net income per common share:
Income before discontinued operations	$0.16	$0.04	$0.65	$0.60
Income (loss) from discontinued
operations	(0.01)	0.01	(0.02)	0.02
Net income	$0.15	$0.05	$0.63	$0.62

Average diluted shares outstanding	76,316	76,351	75,874	75,957

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2008	December 31, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$21,937	$21,833
Restricted cash	4,277	4,218
Trade accounts receivable, net of allowances for doubtful
accounts of $1,693 in 2008 and $1,293 in 2007	204,589	215,284
Inventories	124,997	118,502
Deferred tax assets	27,052	26,247
Derivative assets	10,252	1,299
Prepaid expenses and other current assets	28,284	32,066
Assets of discontinued operations	537	4,042
Total current assets	421,925	423,491

Property, plant and equipment
Land and building	23,035	21,359
Machinery and equipment	448,793	404,647
Automobiles and trucks	43,895	37,483
Chemical plants	46,425	46,267
Oil and gas producing assets (successful efforts method)	675,692	564,493
Construction in progress	81,739	19,595
	1,319,579	1,093,844
Less accumulated depreciation and depletion	(514,310)	(397,453)
Net property, plant and equipment	805,269	696,391

Other assets:
Goodwill	130,039	130,335
Patents, trademarks and other intangible assets, net of
accumulated amortization of $14,688 in 2008 and $14,489 in 2007	17,133	19,884
Other assets	36,166	25,435
Total other assets	183,338	175,654
	$1,410,532	$1,295,536

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2008	December 31, 2007
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)
Current liabilities:
Trade accounts payable	$73,115	$108,101
Accrued liabilities	75,956	63,609
Decommissioning liabilities	51,094	37,400
Derivative liabilities	36,848	32,516
Liabilities of discontinued operations	138	424
Total current liabilities	237,151	242,050

Long-term debt, net	380,572	358,024
Deferred income taxes	65,958	46,263
Decommissioning and other asset retirement obligations, net	187,914	162,106
Derivative liabilities	7,839	20,853
Other liabilities	12,947	18,321
	655,230	605,567

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 76,584,172 shares issued at September 30, 2008
and 75,921,727 shares issued at December 31, 2007	766	759
Additional paid-in capital	183,994	174,738
Treasury stock, at cost; 1,563,210 shares held at September 30,
2008 and 1,550,962 shares held at December 31, 2007	(8,838)	(8,405)
Accumulated other comprehensive income (loss)	(12,358)	(25,999)
Retained earnings	354,587	306,826
Total stockholders' equity	518,151	447,919
	$1,410,532	$1,295,536

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2008	2007

Operating activities:
Net income	$47,761	$47,394
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, accretion and amortization	118,113	91,589
Impairments of oil and gas properties and other long-lived assets	9,952	5,433
Dry hole costs	6,127	1,699
Provision for deferred income taxes	10,284	4,595
Stock compensation expense	4,190	3,313
Other non-cash charges and credits	5,047	7,151
Gain on sale of property, plant and equipment, net	(3,412)	(3,146)
Excess tax benefit from exercise of stock options	(1,598)	(12,850)
Equity in earnings of unconsolidated subsidiary	(356)	(693)
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	24,643	(7,011)
Inventories	(6,837)	993
Prepaid expenses and other current assets	(4,408)	(4,220)
Trade accounts payable and accrued expenses	(15,699)	37,932
Decommissioning liabilities	(15,519)	(28,557)
Operating activities of discontinued operations	3,216	288
Other	(1,762)	307
Net cash provided by operating activities	179,742	144,217

Investing activities:
Purchases of property, plant and equipment	(204,916)	(159,431)
Business combinations, net of cash acquired	-	(14,506)
Proceeds from sale of property, plant and equipment	180	2,781
Change in restricted cash	(59)	(19)
Other investing activities	(1,937)	1,030
Investing activities of discontinued operations	-	327
Net cash used in investing activities	(206,732)	(169,818)

Financing activities:
Proceeds from long-term debt obligations	151,450	34,079
Principal payments on long-term debt obligations	(127,928)	(38,087)
Proceeds from exercise of stock options	3,045	11,520
Excess tax benefit from exercise of stock options	1,598	12,850
Net cash provided by financing activities	28,165	20,362
Effect of exchange rate changes on cash	(1,071)	961

Increase (decrease) in cash and cash equivalents	104	(4,278)
Cash and cash equivalents at beginning of period	21,833	5,535
Cash and cash equivalents at end of period	$21,937	$1,257

Supplemental cash flow information:
Interest paid	$12,036	$13,250
Income taxes paid	9,192	10,485

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of
decommissioning liabilities	$22,236	$-

Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	21,150	8,483

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

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash reflected on our balance sheets as of September 30, 2008 includes approximately $3.6 million of funds held in escrow that are associated with the 2007 sale of our process services operation, which will be available to us later during 2008, assuming no breach in the terms of the sales contract affecting the allocation of such restricted funds is identified by the buyer. In addition, restricted cash as of September 30, 2008 includes funds related to a third party’s proportionate obligation in the plugging and abandonment of a particular oil and gas property operated by our Maritech Resources, Inc. subsidiary (Maritech). This cash will remain restricted until such time as the associated plugging and abandonment project is completed, which we expect to occur during the next twelve months.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Number of weighted average common
shares outstanding	74,613,233	73,968,544	74,388,369	73,400,784
Assumed exercise of stock options	1,702,724	2,382,521	1,485,660	2,556,653

Average diluted shares outstanding	76,315,957	76,351,065	75,874,029	75,957,437

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2008, we used the average market price of our common stock of $18.47. For the three months ended September 30, 2008 and 2007, the calculations of the average diluted shares outstanding excludes the impact of 2,147,118 and 575,816 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the nine months ended September 30, 2008 and 2007, the calculations of the average diluted shares outstanding excludes the impact of 1,738,552 and 558,602 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Hurricane Repair Costs and Recoveries

We incurred significant damage to certain of our onshore and offshore operating equipment and facilities as a result of Hurricanes Gustav and Ike during the third quarter of 2008. The damage primarily affected our Maritech subsidiary, which suffered varying levels of damage to the majority of its offshore oil and gas producing platforms, and three platforms were toppled and destroyed. Maritech is the operator for two of the destroyed platforms, and owns a 10% working interest in the third platform, which is operated by a third party. In addition, certain of our fluids facilities also suffered damage. A majority of our damaged onshore facilities and equipment and offshore platforms are currently being repaired, and we estimate that our share of the repairs of these assets will cost from $24 to $28 million to be incurred over the next several months. With regard to the destroyed offshore platforms, however, the full assessment of the extent of the damage will take several months and we currently estimate that our share of the required well intervention and removal of debris efforts could cost from $32 to $42 million, to be incurred over the next several years. In addition, we are currently considering reconstructing the destroyed platforms and redrilling certain of the associated wells, which would result in significant additional cost, which we believe is covered pursuant to our insurance policies.

We maintain customary insurance protection which we believe will cover a majority of the damages incurred as well as the expected cost to reconstruct the destroyed platforms and redrill the associated wells. Such insurance coverage is subject to certain coverage limits, however, and it is possible we could exceed these coverage limits. In addition, the relevant insurance policies provide for deductibles up to $5 million per hurricane. Repair costs up to the amount of deductibles are charged to earnings as they are incurred. We do not expect that the Maritech repair costs associated with Hurricane Gustav will exceed this deductible. With regard to repair costs incurred which we believe are covered under our various insurance policies, we recognize anticipated insurance recoveries when collection is deemed probable. Any recognition of anticipated insurance recoveries is used to offset the original charge to which the insurance relates. The amount of anticipated insurance recoveries is included either in accounts receivable, or as a reduction of Maritech’s decommissioning liabilities in the accompanying consolidated balance sheets. As of September 30, 2008, as a result of the estimated future well intervention and debris removal work to be performed as a result of hurricanes, we increased Maritech’s decommissioning liabilities by approximately $11.7 million. As discussed further in Note I Commitments and Contingencies, Insurance Contingencies, Maritech incurred well intervention costs related to hurricane damage suffered in 2005, and certain of those costs have not yet been reimbursed by its insurers. We have reviewed the types of estimated well intervention costs to be incurred related to the current year hurricanes. Despite our belief that substantially all of these costs will be covered under our current insurance policies, any costs that are similar to the costs that have not yet been reimbursed following the 2005 storms are excluded from anticipated insurance recoveries.

Impairment of Long-Lived Assets

During the third quarter of 2008, our Maritech subsidiary recorded approximately $8.6 million of impairments of certain oil and gas properties in accordance with the successful efforts method of accounting. These impairments were caused by increased well intervention and decommissioning work expected following the September 2008 hurricanes, changes in development plans, as well as decreased oil and natural gas prices and expected future production cash flows. In addition, during the third quarter of 2008, our WA&D Services segment recorded approximately $1.4 million of impairments of certain well abandonment assets.

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

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and natural gas production cash flows. For these fair value measurements, we compare forward oil and natural gas pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. A summary of these fair value measurements as of September 30, 2008, using the fair value hierarchy as prescribed by SFAS No. 157, is as follows:

		Fair Value Measurements as of September 30, 2008 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas
swap contracts	$17,555	$-	$17,555	$-
Liability for oil swap contracts	(44,688)	-	(44,688)	-
Total	$(27,133)

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) published SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after November 1, 2008. We anticipate that the issuance of SFAS No. 161 will not have a significant impact on our financial position or results of operations.

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

	Three Months Ended September 30,
	2008	2007
	(In Thousands)

Revenues
Process services operations	$-	$4,223
Venezuelan fluids and testing operations	-	38
	$-	$4,261

Income (loss), net of taxes
Process services operations, net of taxes of
$(11) and $468, respectively	$(22)	$760
Venezuelan fluids and testing operations, net of
taxes of $0 and $48, respectively	(395)	56
Other discontinued operations	(44)	-
	$(461)	$816

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)

Revenues
Process services operations	$-	$12,365
Venezuelan fluids and testing operations	-	608
	$-	$12,973

Income (loss), net of taxes
Process services operations, net of taxes of
$(134) and $1,055, respectively	$(250)	$1,687
Venezuelan fluids and testing operations, net of
taxes of $1 and $152, respectively	(1,420)	149
Other discontinued operations	(198)	-
	$(1,868)	$1,836

Assets and liabilities of discontinued operations consist of the following as of September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In Thousands)

Current assets:
Process services	$65	$705
Venezuelan fluids and testing	359	3,146
	424	3,851
Property, plant and equipment, net:
Process services	-	-
Venezuelan fluids and testing	45	48
	45	48
Other long-term assets:
Process services	-	-
Venezuelan fluids and testing	68	143
	68	143
Total assets:
Process services	65	705
Venezuelan fluids and testing	472	3,337
	$537	$4,042

Current liabilities:
Process services	$5	$223
Venezuelan fluids and testing	133	201
	$138	$424

NOTE C – ACQUISITIONS AND DISPOSITIONS

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

During the third quarter of 2008, Maritech sold certain oil and gas properties and assets in which the buyers assumed an aggregate of approximately $4.7 million of Maritech’s associated decommissioning liabilities. Maritech paid total net cash of approximately $0.2 million in these transactions and recognized gains totaling approximately $4.5 million. The amount of oil and gas reserve volumes associated with the sold properties was immaterial.

NOTE D – OIL AND GAS OPERATIONS

Our Maritech subsidiary participated in an exploratory well that commenced drilling during the second quarter of 2008. In July 2008, the operator of the well determined that the well was unproductive and would be plugged and abandoned. During the nine months ended September 30, 2008, we have charged to earnings approximately $6.1 million of the dry hole costs related to Maritech’s 30% working interest in this well.

NOTE E – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30,	December 31,
		2008	2007
		(In Thousands)
	Scheduled
	Maturity

Bank revolving line of credit facility	June 26, 2011	$70,114	$171,783
5.07% Senior Notes, Series 2004-A	September 30, 2011	55,000	55,000
4.79% Senior Notes, Series 2004-B	September 30, 2011	40,458	41,241
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	-
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	-
European Credit Facility		-	-
		380,572	358,024
Less current portion		-	-

Total long-term debt		$380,572	$358,024

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

The changes in total asset retirement obligations during the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,
	2008	2007
	(In Thousands)

Beginning balance for the period, as reported	$223,397	$122,181

Activity in the period:
Accretion of liability	2,171	1,666
Retirement obligations incurred	-	2,445
Revisions in estimated cash flows	23,412	10,590
Settlement of retirement obligations	(9,972)	(15,770)

Ending balance as of September 30	$239,008	$121,112

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)

Beginning balance for the period, as reported	$199,506	$138,340

Activity in the period:
Accretion of liability	6,292	5,439
Retirement obligations incurred	20,274	2,445
Revisions in estimated cash flows	30,553	13,872
Settlement of retirement obligations	(17,617)	(38,984)

Ending balance as of September 30	$239,008	$121,112

As of September 30, 2008, approximately $51.1 million of the decommissioning and asset retirement obligation is related to well abandonment and decommissioning costs to be incurred over the next twelve month period and is included in current liabilities in the accompanying consolidated balance sheet.

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

We generally believe that our swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”), in managing the volatility of future cash flows associated with our oil and natural gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income (loss) and will be subsequently reclassified into product sales revenues over the term of the hedge contracts utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and natural gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately. The fair value of the asset for the outstanding cash flow hedge natural gas swap contracts at September 30, 2008 was approximately $17.6 million. The fair value of the liability for the outstanding cash flow hedge oil swap contracts at September 30, 2008 was approximately $44.7 million. Approximately $10.3 million and $36.8 million, respectively, of this asset and liability represent the portion associated with production to occur over the next twelve months and is included in current assets and liabilities in the accompanying consolidated balance sheets. The remaining portion is included in long-term assets or liabilities.

Due to the suspension of a portion of Maritech’s oil and gas production following Hurricane Ike in September 2008, certain of our oil and natural gas swap contracts associated with 2008 production no longer met the effectiveness requirements to be accounted for as hedges pursuant to SFAS No. 133. As a result, the portion of other comprehensive income associated with these contracts was credited to earnings during the third quarter of 2008. Also as a result of suspended Maritech production, certain qualifying hedge contracts reflected ineffectiveness during the third quarter of 2008. The net amount of cumulative losses remaining in other comprehensive income (loss), net of taxes, associated with remaining effective hedge contracts was $17.0 million as of September 30, 2008. This amount of other comprehensive income (loss) is included within stockholders’ equity. For the three month and nine month periods ended September 30, 2008, we recorded approximately $2.9 million and $2.0 million, respectively, related to the net gain for ineffective contracts or the ineffective portion of the change in the derivatives’ fair value related to the oil and natural gas swap contracts. We have reclassified such net gain within other (income) expense in the accompanying consolidated statements of operations.

Our long-term debt includes borrowings which are designated as a hedge of our net investment in our European calcium chloride operation. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At September 30, 2008, we had 35 million Euros (approximately $50.6 million) designated as a hedge of a net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $4.7 million, net of taxes, at September 30, 2008.

NOTE H – COMPREHENSIVE INCOME

Comprehensive income (loss) for the three and nine month periods ended September 30, 2008 and 2007 is as follows:

	Three Months Ended September 30,
	2008	2007
	(In Thousands)

Net income	$11,657	$3,862

Net change in derivative fair value, net of taxes of $49,575
and $(3,154), respectively	83,691	(5,323)
Reclassification of derivative fair value into earnings, net of
taxes of $13,190 and $(751), respectively	22,267	(1,268)
Foreign currency translation adjustment, net of taxes of
$(893) and $728, respectively	(5,015)	2,578

Comprehensive income (loss)	$112,600	$(151)

	Nine Months Ended September 30,
	2008	2007
	(In Thousands)

Net income	$47,761	$47,394

Net change in derivative fair value, net of taxes of $(11,360)
and $(8,138), respectively	(19,177)	(13,736)
Reclassification of derivative fair value into earnings, net of
taxes of $20,780 and $(5), respectively	35,081	(9)
Foreign currency translation adjustment, net of taxes of
$2 and $852, respectively	(2,267)	4,025

Comprehensive income	$61,398	$37,674

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

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action.

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class actions, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The petitions seek disgorgement, costs, expenses and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This case has been stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action.

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

Insurance Contingencies

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, during the fourth quarter of 2007, we filed a lawsuit against our insurers related to coverage for costs of well intervention work performed and to be performed on certain Maritech offshore platforms which were destroyed as a result of Hurricanes Katrina and Rita in 2005. As a result, primarily during the fourth quarter of 2007, we reversed $62.9 million of anticipated insurance recoveries which were previously included in estimating Maritech’s decommissioning liability, or were previously included in accounts receivable related to certain damage repair costs incurred, as the amount and timing of these future reimbursements from our insurance providers was indeterminable. As a result, we increased the decommissioning liability to $48.4 million for well intervention and debris removal work to be performed on these platforms, assuming no insurance reimbursements will be received. We continue to believe that these costs are covered costs pursuant to the policies. If we collect our reimbursement from our insurance providers, such reimbursements will be credited to operations in the period collected. In the event that our actual well intervention costs are more or less than the associated decommissioning liabilities, as adjusted, the difference may be reported in income in the period in which the work is performed.

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. We have reviewed estimated remediation costs prepared by our independent, third-party environmental engineering consultant, based on a detailed environmental study. Based upon our review and discussions with our third-party consultants, we established a reserve for such remediation costs. As of September 30, 2008, and following the performance of certain remediation activities at the site, the amount of the reserve for these remediation costs, included in current liabilities in the accompanying consolidated balance sheet, is approximately $0.1 million. The reserve will be further adjusted as information develops or conditions change.

We have not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies

In March 2006, we acquired Beacon Resources, LLC (Beacon), a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date, through March 2009. We currently anticipate that a payment will be required pursuant to this contingent consideration provision of the agreement, since as of September 30, 2008, the amount of Beacon’s pretax results of operations (as defined in the agreement) from the date of the acquisition is now in excess of the minimum amount required to generate a payment. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability and added to goodwill as it becomes fixed and determinable at the end of the three year period.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$49,751	$44,094	$179,837	$174,812
WA&D Division
WA&D Services	1,194	856	3,436	3,564
Maritech	51,352	56,941	183,701	157,305
Intersegment eliminations	-	-	-	-
Total WA&D Division	52,546	57,797	187,137	160,869
Production Enhancement Division	1,504	4,193	6,822	9,034
Consolidated	103,801	106,084	373,796	344,715

Services and rentals
Fluids Division	15,452	15,303	48,881	38,160
WA&D Division
WA&D Services	83,141	86,230	211,741	258,571
Maritech	535	224	1,167	544
Intersegment eliminations	(8,417)	(10,275)	(14,336)	(23,187)
Total WA&D Division	75,259	76,179	198,572	235,928
Production Enhancement Division	54,587	41,292	157,395	117,705
Consolidated	145,298	132,774	404,848	391,793

Intersegmented revenues
Fluids Division	196	1,272	331	1,475
WA&D Division
WA&D Services	6	-	42	-
Maritech	-	-	-	-
Intersegment eliminations	-	-	-	-
Total WA&D Division	6	-	42	-
Production Enhancement Division	9	59	23	109
Intersegment eliminations	(211)	(1,331)	(396)	(1,584)
Consolidated	-	-	-	-

Total revenues
Fluids Division	65,399	60,669	229,049	214,447
WA&D Division
WA&D Services	84,341	87,086	215,219	262,135
Maritech	51,887	57,165	184,868	157,849
Intersegment eliminations	(8,417)	(10,275)	(14,336)	(23,187)
Total WA&D Division	127,811	133,976	385,751	396,797
Production Enhancement Division	56,100	45,544	164,240	126,848
Intersegment eliminations	(211)	(1,331)	(396)	(1,584)
Consolidated	$249,099	$238,858	$778,644	$736,508

Income before taxes and discontinued operations
Fluids Division	$1,895		$319		$24,306		$18,531
WA&D Division
WA&D Services	9,793		2,743		17,237		26,459
Maritech	1,814		1,668		26,757		21,357
Intersegment eliminations	(243)		74		303		3,977
Total WA&D Division	11,364		4,485		44,297		51,793
Production Enhancement Division	16,166		13,539		48,565		37,171
Corporate overhead	(10,259	)(1)	(13,993	)(1)	(41,167	)(1)	(37,520	)(1)
Consolidated	$19,166		$4,350		$76,001		$69,975

	September 30,
	2008	2007
	(In Thousands)
Total assets
Fluids Division	$330,291	$283,784
WA&D Division
WA&D Services	243,819	283,089
Maritech	420,941	305,686
Intersegment eliminations	(1,816)	(4,366)
Total WA&D Division	662,944	584,409
Production Enhancement Division	309,241	256,153
Corporate overhead	108,056	58,058
Consolidated	$1,410,532	$1,182,404

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)

General and administrative expense	$8,194	$8,924	$28,089	$23,539
Depreciation and amortization	615	309	1,835	866
Interest expense	4,036	4,429	13,049	12,900
Other general corporate (income) expense, net	(2,586)	331	(1,806)	215
Total	$10,259	$13,993	$41,167	$37,520

(2) Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

While our results of operations during the current year period once again reflected increased revenues and profitability compared to the prior year period, several events occurred during the third quarter of 2008 which adversely affected our operations compared to the second quarter and which will present significant challenges to be faced during the coming years. The overall decline of the U.S. and worldwide economic environment which manifested during the quarter will have lasting implications that will affect each of our businesses. The current constrained credit markets have significantly limited the financing options available to the industry. While as of November 7, 2008 we have approximately $196.7 million remaining available borrowing capacity pursuant to our revolving line of credit facility, the availability of new debt or equity capital may now be severely limited. The secondary impact that the current financing environment will have on our customers within the industry is also uncertain. The resulting decreased industry spending which many analysts are expecting during the coming months could negatively impact the demand for certain of our products and services. Some of our businesses, however, could be minimally affected or benefit from the current environment. During the third quarter, and continuing subsequent to September 30, 2008, oil and natural gas commodity prices have dropped significantly, directly impacting our Maritech Resources, Inc. (Maritech) subsidiary, and further tightening the available cash flows of our oil and gas service customers. As a result of the above factors, our operating cash flows, which are a significant source of our liquidity, have begun to be negatively affected. Although our most significant capital expenditure projects are continuing toward their completion during 2009, the balance of our planned capital expenditure activity is being reviewed carefully in light of current financing constraints. Finally, we are also assessing the impact of the September 2008 hurricanes, which damaged several of our operating facilities and a number of Maritech’s offshore platforms, including three platforms and the associated wells which were completely destroyed. A significant portion of Maritech’s offshore production is currently shut-in, and one of the destroyed offshore platforms served a key producing field. While repair and recovery efforts have been prioritized to restore Maritech’s production as soon as possible, the production restoration, well intervention and debris removal efforts associated with the destroyed platforms are expected to continue beyond 2009 and result in a significant use of capital resources prior to insurance recoveries.

    Despite the negative factors discussed above, the results of operations for the third quarter of 2008 reflected significant growth for many of our businesses when compared to the third quarter of the prior year. In particular, our Production Enhancement segment, consisting of our production testing and compression services operations, continued to outperform prior periods, primarily due to the continued expansion of our equipment fleet to meet the high demand for these services. Despite a decrease in its revenues due to hurricanes and other weather disruptions, our WA&D Services segment reported increased profitability during the quarter compared to the prior year quarter. The WA&D Services segment’s dive services operations, which reflected increased diving activity and efficiencies following these storms, contributed significantly to the segment’s improved profitability compared to the prior year period. Despite high oil and natural gas prices for much of the quarter, our Maritech subsidiary reported negative gross profit during the period due to the production interruptions suffered following the hurricanes, and also due to oil and gas property impairments that were recorded during the quarter. Currently, approximately 60% of Maritech’s oil and gas production remains shut-in following the hurricanes, and certain of the efforts necessary to restore such production are dependent on the extent of damage and subsequent repairs needed on certain assets owned by third parties, the timing of which is outside of Maritech’s control. Our Fluids Division reported modest growth during the third quarter compared to the prior year period, despite weather downtime, due to higher pricing and favorable product mix. Overall, gross profit as a percentage of revenue during the third quarter of 2008 was 17.5%, an increase from the 14.9% reported in the prior year period, again reflecting the overall higher demand for many of our products and services during the quarter. Increased profitability was also generated by decreased administrative expenses, primarily due to decreased incentive compensation, and due to increased other income, primarily from gains on sales of oil and gas properties during the quarter.

Our consolidated balance sheet as of September 30, 2008 included current assets of $421.9 million, total assets of $1.4 billion, and long-term debt of $380.6 million. During the first nine months of 2008, we generated operating cash flows of $179.7 million. Operating cash flows are expected to decrease, however, beginning in the fourth quarter of 2008, primarily reflecting the impact of production interruptions and reduced oil and gas commodity prices for our Maritech subsidiary. We expended $206.7 million on investing activities during the first nine months of 2008, and expect to reduce our capital expenditures for 2008 to an amount less than the $300 million planned for the year, given the current capital markets and decreasing operating cash flows. However, our most significant capital projects will continue, including the ongoing development of our Fluids Division’s new Arkansas calcium chloride plant and the construction of a new corporate headquarters building. The completion of these projects, as well as other selected capital projects, will continue to be funded by our operating cash flows and from long-term borrowing. The revolving credit facility, which has a balance as of November 7, 2008 of approximately $77.7 million, is scheduled to mature on June 26, 2011. Our Senior Note obligations, which currently have an aggregate outstanding balance of approximately $310 million, are scheduled to mature beginning in 2011 and continuing through 2016. While we continue to consider suitable acquisitions pursuant to our growth strategy, the current environment may limit acquisitions to those which can be funded through available borrowing capacity, rather than through the issuance of new debt or equity.

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

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In Thousands)
Revenues
Fluids Division	$65,399	$60,669	$229,049	$214,447
WA&D Division
WA&D Services	84,341	87,086	215,219	262,135
Maritech	51,887	57,165	184,868	157,849
Intersegment eliminations	(8,417)	(10,275)	(14,336)	(23,187)
Total WA&D Division	127,811	133,976	385,751	396,797
Production Enhancement Division	56,100	45,544	164,240	126,848
Intersegment eliminations	(211)	(1,331)	(396)	(1,584)
	249,099	238,858	778,644	736,508
Gross profit
Fluids Division	10,440	7,437	46,090	39,212
WA&D Division
WA&D Services	13,857	6,889	29,832	37,962
Maritech	(1,285)	3,465	26,034	23,967
Intersegment eliminations	(244)	74	303	3,977
Total WA&D Division	12,328	10,428	56,169	65,906
Production Enhancement Division	21,558	17,946	62,764	49,345
Other	(618)	(161)	(1,841)	(743)
	43,708	35,650	163,182	153,720
Income before taxes and discontinued operations
Fluids Division	1,895	319	24,306	18,531
WA&D Division
WA&D Services	9,793	2,743	17,237	26,459
Maritech	1,814	1,668	26,757	21,357
Intersegment eliminations	(243)	74	303	3,977
Total WA&D Division	11,364	4,485	44,297	51,793
Production Enhancement Division	16,166	13,539	48,565	37,171
Corporate overhead	(10,259)	(13,993)	(41,167)	(37,520)
	19,166	4,350	76,001	69,975

The above information excludes the results of our Venezuelan and process services businesses, which have been accounted for as discontinued operations.

Three months ended September 30, 2008 compared with three months ended September 30, 2007.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the quarter ended September 30, 2008 were $249.1 million compared to $238.9 million for the third quarter of the prior year, an increase of 4.3%. Our consolidated gross profit increased to $43.7 million during the third quarter of 2008 compared to $35.7 million in the prior year quarter, an increase of 22.6%. Consolidated gross profit as a percentage of revenue was 17.5% during the third quarter of 2008 compared to 14.9% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $25.6 million during the third quarter of 2008 compared to $26.1 million during the prior year period, a decrease of $0.5 million or 1.9%. This decrease was primarily due to approximately $1.6 million of decreased salary and other associated employee expenses primarily due to decreased incentive compensation compared to the prior year period. This decrease was partially offset by approximately $0.4 million of increased professional fees and insurance costs, and approximately $0.6 million of increased office and other general expenses. General and administrative expenses as a percentage of revenue were 10.3% during the third quarter of 2008 compared to 10.9% during the prior year period.

Other Income and Expense – Other income and expense was $5.3 million of income during the third quarter of 2008 compared to $0.9 million of expense during the third quarter of 2007, primarily due to approximately $4.2 million of increased gains on sales of properties, $0.5 million of increased unconsolidated joint venture earnings, and $3.4 million of increased hedge ineffectiveness gains. These increases were partially offset by an approximate $1.4 million legal settlement during the current year period and $0.5 million of decreased foreign currency gains.

Interest Expense and Income Taxes – Net interest expense decreased slightly to $4.2 million during the third quarter of 2008 compared to $4.3 million during the third quarter of 2007, as increased borrowings of long-term debt used to fund our acquisitions and capital expenditure requirements since the beginning of 2007 were offset by the associated capitalized interest and lower interest rates on the outstanding revolving credit facility. Interest expense is expected to remain high in future periods, as additional borrowings are used to fund our hurricane repair efforts and capital expenditure plans. Our provision for income taxes during the third quarter of 2008 increased to $7.0 million compared to $1.3 million during the prior year period, due to increased earnings.

Net Income – Income before discontinued operations was $12.1 million during the third quarter of 2008 compared to $3.0 million in the prior year third quarter, an increase of $9.1 million. Income per diluted share before discontinued operations was $0.16 on 76,315,957 average diluted shares outstanding during the third quarter of 2008 compared to $0.04 on 76,351,065 average diluted shares outstanding in the prior year.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $0.5 million during the third quarter of 2008 compared to $0.8 million of net income from discontinued operations during the third quarter of 2007.

Net income was $11.7 million during the third quarter of 2008 compared to $3.9 million in the prior year third quarter, an increase of $7.8 million. Net income per diluted share was $0.15 on 76,315,957 average diluted shares outstanding during the third quarter of 2008 compared to $0.05 on 76,351,065 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues increased to $65.4 million during the third quarter of 2008 compared to $60.7 million during the third quarter of 2007, an increase of $4.7 million or 7.8%. This increase was primarily due to a $6.6 million increase in manufactured product sales, particularly domestically, due to increased pricing and volumes. These increases were partially offset by a $1.8 million decrease in worldwide brine sales volumes. Decreased brine sales, particularly offshore, are expected to continue during the remainder of the year and early 2009 due to decreases in expected demand, as operators recover from the third quarter 2008 hurricanes.

Our Fluids Division gross profit increased to $10.4 million during the third quarter of 2008, compared to $7.4 million during the prior year period, an increase of $3.0 million or 40.4%. Gross profit as a percentage of revenue increased to 15.9% during the current year period compared to 12.3% during the prior year period. This increase was primarily due to the decreased costs for certain brine products, and a favorable product mix during the period. A favorable long-term supply for certain of the Division’s raw material needs has been secured, and the Division has begun to reflect lower product costs as a result.

Fluids Division income before taxes during the third quarter of 2008 totaled $1.9 million compared to $0.3 million in the corresponding prior year period, an increase of $1.6 million or 494.0%. This increase was generated by the $3.0 million increase in gross profit discussed above and a $0.2 million decrease in administrative expenses, which were partially offset by approximately $1.6 million of increased other expense, primarily due to a $1.4 million legal settlement during the period.

WA&D Division – Our WA&D Division revenues decreased from $134.0 million during the third quarter of 2007 to $127.8 million during the current year period, a decrease of $6.2 million or 4.6%. WA&D Division gross profit during the third quarter of 2008 totaled $12.3 million compared to $10.4 million during the prior year third quarter, an increase of $1.9 million or 18.2%. WA&D Division income before taxes was $11.4 million during the third quarter of 2008 compared to $4.5 million during the prior year period, an increase of $6.9 million or 153.4%.

The Division’s WA&D Services operations revenues decreased to $84.3 million during the third quarter of 2008 compared to $87.1 million in the prior year quarter, a decrease of $2.7 million or approximately 3.2%. This decrease was primarily due to reduced heavy lift activity during the period, primarily due to weather disruptions as a result of Hurricanes Gustav and Ike and three other named storms during the quarter. This decrease was partially offset by increased dive services and offshore abandonment activity and vessel utilization during the current year period. The Division aims to capitalize on the current and expected demand for well abandonment, decommissioning, diving and other service activity in the Gulf of Mexico, including the work to be performed over the next several years on offshore properties that were damaged or destroyed during the 2005 and 2008 hurricanes.

The WA&D Services segment of the Division reported gross profit of $13.9 million during the third quarter of 2008 compared to $6.9 million during the third quarter of 2007, a $7.0 million increase. In addition, the WA&D Services segment’s gross profit as a percentage of revenues increased to 16.4% during the current year third quarter compared to 7.9% during the prior year period. This increase was primarily generated by the increased dive services activity, more favorable contract terms, as well as increased operating efficiencies and vessel utilization for the Division’s heavy lift and well abandonment operations.

WA&D Services segment income before taxes increased from $2.7 million during the third quarter of 2007 to $9.8 million during the current year third quarter, an increase of $7.1 million or 257.0%. This increase was caused by the $7.0 million increase in gross profit described above, as administrative expenses and other income remained flat compared to the prior year period.

The Division’s Maritech operations reported revenues of $51.9 million during the third quarter of 2008 compared to $57.2 million during the prior year period, a decrease of $5.3 million, or 9.2%. Approximately $12.2 million of decreased revenues were due to reduced production volumes during the current year quarter as production during the month of September 2008 was significantly interrupted by Hurricanes Gustav and Ike. Production volumes are expected to continue to be less than prior year levels during the fourth quarter of 2008 and early 2009, as Maritech works to restore production on damaged properties. Much of Maritech’s daily production is processed through neighboring platforms, pipelines and processing facilities of other operators and third parties. While we anticipate that the majority of Maritech’s shut-in properties will resume production during late 2008 and early 2009, the full resumption of Maritech’s production levels depends on the extent of damage and the repairs needed on certain of these third party assets, the timing of which is outside of Maritech’s control. Partially offsetting this decrease in production volumes was the impact of increased realized commodity prices, which generated approximately $6.6 million of increased revenues during the quarter compared to the prior year period. Maritech reflected average realized oil and natural gas prices during the third quarter of 2008 of $74.97/barrel and $9.59/Mcf, respectively. During the third quarter of 2008, and continuing subsequent to September 30, 2008, market prices for oil and natural gas have decreased significantly. Maritech has historically hedged a portion of its expected future production levels by entering into derivative hedge contracts, with current contracts extending through 2010. Following the impact from Hurricane Ike in September 2008, a portion of the derivative contracts associated with the remaining 2008 production are now ineffective, and the associated contract payments and changes in derivative fair value will be excluded from Maritech revenues during the remainder of the year and reflected in other income (expense). In addition to the above described impact from decreased production and improved pricing, Maritech reported $0.3 million of increased processing revenue during the current year quarter.

Maritech reported a $4.8 million decrease in gross profit during the third quarter of 2008, reporting negative $1.3 million during the current year period compared to $3.5 million during the third quarter of 2007, a decrease of 137.1%. The impact of Maritech’s decreased production volumes was partially offset by approximately $0.5 million of decreased operating expenses, including $1.3 million of decreased depreciation, depletion, and amortization costs, as well as $5.1 million of decreased excess abandonment costs. These decreased costs were partially offset by $2.3 million of current period dry hole costs and $4.0 million of increased property impairments during the current year quarter compared to the prior year period due to changes in oil and gas prices as well as increased future well intervention costs following the 2008 hurricanes. Maritech has begun to incur initial hurricane repair expenses on certain of Maritech’s offshore platforms, and such repair costs in excess of applicable deductibles are expected to be recoverable pursuant to its insurance policies. A portion of the well intervention and decommissioning expenditures to be incurred on Maritech’s three downed platforms, including removal of debris costs, have been added to Maritech’s decommissioning liabilities, as similar costs from the 2005 hurricanes have not yet been reimbursed.

The Division’s Maritech operations reported income before taxes of $1.8 million during the third quarter of 2008 compared to $1.7 million during the prior year period, an increase of $0.1 million or 8.7%. This increase occurred despite the $4.8 million decrease in gross profit discussed above due to a $4.5 million increase in other income primarily due to $4.4 million of increased gains on sales of oil and gas properties during the current year quarter, and a $0.4 million decrease in administrative expenses.

Production Enhancement Division – Production Enhancement Division revenues increased from $45.5 million during the third quarter of 2007 to $56.1 million during the current year quarter, an increase of $10.6 million. This 23.2% increase was primarily due to $9.3 million of increased revenues from the Division’s production testing operations, primarily as a result of increased domestic demand and from increased Latin American activity. Compressco revenues increased by approximately $1.8 million compared to the prior year period, due to price increases and its overall growth domestically. In addition, the Division reflected $0.6 million of other revenues during the prior year period. The Division continues to add to its service equipment fleet to meet the growing demand for its products and services.

Production Enhancement Division gross profit increased from $17.9 million during the third quarter of 2007 to $21.6 million during the third quarter of 2008, an increase of $3.6 million or 20.1%. Gross profit as a percentage of revenues decreased slightly, however, from 39.4% during the third quarter of 2007 to 38.4% during the current year period, primarily due to increased operating expenses, particularly for certain of the Division’s newly established international testing operations.

Income before taxes for the Production Enhancement Division increased 19.4%, from $13.5 million during the prior year third quarter to $16.2 million during the third quarter of 2008, an increase of $2.6 million. This increase was primarily due to the $3.6 million of increased gross profit discussed above, partially offset by approximately $0.8 million of increased administrative costs and $0.2 million of decreased other income primarily due to decreased foreign currency gains.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead decreased from $14.0 million during the third quarter of 2007 to $10.3 million during the third quarter of 2008, primarily due to increased other income, which increased approximately $3.3 million due to hedge ineffectiveness gains during the quarter. In addition, corporate administrative costs decreased approximately $0.7 million due to approximately $1.1 million of decreased employee related costs, primarily from decreased equity compensation cost, offset by approximately $0.3 million of increased insurance and professional fee expense, and approximately $0.1 million of increased office and general expenses. Corporate interest expense decreased by approximately $0.2 million during the third quarter of 2008 compared to the prior year period, as the impact of the increased outstanding balance of long-term debt, which was used to fund the capital expenditure activities during the past year, was largely offset by the increased associated capitalized interest and decreased interest rates on the revolving credit facility. In addition, during the current year period, we reflected approximately $0.3 million of increased depreciation expense.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the nine months ended September 30, 2008 were $778.6 million compared to $736.5 million for the first nine months of the prior year, an increase of 5.7%. Our consolidated gross profit increased to $163.2 million during the first nine months of 2008 compared to $153.7 million in the prior year period, an increase of 6.2%. Consolidated gross profit as a percentage of revenue was 21.0% during the first nine months of 2008 compared to 20.9% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $78.8 million during the first nine months of 2008 compared to $74.4 million during the prior year period, an increase of $4.4 million or 5.9%. This increase was primarily due to our overall growth and included approximately $2.9 million of increased salary, incentives, benefits, contract labor costs, and other associated employee expenses, approximately $1.0 million of increased professional fees and insurance costs, and approximately $0.9 million in increased other general expenses. These increases were partially offset by approximately $0.4 million of decreased bad debt expense. General and administrative expenses as a percentage of revenue remained flat at 10.1% during the current and prior year periods.

Other Income and Expense – Other income and expense was $4.5 million of income during the first nine months of 2008 compared to $3.2 million of income during the first nine months of 2007. This increase occurred despite approximately $2.6 million of increased legal settlement expense, primarily due to a $1.4 million legal settlement charge recorded during the current year period, compared to a $1.2 million settlement gain recorded in the prior year period. This decrease was more than offset by approximately $2.0 million of increased hedge ineffectiveness gains, approximately $1.0 million of increased equity from earnings of unconsolidated joint ventures, and $0.9 million of increased gains on sales of assets.

Interest Expense and Income Taxes – Net interest expense increased from $12.5 million during the prior year nine month period to $13.0 million during the first nine months of 2008, despite lower interest rates on the outstanding revolving credit facility and increased capitalized interest. The increase was due to increased borrowings of long-term debt which were used to fund our acquisitions and capital expenditure requirements since the beginning of 2007. Interest expense is expected to remain high in future periods as additional borrowings are used to fund hurricane repair expenditures and our capital expenditure plans. Our provision for income taxes during the first nine months of 2008 increased to $26.4 million compared to $24.4 million during the prior year period, primarily due to increased earnings.

Net Income – Income before discontinued operations was $49.6 million during the first nine months of 2008 compared to $45.6 million in the prior year period, an increase of $4.1 million. Income per diluted share before discontinued operations was $0.65 on 75,874,029 average diluted shares outstanding during the first nine months of 2008 compared to $0.60 on 75,957,437 average diluted shares outstanding in the prior year.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $1.9 million during the first nine months of 2008 compared to $1.8 million of net income from discontinued operations during the first nine months of 2007.

Net income was $47.8 million during the first nine months of 2008 compared to $47.4 million in the prior year period, an increase of $0.4 million. Net income per diluted share was $0.63 on 75,874,029 average diluted shares outstanding during the first nine months of 2008 compared to $0.62 on 75,957,437 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues increased $14.6 million to $229.0 million during the first nine months of 2008 compared to $214.4 million during the first nine months of 2007, an increase of 6.8%. This increase was primarily due to $10.8 million of increased revenues from the sales of manufactured products, particularly in Europe, due to increased pricing and dry volumes. In addition, the Division reported $10.3 million of increased service revenues primarily due to increased domestic onshore service activity, as well as the April 2007 acquisition of the assets and operations of a company providing fluids transfer and related services in support of high pressure fracturing processes. This acquisition expanded the Division’s completion services operations, allowing it to provide such services to customers in the Arkansas, TexOma, and ArkLaTex regions. These increases were partially offset by decreased brine sales revenues, which declined $6.6 million due to decreased sales volumes and prices. Decreased brine sales, particularly offshore, are expected to continue during the remainder of the year and early 2009 as operators recover from the third quarter 2008 hurricanes.

Our Fluids Division gross profit increased to $46.1 million during the first nine months of 2008, compared to $39.2 million during the prior year period, an increase of $6.8 million or 17.5%. Gross profit as a percentage of revenue increased to 20.1% during the current year period compared to 18.3% during the prior year period. This increase was primarily due to the gross profit on the increased service activity discussed above. The increased raw material costs for certain of our manufactured products was largely offset by decreased brine costs. A favorable long-term supply for certain of the Division’s raw material needs has been secured, and the Division has begun to reflect lower product costs as a result.

Fluids Division income before taxes during the first nine months of 2008 totaled $24.3 million compared to $18.5 million in the corresponding prior year period, an increase of $5.8 million or 31.2%. This increase was generated by the $6.8 million increase in gross profit discussed above, plus approximately $1.1 million of decreased administrative expenses, partially offset by approximately $2.2 million of decreased other income, primarily from a $1.4 million charge for a legal settlement and decreased foreign currency gains.

WA&D Division – Our WA&D Division revenues decreased from $396.8 million during the first nine months of 2007 to $385.8 million during the current year period, a decrease of $11.0 million or 2.8%. WA&D Division gross profit during the first nine months of 2008 totaled $56.2 million compared to $65.9 million during the prior year nine month period, a decrease of $9.8 million or 14.8%. WA&D Division income before taxes was $44.3 million during the first nine months of 2008 compared to $51.8 million during the prior year period, a decrease of $7.5 million or 14.5%.

The Division’s WA&D Services operations revenues decreased to $215.2 million during the first nine months of 2008 compared to $262.1 million in the prior year period, a decrease of $46.9 million or approximately 17.9%. This decrease was primarily due to the Division’s decreased heavy lift capacity as compared to the prior year period, as the WA&D Services segment had two additional leased vessels operating during a portion of the prior year period. This decrease was partially offset by increased dive services and offshore abandonment activity during the first nine months of 2008, despite interruptions during a portion of the current year period due to poor weather conditions and high seas, which resulted in a significant portion of the Division’s planned work being postponed. In particular, the WA&D Services segment’s business was interrupted during much of the third quarter of 2008 due to three named storms in addition to Hurricanes Gustav and Ike. The Division aims to capitalize on the current and expected demand for well abandonment, decommissioning, diving and other service activity in the Gulf of Mexico, including the work to be performed over the next several years on offshore properties which were damaged or destroyed by hurricanes during 2005 and 2008.

The WA&D Services segment of the Division reported gross profit of $29.8 million during the first nine months of 2008, an $8.1 million decrease from the first nine months of 2007. The WA&D Services segment’s gross profit as a percentage of revenues decreased to 13.9% during the 2008 period compared to 14.5% during the first nine months of the prior years. A portion of the decrease in gross profit was due to the decreased heavy lift capacity discussed above, and due to the hurricanes and other poor weather conditions which resulted in a postponement of several projects during the period, and also contributed to reduced profitability for the offshore projects that were performed during the period, resulting in decreased overall segment gross profit. Partially offsetting these decreases was the increased gross profit from the Division’s dive services operations, despite increased costs and reduced activity during the first quarter of 2008 due to certain repair expenses related to one of its dive support vessels.

WA&D Services segment income before taxes decreased from $26.5 million during the first nine months of 2007 to $17.2 million during the current year period, a decrease of $9.2 million or 34.9%. This decrease was due to the $8.1 million decrease in gross profit described above, plus approximately $1.5 million of decreased other income, primarily due to a gain from a $1.2 million legal settlement which was recorded during the prior year period. Partially offsetting these decreases was approximately $0.4 million of decreased administrative expenses during the current year period.

The Division’s Maritech operations reported revenues of $184.9 million during the first nine months of 2008 compared to $157.8 million during the prior year period, an increase of $27.0 million, or 17.1%. Revenues increased by approximately $26.8 million as a result of increased realized commodity prices. Maritech reflected average realized oil and natural gas prices during the first nine months of 2008 of $79.42/barrel and $9.34/Mcf, respectively, however, during the third quarter of 2008 and subsequent to

September 30, 2008, the market prices for oil and natural gas have decreased significantly. Maritech has hedged a portion of its expected future production levels by entering into derivative hedge contracts, with certain contracts extending through 2010. Maritech’s production volumes were flat during the first nine months of 2008 compared to the prior year period, resulting in a $0.4 million decrease in revenues, despite increased gas production as a result of successful exploitation and development activities and from the recent acquisitions of properties during December 2007 and January 2008. This slight decrease was due to the production interruptions caused by Hurricanes Gustav and Ike during September 2008, which have resulted in a large number of Maritech properties being shut-in, awaiting repairs. Production volumes are expected to continue to be less than prior year levels during the fourth quarter of 2008 and early 2009, as Maritech works to restore production on damaged properties. Much of Maritech’s daily production is processed through neighboring platforms, pipelines and processing facilities of other operators and third parties. While we anticipate that the majority of Maritech’s shut-in properties will resume production during late 2008 and early 2009, the full resumption of Maritech’s production levels depends on the extent of damage and the repairs needed on certain of these third party assets, the timing of which is outside of Maritech’s control. In addition, Maritech reported $0.6 million of increased processing revenue during the current year nine month period.

As a result of the increase in realized oil and gas prices, Maritech reported a $2.1 million increase in gross profit during the first nine months of 2008, reporting $26.0 million during the current year period compared to $24.0 million during the first nine months of 2007, an increase of 8.6%. Maritech’s gross profit as a percentage of revenues decreased, however, during the first nine months of 2008 to 14.1% from 15.2% during the prior year period. The impact of Maritech’s increased realized oil and gas prices were partially offset by approximately $25.0 million of increased operating expenses, including $15.4 million of increased depreciation, depletion, and amortization costs, $4.4 million of increased dry hole costs, and $3.2 million of increased oil and gas property impairments during the current year period compared to the prior year.

The Division’s Maritech operations reported income before taxes of $26.8 million during the first nine months of 2008 compared to $21.4 million during the prior year period, an increase of $5.4 million or 25.2%. This increase was due to the $2.1 million increase in gross profit discussed above, $1.1 million of decreased administrative costs during the current year period, plus $2.3 million of increased other income, primarily due to $2.0 million of increased gains on sales of properties.

Production Enhancement Division – Production Enhancement Division revenues increased from $126.8 million during the first nine months of 2007 to $164.2 million during the current year nine month period, an increase of $37.4 million. This 29.5% increase was primarily due to $28.5 million of increased revenues from the Division’s production testing operations, primarily as a result of increased Latin American activity, and increased demand domestically. Compressco revenues increased by approximately $9.4 million compared to the prior year period, due to price increases and its overall growth domestically, as well as in Mexico. In addition, the Division reflected approximately $0.5 million of decreased other revenues compared to the prior year period. The Division continues to add to its service equipment fleet to meet the growing demand for its products and services.

Production Enhancement Division gross profit increased from $49.3 million during the first nine months of 2007 to $62.8 million during the first nine months of 2008, an increase of $13.4 million or 27.2%. Gross profit as a percentage of revenues decreased, however, from 38.9% during the first nine months of 2007 to 38.2% during the current year period, primarily due to increased domestic operating expenses for the Division’s Compressco operations.

Income before taxes for the Production Enhancement Division increased 30.7%, from $37.2 million during the prior year nine month period to $48.6 million during the first nine months of 2008, an increase of $11.4 million. This increase was primarily due to the $13.4 million of increased gross profit discussed above, and $0.4 million of decreased other expense, partially offset by approximately $2.4 million of increased administrative costs.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to the Company’s operating divisions, as they relate to the Company’s general corporate activities. Corporate overhead increased from $37.5 million during the first nine months of 2007 to $41.2 million during the first nine months of 2008, primarily due to increased administrative expense. Corporate administrative costs increased approximately $4.6 million due to approximately $3.8 million of increased salaries, incentives, contract labor, and other general employee expenses, and approximately $0.8 million of increased insurance expense, partially offset by approximately $0.1 million of decreased general expenses. Corporate interest expense increased by approximately $0.4 million during the first nine months 2008 due to the increased outstanding balance of long-term debt, which was used to fund the acquisitions and capital expenditure activities since the beginning of 2007. In addition, during the current year period, we reflected approximately $2.4 million of increased other income, primarily due to hedge ineffectiveness of commodity derivative contracts, along with $1.0 million of increased depreciation expense. We expect additional earnings volatility during the fourth quarter of 2008 related to these ineffective hedge derivatives, with any difference between their fair values as of September 30, 2008 and the amounts ultimately paid or received charged to earnings.

Liquidity and Capital Resources

We continue to execute a growth strategy that further expands our operations through significant internal growth, strategic acquisitions, and the establishment of operations in additional niche oil and gas service markets, both domestically and internationally. In the current financial market environment, however, these objectives must be balanced with the need to conserve capital, given the current limited availability of debt and equity financing resources and the expected reduction in operating cash flows. Our most significant ongoing capital expenditure projects include the construction of a new calcium chloride production facility in Arkansas and a new headquarters office building, and these projects are continuing toward their completion during 2009. However, the balance of our planned capital expenditure activity, which is also funded through operating cash flows and our long-term borrowing capacity, is being reviewed carefully in light of current financing constraints. While our operating cash flows are currently reduced primarily due to lower oil and gas prices and the interruption of Maritech production cash flows as a result of the September 2008 hurricanes, we will consider using any operating cash flow generated in excess of our reduced capital expenditure and other investing requirements to reduce the outstanding balance under our credit facility, which is scheduled to mature in 2011. Although we continue to consider suitable acquisitions, the current environment may limit acquisitions to those which can be funded through available borrowing capacity, rather than through the issuance of new debt or equity.

 Operating Activities – Cash flow generated by operating activities totaled approximately $179.7 million during the first nine months of 2008 compared to approximately $144.2 million during the prior year period, due to the increased depreciation and other non-cash charges during the current year period, partially offset by the decreased cash flow impact of the net change in working capital items. Future operating cash flow for many of our businesses is largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. We expect that the current economic environment will impact the demand for many of our products and services for an indefinite period, as many of our customers are affected by lower oil and gas prices and reduced capital availability. The extent of the operating cash flow impact from this reduced demand is uncertain. In addition, as a result of damage suffered during 2008 to certain of our facilities and offshore platforms, we expect to incur an estimated $24 to $28 million of repair costs over the next several months. As always, our operating cash flow may also be partially offset, however, by the increased product, operating, debt service, and administrative costs required to deliver our products and services and our equipment and personnel capacity constraints.

Our future operating cash flow will most immediately be affected by the current interruption of a significant portion of Maritech’s oil and natural gas production following the September 2008 hurricanes, as well as the significant decrease in the prices received for Maritech’s production. Hurricane Ike damaged a number of Maritech’s offshore platforms, including three platforms and the associated wells which were completely destroyed. Maritech is the operator for two of the destroyed platforms, and owns a 10% working interest in the third platform, which is operated by a third party. Approximately 60% of Maritech’s offshore production is currently shut-in, and one of the destroyed offshore platforms served a key producing field, which produced approximately 1,400 barrels of oil and 800 MMcf of gas per day prior to the storm. While repair and recovery efforts have been prioritized to attempt to restore a majority of Maritech’s production as soon as possible, the production restoration, well intervention and debris removal efforts associated with the destroyed platforms are expected to continue beyond 2009. Although we are considering reconstructing the destroyed platforms and redrilling certain of the associated wells, this effort may not be completed for several years, and may not restore this field to pre-storm production levels. In addition, during the third quarter of 2008 and continuing into the fourth quarter, oil and natural gas commodity prices have dropped significantly, which has also affected the operating cash flow for several of our businesses. Maritech has entered into numerous oil and natural gas derivative transactions, some of which extend through 2010, that are designated to hedge a portion of Maritech’s operating cash flows from risks associated with the fluctuating market prices of oil and natural gas. However, subsequent to September 30, 2008, we have liquidated the 2008 contracts for net cash received of approximately $6.7 million. As a result, our fourth quarter Maritech’s production cash flows are currently unhedged from the impact of further price fluctuations. As of September 30, 2008, we reflect net derivative settlement liabilities of $27.1 million, related to our derivative contracts. These derivative assets and liabilities are measured at their fair value as of September 30, 2008, using forward pricing data from published sources over the remaining derivative contract term. Accordingly, the fair value of these liabilities will continue to be affected by changes in these forward prices in the future.

Future operating cash flow will also be affected by the amount and timing of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and natural gas properties, including the well intervention and debris removal work to be performed on certain destroyed offshore platforms, including those destroyed in September 2008 by Hurricane Ike. The third party discounted fair value, including an estimated profit, of Maritech’s decommissioning liability as of September 30, 2008 totals $234.8 million ($259.8 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, generally shortly after the end of each property’s productive life. The amount and timing of these cash outflows is estimated based on expected costs, as well as the timing of future oil and gas production and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing commodity prices, revisions of reserve estimates, and other factors. Maritech’s decommissioning liability is net of amounts allocable to joint interest owners, anticipated insurance recoveries and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of September 30, 2008, Maritech’s total undiscounted decommissioning obligation is approximately $307.4 million and consists of Maritech’s liability of $259.8 million plus approximately $47.6 million, which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During the remainder of 2008 and beyond, our capital expenditure plans will be reviewed in light of the current capital constraints. Through the nine months ended September 30, 2008, we have expended approximately $206.7 million of the approximately $300 million of investing activities originally planned for the year. Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses, and certain of these expenditures may continue to be postponed or cancelled as conditions change. Significant capital projects during 2008 include the continuing development of our El Dorado, Arkansas calcium chloride production facility, which, when completed in late 2009, is expected to have a total cost of approximately $109 million. Also, work is continuing on the construction of our new corporate headquarters building located in The Woodlands, Texas, which is expected to have a total cost of approximately $42 million, and should be completed by March 2009. In addition, we plan to continue with the acquisition and development of Maritech oil and gas properties, although at a reduced level than previously planned. The December 2007 acquisition of certain properties from Cimarex Energy (the Cimarex Properties) provides Maritech with a significant portfolio of development prospects, which it intends to exploit in the coming years. Finally, our growth strategy also includes the continuing pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent we consummate a significant acquisition transaction, our liquidity position will be affected. We expect to fund our 2008 capital expenditure activity through cash flows from operations and our bank credit facility.

Cash capital expenditures of approximately $204.9 million during the first nine months of 2008 included approximately $89.9 million by the WA&D Division. Approximately $79.8 million was expended by the Division’s Maritech subsidiary primarily related to acquisition and development expenditures on its offshore oil and gas properties, including $13.5 million for the acquisition of additional producing properties and $66.3 million primarily relating to development activities, including development activities on the recently acquired Cimarex Properties. In addition, the WA&D Division expended approximately $10.1 million on its WA&D Services operations, primarily for refurbishment costs on one of its dive support vessels. The Production Enhancement Division spent approximately $48.5 million, consisting of approximately $26.4 million for additional wellhead compression equipment, and approximately $21.9 million for production testing equipment fleet expansion. The Fluids Division reflected approximately $49.2 million of capital expenditures, primarily related to the Arkansas facility construction project during the period. Corporate capital expenditures were approximately $17.3 million and included the construction costs of our new headquarters building.

In addition to its continuing capital expenditure program, Maritech continues to pursue the purchase of additional producing oil and gas properties as part of our strategy to support our WA&D Services operations, although such acquisitions requiring significant cash consideration may be at a reduced level. In January 2008, Maritech acquired certain producing properties from Stone Energy Corporation in exchange for the assumption of the associated decommissioning obligations having a fair value of approximately $20.2 million and cash of $15.8 million, subject to further adjustment. While future purchases of such properties are also expected to be primarily funded through the assumption of the associated decommissioning liabilities, the transactions may also involve the payment or receipt of cash at closing or the receipt of cash when associated well abandonment and decommissioning work is performed in the future.

Financing Activities – To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital. During the current market environment, however, the availability of new debt and equity financing at attractive terms is extremely limited. As a result, we are dependent upon our current revolving credit facility to supplement our existing cash flow from operating activities. We have a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Restated Credit Facility). As of November 7, 2008, we had an outstanding balance of $77.7 million and $25.7 million in letters of credit against the $300 million revolving credit facility, leaving a net availability of $196.7 million. The revolving credit facility is scheduled to mature in June 2011.

The Restated Credit Facility is unsecured and guaranteed by certain of our material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on one of our financial ratios. As of September 30, 2008, the average interest rate on the outstanding balance under the credit facility was 3.91%. We pay a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Restated Credit Facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants, and includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with certain financial ratio covenants set forth in the Restated Credit Facility agreement. Significant deterioration of this ratio could result in a default under the Restated Credit Facility agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility prior to 2011. The Restated Credit Facility agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Restated Credit Facility. We were in compliance with all covenants and conditions of our credit facility as of September 30, 2008. Our continuing ability to comply with these financial covenants centers largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

In April 2008, we issued and sold through a private placement, $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008 Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. A significant majority of the combined net proceeds from the sale of the Series 2008 Senior Notes was used to pay down a portion of the existing indebtedness under the bank revolving credit facility. The Series 2008-A Senior Notes bear interest at the fixed rate of 6.30% and mature on April 30, 2013. The Series 2008-B Senior Notes bear interest at the fixed rate of 6.56% and mature on April 30, 2015. Interest on the 2008 Senior Notes is due semiannually on April 30 and October 31 of each year. In September 2004, we issued and sold, through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million Euros (approximately $40.5 million equivalent at September 30, 2008) in aggregate principal amount of Series 2004-B Senior Notes pursuant to the Master Note Purchase Agreement dated September 2004, as supplemented. The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. In April 2006, we issued and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to our existing Master Note Purchase Agreement dated September 2004, as supplemented. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year. The Series

2006-A Senior Notes bear interest at the fixed rate of 5.90% and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. The Series 2008 Senior Notes, together with the Series 2004-A Senior Notes, Series 2004-B Senior Notes, and Series 2006-A Senior Notes are collectively referred to as the Senior Notes.

Pursuant to each of the respective note purchase agreements, as supplemented, the Senior Notes are unsecured and guaranteed by substantially all of our wholly owned subsidiaries. The note purchase agreements contain customary covenants and restrictions, require us to maintain certain financial ratios and contain customary default provisions, as well as cross-default provisions relating to any other indebtedness of $20 million or more. We were in compliance with all covenants and conditions of our Senior Notes as of September 30, 2008. Upon the occurrence and during the continuation of an event of default under the note purchase agreements, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Off Balance Sheet Arrangements – As of September 30, 2008, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action.

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class actions, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement and waste of corporate assets. The petitions seek disgorgement, costs, expenses and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This case has been stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action.

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

Insurance Contingencies

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, during the fourth quarter of 2007, we filed a lawsuit against our insurers related to coverage for costs of well intervention work performed and to be performed on certain Maritech offshore platforms which were destroyed as a result of Hurricanes Katrina and Rita in 2005. As a result, primarily during the fourth quarter of 2007, we reversed $62.9 million of anticipated insurance recoveries which were previously included in estimating Maritech’s decommissioning liability, or were previously included in accounts receivable related to certain damage repair costs incurred, as the amount and timing of these future reimbursements from our insurance providers was indeterminable. As a result, we increased the decommissioning liability to $48.4 million for well intervention and debris removal work to be performed on these platforms, assuming no insurance reimbursements will be received. We continue to believe that these costs are covered costs pursuant to the policies. If we collect our reimbursement from our insurance providers, such reimbursements will be credited to operations in the period collected. In the event that our actual well intervention costs are more or less than the associated decommissioning liabilities, as adjusted, the difference may be reported in income in the period in which the work is performed.

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. We have reviewed estimated remediation costs prepared by our independent, third party environmental engineering consultant, based on a detailed environmental study. The estimated remediation costs range from $0.6 million to $1.4 million. Based upon our review and discussions with our third party consultants, we established a reserve for such remediation costs. As of September 30, 2008, and following the performance of certain remediation activities at the site, the amount of the reserve for these remediation costs, included in current liabilities in the accompanying consolidated balance sheet, is approximately $0.1 million. The reserve will be further adjusted as information develops or conditions change.

We have not been named a potentially responsible party by the EPA or any state environmental agency.

Other Contingencies

In March 2006, we acquired Beacon Resources, LLC (Beacon), a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition provides for additional contingent consideration of up to $19.1 million to be paid in March 2009, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date, through March 2009. We currently anticipate that a payment will be required pursuant to this contingent consideration provision of the agreement, since as of September 30, 2008, the amount of Beacon’s pretax results of operations (as defined in the agreement) from the date of the acquisition is now in excess of the minimum amount required to generate a payment. Any amount payable pursuant to this contingent consideration provision will be reflected as a liability and added to goodwill as it becomes fixed and determinable at the end of the three year period.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, expected costs associated with damage from hurricanes and the ability to recover such costs under our insurance policies, the ability to resume operations and production from our damaged or destroyed platforms, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2007, and set forth from time to time in our filings with the Securities and Exchange Commission.

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

The table below reflects a summary of the cash flow hedging swap contracts outstanding as of September 30, 2008:

	Aggregate	Weighted Average
Commodity Contracts	Daily Volume	Contract Price	Contract Year

September 30, 2008

Oil swaps	3,500 barrels/day	$66.92/barrel	2008
Oil swaps	2,500 barrels/day	$68.864/barrel	2009
Oil swaps	2,000 barrels/day	$104.125/barrel	2010

Natural gas swaps	35,000 MMBtu/day	$9.0615/MMBtu	2008
Natural gas swaps	25,000 MMBtu/day	$8.967/MMBtu	2009
Natural gas swaps	10,000 MMBtu/day	$10.265/MMBtu	2010

Each oil and gas swap contract uses NYMEX WTI (West Texas Intermediate) oil price and the NYMEX Henry Hub natural gas price as the referenced price, respectively. The fair value of our oil swap liabilities at September 30, 2008 was $44,688,000. The fair value of our natural gas swap assets at September 30, 2008 was $17,555,000. The portion of these market values associated with the subsequent twelve months swap contracts is reflected as a current asset or liability, and the portion related to later periods is reflected as a long-term asset or liability. A $1 per barrel increase or decrease in the future price of oil would result in the market value of the combined oil derivative liability changing by $1,883,000. A $0.10 per MMBtu increase or decrease in the future price of natural gas would result in the market value of the derivative liability changing by $1,550,000. Subsequent to September 30, 2008, we liquidated the remaining 2008 oil and natural gas swap contracts for net cash received of $6.7 million.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2007, except for the following:

Economic conditions could negatively impact our business.

Our operations are affected by the current national and worldwide economic conditions. The consequences of a prolonged economic recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth. Instability in the capital markets, as a result of recession or otherwise, also may affect the cost of capital and the ability to raise capital, both for us and our customers.

A decline in the price of oil and natural gas negatively affects many of our customers and their ability to purchase our products and services. We are also particularly affected by the prices we receive for oil and natural gas produced by our Maritech subsidiary. Oil and natural gas prices decreased significantly during the third quarter of 2008, and have continued to decrease during the fourth quarter. These price decreases have resulted in decreased operating cash flows, and if these prices continue to decrease, could result in additional oil and gas property impairments beginning in the fourth quarter of 2008.

Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to restricted operating cash flows for our customers, which may impact their ability to pay timely, result in increased customer bankruptcies, and may lead to increased uncollectible receivables.

We will continue to be affected as a result of 2008 hurricanes.

We incurred significant damage to certain of our onshore and offshore operating equipment and facilities as a result of Hurricanes Gustav and Ike during the third quarter of 2008. The damage primarily affected our Maritech subsidiary, which suffered varying levels of damage to the majority of its offshore oil and gas producing platforms and three platforms in which it owns an interest were toppled and destroyed. In addition, certain of our fluids facilities also suffered damage. We currently estimate that the repairs of our various facilities and platforms will cost from $24 to $28 million to be incurred over the next several months. With regard to our destroyed offshore platforms, however, the full assessment of the extent of the damage will take several months, and we currently estimate that the required well intervention and removal of debris efforts could cost from $32 to $42 million, to be incurred over the next several years.

While we believe we will be reimbursed for a majority of the cost of the damages to be incurred in excess of policy deductibles pursuant to our various insurance policies, including the well intervention and debris removal costs to be incurred by Maritech, there can be no assurances that all of such expected reimbursements will be collected. In addition, the timing of the collection of any future reimbursements is beyond our control, and we will use a significant amount of our capital resources until such reimbursements are received. It is possible that a portion of the costs to be incurred for which we expect to be reimbursed will not be covered. Due to the non-routine nature of the well intervention and debris removal efforts, our estimates of the future cost to perform this work may be understated. To the extent actual future costs exceed the policy maximum for these costs, such excess costs would not be reimbursable.

Our operating cash flows also continue to be affected as a result of the interruption in Maritech’s oil and gas production due to the damaged offshore platforms. Approximately 60% of Maritech’s production is currently shut-in, and one of the destroyed offshore platforms served a key producing field. In addition, much of Maritech’s daily production is processed through neighboring platforms, pipelines and processing facilities of other operators and third parties. While repair and recovery efforts have been prioritized to restore Maritech production as soon as possible, the production restoration, well intervention and debris removal efforts associated with the destroyed platforms are expected to continue beyond 2009. Although we anticipate that the majority of Maritech’s shut-in properties will resume production during late 2008 and early 2009, the full resumption of Maritech’s pre-storm production levels may never occur, and will depend on the extent of  damage and the repairs or reconstruction needed on certain assets, including certain assets owned by third parties, the timing of which is outside of Maritech’s control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs (1)

July 1 - July 31, 2008	32	(2)	$21.09	-	$14,327,000

Aug 1 - Aug 31, 2008	26,304	(2)	$20.35	-	$14,327,000

Sept 1 - Sept 30, 2008	52	(2)	$16.83	-	$14,327,000

Total	26,388			-	$14,327,000

(1) In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.
(2) Shares were received in connection with the exercise of certain employee stock options or the vesting of certain employee restricted stock awards. These shares were not acquired pursuant to the stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter of 2008.

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

TETRA Technologies, Inc.

Date: November 10, 2008	By:	/s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

Date: November 10, 2008	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: November 10, 2008	By:	/s/Ben C. Chambers
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