Form 10-Q/A
period 2008-06-30
TETRA TECHNOLOGIES INC
filed 2009-02-19
CIK 844965

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of TETRA Technologies, Inc. (the “Company”) for the quarterly period ended June 30, 2008, as originally filed by the Company with the Securities and Exchange Commission on August 11, 2008 (the “Original Form 10-Q”), is being filed to (i) amend Item 5 of Part II of the Original Form 10-Q to include information concerning an amendment to a material compensatory arrangement with the Company’s chief executive officer that was required to be disclosed in a Current Report on Form 8-K during the period covered by the Original Form 10-Q, but which was not reported on Form 8-K during that period, and (ii) amend Item 6 of Part II of the Original Form 10-Q to update Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Form 10-Q.  This Amendment No. 1 does not update any other disclosures to reflect developments since the original date of filing.

 1

PART II
OTHER INFORMATION

Item 5. Other Information.

On June 13, 2008 the Management and Compensation Committee of our Board of Directors restored the annual salary of Geoffrey M. Hertel, our President & Chief Executive Officer, from $250,000 to his original salary of $500,000 annually. This increase was effective beginning June 21, 2008. As previously disclosed, effective October 27, 2007, the Management and Compensation Committee of our Board of Directors, at Mr. Hertel’s request, decreased his annual salary by 50% to $250,000 in support of certain cost cutting initiatives adopted by the Company.

We have no written employment contract with Mr. Hertel which guarantees Mr. Hertel’s term of employment, salary or other incentives, all of which are entirely at the discretion of our Board of Directors. Mr. Hertel previously entered into an agreement with us, in a form substantially similar to that executed by all of our employees, which evidences the at-will nature of his employment.

2

Item 6. Exhibits.

Exhibits:

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*  Filed with this report.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date: February 19, 2009	By:	/s/Geoffrey M. Hertel
Geoffrey M. Hertel
President
Chief Executive Officer

 4

EXHIBIT INDEX

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*  Filed with this report.