Form 10-Q
period 2009-06-30
TETRA TECHNOLOGIES INC
filed 2009-08-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

As of August 1, 2009, there were 75,337,122 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Product sales	$92,380	$157,770	$183,038	$269,995
Services and rentals	125,564	146,619	230,157	259,550
Total revenues	217,944	304,389	413,195	529,545

Cost of revenues:
Cost of product sales	68,627	87,034	117,315	154,218
Cost of services and rentals	68,310	94,018	135,244	172,054
Depreciation, depletion, amortization and accretion	40,618	45,910	76,877	83,799
Total cost of revenues	177,555	226,962	329,436	410,071
Gross profit	40,389	77,427	83,759	119,474

General and administrative expense	22,454	28,022	47,023	53,121
Operating income	17,935	49,405	36,736	66,353

Interest expense, net	3,411	4,316	6,588	8,749
Other (income) expense, net	885	(414)	(1,626)	769
Income before taxes and discontinued operations	13,639	45,503	31,774	56,835
Provision for income taxes	4,429	15,346	11,194	19,324
Income before discontinued operations	9,210	30,157	20,580	37,511
Loss from discontinued operations, net of taxes	(35)	(740)	(243)	(1,407)
Net income	$9,175	$29,417	$20,337	$36,104

Basic net income per common share:
Income before discontinued operations	$0.12	$0.41	$0.27	$0.51
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Net income	$0.12	$0.40	$0.27	$0.49
Average shares outstanding	74,980	74,361	74,952	74,274

Diluted net income per common share:
Income before discontinued operations	$0.12	$0.40	$0.27	$0.50
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.02)
Net income	$0.12	$0.39	$0.27	$0.48
Average diluted shares outstanding	75,401	75,752	75,200	75,608

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$22,596	$3,882
Restricted cash	958	2,150
Accounts receivable, net of allowances for doubtful
accounts of $4,149 in 2009 and $3,198 in 2008	224,075	225,491
Inventories	113,101	117,731
Derivative assets, current portion	32,482	38,052
Prepaid expenses and other current assets	44,780	47,768
Assets of discontinued operations	137	239
Total current assets	438,129	435,313

Property, plant and equipment:
Land and building	56,543	23,730
Machinery and equipment	462,651	463,788
Automobiles and trucks	42,812	43,047
Chemical plants	46,078	46,121
Oil and gas producing assets (successful efforts method)	687,950	697,754
Construction in progress	152,320	118,103
Total property, plant and equipment	1,448,354	1,392,543
Less accumulated depreciation and depletion	(614,223)	(585,077)
Net property, plant and equipment	834,131	807,466

Other assets:
Goodwill	99,005	82,525
Patents, trademarks and other intangible assets, net of accumulated
amortization of $17,407 in 2009 and $15,611 in 2008	14,737	16,549
Derivative assets, net	7,511	39,098
Other assets	25,485	31,673
Total other assets	146,738	169,845
Total assets	$1,418,998	$1,412,624

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)
Current liabilities:
Trade accounts payable	$85,255	$84,435
Accrued liabilities	158,607	128,033
Liabilities of discontinued operations	30	13
Total current liabilities	243,892	212,481

Long-term debt, net of current portion	399,168	406,840
Deferred income taxes	71,783	64,911
Decommissioning liabilities, net of current portion	158,827	202,771
Other liabilities	11,418	9,800
Total long-term and other liabilities	641,196	684,322

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 76,932,677 shares issued at June 30, 2009 and
76,841,424 shares issued at December 31, 2008	769	768
Additional paid-in capital	190,243	186,318
Treasury stock, at cost; 1,595,539 shares held at June 30, 2009
and 1,582,465 shares held at December 31, 2008	(8,869)	(8,843)
Accumulated other comprehensive income	36,740	42,888
Retained earnings	315,027	294,690
Total stockholders' equity	533,910	515,821
Total liabilities and stockholders' equity	$1,418,998	$1,412,624

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating activities:
Net income	$20,337	$36,104
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	74,494	79,801
Impairments of long-lived assets	9,091	-
Dry hole costs	82	3,998
Provision for deferred income taxes	8,777	4,483
Stock compensation expense	3,829	2,364
Provision for doubtful accounts	1,736	496
(Gain) loss on sale of property, plant and equipment	(2,640)	772
Other non-cash charges and credits	11,072	6,323
Proceeds from sale of cash flow hedge derivatives	23,060	-
Excess tax benefit from exercise of stock options	-	(583)
Equity in (earnings) loss of unconsolidated subsidiary	75	(126)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	6,771	(29,400)
Inventories	5,480	(886)
Prepaid expenses and other current assets	5,034	(6,661)
Trade accounts payable and accrued expenses	1,726	25,241
Decommissioning liabilities	(39,301)	(7,925)
Operating activities of discontinued operations	119	2,784
Other operating activities	249	(2,683)
Net cash provided by operating activities	129,991	114,102

Investing activities:
Purchases of property, plant and equipment	(95,361)	(131,945)
Business combinations	(14,296)	-
Proceeds from sale of property, plant and equipment	1,694	323
Other investing activities	2,260	(1,740)
Net cash used in investing activities	(105,703)	(133,362)

Financing activities:
Proceeds from long-term debt obligations	75,700	151,450
Principal payments on long-term debt obligations	(83,200)	(122,928)
Proceeds from exercise of stock options	378	1,646
Excess tax benefit from exercise of stock options	-	583
Net cash provided by (used in) financing activities	(7,122)	30,751
Effect of exchange rate changes on cash	1,548	524

Increase in cash and cash equivalents	18,714	12,015
Cash and cash equivalents at beginning of period	3,882	21,833
Cash and cash equivalents at end of period	$22,596	$33,848

Supplemental cash flow information:
Interest paid	$10,347	$8,986
Income taxes paid	8,154	8,046

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of
decommissioning liabilities	$-	$20,236
Adjustment of fair value of decommissioning liabilities
capitalized (credited) to oil and gas properties	5,945	(242)

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

Restricted Cash

Restricted cash reflected on our balance sheet as of June 30, 2009 includes funds held by us for a third party’s proportionate obligation in the plugging and abandonment of a particular oil and gas property operated by our Maritech Resources, Inc. subsidiary (Maritech). This cash will remain restricted until such time as the associated plugging and abandonment project is completed, which we expect to occur during the next twelve months.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of June 30, 2009 and December 31, 2008, are as follows:

	June 30, 2009	December 31, 2008
	(In Thousands)

Finished goods	$80,767	$85,908
Raw materials	3,820	4,106
Parts and supplies	27,152	26,531
Work in progress	1,362	1,186
	$113,101	$117,731

Repair Costs and Insurance Recoveries

During the first quarter of 2009, one of our Fluids Division’s transport barges capsized and sank while docked near our West Memphis manufacturing facility, destroying the vessel and the majority of the inventory cargo. The damages associated with the sunken transport barge consist of the cost of recovery efforts, replacement or repair of the barge, and the lost inventory cargo. Total damages associated with the sunken barge were approximately $4.6 million.

During the third quarter of 2008, we suffered damage to certain of our properties as a result of Hurricanes Ike and Gustav. Primarily as a result of Hurricane Ike, Maritech suffered varying levels of damage to the majority of its offshore oil and gas producing platforms. In addition, three of its offshore platforms and one of its inland water production facilities were toppled and/or destroyed. Maritech is the operator of two of the destroyed offshore platforms and the production facility and owns a 10% working interest in the third offshore platform. In addition, certain of our fluids facilities also suffered damage during the 2008 storms.

Remaining hurricane damage repair efforts consist primarily of the well intervention, abandonment, decommissioning, and debris removal associated with the destroyed offshore platforms (including three additional offshore platforms which were destroyed in 2005 by Hurricanes Katrina and Rita) and the construction of replacement platforms and redrilling of certain destroyed wells. While a portion of the well intervention, abandonment, and decommissioning work has been performed on certain of the destroyed platforms and the inland water production facility, some of the work to be performed has not been fully assessed. Through June 30, 2009, we have incurred approximately $76.3 million for the well intervention, abandonment, and decommissioning work performed on the platforms and facility which were destroyed by Hurricanes Katrina, Rita, and Ike. The majority of the well intervention efforts to date has been performed by our Offshore Services segment. We estimate that remaining well intervention and abandonment efforts associated with the destroyed platforms and production facility, as well as the efforts to remove debris, reconstruct certain destroyed structures, and redrill certain associated wells, will be performed at an additional cost of approximately $105 to $155 million net to our interest and before any insurance recoveries. The estimated amount of the future cost of well intervention, abandonment, decommissioning, and debris removal was recorded in the period in which such damage occurred, net of expected insurance recoveries, as part of Maritech’s decommissioning liabilities. In addition, we currently estimate that our share of the remaining repairs to the partially damaged platforms will cost approximately $2 to $3 million net to our interest and before insurance recoveries, and will be incurred over the next several months.

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

We have maintained insurance protection which we believe to be customary and in amounts sufficient to reimburse us for a majority of the repair, well intervention, abandonment, decommissioning, and debris removal costs associated with the damages incurred, as well as the value of the lost inventory and the cost to replace the sunken transport barge, reconstruct the destroyed platforms, and redrill the associated wells. Such insurance coverage is subject to certain coverage limits, however, and it is possible we could exceed these coverage limits. In addition, with regard to the 2008 hurricanes, the relevant insurance policies provide for deductibles up to $5 million per hurricane. We do not believe that damages related to Hurricane Gustav will exceed this deductible. Damage assessment costs, repair expenses up to the amount of insurance deductibles, and other costs not covered by insurance are charged to earnings as they are incurred. For the six month periods ended June 30, 2009 and 2008, we recognized damage related repair expenses of $2.8 million and $0.4 million, respectively. Due to the prohibitively high premium cost, the prohibitively high deductible, the significantly reduced policy limit and confining sub-limits for renewal of Maritech’s windstorm insurance coverage that terminated on May 31, 2009, beginning June 2009 we have elected to self-insure Maritech’s windstorm damage risk through the 2009 hurricane season. We have, however, renewed Maritech’s operational risk policies.

With regard to the costs incurred which we believe will qualify for coverage under our various insurance policies, we recognize anticipated insurance recoveries when collection is deemed probable. Any recognition of anticipated insurance recoveries is used to offset the original charge to which the insurance relates. The amount of anticipated insurance recoveries is included either in accounts receivable or as a reduction of Maritech’s decommissioning liabilities in the accompanying consolidated balance sheets.

As discussed further in Note G – Commitments and Contingencies, Insurance Litigation, Maritech incurred certain well intervention costs related to hurricane damage suffered in 2005 which have not been reimbursed by its insurers. We have reviewed the types of estimated well intervention costs expected to be incurred related to the 2008 hurricanes. Despite our belief that substantially all of these costs in excess of deductibles and within policy limits will qualify for coverage under our current insurance policies, any costs that are similar to the costs that have not yet been reimbursed by our insurers following the 2005 storms have been excluded from anticipated insurance recoveries. The changes in anticipated insurance recoveries, including anticipated recoveries associated with the sunken barge and other non-hurricane related claims, during the six months ended June 30, 2009 are as follows:

Six Months Ended
June 30, 2009
(In Thousands)

Beginning balance	$33,591
Activity in the period:
Claim related expenditures	18,701
Insurance reimbursements	(2,728)
Contested insurance recoveries	(380)
Ending balance at June 30, 2009	$49,184

During July 2009, we collected additional insurance reimbursements of $8.1 million.

Anticipated insurance recoveries that have been reflected as a reduction of our decommissioning liabilities were $11.9 million and $19.5 million at June 30, 2009 and December 31, 2008, respectively. Anticipated insurance recoveries that have been reflected as insurance receivables, including the damages incurred during 2009 from the sunken barge, were $37.3 million and $14.1 million at June 30, 2009 and December 31, 2008, respectively. Uninsured assets that were destroyed during the period are charged to earnings. Repair costs incurred and the net book value of any destroyed assets which are covered under our insurance policies are anticipated insurance recoveries which are included in accounts receivable. Repair costs not considered probable of collection are charged to earnings. Insurance recoveries in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. During the six months ended June 30, 2009, we received $5.4 million of insurance recoveries associated with the 2005 hurricanes, and such amount was credited to earnings during the period. Intercompany profit on repair work performed by our Offshore Services segment is not recognized until such time as insurance claim proceeds are received.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Number of weighted average common
shares outstanding	74,979,536	74,360,545	74,952,324	74,274,074
Assumed exercise of stock options	421,041	1,391,481	247,472	1,334,152
Average diluted shares outstanding	75,400,577	75,752,026	75,199,796	75,608,226

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2009, we used the average market price of our common stock of $5.55. For the three months ended June 30, 2009 and 2008, the calculations of the average diluted shares outstanding exclude the impact of 3,653,072 and 2,194,799 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the six months ended June 30, 2009 and 2008, the calculations of the average diluted shares outstanding exclude the impact of 3,927,057 and 1,532,024 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Under SFAS No. 157, fair value is defined as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date” within an entity’s principal market, if any. The principal market is the market in which the reporting entity would sell the asset or transfer the liability with the greatest volume and level of activity, regardless of whether it is the market in which the entity will ultimately transact for a particular asset or liability or whether a different market is potentially more advantageous. Accordingly, this exit price concept may result in a fair value that may differ from the transaction price or market price of the asset or liability.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of certain of our financial instruments, which may include cash, temporary investments, accounts receivable, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at June 30, 2009 was approximately $292.6 million compared to a carrying amount of approximately $309.3 million. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt.

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and gas production cash flows. For these fair value measurements, we compare forward pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. A summary of these fair value measurements as of June 30, 2009, using the fair value hierarchy as prescribed by SFAS No. 157, is as follows:

Fair Value Measurements as of June 30, 2009 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
(In Thousands)
Asset for natural gas swap contracts	$39,993	$-	$39,993	$-

During the three months ended March 31, 2009, the full carrying value of a Maritech oil and gas property was charged to earnings as an impairment of $0.4 million. During the three months ended June 30, 2009, the full carrying value of certain Maritech oil and gas properties were charged to earnings as an impairment of $1.9 million. The change in the fair value of these properties was due to decreased expected future cash flows based on forward pricing data from published sources. Because such published forward pricing data was applied to estimated oil and gas reserve volumes based on our internally prepared reserve estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy as prescribed by SFAS No. 157.

Our Fluids Division owns a 50% interest in an unconsolidated joint venture whose assets consist primarily of a calcium chloride plant located in Europe. In April 2009, the joint venture partner announced the planned shutdown of its adjacent plant facility, which supplies raw material to the calcium chloride plant. As a result, the joint venture’s calcium chloride plant is also expected to be shut down. During the three months ended June 30, 2009, we reduced our investment in the joint venture to its estimated fair value based on the estimated plant decommissioning costs and salvage value cash flows of the joint venture, resulting in an impairment of our investment in the joint venture of $6.8 million. Because the investment fair value was determined based on internally prepared estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy as prescribed by SFAS No. 157.

A summary of these nonrecurring fair value measurements as of June 30, 2009, using the fair value hierarchy as prescribed by SFAS No. 157, is as follows:

		Fair Value Measurements as of June 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs	Total
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Impairments of oil and gas
properties	$-	$-	$-	$-	$2,301
Impairment of investment in
unconsolidated joint venture	-	-	-	-	6,790
					$9,091

Subsequent Events

With respect to the issuance of our consolidated financial statements as of June 30, 2009, we considered subsequent events occurring through the date of August 10, 2009, the date the consolidated financial statements were issued.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) published SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires entities to provide greater transparency about (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. Accordingly, we adopted SFAS No. 161 as of January 1, 2009 (see Note E – Hedge Contracts).

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

In December 2007, the FASB published SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” which establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 as of January 1, 2009, however, the impact was not material.

In April 2009, the FASB issued FSP SFAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” which requires quarterly fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of FSP SFAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only annually. This statement was applied prospectively effective April 1, 2009, and did not materially impact the presentation of our financial statements.

In May 2009, the FASB published SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for financial statements for periods ending after June 15, 2009. Our adoption of SFAS No. 165 did not have a significant impact on our financial statements.

In June 2009, the FASB published SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification™ as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of SFAS No. 168 and the Codification will not change GAAP for public companies, and, accordingly, the adoption of SFAS No. 168 is not expected to have a significant impact on our financial statements.

In December 2008, the Securities and Exchange Commission released its “Modernization of Oil and Gas Reporting” rules, which revise the disclosure of oil and gas reserve information. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves in certain circumstances. The new requirements will also allow companies to disclose their probable and possible reserves and require companies to (1) report on the independence and qualifications of a reserves preparer or auditor; (2) file reports when a third party is relied upon to prepare reserve estimates or conduct a reserves audit; and (3) report oil and gas reserves using an average price based upon the prior twelve month period, rather than year-end prices. These new reporting requirements are effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. We are currently assessing the impact that the adoption of the new disclosure requirements will have on our disclosures of oil and gas reserves.

NOTE B – ACQUISITIONS

In March 2006, we acquired Beacon Resources, LLC (Beacon), a production testing operation, for approximately $15.6 million paid at closing. In addition, the acquisition agreement provided for additional contingent consideration of up to $19.1 million, depending on the average of Beacon’s annual pretax results of operations over the three year period following the closing date through March 2009. Based on Beacon’s annual pretax results of operations during this three year period, we paid $12.7 million in April 2009 to the sellers pursuant to this contingent consideration provision. This amount was charged to goodwill associated with the acquisition of Beacon.

In March 2006, we acquired the assets and operations of Epic Divers, Inc. and certain affiliated companies (Epic), a full service commercial diving operation. In June 2006, Epic purchased a dynamically positioned dive support vessel and saturation diving unit. Pursuant to the Epic Asset Purchase Agreement, a portion of the net profits earned by this dive support vessel and saturation diving unit over the initial three year term following its purchase is to be paid to the sellers. Based on the vessel’s high utilization following the 2008 hurricanes, we accrued $3.8 million as of June 30, 2009 pursuant to this contingent consideration provision, and this amount was paid in July 2009. This amount was charged to goodwill associated with the acquisition of Epic. In addition, approximately $1.6 million of the purchase price of the dive support vessel was deducted from the original purchase consideration for Epic. Pursuant to the Epic Asset Purchase Agreement, this amount was to be paid to sellers upon the third anniversary of the acquisition. This amount was accrued as part of the original recording of the Epic acquisition during the first quarter of 2006, and it was paid in June 2009.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2009	December 31, 2008
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2011	$89,834	$97,368
5.07% Senior Notes, Series 2004-A	September 30, 2011	55,000	55,000
4.79% Senior Notes, Series 2004-B	September 30, 2011	39,334	39,472
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
European Credit Facility		-	-
		399,168	406,840
Less current portion		-	-
Total long-term debt		$399,168	$406,840

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

The changes in total asset retirement obligations during the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended June 30,
	2009	2008
	(In Thousands)

Beginning balance as of March 31	$243,696	$219,460
Activity in the period:
Accretion of liability	2,119	2,106
Retirement obligations incurred	-	-
Revisions in estimated cash flows	12,883	4,740
Settlement of retirement obligations	(28,702)	(2,909)
Ending balance as of June 30	$229,996	$223,397

	Six Months Ended June 30,
	2009	2008
	(In Thousands)
Beginning balance as of December 31 of
the preceding year	$248,725	$199,506
Activity in the period:
Accretion of liability	4,400	4,121
Retirement obligations incurred	-	20,274
Revisions in estimated cash flows	16,445	7,141
Settlement of retirement obligations	(39,574)	(7,645)
Ending balance as of June 30	$229,996	$223,397

As of June 30, 2009, approximately $71.2 million of the decommissioning and asset retirement obligation is related to well abandonment and decommissioning costs to be incurred over the next twelve month period and is included in current liabilities in the accompanying consolidated balance sheet.

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

Derivative Hedge Contracts

As of June 30, 2009, we had the following cash flow hedging swap contracts outstanding relating to a portion of our Maritech subsidiary’s gas production:

Derivative Contracts	Aggregate Daily Volume	Weighted Average Contract Price	Contract Year
June 30, 2009
Natural gas swap contracts	25,000 MMBtu/day	$8.967/MMBtu	2009
Natural gas swap contracts	20,000 MMBtu/day	$8.147/MMBtu	2010

During the second quarter of 2009, we liquidated our cash flow hedging swap contracts associated with Maritech’s oil production in exchange for cash of approximately $23.1 million. Also during the second quarter of 2009, we added an additional natural gas swap contract for 10,000 MMBtu/day of 2010 production at a contract price of $6.03/MMBtu. In August 2009, we added an oil swap contract for 2,000 barrels/day of 2010 production at a contract price of $78.70/barrel.

We believe that our swap agreements are “highly effective cash flow hedges,” as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in managing the volatility of future cash flows associated with our oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income. This component of accumulated other comprehensive income associated with cash flow hedge derivative contracts, including those derivative contracts which have been liquidated, will be subsequently reclassified into product sales revenues utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately.

The fair value of our natural gas swap contracts as of June 30 2009 is as follows:

	Balance Sheet	Fair Value at
Derivatives designated as hedging	Location	June 30, 2009
instruments under SFAS No. 133		(In Thousands)

Natural gas swap contracts	Current assets	$32,482
Natural gas swap contracts	Long-term assets	7,511
Total derivatives designated as hedging
instruments under SFAS No. 133		$39,993

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

As the hedge contracts were highly effective, the effective portion of the gain, net of tax, from changes in contract fair value, including the gain on the liquidated oil swap contracts, is included in other comprehensive income within stockholders’ equity as of June 30, 2009.

	June 30, 2009
	Oil	Natural Gas	Total
Derivative swap contracts	(In Thousands)
Amount of gain recognized in other comprehensive income
on derivatives, net of taxes (effective portion)	$14,379	$22,627	$37,006

	Three Months Ended June 30, 2009
	Oil	Natural Gas	Total
Derivative swap contracts	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$2,361	$11,365	$13,726
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(43)	(604)	(647)

	Six Months Ended June 30, 2009
	Oil	Natural Gas	Total
Derivative swap contracts	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$6,882	$18,758	$25,640
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(284)	(1,242)	(1,526)

Other Hedge Contracts

Our long-term debt includes borrowings which are designated as a hedge of our net investment in our European calcium chloride operations. At June 30, 2009, we had 35 million Euros (approximately $49.2 million) designated as a hedge of a net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $4.1 million, net of taxes, at June 30, 2009.

NOTE F – COMPREHENSIVE INCOME

Comprehensive income (loss) for the three and six month periods ended June 2009 and 2008 is as follows:

	Three Months Ended June 30,
	2009	2008
	(In Thousands)

Net income	$9,175	$29,417
Net change in derivative fair value including ineffectiveness,
net of taxes of $(3,966) and $(47,216), respectively	(6,695)	(79,708)
Reclassification of derivative fair value into earnings, net of
taxes of $(5,103) and $4,893, respectively	(8,623)	8,261
Foreign currency translation adjustment, including taxes of
$425 and $324, respectively	5,681	596
Comprehensive income (loss)	$(462)	$(41,434)

	Six Months Ended June 30,
	2009	2008
	(In Thousands)

Net income	$20,337	$36,104
Net change in derivative fair value including ineffectiveness,
net of taxes of $3,378 and $(60,935), respectively	5,703	(102,868)
Reclassification of derivative fair value into earnings, net of
taxes of $(9,536) and $7,590, respectively	(16,104)	12,814
Foreign currency translation adjustment, including taxes of
$(772) and $1,545, respectively	4,253	2,748
Comprehensive income (loss)	$14,189	$(51,202)

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

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing most of the claims in this lawsuit but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables.

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class action lawsuit, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and

Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. Pursuant to that agreement, the purported derivative plaintiff has 45 days from the federal court’s July 9, 2009 ruling to file an amended petition with the state court.

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

Insurance Litigation - Through June 30, 2009, we have expended approximately $57.1 million on well intervention work on certain wells associated with the three Maritech offshore platforms which were destroyed as a result of Hurricanes Katrina and Rita in 2005. We estimate that future repair and well intervention efforts related to these destroyed platforms, including platform debris removal and other storm related costs, will result in approximately $50 million to $70 million of additional costs. As a result of submitting claims associated with the $57.1 million of well intervention costs previously expended and responding to underwriters’ request for additional information, approximately $28.9 million of these well intervention costs have been reimbursed; however, our insurance underwriters maintain that well intervention costs for certain of the damaged wells do not qualify as covered costs and that certain well intervention costs for qualifying wells are not covered under the policy. In addition, the underwriters have also maintained that there is no additional coverage provided under an endorsement we obtained in August 2005 for the cost of removal of these platforms or for other damage repairs on certain properties in excess of the insured values provided by our property damage policy. Although we provided requested information to the underwriters regarding the damaged wells and had numerous discussions with the underwriters, brokers, and insurance adjusters, we did not receive the requested reimbursement for these contested costs. As a result, on November 16, 2007, we filed a lawsuit in Montgomery County, Texas, entitled Maritech Resources, Inc. v. Certain Underwriters and Insurance Companies at Lloyd’s, London subscribing to Policy no. GA011150U and Steege Kingston, in which we are seeking damages for breach of contract and various related claims and a declaration of the extent of coverage of an endorsement to the policy. We also made an alternative claim against our insurance broker based on its procurement of the August 2005 endorsement and a separate claim against underwriters’ insurance adjuster for its role in handling the insurance claim. The lawsuit is currently set for trial in October 2009. We cannot predict the outcome of this lawsuit.

We continue to believe that the costs expended, up to the amount of coverage limits, qualify for coverage pursuant to the policy. However, during the fourth quarter of 2007, we reversed the anticipated insurance recoveries previously included in estimating Maritech’s decommissioning liability, increasing the decommissioning liability to $48.4 million for well intervention and debris removal work to be performed, assuming no insurance reimbursements will be received. In addition, during 2007 we reversed a portion of our anticipated insurance recoveries previously included in accounts receivable related to certain damage repair costs incurred, as the amount and timing of further reimbursements from our insurance providers are now indeterminable.

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

Our Offshore Division, previously known as our Well Abandonment and Decommissioning (WA&D) Division, consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea services such as plugging and abandonment, workover, inland water drilling, and wireline services; (2) construction and decommissioning services, including hurricane damage remediation, utilizing our heavy lift barges and cutting technologies in the construction or decommissioning of offshore oil and gas production platforms and pipelines; and (3) diving services involving conventional and saturated air diving and the operation of several dive support vessels.

The Maritech segment consists of our Maritech subsidiary, which, with its subsidiaries, is an oil and gas exploration, exploitation, and production company focused in the offshore, inland waters, and onshore regions of the Gulf of Mexico. Maritech acquires oil and gas properties in order to grow its production operations, to provide additional development and exploitation opportunities, and to provide a baseload of business for the Division’s Offshore Services segment.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$46,733	$79,096	$93,715	$130,086
Offshore Division
Offshore Services	678	1,179	1,570	2,242
Maritech	44,518	75,138	84,988	132,349
Intersegment eliminations	-	-	-	-
Total Offshore Division	45,196	76,317	86,558	134,591
Production Enhancement Division
Production Testing	-	-	-	-
Compressco	451	2,357	2,765	5,318
Total Production Enhancement Division	451	2,357	2,765	5,318
Consolidated	92,380	157,770	183,038	269,995

Services and rentals
Fluids Division	15,462	17,333	32,144	33,429
Offshore Division
Offshore Services	91,579	78,532	138,699	128,600
Maritech	890	324	1,632	632
Intersegment eliminations	(21,383)	(2,774)	(29,026)	(5,919)
Total Offshore Division	71,086	76,082	111,305	123,313
Production Enhancement Division
Production Testing	18,286	32,008	42,905	61,520
Compressco	20,730	21,196	43,803	41,288
Total Production Enhancement Division	39,016	53,204	86,708	102,808
Consolidated	125,564	146,619	230,157	259,550

Intersegment revenues
Fluids Division	16	37	41	135
Offshore Division
Offshore Services	-	1	32	36
Maritech	-	-	-	-
Intersegment eliminations	-	-	-	-
Total Offshore Division	-	1	32	36
Production Enhancement Division
Production Testing	1	2	1	14
Compressco	-	-	-	-
Total Production Enhancement Division	1	2	1	14
Intersegment eliminations	(17)	(40)	(74)	(185)
Consolidated	-	-	-	-

Total revenues
Fluids Division	62,211	96,466	125,900	163,650
Offshore Division
Offshore Services	92,257	79,712	140,301	130,878
Maritech	45,408	75,462	86,620	132,981
Intersegment eliminations	(21,383)	(2,774)	(29,026)	(5,919)
Total Offshore Division	116,282	152,400	197,895	257,940
Production Enhancement Division
Production Testing	18,287	32,010	42,906	61,534
Compressco	21,181	23,553	46,568	46,606
Total Production Enhancement Division	39,468	55,563	89,474	108,140
Intersegment eliminations	(17)	(40)	(74)	(185)
Consolidated	$217,944	$304,389	$413,195	$529,545

	Three Months Ended				Six Months Ended,
	June 30,				June 30,
	2009		2008		2009		2008
Income before taxes and discontinued operations	(In Thousands)
Fluids Division	$1,216		$15,570		$13,369		$22,411
Offshore Division
Offshore Services	23,024		11,547		22,380		7,444
Maritech	(11,431)		17,569		(2,245)		24,943
Intersegment eliminations	(187)		303		(498)		546
Total Offshore Division	11,406		29,419		19,637		32,933
Production Enhancement Division
Production Testing	7,382		9,336		13,081		17,758
Compressco	5,904		7,691		12,573		14,641
Total Production Enhancement Division	13,286		17,027		25,654		32,399
Corporate overhead	(12,269	)(1)	(16,513	)(1)	(26,886	)(1)	(30,908	)(1)
Consolidated	$13,639		$45,503		$31,774		$56,835

	June 30,
	2009		2008
Total assets	(In Thousands)
Fluids Division	$361,522		$332,180
Offshore Division
Offshore Services	195,527		249,381
Maritech	428,475		465,092
Intersegment eliminations	(3,399)		(1,573)
Total Offshore Division	620,603		712,900
Production Enhancement Division
Production Testing	108,616		96,071
Compressco	207,945		201,437
Total Production Enhancement Division	316,561		297,508
Corporate overhead	120,312	(2)	112,138	(2)
Consolidated	$1,418,998		$1,454,726

(1) Amounts reflected include the following general corporate expenses:
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
General and administrative expense	$7,901	$11,468	$17,568	$19,895
Depreciation and amortization	748	609	1,447	1,220
Interest expense	3,349	4,434	6,717	9,013
Other general corporate (income) expense, net	271	2	1,154	780
Total	$12,269	$16,513	$26,886	$30,908

(2) Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

The global economic downturn continued to adversely affect the demand for our products and services during the second quarter of 2009, with all operating segments reporting significant decreases in revenues and profitability compared to the second quarter of the prior year with the exception of our Offshore Services segment, which showed increased demand and unprecedented profitability. In particular, our Production Testing and Fluids segments have been impacted by the significant decline in oil and gas drilling activity, which has resulted in reduced demand for completion fluids and production testing services. We are in the process of renegotiating our supply agreements with a significant supplier for our Fluids Division, Chemtura Corporation (Chemtura), as a result of Chemtura’s bankruptcy proceedings. As a result, we expect the purchase price we pay to Chemtura for bromine to increase, although this increase may be partially offset by the effect of other contractual modifications being discussed. Maritech’s oil and gas production revenues continue to be affected by damages suffered as a result of Hurricane Ike, which shut-in a key producing field, and the impact of decreased oil and natural gas prices compared to the prior year. Production volumes have also declined compared to the prior year period due to a decrease in the number of newly drilled wells, as a result of our efforts to conserve capital. Second quarter 2009 profitability for Maritech was also affected by oil and gas property impairments and excess decommissioning costs incurred during the period. As many of its customers respond to lower natural gas prices, our Compressco segment continues to experience decreasing utilization of its compressor units. Compressco has temporarily suspended its fabrication of new units until demand for its production enhancement services increases and inventories of available units are reduced. Countering the declines experienced by each of these segments, our Offshore Services segment reported a high level of activity during the second quarter of 2009, as many of its offshore customers increase their efforts to abandon and decommission Gulf of Mexico oil and gas assets in response to risks from future hurricanes and the significantly increased cost to insure offshore properties. Many offshore operators, including Maritech, have recently discontinued or reduced windstorm insurance coverage until reasonably priced insurance coverage becomes available, and they are seeking to maximize their abandonment and decommissioning efforts as a risk management strategy. Our Offshore Services segment has increased its capacity to service its customers through the leasing of an additional support vessel, which will be utilized for contracted hurricane recovery work during the remainder of the year.

 Our long term growth strategy continues to be tempered by our capital conservation and cost containment efforts as a result of the current economic environment. Despite the 22.0% decrease in consolidated revenues during the first half of 2009 compared to the prior year period, our operating cash flows increased by 13.9%. This increase is partially due to the $23.1 million generated from the liquidation of oil swap derivative contracts as well as our efforts to improve efficiencies and reduce costs, including steps taken to reduce operating and administrative staff, reduce salaries and benefits, reduce inventory and receivables, consolidate locations, and temporarily idle certain equipment assets. While the decision to suspend Maritech’s windstorm insurance coverage is expected to increase operating cash flows during the coming twelve month period, it exposes us to the risk of uninsured hurricane damage during the 2009 storm season. A portion of our operating cash flows will also be consumed by our acceleration of Maritech abandonment and decommissioning efforts, and such expenditures totaled $39.3 million during the first six months of the year. During the second quarter, a large majority of the proceeds from the sale of oil swap derivative contracts was used to reduce the outstanding balance under our revolving credit facility. Capital expenditure activity has also been decreased compared to the prior year period, particularly by our Maritech and Compressco segments, despite the completion of our new corporate headquarters building and the continuing construction of the El Dorado calcium chloride plant, which is expected to begin initial commercial production in the fourth quarter of 2009. These two projects represented 60.8% of the total capital expenditures during the six month period. We continue to reduce and postpone capital spending in an effort to further devote discretionary cash to the reduction of our long term debt. As of June 30, 2009, our cash on hand had increased to $22.6 million and the outstanding balance of our long-term debt had decreased to $399.2 million. Our bank credit facility is scheduled to mature in June 2011, and our Senior Notes are scheduled to mature at various dates from September 2011 through April 2016.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2008. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate our estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable (including insurance receivables), and the current cost of future abandonment and decommissioning obligations. Our judgments and estimates are based on historical experience and on future expectations that are believed to be reasonable. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as our operating environment changes. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In Thousands)
Revenues
Fluids Division	$62,211	$96,466	$125,900	$163,650
Offshore Division
Offshore Services	92,257	79,712	140,301	130,878
Maritech	45,408	75,462	86,620	132,981
Intersegment eliminations	(21,383)	(2,774)	(29,026)	(5,919)
Total Offshore Division	116,282	152,400	197,895	257,940
Production Enhancement Division
Production Testing	18,287	32,010	42,906	61,534
Compressco	21,181	23,553	46,568	46,606
Total Production Enhancement Division	39,468	55,563	89,474	108,140
Intersegment eliminations	(17)	(40)	(74)	(185)
	217,944	304,389	413,195	529,545

Gross profit
Fluids Division	13,182	22,393	30,203	35,650
Offshore Division
Offshore Services	26,673	15,982	29,574	15,975
Maritech	(10,501)	18,274	(2,849)	27,319
Intersegment eliminations	(263)	304	(574)	547
Total Offshore Division	15,909	34,560	26,151	43,841
Production Enhancement Division
Production Testing	3,456	10,841	11,143	21,457
Compressco	8,591	10,246	17,712	19,749
Total Production Enhancement Division	12,047	21,087	28,855	41,206
Other	(749)	(613)	(1,450)	(1,223)
	40,389	77,427	83,759	119,474

Income before taxes and discontinued operations
Fluids Division	1,216	15,570	13,369	22,411
Offshore Division
Offshore Services	23,024	11,547	22,380	7,444
Maritech	(11,431)	17,569	(2,245)	24,943
Intersegment eliminations	(187)	303	(498)	546
Total Offshore Division	11,406	29,419	19,637	32,933
Production Enhancement Division
Production Testing	7,382	9,336	13,081	17,758
Compressco	5,904	7,691	12,573	14,641
Total Production Enhancement Division	13,286	17,027	25,654	32,399
Corporate overhead	(12,269)	(16,513)	(26,886)	(30,908)
	13,639	45,503	31,774	56,835

The above information excludes the results of our Venezuelan and process services businesses, which have been accounted for as discontinued operations.

Three months ended June 30, 2009 compared with three months ended June 30, 2008.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the quarter ended June 30, 2009 were $217.9 million compared to $304.4 million for the second quarter of the prior year, a decrease of 28.4%. Our consolidated gross profit decreased to $40.4 million during the second quarter of 2009 compared to $77.4 million in the prior year quarter, a decrease of 47.8%. Consolidated gross profit as a percentage of revenue was 18.5% during the second quarter of 2009 compared to 25.4% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $22.5 million during the second quarter of 2009 compared to $28.0 million during the second quarter of 2008, a decrease of $5.6 million or 19.9%. This decrease was primarily due to approximately $5.0 million of decreased salary, benefits, contract labor costs, and other associated employee expenses as a result of decreased incentive bonuses and personnel cost reductions. In addition, general and administrative expenses decreased approximately $0.8 million due to decreased office expenses, primarily from decreased office rent following the completion of our new corporate headquarters building, approximately $0.4 million from decreased professional fees, and approximately $0.6 million from decreased marketing, investor relations, and other general expenses. These decreases were partially offset by approximately $0.9 million of increased bad debt expenses and approximately $0.3 million of increased insurance and tax expenses. General and administrative expenses as a percentage of revenue were 10.3% during the second quarter of 2009 compared to 9.2% during the prior year period, as the net decrease in general and administrative expenses was more than offset by the decrease in revenues.

Other Income and Expense – Other income and expense was $0.9 million of expense during the second quarter of 2009 compared to $0.4 million of income during the second quarter of 2008, primarily due to the impact of an approximately $6.8 million impairment charge related to an unconsolidated European joint venture and $0.9 million of increased hedge ineffectiveness. These charges were partially offset by a $5.8 million gain from a legal settlement during the current year period, $0.3 million of increased gains on sales of assets, and approximately $0.3 million of increased other income, primarily from increased foreign currency gains.

Interest Expense and Income Taxes – Net interest expense decreased to $3.4 million during the second quarter of 2009 compared to $4.3 million during the second quarter of 2008, despite increased borrowings of long-term debt which were used to fund our capital expenditure and working capital requirements since the beginning of 2008. The decrease was due to lower interest rates on the outstanding revolving credit facility and due to increased capitalized interest, primarily associated with our Arkansas calcium chloride plant construction project. We anticipate that our new calcium chloride facility in El Dorado, Arkansas will begin initial commercial production during the fourth quarter of 2009. Our provision for income taxes during the second quarter of 2009 decreased to $4.4 million compared to $15.3 million during the prior year period, primarily due to decreased earnings.

Net Income – Net income before discontinued operations was $9.2 million during the second quarter of 2009 compared to $30.2 million in the prior year second quarter, a decrease of $20.9 million or 69.5%. Net income per diluted share before discontinued operations was $0.12 on 75,400,577 average diluted shares outstanding during the second quarter of 2009 compared to $0.40 on 75,752,026 average diluted shares outstanding in the prior year period.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $0.0 million during the second quarter of 2009 compared to $0.7 million of net loss from discontinued operations during the second quarter of 2008.

Net income was $9.2 million during the second quarter of 2009 compared to $29.4 million in the prior year second quarter, a decrease of $20.2 million or 68.8%. Net income per diluted share was $0.12 on 75,400,577 average diluted shares outstanding during the second quarter of 2009 compared to $0.39 on 75,752,026 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues decreased 35.5% to $62.2 million during the second quarter of 2009 compared to $96.5 million during the second quarter of 2008, a $34.3 million decrease. This decrease was primarily from $32.4 million of decreased product sales due to significantly reduced sales volumes for completion fluids and, to a lesser extent, from decreased sales of manufactured chemical products compared to the prior year quarter. The decreased completion fluids sales volumes reflect the decreased oil and gas drilling activity, both domestically and internationally, as reflected in rig count levels compared to the prior year period. The decrease in manufactured chemicals sales volumes is primarily attributed to supply constraints which affected our European operations as well as the general decline in economic conditions affecting the activity levels of the Division’s oil and gas industry customers. The Division also reflected $1.9 million of decreased service revenues due to decreased domestic onshore oil and gas activity.

Our Fluids Division gross profit decreased to $13.2 million during the second quarter of 2009, compared to $22.4 million during the prior year period, a decrease of $9.2 million or 41.1%. Gross profit as a percentage of revenue decreased to 21.2% during the current year period compared to 23.2% during the prior year period. This decrease was primarily due to the decreased completion fluid sales activity discussed above as well as decreased European manufactured products gross profit, which was partially due to the supply constraint discussed above. During March 2009, a major supplier of feedstock raw materials for our Fluids Division, Chemtura, announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy code. As a result of the bankruptcy proceedings, we are in the process of renegotiating certain terms of our supply contracts with Chemtura. While the expected increased cost of the Division’s raw materials could impact its future profitability, this increase may be partially offset by the effect of other contractual modifications being discussed. In addition, the Division’s new El Dorado, Arkansas calcium chloride plant facility is expected to begin initial commercial production during the fourth quarter of 2009.

Fluids Division income before taxes during the second quarter of 2009 decreased $14.4 million to $1.2 million compared to $15.6 million in the corresponding prior year period, a decrease of 92.2%. This decrease was primarily due to the $9.2 million decrease in gross profit discussed above and the $6.8 million charge associated with the impairment of the Division’s investment in a European unconsolidated joint venture. The joint venture plans to cease operation of its calcium chloride manufacturing plant following our joint venture partner’s announced closure of its adjacent plant facility which supplies the joint venture’s plant with feedstock raw material. These decreases were partially offset by approximately $1.3 million of decreased administrative expenses and approximately $0.2 million of increased other income primarily from foreign currency gains.

Offshore Division – Revenues from our Offshore Division, which was previously known as the Well Abandonment and Decommissioning (WA&D) Division, decreased from $152.4 million during the second quarter of 2008 to $116.3 million during the second quarter of 2009, a decrease of $36.1 million or 23.7%. Offshore Division gross profit during the second quarter of 2009 totaled $15.9 million compared to $34.6 million during the prior year second quarter, a decrease of $18.7 million or 54.0%. Offshore Division income before taxes was $11.4 million during the second quarter of 2009 compared to $29.4 million during the prior year period, a decrease of $18.0 million or 61.2%.

The revenues of the Division’s Offshore Services segment increased 15.7% to $92.3 million during the second quarter of 2009 compared to $79.7 million in the prior year second quarter, an increase of $12.5 million. This increase was primarily due to increased offshore decommissioning activity and vessel utilization during the current year quarter due to the current high demand for the segment’s offshore diving, abandonment, heavy lift, and cutting services. Beginning in June 2009, the segment increased its service capacity to its customers through the leasing of a specialized dive service vessel which will be utilized for contracted hurricane recovery work during the remainder of the year. The Offshore Services segment plans to continue to capitalize on the current high demand as Gulf of Mexico oil and gas operators continue to perform recovery operations on offshore properties which were damaged or destroyed by hurricanes during 2005 and 2008 or attempt to accelerate their efforts to abandon and decommission offshore platform facilities in response to risks from future storms and the significantly increased insurance costs for offshore properties. Many offshore operators, including Maritech, have reduced or discontinued windstorm insurance coverage until premium costs decrease or become justifiable and are seeking to maximize their abandonment and decommissioning activity in order to decrease their risk of future damage. The segment is planning to perform a significant amount of such work for Maritech during the next eighteen months.

The Offshore Services segment of the Division reported gross profit of $26.7 million during the second quarter of 2009 compared to $16.0 million of gross profit during the second quarter of 2008, a $10.7 million or 66.9% increase. The Offshore Services segment’s gross profit as a percentage of revenues was 28.9% during the second quarter of 2009 compared to 20.0% during the prior year period. This increase was primarily due to the increased gross profit of the segment’s heavy lift and cutting services businesses, which generated significant efficiencies from increased utilization during the current year period. It is anticipated that the segment’s gross profit margin will continue to exceed prior year levels during the seasonally strong third quarter of the year, as the segment has historically incurred the greatest weather risks associated with offshore operations during the first and fourth quarters. In addition, the segment has consolidated certain office and administrative functions, reduced crews, and temporarily idled selected inland water equipment in order to increase efficiencies for certain of its operations.

Offshore Services segment income before taxes increased from $11.5 million during the second quarter of 2008 to $23.0 million during the current year quarter, an increase of $11.5 million or 99.4%. This increase was due to the $10.7 million increase in gross profit described above, plus approximately $0.8 million of decreased administrative expenses.

The Division’s Maritech operations reported revenues of $45.4 million during the second quarter of 2009 compared to $75.5 million during the prior year period, a decrease of $30.1 million or 39.8%. Revenues decreased by approximately $16.0 million as a result of decreased realized commodity prices. Maritech has hedged a portion of its expected future production by entering into derivative hedge contracts, with certain contracts extending through 2010. Including the impact from its hedge contracts, Maritech reflected average realized oil and natural gas prices during the second quarter of 2009 of $64.10/barrel and $7.32/MMBtu, respectively, compared to $86.19/barrel and $9.83/MMBtu, respectively, during the prior year period. Third quarter 2009 oil and natural gas prices continue to be significantly below the price levels received during the prior year. Decreased production volumes resulted in decreased revenues of approximately $14.6 million, primarily due to certain properties which continue to be shut-in as a result of Hurricane Ike. In particular, one of Maritech’s key oil producing fields, East Cameron 328, will continue to have a portion of its production shut-in until a new platform can be constructed to replace a platform which was toppled during the storm. However, operations are underway to install production equipment on the remaining platform in the field to restore approximately one half of the field’s production prior to the end of 2009. Much of Maritech’s daily production is processed through neighboring platforms, pipelines, and processing facilities of other operators and third parties, many of which were also damaged during the storm. As a result, an additional portion of Maritech’s production remains shut-in. The decreased production from the shut-in properties more than offset newly added production during the quarter from wells drilled in 2008. The level of Maritech’s drilling and development activity has decreased during 2009 as a result of our efforts to conserve capital. Partially offsetting the decrease in prices and volumes, Maritech reported $0.6 million of increased processing revenue during the current year quarter.

Maritech reported negative gross profit of $10.5 million during the second quarter of 2009 compared to $18.3 million of gross profit during the second quarter of 2008, a decrease of $28.8 million or 157.5%. Maritech’s gross profit as a percentage of revenues was 24.2% during the prior year quarter. Although the impact of reduced revenues was partially offset by decreased lease operating and depletion expenses associated with the decreased production, Maritech’s gross profit was also reduced due to excess decommissioning costs incurred during the quarter which were approximately $7.0 million higher than that of the prior year period. Also, Maritech recorded oil and gas property impairments of approximately $2.0 million during the current year period compared to $4.0 million of dry hole costs which were recorded during the prior year period. Maritech discontinued its insurance coverage for windstorm damage due to the current high premium cost of insurance and the reduced levels of coverage. While this decision should result in lower operating expenses beginning in June 2009, Maritech is also exposed to losses from uninsured damages during the current year hurricane season. Depending on the severity and location of the storms, such losses could be significant.

The Division’s Maritech operations reported a pretax loss of $11.4 million during the second quarter of 2009 compared to income before taxes of $17.6 million during the prior year period, a decrease of $29.0 million or 165.1%. This decrease was due to the $28.8 million decrease in gross profit discussed above, plus approximately $0.1 million of increased administrative costs and approximately $0.2 million of decreased gains on sales of properties recorded compared to the prior year period.

Production Enhancement Division – Beginning in the fourth quarter of 2008, our Production Enhancement Division consists of two separate reporting segments: the Production Testing segment and the Compressco segment. Production Enhancement Division revenues decreased from $55.6 million during the second quarter of 2008 to $39.5 million during the current year quarter, a decrease of $16.1 million or 29.0%. Production Enhancement Division gross profit decreased from $21.1 million during the second quarter of 2008 to $12.0 million during the current year period, a decrease of $9.0 million or 42.9%. Production Enhancement Division gross profit as a percentage of revenue also decreased from 38.0% during the second quarter of 2008 to 30.5% during the second quarter of 2009. Production Enhancement Division income before taxes decreased during the second quarter of 2009 to $13.3 million, compared to $17.0 million during the second quarter of 2008, a decrease of $3.7 million or 22.0%.

Production Testing revenues decreased dramatically during the second quarter of 2009 to $18.3 million, a $13.7 million decrease compared to $32.0 million during the second quarter of 2008. This 42.9% decrease was primarily due to the significant decrease in demand due to decreased drilling activity. The Division’s Production Testing segment is particularly affected by the activities of its domestic customers, many of whom have significantly decreased activity due to the current economic climate. This decrease was partially offset by slightly increased international revenues, primarily in Mexico and Brazil.

Production Testing gross profit decreased 68.1% during the second quarter of 2009 from $10.8 million during the prior year period to $3.5 million during the current year period, a decrease of $7.4 million. Gross profit as a percentage of revenues also decreased dramatically from 33.9% during the second quarter of 2008 to 18.9% during the second quarter of 2009. This decrease was due to the significantly weaker demand and decreased activity domestically.

Production Testing income before taxes decreased from $9.3 million during the second quarter of 2008 to $7.4 million during the second quarter of 2009, a decrease of $2.0 million or 20.9%. This decrease was due to the $7.4 million decrease in gross profit discussed above, partially offset by approximately $0.1 million of decreased administrative costs and approximately $5.2 million of increased other income, primarily due to a $5.8 million legal settlement awarded during the second quarter of 2009.

Compressco revenues decreased from $23.6 million during the second quarter of 2008 to $21.2 million during the current year quarter, a $2.4 million or 10.1% decrease. This decrease was due to the decreased utilization of Compressco’s GasJack® compressor fleet, as lower natural gas prices and industry economic conditions have resulted in decreased demand for wellhead compression services. In response to the current economic environment, beginning in early 2009, Compressco has temporarily suspended its fabrication of new compressor units until demand for its production enhancement services increases and inventories of available units are reduced. However, Compressco continues to seek new niche opportunities to expand its operations, including additional opportunities in international markets.

Compressco gross profit decreased from $10.2 million during the second quarter of 2008 to $8.6 million during the second quarter of 2009, a decrease of $1.7 million or 16.2%. Gross profit as a percentage of revenues also decreased from 43.5% during the second quarter of 2008 to 40.6% during the current year period. This decrease was due to unabsorbed fabrication overhead as a result of the decreased production of new compressor units and other increased operating expenses for Compressco’s domestic operations.

Income before taxes for Compressco decreased from $7.7 million during the second quarter of 2008 to $5.9 million during the second quarter of 2009, a decrease of $1.8 million or 23.2%. This decrease was primarily due to the $1.7 million of decreased gross profit discussed above, plus approximately $0.2 million of increased administrative costs.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead decreased from $16.5 million during the second quarter of 2008 to $12.3 million during the second quarter of 2009, primarily due to decreased administrative and interest expense. Corporate administrative costs decreased approximately $3.6 million due to approximately $3.1 million of decreased salaries and other general employee expenses, primarily due to decreased incentive bonus expense. General and administrative expenses also decreased due to approximately $0.4 million of decreased office expenses, primarily from decreased office rent following the first quarter 2009 completion of our new corporate headquarters building, and approximately $0.4 million of decreased investor relations and professional services expenses. These decreases were partially offset by approximately $0.3 million of increased insurance, taxes, and other general expenses. Corporate interest expense also decreased by approximately $1.1 million during the second quarter of 2009 due to lower interest rates on the outstanding balance of our bank credit facility as well as from an increase in the amount of interest capitalized during the period, primarily due to the Arkansas calcium chloride plant construction project. These decreases in Corporate Overhead during the current year quarter were partially offset by approximately $0.3 million of increased other expense, primarily due to increased hedge ineffectiveness.

Six months ended June 30, 2009 compared with six months ended June 30, 2008.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the six months ended June 30, 2009 were $413.2 million compared to $529.5 million for the first six months of the prior year, a decrease of 22.0%. Total consolidated gross profit decreased to $83.8 million during the first six months of 2009 compared to $119.5 million in the prior year period, a decrease of 29.9%. Consolidated gross profit as a percentage of revenue was 20.3% during the first six months of 2009 compared to 22.6% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $47.0 million during the first six months of 2009 compared to $53.1 million during the first six months of 2008, a decrease of $6.1 million or 11.5%. This decrease was primarily due to approximately $6.0 million of decreased salary, benefits, contract labor costs, and other associated employee expenses primarily due to decreased bonuses and overall personnel cost reduction efforts. General and administrative expenses were also decreased due to approximately $1.2 million of decreased professional fees, approximately $0.9 million of decreased office expense primarily from decreased office rent following the first quarter 2009 completion of our new corporate headquarters building, and approximately $0.4 million of decreased marketing, investor relations, and other general expenses. These decreases were partially offset by approximately $1.2 million of increased bad debt expenses and approximately $0.8 million of increased insurance and tax expenses. Despite these net decreases, general and administrative expenses as a percentage of revenue increased to 11.4% during the first six months of 2009 compared to 10.0% during the prior year period, due to decreased revenues.

Other Income and Expense – Other income and expense was $1.6 million of income during the first six months of 2009 compared to $0.8 million of expense during the first six months of 2008, primarily due to approximately $5.8 million of gain recognized related to a legal settlement during the current year period, $3.4 million of increased gains on sales of assets, and approximately $0.8 million of increased other income primarily from increased foreign currency gains, during the current year period. These increases were partially offset by an impairment charge of approximately $6.8 million during the current year period associated with the write down of our unconsolidated European joint venture investment and approximately $0.8 million of increased hedge ineffectiveness.

Interest Expense and Income Taxes – Net interest expense decreased to $6.6 million during the first six months of 2009 compared to $8.7 million during the first six months of 2008, despite increased borrowings of long-term debt which were used to fund our capital expenditure and working capital requirements since the beginning of 2008. The decrease was due to lower interest rates on the outstanding revolving credit facility and due to increased capitalized interest primarily associated with our Arkansas calcium chloride plant and corporate headquarters construction projects. The corporate headquarters building was completed during the first quarter of 2009 and we anticipate that our new calcium chloride facility in El Dorado, Arkansas will begin initial commercial production during the fourth quarter of 2009. Our provision for income taxes during the first six months of 2009 decreased to $11.2 million compared to $19.3 million during the prior year period, primarily due to decreased earnings.

Net Income – Net income before discontinued operations was $20.6 million during the first six months of 2009 compared to $37.5 million in the prior year period, a decrease of $16.9 million or 45.1%. Net income per diluted share before discontinued operations was $0.27 on 75,199,796 average diluted shares outstanding during the first six months of 2009 compared to $0.50 on 75,608,226 average diluted shares outstanding in the prior year period.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $0.2 million during the first six months of 2009 compared to $1.4 million of net loss from discontinued operations during the first six months of 2008.

Net income was $20.3 million during the first six months of 2009 compared to $36.1 million in the prior year period, a decrease of $15.8 million or 43.7%. Net income per diluted share was $0.27 on 75,199,796 average diluted shares outstanding during the first six months of 2009 compared to $0.48 on 75,608,226 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues during the first six months of 2009 were $125.9 million, a decrease of $37.8 million compared to $163.7 million of revenues during the first six months of 2008. This 23.1% decrease was primarily due to reduced product sales revenues, which decreased $36.4 million, primarily due to decreased sales volumes of completion fluids products as a result of the overall decreased demand for the Division’s brine products. This decrease reflects the overall decreased industry spending as reflected in the current domestic and international rig counts. In addition, and to a lesser extent, the decreased product sales revenues were due to decreased sales volumes of the Division’s manufactured chemicals products, primarily as a result of supply constraints affecting our European operations as well as the impact of overall decreased economic conditions affecting the level of activity by the Division’s oil and gas industry customers. In addition, the Division reflected $1.3 million of decreased service revenues, due to decreased domestic onshore oil and gas activity.

Our Fluids Division gross profit decreased to $30.2 million during the first six months of 2009 compared to $35.7 million during the prior year period, a decrease of $5.4 million or 15.3%. Gross profit as a percentage of revenue increased, however, to 24.0% during the current year period compared to 21.8% during the prior year period, primarily due to increased international margins. The decrease in gross profit was primarily due to the decreased sales volumes discussed above, particularly for domestic completion fluids products. During March 2009, a major supplier of feedstock raw materials for our Fluids Division, Chemtura, announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy code. As a result of the bankruptcy proceedings, we are in the process of renegotiating certain terms of our supply contracts with Chemtura. While the expected increased cost of the Division’s raw materials could impact its future profitability, this increase may be partially offset by the effect of other contractual modifications being discussed. In addition, the Division’s new El Dorado, Arkansas calcium chloride plant facility is expected to begin initial commercial production during the fourth quarter of 2009.

Fluids Division income before taxes during the first six months of 2009 totaled $13.4 million compared to $22.4 million in the corresponding prior year period, a decrease of $9.0 million or 40.3%. This decrease was generated by the $5.4 million decrease in gross profit discussed above and the $6.8 million charge associated with the impairment of the Division’s investment in a European unconsolidated joint venture. The joint venture plans to cease operation of the calcium chloride manufacturing plant following our joint venture partner’s announced closure of its adjacent plant facility which supplies the joint venture’s plant with feedstock raw material. These decreases were partially offset by approximately $2.2 million of decreased administrative expenses and approximately $1.1 million of increased other income primarily from foreign currency gains.

Offshore Division – Revenues from our Offshore Division, which was previously known as the Well Abandonment and Decommissioning (WA&D) Division, decreased from $257.9 million during the first six months of 2008 to $197.9 million during the first six months of 2009, a decrease of $60.0 million or 23.3%. Offshore Division gross profit during the first six months of 2009 totaled $26.2 million compared to $43.8 million during the prior year period, a decrease of $17.7 million or 40.4%. Offshore Division income before taxes was $19.6 million during the first six months of 2009 compared to $32.9 million during the prior year period, a decrease of $13.3 million or 40.4%.

The revenues of the Division’s Offshore Services operations increased to $140.3 million during the first six months of 2009 compared to $130.9 million in the prior year period, an increase of $9.4 million or 7.2%. This increase was due to increased utilization, particularly by the segment’s diving, heavy lift, and cutting services businesses, which continue to enjoy high demand following the 2005 and 2008 hurricanes. Beginning in June 2009, the segment has increased its service fleet through the leasing of a specialized dive service vessel which will be utilized for contracted hurricane recovery work during the remainder of the year. The Offshore Services segment plans to continue to capitalize on the current high demand levels for well abandonment and decommissioning services in the Gulf of Mexico to be performed over the next several years on offshore properties which were damaged or destroyed by hurricanes during 2005 and 2008. In addition, many offshore oil and gas operators, including Maritech, have accelerated their efforts to abandon and decommission offshore platform facilities in response to the risks from future storms and the significantly increased insurance cost for offshore properties. Many of such operators have discontinued or reduced their windstorm insurance coverage until premium costs decrease or become justifiable and are seeking to maximize their abandonment and decommissioning activity in order to decrease their risk of future damage. A significant amount of such work is planned for Maritech during the next eighteen months.

The Offshore Services segment of the Division reported gross profit of $29.6 million during the first six months of 2009 compared to $16.0 million of gross profit during the first six months of 2008, a $13.6 million or 85.1% increase. The Offshore Services segment’s gross profit as a percentage of revenues was 21.1% during the first six months of 2009 compared to 12.2% during the prior year period. This increase was primarily due to the increased gross profit of the segment’s contract diving, heavy lift, and cutting services businesses, which generated significant efficiencies from increased utilization during the current year period. The segment’s increased gross profit margin is expected to remain high during the seasonally strong third quarter of the year, as the segment has historically incurred the greatest weather risks associated with offshore operations during the first and fourth quarters. In addition, the segment has consolidated certain office and administrative functions, reduced crews, and temporarily idled selected inland water equipment in order to increase efficiencies for certain of its operations.

Offshore Services segment income before taxes increased from $7.4 million during the first six months of 2008 to $22.4 million during the current year period, an increase of $14.9 million or 200.6%. This increase was due to the $13.6 million increase in gross profit described above, plus approximately $1.1 million of decreased administrative expenses and $0.3 million of decreased other expense.

The Division’s Maritech operations reported revenues of $86.6 million during the first six months of 2009 compared to $133.0 million during the prior year period, a decrease of $46.4 million or 34.9%. Decreased production volumes resulted in decreased revenues of approximately $26.4 million, primarily due to certain properties which continue to be shut-in as a result of Hurricane Ike. In particular, one of Maritech’s key oil producing fields, East Cameron 328, will continue to have a portion of its production shut-in until a new platform can be constructed to replace a platform which was toppled during the storm. However, operations are underway to install production equipment on the remaining platform in the field to restore approximately one half of the field’s production prior to the end of 2009. Much of Maritech’s daily production is processed through neighboring platforms, pipelines, and processing facilities of other operators and third parties, many of which were also damaged during the storm. As a result, a portion of Maritech’s production remains shut-in. The decreased production from the shut-in properties more than offset newly added production during the period from wells drilled in 2008. The level of Maritech’s drilling and development activity has decreased during 2009 as a result of our efforts to conserve capital. In addition to the decreased production, revenues decreased by approximately $20.9 million as a result of decreased realized commodity prices. Maritech has hedged a portion of its expected future production levels by entering into derivative hedge contracts. Including the impact of its hedge contracts during the first six months of 2009, Maritech reflected average realized oil and natural gas prices of $63.77/barrel and $7.71/MMBtu, respectively, each of which was lower than 2008 levels. Third quarter 2009 oil and natural gas prices continue to be significantly below price levels received during the prior year. Partially offsetting these revenue decreases, Maritech reported $1.0 million of increased processing revenue during the current year period.

Maritech reported negative gross profit of $2.8 million during the first six months of 2009 compared to $27.3 million of gross profit during the first six months of 2008, a decrease of $30.2 million or 110.4%. Maritech’s gross profit as a percentage of revenues during the prior year period was 20.5%. In addition to the impact of reduced production volumes and commodity prices during the first half of the current year period, Maritech also charged to earnings $5.3 million of increased excess decommissioning costs incurred, $2.3 million of oil and gas property impairments, and $2.4 million of increased hurricane repair expenses compared to the prior year period. Partially offsetting these decreases was $5.4 million of insurance proceeds from the 2005 hurricane damages, which was credited to operating expenses during the first quarter of 2009. In addition, during the first six months of 2008, Maritech recorded $4.0 million of dry hole costs. Maritech discontinued its insurance coverage for windstorm damage due to the current high premium cost of insurance and the reduced levels of coverage. While this decision should result in lower operating expenses beginning in June 2009, Maritech is also exposed to losses from uninsured damages during the current year hurricane season. Depending on the severity and location of the storms, such losses could be significant.

Maritech reported a pretax loss of $2.2 million during the first six months of 2009 compared to income before taxes of $24.9 million during the prior year period, a decrease of $27.2 million or 109.0%. This decrease was due to the $30.2 million decrease in gross profit discussed above and was partially offset by approximately $0.6 million of decreased administrative costs and approximately $2.4 million of increased gains on sales of properties recorded compared to the prior year period.

Production Enhancement Division – Beginning in the fourth quarter of 2008, our Production Enhancement Division consists of two separate reporting segments: the Production Testing segment and the Compressco segment. Production Enhancement Division revenues decreased from $108.1 million during the first six months of 2008 to $89.5 million during the current year period, a decrease of $18.7 million or 17.3%. Production Enhancement Division gross profit decreased from $41.2 million during the first six months of 2008 to $28.9 million during the current year period, a decrease of $12.4 million or 30.0%. Production Enhancement Division gross profit as a percentage of revenue also decreased from 38.1% during the first six months of 2008 to 32.2% during the first six months of 2009. Production Enhancement Division income before taxes decreased during the first six months of 2009 to $25.7 million compared to $32.4 million during the first six months of 2008, a decrease of $6.7 million or 20.8%.

Production Testing revenues decreased during the first six months of 2009 to $42.9 million, a 30.3% or $18.6 million decrease compared to $61.5 million during the first six months of 2008. This decrease was due to the decrease in domestic operations, primarily due to the decreased drilling activity, as reflected by the domestic rig count. The Division’s Production Testing segment is particularly affected by the activities of its domestic customers, many of which have been significantly affected by the current economic climate. This decrease was partially offset by slightly increased international revenues, primarily in Mexico and Brazil.

Production Testing gross profit also decreased from $21.5 million during the first six months of 2008 to $11.1 million during the current year period, a decrease of $10.3 million or 48.1%. Gross profit as a percentage of revenues also decreased from 34.9% during the first six months of 2008 to 26.0% during the first six months of 2009. This decrease was due to the weaker demand and decreased activity domestically, particularly during the second quarter of 2009.

Production Testing income before taxes decreased from $17.8 million during the first six months of 2008 to $13.1 million during the first six months of 2009, a decrease of $4.7 million or 26.3%. This decrease was due to the $10.3 million decrease in gross profit discussed above, which was partially offset by approximately $5.6 million of increased other income, primarily due to a second quarter legal settlement.

Compressco revenues during the first six months of 2009 remained flat compared to the prior year period at $46.6 million, reflecting the decreased demand during the first half of 2009 compared to the end of the prior year. Lower natural gas prices and general industry economic conditions have resulted in decreased demand for wellhead compression services, as reflected in Compressco’s reduced utilization of its GasJack® compressor fleet. In response to the current economic environment, beginning in early 2009, Compressco has temporarily suspended its fabrication of new compressor units until demand for its production enhancement services increases and inventories of available units are reduced. However, Compressco continues to seek new niche opportunities to expand its operations, including additional opportunities in international markets.

Compressco gross profit decreased from $19.7 million during the first six months of 2008 to $17.7 million during the first six months of 2009, a decrease of $2.0 million or 10.3%. Gross profit as a percentage of revenues also decreased from 42.4% during the first six months of 2008 to 38.0% during the current year period. This decrease was primarily due to unabsorbed fabrication overhead as a result of the decreased production of new compressor units along with other increased operating expenses for Compressco’s domestic operations.

Income before taxes for Compressco decreased from $14.6 million during the first six months of the prior year to $12.6 million during the first six months of 2009, a decrease of $2.1 million and 14.1%. This decrease was primarily due to the $2.0 million of decreased gross profit discussed above, plus approximately $0.1 million of increased administrative costs.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead decreased from $30.9 million during the first six months of 2008 to $26.9 million during the first six months of 2009, primarily due to decreased administrative and interest expense. Corporate administrative costs decreased approximately $2.3 million due to approximately $1.8 million of decreased salaries and other general employee expenses, primarily due to decreased incentive bonus expense and other employee related costs, partially offset by increased equity compensation expense.  In addition, corporate administrative expense was reduced by approximately $1.0 million of decreased professional services and investor relations expense and $0.2 million of decreased office expenses, primarily from decreased office rent following the first quarter 2009 completion of our new corporate headquarters building. These decreases were partially offset by approximately $0.7 million of increased insurance, taxes, and other general expenses. Corporate interest expense decreased by approximately $2.3 million during the first six months of 2009 due to lower interest rates on the outstanding balance of our bank credit facility as well as from an increase in the amount of interest capitalized on construction projects during the period. These decreases in corporate overhead were partially offset by approximately $0.2 million of increased depreciation and approximately $0.4 million of increased other expense primarily from increased hedge ineffectiveness.

Liquidity and Capital Resources

Given the current economic environment, we are balancing our long-term growth objectives with an attention to conserving cash and reducing long-term debt. Our management’s focus includes maximizing operating cash flows by reducing operating and administrative expenses, while preserving liquidity through reduced capital expenditures. This focus has not interrupted two of our most significant capital projects: the construction of our new headquarters building, which was completed during the first quarter of 2009, and our new El Dorado, Arkansas calcium chloride plant facility, which is expected to be completed later this year. Particularly following the completion of the Arkansas plant, we intend to apply discretionary cash flows to the reduction of our outstanding long-term debt balances.

 Operating Activities – Cash flows generated by operating activities totaled approximately $130.0 million during the first six months of 2009 compared to approximately $114.1 million during the prior year period, an increase of 13.9%. Despite decreased earnings and a significant increase in the amount of decommissioning activity during the period, operating cash flows increased, largely due to the $23.1 million generated from Maritech’s liquidation of oil swap derivative contracts during the second quarter of 2009. In addition, working capital changes contributed significantly to operating cash flows during the current year period. Future operating cash flows for many of our businesses are largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. Such demand has decreased due to current economic conditions, and we expect that this current decreased demand for many of our products and services may continue indefinitely. In addition, the remaining shut-in production resulting from damages suffered during Hurricane Ike continues to negatively affect the level of Maritech’s operating cash flows. Maritech’s operating cash flows have also decreased compared to the prior year as a result of lower oil and natural gas prices, although the impact of commodity price volatility is largely offset by the impact of commodity derivative contracts, which currently extend through 2010. We expect the overall reduced operating cash flows as a result of the currently decreased demand for certain of our products and services to be partially offset by our continuing efforts to decrease our operating and administrative costs. In addition, our Offshore Services segment is benefiting from the current high demand for its services from offshore operators.

Future operating cash flows will be significantly affected by the timing of hurricane repair expenditures and the subsequent collection of insurance claim reimbursements. As of June 30, 2009, we had insurance receivables of approximately $37.3 million. As a result of the 2005 and 2008 hurricanes, Maritech has six offshore platforms and one remaining inland water production facility which were toppled and destroyed. The estimated cost to perform well intervention, decommissioning, and debris removal efforts on these platforms is particularly imprecise due to the unique nature of the work to be performed. Although it has not completed its assessment of the damages, Maritech estimates that future well intervention and abandonment efforts, as well as the efforts to remove debris, reconstruct certain destroyed structures, and redrill certain wells associated with these destroyed platforms and production facility, will cost from $105 to $155 million, net to our interest and before any insurance recoveries. Actual costs could greatly exceed these estimates and could exceed our insurance coverage limits. Maritech incurred well intervention costs in prior years related to hurricane damage suffered in 2005, and certain of those costs have not been reimbursed by insurers. We have reviewed the types of remaining estimated well intervention costs expected to be incurred related to the six toppled platforms, including those costs related to the 2008 storms. Despite our belief that substantially all of these 2008 costs in excess of deductibles and within policy limits will qualify for coverage under our insurance policies, any costs that are similar to the costs that have not yet been reimbursed by our insurers following the 2005 storms have been excluded from anticipated insurance recoveries. Maritech discontinued its insurance coverage for windstorm damage due to the current high premium cost of insurance and the reduced levels of coverage. While this decision should result in increased operating cash flows as a result of lower premium costs beginning in June 2009, Maritech is also exposed to losses from uninsured windstorm damages during the current year hurricane season. Depending on the severity and location of the storms, such losses could be significant.

Future operating cash flows will also be significantly affected by the timing and amount of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties, including the cost associated with the six destroyed offshore platforms discussed above. The third party discounted fair value, including an estimated profit, of Maritech’s total decommissioning liability as of June 30, 2009 was $225.7 million ($242.6 million undiscounted), net of anticipated future insurance recoveries. Approximately $70 million of the cash outflow necessary to extinguish Maritech’s decommissioning liability is expected to occur in the next twelve months with the remainder anticipated to be incurred over several years as the end of the productive life of the individual properties is reached. The amount and timing of these cash outflows are estimated based on expected costs, the timing of future oil and gas production, and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing cost estimates, Minerals Management Service

(MMS) requirements, commodity prices, revisions of reserve estimates, and other factors. During the first six months of 2009, we performed plugging, abandonment, and decommissioning operations on a significant number of Maritech’s properties, expending approximately $39.3 million. A portion of this work was performed on certain of the destroyed offshore platforms. Of the total amount incurred during the first six months of 2009, $10.3 million was in excess of Maritech’s decommissioning liability for the associated properties and was charged to operations during the period.

Maritech’s estimated decommissioning liabilities are also net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of June 30, 2009, Maritech’s total undiscounted decommissioning obligation is approximately $288.4 million and consists of Maritech’s total liability of $242.6 million plus approximately $45.8 million which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During 2009, we plan to expend less than $170 million of capital expenditures and other investing activities, and approximately $105.7 million of this amount was expended during the first six months of 2009. This planned level of capital expenditures is significantly reduced compared to the past two years, despite the expenditures during 2009 associated with two major construction projects: the El Dorado, Arkansas calcium chloride plant facility and the completion of our new headquarters building in The Woodlands, Texas. These two construction projects accounted for 60.8% of our capital expenditures during the first six months of 2009. Due to current capital market constraints, our capital expenditure plans have been reviewed carefully and a significant amount of such capital expenditures has been deferred until after the completion of the Arkansas plant. A large portion of our other planned capital expenditures is related to identified opportunities to grow and expand our existing businesses, and certain of these expenditures may be further postponed or cancelled as conditions change. We expect to fund our 2009 capital expenditure activity through cash flows from operations and from our bank credit facility. This restraint on capital expenditure activity may result in a moderation of the aggressive growth strategy we have experienced over the past several years, and, in the case of Maritech, may result in negative growth as a result of postponing the replacement of depleting oil and gas reserves and production cash flows. However, despite the current economic environment, our long-term growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent we consummate a significant transaction, our liquidity position will be affected.

Cash capital expenditures of approximately $95.4 million during the first six months of 2009 included approximately $58.1 million by the Fluids Division, approximately $47.6 million of which related to our Arkansas calcium chloride facility, with the remaining costs for the Fluids Division expended primarily on the expansion of completion fluids plant facilities. Our Offshore Division incurred approximately $21.0 million of capital expenditures during the period, approximately $14.5 million of which was expended by the Division’s Maritech subsidiary primarily related to exploitation and development expenditures on its offshore oil and gas properties. In addition, the Offshore Division expended approximately $6.4 million on its Offshore Services operations, primarily for costs on its various heavy lift and dive support vessels. The Production Enhancement Division spent approximately $5.9 million, consisting of approximately $4.5 million by the Production Testing segment for production testing equipment fleet expansion and approximately $1.4 million by the Compressco segment for additional wellhead compression equipment. Corporate capital expenditures were approximately $10.4 million, primarily related to the cost to complete our new corporate headquarters building during the first quarter of 2009. In addition to its continuing capital expenditure program, Maritech continues to pursue the acquisition of additional producing oil and gas properties.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flows from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Bank Credit Facilities - We have a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Credit Agreement). As of August 10, 2009, we had an outstanding balance of $89.9 million and $18.0 million in letters of credit and guarantees against the $300 million revolving credit facility, leaving a net availability of $192.1 million. Once our Arkansas calcium chloride facility is completed later this year, we expect that operating and investing cash flows will be sufficient to enable us to begin to further reduce the outstanding balance prior to the end of 2009.

Pursuant to the Credit Agreement, the revolving credit facility is scheduled to mature in June 2011, is unsecured, and is guaranteed by certain of our material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on one of our financial ratios. As of June 30, 2009, the weighted average interest rate on the outstanding balance under the credit facility was 1.28%. We pay a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with the certain financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility prior to 2011. The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. We were in compliance with all covenants and conditions of our Credit Agreement as of June 30, 2009. Our continuing ability to comply with these financial covenants centers largely upon our ability to generate adequate cash flows. Historically, our financial performance has been more than adequate to meet these covenants, and, subject to the duration of the current economic environment, we expect this trend to continue.

Senior Notes - In September 2004, we issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million Euros (approximately $39.3 million equivalent at June 30, 2009) in aggregate principal amount of Series 2004-B Senior Notes pursuant to the Master Note Purchase Agreement. The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year.

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

The Series 2008 Senior Notes, together with the Series 2004-A Senior Notes, Series 2004-B Senior Notes, and Series 2006-A Senior Notes are collectively referred to as the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and guaranteed by substantially all of our wholly owned domestic subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flows over a twelve month period. The Note Purchase Agreement and Master Note Purchase Agreement also contain customary default provisions as well as cross-default provisions relating to any other indebtedness of $20 million or more. We were in compliance with all covenants and conditions of the Note Purchase Agreement and Master Note Purchase Agreement as of June 30, 2009. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement and Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources – In addition to our revolving credit facility, we fund our short-term liquidity requirements from cash generated by operations, from short-term vendor financing, and, to a lesser extent, from leasing with institutional leasing companies. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. Current market conditions, however, have made it increasingly difficult to access capital, either debt or equity, on acceptable terms. Continued instability in the capital markets, as a result of recession or otherwise, may continue to affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our bank revolving credit facility matures in June 2011, and our Senior Notes mature at various dates between September 2011 and April 2016. Unless current market conditions improve prior to the dates of these maturities, the replacement of these capital sources at similar or more favorable terms is unlikely. Given the current environment, it may be necessary to utilize our equity to fund our capital needs or to issue as consideration in an acquisition transaction, either of which could result in dilution to our common stockholders.

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

During the second quarter of 2009, we liquidated swap derivative contracts related to Maritech’s oil production in exchange for net cash received of approximately $23.1 million, a large majority of which was used to pay a portion of our outstanding balance of our bank revolving credit facility. As of June 30, 2009, the market value of our remaining natural gas swap contracts was approximately $40.0 million. All or a portion of these contracts are currently marketable to the corresponding counterparty and could also be liquidated in order to generate additional cash. However, there can be no assurances that such counterparties, the majority of which are banks and financial institutions, would agree to repurchase these swap derivative contracts, particularly if the market values increase significantly or if the counterparty’s financial condition deteriorated. The liquidation of any of these swap contracts, if not replaced with similar derivative contracts, exposes an additional portion of Maritech’s expected future oil and gas production to market price volatility in future periods.

Off Balance Sheet Arrangements – As of June 30, 2009, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing most of the claims in this lawsuit but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables.

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class action lawsuit, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. Pursuant to that agreement, the purported derivative plaintiff has 45 days from the federal court’s July 9, 2009 ruling to file an amended petition with the state court.

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

Insurance Litigation - Through June 30, 2009, we have expended approximately $57.1 million on well intervention work on certain wells associated with the three Maritech offshore platforms which were destroyed as a result of Hurricanes Katrina and Rita in 2005. We estimate that future repair and well intervention efforts related to these destroyed platforms, including platform debris removal and other storm related costs, will result in approximately $50 million to $70 million of additional costs. As a result of submitting claims associated with the $57.1 million of well intervention costs previously expended and responding to underwriters’ request for additional information, approximately $28.9 million of these well intervention costs have been reimbursed; however, our insurance underwriters maintain that well intervention costs for certain of the damaged wells do not qualify as covered costs and that certain well intervention costs for qualifying wells are not covered under the policy. In addition, the underwriters have also maintained that there is no additional coverage provided under an endorsement we obtained in August 2005 for the cost of removal of these platforms or for other damage repairs on certain properties in excess of the insured values provided by our property damage policy. Although we provided requested information to the underwriters regarding the damaged wells and had numerous discussions with the underwriters, brokers, and insurance adjusters, we did not receive the requested reimbursement for these contested costs. As a result, on November 16, 2007, we filed a lawsuit in Montgomery County, Texas, entitled Maritech Resources, Inc. v. Certain Underwriters and Insurance Companies at Lloyd’s, London subscribing to Policy no. GA011150U and Steege Kingston, in which we are seeking damages for breach of contract and various related claims and a declaration of the extent of coverage of an endorsement to the policy. We also made an alternative claim against our insurance broker based on its procurement of the August 2005 endorsement and a separate claim against underwriters’ insurance adjuster for its role in handling the insurance claim. The lawsuit is currently set for trial in October 2009. We cannot predict the outcome of this lawsuit.

We continue to believe that the costs expended, up to the amount of coverage limits, qualify for coverage pursuant to the policy. However, during the fourth quarter of 2007, we reversed the anticipated insurance recoveries previously included in estimating Maritech’s decommissioning liability, increasing the decommissioning liability to $48.4 million for well intervention and debris removal work to be performed, assuming no insurance reimbursements will be received. In addition, during 2007 we reversed a portion of our anticipated insurance recoveries previously included in accounts receivable related to certain damage repair costs incurred, as the amount and timing of further reimbursements from our insurance providers are now indeterminable.

If we successfully collect our reimbursement from our insurance providers, such reimbursements will be credited to operations in the period collected. In the event that our actual well intervention costs are more or less than the associated decommissioning liabilities as adjusted, the difference may be reported in income in the period in which the work is performed.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, expected costs associated with damage from hurricanes and the ability to recover such costs under our insurance policies, the ability to resume operations and production from our damaged or destroyed platforms, the ability to successfully renegotiate our supply agreements with Chemtura or obtain alternate sources of raw materials for certain of our calcium chloride facilities, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2008, and set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to our Market Risk exposures as disclosed in our Form 10-K for the year ended December 31, 2008, other than the following discussion of commodity price risk:

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

During the second quarter of 2009, we liquidated cash flow hedging swap contracts associated with Maritech’s crude oil production in exchange for cash of approximately $23.1 million. Also during the second quarter of 2009, we added an additional natural gas swap contract for 10,000 MMBtu/day of 2010 production at a contract price of $6.03/MMBtu. In August 2009, we added an oil swap contract for 2,000 barrels/day of 2010 production at a contract price of $78.70/barrel. The table below reflects a summary of the cash flow hedging swap contracts outstanding as of June 30, 2009:

Commodity Contracts	Aggregate Daily Volume	Weighted Average Contract Price	Contract Year
June 30, 2009
Natural gas swaps	25,000 MMBtu/day	$8.967/MMBtu	2009
Natural gas swaps	20,000 MMBtu/day	$8.147/MMBtu	2010

Each gas swap contract uses the NYMEX Henry Hub natural gas price as the referenced price. The fair value of our natural gas swap assets at June 30, 2009 was $39,992,000. The portion of this market value associated with the subsequent twelve month’s swap contracts is reflected as a current asset, and the portion related to later periods is reflected as a long-term asset. A $0.10 per MMBtu increase or decrease in the future price of natural gas would result in the market value of the derivative asset changing by $1,158,000.

Net of the impact of the natural gas hedges as of June 30, 2009 described above, each $0.10 per Mcf decrease in natural gas prices would result in a decrease in after tax earnings of $118,000 for the six months ended June 30, 2009.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors set forth below update, and should be read in conjunction with, the risk factors identified in our Annual Report on Form 10-K for the year ended December 31, 2008.

Our operations involve significant operating risks, and insurance coverage may not be available or cost effective.

We are subject to operating hazards normally associated with the oilfield service industry and offshore oil and gas production operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and environmental accidents. Environmental accidents could include, but are not limited to, oil spills; gas leaks or ruptures; uncontrollable flows of oil, gas, or well fluids; or discharges of toxic gases or other pollutants. We are particularly susceptible to adverse weather conditions in the Gulf of Mexico, including hurricanes and other extreme weather conditions. Damage caused by high winds and turbulent seas could potentially cause us to curtail both service and production operations for significant periods of time until damage can be assessed and repaired. The costs to bring damaged wells under control and repair or remove damaged offshore platforms and pipelines can be significant. Moreover, even if we do not experience direct damage from these storms, we may experience disruptions in our operations because customers may curtail their development activities due to damage to their platforms, pipelines, and other related facilities.

These operating hazards also include injuries to employees and third parties during the performance of our operations. Our operation of marine vessels, heavy equipment, and offshore production platforms and the performance of diving services involve a particularly high level of risk. In addition, certain of our employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act, and general maritime law. These laws make the liability limits established by state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages for job-related injuries. Whenever possible, we obtain agreements from customers and suppliers that limit our exposure. However, the occurrence of certain operating hazards, including storms, could result in substantial losses to us due to injury or loss of life, damage to or destruction of property and equipment, pollution or environmental damage, and suspension of operations.

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

We have elected to self-insure windstorm damage to our Maritech assets in the Gulf of Mexico and hurricane damages could result in significant uninsured losses.

Historically, we have maintained windstorm insurance that is designed to cover damages to our Maritech platforms, equipment and other assets located in the Gulf of Mexico. As a result of hurricanes in 2005 and 2008, Maritech suffered varying levels of damage to a majority of its offshore platforms, and several platforms were destroyed. Following these storms, the cost of the windstorm insurance coverage we have typically purchased in the past to cover the offshore assets of Maritech increased dramatically. Current coverage premiums now cost several times more than they did in recent years, particularly for offshore oil and gas production operations. Further, the scope of coverage available under these policies has been significantly reduced, and the deductibles have been dramatically increased. During the second quarter of 2009, we determined that the cost of premiums and the associated deductibles and coverage limits for windstorm damage for Maritech’s offshore properties made the continuation of such coverage uneconomical. Therefore, like many independent Gulf of Mexico operators who have discontinued or reduced insurance coverage, Maritech has discontinued its insurance coverage for windstorm damage for the 2009 hurricane season, electing to self-insure for these damages. Accordingly, Maritech is currently exposed to losses from uninsured windstorm damages during the current year and may be similarly exposed to storms in future years if we choose to remain self-insured. Depending on the severity and location of the storms, such losses could be significant and could have a material adverse effect on our financial position, results of operation, and cash flows.

There can be no assurance that future insurance coverage with more favorable deductible and maximum coverage amounts will be available in the market or that its cost will be justifiable. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the continued availability of insurance or its availability at premium levels that justify its purchase.

We are dependent upon third party suppliers for specific products, services, and equipment necessary to provide certain of our products and services.

We sell a variety of clear brine fluids (CBFs), including brominated CBFs such as calcium bromide, zinc bromide, sodium bromide, and other brominated products, some of which we manufacture and some of which we purchase from third parties. We also sell calcium chloride as a completion fluid for use in oil and gas wells and in other forms and for other applications. Sales of calcium chloride and brominated products contribute significantly to our revenues. In our manufacture of calcium chloride, we use brines, hydrochloric acid and other raw materials obtained from third parties. In our manufacture of brominated products, we use bromine, hydrobromic acid, and other raw materials, including various forms of zinc, which are purchased from third parties. We rely on Chemtura Corporation (Chemtura) as a supplier of raw materials, both for our brominated products needs as well as for the needs of our new El Dorado, Arkansas calcium chloride plant beginning later in 2009. We also acquire brominated products from several third party suppliers.

As a result of the current general economic conditions, many chemical manufacturing feedstock suppliers are experiencing reduced demand, production interruptions, and financial difficulties. During March 2009, Chemtura announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy code. Under bankruptcy, Chemtura has the right to accept or reject executory contracts, such as our agreements with them under which we acquire bromine and brine. We are currently negotiating certain amendments to our existing agreements with Chemtura, as well as certain other agreements. There can be no assurance that we will be able to successfully negotiate amendments to the existing agreements or that any amendments will be on terms favorable to us. Also during 2009, we wrote down the value of our investment in a European calcium chloride manufacturing joint venture following our joint venture partner’s announced shutdown of its adjacent plant facility that supplies feedstock to the joint venture’s plant. In addition, occasional supply constraints for certain of our manufacturing facilities have resulted in certain facilities operating at less than full capacity and resulted in decreased production volumes. A limitation of feedstock supply for our European calcium chloride manufacturing facility affected the production and profitability levels of that operation during the second quarter of 2009, and could affect its operations in the future. The purchase of alternative supplies at less favorable cost could also result in decreased profitability. If we are unable to acquire the brines, brominated products, bromine, hydrobromic acid or hydrochloric acid, zinc, or any other supplies of raw material on reasonable terms for a prolonged period, our business could be materially and adversely affected.

Some of the well abandonment and decommissioning services performed by our Offshore Division require the use of vessels and services provided by third parties. We lease equipment and obtain services from certain providers, but these are subject to availability at reasonable prices.

The fabrication of GasJack® wellhead compressor units by our Compressco subsidiary requires the purchase of many types of components that we obtain from a single source or a limited group of suppliers. Our reliance on these suppliers exposes us to the risk of price increases, inferior component quality, or an inability to obtain an adequate supply of required components in a timely manner. Our Compressco operation’s future growth or profitability may be adversely affected due to our dependence on these key suppliers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
				Total Number of Shares	Approximate Dollar Value) of
	Total Number		Average	Purchased as Part of	Shares that May Yet be Purchased
	of Shares		Price Paid	Publicly Announced	Under the Publicly Announced
Period	Purchased		Per Share	Plans or Programs (1)	Plans or Programs (1)

April 1 - April 30, 2009	-		$-	-	$14,327,000
May 1 - May 31, 2009	2,568	(2)	$7.90	-	$14,327,000
June 1 - June 30, 2009	490	(2)	$9.41	-	$14,327,000
Total	3,058			-	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 5, 2009, we held our annual meeting of stockholders, at which our stockholders voted on the following proposals:

Proposal 1: Election of Directors
The following individuals were nominated and elected as Directors:

	Votes For	Votes Withheld
Stuart M. Brightman	60,876,364	5,445,120
Paul D. Coombs	32,720,816	33,600,668
Ralph S. Cunningham	34,499,083	31,822,401
Tom H. Delimitros	33,279,454	33,042,030
Geoffrey M. Hertel	31,908,203	34,413,281
Allen T. McInnes	27,643,671	38,677,813
Kenneth P. Mitchell	33,283,620	33,037,864
William D. Sullivan	33,273,501	33,047,983
Kenneth E. White, Jr.	33,736,027	32,585,457

Proposal 2: Ratification and approval of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2009.

Votes For	Votes Against	Votes Abstained
63,850,801	2,439,753	30,930

Item 5. Other Information.

(a) In connection with the preparation of our financial statements for the quarterly period ended June 30, 2009, management determined that a charge of approximately $6.8 million for the impairment of an investment in an unconsolidated European joint venture was required. The joint venture’s assets consist primarily of a calcium chloride plant. In April 2009, the joint venture partner announced the planned shutdown of its adjacent plant facility which supplies raw material to the calcium chloride plant. The impairment charge resulted from the anticipated shutdown of the joint venture’s plant. We do not anticipate that the shutdown of the joint venture’s plant will result in significant future cash expenditures. The disclosure set forth in this Item 5 is included in this Quarterly Report on Form 10-Q in accordance with the instructions to Item 2.06 of Form 10-K.

Item 6. Exhibits.

Exhibits:

10.1
Transition Agreement effective as of May 5, 2009, by and among TETRA Technologies, Inc. and Geoffrey M. Hertel (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2009 (SEC File No. 001-13455)).

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

TETRA Technologies, Inc.

Date: August 10, 2009	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: August 10, 2009	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: August 10, 2009	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

10.1
Transition Agreement effective as of May 5, 2009, by and among TETRA Technologies, Inc. and Geoffrey M. Hertel (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2009 (SEC File No. 001-13455)).

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