Form 10-Q
period 2009-09-30
TETRA TECHNOLOGIES INC
filed 2009-11-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 1, 2009, there were 75,429,208 shares outstanding of the Company’s Common Stock, $.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Product sales	$82,476	$103,801	$265,514	$373,796
Services and rentals	171,499	145,298	401,656	404,848
Total revenues	253,975	249,099	667,170	778,644

Cost of revenues:
Cost of product sales	58,598	60,230	175,913	214,448
Cost of services and rentals	95,159	94,768	230,403	266,822
Depreciation, depletion, amortization and accretion	37,445	50,393	114,322	134,192
Total cost of revenues	191,202	205,391	520,638	615,462
Gross profit	62,773	43,708	146,532	163,182

General and administrative expense	24,230	25,641	71,253	78,762
Operating income	38,543	18,067	75,279	84,420

Interest expense, net	2,969	4,217	9,557	12,966
Other (income) expense, net	1,687	(5,316)	61	(4,547)
Income before taxes and discontinued operations	33,887	19,166	65,661	76,001
Provision for income taxes	11,075	7,048	22,269	26,372
Income before discontinued operations	22,812	12,118	43,392	49,629
Loss from discontinued operations, net of taxes	(150)	(461)	(393)	(1,868)
Net income	$22,662	$11,657	$42,999	$47,761

Basic net income per common share:
Income before discontinued operations	$0.30	$0.16	$0.58	$0.67
Loss from discontinued operations	(0.00)	(0.01)	$(0.01)	(0.03)
Net income	$0.30	$0.15	$0.57	$0.64
Average shares outstanding	75,013	74,613	74,973	74,388

Diluted net income per common share:
Income before discontinued operations	$0.30	$0.16	$0.58	$0.65
Loss from discontinued operations	(0.00)	(0.01)	$(0.01)	(0.02)
Net income	$0.30	$0.15	$0.57	$0.63
Average diluted shares outstanding	76,060	76,316	75,490	75,874

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,157	$3,882
Restricted cash	266	2,150
Accounts receivable, net of allowances for doubtful
accounts of $4,219 in 2009 and $3,198 in 2008	236,419	225,491
Inventories	118,657	117,731
Derivative assets, current portion	27,414	38,052
Prepaid expenses and other current assets	36,649	47,768
Assets of discontinued operations	23	239
Total current assets	427,585	435,313

Property, plant and equipment:
Land and building	62,093	23,730
Machinery and equipment	473,688	463,788
Automobiles and trucks	42,156	43,047
Chemical plants	47,442	46,121
Oil and gas producing assets (successful efforts method)	707,791	697,754
Construction in progress	157,343	118,103
Total property, plant and equipment	1,490,513	1,392,543
Less accumulated depreciation and depletion	(646,926)	(585,077)
Net property, plant and equipment	843,587	807,466

Other assets:
Goodwill	99,005	82,525
Patents, trademarks and other intangible assets, net of accumulated
amortization of $18,231 in 2009 and $15,611 in 2008	13,954	16,549
Derivative assets, net	4,388	39,098
Other assets	26,588	31,673
Total other assets	143,935	169,845
Total assets	$1,415,107	$1,412,624

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2009	December 31, 2008
LIABILITIES AND STOCKHOLDERS' EQUITY	(Unaudited)
Current liabilities:
Trade accounts payable	$60,808	$84,027
Accrued liabilities	162,043	128,441
Liabilities of discontinued operations	-	13
Total current liabilities	222,851	212,481

Long-term debt, net of current portion	414,183	406,840
Deferred income taxes	67,514	64,911
Decommissioning liabilities, net of current portion	142,814	202,771
Other liabilities	12,729	9,800
Total long-term and other liabilities	637,240	684,322

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 76,942,837 shares issued at September 30,
2009 and 76,841,424 shares issued at December 31, 2008	769	768
Additional paid-in capital	192,020	186,318
Treasury stock, at cost; 1,601,417 shares held at September 30,
2009 and 1,582,465 shares held at December 31, 2008	(8,880)	(8,843)
Accumulated other comprehensive income	33,418	42,888
Retained earnings	337,689	294,690
Total stockholders' equity	555,016	515,821
Total liabilities and stockholders' equity	$1,415,107	$1,412,624

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating activities:
Net income	$42,999	$47,761
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, amortization and accretion	110,991	118,113
Impairments of long-lived assets	10,039	9,952
Dry hole costs	82	6,127
Provision for deferred income taxes	12,943	10,284
Stock compensation expense	5,730	4,190
(Gain) loss on sale of property, plant and equipment	(2,478)	(3,412)
Other non-cash charges and credits	18,627	5,047
Proceeds from sale of cash flow hedge derivatives	23,060	-
Excess tax benefit from exercise of stock options	-	(1,598)
Equity in (earnings) loss of unconsolidated subsidiary	(293)	(356)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(5,387)	24,643
Inventories	(214)	(6,837)
Prepaid expenses and other current assets	8,101	(4,408)
Trade accounts payable and accrued expenses	(17,360)	(15,699)
Decommissioning liabilities	(71,791)	(15,519)
Operating activities of discontinued operations	203	3,216
Other operating activities	2,045	(1,762)
Net cash provided by operating activities	137,297	179,742

Investing activities:
Purchases of property, plant and equipment	(128,031)	(204,916)
Business combinations	(18,105)	-
Proceeds from sale of property, plant and equipment	1,901	180
Other investing activities	2,664	(1,996)
Net cash used in investing activities	(141,571)	(206,732)

Financing activities:
Proceeds from long-term debt obligations	96,000	151,450
Principal payments on long-term debt obligations	(90,346)	(127,928)
Proceeds from exercise of stock options	376	3,045
Excess tax benefit from exercise of stock options	-	1,598
Net cash provided by financing activities	6,030	28,165
Effect of exchange rate changes on cash	2,519	(1,071)

Increase in cash and cash equivalents	4,275	104
Cash and cash equivalents at beginning of period	3,882	21,833
Cash and cash equivalents at end of period	$8,157	$21,937

Supplemental cash flow information:
Interest paid	$13,017	$12,036
Income taxes paid	10,909	9,192

Supplemental disclosure of non-cash investing and financing activities:
Oil and gas properties acquired through assumption of
decommissioning liabilities	$-	$22,236
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	21,708	21,150

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

Restricted Cash

Restricted cash reflected on our balance sheet as of September 30, 2009 consists of third party funds held by us to be used to make repairs and improvements at one of our Fluids Division completion services facilities. This cash will remain restricted until such time as the associated project is completed or the funds are refunded.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of September 30, 2009 and December 31, 2008, are as follows:

	September 30, 2009	December 31, 2008
	(In Thousands)

Finished goods	$85,305	$85,908
Raw materials	3,030	4,106
Parts and supplies	26,822	26,531
Work in progress	3,500	1,186
	$118,657	$117,731

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

During the third quarter of 2008, we suffered damage to certain of our properties as a result of Hurricanes Ike and Gustav. Primarily as a result of Hurricane Ike, Maritech suffered varying levels of damage to the majority of its offshore oil and gas producing platforms. In addition, three of its offshore platforms and one of its inland water production facilities were toppled and/or destroyed. Maritech is the operator of two of the destroyed offshore platforms and the production facility and owns a 10% working interest in the third offshore platform. In addition, certain of our fluids facilities also suffered damage during the 2008 storms. Maritech also suffered damage as a result of Hurricanes Katrina and Rita during 2005, including three additional offshore platforms that were destroyed.

Remaining hurricane damage repair efforts consist primarily of the well intervention, abandonment, decommissioning, and debris removal associated with the destroyed offshore platforms and the construction of replacement platforms and redrilling of certain destroyed wells. While a portion of the well intervention, abandonment, and decommissioning work has been performed on certain of the destroyed platforms and the inland water production facility, some of the work to be performed has not been fully assessed. Through September 30, 2009, we have incurred approximately $80.6 million for the well intervention, abandonment, and decommissioning work performed on the platforms and production facility which were destroyed by Hurricanes Katrina, Rita, Ike, and Gustav. The majority of the well intervention and decommissioning efforts to date has been performed by our Offshore Services segment. We estimate that remaining well intervention, abandonment, and decommissioning efforts associated with the destroyed platforms and production facility, as well as the efforts to remove debris, reconstruct certain destroyed structures, and redrill certain associated wells, will be performed at an additional cost of approximately $100 to $130 million net to our interest and before any insurance recoveries. The estimated amount of the future cost of well intervention, abandonment, decommissioning, and debris removal was recorded in the period in which such damage occurred, net of expected insurance recoveries, as part of Maritech’s decommissioning liabilities.

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

We have maintained insurance protection which we believe to be customary and in amounts sufficient to reimburse us for a majority of the repair, well intervention, abandonment, decommissioning, and debris removal costs associated with the damages incurred from hurricanes and other damages, such as the value of the lost inventory and the cost to replace the sunken transport barge, reconstruct the destroyed platforms, and redrill the associated wells. Such insurance coverage is subject to certain coverage limits, however, and it is possible we could exceed these coverage limits. In addition, with regard to the 2008 hurricanes, the relevant insurance policies provide for deductibles of up to $5 million per hurricane, and this deductible has been satisfied for Hurricane Ike. Damage assessment costs, repair expenses up to the amount of insurance deductibles, and other costs not covered by insurance are charged to earnings as they are incurred. For the nine month periods ended September 30, 2009 and 2008, we recognized hurricane related expenses of $10.8 million and $4.3 million, respectively. Due to the prohibitively high premium cost and deductible, and the significantly reduced policy limit and confining sub-limits for renewal of Maritech’s windstorm insurance coverage that terminated on May 31, 2009, beginning June 2009, we have elected to self-insure Maritech’s windstorm damage risk through the 2009 hurricane season. We have, however, renewed Maritech’s operational risk policies.

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

As discussed further in Note G – Commitments and Contingencies, Insurance Litigation, Maritech incurred certain well intervention, debris removal, and repair costs related to damage  in 2005 from Hurricanes Katrina and Rita which were not reimbursed by its insurers. In December 2007, we filed a lawsuit against our insurers and other associated parties in an attempt to collect pursuant to the applicable policies. Subsequent to September 30, 2009, we entered into a settlement agreement under which we expect to receive approximately $40.0 million of the unreimbursed costs. Following the receipt of these settlement proceeds, no significant additional insurance recoveries of well intervention, debris removal, or excess property damage costs associated with Hurricanes Katrina and Rita are anticipated. We have reviewed the types of estimated well intervention costs expected to be incurred related to Hurricanes Ike and Gustav. Despite our belief that substantially all of these costs in excess of deductibles and within policy limits will qualify for coverage under our current insurance policies, any costs related to Hurricanes Ike and Gustav that are similar to the costs that were not initially reimbursed by our insurers following the 2005 storms have been excluded from anticipated insurance recoveries.

The changes in anticipated insurance recoveries, including anticipated recoveries associated with the sunken barge and other non-hurricane related claims, during the nine months ended September 30, 2009 are as follows:

Nine Months Ended
September 30, 2009
(In Thousands)

Beginning balance	$33,591
Activity in the period:
Claim related expenditures and damages, net	18,817
Insurance reimbursements	(13,757)
Contested insurance recoveries	(580)
Ending balance at September 30, 2009	$38,071

Anticipated insurance recoveries that have been reflected as a reduction of our decommissioning liabilities were $10.3 million and $19.5 million at September 30, 2009 and December 31, 2008, respectively. Anticipated insurance recoveries that have been reflected as insurance receivables, including the damages incurred during 2009 from the sunken barge, were $27.8 million and $14.1 million at September 30, 2009 and December 31, 2008, respectively. Uninsured assets that were destroyed during the period are charged to earnings. Repair costs incurred and the net book value of any destroyed assets which are covered under our insurance policies are anticipated insurance recoveries which are included in accounts receivable. Repair costs not considered probable of collection are charged to earnings. Insurance recoveries in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. During the nine months ended September 30, 2009, we received $5.4 million of insurance recoveries associated with the 2005 hurricanes, and such amount was credited to earnings during the period. Intercompany profit on repair work performed by our Offshore Services segment is not recognized until such time as insurance claim proceeds are received.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Number of weighted average common
shares outstanding	75,012,672	74,613,233	74,972,661	74,388,369
Assumed exercise of stock options	1,046,922	1,702,724	516,884	1,485,660
Average diluted shares outstanding	76,059,594	76,315,957	75,489,545	75,874,029

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2009, we used the average market price of our common stock of $6.60. For the three months ended September 30, 2009 and 2008, the calculations of the average diluted shares outstanding exclude the impact of 2,754,253 and 2,147,118 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the nine months ended September 30, 2009 and 2008, the calculations of the average diluted shares outstanding exclude the impact of 3,531,826 and 1,738,552 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets including goodwill. The fair value of certain of our financial instruments, which may include cash, temporary investments, accounts receivable, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at September 30, 2009 was approximately $297.2 million compared to a carrying amount of approximately $310.9 million. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt. We have not calculated or disclosed the fair value of non-financial assets and non-financial liabilities.

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and gas production cash flows. For these fair value measurements, we compare forward pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. A summary of these fair value measurements, using the fair value hierarchy as prescribed by FASB Codification Topic 820, as of September 30, 2009 is as follows:

		Fair Value Measurements as of
		September 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	Sept 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas swap contracts	$28,290	$-	$28,290	$-
Asset for oil swap contracts	3,512	-	3,512	-

	$31,802

During the three months ended March 31, 2009, the full carrying value of a Maritech oil and gas property was charged to earnings as an impairment of $0.4 million. During the three months ended June 30, 2009, the full carrying value of certain Maritech oil and gas properties were charged to earnings as an impairment of $1.9 million. During the three months ended September 30, 2009, additional Maritech oil and gas property impairments of $0.6 million were charged to earnings. The change in the fair value of these properties was due to decreased expected future cash flows based on forward oil and natural gas pricing data from published sources. Because such published forward pricing data was applied to estimated oil and gas reserve volumes based on our internally prepared reserve estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

Our Fluids Division owns a 50% interest in an unconsolidated joint venture whose assets consist primarily of a calcium chloride plant located in Europe. In April 2009, the joint venture partner announced the planned shutdown of its adjacent plant facility, which supplies raw material to the calcium chloride plant. As a result, the joint venture’s calcium chloride plant is also expected to be shut down. During the three months ended June 30, 2009, we reduced our investment in the joint venture to its estimated fair value based on the estimated plant decommissioning costs and salvage value cash flows of the joint venture, resulting in an impairment of our investment in the joint venture of $6.8 million. Because the investment fair value was determined based on internally prepared estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

A summary of these nonrecurring fair value measurements as of September 30, 2009, using the fair value hierarchy is as follows:

		Fair Value Measurements as of
		September 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs	Total
Description	Sept 30, 2009	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Impairments of oil and gas
properties	$2,253	$-	$-	$2,253	$2,907
Impairment of investment in
unconsolidated joint venture	-	-	-	-	6,790
Other					342
					$10,039

Subsequent Events

With respect to the issuance of our consolidated financial statements as of September 30, 2009, we considered subsequent events, including the October 2009 settlement of certain insurance litigation, occurring through the date of November 9, 2009, the date the consolidated financial statements were issued.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) published SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162,” which establishes the FASB Accounting Standards Codification™ (FASB Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Beginning on the effective date of the standard (now incorporated into FASB Codification Subtopic 105-10), the FASB Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB Codification has become non-authoritative. The standard is effective for financial statements issued for interim and annual periods ending after September 15, 2009. In the FASB’s view, the issuance of the standard and the FASB Codification will not change GAAP for public companies, and, accordingly, the adoption of the standard did not have a significant impact on our financial statements.

In March 2008, the FASB published SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FASB Codification Subtopic 815-10), which requires entities to provide greater transparency about (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under FASB Codification Subtopic 815-10 (SFAS No. 133 and its related interpretations); and (3) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. This standard is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning after November 15, 2008. Accordingly, we adopted the new disclosure requirements as of January 1, 2009 (see Note E – Hedge Contracts).

In December 2007, the FASB published SFAS No. 141R, “Business Combinations” (incorporated into FASB Codification Topic 805), which established principles and requirements for how an acquirer of a business (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard changes many aspects of the accounting for business combinations and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We adopted this standard as of January 1, 2009 with no significant impact, as there have been no acquisitions in the current year. However, the standard is expected to significantly impact how we account for and disclose future acquisition transactions.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (incorporated into FASB Codification Subtopic 805-20). This FSP amends and clarifies SFAS No. 141R, “Business Combinations” (FASB Codification Topic 805), to require that an acquirer recognize at fair value, as of the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition date fair value of that asset or liability can be determined during the measurement period. If the acquisition date fair value of such an asset acquired or liability assumed cannot be determined, the acquirer is required to apply the provisions of FASB Codification Topic 450 (SFAS No. 5, “Accounting for Contingencies”) to determine whether the contingency should be recognized at the acquisition date or after it. The standard is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is after the beginning of the first annual reporting period beginning after December 15, 2008. Accordingly, we adopted the standard as of January 1, 2009 with no significant impact, as there have been no acquisitions in the current year.

In December 2007, the FASB published SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (FASB Codification Subtopic 810-10), which establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This standard is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted this standard as of January 1, 2009, however, the impact was not material.

In April 2009, the FASB published FSP SFAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures About Fair Value of Financial Instruments,” (incorporated into FASB Codification Subtopic 825-10), which requires quarterly fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of this standard, the fair values of those assets and liabilities were disclosed only annually. This standard was applied prospectively effective April 1, 2009, and did not materially impact the presentation of our financial statements.

In May 2009, the FASB published SFAS No. 165, “Subsequent Events,” (FASB Codification Topic 855), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, it sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for financial statements for periods ending after June 15, 2009, however, our adoption of the standard did not have a significant impact on our financial statements.

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

In March 2006, we acquired the assets and operations of Epic Divers, Inc. and certain affiliated companies (Epic), a full service commercial diving operation. In June 2006, Epic purchased a dynamically positioned dive support vessel and saturation diving unit. Pursuant to the Epic Asset Purchase Agreement, a portion of the net profits earned by this dive support vessel and saturation diving unit over the initial three year term following its purchase was to be paid to the sellers. Based on the vessel’s high utilization following the 2008 hurricanes, we paid $3.8 million in July 2009 pursuant to this contingent consideration provision. This amount was charged to goodwill associated with the acquisition of Epic. In addition, approximately $1.6 million of the purchase price of the dive support vessel was deducted from the original purchase consideration for Epic. Pursuant to the Epic Asset Purchase Agreement, this amount was to be paid to sellers upon the third anniversary of the acquisition. This amount was accrued as part of the original recording of the Epic acquisition during the first quarter of 2006, and it was paid in June 2009.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2009	December 31, 2008
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2011	$103,326	$97,368
5.07% Senior Notes, Series 2004-A	September 30, 2011	55,000	55,000
4.79% Senior Notes, Series 2004-B	September 30, 2011	40,857	39,472
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
European Credit Facility		-	-
		414,183	406,840
Less current portion		-	-
Total long-term debt		$414,183	$406,840

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners, anticipated insurance recoveries, and any contractual amount to be paid by the previous owner of the oil and gas property when the liabilities are satisfied. We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and/or sale of our products, inventories, and equipment, including offshore oil and gas production facilities and equipment. These facilities are a combination of owned and leased assets. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The costs are depreciated on a straight-line basis over the life of the asset for non-oil and gas assets and on a unit of production basis for oil and gas properties.

The changes in total asset retirement obligations during the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended September 30,
	2009	2008
	(In Thousands)

Beginning balance as of June 30	$229,996	$223,397
Activity in the period:
Accretion of liability	1,950	2,171
Retirement obligations incurred	-	-
Revisions in estimated cash flows	12,832	23,412
Settlement of retirement obligations	(24,590)	(9,972)
Ending balance as of September 30	$220,188	$239,008

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)
Beginning balance as of December 31
of the preceding year	$248,725	$199,506
Activity in the period:
Accretion of liability	6,350	6,292
Retirement obligations incurred	-	20,274
Revisions in estimated cash flows	36,198	30,553
Settlement of retirement obligations	(71,085)	(17,617)
Ending balance as of September 30	$220,188	$239,008

As of September 30, 2009, approximately $77.4 million of the decommissioning and asset retirement obligation is related to well abandonment and decommissioning costs to be incurred over the next twelve month period and is included in current liabilities in the accompanying consolidated balance sheet.

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

Derivative Hedge Contracts

As of September 30, 2009, we had the following cash flow hedging swap contracts outstanding relating to a portion of our Maritech subsidiary’s oil and gas production:

Derivative Contracts	Aggregate Daily Volume	Weighted Average Contract Price	Contract Year
September 30, 2009
Natural gas swap contracts	25,000 MMBtu/day	$8.967/MMBtu	2009
Natural gas swap contracts	20,000 MMBtu/day	$8.147/MMBtu	2010
Oil swap contract	2,000 Bbls/day	$78.70/Bbl	2010

During the second quarter of 2009, we liquidated certain cash flow hedging swap contracts associated with Maritech’s oil production in exchange for cash of approximately $23.1 million. The summary above includes a natural gas swap contract for 10,000 MMBtu/day of 2010 production at a contract price of $6.03/MMBtu and an oil swap contract for 2,000 barrels/day of 2010 production at a contract price of $78.70/barrel, both of which were added during 2009.

We believe that our swap agreements are “highly effective cash flow hedges,” as defined by FASB Codification Topic 815, in managing the volatility of future cash flows associated with our oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income. This component of accumulated other comprehensive income associated with cash flow hedge derivative contracts, including those derivative contracts which have been liquidated, will be subsequently reclassified into product sales revenues, utilizing the specific identification method when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). As of September 30, 2009, approximately $24.8 million of other comprehensive income associated with cash flow hedge derivatives is expected to be reclassified into product sales revenue in the subsequent twelve month period. Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately.

The fair values of our oil and natural gas swap contracts as of September 30, 2009 are as follows:

	Balance Sheet	Fair Value at
Derivatives designated as hedging	Location	September 30, 2009
instruments		(In Thousands)

Natural gas swap contracts	Current assets	$24,780
Oil swap contract	Current assets	2,634
Natural gas swap contracts	Long-term assets	3,510
Oil swap contract	Long-term assets	878
Total derivatives designated as hedging
instruments		$31,802

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

As the hedge contracts were highly effective, the effective portion of the gain, net of taxes, from changes in contract fair value, including the gain on the liquidated oil swap contracts, is included in other comprehensive income within stockholders’ equity as of September 30, 2009.

	September 30, 2009
	Oil	Natural Gas	Total
Derivative swap contracts	(In Thousands)
Amount of gain recognized in other comprehensive income
on derivatives, net of taxes (effective portion)	$16,431	$15,292	$31,723

	Three Months Ended September 30, 2009
	Oil	Natural Gas	Total
Derivative swap contracts	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$272	$11,593	$11,865
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(8)	(689)	(697)

	Nine Months Ended September 30, 2009
	Oil	Natural Gas	Total
Derivative swap contracts	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$7,154	$30,351	$37,505
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(292)	(1,931)	(2,223)

Other Hedge Contracts

Our long-term debt includes borrowings which are designated as a hedge of our net investment in our European calcium chloride operations. At September 30, 2009, we had 33.5 million Euros (approximately $48.9 million) designated as a hedge of a net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $5.3 million, net of taxes, at September 30, 2009 with no ineffectiveness recorded.

NOTE F – COMPREHENSIVE INCOME

Comprehensive income for the three and nine month periods ended September 30, 2009 and 2008 is as follows:

	Three Months Ended September 30,
	2009	2008
	(In Thousands)

Net income	$22,662	$11,657
Net change in derivative fair value including ineffectiveness,
net of taxes of $1,283 and $49,575, respectively	2,165	83,691
Reclassification of derivative fair value into earnings, net of
taxes of $(4,416) and $13,190, respectively	(7,448)	22,267
Foreign currency translation adjustment, including taxes of
$(183) and $(893), respectively	1,961	(5,015)
Comprehensive income	$19,340	$112,600

	Nine Months Ended September 30,
	2009	2008
	(In Thousands)

Net income	$42,999	$47,761
Net change in derivative fair value including ineffectiveness,
net of taxes of $4,661 and $(11,360), respectively	7,868	(19,177)
Reclassification of derivative fair value into earnings, net of
taxes of $(13,952) and $20,780, respectively	(23,552)	35,081
Foreign currency translation adjustment, including taxes of
$(1,806) and $2, respectively	6,214	(2,267)
Comprehensive income	$33,529	$61,398

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

Insurance Litigation - Through September 30, 2009, we have expended approximately $58.1 million on well intervention and debris removal work primarily associated with the three Maritech offshore platforms and associated wells which were destroyed as a result of Hurricanes Katrina and Rita in 2005. As a result of submitting claims associated with well intervention costs expended during 2006 and 2007 and responding to underwriters’ request for additional information, approximately $28.9 million of these well intervention costs were reimbursed; however, our insurance underwriters maintained that well intervention costs for certain of the damaged wells did not qualify as covered costs and certain well intervention costs for qualifying wells were not covered under the policy. In addition, the underwriters also maintained that there was no additional coverage provided under an endorsement we obtained in August 2005 for the cost of debris removal associated with these platforms or for other damage repairs associated with Hurricanes Katrina and Rita on certain properties in excess of the insured values provided by the property damage section of the policy. Although we provided requested information to the underwriters regarding the damaged wells and had numerous discussions with the underwriters, brokers, and insurance adjusters, we did not receive the requested reimbursement for these contested costs. As a result, on November 16, 2007, we filed a lawsuit in Montgomery County, Texas, entitled Maritech Resources, Inc. v. Certain Underwriters and Insurance Companies at Lloyd’s, London subscribing to Policy no. GA011150U and Steege Kingston, in which we sought damages for breach of contract and various related claims and a declaration of the extent of coverage of an endorsement to the policy. We also made an alternative claim against our insurance broker based on its procurement of the August 2005 endorsement and a separate claim against underwriters’ insurance adjuster for its role in handling the insurance claim.

During the fourth quarter of 2007, we reversed the anticipated insurance recoveries previously included in estimating Maritech’s decommissioning liability, increasing the decommissioning liability to $48.4 million for well intervention and debris removal work to be performed, assuming no insurance reimbursements would be received. In addition, during 2007 we reversed a portion of our anticipated insurance recoveries previously included in accounts receivable related to certain damage repair costs incurred, as the amount and timing of further reimbursements from our insurance providers had become indeterminable.

During October 2009, we entered into a settlement agreement with regard to this lawsuit, under which we expect to receive approximately $40.0 million during the fourth quarter of 2009 associated with the August 2005 endorsement and well intervention costs incurred or to be incurred associated with Hurricanes Katrina and Rita. As of November 9, 2009, $31.1 million of these settlement proceeds have been received. Following the receipt of the full amount of these settlement proceeds, no significant additional insurance recoveries of well intervention, debris removal, or excess property damage costs associated with Hurricanes Katrina and Rita will be received. We estimate that future repair and well intervention efforts related to these destroyed platforms, including platform debris removal and other storm related costs caused by Hurricane Rita, will result in approximately $50 million to $70 million of additional costs. As a result of the resolution of this contingency, the full amount of settlement proceeds will be reflected as a credit to earnings in the fourth quarter of 2009.

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing, without prejudice, most of the claims in this lawsuit but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables.

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class action lawsuit, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$38,819	$49,751	$132,534	$179,837
Offshore Division
Offshore Services	656	1,194	2,226	3,436
Maritech	42,584	51,352	127,572	183,701
Intersegment eliminations	-	-	-	-
Total Offshore Division	43,240	52,546	129,798	187,137
Production Enhancement Division
Production Testing	-	-	-	-
Compressco	417	1,504	3,182	6,822
Total Production Enhancement Division	417	1,504	3,182	6,822
Consolidated	82,476	103,801	265,514	373,796

Services and rentals
Fluids Division	12,073	15,452	44,217	48,881
Offshore Division
Offshore Services	130,652	83,141	269,351	211,741
Maritech	735	535	2,367	1,167
Intersegment eliminations	(11,574)	(8,417)	(40,600)	(14,336)
Total Offshore Division	119,813	75,259	231,118	198,572
Production Enhancement Division
Production Testing	19,070	31,356	61,975	92,876
Compressco	20,543	23,231	64,346	64,519
Total Production Enhancement Division	39,613	54,587	126,321	157,395
Consolidated	171,499	145,298	401,656	404,848

Intersegment revenues
Fluids Division	(3)	196	38	331
Offshore Division
Offshore Services	174	6	206	42
Maritech	-	-	-	-
Intersegment eliminations	-	-	-	-
Total Offshore Division	174	6	206	42
Production Enhancement Division
Production Testing	-	9	1	23
Compressco	-	-	-	-
Total Production Enhancement Division	-	9	1	23
Intersegment eliminations	(171)	(211)	(245)	(396)
Consolidated	-	-	-	-

Total revenues
Fluids Division	50,889	65,399	176,789	229,049
Offshore Division
Offshore Services	131,482	84,341	271,783	215,219
Maritech	43,319	51,887	129,939	184,868
Intersegment eliminations	(11,574)	(8,417)	(40,600)	(14,336)
Total Offshore Division	163,227	127,811	361,122	385,751
Production Enhancement Division
Production Testing	19,070	31,365	61,976	92,899
Compressco	20,960	24,735	67,528	71,341
Total Production Enhancement Division	40,030	56,100	129,504	164,240
Intersegment eliminations	(171)	(211)	(245)	(396)
Consolidated	$253,975	$249,099	$667,170	$778,644

	Three Months Ended				Nine Months Ended,
	September 30,				September 30,
	2009		2008		2009		2008
Income before taxes and discontinued operations	(In Thousands)
Fluids Division	$5,800		$1,895		$19,169		$24,306
Offshore Division
Offshore Services	40,250		9,793		62,630		17,237
Maritech	(7,158)		1,814		(9,403)		26,757
Intersegment eliminations	1,120		(243)		622		303
Total Offshore Division	34,212		11,364		53,849		44,297
Production Enhancement Division
Production Testing	2,850		8,127		15,931		25,885
Compressco	5,277		8,039		17,850		22,680
Total Production Enhancement Division	8,127		16,166		33,781		48,565
Corporate overhead	(14,252	)(1)	(10,259	)(1)	(41,138	)(1)	(41,167	)(1)
Consolidated	$33,887		$19,166		$65,661		$76,001

	September 30,
	2009		2008
Total assets	(In Thousands)
Fluids Division	$370,425		$330,291
Offshore Division
Offshore Services	237,338		243,819
Maritech	398,089		420,941
Intersegment eliminations	(2,280)		(1,816)
Total Offshore Division	633,147		662,944
Production Enhancement Division
Production Testing	103,871		97,893
Compressco	205,623		211,348
Total Production Enhancement Division	309,494		309,241
Corporate overhead	102,041	(2)	108,056	(2)
Consolidated	$1,415,107		$1,410,532

(1)   Amounts reflected include the following general corporate expenses:
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
General and administrative expense	$9,559	$8,194	$27,127	$28,089
Depreciation and amortization	784	615	2,231	1,835
Interest expense	2,969	4,036	9,686	13,049
Other general corporate (income) expense, net	940	(2,586)	2,094	(1,806)
Total	$14,252	$10,259	$41,138	$41,167

(2)   Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Led by the strong performance of our Offshore Services segment, our third quarter 2009 revenues and profitability increased compared to the prior year period, despite the continuing global economic recession which continues to affect many of our businesses. Following the significant damage from hurricanes during 2005 and 2008, and as a result of the risk of damage from future storms, Gulf of Mexico oil and gas operators continue to have a high demand for well abandonment, platform decommissioning, diving, and cutting services. The Offshore Services segment reported unprecedented profitability during the quarter as a result of this increased demand from its customers, its increased service capacity, its enhanced execution efficiency, and the near optimal weather conditions during the period. This segment significantly exceeded its performance from the prior year quarter which was interrupted by Hurricanes Gustav and Ike. While the Offshore Services segment expects to experience its typical reduced activity during the winter season, it anticipates continued strong demand for its services in 2010. Despite decreased revenues, the Fluids Division also reported increased profitability as a result of decreased product costs and administrative expenses. The overall decreased demand for many of our products and services has particularly affected our Production Testing, Compressco, and Maritech operations, as each of these segments reported decreased revenues and profitability during the third quarter of 2009 compared to the prior year period, continuing the trend from the first half of the year. Maritech also continues to be affected by reduced production volumes, primarily due to one of its major producing fields remaining shut-in following Hurricane Ike, as well as from the reduced number of newly drilled wells as a result of our efforts to conserve capital. Prospects for improvement in each of these three business segments are largely tied to natural gas prices, which have begun to increase in recent weeks. However, the overall demand for our products and services is also driven by spending levels within the oil and gas industry, particularly domestically, which is also affected by the availability of capital and general economic conditions.

During the past year’s economic uncertainty, we have continued our focus on maximizing operating cash flows and conserving capital resources, while continuing with selected strategic growth initiatives.In particular, our new El Dorado, Arkansas calcium chloride plant facility, which is expected to be completed in the first quarter of 2010, is the most significant capital construction project in our history. The construction of this facility was funded primarily from operating cash flows, resulting in minimal increased borrowings under our long-term debt facility. This achievement was accomplished despite a difficult market environment for many of our businesses through a combination of reducing or deferring other capital expenditures, reducing operating and administrative expenses, enhancing operating efficiencies, and carefully managing working capital. The completion of the El Dorado, Arkansas facility, which is expected to begin its initial commercial production during the fourth quarter of 2009, is expected to further increase the Fluids Division’s efficiency in manufacturing its chemicals and completion fluids products, which should strengthen operating cash flows in future years. In October 2009, we entered into a settlement agreement with the various parties to our insurance litigation regarding certain costs associated with Maritech offshore platforms which were damaged or destroyed by Hurricanes Katrina and Rita during 2005. As a result of this settlement, during the fourth quarter of 2009 we expect to receive approximately $40.0 million, which will further increase our operating cash flows for the year. In addition to applying our 2009 operating cash flows to capital expenditure projects, we also made significant progress in the abandonment and decommissioning of many of Maritech’s offshore oil and gas property assets, expending approximately $71.8 million. As of September 30, 2009, Maritech reflects an asset retirement obligation for the remainder of its abandonment and decommissioning efforts of approximately $215.9 million, much of which consists of the remaining work to be done associated with the offshore platforms which were destroyed during the 2005 and 2008 hurricanes. As of September 30, 2009, the outstanding balance of our long-term debt had increased to $414.2 million, an increase of $7.3 million from the beginning of the year. Our bank credit facility is scheduled to mature in June 2011, and our Senior Notes are scheduled to mature at various dates from September 2011 through April 2016.

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

Impairment of Goodwill – The impairment of goodwill is assessed whenever impairment indicators are present, but no less than once annually. The assessment for goodwill impairment is performed for each reporting unit, and consists of a comparison of the carrying amount of each reporting unit to our estimation of the fair value of that reporting unit. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is calculated by comparing the carrying amount of the reporting unit’s goodwill to our estimated implied fair value of that goodwill. Our estimates of reporting unit fair value are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. During the fourth quarter of 2008, due to changes in the global economic environment which affected our stock price and market capitalization, we recorded an impairment of goodwill of $47.1 million related to our Fluids and Offshore Services segments. We feel our estimates of the fair value for each reporting unit are reasonable. However, given the current volatile economic environment, the likelihood of additional material impairments of goodwill in future periods is higher.

As of September 30, 2009, our Offshore Services, Production Testing, and Compressco reporting units reflect goodwill in the amounts of $3.8 million, $23.0 million, and $72.2 million, respectively. The fair value of our Offshore Services and Production Testing reporting units significantly exceeds their associated carrying values. However, because the estimated fair value of our Compressco reporting unit currently exceeds its carrying value by approximately 11.1%, there is a reasonable possibility that Compressco’s goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting the estimated fair value of our Compressco reporting unit include the prices received by Compressco’s customers for natural gas production, the rate of future growth of Compressco’s business, and the need and timing of the full resumption of the fabrication of Compressco’s new GasJack® compressor units. The demand for Compressco’s wellhead compression services has been negatively affected by the global economic environment and the decrease in natural gas prices compared to the prior year. Further decreases in such demand could have a further negative effect on the fair value of our Compressco reporting unit.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Revenues
Fluids Division	$50,889	$65,399	$176,789	$229,049
Offshore Division
Offshore Services	131,482	84,341	271,783	215,219
Maritech	43,319	51,887	129,939	184,868
Intersegment eliminations	(11,574)	(8,417)	(40,600)	(14,336)
Total Offshore Division	163,227	127,811	361,122	385,751
Production Enhancement Division
Production Testing	19,070	31,365	61,976	92,899
Compressco	20,960	24,735	67,528	71,341
Total Production Enhancement Division	40,030	56,100	129,504	164,240
Intersegment eliminations	(171)	(211)	(245)	(396)
	253,975	249,099	667,170	778,644

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In Thousands)
Gross profit
Fluids Division	$10,236	$10,440	$40,439	$46,090
Offshore Division
Offshore Services	45,800	13,857	75,374	29,832
Maritech	(5,813)	(1,285)	(8,662)	26,034
Intersegment eliminations	1,120	(244)	546	303
Total Offshore Division	41,107	12,328	67,258	56,169
Production Enhancement Division
Production Testing	4,309	10,521	15,452	31,978
Compressco	7,919	11,037	25,631	30,786
Total Production Enhancement Division	12,228	21,558	41,083	62,764
Other	(798)	(618)	(2,248)	(1,841)
	62,773	43,708	146,532	163,182

Income before taxes and discontinued operations
Fluids Division	5,800	1,895	19,169	24,306
Offshore Division
Offshore Services	40,250	9,793	62,630	17,237
Maritech	(7,158)	1,814	(9,403)	26,757
Intersegment eliminations	1,120	(243)	622	303
Total Offshore Division	34,212	11,364	53,849	44,297
Production Enhancement Division
Production Testing	2,850	8,127	15,931	25,885
Compressco	5,277	8,039	17,850	22,680
Total Production Enhancement Division	8,127	16,166	33,781	48,565
Corporate overhead	(14,252)	(10,259)	(41,138)	(41,167)
	33,887	19,166	65,661	76,001

The above information excludes the results of our Venezuelan and process services businesses, which have been accounted for as discontinued operations.

Three months ended September 30, 2009 compared with three months ended September 30, 2008.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the quarter ended September 30, 2009 were $254.0 million compared to $249.1 million for the third quarter of the prior year, an increase of 2.0%. Our consolidated gross profit increased to $62.8 million during the third quarter of 2009 compared to $43.7 million in the prior year quarter, an increase of 43.6%. Consolidated gross profit as a percentage of revenue was 24.7% during the third quarter of 2009 compared to 17.5% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $24.2 million during the third quarter of 2009 compared to $25.6 million during the third quarter of 2008, a decrease of $1.4 million or 5.5%. This decrease was primarily due to approximately $0.9 million of decreased salary, benefits, contract labor costs, and other associated employee expenses, primarily as a result of personnel cost reductions and despite increased incentive compensation. In addition, general and administrative expenses decreased due to decreased office expenses of approximately $0.5 million, primarily from decreased office rent following the completion of our new corporate headquarters building, and approximately $0.1 million from decreased professional fees. These decreases were partially offset by approximately $0.1 million of increased general expenses. General and administrative expenses as a percentage of revenue decreased to 9.5% during the third quarter of 2009 compared to 10.3% during the prior year period.

Other Income and Expense – Other income and expense was $1.7 million of expense during the third quarter of 2009 compared to $5.3 million of income during the third quarter of 2008, primarily due to $4.3 million of increased gains from asset sales during the prior year period. In addition, the current year period includes approximately $0.7 million of hedge ineffectiveness losses compared to approximately $2.9 million of hedge ineffectiveness income during the prior year period. Partially offsetting these changes, other income increased approximately $1.2 million, primarily due to increased foreign currency gains.

Interest Expense and Income Taxes – Net interest expense decreased to $3.0 million during the third quarter of 2009 compared to $4.2 million during the third quarter of 2008, despite increased borrowings of long-term debt which were used to fund our capital expenditure and working capital requirements since the beginning of 2008. The decrease was due to lower interest rates on the outstanding revolving credit facility and due to increased capitalized interest, primarily associated with our El Dorado, Arkansas calcium chloride plant construction project, which is expected to begin its initial commercial production during the fourth quarter of 2009. Our provision for income taxes during the third quarter of 2009 increased to $11.1 million compared to $7.0 million during the prior year period, primarily due to increased earnings.

Net Income – Net income before discontinued operations was $22.8 million during the third quarter of 2009 compared to $12.1 million in the prior year third quarter, an increase of $10.7 million or 88.2%. Net income per diluted share before discontinued operations was $0.30 on 76,059,594 average diluted shares outstanding during the third quarter of 2009 compared to $0.16 on 76,315,957 average diluted shares outstanding in the prior year period.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $0.2 million during the third quarter of 2009 compared to $0.5 million of net loss from discontinued operations during the third quarter of 2008.

Net income was $22.7 million during the third quarter of 2009 compared to $11.7 million in the prior year third quarter, an increase of $11.0 million or 94.4%. Net income per diluted share was $0.30 on 76,059,594 average diluted shares outstanding during the third quarter of 2009 compared to $0.15 on 76,315,957 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues decreased from $65.4 million during the third quarter of 2008 to $50.9 million during the third quarter of 2009, a $14.5 million decrease, or 22.2%. This decrease was primarily caused by $10.9 million of decreased product sales due to significantly reduced sales volumes for completion fluids and manufactured chemical products compared to the prior year quarter. The decreased completion fluids sales volumes reflect the decreased oil and gas drilling activity, particularly domestically, as reflected in rig count levels compared to the prior year period. In addition, many operators who are continuing drilling activities are deferring completion operations, which further decreases demand for the Division’s completion fluids products. The decrease in manufactured chemicals sales volumes also reflects the general decline in economic conditions which is affecting the activity levels of the Division’s customers. In addition to decreased sales volumes, the Division also received decreased prices for many of its products compared to the prior year period. The Division also reflected $3.4 million of decreased service revenues due to decreased domestic onshore oil and gas activity.

Our Fluids Division gross profit decreased slightly to $10.2 million during the third quarter of 2009 compared to $10.4 million during the prior year period, a decrease of $0.2 million or 2.0%. Gross profit as a percentage of revenue increased to 20.1% during the current year period compared to 16.0% during the prior year period. Gross profit decreased slightly despite the more significant decrease in revenues primarily due to decreased product costs. During March 2009, a major supplier of feedstock raw materials for our Fluids Division, Chemtura Corporation (Chemtura), announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy code. As a result of the bankruptcy proceedings, we are in the process of renegotiating certain terms of our supply contracts with Chemtura. While the expected increased cost of the Division’s raw materials could impact its future profitability, this increase may be partially offset by the effect of other contractual modifications being discussed. In addition, the Division’s new El Dorado, Arkansas calcium chloride plant facility is expected to begin initial commercial production during the fourth quarter of 2009 and is expected to allow the Division to further decrease its product costs in the future.

Fluids Division income before taxes during the third quarter of 2009 increased $3.9 million to $5.8 million compared to $1.9 million in the corresponding prior year period, an increase of 206.1%. This increase was despite the $0.2 million decrease in gross profit discussed above and was primarily due to approximately $1.9 million of decreased administrative expenses, a $1.4 million legal charge incurred during the prior year period, and approximately $0.8 million of increased other income primarily from foreign currency gains.

Offshore Division – Revenues from our Offshore Division, which was previously known as the Well Abandonment and Decommissioning (WA&D) Division, increased from $127.8 million during the third quarter of 2008 to $163.2 million during the third quarter of 2009, an increase of $35.4 million or 27.7%. Offshore Division gross profit during the third quarter of 2009 increased significantly to $41.1 million compared to $12.3 million during the prior year third quarter, an increase of $28.8 million or 233.4%. Offshore Division income before taxes was $34.2 million during the third quarter of 2009 compared to $11.4 million during the prior year period, an increase of $22.8 million or 201.1%.

The revenues of the Division’s Offshore Services segment increased 55.9% to $131.5 million during the third quarter of 2009 compared to $84.3 million in the prior year third quarter, an increase of $47.1 million. This increase was due to the increased offshore decommissioning activity and vessel utilization during the current year quarter, reflecting the current high demand for the segment’s offshore diving, abandonment, heavy lift, and cutting services. Also, beginning in June 2009, the segment increased its service capacity to its customers through the leasing of a specialized dive service vessel which will be utilized for contracted hurricane recovery work during the remainder of the year. In addition, a portion of the prior year quarter was affected by downtime resulting from Hurricanes Ike and Gustav. Although the activity level for Offshore Services operations is expected to decrease during the winter season, the segment expects demand for services to continue to be strong during 2010. Many Gulf of Mexico oil and gas operators are expected to continue to perform repair and recovery operations over the next several years on offshore properties which were damaged or destroyed by hurricanes during 2005 and 2008 or attempt to accelerate their efforts to abandon and decommission offshore platform facilities in response to risks from future storms and the significantly increased windstorm insurance costs for offshore properties. Many offshore operators, including Maritech, have reduced or discontinued windstorm insurance coverage until premium costs decrease or become justifiable and are seeking to maximize their abandonment and decommissioning activity in order to decrease their risk of future damage. The segment is planning to continue to perform a significant amount of such work for Maritech during the next fifteen months.

The Offshore Services segment of the Division reported gross profit of $45.8 million during the third quarter of 2009 compared to $13.9 million of gross profit during the third quarter of 2008, a $31.9 million or 230.5% increase. The Offshore Services segment’s gross profit as a percentage of revenues was 34.8% during the third quarter of 2009 compared to 16.4% during the prior year period. This increase was primarily due to the increased gross profit of the segment’s heavy lift, diving, and cutting services businesses, which generated significant efficiencies from increased utilization, improved weather conditions, and increased operating efficiency during the current year period. In addition, the segment has consolidated certain office and administrative functions, reduced crews, and temporarily idled selected inland water equipment in order to further increase efficiencies.

Offshore Services segment income before taxes increased from $9.8 million during the third quarter of 2008 to $40.3 million during the current year quarter, an increase of $30.5 million or 311.0%. This increase was due to the $31.9 million increase in gross profit described above and $0.7 million of decreased administrative costs, partially offset by approximately $2.0 million of increased other expenses as a result of a legal settlement during the current year period.

The Division’s Maritech operations reported revenues of $43.3 million during the third quarter of 2009 compared to $51.9 million during the prior year period, a decrease of $8.6 million or 16.5%. Revenues decreased by approximately $5.4 million as a result of decreased realized commodity prices. Maritech has hedged a portion of its expected future production by entering into derivative hedge contracts, with certain contracts extending through 2010. Including the impact from its hedge contracts, Maritech reflected average realized oil and natural gas prices during the third quarter of 2009 of $68.81/barrel and $8.98/MMBtu, respectively, compared to $74.97/barrel and $9.59/MMBtu, respectively, during the prior year period. However, fourth quarter 2009 oil and natural gas prices have risen and are now in excess of the price levels received earlier during the current year. Decreased production volumes resulted in decreased revenues of approximately $3.3 million primarily due to certain properties which continue to be shut-in as a result of Hurricane Ike. In particular, one of Maritech’s key oil producing fields, East Cameron 328, will continue to have a portion of its production shut-in until a new platform can be constructed to replace a platform which was toppled during the storm. However, Maritech has recently installed additional production equipment on the remaining platform in the field in order to restore approximately one half of the field’s production. Much of Maritech’s daily production is processed through neighboring platforms, pipelines, and processing facilities of other operators and third parties, many of which were also damaged during the storm. As a result, an additional portion of Maritech’s production remains shut-in. The decreased production from the shut-in properties more than offset newly added production during the quarter from wells drilled in 2008. The level of Maritech’s drilling and development activity has decreased during 2009 as a result of our efforts to conserve capital. Partially offsetting the decrease in prices and volumes, Maritech reported $0.2 million of increased processing revenue during the current year quarter.

Maritech reported negative gross profit of $5.8 million during the third quarter of 2009 compared to a negative gross profit of $1.3 million during the third quarter of 2008, a decrease of $4.5 million or 352.4%. Although the impact of reduced revenues was partially offset by decreased depletion expenses associated with the decreased production, Maritech’s gross profit was also reduced due to approximately $4.1 million of increased repair costs and approximately $4.9 million of increased excess decommissioning costs incurred during the quarter compared to the prior year period. Partially offsetting these decreases, Maritech recorded oil and gas property impairments of approximately $0.6 million during the current year period compared to $10.7 million of impairments and dry hole costs which were recorded during the prior year period. In addition, Maritech recorded $1.7 million of decreased insurance premium expense due to the discontinuance of its insurance coverage for windstorm damage due to the current high premium cost of insurance and the reduced levels of coverage. In October 2009, we entered into a settlement agreement with the parties to our insurance litigation regarding certain costs associated with Maritech offshore platforms which were damaged or destroyed by Hurricanes Katrina and Rita during 2005. As a result of this settlement, we expect to receive proceeds of approximately $40.0 million, which will be credited to earnings during the fourth quarter of 2009.

The Division’s Maritech operations reported a pretax loss of $7.2 million during the third quarter of 2009 compared to income before taxes of $1.8 million during the prior year period, a decrease of $9.0 million or 494.6%. This decrease was due to the $4.5 million decrease in gross profit discussed above, plus approximately $4.5 million of decreased other income, primarily due to gains on sales of properties reported in the prior year. These decreases were partially offset by approximately $0.1 million of decreased administrative costs compared to the prior year period.

Production Enhancement Division – Beginning in the fourth quarter of 2008, our Production Enhancement Division consists of two separate reporting segments: the Production Testing segment and the Compressco segment. Production Enhancement Division revenues decreased from $56.1 million during the third quarter of 2008 to $40.0 million during the current year quarter, a decrease of $16.1 million or 28.6%. Production Enhancement Division gross profit decreased from $21.6 million during the third quarter of 2008 to $12.2 million during the current year period, a decrease of $9.3 million or 43.3%. Production Enhancement Division gross profit as a percentage of revenue also decreased from 38.4% during the third quarter of 2008 to 30.5% during the third quarter of 2009. Production Enhancement Division income before taxes decreased during the third quarter of 2009 to $8.1 million, compared to $16.2 million during the third quarter of 2008, a decrease of $8.0 million or 49.7%.

Production Testing revenues decreased dramatically during the third quarter of 2009 to $19.1 million, a $12.3 million decrease from the $31.4 million recorded during the third quarter of 2008. This 39.2% decrease was primarily due to the significant decrease in demand due to decreased drilling activity and an associated decrease in day rates for our services. The Division’s Production Testing segment is particularly affected by the activities of its domestic customers, many of whom have significantly decreased activity due to the current economic climate. This decrease was partially offset by slightly increased international revenues, primarily in Mexico and Brazil.

Production Testing gross profit decreased 59.0% during the third quarter of 2009 from $10.5 million during the prior year period to $4.3 million during the current year period, a decrease of $6.2 million. Gross profit as a percentage of revenues also decreased dramatically from 33.5% during the third quarter of 2008 to 22.6% during the third quarter of 2009. This decrease was due to the significantly weaker demand and decreased activity domestically.

Production Testing income before taxes decreased from $8.1 million during the third quarter of 2008 to $2.9 million during the third quarter of 2009, a decrease of $5.3 million or 64.9%. This decrease was due to the $6.2 million decrease in gross profit discussed above and $0.2 million of increased administrative expenses, partially offset by approximately $1.1 million of increased other income, primarily from increased currency gains and increased earnings from unconsolidated joint ventures.

Compressco revenues decreased from $24.7 million during the third quarter of 2008 to $21.0 million during the current year quarter, a $3.8 million or 15.3% decrease. This decrease was due to the decreased utilization of Compressco’s GasJack® compressor fleet, as lower natural gas prices and industry economic conditions have resulted in decreased domestic demand for wellhead compression services. In response to the current economic environment, beginning in early 2009, Compressco has temporarily slowed its fabrication of new compressor units until demand for its production enhancement services increases and inventories of available units are reduced. However, Compressco continues to seek new niche opportunities to expand its operations, including additional opportunities in international markets.

Compressco gross profit decreased from $11.0 million during the third quarter of 2008 to $7.9 million during the third quarter of 2009, a decrease of $3.1 million or 28.3%. Gross profit as a percentage of revenues also decreased from 44.6% during the third quarter of 2008 to 37.8% during the current year period. This decrease was due to unabsorbed fabrication overhead as a result of the decreased production of new compressor units and other increased operating expenses for Compressco’s domestic operations.

Income before taxes for Compressco decreased from $8.0 million during the third quarter of 2008 to $5.3 million during the third quarter of 2009, a decrease of $2.8 million or 34.4%. This decrease was primarily due to the $3.1 million of decreased gross profit discussed above, partially offset by approximately $0.3 million of decreased administrative costs.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead increased from $10.3 million during the third quarter of 2008 to $14.3 million during the third quarter of 2009, primarily due to increased administrative expenses and decreased other income. Corporate administrative costs increased approximately $1.4 million due to approximately $1.7 million of increased salaries and other general employee expenses, primarily due to increased incentive bonus expense. Corporate administrative costs also increased due to approximately $0.1 million of increased insurance, taxes, and other general expenses. These increases were partially offset by approximately $0.3 million of decreased office expenses, primarily from decreased office rent following the first quarter 2009 relocation to our new corporate headquarters building, and approximately $0.2 million of decreased professional services expenses. Other income decreased $3.5 million during the third quarter of 2009 compared to the prior period, primarily due to hedge ineffectiveness expense which was recorded during the current year period compared to hedge ineffectiveness income which was recorded during the prior year period. In addition, depreciation expense increased by approximately $0.2 million. Partially offsetting these increases, was the approximately $1.1 million decrease in corporate interest expense during the third quarter of 2009 due to lower interest rates on the outstanding balance of our bank credit facility as well as from an increase in the amount of interest capitalized during the period, primarily due to the Arkansas calcium chloride plant construction project.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the nine months ended September 30, 2009 were $667.2 million compared to $778.6 million for the first nine months of the prior year, a decrease of 14.3%. Total consolidated gross profit decreased to $146.5 million during the first nine months of 2009 compared to $163.2 million in the prior year period, a decrease of 10.2%. Consolidated gross profit as a percentage of revenue was 22.0% during the first nine months of 2009 compared to 21.0% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $71.3 million during the first nine months of 2009 compared to $78.8 million during the first nine months of 2008, a decrease of $7.5 million or 9.5%. This decrease was primarily due to approximately $6.9 million of decreased salary, incentive bonuses, benefits, contract labor costs, and other associated employee expenses primarily due to overall personnel cost reduction efforts. General and administrative expenses were also decreased due to approximately $1.3 million of decreased professional fees, approximately $1.3 million of decreased office expense primarily from decreased office rent following the first quarter 2009 relocation to our new corporate headquarters building, and approximately $0.3 million of decreased marketing, investor relations, and other general expenses. These decreases were partially offset by approximately $1.0 million of increased insurance and property tax expenses and approximately $1.3 million of increased bad debt expenses. Despite these net decreases, general and administrative expenses as a percentage of revenue increased to 10.7% during the first nine months of 2009 compared to 10.1% during the prior year period, due to decreased revenues.

Other Income and Expense – Other income and expense was $0.1 million of expense during the first nine months of 2009 compared to $4.5 million of income during the first nine months of 2008, primarily due to an impairment charge of approximately $6.8 million during the current year period associated with the write down of our unconsolidated European joint venture investment. In addition, we recognized approximately $2.2 million of hedge ineffectiveness losses during the current year period compared to $2.0 million of hedge ineffectiveness income during the prior year period, and recorded $0.6 million of increased legal settlement expense during the current year period. Also, we recorded $0.9 million of additional gains on sales of assets during the prior year period. These decreases were partially offset by approximately $5.8 million of gain recognized related to a legal settlement during the current year period and approximately $2.1 million of increased other income during the current year period, primarily from increased foreign currency gains.

Interest Expense and Income Taxes – Net interest expense decreased to $9.6 million during the first nine months of 2009 compared to $13.0 million during the first nine months of 2008, despite increased borrowings of long-term debt which were used to fund our capital expenditure and working capital requirements since the beginning of 2008. The decrease was due to lower interest rates on the outstanding revolving credit facility and due to increased capitalized interest primarily associated with our Arkansas calcium chloride plant and corporate headquarters construction projects. The corporate headquarters building was completed during the first quarter of 2009, and our new calcium chloride facility in El Dorado, Arkansas is expected to begin initial commercial production during the fourth quarter of 2009. Our provision for income taxes during the first nine months of 2009 decreased to $22.3 million compared to $26.4 million during the prior year period, primarily due to decreased earnings.

Net Income – Net income before discontinued operations was $43.4 million during the first nine months of 2009 compared to $49.6 million in the prior year period, a decrease of $6.2 million or 12.6%. Net income per diluted share before discontinued operations was $0.58 on 75,489,545 average diluted shares outstanding during the first nine months of 2009 compared to $0.65 on 75,874,029 average diluted shares outstanding in the prior year period.

During the fourth quarter of 2007, we sold our process services operation for approximately $58.7 million, net of certain adjustments. During the fourth quarter of 2006, we made the decision to discontinue our Venezuelan fluids and production testing businesses due to several factors, including the changing political climate in that country. Net loss from discontinued operations was $0.4 million during the first nine months of 2009 compared to $1.9 million of net loss from discontinued operations during the first nine months of 2008.

Net income was $43.0 million during the first nine months of 2009 compared to $47.8 million in the prior year period, a decrease of $4.8 million or 10.0%. Net income per diluted share was $0.57 on 75,489,545 average diluted shares outstanding during the first nine months of 2009 compared to $0.63 on 75,874,029 average diluted shares outstanding in the prior year period.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues during the first nine months of 2009 were $176.8 million, a decrease of $52.3 million compared to $229.0 million of revenues during the first nine months of 2008. This 22.8% decrease was primarily due to a $47.3 million reduction in product sales revenues, primarily due to decreased sales volumes of completion fluids products as a result of the overall decreased demand for the Division’s brine products. This decrease reflects the overall decreased industry spending as reflected in the current domestic and international rig counts and the current trend of many operators to defer completion operations on drilled oil and gas wells. In addition, the decreased product sales revenues were due to decreased sales volumes of the Division’s manufactured chemicals products, primarily due to the impact of decreased economic conditions which have affected the level of activity of the Division’s oil and gas industry customers. In addition, supply constraints affected our European operations, particularly during the second quarter of 2009, resulting in decreased product sales revenues. The Division also reflected $4.7 million of decreased service revenues due to decreased domestic onshore oil and gas activity.

Our Fluids Division gross profit decreased to $40.4 million during the first nine months of 2009 compared to $46.1 million during the prior year period, a decrease of $5.7 million or 12.3%. Gross profit as a percentage of revenue increased, however, to 22.9% during the current year period compared to 20.1% during the prior year period, primarily due to increased international margins. The decrease in gross profit was primarily due to the decreased sales volumes discussed above, particularly for domestic completion fluids products. During March 2009, a major supplier of feedstock raw materials for our Fluids Division, Chemtura, announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy code. As a result of the bankruptcy proceedings, we are in the process of renegotiating certain terms of our supply contracts with Chemtura. While the expected increased cost of the Division’s raw materials could impact its future profitability, this increase is expected to be partially offset by the effect of other contractual modifications being discussed. The Division’s new El Dorado, Arkansas calcium chloride plant facility is expected to begin initial commercial production during the fourth quarter of 2009, and the Division expects that the new facility will result in reduced product costs in the future.

Fluids Division income before taxes during the first nine months of 2009 totaled $19.2 million compared to $24.3 million in the corresponding prior year period, a decrease of $5.1 million or 21.1%. This decrease was generated by the $5.7 million decrease in gross profit discussed above and a $6.8 million charge during the second quarter of 2009 associated with the impairment of the Division’s investment in a European unconsolidated joint venture. The joint venture plans to cease operation of the calcium chloride manufacturing plant following our joint venture partner’s announced closure of its adjacent plant facility which supplies the joint venture’s plant with feedstock raw material. These decreases in earnings were partially offset by approximately $4.0 million of decreased administrative expenses and approximately $3.4 million of increased other income primarily from $1.5 million of increased foreign currency gains and due to a $1.4 million charge for a legal settlement in the prior year period.

Offshore Division – Revenues from our Offshore Division, which was previously known as the Well Abandonment and Decommissioning (WA&D) Division, decreased from $385.8 million during the first nine months of 2008 to $361.1 million during the first nine months of 2009, a decrease of $24.6 million or 6.4%. Offshore Division gross profit during the first nine months of 2009 totaled $67.3 million compared to $56.2 million during the prior year period, an increase of $11.1 million or 19.7%. Offshore Division income before taxes was $53.8 million during the first nine months of 2009 compared to $44.3 million during the prior year period, an increase of $9.6 million or 21.6%.

The revenues of the Division’s Offshore Services operations increased to $271.8 million during the first nine months of 2009 compared to $215.2 million in the prior year period, an increase of $56.6 million or 26.3%. This increase was due to increased utilization, particularly by the segment’s diving, abandonment, heavy lift, and cutting services businesses, which continue to enjoy high demand following the 2005 and 2008 hurricanes. Beginning in June 2009, the segment increased its service fleet through the leasing of a specialized dive service vessel which will be utilized for contracted hurricane recovery work during the remainder of the year. Following the coming winter season, the Offshore Services segment plans to continue to capitalize on the anticipated high demand levels for well abandonment and decommissioning services in the Gulf of Mexico to be performed over the next several years on offshore properties which were damaged or destroyed by hurricanes during 2005 and 2008. In addition, many offshore oil and gas operators, including Maritech, have accelerated their efforts to abandon and decommission offshore platform facilities in response to the risks from future storms and the significantly increased windstorm insurance cost for offshore properties. Many of such operators have discontinued or reduced their windstorm insurance coverage until premium costs decrease or become justifiable and are seeking to maximize their abandonment and decommissioning activity in order to decrease their risk of future damage. A significant amount of such work is planned for Maritech during the next fifteen months.

The Offshore Services segment of the Division reported gross profit of $75.4 million during the first nine months of 2009 compared to $29.8 million of gross profit during the first nine months of 2008, a $45.5 million or 152.7% increase. The Offshore Services segment’s gross profit as a percentage of revenues was 27.7% during the first nine months of 2009 compared to 13.9% during the prior year period. This increase was primarily due to the increased gross profit of the segment’s diving, heavy lift, and cutting services businesses, which generated significant efficiencies from increased utilization during the current year period. These efficiencies were partially due to improved weather conditions during the current year period, as the Division incurred significant downtime during the third quarter of 2008 due to Hurricanes Gustav and Ike. The segment has historically incurred the greatest weather risks associated with offshore operations during the first and fourth quarters. In addition, the segment has consolidated certain office and administrative functions, reduced crews, and temporarily idled selected inland water equipment in order to increase efficiencies for certain of its operations.

Offshore Services segment income before taxes increased from $17.2 million during the first nine months of 2008 to $62.6 million during the current year period, an increase of $45.4 million or 263.3%. This increase was due to the $45.5 million increase in gross profit described above, and $1.7 million of decreased administrative expenses, partially offset by approximately $1.9 million of increased other expense, primarily due to a legal settlement during the third quarter of 2009.

The Division’s Maritech operations reported revenues of $129.9 million during the first nine months of 2009 compared to $184.9 million during the prior year period, a decrease of $54.9 million or 29.7%. Decreased production volumes resulted in decreased revenues of approximately $29.6 million, primarily due to certain properties which continue to be shut-in as a result of Hurricane Ike. In particular, one of Maritech’s key oil producing fields, East Cameron 328, will continue to have a portion of its production shut-in until a new platform can be constructed to replace a platform which was toppled during the storm. However, Maritech has recently installed additional production equipment on the remaining platform in the field in order to restore approximately one half of the field’s production. Much of Maritech’s daily production is processed through neighboring platforms, pipelines, and processing facilities of other operators and third parties, many of which were also damaged during the storm. As a result, a portion of Maritech’s production remains shut-in. The decreased production from the shut-in properties more than offset newly added production during the period from wells drilled in 2008. The level of Maritech’s drilling and development activity has decreased during 2009 as a result of our efforts to conserve capital. In addition to the decreased production, revenues decreased by approximately $26.5 million as a result of decreased realized commodity prices. Maritech has hedged a portion of its expected future production levels by entering into derivative hedge contracts. Including the impact of its hedge contracts during the first nine months of 2009, Maritech reflected average realized oil and natural gas prices of $66.52/barrel and $8.06/MMBtu, respectively, each of which was lower than 2008 levels. Oil and natural gas prices during the fourth quarter of 2009 have increased, however, compared to prices received earlier this year. Partially offsetting these revenue decreases, Maritech reported $1.2 million of increased processing revenue during the current year period.

Maritech reported negative gross profit of $8.7 million during the first nine months of 2009 compared to $26.0 million of gross profit during the first nine months of 2008, a decrease of $34.7 million or 133.3%. Maritech’s gross profit as a percentage of revenues during the prior year period was 14.1%. In addition to the impact of reduced production volumes and commodity prices during the first nine months of the current year period, Maritech also charged to earnings $10.2 million of increased excess decommissioning costs incurred and $6.5 million of increased hurricane repair expenses compared to the prior year period. Partially offsetting these decreases was $5.4 million of insurance proceeds from the 2005 hurricane damages, which was credited to operating expenses during the first quarter of 2009. In addition, during the first nine months of 2008, Maritech recorded $6.1 million of dry hole costs and $5.7 million of increased impairments. Maritech also reflected $1.8 million of decreased insurance premium expense during the current year period due to the discontinuance of its insurance coverage for windstorm damage due to the current high premium cost of insurance and the reduced levels of coverage. In October 2009, we entered into a settlement agreement with the parties to our insurance litigation regarding certain costs associated with Maritech offshore platforms which were damaged or destroyed by Hurricanes Katrina and Rita during 2005. As a result of this settlement, we expect to receive proceeds of approximately $40.0 million, which will be credited to earnings during the fourth quarter of 2009.

Maritech reported a pretax loss of $9.4 million during the first nine months of 2009 compared to income before taxes of $26.8 million during the prior year period, a decrease of $36.2 million or 135.1%. This decrease was due to the $34.7 million decrease in gross profit discussed above and approximately $2.1 million of decreased gains on sales of properties recorded compared to the prior year period. These decreases were partially offset by approximately $0.7 million of decreased administrative costs during the current year period.

Production Enhancement Division – Beginning in the fourth quarter of 2008, our Production Enhancement Division consists of two separate reporting segments: the Production Testing segment and the Compressco segment. Production Enhancement Division revenues decreased from $164.2 million during the first nine months of 2008 to $129.5 million during the current year period, a decrease of $34.7 million or 21.2%. Production Enhancement Division gross profit decreased from $62.8 million during the first nine months of 2008 to $41.1 million during the current year period, a decrease of $21.7 million or 34.5%. Production Enhancement Division gross profit as a percentage of revenue also decreased from 38.2% during the first nine months of 2008 to 31.7% during the first nine months of 2009. Production Enhancement Division income before taxes decreased during the first nine months of 2009 to $33.8 million compared to $48.6 million during the first nine months of 2008, a decrease of $14.8 million or 30.4%.

Production Testing revenues decreased during the first nine months of 2009 to $62.0 million, a 33.3% or $30.9 million decrease compared to $92.9 million during the first nine months of 2008. This decrease was due to the decrease in domestic operations, primarily due to the decreased drilling activity as reflected by the domestic rig count. The decreased demand has also resulted in decreased day rates for our services. The Division’s Production Testing segment is particularly affected by the activities of its domestic customers, many of which have been significantly affected by the current economic climate. This decrease was partially offset by increased international revenues, primarily in Mexico and Brazil.

Production Testing gross profit also decreased from $32.0 million during the first nine months of 2008 to $15.5 million during the current year period, a decrease of $16.5 million or 51.7%. Gross profit as a percentage of revenues also decreased from 34.4% during the first nine months of 2008 to 24.9% during the first nine months of 2009. This decrease was due to the weaker demand and decreased activity domestically, particularly during the second and third quarters of 2009.

Production Testing income before taxes decreased from $25.9 million during the first nine months of 2008 to $15.9 million during the first nine months of 2009, a decrease of $10.0 million or 38.5%. This decrease was due to the $16.5 million decrease in gross profit discussed above, which was partially offset by approximately $6.7 million of increased other income, primarily due to a $5.6 million second quarter legal settlement gain, $0.6 million of increased gains on sales of assets, and $0.6 million of increased other income.

Compressco revenues during the first nine months of 2009 decreased to $67.5 million during the first nine months of 2009 compared to $71.3 million during the prior year period, a decrease of $3.8 million and 5.3%, reflecting the decreased domestic demand during the first nine months of 2009 compared to the prior year. Lower natural gas prices and general industry economic conditions have resulted in decreased demand for wellhead compression services, as reflected in Compressco’s reduced utilization of its GasJack® compressor fleet. In response to the current economic environment, beginning in early 2009, Compressco has temporarily slowed its fabrication of new compressor units until demand for its production enhancement services increases and inventories of available units are reduced. However, Compressco continues to seek new niche opportunities to expand its operations, including additional opportunities in international markets.

Compressco gross profit decreased from $30.8 million during the first nine months of 2008 to $25.6 million during the first nine months of 2009, a decrease of $5.2 million or 16.7%. Gross profit as a percentage of revenues also decreased from 43.2% during the first nine months of 2008 to 38.0% during the current year period. This decrease was primarily due to unabsorbed fabrication overhead as a result of the decreased production of new compressor units along with other increased operating expenses for Compressco’s domestic operations.

Income before taxes for Compressco decreased from $22.7 million during the first nine months of the prior year to $17.9 million during the first nine months of 2009, a decrease of $4.8 million and 21.3%. This decrease was primarily due to the $5.2 million of decreased gross profit discussed above, partially offset by approximately $0.2 million of decreased administrative costs.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead remained basically flat, decreasing slightly from $41.2 million during the first nine months of 2008 to $41.1 million during the first nine months of 2009, as decreased administrative and interest expense was offset by increased depreciation and other expense. Corporate administrative costs decreased approximately $1.0 million due to approximately $1.3 million of decreased professional services and investor relations expense and $0.5 million of decreased office expenses, primarily from decreased office rent following the first quarter 2009 relocation to our new corporate headquarters building. In addition, salaries and other general employee expenses decreased by approximately $0.1 million primarily due to decreased incentive bonus expense and other employee related costs, partially offset by increased equity compensation expense. These decreases were partially offset by approximately $0.9 million of increased insurance, taxes, and other general expenses. Corporate interest expense decreased by approximately $3.4 million during the first nine months of 2009 due to lower interest rates on the outstanding balance of our bank credit facility as well as from an increase in the amount of interest capitalized on construction projects during the period. These decreases in corporate overhead were partially offset by approximately $0.4 million of increased depreciation and approximately $3.9 million of increased other expense primarily from hedge ineffectiveness expense being recorded during the current year period compared to hedge ineffectiveness income being recorded in the prior year period.

Liquidity and Capital Resources

Since late 2008, we have maintained a focus on conserving cash and minimizing our long-term debt balance. These efforts have included reducing or deferring capital expenditures, reducing operating and administrative expenses, enhancing operating efficiencies, and carefully managing working capital. These efforts have been accomplished despite the continued construction of our new El Dorado, Arkansas calcium chloride facility, which is expected to begin initial commercial production during the fourth quarter of 2009. During this period we also completed the construction of our new corporate headquarters building. These long-term growth initiatives were funded primarily from operating cash flows, which remained strong compared to the prior year period, despite the difficult economic environment that affected many of our businesses during the past year.

 Operating Activities – Cash flows generated by operating activities totaled approximately $137.3 million during the first nine months of 2009 compared to approximately $179.7 million during the prior year period, a decrease of 23.6%. This decrease was primarily due to a significant increase in the amount of decommissioning activity during the period and the operating expenses incurred during the year for repairs of damages caused by Hurricanes Ike and Gustav during 2008, much of which remains unreimbursed from insurance. Partially offsetting these decreases was $23.1 million generated from Maritech’s liquidation of oil swap derivative contracts during the second quarter of 2009. Future operating cash flows for many of our businesses are largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. The performance of our Offshore Services segment during 2009 has contributed significantly to our operating cash flows, and the demand for these services is expected to remain strong during 2010. However, demand for many of our other businesses, such as Production Testing and Compressco, continue to be affected by the current economic conditions affecting industry spending, although the recent increases in oil and natural gas commodity prices could lead to an improvement in demand for these operations. The remaining shut-in production resulting from damages suffered during Hurricane Ike and the reduction in Maritech drilling projects during the past year continue to negatively affect the level of Maritech’s oil and gas production cash flows. Maritech’s operating cash flows were also decreased as a result of lower oil and natural gas prices compared to the prior year, although the impact of commodity price volatility is largely offset by the impact of commodity derivative contracts, which currently extend through 2010. The overall impact of reduced operating cash flows for many of our businesses was partially offset by our continuing efforts to decrease our operating and administrative costs, enhance operating efficiencies, and manage our accounts receivable and inventory balances.

Future operating cash flows will be significantly affected by the timing of hurricane repair expenditures and the subsequent collection of insurance claim reimbursements. In October 2009, we entered into a settlement agreement with the parties to our insurance litigation regarding certain costs associated with Maritech offshore platforms which were damaged or destroyed by Hurricanes Katrina and Rita during 2005. As a result of this settlement, during the fourth quarter of 2009 we expect to receive approximately $40.0 million associated with the well intervention, debris removal, and excess property damages incurred or to be incurred as a result of these storms. As of November 9, 2009, $31.1 million of these settlement proceeds have been received. Following the receipt of the full amount of these settlement proceeds, no significant additional insurance recoveries of well intervention, debris removal, or excess property damage costs associated with Hurricanes Katrina and Rita will be received. During 2008, we suffered additional damages as a result of Hurricanes Ike and Gustav, which damaged or destroyed certain Maritech offshore platforms, resulting in a total of six platforms and two production facilities destroyed by the 2005 and 2008 storms. As of September 30, 2009, decommissioning work on two of the six destroyed platforms has begun and well intervention work on many of the associated wells has been performed. The estimated remaining cost to perform well intervention, decommissioning, and debris removal efforts on these platforms is particularly imprecise due to the unique nature of the work to be performed. Although it has not completed its assessment of the damages for some of the destroyed platforms, Maritech estimates that future well intervention and abandonment efforts, as well as the efforts to remove debris, reconstruct certain destroyed structures, and redrill certain wells associated with these destroyed platforms and the remaining production facility, will cost from $100 to $130 million, net to our interest and before any insurance recoveries. Actual costs could greatly exceed these estimates and could exceed our insurance coverage limits. Primarily related to repair costs incurred on platforms damaged by Hurricane Ike, we have approximately $27.8 million of insurance receivables as of September 30, 2009. Despite our belief that substantially all of the costs related to the 2008 storms in excess of deductibles and within policy limits will qualify for coverage under our insurance policies, any costs that are similar to the costs that were not initially reimbursed by our insurers following the 2005 storms have been excluded from anticipated insurance recoveries. Beginning in June 2009, Maritech discontinued its insurance coverage for windstorm damage due to the current high premium cost of insurance and the reduced levels of coverage. This decision has resulted in increased operating cash flows as a result of lower premium costs. If Maritech elects to continue to self-insure for windstorm damage in future periods, it will be exposed to losses from future uninsured windstorm damages. Depending on the severity and location of the storms, such losses could be significant.

Future operating cash flows will also be significantly affected by the timing and amount of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties, including the cost associated with the destroyed offshore platforms discussed above. The third party discounted fair value, including an estimated profit, of Maritech’s total decommissioning liability as of September 30, 2009 was $215.9 million ($231.4 million undiscounted), net of anticipated future insurance recoveries. Approximately $77.4 million of the cash outflow necessary to extinguish Maritech’s decommissioning liability is expected to occur in the next twelve months with the remainder anticipated to be incurred over several years as the end of the productive life of the individual properties is reached. The amount and timing of these cash outflows are estimated based on expected costs, the timing of future oil and gas production, and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing cost estimates, Minerals Management Service (MMS) requirements, commodity prices, revisions of reserve estimates, and other factors. During the first nine months of 2009, we performed plugging, abandonment, and decommissioning operations on a significant number of Maritech’s properties, expending approximately $71.8 million. A portion of this work was performed on certain of the destroyed offshore platforms. Of the total amount incurred during the first nine months of 2009, $16.0 million was in excess of Maritech’s decommissioning liability for the associated properties and was charged to operations during the period.

Maritech’s estimated decommissioning liabilities are also net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, partially offsetting Maritech’s future obligation expenditures. As of September 30, 2009, Maritech’s total undiscounted decommissioning obligation is approximately $276.1 million and consists of Maritech’s total liability of $231.4 million plus approximately $44.7 million which is contractually required to be reimbursed to Maritech pursuant to such contractual arrangements with the previous owners.

Investing Activities – During 2009, we plan to expend less than $170 million of capital expenditures and other investing activities, and approximately $141.6 million of this amount was expended during the first nine months of 2009. This planned level of capital expenditures is significantly reduced compared to the past two years, despite the expenditures during 2009 associated with two major construction projects: the El Dorado, Arkansas calcium chloride plant facility and the completion of our new headquarters building in The Woodlands, Texas. These two construction projects accounted for 51.5% of our capital expenditures during the first nine months of 2009. Due to current capital market constraints, our capital expenditure plans have been reviewed carefully and a significant amount of such capital expenditures has been deferred until after the completion of the Arkansas plant. A large portion of our other planned capital expenditures is related to identified opportunities to grow and expand our existing businesses, and certain of these expenditures may be further postponed or cancelled as conditions change. Current year capital expenditure activity to date has been funded primarily by operating cash flows and, to a lesser extent, from borrowing under our bank credit facility. The restraint on capital expenditure activity may result in a moderation of the aggressive growth strategy we have experienced over the past several years, and, in the case of Maritech, may result in negative growth as a result of postponing the replacement of depleting oil and gas reserves and production cash flows. However, despite the current economic environment, our long-term growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent we consummate a significant transaction, our liquidity position will be affected.

Cash capital expenditures of approximately $128.0 million during the first nine months of 2009 included approximately $71.4 million by the Fluids Division, approximately $62.7 million of which related to our Arkansas calcium chloride facility, with the remaining costs for the Fluids Division expended primarily on the expansion of completion fluids plant facilities. Our Offshore Division incurred approximately $36.1 million of capital expenditures during the period, approximately $21.2 million of which was expended by the Division’s Maritech subsidiary primarily related to exploitation and development expenditures on its offshore oil and gas properties. In addition, the Offshore Division expended approximately $14.9 million on its Offshore Services operations, primarily for costs on its various heavy lift and dive support vessels. The Production Enhancement Division spent approximately $9.3 million, consisting of approximately $7.1 million by the Production Testing segment for production testing equipment fleet expansion and approximately $2.2 million by the Compressco segment for additional wellhead compression equipment. Corporate capital expenditures were approximately $11.3 million, primarily related to the cost to complete our new corporate headquarters building during the first quarter of 2009. In addition to its continuing capital expenditure program, Maritech continues to pursue the acquisition of additional producing oil and gas properties.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flows from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Bank Credit Facilities - We have a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Credit Agreement). As of November 9, 2009, we had an outstanding balance of $88.2 million and $17.6 million in letters of credit and guarantees against the $300 million revolving credit facility, leaving a net availability of $194.2 million. Once our Arkansas calcium chloride facility is completed, we expect that operating and investing cash flows will be sufficient to enable us to begin to further reduce the outstanding balance prior to the end of 2009.

Pursuant to the Credit Agreement, the revolving credit facility is scheduled to mature in June 2011, is unsecured, and is guaranteed by certain of our material domestic subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on one of our financial ratios. As of September 30, 2009, the weighted average interest rate on the outstanding balance under the credit facility was 1.07%. We pay a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures, and also restricts our ability to pay dividends in the event of a default or if such payment would result in an event of default. Access to our revolving credit line is dependent upon our ability to comply with the certain financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility prior to 2011. The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. We were in compliance with all covenants and conditions of our Credit Agreement as of September 30, 2009. Our continuing ability to comply with these financial covenants centers largely upon our ability to generate adequate cash flows. Historically, our financial performance has been more than adequate to meet these covenants, and, subject to the duration of the current economic environment, we expect this trend to continue.

Senior Notes - In September 2004, we issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million Euros (approximately $40.9 million equivalent at September 30, 2009) in aggregate principal amount of Series 2004-B Senior Notes pursuant to the Master Note Purchase Agreement. The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year.

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

The Series 2008 Senior Notes, together with the Series 2004-A Senior Notes, Series 2004-B Senior Notes, and Series 2006-A Senior Notes are collectively referred to as the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and guaranteed by substantially all of our wholly owned domestic subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flows over a twelve month period. The Note Purchase Agreement and Master Note Purchase Agreement also contain customary default provisions as well as cross-default provisions relating to any other indebtedness of $20 million or more. We were in compliance with all covenants and conditions of the Note Purchase Agreement and Master Note Purchase Agreement as of September 30, 2009. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement and Master Note Purchase Agreement, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

During the second quarter of 2009, we liquidated certain swap derivative contracts related to Maritech’s oil production in exchange for net cash received of approximately $23.1 million, a large majority of which was used to pay a portion of our outstanding balance of our bank revolving credit facility. As of September 30, 2009, the market value of our remaining oil and natural gas swap contracts was approximately $31.8 million. All or a portion of these contracts are currently marketable to the corresponding counterparty and could also be liquidated in order to generate additional cash. However, there can be no assurances that such counterparties, the majority of which are banks and financial institutions, would agree to repurchase these swap derivative contracts, particularly if the market values increase significantly or if the counterparty’s financial condition deteriorated. The liquidation of any of these swap contracts, if not replaced with similar derivative contracts, would expose an additional portion of Maritech’s expected future oil and gas production to market price volatility.

Off Balance Sheet Arrangements – As of September 30, 2009, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Insurance Litigation - Through September 30, 2009, we have expended approximately $58.1 million on well intervention and debris removal work primarily associated with the three Maritech offshore platforms and associated wells which were destroyed as a result of Hurricanes Katrina and Rita in 2005. As a result of submitting claims associated with well intervention costs expended during 2006 and 2007 and responding to underwriters’ request for additional information, approximately $28.9 million of these well intervention costs were reimbursed; however, our insurance underwriters maintained that well intervention costs for certain of the damaged wells did not qualify as covered costs and certain well intervention costs for qualifying wells were not covered under the policy. In addition, the underwriters also maintained that there was no additional coverage provided under an endorsement we obtained in August 2005 for the cost of removal of these platforms or for other damage repairs associated with Hurricanes Katrina and Rita on certain properties in excess of the insured values provided by the property damage section of the policy. Although we provided requested information to the underwriters regarding the damaged wells and had numerous discussions with the underwriters, brokers, and insurance adjusters, we did not receive the requested reimbursement for these contested costs. As a result, on November 16, 2007, we filed a lawsuit in Montgomery County, Texas, entitled Maritech Resources, Inc. v. Certain Underwriters and Insurance Companies at Lloyd’s, London subscribing to Policy no. GA011150U and Steege Kingston, in which we sought damages for breach of contract and various related claims and a declaration of the extent of coverage of an endorsement to the policy. We also made an alternative claim against our insurance broker based on its procurement of the August 2005 endorsement and a separate claim against underwriters’ insurance adjuster for its role in handling the insurance claim.

During the fourth quarter of 2007, we reversed the anticipated insurance recoveries previously included in estimating Maritech’s decommissioning liability, increasing the decommissioning liability to $48.4 million for well intervention and debris removal work to be performed, assuming no insurance reimbursements would be received. In addition, during 2007 we reversed a portion of our anticipated insurance recoveries previously included in accounts receivable related to certain damage repair costs incurred, as the amount and timing of further reimbursements from our insurance providers had become indeterminable.

During October 2009, we entered into a settlement agreement with regard to this lawsuit, under which we expect to receive approximately $40.0 million during the fourth quarter of 2009 associated with the August 2005 endorsement and well intervention costs incurred or to be incurred associated with Hurricanes Katrina and Rita. As of November 9, 2009, $31.1 million of these settlements proceeds have been received. Following the receipt of the full amount of these settlement proceeds, no significant additional insurance recoveries of well intervention, debris removal, or excess property damage costs associated with Hurricanes Katrina and Rita will be received. We estimate that future repair and well intervention efforts related to these destroyed platforms, including platform debris removal and other storm related costs caused by Hurricane Rita, will result in approximately $50 million to $70 million of additional costs. As a result of the resolution of this contingency, the full amount of settlement proceeds will be reflected as a credit to earnings in the fourth quarter of 2009.

Class Action Lawsuit - Between March 27, 2008 and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain of our officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007 and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing, without prejudice, most of the claims in this lawsuit but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables.

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class action lawsuit, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit.

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

During the second quarter of 2009, we liquidated cash flow hedging swap contracts associated with Maritech’s crude oil production in exchange for cash of approximately $23.1 million. The table below reflects a summary of the cash flow hedging swap contracts outstanding as of September 30, 2009:

Commodity Contracts	Aggregate Daily Volume	Weighted Average Contract Price	Contract Year
September 30, 2009

Natural gas swaps	25,000 MMBtu/day	$8.967/MMBtu	2009
Natural gas swaps	20,000 MMBtu/day	$8.147/MMBtu	2010
Oil swap	2,000 Barrels/day	$78.70/barrel	2010

Each oil and gas swap contract uses the NYMEX WTI (West Texas Intermediate) oil price and the NYMEX Henry Hub natural gas price as the referenced price. The fair value of our natural gas swap assets at September 30, 2009 was $28,290,000. The fair value of our oil swap assets at September 30, 2009 was $3,512,000. The portion of these market values associated with the subsequent twelve month’s swap contracts is reflected as a current asset, and the portion related to later periods is reflected as a long-term asset. A $0.10 per MMBtu increase or decrease in the future price of natural gas would result in the market value of the derivative asset changing by $951,000. A $1 per barrel increase or decrease in the future price of oil would result in the market value of the combined oil derivative asset changing by $183,000.

Net of the impact of the natural gas hedges as of September 30, 2009 described above, each $0.10 per Mcf decrease in natural gas prices would result in a decrease in after tax earnings of $123,000 for the nine months ended September 30, 2009. Each $1 per barrel decrease in oil prices would result in a decrease in after tax earnings of $568,000 for the nine months ended September 30, 2009.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have maintained windstorm insurance that is designed to cover damages to our Maritech platforms, equipment, and other assets located in the Gulf of Mexico. As a result of hurricanes in 2005 and 2008, Maritech suffered varying levels of damage to a majority of its offshore platforms, and several platforms were destroyed. Following these storms, the cost of the windstorm insurance coverage we have typically purchased in the past to cover the offshore assets of Maritech increased dramatically. Current coverage premiums now cost several times more than they did in recent years, particularly for offshore oil and gas production operations. Further, the scope of coverage available under these policies has been significantly reduced, and the deductibles have been dramatically increased. During the second quarter of 2009, we determined that the cost of premiums and the associated deductibles and coverage limits for windstorm damage for Maritech’s offshore properties made the continuation of such coverage uneconomical. Therefore, like many independent Gulf of Mexico operators who have discontinued or reduced insurance coverage, Maritech has discontinued its insurance coverage for windstorm damage for the 2009 hurricane season, electing to self-insure for these damages. Accordingly, Maritech is currently exposed to losses from uninsured windstorm damages during the current year and may be similarly exposed to storms in future years if we choose to remain self-insured. Depending on the severity and location of the storms, such losses could be significant and could have a material adverse effect on our financial position, results of operation, and cash flows.

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

As a result of the current general economic conditions, many chemical manufacturing feedstock suppliers are experiencing reduced demand, production interruptions, and financial difficulties. During March 2009, Chemtura announced that it had filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy code. Under bankruptcy, Chemtura has the right to accept or reject executory contracts, such as our agreements with them under which we acquire bromine and brine. We are currently negotiating certain amendments to our existing agreements with Chemtura, as well as certain other agreements. There can be no assurance that we will be able to successfully negotiate amendments to the existing agreements or that any amendments will be on terms favorable to us. Also during 2009, we wrote down the value of our investment in a European calcium chloride manufacturing joint venture following our joint venture partner’s announced shutdown of its adjacent plant facility that supplies feedstock to the joint venture’s plant. In addition, occasional supply constraints for certain of our manufacturing facilities have resulted in certain facilities operating at less than full capacity and resulted in decreased production volumes. A limitation of feedstock supply for our European calcium chloride manufacturing facility affected the production and profitability levels of that operation during the second quarter of 2009 and could affect its operations in the future. The purchase of alternative supplies at less favorable cost could also result in decreased profitability. If we are unable to acquire the brines, brominated products, bromine, hydrobromic acid or hydrochloric acid, zinc, or any other supplies of raw material on reasonable terms for a prolonged period, our business could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
				Total Number of Shares	Approximate Dollar Value) of
	Total Number		Average	Purchased as Part of	Shares that May Yet be Purchased
	of Shares		Price Paid	Publicly Announced	Under the Publicly Announced
Period	Purchased		Per Share	Plans or Programs (1)	Plans or Programs (1)

July 1 - July 31, 2009	16	(2)	$7.45	-	$14,327,000
Aug 1 - Aug 31, 2009	942	(2)	$8.90	-	$14,327,000
Sept 1 - Sept 30, 2009	-			-	$14,327,000
Total	958			-	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the third quarter of 2009.

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

TETRA Technologies, Inc.

Date: November 9, 2009	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: November 9, 2009	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: November 9, 2009	By:	/s/Ben C. Chambers
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