Form 10-Q
period 2010-03-31
TETRA TECHNOLOGIES INC
filed 2010-05-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of May 5, 2010, there were 75,677,752 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Revenues:
Product sales	$103,193	$90,658
Services and rentals	102,700	104,593
Total revenues	205,893	195,251

Cost of revenues:
Cost of product sales	64,932	48,688
Cost of services and rentals	69,033	66,934
Depreciation, depletion, amortization, and accretion	36,834	36,259
Total cost of revenues	170,799	151,881
Gross profit	35,094	43,370

General and administrative expense	22,777	24,569
Operating income	12,317	18,801

Interest expense, net	4,028	3,177
Other (income) expense, net	(183)	(2,511)
Income before taxes and discontinued operations	8,472	18,135
Provision for income taxes	3,016	6,765
Income before discontinued operations	5,456	11,370
Income (loss) from discontinued operations, net of taxes	(29)	(208)

Net income	$5,427	$11,162

Basic net income per common share:
Income before discontinued operations	$0.07	$0.15
Income (loss) from discontinued operations	(0.00)	(0.00)
Net income	$0.07	$0.15

Average shares outstanding	75,376	74,925

Diluted net income per common share:
Income before discontinued operations	$0.07	$0.15
Income (loss) from discontinued operations	(0.00)	(0.00)
Net income	$0.07	$0.15

Average diluted shares outstanding	76,781	74,997

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,410	$33,394
Restricted cash	358	266
Trade accounts receivable, net of allowances for doubtful
accounts of $2,317 in 2010 and $5,007 in 2009	164,530	181,038
Inventories	117,325	122,274
Derivative assets	23,753	19,926
Prepaid expenses and other current assets	41,754	33,905
Assets of discontinued operations	378	15
Total current assets	422,508	390,818

Property, plant, and equipment
Land and building	78,352	77,246
Machinery and equipment	461,389	458,675
Automobiles and trucks	42,563	42,432
Chemical plants	176,586	94,767
Oil and gas producing assets (successful efforts method)	666,582	676,692
Construction in progress	14,419	95,470
	1,439,891	1,445,282
Less accumulated depreciation and depletion	(660,548)	(628,908)
Net property, plant, and equipment	779,343	816,374

Other assets:
Goodwill	99,005	99,005
Patents, trademarks and other intangible assets, net of accumulated
amortization of $19,735 in 2010 and $18,997 in 2009	12,881	13,198
Deferred tax assets	1,180	1,342
Other assets	27,183	26,862
Total other assets	140,249	140,407
	$1,342,100	$1,347,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$47,686	$57,418
Accrued liabilities	73,070	84,638
Decommissioning and other asset retirement obligations, current	74,019	77,891
Deferred tax liabilities	19,156	19,893
Derivative liabilities	3,788	2,618
Liabilities of discontinued operations	54	17
Total current liabilities	217,773	242,475

Long-term debt, net	307,709	310,132
Deferred income taxes	56,669	56,125
Decommissioning and other asset retirement obligations, net	162,399	146,219
Derivative liabilities	537	-
Other liabilities	15,363	16,154
	542,677	528,630
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 77,129,617, shares issued at March 31, 2010,
and 77,039,628 shares issued at December 31, 2009	771	770
Additional paid-in capital	195,783	193,718
Treasury stock, at cost; 1,501,780 shares held at March 31, 2010,
and 1,497,346 shares held at December 31, 2009	(8,326)	(8,310)
Accumulated other comprehensive income	24,501	26,822
Retained earnings	368,921	363,494
Total stockholders' equity	581,650	576,494
	$1,342,100	$1,347,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Operating activities:
Net income	$5,427	$11,162
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	36,267	35,855
Impairments of long-lived assets	567	404
Provision for deferred income taxes	343	4,759
Stock compensation expense	1,549	1,884
Provision for doubtful accounts	(1,318)	602
(Gain) loss on sale of property, plant, and equipment	93	(2,522)
Other non-cash charges and credits	(2,977)	1,762
Proceeds from insurance settlements and claims	39,772	943
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	4,493	16,306
Inventories	3,583	4,449
Prepaid expenses and other current assets	(5,832)	21
Trade accounts payable and accrued expenses	(23,796)	(27,939)
Decommissioning liabilities	(6,992)	(8,296)
Operating activities of discontinued operations	(326)	84
Other	999	382
Net cash provided by operating activities	51,852	39,856

Investing activities:
Purchases of property, plant, and equipment	(10,846)	(55,570)
Proceeds from sale of property, plant, and equipment	64	168
Other investing activities	(188)	1,389
Net cash used in investing activities	(10,970)	(54,013)

Financing activities:
Proceeds from long-term debt	35	62,450
Principal payments on long-term debt	-	(39,950)
Proceeds from exercise of stock options	392	13
Excess tax benefit from exercise of stock options	124	-
Net cash provided by financing activities	551	22,513

Effect of exchange rate changes on cash	(417)	(133)

Increase in cash and cash equivalents	41,016	8,223
Cash and cash equivalents at beginning of period	33,394	3,882
Cash and cash equivalents at end of period	$74,410	$12,105

Supplemental cash flow information:
Interest paid	$2,297	$3,035
Income taxes paid	13,314	2,266

Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities
capitalized (credited) to oil and gas properties	$1,322	$2,950

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash reflected on our balance sheet as of March 31, 2010, includes funds related to agreed repairs to be expended at one of our former Fluids Division facility locations. This cash will remain restricted until such time as the associated project is completed, which we expect to occur during the next twelve months.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of March 31, 2010, and December 31, 2009, are as follows:

	March 31, 2010	December 31, 2009
	(In Thousands)

Finished goods	$85,354	$88,704
Raw materials	3,271	3,436
Parts and supplies	26,696	26,060
Work in progress	2,004	4,074
	$117,325	$122,274

Repair Costs and Insurance Recoveries

Hurricane damage repair efforts consist of the repair of damaged facilities and equipment, the well intervention, abandonment, decommissioning, and debris removal associated with destroyed offshore platforms, the construction of replacement platforms and facilities, and the redrilling of destroyed wells. Primarily with regard to Maritech’s six offshore platforms which were destroyed in the 2005 and 2008 hurricanes, through March 31, 2010, we have expended approximately $80.4 million for work performed. For certain of the destroyed platforms, however, a significant amount of such work remains to be completed. We estimate that future well intervention, abandonment, decommissioning, debris removal, platform reconstruction, and well redrill efforts associated with the destroyed platforms will cost approximately $95 to $110 million net to our interest before any insurance recoveries. Approximately $50 to $60 million of this cost relates to platforms destroyed by Hurricane Ike. Actual costs could greatly exceed these estimates. Approximately $70 million of this amount has been accrued as part of Maritech’s decommissioning liability, and an additional $25 to $40 million relates primarily to the estimated cost to construct a new offshore platform at Maritech’s East Cameron 328 field and redrill several wells at this location.

In the past, we have maintained insurance protection which we believe to be customary and in amounts sufficient to reimburse us for casualty losses, including for a majority of the repair, well intervention, abandonment, decommissioning, and debris removal costs associated with the damages incurred from hurricanes and other damages, such as the value of lost inventory and the cost to replace a sunken transport barge which was lost in 2009. Such insurance coverage is subject to certain coverage limits. For our Maritech hurricane damages caused by Hurricane Ike during 2008, we anticipate that we will exceed these coverage limits. With regard to costs incurred that we believe will qualify for coverage under our various insurance policies, we recognize anticipated insurance recoveries when collection is deemed probable. Any recognition of anticipated insurance recoveries is used to offset the original charge to which the insurance relates. The amount of anticipated insurance recoveries is included either in accounts receivable or as an offset to Maritech’s decommissioning liabilities in the accompanying consolidated balance sheets. During the first quarter of 2010, Maritech collected approximately $39.8 million of insurance proceeds associated with Hurricane Ike, which included the settlement of certain coverage at an amount less than the applicable coverage. This amount collected was greater than the covered hurricane repair, well intervention, and abandonment costs incurred to date, with the excess representing an advance payment of costs anticipated to be incurred in the future. The collection of these settlement proceeds resulted in the extinguishment of all of Maritech’s insurance receivables, the reversal of the future decommissioning costs previously capitalized to the applicable oil and gas properties, the reversal of anticipated insurance recoveries that had been netted against decommissioning liabilities, and approximately $2.2 million of pre-tax insurance gains that were credited to earnings during the quarter. Following the collection of the $39.8 million insurance settlement proceeds during the first quarter of 2010, Maritech has additional maximum remaining coverage available of approximately $29.5 million.

 The changes in anticipated insurance recoveries, including recoveries associated with a sunken transport barge and other non-hurricane related claims, during the three months ended March 31, 2010, are as follows:

Three Months Ended
March 31, 2010
(In Thousands)

Beginning balance	$26,992

Activity in the period:
Claim related expenditures	199
Insurance reimbursements	(24,007)
Contested insurance recoveries	-
Ending balance at March 31, 2010	$3,184

Anticipated insurance recoveries that have been reflected as a reduction of our decommissioning liabilities were $0 at March 31, 2010, and $10.3 million at December 31, 2009. Anticipated insurance recoveries that have been reflected as insurance receivables were $3.2 million and $16.7 million at March 31, 2010 and December 31, 2009, respectively. In April 2010, we collected an additional $2.0 million of insurance recoveries related to insured damages from the sunken transport barge.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2010	2009

Number of weighted average common shares outstanding	75,375,557	74,924,810
Assumed exercise of stock options	1,405,093	71,974
Average diluted shares outstanding	76,780,650	74,996,784

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2010, we used the average market price of our common stock of $11.61. For the three months ended March 31, 2010 and 2009, the calculations of the average diluted shares outstanding excludes the impact of 2,151,398 and 4,204,086 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at March 31, 2010, was approximately $334.2 million compared to a carrying amount of approximately $307.7 million, as current rates are more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt. We have not calculated or disclosed recurring fair value measurements of non-financial assets and non-financial liabilities.

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and gas production cash flows. For these fair value measurements, we utilize both a market approach and income approach, as we compare forward oil and natural gas pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. We have historically had no transfers of recurring fair value measurements between hierarchy levels. A summary of these fair value measurements as of March 31, 2010, and December 31, 2009, is as follows:

		Fair Value Measurements as of March 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas
swap contracts	$23,753	$-	$23,753	$-
Liability for oil swap contracts	(4,325)	-	(4,325)	-
Total	$19,428

		Fair Value Measurements as of December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas
swap contracts	$19,926	$-	$19,926	$-
Liability for oil swap contracts	(2,618)	-	(2,618)	-
Total	$17,308

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements” which establishes the accounting and reporting guidance for arrangements under which service providers will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Additional disclosures of multiple deliverable arrangements will also be required. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the accounting and disclosure requirements of this ASU will not have a significant impact on our financial statements.

In January 2010, the FASB published ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements” which requires new disclosures about transfers in and out of fair value hierarchy levels, more detailed disclosures about activity in Level 3 fair value measurements, and clarifies existing disclosure requirements about asset and liability aggregation, inputs, and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements of activity in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosure requirements of this ASU will not have a significant impact on our financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2010	December 31, 2009
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2011	$-	$-
5.07% Senior Notes, Series 2004-A	September 30, 2011	55,000	55,000
4.79% Senior Notes, Series 2004-B	September 30, 2011	37,674	40,132
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
European bank credit facility		-	-
Other		35	-
		307,709	310,132
Less current portion		-	-
Total long-term debt		$307,709	$310,132

NOTE C – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the remaining well intervention, abandonment, decommissioning, and debris removal costs associated with offshore platforms destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners, anticipated insurance recoveries, and any contractual amount to be paid by the previous owner of the oil and gas property when the liabilities are satisfied.

The changes in the asset retirement obligations during the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Beginning balance for the period, as reported	$224,110	$248,725
Activity in the period:
Accretion of liability	1,348	2,281
Retirement obligations incurred	-	-
Revisions in estimated cash flows	17,282	3,562
Settlement of retirement obligations	(6,322)	(10,872)

Ending balance as of March 31	$236,418	$243,696

    The majority of the first quarter 2010 increase in estimated cash flows for decommissioning liabilities and other asset retirement obligations relates primarily to Maritech’s offshore platforms that were destroyed by hurricanes and resulted from the collection of anticipated insurance recoveries that had been previously netted against Maritech’s decommissioning liabilities.

NOTE D – HEDGE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have market risk exposure in the sales prices we receive for our oil and gas production. We have currency exchange rate risk exposure related to specific transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facility, to the extent we have debt outstanding, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables from companies in the energy industry. Our financial risk management activities involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures for a significant portion of our oil and gas production and for certain foreign currency transactions. We are exposed to the volatility of oil and gas prices for the portion of our oil and gas production that is not hedged. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, our strategies for undertaking various hedge transactions, and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment, or forecasted transaction. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

Derivative Hedge Contracts

As of March 31, 2010, we had the following cash flow hedging swap contracts outstanding relating to a portion of our Maritech subsidiary’s oil and gas production:

Derivative Contracts	Aggregate Daily Volume	Weighted Average Contract Price	Contract Year
March 31, 2010
Oil swap contracts	3,000 barrels/day	$80.77/barrel	2010
Oil swap contracts	1,000 barrels/day	$84.20/barrel	2011

Natural gas swap contracts	20,000 MMBtu/day	$8.147/MMBtu	2010

In April 2010, we entered into an additional oil swap contract for 1,000 barrels/day of 2011 production at a contract price of $91.15/barrel.

We believe that our swap agreements are “highly effective cash flow hedges,” in managing the volatility of future cash flows associated with our oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income, which is classified within stockholders’ equity. This component of accumulated other comprehensive income associated with cash flow hedge derivative contracts, including those derivative contracts which have been liquidated, will be subsequently reclassified into product sales revenues, utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). As of March 31, 2010, substantially all of the total balance (approximately $21.8 million) of accumulated other comprehensive income associated with cash flow hedge derivatives is expected to be reclassified into product sales revenue during 2010. Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately.

The fair value of hedging instruments reflects our best estimates and is based upon exchange or over-the-counter quotations, whenever they are available. Quoted valuations may not be available. Where quotes are not available, we utilize other valuation techniques or models to estimate fair values. These modeling techniques require us to make estimations of future prices, price correlation, and market volatility and liquidity. The actual results may differ from these estimates, and these differences can be positive or negative. The fair value of our oil and natural gas swap contracts as of March 31, 2010, and December 31, 2009, is as follows:

Derivatives designated	Balance Sheet	Fair Value at
as hedging instruments	Location	March 31, 2010	December 31,2009
		(In Thousands)

Natural gas swap contracts	Current assets	$23,753	$19,926
Oil swap contracts	Current liabilities	(3,788)	(2,618)
Oil swap contracts	Long-term liabilities	(537)	-
Total derivatives designated as hedging instruments		$19,428	$17,308

Oil and natural gas swap assets that are classified as current assets or current liabilities relate to the portion of the derivative contracts associated with hedged oil and gas production to occur over the next twelve month period. None of the oil and natural gas swap contracts contain credit risk related contingent features that would require us to post assets as collateral for contracts that are classified as liabilities. Pretax gains and losses associated with oil and gas derivative swap contracts for the three month periods ended March 31, 2010 and 2009 are summarized below:

	Three Months Ended March 31, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$5,081	$4,500	$9,581
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(1,483)	8,408	6,925
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(294)	250	(44)

	Three Months Ended March 31, 2009
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$4,521	$7,391	$11,912
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	2,196	17,546	19,742
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(241)	(638)	(879)

Other Hedge Contracts

Our long-term debt includes borrowings that are designated as a hedge of our net investment in our European calcium chloride operations. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At March 31, 2010, we had 28 million euros (approximately $37.7 million) designated as a hedge of our net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $3.1 million, net of taxes, at March 31, 2010, with no ineffectiveness recorded.

NOTE E – COMPREHENSIVE INCOME

Comprehensive income for the three month periods ended March 31, 2010 and 2009 is as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

Net income	$5,427	$11,162
Net change in derivative fair value, net of taxes of $2,576
and $7,344, respectively	4,349	12,398
Reclassification of derivative fair value into product sales
revenues, net of taxes of $(3,564) and $(4,431), respectively	(6,017)	(7,481)
Foreign currency translation adjustment, net of taxes of
$(536) and $(1,197), respectively	(653)	(1,428)
Comprehensive income	$3,106	$14,651

NOTE F – COMMITMENTS AND CONTINGENCIES

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit - Between March 27, 2008, and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain former officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007, and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing, without prejudice, most of the claims in this lawsuit but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables.

Derivative Lawsuit - Between May 28, 2008, and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class action lawsuit, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing.

At this stage, it is impossible to predict the outcome of these proceedings or their impact upon us. We currently believe that the allegations made in the federal complaints and state petitions are without merit, and we intend to seek dismissal of and vigorously defend against these actions. While a successful outcome cannot be guaranteed, we do not reasonably expect these lawsuits to have a material adverse effect. In addition, we maintain director and officer insurance coverage, and our insurer has been notified and is participating in the claims.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of our zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. Though penalties have not yet been assessed, we expect any penalties to be covered by insurance.

NOTE G – INDUSTRY SEGMENTS

We manage our operations through five operating segments: Fluids, Offshore Services, Maritech, Production Testing, and Compressco.

Our Fluids Division manufactures and markets clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations both in the United States and in certain regions of Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride, including product manufactured at its production facilities, to a variety of markets outside the energy industry.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech, an oil and gas exploration, exploitation, and production segment. The Offshore Services segment provides (1) downhole and subsea services such as plugging and abandonment, workover, and wireline services, (2) construction and decommissioning services, including hurricane damage remediation, utilizing heavy lift barges and cutting technologies in the construction or decommissioning of offshore oil and gas production platforms and pipelines, and (3) diving services involving conventional and saturated air diving and the operation of several dive support vessels.

The Maritech segment consists of our Maritech subsidiary, which is an oil and gas exploration, exploitation, and production company focused in the offshore and onshore U.S. Gulf of Mexico region. Maritech periodically acquires oil and gas properties in order to replenish or expand its production operations and to provide additional development and exploitation opportunities. The Offshore Division’s Offshore Services segment performs a significant portion of the well abandonment and decommissioning services required by Maritech.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides production testing services in many of the major oil and gas basins in the United States, as well as onshore basins in Latin America, Northern Africa, the Middle East, and other international markets.

The Compressco segment provides wellhead compression-based production enhancement services and products throughout many of the onshore producing regions of the United States, as well as basins in Canada, Mexico, South America, Europe, Asia, and other international locations. These compression services can improve the value of natural gas and oil wells by increasing daily production and total recoverable reserves.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$51,255	$46,982
Offshore Division
Offshore Services	648	892
Maritech	46,218	40,470
Intersegment eliminations	-	-
Total Offshore Division	46,866	41,362
Production Enhancement Division
Production Testing	3,610	-
Compressco	1,462	2,314
Total Production Enhancement Division	5,072	2,314
Consolidated	103,193	90,658

Services and rentals
Fluids Division	14,990	16,682
Offshore Division
Offshore Services	50,609	47,120
Maritech	381	742
Intersegment eliminations	(5,140)	(7,643)
Total Offshore Division	45,850	40,219
Production Enhancement Division
Production Testing	22,975	24,619
Compressco	18,885	23,073
Total Production Enhancement Division	41,860	47,692
Consolidated	102,700	104,593

Intersegment revenues
Fluids Division	16	25
Offshore Division
Offshore Services	141	32
Maritech	35	-
Intersegment eliminations	-	-
Total Offshore Division	176	32
Production Enhancement Division
Production Testing	-	-
Compressco	-	-
Total Production Enhancement Division	-	-
Intersegment eliminations	(192)	(57)
Consolidated	-	-

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Revenues from external customers
Total revenues
Fluids Division	66,261	63,689
Offshore Division
Offshore Services	51,398	48,044
Maritech	46,634	41,212
Intersegment eliminations	(5,140)	(7,643)
Total Offshore Division	92,892	81,613
Production Enhancement Division
Production Testing	26,585	24,619
Compressco	20,347	25,387
Total Production Enhancement Division	46,932	50,006
Intersegment eliminations	(192)	(57)
Consolidated	$205,893	$195,251

Income before taxes and discontinued operations
Fluids Division	$6,186		$12,153
Offshore Division
Offshore Services	(2,441)		(644)
Maritech	8,643		9,186
Intersegment eliminations	491		(311)
Total Offshore Division	6,693		8,231
Production Enhancement Division
Production Testing	4,196		5,699
Compressco	4,895		6,669
Total Production Enhancement Division	9,091		12,368
Corporate overhead	(13,498	)(1)	(14,617	)(1)
Consolidated	$8,472		$18,135

	March 31,
	2010		2009
	(In Thousands)
Total assets
Fluids Division	$382,074		$345,216
Offshore Division
Offshore Services	170,568		184,431
Maritech	323,974		425,994
Intersegment eliminations	(1,754)		(3,213)
Total Offshore Division	492,788		607,212
Production Enhancement Division
Production Testing	107,300		109,922
Compressco	197,000		212,336
Total Production Enhancement Division	304,300		322,258
Corporate overhead	162,938	(2)	160,692	(2)
Consolidated	$1,342,100		$1,435,378

(1)   Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2010	2009
	(In Thousands)

General and administrative expense	$8,686	$9,667
Depreciation and amortization	776	699
Interest expense	3,976	3,368
Other general corporate (income) expense, net	60	883
Total	$13,498	$14,617

(2)  Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Despite the uncertainties caused by a slow recovery from the recent economic recession, many of our businesses continue to generate significant cash flow. Bolstered by the collection of $39.8 million of Hurricane Ike insurance settlements and claims during the first quarter of 2010, our total available cash increased to approximately $74.0 million as of March 31, 2010. However, despite our strong financial position, the current operating markets for many of our businesses are still challenging. Low natural gas commodity prices continue to hamper growth for several of our operating segments, including Compressco, Production Testing, and portions of our Fluids segment. In addition, following the expiration of current natural gas commodity derivative hedge contracts at the end of 2010, Maritech’s operating cash flows could also be negatively affected by low gas prices. While we still anticipate strong demand for our Offshore Services operations, we expect a less favorable market for these services compared to the demand levels that resulted in record revenue and profitability levels during 2009 for this segment. In light of the current economic environment, we are continuing our focus on maximizing cash flow and enhancing liquidity through a combination of reducing or deferring capital expenditures, reducing operating and administrative expenses, further improving efficiency, and carefully managing working capital. Following the completion of our El Dorado, Arkansas, calcium chloride plant construction project, our planned capital expenditure activity is significantly below the levels we incurred during the past several years, which should allow us to continue to minimize our long-term debt borrowings. Our Senior Notes are scheduled to mature at various dates from September 2011 through April 2016. Our bank revolving credit facility, which is scheduled to mature in June 2011, along with other available capital, provides funding for potential acquisition opportunities as they may become available. As of May 10, 2010, we did not have any outstanding balance on the revolving credit facility and had $15.6 million in letters of credit and guarantees against the $300 million revolving credit facility, leaving a net availability of $284.4 million.

Consolidated revenues increased during the first quarter of 2010 compared to the prior year period, although each segment reported a decrease in earnings. The increased Fluids Division revenues include the impact of a significant sale of bromide products during the current year period as well as increased revenue from sales of production from the newly-constructed El Dorado, Arkansas, calcium chloride plant, which began production during the fourth quarter of 2009. Maritech revenues were also increased primarily due to increased realized oil commodity prices compared to the first quarter of 2009, reflecting the impact of our commodity derivative hedges. Offshore Services revenues also increased compared to the prior year period, primarily due to the impact of a leased dive service vessel that was added during mid-2009. However, despite the increase in consolidated revenues, all of our businesses reflected decreased profitability compared to the first quarter of 2009 due to a combination of decreased pricing for certain of our products and services, increased inefficiencies by certain businesses, and increased operating expenses for certain businesses. In particular, our Offshore Services segment reported decreased utilization and increased expenses due to several of its service vessels undergoing repairs and refurbishment during the first quarter. The increase in Fluids Division revenues was more than offset by startup costs and associated inefficiencies from the new calcium chloride plant. Led by the normal seasonal increased demand of our Offshore Services segment during the second and third quarters, we anticipate that profitability levels for our businesses will improve during the remainder of 2010, subject to the continuing impact of volatile oil and gas prices, the level of drilling and other activities in the Gulf of Mexico, and worldwide industry demand during the current economic recovery.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2009. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the current cost of future abandonment and decommissioning obligations. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of large portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environment are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Because the estimated fair value of our Compressco reporting unit currently exceeds its carrying value by approximately 12.3%, there is a reasonable possibility that Compressco’s goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting the estimated fair value of our Compressco reporting unit include the prices received by Compressco’s customers for natural gas production, the rate of future growth of Compressco’s business, and the need and timing of the full resumption of the fabrication of Compressco’s GasJack® compressor units. The demand for Compressco’s wellhead compression services and products has been negatively affected by the current economic environment, and the further decrease of natural gas prices could have a further negative effect on the fair value of our Compressco reporting unit.

Results of Operations

	Three Months Ended March 31,
	2010	2009
	(In Thousands)
Revenues
Fluids Division	$66,261	$63,689
Offshore Division
Offshore Services	51,398	48,044
Maritech	46,634	41,212
Intersegment eliminations	(5,140)	(7,643)
Total Offshore Division	92,892	81,613
Production Enhancement Division
Production Testing	26,585	24,619
Compressco	20,347	25,387
Total Production Enhancement Division	46,932	50,006
Intersegment eliminations	(192)	(57)
	205,893	195,251
Gross Profit
Fluids Division	10,971	17,021
Offshore Division
Offshore Services	1,908	2,901
Maritech	8,465	7,652
Intersegment eliminations	492	(311)
Total Offshore Division	10,865	10,242
Production Enhancement Division
Production Testing	6,456	7,687
Compressco	7,574	9,121
Total Production Enhancement Division	14,030	16,808
Other	(772)	(701)
	35,094	43,370
Income before taxes and discontinued operations
Fluids Division	6,186	12,153
Offshore Division
Offshore Services	(2,441)	(644)
Maritech	8,643	9,186
Intersegment eliminations	491	(311)
Total Offshore Division	6,693	8,231
Production Enhancement Division
Production Testing	4,196	5,699
Compressco	4,895	6,669
Total Production Enhancement Division	9,091	12,368
Corporate overhead	(13,498)	(14,617)
	8,472	18,135

Three months ended March 31, 2010 compared with three months ended March 31, 2009.

Consolidated Comparisons

Revenues and Gross Profit – Our total consolidated revenues for the quarter ended March 31, 2010, were $205.9 million compared to $195.3 million for the first quarter of the prior year, an increase of 5.5%. Our consolidated gross profit decreased to $35.1 million during the first quarter of 2010 compared to $43.4 million in the prior year quarter, a decrease of 19.1%. Consolidated gross profit as a percentage of revenue was 17.0% during the first quarter of 2010 compared to 22.2% during the prior year period.

General and Administrative Expenses – General and administrative expenses were $22.8 million during the first quarter of 2010 compared to $24.6 million during the first quarter of 2009, a decrease of $1.8 million or 7.3%. This decrease was primarily due to approximately $1.9 million of decreased bad debt expense, $0.2 million of decreased office related expense, and $0.8 million of decreased insurance, taxes, and other general expenses. These decreases were partially offset by approximately $0.7 million of increased salary, benefits, contract labor costs, and other associated employee expenses, and approximately $0.4 million of increased professional fees. General and administrative expenses as a percentage of revenue were 11.1% during the first quarter of 2010 compared to 12.6% during the prior year period.

Other Income and Expense – Other income and expense was $0.2 million of income during the first quarter of 2010 compared to $2.5 million of income during the first quarter of 2009, primarily due to approximately $2.6 million of decreased gains on sales of assets in the current period and approximately $0.5 million of decreased foreign currency gains. These decreases were partially offset by approximately $0.7 million of decreased other expense, primarily from hedge ineffectiveness losses.

Interest Expense and Income Taxes – Net interest expense increased to $4.0 million during the first quarter of 2010 compared to $3.2 million during the first quarter of 2009, despite decreased borrowings of long-term debt during the current year quarter. The increase was due to decreased capitalized interest during the current year period following the completion of our El Dorado, Arkansas, calcium chloride plant and corporate headquarters construction projects. The corporate headquarters building was completed during the first quarter of 2009 and the new calcium chloride plant began production during the fourth quarter of 2009. Our provision for income taxes during the first quarter of 2010 decreased to $3.0 million compared to $6.8 million during the prior year period, primarily due to decreased earnings.

Net Income – Net income before discontinued operations was $5.5 million during the first quarter of 2010 compared to $11.4 million in the prior year first quarter, a decrease of $5.9 million or 52.0%. Net income per diluted share before discontinued operations was $0.07 on 76,780,650 average diluted shares outstanding during the first quarter of 2010 compared to $0.15 on 74,996,784 average diluted shares outstanding in the prior year period.

Net loss from discontinued operations was $29.0 thousand during the first quarter of 2010 compared to $0.2 million of net loss from discontinued operations during the first quarter of 2009.

Net income was $5.4 million during the first quarter of 2010 compared to $11.2 million in the prior year first quarter, a decrease of $5.7 million or 51.4%. Net income per diluted share was $0.07 on 76,780,650 average diluted shares outstanding during the first quarter of 2010 compared to $0.15 on 74,996,784 average diluted shares outstanding in the prior year quarter.

Divisional Comparisons

Fluids Division – Our Fluids Division revenues increased $2.6 million to $66.3 million during the first quarter of 2010 compared to $63.7 million during the first quarter of 2009, a 4.0% increase. This increase was due to $4.3 million of increased product sales revenues, primarily due to a significant sale of bromide products during the current year period as well as increased revenue from sales of production of domestic liquid calcium chloride from our new El Dorado, Arkansas, calcium chloride plant, which began production during the fourth quarter of 2009. These increased volumes, along with higher manufactured chemicals product pricing during the current year period, more than offset the decreased revenues and pricing from clear brine fluids (CBFs) resulting from decreased activity from our oil and gas industry customers. Lower domestic activity levels also resulted in approximately $1.7 million of decreased service revenues.

Our Fluids Division gross profit decreased to $11.0 million during the first quarter of 2010 compared to $17.0 million during the prior year period, a decrease of $6.1 million or 35.5%. Gross profit as a percentage of revenue decreased to 16.6% during the current year period compared to 26.7% during the prior year period. This decrease was primarily due to the decrease in clear brine fluids prices, decreased services margins, and from start-up costs and early production inefficiencies from the new calcium chloride plant.

Fluids Division income before taxes during the first quarter of 2010 totaled $6.2 million compared to $12.2 million in the corresponding prior year period, a decrease of $6.0 million or 49.1%. This decrease was generated by the $6.1 million decrease in gross profit discussed above, as approximately $0.8 million of decreased administrative expenses was offset by approximately $0.7 million of decreased other income, primarily from decreased foreign currency gains.

Offshore Division – Revenues from our Offshore Division increased from $81.6 million during the first quarter of 2009 to $92.9 million during the first quarter of 2010, an increase of $11.3 million or 13.8%. Offshore Division gross profit during the first quarter of 2010 totaled $10.9 million compared to $10.2 million during the prior year first quarter, an increase of $0.6 million or 6.1%. Offshore Division income before taxes was $6.7 million during the first quarter of 2010 compared to $8.2 million during the prior year period, a decrease of $1.5 million or 18.7%.

The Division’s Offshore Services revenues increased to $51.4 million during the first quarter of 2010 compared to $48.0 million in the prior year quarter, an increase of $3.4 million or 7.0%. This increase was due to the increased activity levels for certain of the segment’s operations, particularly for the heavy lift and cutting services businesses. In addition, the segment increased its service fleet with the lease of a specialized dive service vessel beginning in June 2009. Partially offsetting these increases was the decreased activity for certain of the segment’s operations along with the overall reduced pricing levels so far during 2010 compared to the prior year period. The Offshore Services segment plans to continue to capitalize on the anticipated demand levels for well abandonment and decommissioning services in the Gulf of Mexico to be performed over the next several years on offshore properties that were damaged or destroyed by hurricanes, although we anticipate that levels of such activity will be reduced compared to the record activity levels during most of 2009. A significant amount of such hurricane damage work is planned for Maritech during 2010.

The Offshore Services segment of the Division reported gross profit of $1.9 million during the first quarter of 2010, compared to $2.9 million of gross profit during the first quarter of 2009, a $1.0 million and 34.2% decrease. The Offshore Services segment’s gross profit as a percentage of revenues was 3.7% during the first quarter of 2010 compared to 6.0% during the prior year period. This decrease was primarily due to the decreased profitability of the segment’s diving business. Other than the leased vessel discussed above, the majority of the segment’s dive services vessels were undergoing repair and refurbishment during the first quarter of 2010. In addition, overall segment profitability was affected by the overall lower pricing environment during the first quarter of 2010 compared to the prior year period. We anticipate that profitability of the Offshore Services segment will be decreased going forward compared to the high profitability levels of the prior year period due to the expected decrease in utilization and pricing.

Offshore Services segment loss before taxes increased from a loss of $0.6 million during the first quarter of 2009 to a loss of $2.4 million during the current year quarter, a decrease in earnings of $1.8 million or 279.0%. This decrease was due to the $1.0 million decrease in gross profit described above, plus approximately $1.0 million of increased administrative expenses, partially offset by $0.2 million of decreased other expense.

The Division’s Maritech operations reported revenues of $46.6 million during the first quarter of 2010 compared to $41.2 million during the prior year period, an increase of $5.4 million or 13.2%. Approximately $10.7 million of increased revenues were due to increased realized commodity prices. Maritech has hedged a portion of its expected future production levels by entering into derivative hedge contracts, with certain contracts extending through 2011. Including the impact of these hedge contracts, Maritech reflected average realized oil and natural gas prices during the first quarter of 2010 of

$93.89/barrel and $8.36/MMBtu, respectively, each of which were significantly higher than market prices of oil and natural gas during the period. Partially offsetting the increased realized prices, decreased production volumes during the current year period resulted in $4.9 million of decreased revenues, primarily from natural gas production interruptions and declines during the period. Maritech’s interest in the East Cameron 328 field will continue to have a portion of its production shut-in until a new platform can be constructed to replace a platform that was toppled during Hurricane Ike in 2008. Since late 2008, Maritech has significantly reduced its acquisition and development activities, and the level of such activity is expected to continue to be decreased going forward due to constraints as a result of our efforts to conserve capital. In addition, Maritech reported $0.4 million of decreased processing revenue during the current year quarter.

Maritech reported gross profit of $8.5 million during the first quarter of 2010 compared to $7.7 million of gross profit during the first quarter of 2009, an increase of $0.8 million or 10.6%. Maritech’s gross profit as a percentage of revenues decreased during the quarter to 18.2% from 18.6% during the prior year period. Largely offsetting the impact of increased revenues was the impact of increased lease operating expense, primarily due to approximately $3.8 million of increased excess decommissioning costs incurred during the current year period. In addition, Maritech recorded approximately $3.2 million of decreased insurance settlement gains during the current year period, despite crediting earnings for $2.2 million upon the first quarter 2010 receipt of $39.8 million of insurance settlement and claim proceeds from Hurricane Ike damages.

The Division’s Maritech operations reported income before taxes of $8.6 million during the first quarter of 2010 compared to $9.2 million during the prior year period, a decrease of $0.5 million or 5.9%. This decrease was despite the $0.8 million increase in gross profit and approximately $1.2 million decrease in administrative expenses during the current year period, due to a reduction of approximately $2.6 million in other income from gains on sales of properties recorded during the prior year period.

Production Enhancement Division – Production Enhancement Division revenues decreased from $50.0 million during the first quarter of 2009 to $46.9 million during the current year quarter, a decrease of $3.1 million or 6.1%. Production Enhancement Division gross profit decreased from $16.8 million during the first quarter of 2009 to $14.0 million during the current year period, a decrease of $2.8 million or 16.5%. Production Enhancement Division gross profit as a percentage of revenue also decreased from 33.6% during the first quarter of 2009 to 29.9% during the first quarter of 2010. Production Enhancement Division income before taxes decreased during the first quarter of 2010 to $9.1 million compared to $12.4 million during the first quarter of 2009, a decrease of $3.3 million or 26.5%.

Production Testing revenues increased during the first quarter of 2010 to $26.6 million, a $2.0 million increase compared to $24.6 million during the first quarter of 2009. This 8.0% increase was primarily due to a $6.0 million increase in international revenues resulting from increased activity and from revenues associated with a South American technical management contract. Partially offsetting the increased international revenues was a $4.1 million decrease in revenues from domestic operations, primarily due to the decreased drilling activity and decreased pricing.

Production Testing gross profit decreased during the first quarter of 2010 from $7.7 million during the prior year period to $6.5 million during the current year period, a decrease of $1.2 million or 16.0%. Gross profit as a percentage of revenues also decreased from 31.2% during the first quarter of 2009 to 24.3% during the first quarter of 2010. This decrease was due to the weaker demand and decreased activity and pricing domestically.

Production Testing income before taxes decreased from $5.7 million during the first quarter of 2009 to $4.2 million during the first quarter of 2010, a decrease of $1.5 million or 26.4%. This decrease was due to the $1.2 million decrease in gross profit discussed above and approximately $0.3 million of decreased other income, primarily due to decreased foreign currency gains.

Compressco revenues decreased by approximately $5.0 million during the first quarter of 2010 compared to the prior year period, decreasing from $25.4 million during the first quarter of 2009 to $20.3 million during the current year period. This decrease reflects the reduced U.S. demand for wellhead compression services during the first quarter of 2010, primarily due to lower natural gas prices. Compressco has reduced the fabrication of new compressor units until demand for its services increases and inventories of available units are reduced.

Compressco gross profit decreased from $9.1 million during the first quarter of 2009 to $7.6 million during the first quarter of 2010, a decrease of $1.5 million or 17.0%. This decrease in gross profit was primarily due to decreased activity for Compressco’s U.S. operations. Gross profit as a percentage of revenues increased, however, from 35.9% during the first quarter of 2009 to 37.2% during the current year period due to improvements in operating efficiencies.

Income before taxes for Compressco decreased 26.6% from $6.7 million during the prior year first quarter to $4.9 million during the first quarter of 2010, a decrease of $1.8 million. This decrease was primarily due to the $1.5 million of decreased gross profit discussed above along with approximately $0.3 million of increased administrative costs.

Corporate Overhead – Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead decreased from $14.6 million during the first quarter of 2009 to $13.5 million during the first quarter of 2010, primarily due to decreased administrative expense. Corporate administrative costs decreased approximately $1.1 million due to approximately $0.3 million of decreased salaries and other general employee expenses, approximately $0.3 million of decreased office related expense, and approximately $0.5 million of decreased general expenses.  These decreases were partially offset by approximately $0.1 million of increased professional fee expense. In addition to decreased administrative expense, other expense decreased by approximately $0.8 million, primarily due to decreased hedge ineffectiveness losses. These decreases were partially offset by increased corporate interest expense of approximately $0.6 million during the first quarter of 2010 due to a decrease in the amount of interest capitalized on construction projects during the period, particularly following the completion of the El Dorado, Arkansas, calcium chloride facility.

Liquidity and Capital Resources

In light of the uncertainty regarding the current economic recovery, we are continuing our fiscal disciplines we established in late 2008. Primarily due to the completion of the El Dorado, Arkansas, calcium chloride plant in late 2009, we expect our capital expenditure activity in 2010 to decrease compared to the prior year. We continue to seek additional opportunities to conserve capital by maximizing efficiencies, reducing operating and administrative expenses, and carefully managing working capital.

 Operating Activities – Cash flows from operating activities totaled approximately $51.9 million during the first quarter of 2010 compared to approximately $39.9 million during the prior year quarter. Approximately $39.8 million of operating cash flow was generated from insurance settlements and claims proceeds from a portion of Maritech’s insurance coverage related to damages suffered from Hurricane Ike during 2008. In addition, despite a decrease in net income compared to the prior year period, operating cash flows were provided by changes in selected working capital items, particularly the collection of accounts receivable and reduction of inventory during the current year period. Future operating cash flows for many of our businesses are largely dependent upon the level of oil and gas industry activity, particularly in the Gulf of Mexico region of the U.S. While several of our businesses are noting improving demand from 2009, we expect demand for our Offshore Services business will decrease from the record levels experienced last year. The timing and magnitude of the current global economic recovery continues to be difficult to predict, and the impact of the recovery on oil and gas industry activity and spending levels is difficult to estimate. Demand for a large portion of our products and services is driven by oil and gas drilling and production activity that is affected by oil and natural gas commodity pricing. Decreased Maritech cash flows as a result of currently decreasing natural gas prices are largely offset by the impact of natural gas commodity derivative contracts, which extend through the end of 2010. However, current natural gas prices also affect the demand for our Production Testing, Compressco, and Fluids segments. While we expect that the level of revenues and cash flows for these businesses will improve modestly in 2010 compared to 2009, such levels are expected to continue to be significantly below the levels generated during the first half of 2008.

Maritech has five remaining offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. The estimated cost to perform well intervention, abandonment, decommissioning, debris removal, platform construction, and well redrilling will be approximately $95 to $110 million net to our interest before any insurance recoveries. Actual costs could greatly exceed these estimates. Approximately $70 million of this amount has been accrued as part of Maritech’s decommissioning liability, and an additional $25 to $40 million relates primarily to the estimated cost to construct a new offshore platform at Maritech’s East Cameron 328 field and redrill several wells at that location. Following the collection of the $39.8 million insurance settlement proceeds associated with Hurricane Ike during the first quarter of 2010, Maritech has additional maximum remaining insurance coverage available for this storm of approximately $29.5 million.

Future operating cash flows will also be significantly affected by the timing and amount of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties, including the cost associated with the five remaining offshore platforms that were destroyed by Hurricanes Rita and Ike. The third party discounted fair value, including an estimated profit, of Maritech’s total decommissioning liability as of March 31, 2010 was $230.5 million ($244.6 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. The amount and timing of these cash outflows are estimated based on expected costs, as well as the timing of future oil and gas production and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing cost estimates, Minerals Management Service (MMS) requirements, commodity prices, revisions of reserve estimates, and other factors. The estimates associated with the five remaining destroyed platforms are particularly imprecise due to the unique nature of the work to be performed.

Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners of acquired properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, which partially offsets Maritech’s future obligation expenditures. As of March 31, 2010, Maritech’s total undiscounted decommissioning obligation is approximately $287.5 million and consists of Maritech’s total liability of $244.6 million plus approximately $42.9 million of such contractual reimbursement arrangements with the previous owners.

Investing Activities – During 2010, we currently plan to expend less than $150 million of capital expenditures and other investing activities, and approximately $11.0 million of this amount was expended during the first quarter of 2010. We expect to have the ability to fund our planned 2010 capital expenditure activity through cash flows from operations. This planned level of capital expenditures is significantly reduced compared to the past several years, partially due to the completion during 2009 of two major construction projects: the El Dorado, Arkansas, calcium chloride plant facility and our new corporate headquarters building in The Woodlands, Texas. In light of uncertainties regarding our future operating cash flows, our capital expenditure plans have been reviewed carefully, and a significant amount of such capital expenditures have been deferred until activity levels increase. This restraint on capital expenditure activity may also affect future growth. In particular, prior to 2009, we had invested significantly in Maritech acquisition and development activities, and the current reduction in spending may result in negative growth for Maritech over time as a result of postponing the replacement of depleting oil and gas reserves and production cash flows. However, despite the current economic environment, our long-term growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. We also continue to pursue the acquisition of oil and gas properties. To the extent we consummate a significant transaction, our liquidity position will be affected.

Cash capital expenditures of approximately $10.8 million during the first quarter of 2010 included approximately $2.9 million by the Fluids Division, approximately $2.2 million of which related to the  construction of our new calcium chloride plant facility. Our Offshore Division incurred approximately $6.1 million of capital expenditures during the period, approximately $2.7 million of which was expended by the Division’s Maritech subsidiary primarily related to exploration and development expenditures on its oil and gas properties. In addition, the Offshore Division expended approximately $3.4 million on its Offshore Services operations, primarily for costs on its various heavy lift and dive support vessels. The Production Enhancement Division spent approximately $1.6 million, consisting of approximately $1.0 million by the Production Testing segment to replace or enhance a portion of its production testing equipment fleet and approximately $0.6 million by the Compressco segment for general infrastructure needs along with minimal expansion of its wellhead compressor fleet. Corporate capital expenditures were approximately $0.2 million.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flows from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Bank Credit Facilities - We have a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement which was amended in June 2006 and December 2006 (the Credit Agreement). As of March 31, 2010, and May 10, 2010, we did not have any outstanding balance on the revolving credit facility and had $15.6 million in letters of credit and guarantees against the $300 million revolving credit facility, leaving a net availability of $284.4 million.

Pursuant to the Credit Agreement, the revolving credit facility is scheduled to mature in June 2011, is unsecured, and is guaranteed by certain of our material U.S. subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with the certain financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility prior to 2011. The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2010. Our continuing ability to comply with these financial covenants centers largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and subject to the duration of the current economic environment, we expect this trend to continue.

Senior Notes - In September 2004, we issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million euros (approximately $37.7 million equivalent at March 31, 2010) in aggregate principal amount of Series 2004-B Senior Notes pursuant to a Master Note Purchase Agreement. The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and also mature on September 30, 2011. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year.

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

The Series 2008 Senior Notes, together with the Series 2004-A Senior Notes, Series 2004-B Senior Notes, and Series 2006-A Senior Notes are collectively referred to as the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flows over a twelve month period. The Note Purchase Agreement and Master Note Purchase Agreement also contain customary default provisions as well as cross-default provisions relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreement and Master Note Purchase Agreement as of March 31, 2010. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement and Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

In November 2009, we filed a universal shelf registration statement on Form S-3 that permits us to issue an indeterminate amount of securities including common stock, preferred stock, senior and subordinated debt securities, warrants, and units. Such securities may be used for working capital needs, capital expenditures, and expenditures related to general corporate purposes, including possible future acquisitions. In May 2004, we filed a universal acquisition shelf registration statement on Form S-4 that permits us to issue up to $400 million of common stock, preferred stock, senior and subordinated debt securities, and warrants in one or more acquisition transactions that we may undertake from time to time.

As of March 31, 2010, the market value of our natural gas swap contracts was approximately $23.8 million. All or a portion of these contracts are currently marketable to the corresponding counterparty and could be liquidated in order to generate additional cash. However, there can be no assurances that such counterparties, the majority of which are banks and financial institutions, would agree to repurchase these swap derivative contracts, particularly if the market values increase significantly or if the counterparty’s financial condition deteriorated. The liquidation of any of these swap contracts, if not replaced with similar derivative contracts, would expose an additional portion of Maritech’s expected future oil and gas production to market price volatility in future periods.

Off Balance Sheet Arrangements – As of March 31, 2010, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit - Between March 27, 2008, and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain former officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007, and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing, without prejudice, most of the claims in this lawsuit but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables.

Derivative Lawsuit - Between May 28, 2008, and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class action lawsuit, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing.

At this stage, it is impossible to predict the outcome of these proceedings or their impact upon us. We currently believe that the allegations made in the federal complaints and state petitions are without merit, and we intend to seek dismissal of and vigorously defend against these actions. While a successful outcome cannot be guaranteed, we do not reasonably expect these lawsuits to have a material adverse effect. In addition, we maintain director and officer insurance coverage, and our insurer has been notified and is participating in the claims.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of our zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. Though penalties have not yet been assessed, we expect any penalties to be covered by insurance.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, expected costs associated with damage from hurricanes and the ability to recover such costs under our insurance policies, the ability to resume operations and production from our damaged or destroyed platforms, the ability to obtain alternate sources of raw materials for certain of our calcium chloride facilities, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2009, this Quarterly Report on Form 10-Q, and set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to our Market Risk exposures as disclosed in our Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information regarding litigation matters described in the Notes to Consolidated Financial Statements, Note F – Commitments and Contingencies, Litigation, and included elsewhere in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors.

Information regarding risk factors appears in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factor below updates, and should be read in conjunction with, the risk factors as disclosed in our Form 10-K for the year ended December 31, 2009:

Our operations in the Gulf of Mexico could be adversely impacted by the recent drilling rig accident and resulting oil spill.

On April 22, 2010, a deepwater Gulf of Mexico drilling rig, the Deepwater Horizon, sank after an apparent blowout and fire. Although attempts are being made to seal the well, there is an uncontrolled flow of hydrocarbons from the well and the resulting spill area continues to grow. Our operations, as well as those of certain of our customers, may be threatened by the oil spill, and could result in operations and projects being curtailed or suspended. This could result in revenues being reduced and significant costs being incurred.

We have significant operations that are either ongoing or scheduled to commence in the Gulf of Mexico. At this time, we cannot predict the full impact of the incident and resulting spill on the schedule of our operations or those of our customers. In addition, we cannot predict how government or regulatory agencies will respond to the incident or whether changes in laws and regulations concerning operations in the Gulf of Mexico will be enacted. Significant changes in regulations regarding future exploration, development, or production activities in the Gulf of Mexico or other governmental or regulatory actions could reduce our revenues and increase our operating costs, resulting in reduced cash flows and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Jan 1 - Jan 31, 2010	646	(2)	$12.27	-	$14,327,000
Feb 1 - Feb 28, 2010	471	(2)	11.00	-	14,327,000
Mar 1 - Mar 31, 2010	192	(2)	9.53	-	14,327,000
Total	1,309			-	$14,327,000

(1)	In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.
(2)	Shares we received in connection with the exercise of certain employee stock options or the vesting of certain employee restricted stock. These shares were not acquired pursuant to the stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2010 (File No. 001-13455)).
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

TETRA Technologies, Inc.

Date: May 10, 2010	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: May 10, 2010	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 10, 2010	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

4.1	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2010 (File No. 001-13455)).
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed with this report.
** Furnished with this report.