Form 10-Q
period 2010-06-30
TETRA TECHNOLOGIES INC
filed 2010-08-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 5, 2010, there were 76,120,893 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Product sales	$113,915	$92,380	$217,108	$183,038
Services and rentals	127,703	125,564	230,403	230,157
Total revenues	241,618	217,944	447,511	413,195

Cost of revenues:
Cost of product sales	71,327	68,627	136,259	117,315
Cost of services and rentals	76,824	68,310	145,857	135,244
Depreciation, depletion, amortization, and accretion	45,635	40,618	82,469	76,877
Total cost of revenues	193,786	177,555	364,585	329,436
Gross profit	47,832	40,389	82,926	83,759

General and administrative expense	24,955	22,454	47,732	47,023
Operating income	22,877	17,935	35,194	36,736

Interest expense, net	4,238	3,411	8,266	6,588
Other (income) expense, net	(1,899)	885	(2,082)	(1,626)
Income before taxes and discontinued operations	20,538	13,639	29,010	31,774
Provision for income taxes	6,903	4,429	9,919	11,194
Income before discontinued operations	13,635	9,210	19,091	20,580
Loss from discontinued operations, net of taxes	(75)	(35)	(104)	(243)
Net income	$13,560	$9,175	$18,987	$20,337

Basic net income per common share:
Income before discontinued operations	$0.18	$0.12	$0.25	$0.27
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.18	$0.12	$0.25	$0.27
Average shares outstanding	75,491	74,980	75,434	74,952

Diluted net income per common share:
Income before discontinued operations	$0.18	$0.12	$0.25	$0.27
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income	$0.18	$0.12	$0.25	$0.27
Average diluted shares outstanding	76,857	75,401	76,819	75,200

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,227	$33,394
Restricted cash	351	266
Trade accounts receivable, net of allowance for doubtful
accounts of $1,613 in 2010 and $5,007 in 2009	169,883	181,038
Inventories	107,792	122,274
Derivative assets	19,665	19,926
Prepaid expenses and other current assets	44,203	33,905
Assets of discontinued operations	378	15
Total current assets	431,499	390,818

Property, plant, and equipment
Land and building	78,378	77,246
Machinery and equipment	467,913	458,675
Automobiles and trucks	42,824	42,432
Chemical plants	176,512	94,767
Oil and gas producing assets (successful efforts method)	683,754	676,692
Construction in progress	12,697	95,470
Total property, plant, and equipment	1,462,078	1,445,282
Less accumulated depreciation and depletion	(698,780)	(628,908)
Net property, plant, and equipment	763,298	816,374

Other assets:
Goodwill	99,005	99,005
Patents, trademarks and other intangible assets, net of accumulated
amortization of $20,449 in 2010 and $18,997 in 2009	12,073	13,198
Deferred tax assets	998	1,342
Other assets	30,149	26,862
Total other assets	142,225	140,407
Total assets	$1,337,022	$1,347,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$61,955	$57,418
Accrued liabilities	68,478	84,638
Decommissioning and other asset retirement obligations, current	80,404	77,891
Deferred tax liabilities	16,981	19,893
Derivative liabilities	-	2,618
Liabilities of discontinued operations	-	17
Total current liabilities	227,818	242,475

Long-term debt, net	304,217	310,132
Deferred income taxes	60,327	56,125
Decommissioning and other asset retirement obligations, net	135,743	146,219
Other liabilities	15,477	16,154
Total long-term liabilities	515,764	528,630

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 77,633,643 shares issued at June 30, 2010,
and 77,039,628 shares issued at December 31, 2009	776	770
Additional paid-in capital	197,711	193,718
Treasury stock, at cost; 1,511,308 shares held at June 30, 2010,
and 1,497,346 shares held at December 31, 2009	(8,344)	(8,310)
Accumulated other comprehensive income	20,816	26,822
Retained earnings	382,481	363,494
Total stockholders' equity	593,440	576,494
Total liabilities and stockholders' equity	$1,337,022	$1,347,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2010	2009
Operating activities:
Net income	$18,987	$20,337
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	72,542	74,576
Impairments of long-lived assets	9,927	9,091
Provision (benefit) for deferred income taxes	(1,217)	8,777
Stock compensation expense	3,055	3,829
Provision (benefit) for doubtful accounts	(1,302)	1,736
(Gain) loss on sale of property, plant, and equipment	250	(2,640)
Proceeds from sale of cash flow hedge derivatives	-	23,060
Non-cash income from sold hedge derivatives	(11,161)	-
Other non-cash charges and credits	2,370	11,147
Proceeds from insurance settlements	39,772	-
Changes in operating assets and liabilities:
Accounts receivable	(1,802)	6,771
Inventories	12,445	5,480
Prepaid expenses and other current assets	(557)	5,034
Trade accounts payable and accrued expenses	(19,672)	1,726
Decommissioning liabilities	(33,796)	(39,301)
Operating activities of discontinued operations	(380)	119
Other	993	249
Net cash provided by operating activities	90,454	129,991

Investing activities:
Purchases of property, plant, and equipment	(33,866)	(95,361)
Business combinations	-	(14,296)
Proceeds from sale of property, plant, and equipment	353	1,694
Other investing activities	(303)	2,260
Net cash used in investing activities	(33,816)	(105,703)

Financing activities:
Proceeds from long-term debt	35	75,700
Principal payments on long-term debt	-	(83,200)
Proceeds from exercise of stock options	732	378
Excess tax benefit from exercise of stock options	250	-
Net cash provided by (used in) financing activities	1,017	(7,122)

Effect of exchange rate changes on cash	(1,822)	1,548

Increase in cash and cash equivalents	55,833	18,714
Cash and cash equivalents at beginning of period	33,394	3,882
Cash and cash equivalents at end of period	$89,227	$22,596

Supplemental cash flow information:
Interest paid	$9,007	$10,347
Income taxes paid	25,391	8,154

Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	$4,447	$5,945

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

Restricted Cash

Restricted cash reflected on our balance sheet as of June 30, 2010, includes funds related to agreed repairs to be expended at one of our former Fluids Division facility locations. This cash will remain restricted until such time as the associated project is completed, which we expect to occur during the next twelve months.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of June 30, 2010, and December 31, 2009, are as follows:

	June 30, 2010	December 31, 2009
	(In Thousands)

Finished goods	$76,613	$88,704
Raw materials	3,441	3,436
Parts and supplies	26,245	26,060
Work in progress	1,493	4,074
	$107,792	$122,274

Repair Costs and Insurance Recoveries

Maritech incurred significant damage from hurricanes during 2005 and 2008. Hurricane damage repair efforts consist of the repair of damaged facilities and equipment, well intervention, abandonment, decommissioning, and debris removal associated with destroyed offshore platforms, construction of replacement platforms and facilities, and redrilling of destroyed wells. During the first six months of 2010, we have expended approximately $27.8 million for these hurricane repair efforts. We estimate that the future well intervention, abandonment, decommissioning, debris removal, platform reconstruction, and well redrill efforts associated with the platforms destroyed by the hurricanes during 2005 and 2008 will cost approximately $75 to $90 million net to our interest before any insurance recoveries. Approximately $40 to $50 million of this cost relates to platforms destroyed by Hurricane Ike during 2008. Approximately $53 million of our total future cost estimate has been accrued as part of Maritech’s decommissioning liability, and an additional approximate $20 to $35 million relates primarily to the estimated cost to construct a new offshore platform at Maritech’s East Cameron 328 field and redrill several wells at this location. Actual hurricane repair costs could greatly exceed these estimates and, depending on the nature of the cost, could result in significant charges to earnings in future periods.

We typically maintain insurance protection that we believe to be customary and in amounts sufficient to reimburse us for a portion of our casualty losses, including for a portion of the repair, well intervention, abandonment, decommissioning, and debris removal costs associated with the damages incurred from named windstorms and hurricanes. In addition, other damages, such as the value of lost inventory and the cost to replace a sunken transport barge which was lost in 2009, are also covered by insurance. Our insurance coverage is subject to certain overall coverage limits and deductibles. For the Maritech hurricane damages caused by Hurricane Ike during 2008, we anticipate that those damages will exceed these overall coverage limits. With regard to costs incurred that we believe will qualify for coverage under our various insurance policies, we recognize anticipated insurance recoveries when collection is deemed probable. Any recognition of anticipated insurance recoveries is used to offset the original charge to which the insurance recovery relates. The amount of anticipated insurance recoveries is either included in accounts receivable or is recorded as an offset to Maritech’s decommissioning liabilities in the accompanying consolidated balance sheets.

In March 2010, Maritech collected approximately $39.8 million of insurance proceeds associated with Hurricane Ike, which included the settlement of certain coverage at an amount less than the applicable coverage limit. This amount collected was greater than the covered hurricane repair, well intervention, and abandonment costs incurred to date, with the excess representing an advance payment of costs anticipated to be incurred in the future. The collection of these settlement proceeds resulted in the extinguishment of all of Maritech’s insurance receivables, the reversal of the future decommissioning costs previously capitalized to certain oil and gas properties, the reversal of anticipated insurance recoveries that had been netted against certain decommissioning liabilities, and approximately $2.2 million of pre-tax insurance gains that were credited to earnings during the first quarter. Following the collection of the $39.8 million insurance settlement proceeds in March 2010, Maritech has additional maximum remaining coverage available relating to hurricane damage repairs of approximately $29.5 million, all of which relates to Hurricane Ike.

 The changes in anticipated insurance recoveries, including recoveries associated with a sunken transport barge and other non-hurricane related claims, during the six months ended June 30, 2010, are as follows:

Six Months Ended
June 30, 2010
(In Thousands)

Beginning balance	$26,992

Activity in the period:
Claim-related expenditures	304
Insurance reimbursements	(26,007)
Contested insurance recoveries	(186)
Ending balance at June 30, 2010	$1,103

Anticipated insurance recoveries that have been reflected as a reduction of our decommissioning liabilities were $0 at June 30, 2010, and $10.3 million at December 31, 2009. Anticipated insurance recoveries that are included in accounts receivables were $1.1 million and $16.7 million at June 30, 2010, and December 31, 2009, respectively.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Number of weighted average common
shares outstanding	75,491,288	74,979,536	75,433,742	74,952,324
Assumed exercise of stock options	1,366,009	421,041	1,385,443	247,472
Average diluted shares outstanding	76,857,297	75,400,577	76,819,185	75,199,796

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2010, we used the average market price of our common stock of $11.48 per share. For the three months ended June 30, 2010 and 2009, the calculations of the average diluted shares outstanding excludes the impact of 2,110,024 and 3,653,072 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the six months ended June 30, 2010 and 2009, the calculations of the average diluted shares outstanding exclude the impact of 2,130,597 and 3,927,057 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

Environmental Liabilities

Environmental expenditures that result in additions to property and equipment are capitalized, while other environmental expenditures are expensed. Environmental remediation liabilities are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated. Estimates of future environmental remediation expenditures often consist of a range of possible expenditure amounts, a portion of which may be in excess of amounts of liabilities recorded. In this instance, we disclose the full range of amounts reasonably possible of being incurred. Any changes or developments in environmental remediation efforts are accounted for and disclosed each quarter as they occur. Any recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Complexities involving environmental remediation efforts can cause the estimates of the associated liability to be imprecise. Factors that cause uncertainties regarding the estimation of future expenditures include, but are not limited to, the effectiveness of the anticipated work plans in achieving targeted results and changes in the desired remediation methods and outcomes as prescribed by regulatory agencies. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable as the work is performed and the range of ultimate costs becomes more defined. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of these contingencies.

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

Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available under the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at June 30, 2010, was approximately $322.3 million compared to a carrying amount of approximately $304.2 million, as current rates are more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt. We have not calculated or disclosed recurring fair value measurements of non-financial assets and non-financial liabilities.

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and gas production cash flows. For these fair value measurements, we utilize both a market approach and income approach, as we compare forward oil and natural gas pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. We have historically had no transfers of recurring fair value measurements between hierarchy levels. A summary of these fair value measurements as of June 30, 2010, and December 31, 2009, is as follows:

		Fair Value Measurements as of June 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas
swap contracts	$14,167	$-	$14,167	$-
Asset for oil swap contracts	8,413	-	8,413	-
Total	$22,580

		Fair Value Measurements as of December 31, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas
swap contracts	$19,926	$-	$19,926	$-
Liability for oil swap contracts	(2,618)	-	(2,618)	-
Total	$17,308

During the three months ended June 30, 2010, a portion of the carrying value of certain Maritech oil and gas properties was charged to earnings as an impairment of $8.9 million. The change in the fair value of these properties was due to decreased expected future cash flows based on forward pricing data from published sources, and was primarily due to unfavorable development activities and the decreased fair value of certain probable and possible reserves as reflected in recent market transactions. Because published forward pricing data was applied to estimated oil and gas reserve volumes based on our internally prepared reserve estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

A summary of these nonrecurring fair value measurements as of June 30, 2010 and 2009, using the fair value hierarchy is as follows:

	Fair Value Measurements as of June 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs	Total
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Impairments of oil and gas
properties	$8,460	$-	$-	$8,460	$8,859
Other impairments	2,415	-	-	2,415	1,068
	$10,875				$9,927

	Fair Value Measurements as of June 30, 2009 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs	Total
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Impairments of oil and gas
properties	$-	$-	$-	$-	$2,301
Impairment of investment in
unconsolidated joint venture	-	-	-	-	6,790
	$-				$9,091

New Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2009-13, “Revenue Recognition (Topic 605), Multiple Deliverable Revenue Arrangements,” which establishes the accounting and reporting guidance for arrangements under which service providers will perform multiple revenue-generating activities. Specifically, this guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. Additional disclosures of multiple deliverable arrangements will also be required. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of the accounting and disclosure requirements of this ASU will not have a significant impact on our financial statements.

In January 2010, the FASB published ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements,” which requires new disclosures about transfers in and out of fair value hierarchy levels, more detailed disclosures about activity in Level 3 fair value measurements, and clarifies existing disclosure requirements about asset and liability aggregation, inputs, and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements of activity in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosure requirements of this ASU will not have a significant impact on our financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2010	December 31, 2009
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2011	$-	$-
5.07% Senior Notes, Series 2004-A	September 30, 2011	55,000	55,000
4.79% Senior Notes, Series 2004-B	September 30, 2011	34,182	40,132
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
European bank credit facility		-	-
Other		35	-
		304,217	310,132
Less current portion		-	-
Total long-term debt		$304,217	$310,132

NOTE C – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the remaining well intervention, abandonment, decommissioning, and debris removal costs associated with offshore platforms that were previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners, anticipated insurance recoveries, and any contractual amount to be paid by the previous owner of the oil and gas property when the liabilities are satisfied.

The changes in the asset retirement obligations during the three month and six month periods ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,
	2010	2009
	(In Thousands)

Beginning balance as of March 31	$236,418	$243,696
Activity in the period:
Accretion of liability	1,350	2,119
Retirement obligations incurred	-	-
Revisions in estimated cash flows	4,902	12,883
Settlement of retirement obligations	(26,523)	(28,702)
Ending balance as of June 30	$216,147	$229,996

	Six Months Ended June 30,
	2010	2009
	(In Thousands)
Beginning balance as of December 31 of
the preceding year	$224,110	$248,725
Activity in the period:
Accretion of liability	2,698	4,400
Retirement obligations incurred	-	-
Revisions in estimated cash flows	22,184	16,445
Settlement of retirement obligations	(32,845)	(39,574)
Ending balance as of June 30	$216,147	$229,996

The majority of the increase in estimated cash flows for decommissioning liabilities and other asset retirement obligations during the six months ended June 30, 2010 relates primarily to Maritech’s offshore platforms that were destroyed by hurricanes, and resulted from the collection of anticipated insurance recoveries that had been previously netted against Maritech’s decommissioning liabilities.

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

Derivative Hedge Contracts

As of June 30, 2010, we had the following cash flow hedging swap contracts outstanding relating to a portion of our Maritech subsidiary’s oil and gas production:

Derivative Contracts	Aggregate Daily Volume	Weighted Average Contract Price	Contract Year
June 30, 2010

Oil swap contracts	3,000 barrels/day	$80.77/barrel	2010
Oil swap contracts	2,000 barrels/day	$87.68/barrel	2011

Natural gas swap contracts	20,000 MMBtu/day	$8.147/MMBtu	2010

We believe that our swap agreements are “highly effective cash flow hedges,” in managing the volatility of future cash flows associated with our oil and gas production. During the second quarter of 2009, we liquidated certain cash flow hedging swap contracts associated with Maritech’s oil production in exchange for cash of approximately $23.1 million. The effective portion of the change in derivative fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income, which is classified within stockholders’ equity. This component of accumulated other comprehensive income associated with cash flow hedge derivative contracts, including those derivative contracts that have been liquidated, will be subsequently reclassified into product sales revenues, utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). As of June 30, 2010, approximately $17.9 million of the total balance (approximately $19.8 million) of accumulated other comprehensive income associated with cash flow hedge derivatives is expected to be reclassified into product sales revenue over the next twelve month period. Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately.

The fair value of hedging instruments reflects our best estimates and is based upon exchange or over-the-counter quotations, whenever they are available. Quoted valuations may not be available. Where quotes are not available, we utilize other valuation techniques or models to estimate fair values. These modeling techniques require us to make estimations of future prices, price correlation, and market volatility and liquidity. The actual results may differ from these estimates, and these differences can be positive or negative. The fair value of our oil and natural gas swap contracts as of June 30, 2010, and December 31, 2009, is as follows:

Derivatives designated	Balance Sheet	Fair Value at
as hedging instruments	Location	June 30, 2010	December 31, 2009
		(In Thousands)

Natural gas swap contracts	Current assets	$14,167	$19,926
Oil swap contracts	Current assets	5,498	-
Oil swap contracts	Long-term assets	2,915	-
Oil swap contracts	Current liabilities	-	(2,618)

Total derivatives designated as hedging instruments		$22,580	$17,308

Oil and natural gas swap assets that are classified as current assets or current liabilities relate to the portion of the derivative contracts associated with hedged oil and gas production to occur over the next twelve month period. None of the oil and natural gas swap contracts contain credit risk related contingent features that would require us to post assets as collateral for contracts that are classified as liabilities. Pretax gains and losses associated with oil and gas derivative swap contracts for the three month and six month periods ended June 30, 2010 and 2009 are summarized below:

	Three Months Ended June 30, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$4,858	$7,725	$12,583
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(11,097)	1,371	(9,726)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	419	(35)	384

	Three Months Ended June 30, 2009
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$2,361	$11,365	$13,726
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	13,677	(2,369)	11,308
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(43)	(604)	(647)

	Six Months Ended June 30, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$9,939	$12,225	$22,164
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(9,320)	(7,287)	(16,607)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	125	215	340

	Six Months Ended June 30, 2009
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$6,882	$18,758	$25,640
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	11,722	(19,277)	(7,555)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(284)	(1,242)	(1,526)

Other Hedge Contracts

Our long-term debt includes borrowings that are designated as a hedge of our net investment in our European calcium chloride operations. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At June 30, 2010, we had 28 million euros (approximately $34.2 million) designated as a hedge of our net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $0.9 million, net of taxes, at June 30, 2010, with no ineffectiveness recorded.

NOTE E – COMPREHENSIVE INCOME

Comprehensive income for the three month and six month periods ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,
	2010	2009
	(In Thousands)

Net income	$13,560	$9,175
Net change in derivative fair value, net of taxes of $3,475
and $(3,966), respectively	5,867	(6,695)
Reclassification of derivative fair value into product sales
revenues, net of taxes of $(4,681) and $(5,103), respectively	(7,902)	(8,623)
Foreign currency translation adjustment, net of taxes of
$(1,112) and $324, respectively	(1,650)	5,681
Comprehensive income	$9,875	$(462)

	Six Months Ended June 30,
	2010	2009
	(In Thousands)

Net income	$18,987	$20,337
Net change in derivative fair value, net of taxes of $6,051
and $3,378, respectively	10,216	5,703
Reclassification of derivative fair value into product sales
revenues, net of taxes of $(8,245) and $(9,536), respectively	(13,919)	(16,104)
Foreign currency translation adjustment, net of taxes of
$(1,648) and $(772), respectively	(2,303)	4,253
Comprehensive income	$12,981	$14,189

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

Class Action Lawsuit – Between March 27, 2008, and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain former officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007, and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing, without prejudice, most of the claims in this lawsuit, but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables. On June 16, 2010, defendants and plaintiff’s counsel reached a settlement agreement whereby all claims against defendants will be released in exchange for a payment of $8.25 million, which is expected to be paid by our insurers. On July 21, 2010, the parties filed a motion for preliminary approval of the settlement with the Court, and we expect the settlement to become final in late 2010.

Derivative Lawsuit – Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class action lawsuit, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. Our board is currently evaluating the best course of action to take in response to the demand letter.

Although a settlement agreement in the federal complaint is pending before the Court, it has not been finalized. At this stage, it is impossible to predict the outcome of the derivative lawsuit or its impact upon us. We continue to believe that the allegations made in the derivative lawsuit are without merit, and we intend to continue to seek dismissal of and vigorously defend against this lawsuit. While a successful outcome cannot be guaranteed, we do not reasonably expect these lawsuits to have a material adverse effect.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of our zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. We are currently working with the EPA to finalize a joint stipulation of settlement whereby we will be responsible for a penalty of $487,000, which will be payable later during 2010. We expect this penalty to be covered by insurance.

NOTE G – INDUSTRY SEGMENTS

We manage our operations through five operating segments: Fluids, Offshore Services, Maritech, Production Testing, and Compressco.

Our Fluids Division manufactures and markets clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations both in the United States and in certain regions of Latin America, Europe, the Middle East, and other international locations. The Division also markets a variety of liquid and dry calcium chloride products, including products manufactured at its production facilities, to a variety of markets outside the energy industry.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech, an oil and gas exploration, exploitation, and production segment. The Offshore Services segment provides (1) downhole and subsea services such as plugging and abandonment, workover, and wireline services, (2) construction and decommissioning services for offshore oil and gas platforms and pipelines, including hurricane damage remediation utilizing heavy lift barges and cutting technologies, and (3) diving services involving conventional and saturated air diving and the operation of several dive support vessels.

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

The Compressco segment provides wellhead compression-based production enhancement services and products throughout many of the onshore producing regions of the United States, as well as certain oil and gas basins in Canada, Mexico, South America, Europe, Asia, and other international locations. These compression services can improve the value of natural gas and oil wells by increasing daily production and total recoverable reserves.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$62,599	$46,733	$113,854	$93,715
Offshore Division
Offshore Services	499	678	1,147	1,570
Maritech	49,576	44,518	95,794	84,988
Intersegment eliminations	-	-	-	-
Total Offshore Division	50,075	45,196	96,941	86,558
Production Enhancement Division
Production Testing	-	-	3,610	-
Compressco	1,241	451	2,703	2,765
Total Production Enhancement Division	1,241	451	6,313	2,765
Consolidated	113,915	92,380	217,108	183,038

Services and rentals
Fluids Division	16,714	15,462	31,704	32,144
Offshore Division
Offshore Services	84,839	91,579	135,448	138,699
Maritech	759	890	1,140	1,632
Intersegment eliminations	(18,156)	(21,383)	(23,296)	(29,026)
Total Offshore Division	67,442	71,086	113,292	111,305
Production Enhancement Division
Production Testing	24,822	18,286	47,797	42,905
Compressco	18,725	20,730	37,610	43,803
Total Production Enhancement Division	43,547	39,016	85,407	86,708
Consolidated	127,703	125,564	230,403	230,157

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
Revenues from external customers
Intersegment revenues
Fluids Division	$16	$16	$32	$41
Offshore Division
Offshore Services	63	-	204	32
Maritech	-	-	35	-
Intersegment eliminations	-	-	-	-
Total Offshore Division	63	-	239	32
Production Enhancement Division
Production Testing	4	1	4	1
Compressco	-	-	-	-
Total Production Enhancement Division	4	1	4	1
Intersegment eliminations	(83)	(17)	(275)	(74)
Consolidated	-	-	-	-

Total revenues
Fluids Division	79,329	62,211	145,590	125,900
Offshore Division
Offshore Services	85,401	92,257	136,799	140,301
Maritech	50,335	45,408	96,969	86,620
Intersegment eliminations	(18,156)	(21,383)	(23,296)	(29,026)
Total Offshore Division	117,580	116,282	210,472	197,895
Production Enhancement Division
Production Testing	24,826	18,287	51,411	42,906
Compressco	19,966	21,181	40,313	46,568
Total Production Enhancement Division	44,792	39,468	91,724	89,474
Intersegment eliminations	(83)	(17)	(275)	(74)
Consolidated	$241,618	$217,944	$447,511	$413,195

Income before taxes and discontinued operations
Fluids Division	$10,191		$1,216		$16,377		$13,369
Offshore Division
Offshore Services	14,269		23,024		11,828		22,380
Maritech	1,044		(11,431)		9,687		(2,245)
Intersegment eliminations	81		(187)		572		(498)
Total Offshore Division	15,394		11,406		22,087		19,637
Production Enhancement Division
Production Testing	3,322		7,382		7,518		13,081
Compressco	4,735		5,904		9,630		12,573
Total Production Enhancement Division	8,057		13,286		17,148		25,654
Corporate overhead	(13,104	)(1)	(12,269	)(1)	(26,602	)(1)	(26,886	)(1)
Consolidated	$20,538		$13,639		$29,010		$31,774

	June 30,
	2010		2009
Total assets	(In Thousands)
Fluids Division	$381,485		$361,522
Offshore Division
Offshore Services	177,656		195,527
Maritech	308,292		428,475
Intersegment eliminations	(1,674)		(3,399)
Total Offshore Division	484,274		620,603
Production Enhancement Division
Production Testing	104,151		108,616
Compressco	195,333		207,945
Total Production Enhancement Division	299,484		316,561
Corporate overhead	171,779	(2)	120,312	(2)
Consolidated	$1,337,022		$1,418,998

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In Thousands)
General and administrative expense	$9,083	$7,901	$17,769	$17,568
Depreciation and amortization	727	748	1,503	1,447
Interest expense	4,303	3,349	8,279	6,717
Other general corporate (income) expense, net	(1,009)	271	(949)	1,154
Total	$13,104	$12,269	$26,602	$26,886
(2) Includes assets of discontinued operations.

NOTE H – SUBSEQUENT EVENT

In July 2010, our Maritech subsidiary purchased interests in certain onshore oil and gas properties located in South Texas from Aurora Resources Corporation. The acquired properties will be recorded at a cost of approximately $6.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Similar to the previous quarter, consolidated revenues increased during the second quarter of 2010 compared to the prior year period. Our Fluids Division reported the most significant increase due to the increased sales of clear brine fluids compared to the prior year period, as our customers’ completion activities increased during the period. In addition, the Fluids Division reported increased revenues from sales of production from its new El Dorado, Arkansas calcium chloride plant facility, which began operations in late 2009. Our Production Testing segment also reported increased revenues due to increased activity compared to the prior year period. We believe the continuing growth in revenues for these segments reflects the ongoing economic recovery that has resulted in increased oil and gas industry activity. This increased industry activity is reflected by the total domestic rig count during the second quarter of 2010, which showed a 61.2% increase from the prior year period. Maritech also showed increased revenues, due to increased realized pricing primarily as a result of commodity derivative hedge contracts. The increased revenue from these segments was partially offset by decreased activity for the Compressco and Offshore Services segments. Offshore Services revenues were decreased compared to the record levels of 2009, but were comparable to periods prior to 2009. The increased revenue levels for our Fluids Division and Production Testing and Maritech segments contributed to increased overall profitability during the second quarter of 2010 as compared to the prior year period. We expect continued growth in many of our businesses during the remainder of 2010, although these expectations are dependent on the continuing recovery from the current economic recession. Additionally, certain of our operating activities and those of our customers are also subject to the impact of the recent blowout of BP’s Macondo well in the Gulf of Mexico and the announced and anticipated changes to the U.S. offshore regulatory environment.

Operating cash flows during the first half of 2010 totaled $90.5 million, which was down 30.4% compared to the prior year period. Operating cash flows during the first half of 2010 include a $39.8 million Maritech insurance settlement received during the first quarter of 2010. Much of our operating cash flows continue to be dedicated to the extinguishment of Maritech decommissioning obligations for its offshore oil and gas properties. The decrease in operating cash flows primarily reflects the decreased demand for our Offshore Services segment compared to the record levels of the previous year, and is despite the improving activity levels of several of our other businesses. Given the uncertainty of the current environment, we continue to seek additional ways to operate prudently by maintaining many of the fiscal measures we implemented in late 2008. We continue to utilize our operating cash flows to fund all of our working capital and capital expenditure needs, requiring no outstanding balance under our bank revolving credit facility. Our capital expenditure plans for 2010 are less than $130 million, and many of these projects are discretionary and can be postponed as needed to conserve capital. With $284.4 million available to be drawn under the revolving credit facility, $89.2 million of available cash at June 30, 2010, and a strong balance sheet, we have significant liquidity to consider acquisition and growth opportunities. Certain of our borrowings, including our revolving credit facility and the 2004 Series Senior Notes, have maturities scheduled during 2011. Efforts have begun to replace or refinance these maturing debt agreements.

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

Because the estimated fair value of our Compressco reporting unit currently exceeds its carrying value by approximately 9.6%, there is a reasonable possibility that Compressco’s goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting the estimated fair value of our Compressco reporting unit include the prices received by Compressco’s customers for natural gas production, the rate of future growth of Compressco’s business, and the need and timing of the full resumption of the fabrication of Compressco’s GasJack® compressor units. Although the demand for Compressco’s wellhead compression services and products has improved during the past two quarters, the demand continues to be decreased compared to early 2008 levels, and has been negatively affected by the current economic environment. Any further decrease of natural gas prices could have a further negative effect on the fair value of our Compressco reporting unit.

Results of Operations

Three months ended June 30, 2010 compared with three months ended June 30, 2009.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$241,618	$217,944	$23,674	10.9%
Gross profit	47,832	40,389	7,443	18.4%
Gross profit as a percentage of revenue	19.8%	18.5%
General and administrative expense	24,955	22,454	2,501	11.1%
General and administrative expense as
a percentage of revenue	10.3%	10.3%
Interest expense, net	4,238	3,411	827	24.2%
Other (income) expense, net	(1,899)	885	(2,784)	-314.6%
Income before taxes and discontinued operations	20,538	13,639	6,899	50.6%
Income before taxes and discontinued operations as
a percentage of revenue	8.5%	6.3%
Provision for income taxes	6,903	4,429	2,474	55.9%
Income before discontinued operations	13,635	9,210	4,425	48.0%
Loss from discontinued operations, net of taxes	(75)	(35)	(40)	114.3%
Net income	$13,560	$9,175	$4,385	47.8%

Consolidated revenues increased primarily due to increased Fluids Division activity, which resulted from increased sales volumes of clear brine fluids and other manufactured products. Increased revenues from our Production Testing and Maritech segments were largely offset by decreased Offshore Services and Compressco revenues. Overall gross profit increased due to overall increased margins as a result of improving demand for our products and services compared to the prior year period. This increase in gross profit was despite the decreased profitability of our Offshore Services segment compared to the record performance of the prior year period.

Consolidated general and administrative expenses increased as compared to the prior year period primarily due to increased employee related costs, including $2.2 million of increased salary, benefits, contract labor costs, and other associated employee expenses. In addition, general and administrative expenses increased due to $0.5 million of increased professional fees, $0.5 million of increased office expenses, and $0.8 million of increased general expenses. These increases were partially offset by approximately $1.1 million of decreased bad debt expense and $0.5 million of decreased insurance expenses.

Consolidated interest expense increased primarily due to a decrease in capitalized interest compared to the prior year period, following the completion of significant construction projects, including the El Dorado, Arkansas, calcium chloride facility and our corporate headquarters building.

Consolidated other (income) expense for the prior year period included a $6.8 million charge for an impairment of European joint venture investment, which was partially offset by a $5.8 million legal settlement. Other income also increased from the prior year due to $1.0 million of increased hedge ineffectiveness gains and $0.7 million of increased foreign currency gains.

Consolidated provision for income taxes increased during the current year period as compared to the prior year period primarily due to increased earnings.

Divisional Comparisons

Fluids Division

	Three Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$79,329	$62,211	$17,118	27.5%
Gross profit	15,369	13,182	2,187	16.6%
Gross profit as a percentage of revenue	19.4%	21.2%
General and administrative expense	5,684	5,446	238	4.4%
General and administrative expense as
a percentage of revenue	7.2%	8.8%
Interest (income) expense, net	(5)	50	(55)
Other (income) expense, net	(501)	6,470	(6,971)
Income before taxes and discontinued operations	$10,191	$1,216	$8,975	738.1%
Income before taxes and discontinued operations as
a percentage of revenue	12.8%	2.0%

The increase in Fluids Division revenues was primarily due to $15.9 million of increased product sales revenues, primarily from increased domestic and international sales of clear brine fluids (CBFs) during the current year period as a result of increased oil and gas activity. In addition, revenues increased from sales of liquid calcium chloride from our new El Dorado, Arkansas, calcium chloride plant, which began production during the fourth quarter of 2009. Increased domestic activity levels also resulted in approximately $1.3 million of increased service revenues as compared to the prior year period. Certain activity in the Gulf of Mexico may continue to be decreased going forward due to the current deepwater drilling moratorium and the anticipated impact of increased regulation of offshore drilling.

Gross profit increased compared to the prior year period primarily due to the increase in CBF sales discussed above, although the impact of increased volumes for selected CBF products were partially offset by increased product costs. In addition, gross profit from completion services increased during the period. This increased gross profit from completion fluids sales and services were partially offset by the impact of start-up costs and early production inefficiencies from the new calcium chloride plant.

Income before taxes increased significantly compared to the prior year period primarily due to a $6.8 million charge during 2009 for the impairment of the Division’s investment in a European unconsolidated joint venture. The joint venture ceased its calcium chloride manufacturing plant operation during 2009 following our joint venture partner’s announced closure of its adjacent plant facility that supplied the joint venture’s plant with feedstock raw material.

Offshore Division

Offshore Services Segment

	Three Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$85,401	$92,257	$(6,856)	-7.4%
Gross profit	18,334	26,673	(8,339)	-31.3%
Gross profit as a percentage of revenue	21.5%	28.9%
General and administrative expense	4,010	3,635	375	10.3%
General and administrative expense as
a percentage of revenue	4.7%	3.9%
Interest (income) expense, net	1	-	1
Other (income) expense, net	54	14	40
Income before taxes and discontinued operations	$14,269	$23,024	$(8,755)	-38.0%
Income before taxes and discontinued operations as
a percentage of revenue	16.7%	25.0%

The decrease in Offshore Services segment revenues was due to decreased activity compared to the record levels experienced in the prior year period, particularly for the decommissioning and construction services businesses. The decreased activity has resulted in reduced utilization of much of the segment’s fleet, despite the addition of a leased dive service vessel beginning in June 2009. In addition to the decreased activity for certain of the segment’s operations, overall pricing levels have been reduced so far during 2010 compared to the prior year period. We plan to continue to capitalize on the anticipated demand levels for well abandonment and decommissioning services in the Gulf of Mexico to be performed over the next several years on offshore properties that were damaged or destroyed by hurricanes. However, we anticipate that levels of such activity will not be as high as the record activity levels enjoyed during most of 2009. A significant amount of such hurricane damage work is planned for Maritech during 2010, and $18.2 million of the segment’s revenues during the second quarter of 2010 was related to work performed for Maritech, compared with $21.4 million during the prior year period.

The decrease in gross profit was primarily due to the decreased pricing and activity, but also included the impact of decreased utilization and efficiencies compared to the prior year period. We anticipate that profitability of the Offshore Services segment will continue to be decreased going forward compared to the high profitability levels of the prior year period due to the expected decrease in utilization and pricing.

The decrease in income before taxes as compared to the prior year period was primarily due to the decreased gross profit discussed above. General and administrative expenses increased primarily from the impact of increased salaries and employee expenses compared to the prior year period.

 Maritech Segment

	Three Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$50,335	$45,408	$4,927	10.9%
Gross profit	2,332	(10,501)	12,833	122.2%
Gross profit as a percentage of revenue	4.6%	-23.1%
General and administrative expense	1,349	919	430	46.8%
General and administrative expense as
a percentage of revenue	2.7%	2.0%
Interest (income) expense, net	(61)	11	(72)
Other (income) expense, net	-	-	-
Income (loss) before taxes and
discontinued operations	$1,044	$(11,431)	$12,475	109.1%
Income (loss) before taxes and discontinued operations
as a percentage of revenue	2.1%	-25.2%

Maritech revenues increased during the second quarter of 2010 compared to the prior year period due to approximately $14.3 million of increased realized commodity prices. Maritech has hedged a portion of its expected future production levels by entering into commodity derivative hedge contracts, with certain contracts extending through 2011. Including the impact of these commodity derivative hedge contracts, Maritech reflected average realized oil and natural gas prices during the second quarter of 2010 of $99.26/barrel and $8.43/MMBtu, respectively, each of which were significantly higher than market prices of oil and natural gas during the period. Much of the favorable hedged oil pricing impact was as a result of 2010 oil swaps that were liquidated during 2009. Partially offsetting the increased realized prices, decreased production volumes during the current year period resulted in $9.4 million of decreased revenues, primarily from natural gas production interruptions and normal oil and natural gas declines during the period. Maritech’s interest in the East Cameron 328 field will continue to have a portion of its production shut-in until new platform construction can be finalized to replace a platform that was toppled during Hurricane Ike in 2008. Maritech plans to redrill certain wells on this field. Since late 2008, Maritech has significantly reduced its acquisition and development activities, and the level of such activity is expected to continue to be decreased going forward due to our ongoing efforts to conserve capital. In addition, Maritech reported $0.1 million of decreased processing revenue during the current year quarter.

In addition to the increased revenues, the increase in gross profit was primarily due to the significant charges incurred in the prior year period for decommissioning costs incurred in excess of recorded liabilities, which were $9.7 million during 2009 compared to $2.0 million during the current year period. Also contributing to the increased gross profit was a $5.0 million reduction in depreciation, depletion, amortization, and accretion compared to the prior year, primarily due to lower production volumes. In addition, Maritech recorded approximately $3.3 million of decreased insurance expense during the current year period, although beginning in July 2010 Maritech has purchased windstorm damage insurance for the subsequent twelve month period. The premiums for this purchased windstorm damage insurance will increase operating expense going forward. These increases in gross profit were partially offset by approximately $7.0 million of increased oil and gas property impairments during the current year period.

The increase in income before taxes was due to the increase in gross profit discussed above, which more than offset the increased general and administrative expenses.

Production Enhancement Division

Production Testing Segment

	Three Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$24,826	$18,287	$6,539	35.8%
Gross profit	4,874	3,456	1,418	41.0%
Gross profit as a percentage of revenue	19.6%	18.9%
General and administrative expense	2,076	1,784	292	16.4%
General and administrative expense as
a percentage of revenue	8.4%	9.8%
Interest (income) expense, net	(5)	-	(5)
Other (income) expense, net	(519)	(5,710)	5,191
Income before taxes and discontinued operations	$3,322	$7,382	$(4,060)	-55.0%
Income before taxes and discontinued operations as
a percentage of revenue	13.4%	40.4%

The increase in revenues for the Production Testing segment was primarily due to a $3.7 million increase in domestic revenues resulting from increased oil and gas industry activity, as reflected by increased domestic rig count levels. In addition, international revenues increased by $2.8 million compared to the prior year period as a result of increased activity for the regions in which we serve. Much of our international production testing services are provided in Mexico, where customer budgetary issues and security disruptions have negatively impacted activity levels.

The increase in gross profit was primarily due to the increased domestic activity as a result of improved demand as well as from improved operating efficiencies. International activities also increased, but were partially offset by the impact of the segment’s South American technical management contractual activity.

Income before taxes decreased primarily due to the $5.8 million gain from legal settlement which was recorded in the prior year period and from increased administrative costs. These decreases were partially offset by increased foreign currency gains during the current year period.

Compressco Segment

	Three Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$19,966	$21,181	$(1,215)	-5.7%
Gross profit	7,580	8,591	(1,011)	-11.8%
Gross profit as a percentage of revenue	38.0%	40.6%
General and administrative expense	2,755	2,769	(14)	-0.5%
General and administrative expense as
a percentage of revenue	13.8%	13.1%
Interest (income) expense, net	4	-	4
Other (income) expense, net	86	(82)	168
Income before taxes and discontinued operations	$4,735	$5,904	$(1,169)	-19.8%
Income before taxes and discontinued operations as
a percentage of revenue	23.7%	27.9%

The decrease in revenues for the Compressco segment was primarily due to the reduced U.S. demand for wellhead compression services during the second quarter of 2010, which resulted in a $2.0 million decrease in service revenue. Although Compressco’s activity levels have begun to increase during the past two quarters, current period revenue levels are still decreased from the prior year period. Over the past year, many oil and gas operators, including many of Compressco’s customers, reacted to lower gas prices with efforts to reduce operating expenses. The overall decrease in revenues occurred despite a $0.8 million increase in revenues from sales of compressor units during the second quarter of 2010 compared to the prior year period. International revenues were flat compared to the prior year period. Compressco has reduced the fabrication of new compressor units until demand for its services increases and inventories of available units are reduced. Going forward, Compressco’s international revenues will also be affected by conditions in Mexico, where customer budgetary issues and security disruptions have negatively affected activity levels.

Compressco’s gross profit decreased domestically as well as internationally primarily due to the decreased domestic activity discussed above, but was also affected by decreased pricing. International profitability decreased primarily due to the decreased Mexico activity. Gross profit as a percentage of revenues also decreased due to the decreased activity, despite Compressco’s efforts to improve operating efficiencies.

The decrease in income before taxes was primarily due to the decrease in gross profit and decreased foreign currency gains.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Gross profit (primarily depreciation expense)	$(737)	$(749)	$12	1.6%
General and administrative expense	9,083	7,901	1,182	15.0%
Interest (income) expense, net	4,303	3,349	954	28.5%
Other (income) expense, net	(1,019)	270	(1,289)
Income (loss) before taxes and discontinued
operations	$(13,104)	$(12,269)	$(835)	6.8%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead increased primarily due to increased administrative expense compared to the prior year period. Corporate general and administrative costs increased due to approximately $0.8 million of increased salaries and other general employee expenses, approximately $0.5 million of increased professional fee expenses, and $0.2 million of increased office related expense. These increases were partially offset by approximately $0.3 million of decreased insurance expense. In addition to increased administrative expense, corporate interest expense increased due to a decrease in the amount of interest capitalized on construction projects during the period, particularly following the completion of the El Dorado, Arkansas, calcium chloride facility. The increase in administrative and interest expenses was partially offset by increased other income, primarily due to increased hedge ineffectiveness gains.

Six months ended June 30, 2010 compared with six months ended June 30, 2009.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$447,511	$413,195	$34,316	8.3%
Gross profit	82,926	83,759	(833)	-1.0%
Gross profit as a percentage of revenue	18.5%	20.3%
General and administrative expense	47,732	47,023	709	1.5%
General and administrative expense as
a percentage of revenue	10.7%	11.4%
Interest expense, net	8,266	6,588	1,678	25.5%
Other (income) expense, net	(2,082)	(1,626)	(456)	28.0%
Income before taxes and discontinued operations	29,010	31,774	(2,764)	-8.7%
Income before taxes and discontinued operations as
a percentage of revenue	6.5%	7.7%
Provision for income taxes	9,919	11,194	(1,275)	-11.4%
Income before discontinued operations	19,091	20,580	(1,489)	-7.2%
Loss from discontinued operations, net of taxes	(104)	(243)	139
Net income	$18,987	$20,337	$(1,350)	-6.6%

Consolidated revenues increased primarily due to increased Fluids Division activity, which resulted from increased production of manufactured products and from increased clear brine fluids (CBFs) sales volumes and prices. Increased revenues from our Production Testing and Maritech segments were partially offset by decreases in Offshore Services and Compressco revenues. Overall gross profit decreased primarily due to the decreased profitability of our Offshore Services segment, which reported record profitability during the prior year period. This decrease was partially offset by increased Maritech gross profit, which increased due to increased prices and decreased operating expenses.

Consolidated general and administrative expenses increased as compared to the prior year period primarily due to $2.9 million of increased employee related costs, including increased salary, benefits, contract labor costs, and other associated employee expenses. In addition, general and administrative expenses increased due to $0.9 million of increased professional fees, $0.4 million of increased office expenses, and $0.2 million of increased general expenses. These increases were partially offset by approximately $3.0 million of decreased bad debt expense and $0.7 million of decreased insurance and taxes expenses.

Consolidated interest expense increased primarily due to a decrease in capitalized interest compared to the prior year period following the completion of significant construction projects, including the El Dorado, Arkansas, calcium chloride facility and our corporate headquarters building.

Consolidated other income increased during 2010 compared to the prior year due to approximately $1.9 million of increased hedge ineffectiveness gains and approximately $0.3 million of increased foreign currency gains. Consolidated other (income) expense for the prior year included approximately $2.9 million of gains on sales of assets and a $5.8 million legal settlement, which were partially offset by a $6.8 million charge for an impairment of a European joint venture investment.

Consolidated provision for income taxes increased primarily due to increased earnings.

Divisional Comparisons

Fluids Division

	Six Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$145,590	$125,900	$19,690	15.6%
Gross profit	26,340	30,203	(3,863)	-12.8%
Gross profit as a percentage of revenue	18.1%	24.0%
General and administrative expense	10,757	11,305	(548)	-4.8%
General and administrative expense as
a percentage of revenue	7.4%	9.0%
Interest (income) expense, net	13	23	(10)
Other (income) expense, net	(807)	5,506	(6,313)
Income before taxes and discontinued operations	$16,377	$13,369	$3,008	22.5%
Income before taxes and discontinued operations as
a percentage of revenue	11.2%	10.6%

The increase in Fluids Division revenues as compared to the prior year period was due to $20.1 million of increased product sales revenues, which was partially due to increased revenues from sales of liquid calcium chloride produced from our new El Dorado, Arkansas, calcium chloride plant, which began production during the fourth quarter of 2009. In addition, revenues increased due to a significant sale of bromide products during the first quarter of 2010. Also, clear brine fluids (CBFs) sales volumes increased despite lower prices for selected products due to increased domestic oil and gas activity compared to the prior year period. However, certain activity in the U.S. Gulf of Mexico may be decreased going forward due to the current deepwater drilling moratorium and the anticipated impact of increased regulation of offshore drilling. The increase in product sales revenues was partially offset by approximately $0.4 million of decreased service revenues.

Despite the increased revenues, gross profit decreased compared to the prior year period primarily due to the decreased profitability of our domestic calcium chloride manufacturing operations. This decreased profitability was a result of start-up costs and early production inefficiencies from the new calcium chloride plant. In addition, gross profit on CBF sales were decreased primarily due to the lower prices for selected products and due to increased product costs.

Income before taxes increased compared to the prior year period primarily due to a $6.8 million charge during 2009 for the impairment of the Division’s investment in a European unconsolidated joint venture. The joint venture ceased its calcium chloride manufacturing plant operation during 2009 following our joint venture partner’s announced closure of its adjacent plant facility that supplied the joint venture’s plant with feedstock raw material.

Offshore Division

Offshore Services Segment

	Six Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$136,799	$140,301	$(3,502)	-2.5%
Gross profit	20,242	29,574	(9,332)	-31.6%
Gross profit as a percentage of revenue	14.8%	21.1%
General and administrative expense	8,356	7,025	1,331	18.9%
General and administrative expense as
a percentage of revenue	6.1%	5.0%
Interest (income) expense, net	1	(161)	162
Other (income) expense, net	57	330	(273)
Income before taxes and discontinued operations	$11,828	$22,380	$(10,552)	-47.1%
Income before taxes and discontinued operations as
a percentage of revenue	8.6%	16.0%

The decrease in revenues for the Offshore Services segment was due to decreased activity compared to the record levels experienced in the prior year period, particularly for the decommissioning and construction services businesses. The decreased activity resulted in reduced utilization of much of the segment’s fleet as compared to the prior year period, without taking into effect the addition of a leased dive service vessel beginning in June 2009. In addition to the decreased activity for certain of the segment’s operations, overall pricing levels have been reduced during the current year period compared to the prior year period. We plan to continue to capitalize on the anticipated demand levels for well abandonment and decommissioning services in the Gulf of Mexico to be performed over the next several years on offshore properties that were damaged or destroyed by hurricanes, although we anticipate that levels of such activity will be reduced compared to the record activity levels during most of 2009. A significant amount of such hurricane damage work is planned for Maritech during 2010, and $23.3 million of the segment’s revenues during the first half of 2010 were performed for Maritech, compared with $29.0 million during the prior year period.

The decrease in gross profit was primarily due to the decreased pricing and activity, but also included the impact of decreased utilization and efficiencies compared to the prior year period. We anticipate that profitability of the Offshore Services segment will continue to be decreased going forward compared to the high profitability levels of 2009 due to the expected decrease in utilization and pricing.

The decrease in income before taxes was primarily due to the decreased gross profit discussed above. Increased general and administrative expenses include the impact of increased salaries compared to the prior year period.

  Maritech Segment

	Six Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$96,969	$86,620	$10,349	11.9%
Gross profit	10,797	(2,849)	13,646	479.0%
Gross profit as a percentage of revenue	11.1%	-3.3%
General and administrative expense	1,158	1,967	(809)	-41.1%
General and administrative expense as
a percentage of revenue	1.2%	2.3%
Interest (income) expense, net	(52)	8	(60)
Other (income) expense, net	4	(2,579)	2,583
Income (loss) before taxes and
discontinued operations	$9,687	$(2,245)	$11,932	531.5%
Income (loss) before taxes and discontinued operations
as a percentage of revenue	10.0%	-2.6%

Approximately $25.1 million of increased Maritech revenues was due to increased realized commodity prices during the first six months of 2010 compared to the prior year period. Maritech has hedged a portion of its expected future production levels by entering into commodity derivative hedge contracts, with certain contracts extending through 2011. Including the impact of these commodity derivative hedge contracts, Maritech reflected average realized oil and natural gas prices during the first six months of 2010 of $96.61/barrel and $8.38/MMBtu, respectively, each of which were significantly higher than market prices of oil and natural gas during the period. Much of the favorable hedged oil pricing impact was as a result of 2010 oil swaps that were liquidated during 2009. Partially offsetting the increased realized prices, production volumes decreased during the current year period, resulting in $14.4 million of decreased revenues, primarily from natural gas production interruptions and normal oil and gas production declines during the period. Maritech’s interest in the East Cameron 328 field will continue to have a portion of its production shut-in until new platform construction can be completed to replace a platform that was toppled during Hurricane Ike in 2008. Maritech plans to redrill certain wells in this field. Since late 2008, as a result of our efforts to conserve capital, Maritech has significantly reduced its acquisition and development activities, and the level of such activity is expected to continue to be decreased going forward. In addition, Maritech reported $0.5 million of decreased processing revenue during the current year quarter.

In addition to the effect of increased revenues, the increase in gross profit was primarily due to approximately $6.2 million of decreased depreciation, depletion, amortization, and accretion during the current year period, primarily due to decreased production. In addition, approximately $3.9 million of decreased charges for decommissioning costs incurred in excess of recorded liabilities were recorded by Maritech during the 2010 period compared to the prior year period. These increases in gross profit were partially offset by approximately $6.8 million of increased impairments during the current year period. While Maritech’s insurance expense decreased approximately $4.6 million during the current year period due to Maritech’s decision to suspend its windstorm damage coverage during the past year, this decrease was partially offset by $3.2 million of decreased insurance settlement gains during the current year period. Beginning in July 2010, Maritech resumed its purchase of windstorm damage insurance for the subsequent twelve month period, which will increase operating expenses going forward.

The increase in income before taxes was due to the increase in gross profit discussed above and decreased general and administrative expenses, which was primarily due to decreased bad debt expense. These increases were partially offset by $2.6 million of decreased gains on sales of assets.

Production Enhancement Division

 Production Testing Segment

	Six Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$51,411	$42,906	$8,505	19.8%
Gross profit	11,330	11,143	187	1.7%
Gross profit as a percentage of revenue	22.0%	26.0%
General and administrative expense	4,279	3,987	292	7.3%
General and administrative expense as
a percentage of revenue	8.3%	9.3%
Interest (income) expense, net	(8)	2	(10)
Other (income) expense, net	(459)	(5,927)	5,468
Income before taxes and discontinued operations	$7,518	$13,081	$(5,563)	-42.5%
Income before taxes and discontinued operations as
a percentage of revenue	14.6%	30.5%

The increase in revenues for the Production Testing segment was primarily due to an $8.9 million increase in international revenues resulting from increased activity, including revenues associated with a South American technical management contract. Partially offsetting the increased international revenues was a $0.4 million decrease in revenues from domestic operations, primarily due to decreased pricing and despite the increase in domestic drilling activity. Much of our international production testing services are based in Mexico, where customer budgetary issues and security disruptions have negatively affected activity levels.

The increase in gross profit was due to the increased international activity, which more than offset the decrease in domestic gross profit. International production testing operations have historically generated higher operating margins than domestic operations. The decreased domestic gross profit was caused by decreased pricing, which more than offset the impact of increased domestic operating efficiencies.

Income before taxes decreased primarily due to the $5.8 million gain from a legal settlement which was recorded in the prior year period. This decrease in other income plus increased administrative costs was partially offset by the increased gross profit during the current year period.

 Compressco Segment

	Six Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Revenues	$40,313	$46,568	$(6,255)	-13.4%
Gross profit	15,154	17,712	(2,558)	-14.4%
Gross profit as a percentage of revenue	37.6%	38.0%
General and administrative expense	5,412	5,193	219	4.2%
General and administrative expense as
a percentage of revenue	13.4%	11.2%
Interest (income) expense, net	33	-	33
Other (income) expense, net	79	(54)	133
Income before taxes and discontinued operations	$9,630	$12,573	$(2,943)	-23.4%
Income before taxes and discontinued operations as
a percentage of revenue	23.9%	27.0%

The decrease in Compressco revenues was due to $6.2 million of decreased compression service revenues, reflecting the reduced U.S. demand for wellhead compression services during the first half of 2010, primarily due to continuing lower natural gas prices compared to prices during previous years. Although Compressco’s activity levels have begun to increase during the past two quarters, current period revenue levels are still decreased from the prior year period. Over the past year, many domestic oil and gas operators, including certain Compressco customers, have responded to the lower gas prices by reducing operating expenses. In addition, international revenues also decreased slightly. Going forward, we anticipate that Compressco’s international revenues will continue to be negatively affected by conditions in Mexico, where customer budgetary issues and security disruptions have negatively impacted activity levels. Revenues from sales of compressor units were flat compared to the prior year period. Compressco has reduced the fabrication of new compressor units until demand for its services increases and inventories of available units are reduced.

The decrease in gross profit was due to decreased demand worldwide for Compressco’s products and services, and from decreased pricing. Gross profit as a percentage of revenues also decreased due to the decreased activity, despite Compressco’s efforts to improve operating efficiencies.

The decrease in income before taxes was primarily due to the decrease in gross profit and, to a lesser extent, from increased administrative expenses.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)

Gross profit (primarily depreciation expense)	$(1,509)	$(1,450)	$(59)	4.1%
General and administrative expense	17,769	17,568	201	1.1%
Interest (income) expense, net	8,278	6,717	1,561	23.2%
Other (income) expense, net	(954)	1,151	(2,105)
Income (loss) before taxes and
discontinued operations	$(26,602)	$(26,886)	$284	-1.1%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead decreased slightly during the first six months of 2010 compared to the prior year period, as increased other income was significantly offset by increased administrative and interest expenses. Other income increased primarily due to increased hedge ineffectiveness gains from our commodity derivatives. Corporate general and administrative costs increased slightly, as approximately $0.5 million of increased salaries and employee related expenses and approximately $0.6 million of increased professional fee expenses were partially offset by approximately $0.4 million of decreased general expenses and $0.4 million of decreased insurance and taxes expenses. In addition to increased administrative expense, corporate interest expense increased due to a decrease in the amount of interest capitalized on construction projects during the period, particularly following the completion of the El Dorado, Arkansas, calcium chloride facility.

Liquidity and Capital Resources

Our operating cash flows have decreased compared to the prior year period, and are expected to be affected in the future by the current uncertainty relating to the recent events in the Gulf of Mexico and the continuing economic recovery. We are continuing our fiscal disciplines we established in late 2008, which include reviewing our capital expenditure plans carefully. However, our strong balance sheet and current borrowing capacity allow us to continue to seek investment opportunities that meet certain criteria, including potentially strategic acquisition opportunities.

 Operating Activities – Cash flows from operating activities totaled approximately $90.5 million during the first six months of 2010 compared to approximately $130.0 million during the prior year period. Prior period operating cash flows includes $23.1 million from the liquidation of certain oil swap derivative contracts. Approximately $39.8 million of current period operating cash flows were generated from insurance settlements and claims proceeds from a portion of Maritech’s insurance coverage related to damages suffered from Hurricane Ike during 2008. Excluding these insurance settlement proceeds, current year operating cash flows have decreased significantly compared to the prior year, and primarily reflect the decreased operating cash flows of our Offshore Services segment, which enjoyed unprecedented demand for its products and services during 2009. In addition, changes in the timing of working capital items, particularly accounts receivable and accounts payable and accrued expenses, resulted in a significant decrease in operating cash flows compared to the prior year period.

Future operating cash flows for many of our businesses are largely dependent upon the level of oil and gas industry activity, particularly in the U.S. Gulf of Mexico region. Many within the oil and gas industry are expecting a significant increase in regulatory requirements for all U.S. offshore drilling and production operations, particularly for deepwater projects, as a result of the BP Macondo oil spill and resulting drilling moratorium. Operators are already seeing delays in permitting for deepwater and shallow water offshore projects. These and other anticipated increased regulatory requirements are expected to delay activity schedules and increase operating expenses and drilling costs, perhaps significantly. A portion of our revenues has been and will continue to be impacted by the Macondo well blowout and the current government-imposed deepwater drilling moratorium. Primarily as a result of the drilling moratorium, the U.S. Gulf of Mexico offshore rig count dropped significantly during June 2010. In addition, all of our offshore activities could potentially be directly or indirectly affected by the spill and/or more stringent government regulations. For certain of our businesses, increased government regulations could affect us positively. However, to the extent the government-imposed deepwater drilling moratorium continues into the future, and more stringent government regulations affecting deepwater and shallow water drilling are enacted, our future revenues and operating cash flows could be negatively affected.

In addition, the timing and strength of the current global economic recovery continues to be difficult to predict, and the majority of domestic oil and gas operators’ activities and spending levels are significantly below early 2008 levels. Demand for a large portion of our products and services is driven by oil and gas drilling and production activity, which is affected by oil and natural gas commodity pricing. Decreased Maritech cash flows as a result of currently decreasing natural gas prices are largely offset by the impact of natural gas commodity derivative contracts, which extend through the end of 2010. However, current natural gas prices also affect the domestic demand for the products and services of our Production Testing, Compressco, and Fluids segments. While the level of revenues and cash flows for these businesses are improving modestly in 2010 compared to 2009, such levels are expected to continue to be significantly below the levels generated during the first half of 2008.

    Maritech has four remaining offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. The estimated cost to perform well intervention, abandonment, decommissioning, debris removal, platform construction, and well redrilling will be approximately $75 to $90 million net to our interest before any insurance recoveries. Actual costs could greatly exceed these estimates, and depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. Approximately $53 million of this amount has been accrued as part of Maritech’s decommissioning liability, and an additional approximate $20 to $35 million relates primarily to the remaining estimated cost to construct a new offshore platform at Maritech’s East Cameron 328 field and redrill several wells at that location. Following the collection of the $39.8 million insurance settlement proceeds associated with Hurricane Ike during the first quarter of 2010, Maritech has additional maximum remaining insurance coverage available of approximately $29.5 million, all of which relates to Hurricane Ike.

During the second quarter of 2010, Maritech purchased insurance coverage for named windstorm damage for the policy period ending June 2011. During 2009, Maritech had made the decision to discontinue insuring for windstorm damage due to the high premium cost of insurance and the reduced levels of coverage. While the terms of windstorm damage coverage have improved from the prior year, the levels of coverage, the amounts of deductibles, and the premium costs of coverage are far less favorable than the terms available prior to the 2008 hurricane season. As such, despite the purchase of coverage for the coming hurricane season, Maritech continues to be exposed to uninsured windstorm losses due to high deductibles and lower levels of coverage. Depending on the severity and location of any named windstorms, such losses could be significant. In addition, operating cash flows will also be reduced during the remainder of 2010 and early 2011 compared to the prior year period by the amount of premiums paid for windstorm damage coverage.

Future operating cash flows will also be significantly affected by the timing and amount of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties, including the cost associated with the four remaining offshore platforms that were destroyed by Hurricanes Rita and Ike, along with debris removal costs. The third party discounted fair value, including an estimated profit, of Maritech’s total decommissioning liability as of June 30, 2010 was $210.4 million ($224.0 million undiscounted). The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. The amount and timing of these cash outflows are estimated based on expected costs, as well as the timing of future oil and gas production and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing cost estimates, Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE, formerly the  Minerals Management Service) and other regulatory requirements, commodity prices, revisions of reserve estimates, and other factors. The estimates associated with the four remaining destroyed platforms are particularly imprecise due to the unique nature of the work to be performed.

Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners of properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, which partially offsets Maritech’s future obligation expenditures. As of June 30, 2010, Maritech’s total undiscounted decommissioning obligation is approximately $266.5 million and consists of Maritech’s total liability of $224.0 million plus approximately $42.5 million of such contractual reimbursement arrangements with the previous owners.

Investing Activities – During 2010, we currently plan to expend less than $130 million of capital expenditures and other investing activities, and approximately $33.9 million of this amount was expended during the first half of 2010. We expect to have the ability to fund our planned 2010 capital expenditure activity through cash flows from operations. This planned level of capital expenditures is significantly reduced compared to the past several years, partially due to the completion during 2009 of two major construction projects: the El Dorado, Arkansas, calcium chloride plant facility and our new corporate headquarters building in The Woodlands, Texas. In light of uncertainties regarding our future operating cash flows, our capital expenditure plans have been, and will continue to be, reviewed carefully, and a significant amount of such capital expenditures have been deferred until activity levels increase. This restraint on capital expenditure activity may also affect future growth. In particular, prior to 2009, we had invested significantly in Maritech acquisition and development activities, and the current reduction in spending may result in negative growth for Maritech over time as a result of postponing the replacement of depleting oil and gas reserves and production cash flows. However, despite the current economic environment, our long-term growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. We also continue to pursue the acquisition of oil and gas properties, and in July 2010, we purchased additional onshore oil and gas properties for $6.7 million. To the extent we consummate a significant transaction, our liquidity position will be affected.

Cash capital expenditures of approximately $33.9 million during the first six months of 2010 included approximately $6.4 million by the Fluids Division, approximately $4.5 million of which related to the construction of our new calcium chloride plant facility. Our Offshore Division incurred approximately $22.8 million of capital expenditures during the period, approximately $16.1 million of which was expended by the Division’s Maritech segment primarily related to exploration and development expenditures on its oil and gas properties. In addition, the Offshore Division expended approximately $6.7 million on its Offshore Services operations, primarily for costs on its various heavy lift and dive support vessels. The Production Enhancement Division spent approximately $4.2 million, consisting of approximately $2.0 million by the Production Testing segment to replace or enhance a portion of its production testing equipment fleet and approximately $2.1 million by the Compressco segment for general infrastructure needs along with minimal expansion of its wellhead compressor fleet. Corporate capital expenditures were approximately $0.5 million.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flows from operating activities, as needed, from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Bank Credit Facilities – We have a revolving credit facility with a syndicate of banks, pursuant to a credit facility agreement that was amended in June 2006 and December 2006 (the Credit Agreement). As of June 30, 2010, and August 9, 2010, we did not have any outstanding balance on the revolving credit facility and had $15.6 million in letters of credit and guarantees against the $300 million revolving credit facility, leaving a net availability of $284.4 million.

Under the Credit Agreement, the revolving credit facility, which is scheduled to mature in June 2011, is unsecured and guaranteed by certain of our material U.S. subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 0.50% to 1.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.15% to 0.30% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with the certain financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances under the facility prior to 2011.

The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of June 30, 2010. Our continuing ability to comply with these financial covenants centers largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and subject to the duration of the current economic environment, we expect this trend to continue.

Senior Notes – In September 2004, we issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million euros (approximately $34.2 million equivalent at June 30, 2010) in aggregate principal amount of Series 2004-B Senior Notes pursuant to a Master Note Purchase Agreement. The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and are scheduled to mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of

4.79% and are also scheduled to mature on September 30, 2011. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year.

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

The Series 2008 Senior Notes, together with the Series 2004-A Senior Notes, Series 2004-B Senior Notes, and Series 2006-A Senior Notes are collectively referred to as the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flows over a twelve month period. The Note Purchase Agreement and Master Note Purchase Agreement also contain customary default provisions as well as cross-default provisions relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreement and Master Note Purchase Agreement as of June 30, 2010. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement and Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources – In addition to our revolving credit facility, we fund our short-term liquidity requirements from cash generated by operations, from short-term vendor financing, and, to a lesser extent, from leasing with institutional leasing companies. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our bank revolving credit facility matures in June 2011, and our Senior Notes mature at various dates between September 2011 and April 2016. Efforts have begun to replace maturing debt instruments. The replacement of these capital sources at similar or more favorable terms is uncertain. If it is necessary to utilize equity to fund our capital needs, dilution to our common stockholders could occur.

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

As of June 30, 2010, the market value of our oil and natural gas swap contracts was approximately $22.6 million. All or a portion of these contracts are currently marketable to the corresponding counterparty and could be liquidated in order to generate additional cash. However, there can be no assurances that such counterparties, the majority of which are banks and financial institutions, would agree to repurchase these swap derivative contracts, particularly if the market values increase significantly or if the counterparty’s financial condition deteriorated. The liquidation of any of these swap contracts, if not replaced with similar derivative contracts, would expose an additional portion of Maritech’s expected future oil and gas production to market price volatility in future periods.

Off Balance Sheet Arrangements – As of June 30, 2010, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit – Between March 27, 2008, and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain former officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007, and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing, without prejudice, most of the claims in this lawsuit but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables. On June 16, 2010, defendants and plaintiff’s counsel reached a settlement agreement whereby all claims against defendants will be released in exchange for a payment of $8.25 million, which is expected to be paid by our insurers. On July 21, 2010, the parties filed a motion for preliminary approval of the settlement with the Court, and we expect the settlement to become final in late 2010.

Derivative Lawsuit – Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in the class action lawsuit, and the claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. Our board is currently evaluating the best course of action to take in response to the demand letter.

Although a settlement agreement in the federal complaint is pending before the Court, it has not been finalized. At this stage, it is impossible to predict the outcome of the derivative lawsuit or its impact upon us. We continue to believe that the allegations made in the derivative lawsuit are without merit, and we intend to continue to seek dismissal of and vigorously defend against this lawsuit. While a successful outcome cannot be guaranteed, we do not reasonably expect these lawsuits to have a material adverse effect.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of our zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. We are currently working with the EPA to finalize a joint stipulation of settlement whereby we will be responsible for a penalty of $487,000, which will be payable later during 2010. We expect this penalty to be covered by insurance.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, expected costs associated with damage from hurricanes and the ability to recover such costs under our insurance policies, the ability to resume operations and production from our damaged or destroyed platforms, the ability to obtain alternate sources of raw materials for certain of our calcium chloride facilities, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, the potential impact of the drilling moratorium in the Gulf of Mexico and future governmental drilling regulations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2009, this Quarterly Report on Form 10-Q, and set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to our Market Risk exposures as disclosed in our Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Information regarding risk factors appears in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors below update, and should be read in conjunction with, the risk factors as disclosed in our Form 10-K for the year ended December 31, 2009:

Our operations in the Gulf of Mexico could be adversely impacted by the recent drilling rig accident and resulting oil spill.

On April 20, 2010, a blowout on a deepwater Gulf of Mexico drilling rig, the Deepwater Horizon, resulted in the rig catching fire and sinking. The subsequent release of hydrocarbons from the Macondo well continued until recently, and the risk exists that additional flows of hydrocarbons may occur. The resulting spill is now affecting many areas of the Gulf of Mexico region. The Macondo well blowout and the resulting government-imposed drilling moratorium in the deepwater Gulf of Mexico have significantly reduced the deepwater completion fluids market and slowed the permitting of new drilling activity and plug and abandonment work in the U.S. Gulf of Mexico. The U.S. Minerals Management Service (MMS) has been reorganized as the Bureau of Ocean Energy, Management, Regulation, and Enforcement (BOEMRE) and its attention appears to be focused on spill cleanup and enforcement matters. BOEMRE recently issued to U.S. Gulf of Mexico operators notices implementing additional safety and certification requirements applicable to drilling activities in the Gulf of Mexico that have resulted in operations and projects being curtailed or suspended. Although we continue to monitor the situation closely, and take such actions as we consider appropriate to minimize the impact of this moratorium and additional regulatory requirements on our operations, our estimated level of operating revenues from customers in the U.S. Gulf of Mexico for the remainder of this year has been reduced.

We have significant operations that are either ongoing or scheduled to commence in the U.S. Gulf of Mexico. At this time, we cannot predict the full impact of the incident, the resulting spill, and the drilling moratorium or other regulatory actions on the schedule of our operations or those of our customers. In addition, we cannot predict how government or regulatory agencies will further respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico will be enacted. Significant changes in regulations regarding future exploration, development, or production activities in the U.S. Gulf of Mexico or other governmental or regulatory actions could reduce our revenues and increase our operating costs, resulting in reduced cash flows and profitability.

Escalating security disruptions in Mexico have interrupted our operations in that country, and such interruptions could increase in the future.

During the past year, incidents of security disruptions throughout many regions of Mexico have increased. Drug related gang activity has grown in response to Mexico’s efforts to reduce and control drug trafficking within the country. Certain incidents of violence have occurred in regions served by our Production Testing and Compressco segments and have resulted in the interruption of our operations and these interruptions could continue or increase in the future. To the extent that such security disruptions continue or increase, our operations will continue to be affected, and the levels of revenue and operating cash flow from our Mexican operations could be reduced.

Potential regulations regarding derivatives could adversely affect our ability to engage in commodity price risk management activities.

We use derivative instruments to manage the commodity price risk for our Maritech segment. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), which was signed into law in July 2010, contains measures aimed at increasing the transparency and stability of the over-the-counter derivative markets and preventing excessive speculation. The Dodd-Frank Act could restrict trading positions in the energy futures markets and may require us to comply with cash margin requirements. These changes could materially reduce our hedging opportunities and increase the costs associated with our hedging programs, both of which would negatively affect our revenues and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Apr 1 - Apr 30, 2010	-		$-	-	$14,327,000
May 1 - May 31, 2010	1,586	(2)	10.49	-	14,327,000
Jun 1 - Jun 30, 2010	92	(2)	9.49	-	14,327,000
Total	1,678			-	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

(a) In connection with the Company’s preparation of the financial statements for the quarterly period ended June 30, 2010, management determined that a charge of approximately $8.9 million, primarily for the partial impairment of oil and gas properties operated by its Maritech Resources, Inc. (Maritech) subsidiary, was required. The impairment charge primarily resulted from the decreased fair value of probable and possible reserves for certain of Maritech’s oil and gas properties and lower than expected results from development efforts on one property. It is not anticipated that these impairments will result in future cash expenditures. The disclosure set forth in this Item 5 is included in this Quarterly Report on Form 10-Q in accordance with the instructions to Item 2.06 of Form 8-K.

Item 6. Exhibits.

Exhibits:

4.1
TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.2
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.3
Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.4
Form of Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.5
Form of Non-Employee Consultant Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.6
Form of Non-Employee Consultant Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.7
Form of Non-Employee Director Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed with this report.
** Furnished with this report.
+ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

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

TETRA Technologies, Inc.
Date: August 9, 2010	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: August 9, 2010	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: August 9, 2010	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

4.1
TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.2
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.3
Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.4
Form of Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.5
Form of Non-Employee Consultant Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.6
Form of Non-Employee Consultant Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

4.7
Form of Non-Employee Director Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.

*  Filed with this report.
** Furnished with this report.
+ Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (ii) Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.