Form 10-Q
period 2010-09-30
TETRA TECHNOLOGIES INC
filed 2010-11-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

(281) 367-1983(Registrant’s telephone number, including area code)

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

As of November 5, 2010, there were 76,180,764 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Product sales	$91,624	$82,476	$308,732	$265,514
Services and rentals	120,294	171,499	350,697	401,656
Total revenues	211,918	253,975	659,429	667,170

Cost of revenues:
Cost of product sales	62,043	58,598	198,302	175,913
Cost of services and rentals	68,766	95,159	214,623	230,403
Depreciation, depletion, amortization, and accretion	52,330	37,445	134,799	114,322
Total cost of revenues	183,139	191,202	547,724	520,638
Gross profit	28,779	62,773	111,705	146,532

General and administrative expense	24,606	24,230	72,338	71,253
Operating income	4,173	38,543	39,367	75,279

Interest expense, net	4,484	2,969	12,750	9,557
Other (income) expense, net	(107)	1,687	(2,189)	61
Income (loss) before taxes and discontinued operations	(204)	33,887	28,806	65,661
Provision (benefit) for income taxes	(391)	11,075	9,528	22,269
Income before discontinued operations	187	22,812	19,278	43,392
Loss from discontinued operations, net of taxes	(17)	(150)	(121)	(393)
Net income	$170	$22,662	$19,157	$42,999

Basic net income per common share:
Income before discontinued operations	$0.00	$0.30	$0.25	$0.58
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income	$0.00	$0.30	$0.25	$0.57
Average shares outstanding	75,538	75,013	75,469	74,973

Diluted net income per common share:
Income before discontinued operations	$0.00	$0.30	$0.25	$0.58
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.01)
Net income	$0.00	$0.30	$0.25	$0.57
Average diluted shares outstanding	76,621	76,060	76,752	75,490

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,154	$33,394
Restricted cash	360	266
Trade accounts receivable, net of allowance for doubtful accounts of $1,736 in 2010 and $5,007 in 2009	164,817	181,038
Inventories	111,690	122,274
Derivative assets	12,159	19,926
Prepaid expenses and other current assets	52,525	33,905
Assets of discontinued operations	378	15
Total current assets	416,083	390,818

Property, plant, and equipment
Land and building	78,318	77,246
Machinery and equipment	472,766	458,675
Automobiles and trucks	43,244	42,432
Chemical plants	176,512	94,767
Oil and gas producing assets (successful efforts method)	711,850	676,692
Construction in progress	12,697	95,470
Total property, plant, and equipment	1,495,387	1,445,282
Less accumulated depreciation and depletion	(722,415)	(628,908)
Net property, plant, and equipment	772,972	816,374

Other assets:
Goodwill	99,005	99,005
Patents, trademarks and other intangible assets, net of accumulated amortization of $21,271 in 2010 and $18,997 in 2009	11,356	13,198
Deferred tax assets	1,113	1,342
Other assets	33,100	26,862
Total other assets	144,574	140,407
Total assets	$1,333,629	$1,347,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$55,570	$57,418
Accrued liabilities	90,311	84,638
Decommissioning and other asset retirement obligations, current	92,443	77,891
Deferred tax liabilities	14,889	19,893
Derivative liabilities	-	2,618
Current portion of long-term debt	93,114	-
Liabilities of discontinued operations	-	17
Total current liabilities	346,327	242,475

Long-term debt, net	215,035	310,132
Deferred income taxes	57,662	56,125
Decommissioning and other asset retirement obligations, net	109,792	146,219
Other liabilities	15,479	16,154
Total long-term liabilities	397,968	528,630

Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 77,655,545 shares issued at September 30, 2010, and 77,039,628 shares issued at December 31, 2009	777	770
Additional paid-in capital	200,456	193,718
Treasury stock, at cost; 1,527,846 shares held at September 30, 2010, and 1,497,346 shares held at December 31, 2009	(8,357)	(8,310)
Accumulated other comprehensive income	13,807	26,822
Retained earnings	382,651	363,494
Total stockholders' equity	589,334	576,494
Total liabilities and stockholders' equity	$1,333,629	$1,347,599

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Operating activities:
Net income	$19,157	$42,999
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	110,780	111,073
Impairments of long-lived assets	24,019	10,039
Provision (benefit) for deferred income taxes	(2,186)	12,943
Stock compensation expense	5,628	5,730
(Gain) loss on sale of property, plant, and equipment	(294)	(2,478)
Proceeds from sale of cash flow hedge derivatives	-	23,060
Non-cash income from sold hedge derivatives	(16,790)	-
Other non-cash charges and credits	10,068	18,334
Proceeds from insurance settlements	39,772	-
Changes in operating assets and liabilities:
Accounts receivable	4,622	(5,387)
Inventories	10,294	(214)
Prepaid expenses and other current assets	(3,587)	8,101
Trade accounts payable and accrued expenses	(8,400)	(17,360)
Decommissioning liabilities	(74,998)	(71,791)
Operating activities of discontinued operations	(380)	203
Other	1,655	2,045
Net cash provided by operating activities	119,360	137,297

Investing activities:
Purchases of property, plant, and equipment	(82,188)	(128,031)
Business combinations	-	(18,105)
Proceeds from sale of property, plant, and equipment	2,689	1,901
Other investing activities	(844)	2,664
Net cash used in investing activities	(80,343)	(141,571)

Financing activities:
Proceeds from long-term debt	35	96,000
Principal payments on long-term debt	-	(90,346)
Proceeds from exercise of stock options	781	376
Excess tax benefit from exercise of stock options	274	-
Net cash provided by financing activities	1,090	6,030

Effect of exchange rate changes on cash	653	2,519

Increase in cash and cash equivalents	40,760	4,275
Cash and cash equivalents at beginning of period	33,394	3,882
Cash and cash equivalents at end of period	$74,154	$8,157

Supplemental cash flow information:
Interest paid	$11,314	$13,017
Income taxes paid	26,883	10,909

Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities capitalized to oil and gas properties	$27,063	$21,708

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

Restricted Cash

Restricted cash reflected on our balance sheet as of September 30, 2010, includes funds related to agreed repairs to be expended at one of our former Fluids Division facility locations. This cash will remain restricted until such time as the associated project is completed, which we expect to occur during the next twelve months.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of September 30, 2010, and December 31, 2009, are as follows:

	September 30,	December 31,
	2010	2009
	(In Thousands)
Finished goods	$79,024	$88,704
Raw materials	5,813	3,436
Parts and supplies	25,549	26,060
Work in progress	1,304	4,074
	$111,690	$122,274

Repair Costs and Insurance Recoveries

Maritech incurred significant damage from hurricanes during 2005 and 2008. Hurricane damage repair efforts consist of the repair of damaged facilities and equipment, well intervention, abandonment, decommissioning, and debris removal associated with destroyed offshore platforms, construction of replacement platforms and facilities, and redrilling of destroyed wells. During the first nine months of 2010, we expended approximately $50.6 million for these hurricane repair efforts. As of September 30, 2010, we estimate that the remaining future well intervention, abandonment, decommissioning, debris removal, platform reconstruction, and well redrill efforts associated with the platforms destroyed by the hurricanes during 2005 and 2008 will cost approximately $60 to $75 million net to our interest before any insurance recoveries. Approximately $30 to $40 million of this cost relates to platforms destroyed by Hurricane Ike during 2008. Approximately $42 million of our total future cost estimate has been accrued as part of Maritech’s decommissioning liability, and an additional approximate $18 to $33 million relates primarily to the estimated cost to finalize a newly installed offshore platform at Maritech’s East Cameron 328 field and complete the redrilling of several wells at this location. We have accrued an estimate for  hurricane remediation costs that are part of Maritech’s decommissioning liabilities. Actual hurricane repair costs could exceed these estimates and, depending on the nature of the cost, could result in significant charges to earnings in future periods. See below for a discussion of our remaining insurance coverage associated with hurricane damage repairs.

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

The changes in anticipated insurance recoveries, including recoveries associated with a sunken transport barge and other non-hurricane related claims, during the nine months ended September 30, 2010, are as follows:

Nine Months Ended
September 30, 2010
(In Thousands)
Beginning balance	$26,992
Activity in the period:
Claim-related expenditures	370
Insurance reimbursements	(26,007)
Contested insurance recoveries	(192)
Ending balance at September 30, 2010	$1,163

Anticipated insurance recoveries that have been reflected as a reduction of our decommissioning liabilities were $0 at September 30, 2010, and $10.3 million at December 31, 2009. Anticipated insurance recoveries that are included in accounts receivable were $1.2 million and $16.7 million at September 30, 2010, and December 31, 2009, respectively.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Number of weighted average common shares outstanding	75,538,455	75,012,672	75,469,030	74,972,661
Assumed exercise of stock options	1,082,591	1,046,922	1,283,383	516,884
Average diluted shares outstanding	76,621,046	76,059,594	76,752,413	75,489,545

For the three month periods ended September 30, 2010 and 2009, the calculations of the average diluted shares outstanding excludes the impact of 2,668,312 and 2,754,253 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the nine month periods ended September 30, 2010 and 2009, the calculations of the average diluted shares outstanding exclude the impact of 2,311,805 and 3,531,826 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Complexities involving environmental remediation efforts can cause the estimates of the associated liability to be imprecise. Factors that cause uncertainties regarding the estimation of future expenditures include, but are not limited to, the effectiveness of the anticipated work plans in achieving targeted results and changes in the desired remediation methods and outcomes as prescribed by regulatory agencies. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable as the work is performed, and the range of ultimate costs becomes more defined. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of these contingencies.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at September 30, 2010, was approximately $332.9 million compared to a carrying amount of approximately $308.1 million, as current rates are more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt. We have not calculated or disclosed recurring fair value measurements of non-financial assets and non-financial liabilities.

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and gas production cash flows. For these fair value measurements, we utilize both a market approach and income approach, as we compare forward oil and natural gas pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. We have historically had no transfers of recurring fair value measurements between hierarchy levels. A summary of these fair value measurements as of September 30, 2010, and December 31, 2009, is as follows:

		Fair Value Measurements as of September 30, 2010 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Total as of	Identical Assets	Observable	Unobservable
	September 30,	or Liabilities	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas swap contracts	$10,269	$-	$10,269	$-
Asset for oil swap contracts	2,407	-	2,407	-
Total	$12,676

		Fair Value Measurements as of December 31, 2009 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Total as of	Identical Assets	Observable	Unobservable
	December 31,	or Liabilities	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas swap contracts	$19,926	$-	$19,926	$-
Liability for oil swap contracts	(2,618)	-	(2,618)	-
Total	$17,308

During the three months ended September 30, 2010, a portion of the carrying value of certain Maritech oil and gas properties was charged to earnings as an impairment of $14.0 million. The change in the fair value of these properties was due to decreased expected future cash flows based on forward pricing data from published sources, and was primarily due to the impact of increased estimated asset retirement obligations, lower than expected results from development activities, weaker expected future natural gas prices, and the decreased fair value of certain probable and possible reserves as reflected in recent market transactions. Because published forward pricing data was applied to estimated oil and gas reserve volumes based on our internally prepared reserve estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

A summary of nonrecurring fair value measurements as of September 30, 2010 and 2009, using the fair value hierarchy is as follows:

		Fair Value Measurements as of September 30, 2010 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Total as of	Identical Assets or	Observable	Unobservable	Year-to-Date
	September 30,	Liabilities	Inputs	Inputs	Impairment
Description	2010	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Impairments of oil and
gas properties	$25,943	$-	$-	$25,943	$23,111
Other impairments	-	-	-	-	908
	$25,943				$24,019

		Fair Value Measurements as of September 30, 2009 Using
		Quoted Prices in	Significant
		Active Markets for	Other	Significant
	Total as of	Identical Assets or	Observable	Unobservable	Year-to-Date
	September 30,	Liabilities	Inputs	Inputs	Impairment
Description	2009	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Impairments of oil and
gas properties	$2,253	$-	$-	$2,253	$2,907
Impairment of investment
in unconsolidated
joint venture	-	-	-	-	6,790
Other impairments	-	-	-	-	342
	$2,253				$10,039

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

In January 2010, the FASB published ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements,” which requires new disclosures about transfers in and out of fair value hierarchy levels, requires more detailed disclosures about activity in Level 3 fair value measurements, and clarifies existing disclosure requirements about asset and liability aggregation, inputs, and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements of activity in Level 3 fair value measurements, which become effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the disclosure requirements of this ASU did not have a significant impact on our financial statements, and the disclosure requirements of activity in Level 3 fair value measurements will not have a significant impact on our financial statements.

NOTE B – ACQUISITION

In July 2010, our Maritech subsidiary purchased interests in certain onshore oil and gas properties located in McMullen County, Texas from Texoz E&P Holding, Inc. The acquired properties were recorded at a cost of approximately $6.7 million.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2010	December 31, 2009
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2011	$-	$-
5.07% Senior Notes, Series 2004-A	September 30, 2011	55,000	55,000
4.79% Senior Notes, Series 2004-B	September 30, 2011	38,114	40,132
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	-	-
5.67% Senior Notes, Series 2010-B	December 15, 2020	-	-
European bank credit facility		-	-
Other		35	-
		308,149	310,132
Less current portion		(93,114)	-
Total long-term debt, net		$215,035	$310,132

In September 2010, we entered into an agreement whereby we expect to issue, and sell through a private placement, $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the “2010 Senior Notes”) pursuant to a Master Note Purchase Agreement dated September 30, 2010. The 2010 Senior Notes are to be sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. Closing of the issuance and sale of the 2010 Senior Notes and funding of the proceeds from the 2010 Senior Notes is scheduled to occur on December 15, 2010 upon satisfaction of certain conditions, and the proceeds are expected to be used to repay the 2004 Senior Notes  at or prior to their maturity in September 2011.

Pursuant to the Master Note Purchase Agreement, the Series 2010-A Senior Notes are to bear interest at the fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes are to bear interest at the fixed rate of 5.67% and mature on December 15, 2020. Interest on the 2010 Senior Notes will be due semiannually on June 15 and December 15 of each year. The terms of all of our Senior Notes (including the 2010 Senior Notes) are similar. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly-owned U.S. subsidiaries. The agreements governing all of our Senior Notes, including the Master Note Purchase Agreement dated September 30, 2010 (collectively Senior Note Purchase Agreements), contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Senior Note Purchase Agreements also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of our Senior Note Purchase Agreements as of September 30, 2010. Upon the occurrence and during the continuation of an event of default under the Senior Note Purchase Agreements, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

In October 2010, we amended our existing bank revolving credit facility agreement with a syndication of banks whereby the credit facility was decreased from $300 million to $278 million and its scheduled maturity was extended from June 2011 to October 2015. In addition, the amended credit facility agreement allows us to increase the facility by $150 million up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions. As of November 9, 2010, we have no outstanding balance under the amended credit facility. The amended credit facility remains unsecured and is guaranteed by certain of our domestic subsidiaries. Under the amended terms, borrowings generally bear interest at LIBOR plus 1.5% to 2.5%, depending on a certain financial ratio, and we will pay a commitment fee on unused portions of the facility at a rate of 0.225% to 0.500%, also depending on this financial ratio.

Similar to the previous credit facility agreement, the amended credit facility agreement contains customary covenants and other restrictions, including certain financial ratio covenants. In addition, the amended credit facility includes cross-default provisions relating to any of our other indebtedness that is greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the facility. Defaults under the amended credit facility that are not timely remedied could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

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

The changes in the asset retirement obligations during the three month and nine month periods ended September 30, 2010 and 2009, are as follows:

	Three Months Ended
	September 30,
	2010	2009
	(In Thousands)

Beginning balance as of June 30	$216,147	$229,996
Activity in the period:
Accretion of liability	1,392	1,950
Retirement obligations incurred	-	-
Revisions in estimated cash flows	19,897	12,832
Settlement of retirement obligations	(35,201)	(24,590)
Ending balance as of September 30	$202,235	$220,188

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)
Beginning balance as of December 31 of
the preceding year	$224,110	$248,725
Activity in the period:
Accretion of liability	4,090	6,350
Retirement obligations incurred	-	-
Revisions in estimated cash flows	42,081	36,198
Settlement of retirement obligations	(68,046)	(71,085)
Ending balance as of September 30	$202,235	$220,188

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

Derivative Hedge Contracts

As of September 30, 2010, we had the following cash flow hedging swap contracts outstanding relating to a portion of our Maritech subsidiary’s oil and gas production:

Derivative Contracts	Aggregate Daily Volume	Weighted Average Contract Price	Contract Period

Oil swap contracts	3,000 barrels/day	$80.77/barrel	2010
Oil swap contracts	2,000 barrels/day	$87.68/barrel	2011
Natural gas swap contracts	20,000 MMBtu/day	$8.147/MMBtu	2010

We believe that our swap agreements are “highly effective cash flow hedges,” in managing the volatility of future cash flows associated with our oil and gas production. During the second quarter of 2009, we liquidated certain cash flow hedging swap contracts associated with Maritech’s oil production in exchange for cash of approximately $23.1 million. The effective portion of the change in derivative fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income, which is classified within stockholders’ equity. This component of accumulated other comprehensive income associated with cash flow hedge derivative contracts, including those derivative contracts that have been liquidated, will be subsequently reclassified into product sales revenues, utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). As of September 30, 2010, approximately $9.4 million of the total balance (which was approximately $9.7 million) of accumulated other comprehensive income associated with cash flow hedge derivatives is expected to be reclassified into product sales revenue over the next twelve month period. Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately.

The fair value of hedging instruments reflects our best estimates and is based upon exchange or over-the-counter quotations, whenever they are available. Quoted valuations may not be available. Where quotes are not available, we utilize other valuation techniques or models to estimate fair values. These modeling techniques require us to make estimations of future prices, price correlation, and market volatility and liquidity. The actual results may differ from these estimates, and these differences can be positive or negative. The fair value of our oil and natural gas swap contracts as of September 30, 2010, and December 31, 2009, is as follows:

		Fair Value at
Derivatives designated	Balance Sheet	September 30, 2010	December 31, 2009
as hedging instruments	Location	(In Thousands)

Natural gas swap contracts	Current assets	$10,269	$19,926
Oil swap contracts	Current assets	1,890	-
Oil swap contracts	Long-term assets	517	-
Oil swap contracts	Current liabilities	-	(2,618)
Total derivatives designated as hedging instruments		$12,676	$17,308

Oil and natural gas swap assets that are classified as current assets or current liabilities relate to the portion of the derivative contracts associated with hedged oil and gas production to occur over the next twelve month period. None of the oil and natural gas swap contracts contain credit risk related contingent features that would require us to post assets as collateral for contracts that are classified as liabilities. Pretax gains and losses associated with oil and gas derivative swap contracts for the three month and nine month periods ended September 30, 2010 and 2009, are summarized below:

	Three Months Ended September 30, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$6,753	$6,384	$13,137
Amount of pretax gain (loss) from change in derivative fair value recognized in other comprehensive income	(4,872)	1,938	(2,934)
Amount of pretax gain (loss) recognized in other income (expense) (ineffective portion)	-	(108)	(108)

	Three Months Ended September 30, 2009
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$272	$11,593	$11,865
Amount of pretax gain (loss) from change in derivative fair value recognized in other comprehensive income	3,502	(751)	2,751
Amount of pretax gain (loss) recognized in other income (expense) (ineffective portion)	(8)	(689)	(697)

	Nine Months Ended September 30, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$16,821	$18,609	$35,430
Amount of pretax gain (loss) from change in derivative fair value recognized in other comprehensive income	4,577	9,225	13,802
Amount of pretax gain (loss) recognized in other income (expense) (ineffective portion)	125	107	232

	Nine Months Ended September 30, 2009
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$7,154	$30,351	$37,505
Amount of pretax gain (loss) from change in derivative fair value recognized in other comprehensive income	(8,219)	18,525	10,306
Amount of pretax gain (loss) recognized in other income (expense) (ineffective portion)	(292)	(1,931)	(2,223)

Other Hedge Contracts

Our long-term debt includes borrowings that are designated as a hedge of our net investment in our European calcium chloride operations. The hedge is considered to be effective, since the debt balance designated as the hedge is less than or equal to the net investment in the foreign operation. At September 30, 2010, we had 28 million euros (which was approximately $38.1 million equivalent) designated as a hedge of our net investment in this foreign operation. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $3.4 million, net of taxes, at September 30, 2010, with no ineffectiveness recorded.

NOTE F – COMPREHENSIVE INCOME

Comprehensive income for the three month and nine month periods ended September 30, 2010 and 2009, is as follows:

	Three Months Ended
	September 30,
	2010	2009
	(In Thousands)

Net income	$170	$22,662
Net change in derivative fair value, net of taxes of $(1,051) and $1,283, respectively	(1,775)	2,165
Reclassification of derivative fair value into product sales revenues, net of taxes of $(4,887) and $(4,417), respectively	(8,250)	(7,448)
Foreign currency translation adjustment, net of taxes of $734 and $(183), respectively	3,016	1,961
Comprehensive income	$(6,839)	$19,340

	Nine Months Ended
	September 30,
	2010	2009
	(In Thousands)

Net income	$19,157	$42,999
Net change in derivative fair value, net of taxes of $5,048 and $4,661, respectively	8,522	7,868
Reclassification of derivative fair value into product sales revenues, net of taxes of $(13,180) and $(13,953), respectively	(22,250)	(23,552)
Foreign currency translation adjustment, net of taxes of $(914) and $(1,806), respectively	713	6,214
Comprehensive income	$6,142	$33,529

NOTE G – COMMITMENTS AND CONTINGENCIES

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

On September 29, 2010, the Court approved the settlement and entered the Order and Final Judgment terminating the class action lawsuit.

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

At this stage, it is impossible to predict the outcome of the derivative lawsuit or its impact upon us. We continue to believe that the allegations made in the derivative lawsuit are without merit, and we intend to continue to seek dismissal of and vigorously defend against this lawsuit. While a successful outcome cannot be guaranteed, we do not reasonably expect this lawsuit to have a material adverse effect.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. We have finalized a joint stipulation of settlement with the EPA whereby we are responsible for a penalty of $487,000, which will be payable later during 2010. We expect this penalty to be covered by insurance.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$41,818	$38,819	$155,672	$132,534
Offshore Division
Offshore Services	831	656	1,978	2,226
Maritech	48,068	42,584	143,862	127,572
Intersegment eliminations	-	-	-	-
Total Offshore Division	48,899	43,240	145,840	129,798
Production Enhancement Division
Production Testing	-	-	3,610	-
Compressco	907	417	3,610	3,182
Total Production Enhancement Division	907	417	7,220	3,182
Consolidated	$91,624	$82,476	$308,732	$265,514

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
Revenues from external customers
Services and rentals
Fluids Division	$16,036	$12,073	$47,740	$44,217
Offshore Division
Offshore Services	87,248	130,652	222,696	269,351
Maritech	515	735	1,655	2,367
Intersegment eliminations	(27,996)	(11,574)	(51,292)	(40,600)
Total Offshore Division	59,767	119,813	173,059	231,118
Production Enhancement Division
Production Testing	25,712	19,070	73,509	61,975
Compressco	18,779	20,543	56,389	64,346
Total Production Enhancement Division	44,491	39,613	129,898	126,321
Consolidated	120,294	171,499	350,697	401,656

Intersegment revenues
Fluids Division	8	(3)	40	38
Offshore Division
Offshore Services	742	174	946	206
Maritech	-	-	35	-
Intersegment eliminations	-	-	-	-
Total Offshore Division	742	174	981	206
Production Enhancement Division
Production Testing	24	-	28	1
Compressco	-	-	-	-
Total Production Enhancement Division	24	-	28	1
Intersegment eliminations	(774)	(171)	(1,049)	(245)
Consolidated	-	-	-	-

Total revenues
Fluids Division	57,862	50,889	203,452	176,789
Offshore Division
Offshore Services	88,821	131,482	225,620	271,783
Maritech	48,583	43,319	145,552	129,939
Intersegment eliminations	(27,996)	(11,574)	(51,292)	(40,600)
Total Offshore Division	109,408	163,227	319,880	361,122
Production Enhancement Division
Production Testing	25,736	19,070	77,147	61,976
Compressco	19,686	20,960	59,999	67,528
Total Production Enhancement Division	45,422	40,030	137,146	129,504
Intersegment eliminations	(774)	(171)	(1,049)	(245)
Consolidated	$211,918	$253,975	$659,429	$667,170

Income before taxes and discontinued operations
Fluids Division	$1,716		$5,800		$18,093		$19,169
Offshore Division
Offshore Services	18,323		40,250		30,151		62,630
Maritech	(14,260)		(7,158)		(4,573)		(9,403)
Intersegment eliminations	(52)		1,120		520		622
Total Offshore Division	4,011		34,212		26,098		53,849
Production Enhancement Division
Production Testing	4,233		2,850		11,751		15,931
Compressco	3,835		5,277		13,465		17,850
Total Production Enhancement Division	8,068		8,127		25,216		33,781
Corporate overhead	(13,999	)(1)	(14,252	)(1)	(40,601	)(1)	(41,138	)(1)
Consolidated	$(204)		$33,887		$28,806		$65,661

	September 30,
	2010		2009
	(In Thousands)
Total assets
Fluids Division	$379,605		$370,425
Offshore Division
Offshore Services	173,913		237,338
Maritech	334,554		398,089
Intersegment eliminations	(1,725)		(2,280)
Total Offshore Division	506,742		633,147
Production Enhancement Division
Production Testing	105,613		103,871
Compressco	193,105		205,623
Total Production Enhancement Division	298,718		309,494
Corporate	148,564	(2)	102,041	(2)
Consolidated	$1,333,629		$1,415,107

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In Thousands)
General and administrative expense	$7,860	$9,559	$25,629	$27,127
Depreciation and amortization	724	784	2,227	2,231
Interest expense	4,346	2,969	12,625	9,686
Other general corporate (income) expense, net	1,069	940	120	2,094
Total	$13,999	$14,252	$40,601	$41,138

(2)	Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Hampered by the impact of lower natural gas prices and decreased offshore services activity during the third quarter of 2010, certain of our businesses reported significant decreases in activity and profitability compared to the prior year period. As a result, consolidated revenues and net income decreased significantly compared to levels reported during 2009. In particular, our Offshore Services segment saw particularly steep decreases from the record levels of activity and profitability reported in the prior year period. Offshore operations for our Fluids Division were also decreased, partially as a result of decreased activity levels that reflected the impact of the U.S. deepwater drilling moratorium, which was lifted in October 2010, and related regulatory issues. Following the BP Macondo well blowout earlier this year, the uncertainty of increased regulatory requirements continues to impact offshore operators, particularly deepwater drilling customers. We estimate that the combined impact of the deepwater drilling moratorium and related regulatory issues resulted in the reduction of our consolidated revenues by approximately $18 to $23 million during the third quarter of 2010, compared to the level of revenues we would have expected had the recent events in the Gulf of Mexico not occurred. This decrease was experienced primarily by our Fluids Division, although our Offshore Services segment was also affected. Our Compressco operation continued to be affected by lower natural gas prices and disruptions in its Mexico operations, and its revenues and pretax earnings decreased compared to the prior year period. Maritech, despite increased revenues as a result of strong realized oil and gas pricing from its commodity derivative program, reported a significant decrease in earnings largely as a result of increased impairments. These impairments were primarily caused by the impact from increased estimated asset retirement obligations, lower than expected results from development activities, as well as from weaker expected future natural gas pricing. Despite the impact of decreased offshore activity, our Fluids Division reported increased revenues as a result of the increased sales of calcium chloride from its new El Dorado, Arkansas plant facility, which began operation in late 2009. The impact of the increased revenues from the El Dorado, Arkansas plant facility, however, was more than offset by increased product costs, partly due to continuing early production inefficiencies at the new plant. The completion of the construction of the El Dorado plant also resulted in increased interest expense, as a significant portion of interest expense was capitalized in prior periods to the cost of the plant. Partially offsetting the above decreases in profitability, our Production Testing segment reported increased revenue and profitability during the quarter as a result of improving demand from its domestic onshore customers.

We continue to maintain a strong balance sheet, and recent modifications to our long-term debt borrowings are expected to improve our liquidity going forward. Operating cash flows during the first nine months of 2010 totaled $119.4 million, which was down 13.1% compared to the prior year due to the decreased operating activity levels discussed above. Operating cash flows during the current year period include a $39.8 million Maritech insurance settlement received during the first quarter of 2010. Much of our operating cash flows continue to be dedicated to the extinguishment of Maritech decommissioning obligations for its offshore oil and gas properties. Our capital expenditures during the first nine months of 2010 were approximately $82.2 million. These capital requirements were funded from our operating cash flows. Approximately $93.1 million of our Senior Notes are scheduled to mature in September 2011. In anticipation of retiring these maturing Senior Notes, we entered into a new Master Note Purchase Agreement, under which we expect to sell $90 million in Series 2010 Senior Notes in December 2010. In addition, in October 2010, we amended our bank revolving credit facility, decreasing the facility to $278 million and extending its scheduled maturity to October 2015. The amended credit facility agreement allows us to increase the facility by $150 million upon the agreement of the lenders and the satisfaction of certain conditions. We continue to carry no outstanding balance on our bank credit facility as of November 9, 2010. With the recently increased borrowing capacity, we continue to review acquisition and growth opportunities for our businesses.

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

Because the estimated fair value of our Compressco reporting unit currently exceeds its carrying value by approximately 6.5%, there is a reasonable possibility that Compressco’s goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting the estimated fair value of our Compressco reporting unit include the prices received by Compressco’s customers for natural gas production, the rate of future growth of Compressco’s business, and the need and timing of the full resumption of the fabrication of Compressco’s GasJack® compressor units. In addition, Compressco’s Mexico operations may continue to be disrupted by security issues in that country. The demand for Compressco’s wellhead compression services and products continues to be decreased compared to early 2008 levels and negatively affected by the current economic environment. Any further decrease of natural gas prices could have a further negative effect on the fair value of our Compressco reporting unit.

Results of Operations

Three months ended September 30, 2010 compared with three months ended September 30, 2009.

Consolidated Comparisons

	Three Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$211,918	$253,975	$(42,057)	-16.6%
Gross profit	28,779	62,773	(33,994)	-54.2%
Gross profit as a percentage of revenue	13.6%	24.7%
General and administrative expense	24,606	24,230	376	1.6%
General and administrative expense as a percentage of revenue	11.6%	9.5%
Interest expense, net	4,484	2,969	1,515	51.0%
Other (income) expense, net	(107)	1,687	(1,794)	-106.3%
Income (loss) before taxes and discontinued operations	(204)	33,887	(34,091)	-100.6%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-0.1%	13.3%
Provision (benefit) for income taxes	(391)	11,075	(11,466)	-103.5%
Income before discontinued operations	187	22,812	(22,625)	-99.2%
Loss from discontinued operations, net of taxes	(17)	(150)	133	88.7%
Net income	$170	$22,662	$(22,492)	-99.2%

Consolidated revenues decreased primarily due to the $42.7 million decrease in Offshore Services revenues compared to the record revenue levels experienced by this segment during the prior year period. Partially offsetting this decrease, we reported increased Fluids Division revenues resulting from increased sales volumes of clear brine fluids and other manufactured products. In addition, increased revenues from our Production Testing and Maritech segments also partially offset the Offshore Services revenue decrease. Overall gross profit also decreased significantly primarily due to the prior year period performance of our Offshore Services segment. However, decreased gross profit of our Maritech, Fluids, and Compressco segments also contributed to the decrease in our consolidated gross profit.

Consolidated general and administrative expenses increased as compared to the prior year period primarily due to increased employee related costs, including $0.4 million of increased salary, benefits, contract labor costs, and other associated employee expenses. Increases in other general expenses of approximately $0.7 million were offset by $0.3 million of decreased office expenses and $0.4 million of decreased insurance expenses.

Consolidated interest expense increased $1.5 million during the third quarter of 2010 compared to the prior year period primarily due to a decrease in capitalized interest compared to the prior year period, following the completion of significant construction projects, including the El Dorado, Arkansas, calcium chloride facility and our corporate headquarters building.

We recorded consolidated other income for the third quarter of 2010 of $0.1 million. Consolidated other (income) expense for the prior year period included a charge for a $2.0 million legal settlement. Other income also increased from the prior year period due to $0.6 million of decreased hedge ineffectiveness losses, $0.7 million of increased gains on sales of assets, and $0.5 million of increased other income. These increases were partially offset by $2.1 million of decreased foreign currency gains.

Consolidated income taxes decreased during the current year period as compared to the prior year period primarily due to decreased earnings.

Divisional Comparisons

Fluids Division

	Three Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$57,862	$50,889	$6,973	13.7%
Gross profit	7,932	10,236	(2,304)	-22.5%
Gross profit as a percentage of revenue	13.7%	20.1%
General and administrative expense	5,890	5,106	784	15.4%
General and administrative expense as a percentage of revenue	10.2%	10.0%
Interest (income) expense, net	29	11	18
Other (income) expense, net	297	(681)	978
Income before taxes and discontinued operations	$1,716	$5,800	$(4,084)	-70.4%
Income before taxes and discontinued operations as a percentage of revenue	3.0%	11.4%

The increase in Fluids Division revenues was partly due to $4.0 million of increased service revenues as compared to the prior year period. This increase was the result of increased domestic onshore frac water and filtration service activity. In addition, product sales revenues increased by $3.0 million, despite decreased pricing for selected products, primarily due to increased sales of liquid calcium chloride from our new El Dorado, Arkansas, calcium chloride plant. This plant began production during the fourth quarter of 2009. Product sales revenues also increased during the current year period due to increased international sales of clear brine fluids (CBFs) as a result of increased oil and gas activity in the international markets we serve. These increased international sales more than offset the decreases in domestic CBF and calcium chloride sales to offshore oil and gas customers during the current year period, which were caused in part by decreased activity in the Gulf of Mexico as a result of the deepwater drilling moratorium and related regulatory requirements. Although this moratorium was lifted in October 2010, delays due to permitting and increased regulatory requirements are expected to continue to postpone the return of improved demand in the Gulf of Mexico.

Gross profit decreased compared to the prior year period despite the increase in revenues discussed above, as the impact of the increase in manufactured products revenues from the new calcium chloride plant was more than offset by higher product costs, early production inefficiencies from the plant, and the impact of decreased oil and gas industry demand. We continue to take steps to improve the operational efficiency of the new plant; however, there is still a considerable effort required, and significant improvement in plant performance is not expected during the next six months. Increased gross profit from the growth in international sales of CBF products was largely offset by the decrease in gross profit due to the decreased offshore domestic CBF activity.

Income before taxes decreased compared to the prior year period primarily due to the decrease in gross profit discussed above. Other income decreased compared to the prior year period mainly due to decreased foreign currency gains for the Division’s international businesses. In addition, Fluids Division general and administrative expenses increased primarily due to increased office, professional services, and personnel related costs.

Offshore Division

Offshore Services Segment

	Three Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$88,821	$131,482	$(42,661)	-32.4%
Gross profit	22,351	45,800	(23,449)	-51.2%
Gross profit as a percentage of revenue	25.2%	34.8%
General and administrative expense	4,067	3,367	700	20.8%
General and administrative expense as a percentage of revenue	4.6%	2.6%
Interest (income) expense, net	159	-	159
Other (income) expense, net	(198)	2,183	(2,381)
Income before taxes and discontinued operations	$18,323	$40,250	$(21,927)	-54.5%
Income before taxes and discontinued operations as a percentage of revenue	20.6%	30.6%

The significant decrease in Offshore Services segment revenues was due to decreased activity compared to the record levels experienced in the prior year period. The decreased activity has resulted in reduced utilization of much of the segment’s fleet. A portion of the decreased activity was due to regulatory and permitting delays, which have resulted in customers postponing some work to future periods. In addition to the decreased activity for certain of the segment’s operations, overall pricing levels have decreased during 2010 compared to the prior year period. We plan to continue to capitalize on the anticipated demand levels for well abandonment and decommissioning services in the Gulf of Mexico to be performed over the next several years on offshore properties that were damaged or destroyed by hurricanes. In addition, recently announced changes in regulatory requirements for operators of certain offshore platforms and equipment assets could also increase demand. However, we anticipate that levels of such activity will not be as high as the record activity levels enjoyed during most of 2009. Approximately $28.0 million of the segment’s revenues during the third quarter of 2010 was related to work performed for Maritech, compared with $11.6 million during the prior year period. These intersegment revenues are eliminated in the consolidated statements of operations. We anticipate that future work on Maritech properties will continue to be significant going forward into 2011.

The significant decrease in gross profit was primarily due to the decreased activity and pricing, but also included the impact of decreased utilization and efficiencies compared to the prior year period. We anticipate that profitability of the Offshore Services segment will continue to be decreased going forward compared to the record high profitability levels of 2009 due to the expected decrease in utilization and pricing.

The decrease in income before taxes as compared to the prior year period was primarily due to the decreased gross profit discussed above. In addition, general and administrative expenses increased primarily from the impact of increased salaries and employee expenses compared to the prior year period. Partially offsetting these decreases, other expense during the prior year period included a charge for a $2.0 million legal settlement.

Maritech Segment

	Three Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$48,583	$43,319	$5,264	12.2%
Gross profit (loss)	(13,070)	(5,813)	(7,257)	-124.8%
Gross profit (loss) as a percentage of revenue	-26.90%	-13.42%
General and administrative expense	1,587	1,344	243	18.1%
General and administrative expense as a percentage of revenue	3.3%	3.1%
Interest (income) expense, net	(37)	-	(37)
Other (income) expense, net	(360)	1	(361)
Income (loss) before taxes and discontinued operations	$(14,260)	$(7,158)	$(7,102)	-99.2%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-29.4%	-16.5%

Maritech revenues increased during the third quarter of 2010 compared to the prior year period due to approximately $8.9 million of increased realized commodity prices. Maritech has hedged a portion of its expected future production levels by entering into commodity derivative hedge contracts, with certain contracts extending through 2011, although contracts with the most significant impact compared to current market prices will expire at the end of the current year. Including the impact of its commodity derivative hedge contracts, Maritech reflected average realized oil and natural gas prices during the third quarter of 2010 of $96.58/barrel and $8.67/MMBtu, respectively, each of which were significantly higher than market prices of oil and natural gas during the period. Much of the favorable hedged oil pricing impact was as a result of 2010 oil swaps that were liquidated during 2009. Partially offsetting the increased realized prices, decreased production volumes during the current year period resulted in $3.4 million of decreased revenues. The decreased production volumes were due to natural gas production interruptions, but were partially offset by increased oil production, which included a portion of the production from Maritech’s East Cameron 328 field which resumed production earlier this year. The East Cameron 328 field will continue to have a portion of its production shut-in until Maritech completes the redrilling of certain wells on a newly installed platform to replace the platform that was toppled during Hurricane Ike in 2008. Recent successful development efforts at Maritech’s Timbalier Bay field are expected to result in increased production going forward. However, since late 2008, Maritech has significantly reduced its overall acquisition and development activities, and the level of such activity is expected to continue to be decreased going forward due to our ongoing efforts to conserve capital. In addition, Maritech reported $0.2 million of decreased processing revenue during the current year quarter.

Despite the increased revenues, gross profit further decreased during the third quarter of 2010 compared to the prior year period. This decrease was primarily due to approximately $13.4 million of increased impairments of oil and gas properties during the current year period, which were largely due to the impact of increased estimated asset retirement obligations, lower than expected results from development efforts on certain properties during the current year, and weaker expected natural gas prices. In addition, Maritech recorded approximately $2.4 million of increased charges for decommissioning costs incurred in excess of recorded liabilities. The amount of excess decommissioning costs charged to earnings during the current year period includes $2.7 million related to work to be performed in future periods. Also, insurance expense during the current year period increased by $1.0 million compared to the prior year period, as beginning in July 2010, Maritech purchased windstorm damage insurance for the ensuing twelve month period. Maritech had previously elected to self-insure for windstorm damage insurance for the prior twelve month period. Partially offsetting the impact of increased impairments, excess decommissioning costs, and insurance expense, was a $3.9 million reduction in repair and workover expenses primarily due to hurricane repair work performed in the prior year period.

The increase in loss before taxes was primarily due to the decrease in gross profit discussed above. General and administrative expenses increased slightly due to increased personnel related and bad debt expenses, but this increased expense was more than offset by increased other income from gains on property sales.

Production Enhancement Division

Production Testing Segment

	Three Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$25,736	$19,070	$6,666	35.0%
Gross profit	5,924	4,309	1,615	37.5%
Gross profit as a percentage of revenue	23.0%	22.6%
General and administrative expense	2,435	2,190	245	11.2%
General and administrative expense as a percentage of revenue	9.5%	11.5%
Interest (income) expense, net	(15)	1	(16)
Other (income) expense, net	(729)	(732)	3
Income before taxes and discontinued operations	$4,233	$2,850	$1,383	48.5%
Income before taxes and discontinued operations as a percentage of revenue	16.4%	14.9%

The increase in revenues for the Production Testing segment was due to a $7.3 million increase in domestic revenues resulting from increased onshore oil and gas industry activity, as reflected by increased domestic rig count levels. Partially offsetting this increase, international revenues decreased by $0.6 million compared to the prior year period as a result of decreased activity for the regions in which we serve. Much of our international production testing services are provided in Mexico, where customer budgetary issues, regional flooding, and security disruptions have negatively impacted activity levels during the current year period.

The increase in gross profit was primarily due to the increased domestic activity as a result of improved demand as well as from improved operating efficiencies. These increases were partially offset by decreased profitability from international activities, which was due to decreased activity in Mexico and the impact of the segment’s South American technical management contractual activity.

Income before taxes increased primarily due to the increased gross profit discussed above. This increase was partially offset by increased general and administrative costs, primarily due to increased salary and personnel related costs.

Compressco Segment

	Three Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$19,686	$20,960	$(1,274)	-6.1%
Gross profit	6,612	7,919	(1,307)	-16.5%
Gross profit as a percentage of revenue	33.6%	37.8%
General and administrative expense	2,768	2,664	104	3.9%
General and administrative expense as a percentage of revenue	14.1%	12.7%
Interest (income) expense, net	3	-	3
Other (income) expense, net	7	(22)	29
Income before taxes and discontinued operations	$3,834	$5,277	$(1,443)	-27.3%
Income before taxes and discontinued operations as a percentage of revenue	19.5%	25.2%

The decrease in revenues for the Compressco segment was primarily due to the reduced U.S. demand for wellhead compression services during the third quarter of 2010 compared to the prior year period. This decrease resulted in a $0.6 million decrease in service revenue. Although Compressco’s domestic activity levels have begun to increase during the past two quarters, current period revenue levels are still decreased from the prior year period. Over the past year, many oil and gas operators, including many of Compressco’s customers, reacted to lower gas prices with efforts to reduce operating expenses. The overall decrease in revenues occurred despite a $0.5 million increase in revenues from sales of compressor units during the third quarter of 2010 compared to the prior year period. International service revenues decreased $1.2 million compared to the prior year period, due to decreased activity levels in Mexico, and despite continuing efforts to expand Compressco’s penetration into new international markets. Going forward, Compressco’s international revenues are expected to continue to be negatively affected by conditions in Mexico, where customer budgetary issues, regional flooding, and security disruptions reduced activity levels during the current year period. Compressco has reduced the fabrication of new compressor units until demand for its services increases and inventories of available units are reduced.

Compressco’s gross profit decreased domestically primarily due to the decreased domestic activity discussed above, but was also affected by decreased pricing and increases in selected operating expenses. International profitability also decreased primarily due to the decreased Mexico activity. Gross profit as a percentage of revenues also decreased due to the decreased activity, despite Compressco’s efforts to improve operating efficiencies.

The decrease in income before taxes was primarily due to the decrease in gross profit and decreased foreign currency gains. In addition, general and administrative expenses increased due primarily to increased salary and personnel related costs.

Corporate Overhead

	Three Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Gross profit (primarily depreciation expense)	$(918)	$(798)	$(120)	15.0%
General and administrative expense	7,860	9,559	(1,699)	-17.8%
Interest (income) expense, net	4,346	2,960	1,386	46.8%
Other (income) expense, net	875	935	(60)	-6.4%
Income (loss) before taxes and discontinued operations	$(13,999)	$(14,252)	$253	1.8%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead decreased primarily due to decreased administrative expense compared to the prior year period. Corporate general and administrative costs decreased due to approximately $1.5 million of decreased salaries and other general employee expenses, primarily due to decreased incentive compensation. In addition, office expenses decreased approximately $0.4 million and insurance expense decreased by approximately $0.1 million. These decreases were partially offset by approximately $0.2 million of increased general expense and approximately $0.1 million of increased professional fee expenses. Largely offsetting the decrease in administrative expense, corporate interest expense increased due to a decrease in the amount of interest capitalized on construction projects during the period, particularly following the completion of the El Dorado, Arkansas, calcium chloride facility. Also, other expense decreased slightly during the current year period, as increased foreign currency losses were more than offset by decreased hedge ineffectiveness losses.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009.

Consolidated Comparisons

	Nine Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$659,429	$667,170	$(7,741)	-1.2%
Gross profit	111,705	146,532	(34,827)	-23.8%
Gross profit as a percentage of revenue	16.9%	22.0%
General and administrative expense	72,338	71,253	1,085	1.5%
General and administrative expense as a percentage of revenue	11.0%	10.7%
Interest expense, net	12,750	9,557	3,193	33.4%
Other (income) expense, net	(2,189)	61	(2,250)	-3688.5%
Income before taxes and discontinued operations	28,806	65,661	(36,855)	-56.1%
Income before taxes and discontinued operations as a percentage of revenue	4.4%	9.8%
Provision for income taxes	9,528	22,269	(12,741)	-57.2%
Income before discontinued operations	19,278	43,392	(24,114)	-55.6%
Loss from discontinued operations, net of taxes	(121)	(393)	272
Net income	$19,157	$42,999	$(23,842)	-55.4%

Consolidated revenues decreased despite increased revenues from our Fluids, Maritech, and Production Testing segments primarily due to decreases in the Offshore Services and Compressco segments. Offshore Services revenues decreased by $46.2 million compared to the record levels of 2009. Increased onshore oil and gas industry activity contributed to the revenue increases by our Production Testing and Fluids Divisions, with the Fluids Division also reflecting increased production of manufactured products from our new El Dorado, Arkansas calcium chloride plant. Maritech revenues increased largely because of higher realized oil prices, which include the impact of our commodity derivative hedges. Overall gross profit decreased primarily due to $32.8 million of decreased profitability from our Offshore Services segment, which reported record profitability during the prior year period, although Fluids and Compressco profitability were also down. These decreases were partially offset by increased Production Testing gross profit and decreased Maritech losses.

Consolidated general and administrative expenses increased as compared to the prior year period primarily due to $3.3 million of increased employee related costs, including increased salary, benefits, contract labor costs, and other associated employee expenses. In addition, general and administrative expenses increased due to $0.9 million of increased professional fees, $0.8 million of increased general expenses, and $0.1 million of increased office expenses. These increases were partially offset by approximately $3.0 million of decreased bad debt expense and $1.0 million of decreased insurance expenses.

Consolidated interest expense increased primarily due to a decrease in capitalized interest compared to the prior year period following the completion of significant construction projects, including the El Dorado, Arkansas, calcium chloride facility and our corporate headquarters building.

Consolidated other income increased during 2010 compared to the prior year due to approximately $2.5 million of decreased hedge ineffectiveness losses. Decreased foreign currency gains during the current period were largely offset by increased earnings in an unconsolidated subsidiary. Consolidated other (income) expense for the prior year included approximately $2.5 million of gains on sales of assets and $3.8 million of net legal settlements, which were offset by a $6.8 million charge for an impairment of a European joint venture investment.

Consolidated provision for income taxes decreased primarily due to the decreased earnings.

Divisional Comparisons

Fluids Division

	Nine Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$203,452	$176,789	$26,663	15.1%
Gross profit	34,272	40,439	(6,167)	-15.3%
Gross profit as a percentage of revenue	16.8%	22.9%
General and administrative expense	16,647	16,412	235	1.4%
General and administrative expense as a percentage of revenue	8.2%	9.3%
Interest (income) expense, net	42	33	9
Other (income) expense, net	(510)	4,825	(5,335)
Income before taxes and discontinued operations	$18,093	$19,169	$(1,076)	-5.6%
Income before taxes and discontinued operations as a percentage of revenue	8.9%	10.8%

The increase in Fluids Division revenues as compared to the prior year period was primarily due to $23.1 million of increased product sales revenues. This increase in product sales was mainly due to increased revenues from sales of liquid calcium chloride produced from our new El Dorado, Arkansas, calcium chloride plant, which began production during the fourth quarter of 2009. Product sales revenues also increased due to a significant sale of bromide products during the first quarter of 2010. Also, clear brine fluids (CBFs) sales volumes increased compared to the prior year period primarily due to increased international oil and gas activity in the foreign markets we serve. Revenues from domestic sales of CBF products also increased slightly. This increase was despite the decreased activity and pricing on product sales to domestic deepwater operators during the third quarter of 2010 as a result of the deepwater drilling moratorium. Although this moratorium was lifted in October 2010, delays due to permitting and increased regulatory requirements may postpone the return of improved demand in the Gulf of Mexico. In addition to increased product sales revenues, service revenues increased by approximately $3.5 million due to increased domestic frac water and filtration service activities.

Despite the increased revenues, gross profit decreased compared to the prior year period primarily due to the decreased profitability of our domestic calcium chloride manufacturing operations. This decreased profitability was a result of start-up costs and early production inefficiencies from the new calcium chloride plant. We continue to take steps to improve the operational efficiency of the new plant; however, there is still a considerable effort required, and significant improvement in plant performance is not expected during the next six months. In addition, gross profit on CBF product sales decreased, despite the increased international activity, due to the lower prices for selected products and due to increased product costs.

Income before taxes decreased compared to the prior year period primarily due to the decreased gross profit discussed above, and due to increased general and administrative expenses. These decreases were partially offset by a significant decrease in other expense as compared to the prior year period when we recorded a $6.8 million charge for the impairment of the Division’s investment in a European unconsolidated joint venture. The joint venture ceased its calcium chloride manufacturing plant operation during 2009 following our joint venture partner’s announced closure of its adjacent plant facility that supplied the joint venture’s plant with feedstock raw material. Other income for the current year period was reduced primarily due to decreased foreign currency gains on the Division’s international operations.

Offshore Division

Offshore Services Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$225,620	$271,783	$(46,163)	-17.0%
Gross profit	42,593	75,374	(32,781)	-43.5%
Gross profit as a percentage of revenue	18.9%	27.7%
General and administrative expense	12,423	10,392	2,031	19.5%
General and administrative expense as a percentage of revenue	5.5%	3.8%
Interest (income) expense, net	160	(161)	321
Other (income) expense, net	(141)	2,513	(2,654)
Income before taxes and discontinued operations	$30,151	$62,630	$(32,479)	-51.9%
Income before taxes and discontinued operations as a percentage of revenue	13.4%	23.0%

The decrease in revenues for the Offshore Services segment was due to decreased activity compared to the record levels experienced in the prior year period. The decreased activity resulted in reduced utilization of much of the segment’s fleet as compared to the prior year period, without taking into effect the addition of a leased dive service vessel beginning in June 2009. In addition to the decreased activity for certain of the segment’s operations, overall pricing levels were lower during the current year period compared to the prior year period. We plan to continue to capitalize on the anticipated high demand levels for well abandonment and decommissioning services in the Gulf of Mexico over the next several years on offshore properties that were damaged or destroyed by hurricanes. In addition, recently announced changes in regulatory requirements for operators of certain offshore platforms and equipment assets could also increase demand. Still, we anticipate that levels of activity will be reduced compared to the record activity levels we experienced during most of 2009. A significant amount of hurricane damage work was performed for Maritech during 2010, and $51.3 million of the segment’s revenues during the first nine months of 2010 were performed for Maritech, compared with $40.6 million during the prior year period. These intersegment revenues are eliminated in the consolidated statements of operations.

The decrease in gross profit was primarily due to the decreased activity and pricing, but also included the impact of decreased utilization and efficiencies compared to the prior year period. We anticipate that profitability of the Offshore Services segment will continue to be decreased going forward compared to the record high profitability levels of 2009, due to the expected decrease in utilization rates and pricing.

The decrease in income before taxes was primarily due to the decreased gross profit discussed above. Increased general and administrative expenses include the impact of increased salaries and personnel related costs compared to the prior year period. Partially offsetting these decreases, other expense during the prior year period included a charge for a $2.0 million legal settlement.

Maritech Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$145,552	$129,939	$15,613	12.0%
Gross profit (loss)	(2,273)	(8,662)	6,389	73.8%
Gross profit (loss) as a percentage of revenue	-1.6%	-6.7%
General and administrative expense	2,745	3,312	(567)	-17.1%
General and administrative expense as a percentage of revenue	1.9%	2.5%
Interest (income) expense, net	(89)	8	(97)
Other (income) expense, net	(356)	(2,579)	2,223
Income (loss) before taxes and discontinued operations	$(4,573)	$(9,403)	$4,830	51.4%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-3.1%	-7.2%

Approximately $34.5 million of increased Maritech revenues was due to increased realized commodity prices during the first nine months of 2010 compared to the prior year period. Maritech has hedged a portion of its expected future production levels by entering into commodity derivative hedge contracts, with certain contracts extending through 2011, although contracts with the most significant impact compared to current market prices will expire at the end of the current year. Including the impact of its commodity derivative hedge contracts, Maritech reflected average realized oil and natural gas prices during the first nine months of 2010 of $96.60/barrel and $8.48/MMBtu, respectively, each of which were significantly higher than market prices of oil and natural gas during the period. Much of the favorable hedged oil pricing impact was as a result of 2010 oil swaps that were liquidated during 2009. Partially offsetting the increased realized prices, production volumes decreased during the current year period, resulting in $18.2 million of decreased revenues, primarily from natural gas production interruptions and normal oil and gas production declines during the period. Although overall oil production increased compared to the prior year period, Maritech’s interest in the East Cameron 328 field will continue to have a portion of its production shut-in until Maritech completes the redrilling of certain wells from a newly installed platform to replace the platform that was toppled during Hurricane Ike in 2008. Recent successful development efforts at Maritech’s Timbalier Bay field are expected to result in increased production going forward. However, since late 2008, as a result of our efforts to conserve capital, Maritech has significantly reduced its overall acquisition and development activities, and the level of such activity is expected to continue to be decreased going forward. In addition, Maritech reported $0.7 million of decreased processing revenue during the current year period.

The impact of Maritech’s increased revenues was offset by $20.2 million of increased oil and gas property impairments during the current year period, primarily due to the impact of increased estimated asset retirement obligations, lower than expected results from development activities on certain properties, and weaker expected natural gas prices. In addition, Maritech reflected approximately $3.2 million of decreased insurance settlement gains compared to the prior year period. These decreases were partially offset by approximately $5.3 million of decreased repair and workover expense, primarily due to hurricane repair costs incurred during the prior year period. Maritech also reported $6.1 million of decreased depreciation, depletion, amortization, and accretion during the current year period, primarily due to decreased production. In addition, Maritech reflected $1.5 million of decreased charges for decommissioning costs incurred in excess of recorded liabilities associated with well abandonment and decommissioning activities. While Maritech’s insurance expense decreased approximately $3.6 million during the current year period due to Maritech’s decision to suspend its windstorm damage coverage during much of the past twelve month period, beginning in July 2010, Maritech resumed its purchase of windstorm damage insurance for the subsequent twelve month period, which will increase operating expenses going forward.

The decrease in Maritech’s pretax loss was due to the increase in gross profit discussed above and decreased general and administrative expenses, which was primarily due to decreased bad debt expense. These increases were partially offset by $2.2 million of decreased gains on sales of assets.

Production Enhancement Division

Production Testing Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$77,147	$61,976	$15,171	24.5%
Gross profit	17,254	15,452	1,802	11.7%
Gross profit as a percentage of revenue	22.4%	24.9%
General and administrative expense	6,714	6,177	537	8.7%
General and administrative expense as a percentage of revenue	8.7%	10.0%
Interest (income) expense, net	(23)	3	(26)
Other (income) expense, net	(1,188)	(6,659)	5,471
Income before taxes and discontinued operations	$11,751	$15,931	$(4,180)	-26.2%
Income before taxes and discontinued operations as a percentage of revenue	15.2%	25.7%

The increase in revenues for the Production Testing segment was primarily due to an $8.3 million increase in international revenues resulting from increased activity of international operations other than Mexico, including revenues associated with a South American technical management contract. In addition, revenues increased by $6.9 million due to increased domestic operations, primarily due to the increase in domestic drilling activity. Much of our international production testing services are based in Mexico, where customer budgetary issues, security disruptions, and regional flooding during the third quarter have negatively affected activity levels during the current year period.

The increase in gross profit was due to approximately $2.9 million of increased domestic gross profit, which more than offset the approximately $1.1 million decrease in international gross profit. Domestic profitability increased due to the higher activity levels and improved operating efficiencies. While international production testing operations have historically generated higher operating margins than domestic operations, decreased activity in Mexico and operating interruptions have hampered international profitability.

 Income before taxes decreased primarily due to the $5.8 million gain from a legal settlement which was recorded in the prior year period. This decrease in other income plus increased administrative costs was partially offset by the increased gross profit during the current year period.

Compressco Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$59,999	$67,528	$(7,529)	-11.1%
Gross profit	21,766	25,631	(3,865)	-15.1%
Gross profit as a percentage of revenue	36.3%	38.0%
General and administrative expense	8,180	7,833	347	4.4%
General and administrative expense as a percentage of revenue	13.6%	11.6%
Interest (income) expense, net	36	-	36
Other (income) expense, net	85	(52)	137
Income before taxes and discontinued operations	$13,465	$17,850	$(4,385)	-24.6%
Income before taxes and discontinued operations as a percentage of revenue	22.4%	26.4%

The decrease in Compressco revenues was due to $5.7 million of decreased U.S. compression service revenues, primarily reflecting the reduced U.S. demand for wellhead compression services during the first nine months of 2010. We believe the reduced demand was primarily due to continuing lower natural gas prices compared to prices during previous years. Although Compressco’s domestic activity levels have begun to increase during the past two quarters, current period revenue levels are still lower than the prior year period. Over the past year, many domestic oil and gas operators, including certain Compressco customers, have responded to the lower gas prices by reducing operating expenses. In addition, international service revenues also decreased by $2.3 million, primarily due to decreased activity in Mexico. Going forward, we anticipate that Compressco’s international revenues will continue to be negatively affected by conditions in Mexico, where customer budgetary issues, security disruptions, and regional flooding during the third quarter have negatively impacted activity levels during the current year period. Revenues from sales of compressor units increased $0.4 million compared to the prior year period. Compressco has reduced the fabrication of new compressor units until demand for its services increases and inventories of available units are reduced.

The decrease in gross profit was due to decreased demand domestically for Compressco’s products and services, as well as due to the above described decreased activity in Mexico. Domestic profitability was also affected by decreased pricing compared to the prior year. Gross profit as a percentage of revenues also decreased due to the decreased activity, despite Compressco’s efforts to improve operating efficiencies.

The decrease in income before taxes was primarily due to the decrease in gross profit and, to a lesser extent, from increased administrative expenses, which were primarily due to increased salary and personnel related expenses.

Corporate Overhead

	Nine Months Ended
	September 30,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Gross profit (primarily depreciation expense)	$(2,427)	$(2,248)	$(179)	-8.0%
General and administrative expense	25,629	27,127	(1,498)	-5.5%
Interest (income) expense, net	12,625	9,675	2,950	30.5%
Other (income) expense, net	(80)	2,088	(2,168)	-103.8%
Income (loss) before taxes and discontinued operations	$(40,601)	$(41,138)	$537	1.3%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead decreased slightly during the first nine months of 2010 compared to the prior year period, as decreased other expense and general and administrative expense were largely offset by increased interest expense. Other expense decreased primarily due to approximately $2.5 million of decreased hedge ineffectiveness losses from our commodity derivatives. Corporate general and administrative costs also decreased primarily due to approximately $1.1 million of decreased salaries and employee related expenses, which was mainly due to decreased incentive compensation. In addition, general and administrative expenses decreased due to $0.5 million of decreased office expenses and approximately $0.2 million of decreased general expenses and $0.5 million of decreased insurance and taxes expenses. These decreases were partially offset by approximately $0.7 million of increased professional fee expenses. Partially offsetting these decreases, corporate interest expense increased due to a decrease in the amount of interest capitalized on construction projects during the period, particularly following the completion of the construction of the El Dorado, Arkansas, calcium chloride facility.

Liquidity and Capital Resources

Our balance sheet remains strong, and our liquidity position has been enhanced as a result of our recent execution of a long-term borrowing arrangement. In addition, we amended our bank credit facility to extend its scheduled maturity to October 2015, which will provide a source of capital for the next five years. These efforts position us to continue to seek acquisition and growth opportunities that meet certain criteria. We continue to fund our existing capital expenditure plans, however, with our operating cash flows. Our operating cash flows during the first nine months of 2010 have decreased compared to the prior year period. Operating cash flows have been negatively affected by the current uncertain regulatory environment following the recent events in the Gulf of Mexico, as well as by low natural gas prices and the continuing economic recovery. We are continuing with the fiscal discipline we established in late 2008, which includes reviewing our capital expenditure plans carefully.

Operating Activities – Cash flows from operating activities totaled approximately $119.4 million during the first nine months of 2010 compared to approximately $137.3 million during the prior year period. Prior period operating cash flows include $23.1 million from the liquidation of certain oil swap derivative contracts. Approximately $39.8 million of current period operating cash flows were generated from insurance settlements and claims proceeds from a portion of Maritech’s insurance coverage related to damages suffered from Hurricane Ike during 2008. Excluding these insurance recoveries, current year operating cash flows have decreased significantly compared to the prior year, and primarily reflect the decreased operating cash flows of our Offshore Services segment, which enjoyed unprecedented demand for its products and services during 2009.

Future operating cash flows for many of our businesses are largely dependent upon the level of oil and gas industry activity, particularly in the U.S. Gulf of Mexico region. As a result of the BP Macondo oil spill, regulatory requirements for offshore operators, particularly deepwater operators, are increasing. We estimate that the combined impact of the recent U.S. government imposed deepwater drilling moratorium and related regulatory issues resulted in the reduction of our consolidated revenues by approximately $18 to $23 million during the third quarter of 2010, compared to the level of revenues we would have expected had the recent events in the Gulf of Mexico not occurred. This decrease was experienced primarily by our Fluids Division, although our Offshore Services segment was also affected. Although the deepwater drilling moratorium was lifted in October 2010, the impact of regulatory uncertainty is expected to continue to negatively affect the cost and timing of offshore activities in the future, perhaps significantly. Many within the oil and gas industry are expecting further increases in regulatory requirements for all U.S. offshore drilling and production operations, particularly for deepwater projects. Operators are currently experiencing delays in permitting for deepwater as well as shallow water offshore projects. A portion of our revenues will continue to be impacted by the current regulatory environment. Following the Macondo spill and the announcement of the drilling moratorium, the U.S. Gulf of Mexico offshore rig count dropped significantly, and it is uncertain to what extent offshore activities will return to previous levels. For certain of our businesses, increased government regulations could affect us positively. However, to the extent more stringent government regulations affecting deepwater and shallow water drilling are enacted, our future revenues and operating cash flows could be negatively affected overall.

In addition, the timing and strength of the current global economic recovery continues to be difficult to predict, and the majority of domestic oil and gas operators’ activities and spending levels are significantly below early 2008 levels. Demand for a large portion of our products and services is driven by oil and gas drilling and production activity, which is affected by oil and natural gas commodity pricing. Decreased Maritech cash flows as a result of currently decreasing natural gas prices are largely offset by the impact of natural gas commodity derivative contracts, which extend through the end of 2010. However, current natural gas prices also affect the domestic demand for the products and services of our Production Testing, Compressco, and Fluids segments. While the levels of revenues and cash flows for some of these businesses are improving modestly in 2010 compared to 2009, such levels are expected to continue to be significantly below the levels generated during the first half of 2008.

During the past two years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, debris removal, and platform construction associated with the six offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. As of September 30, 2010, Maritech has two remaining downed platforms to be removed, and has begun redrilling certain wells at its East Cameron 328 field using a newly installed replacement platform. The estimated cost to perform the remaining abandonment, decommissioning, debris removal, platform construction, and well redrilling will be approximately $60 to $75 million net to our interest before any insurance recoveries. Actual costs could greatly exceed these estimates, and depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. Approximately $42 million of this amount has been accrued as part of Maritech’s decommissioning liability, and an additional approximate $18 to $33 million relates primarily to the estimated cost to finalize the newly installed offshore platform and complete the redrilling of the wells at the East Cameron 328 location. Following the collection of the $39.8 million insurance settlement proceeds associated with Hurricane Ike during the first quarter of 2010, Maritech has additional maximum remaining insurance coverage available of approximately $29.5 million, all of which relates to Hurricane Ike.

Future operating cash flows will also be significantly affected by the timing and amount of expenditures required for the plugging, abandonment, and decommissioning of Maritech’s oil and gas properties, including the cost associated with the two remaining offshore platforms that were destroyed by hurricanes, along with hurricane related debris removal costs. Approximately $75.0 million of our operating cash flows were used to fund this activity during the first nine months of 2010. The discounted fair value, including an estimated profit, of Maritech’s total decommissioning liability as of September 30, 2010 was $196.3 million ($208.8 million undiscounted). This amount is based upon what Maritech estimates it would have to pay a third party to extinguish these liabilities. The cash outflow necessary to extinguish this liability is expected to occur over several years, shortly after the end of each property’s productive life. The amount and timing of these cash outflows are estimated based on expected costs, as well as the timing of future oil and gas production and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing cost estimates, Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE, formerly the  Minerals Management Service) and other regulatory requirements, commodity prices, revisions of reserve estimates, future hurricanes, and other factors. The estimates associated with the remaining work on platforms destroyed by hurricanes are particularly imprecise due to the unique nature of the work to be performed.

Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners of properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, which partially offsets Maritech’s future expenditures. As of September 30, 2010, Maritech’s total undiscounted decommissioning obligation is approximately $244.8 million and consists of Maritech’s total liability of $208.8 million plus approximately $36.0 million of such contractual reimbursement arrangements with the previous owners.

The recent explosion and subsequent oil spill at the BP Macondo well evidences the general operating risks associated with offshore oil and gas activities. While we have no liability associated with this specific incident, we are subject to operating hazards normally associated with the oilfield service industry and offshore oil and gas production operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and environmental accidents. We maintain various types of business insurance that would be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third party liability, workers’ compensation and employers’ liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including named windstorm damage, removal of debris, operator’s extra expense, control of well, and pollution and clean-up coverage. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to written master service agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that it submits to BOEMRE. Maritech has designated employees and third party contracts in place to insure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities – During 2010, we currently plan to expend less than $145 million of capital expenditures and other investing activities, and approximately $82.2 million of this amount was expended during the first nine months of 2010. We expect to have the ability to fund our planned 2010 capital expenditure activity through cash flows from operations. This planned level of capital expenditures is significantly reduced compared to the past several years, partially due to the completion during 2009 of our new corporate headquarters in The Woodlands, Texas and our El Dorado, Arkansas calcium chloride plant facility. In light of uncertainties regarding our future operating cash flows, our capital expenditure plans have been, and will continue to be, reviewed carefully, and a significant amount of such capital expenditures have been deferred until activity levels increase. This restraint on capital expenditure activity may also affect future growth. In particular, prior to 2009, we had invested significantly in Maritech acquisition and development activities, and the current reduction in spending may result in negative growth for Maritech over time as a result of postponing the replacement of depleting oil and gas reserves and production cash flows. We are selectively pursuing the acquisition of oil and gas properties, and in July 2010, we purchased additional onshore oil and gas properties for $6.7 million. Despite the current economic environment, our long-term growth strategy continues to include the pursuit of suitable acquisitions or opportunities to establish operations in additional niche oil and gas service markets. To the extent we consummate a significant transaction, our liquidity position will be affected.

Cash capital expenditures of approximately $82.3 million during the first nine months of 2010 included approximately $8.8 million by the Fluids Division, approximately $5.8 million of which related to the ongoing modification of our new calcium chloride plant facility. Our Offshore Division incurred approximately $63.4 million of capital expenditures during the period, approximately $53.8 million of which was expended by the Division’s Maritech segment primarily related to acquisition, exploration and development expenditures on its oil and gas properties. In addition, the Offshore Division expended approximately $9.6 million on its Offshore Services operations, primarily for costs on its various heavy lift and dive support vessels. The Production Enhancement Division spent approximately $9.5 million, consisting of approximately $4.4 million by the Production Testing segment to replace or enhance a portion of its production testing equipment fleet and approximately $5.1 million by the Compressco segment for general infrastructure needs along with minimal expansion of its wellhead compressor fleet. Corporate capital expenditures were approximately $0.6 million.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flows from operating activities, as needed, from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Bank Credit Facilities – On October 29, 2010, we amended our existing bank revolving credit facility agreement with a syndication of banks whereby the credit facility was decreased from $300 million to $278 million and its scheduled maturity was extended from June 2011 to October 2015. In addition, the amended credit facility agreement allows us to increase the facility by $150 million up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions. As of November 9, 2010, we did not have any outstanding balance on the amended revolving credit facility and had $14.5 million in letters of credit and guarantees against the $278.0 million amended revolving credit facility, leaving a net availability of $263.5 million.

Under the amended credit facility agreement (the Credit Agreement), the revolving credit facility, which is scheduled to mature in October 2015, remains unsecured and guaranteed by certain of our material U.S. subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. Similar to the previous terms, the Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with the certain financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances.

The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of September 30, 2010. Our continuing ability to comply with these financial covenants centers largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and subject to the duration of the current economic environment, we expect this trend to continue.

Senior Notes – In September 2004, we issued, and sold through a private placement, $55 million in aggregate principal amount of Series 2004-A Senior Notes and 28 million euros (approximately $38.1 million equivalent at September 30, 2010) in aggregate principal amount of Series 2004-B Senior Notes pursuant to a Master Note Purchase Agreement. The Series 2004-A Senior Notes bear interest at a fixed rate of 5.07% and are scheduled to mature on September 30, 2011. The Series 2004-B Notes bear interest at a fixed rate of 4.79% and are also scheduled to mature on September 30, 2011. Interest on the 2004-A and 2004-B Senior Notes is due semiannually on March 30 and September 30 of each year.

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

In September 2010, we entered into an agreement whereby we expect to issue and sell through a private placement, $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the 2010 Senior Notes) pursuant to a Note Purchase Agreement dated September 30, 2010. Closing of the issuance and sale of the 2010 Senior Notes and funding of the proceeds from the 2010 Senior Notes is scheduled to occur on December 15, 2010, and is expected to be used to repay the 2004 Senior Notes at or prior to their maturity in September 2011. The Series 2010-A Senior Notes are to bear interest at the fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes are to bear interest at the fixed rate of 5.67% and mature on December 15, 2020. Interest on the 2010 Senior Notes is due semiannually on June 15 and December 15 of each year.

The Series 2004-A Senior Notes, Series 2004-B Senior Notes, Series 2006-A Senior Notes, 2008 Senior Notes and the Series 2010 Senior Notes, when issued, are collectively referred to as the Senior Notes. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and guaranteed by substantially all of our wholly owned U.S. subsidiaries. The agreements governing all of our Senior Notes, including the Series 2010 Senior Notes (the Senior Note Purchase Agreements), contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flows over a twelve month period. The Senior Note Purchase Agreements also contain customary default provisions as well as cross-default provisions relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Senior Note Purchase Agreements as of September 30, 2010. Upon the occurrence and during the continuation of an event of default under the Senior Note Purchase Agreements, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources – In addition to our revolving credit facility, we fund our short-term liquidity requirements from cash generated by operations, from short-term vendor financing, and, to a lesser extent, from leasing with institutional leasing companies. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in 2015, and our Senior Notes mature at various dates between September 2011 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to utilize equity to fund our capital needs, dilution to our common stockholders could occur.

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

As of September 30, 2010, the market value of our oil and natural gas swap contracts was approximately $12.7 million. All or a portion of these contracts are currently marketable to the corresponding counterparty and could be liquidated in order to generate additional cash. However, there can be no assurances that such counterparties, the majority of which are banks and financial institutions, would agree to repurchase these swap derivative contracts, particularly if the market values increase significantly or if the counterparty’s financial condition deteriorated. The liquidation of any of these swap contracts, if not replaced with similar derivative contracts, would expose an additional portion of Maritech’s expected future oil and gas production to market price volatility in future periods.

Off Balance Sheet Arrangements – As of September 30, 2010, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings, arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Class Action Lawsuit – Between March 27, 2008, and April 30, 2008, two putative class action complaints were filed in the United States District Court for the Southern District of Texas (Houston Division) against us and certain former officers by certain stockholders on behalf of themselves and other stockholders who purchased our common stock between January 3, 2007, and October 16, 2007. The complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The complaints allege that the defendants violated the federal securities laws during the period by, among other things, disseminating false and misleading statements and/or concealing material facts concerning our current and prospective business and financial results. The complaints also allege that, as a result of these actions, our stock price was artificially inflated during the class period, which enabled our insiders to sell their personally-held shares for a substantial gain. The complaints seek unspecified compensatory damages, costs, and expenses. On May 8, 2008, the Court consolidated these complaints as In re TETRA Technologies, Inc. Securities Litigation, No. 4:08-cv-0965 (S.D. Tex.). On August 27, 2008, Lead Plaintiff Fulton County Employees’ Retirement System filed its Amended Consolidated Complaint. On October 28, 2008, we filed a motion to dismiss the federal class action. On July 9, 2009, the Court issued an opinion dismissing, without prejudice, most of the claims in this lawsuit but permitting plaintiffs to proceed on their allegations regarding disclosures pertaining to the collectability of certain insurance receivables. On June 16, 2010, defendants and plaintiff’s counsel reached a settlement agreement whereby all claims against defendants will be released in exchange for a payment of $8.25 million, which is expected to be paid by our insurers. On September 29, 2010, the Court approved the settlement and entered the Order and Final Judgment terminating the class action lawsuit.

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

At this stage, it is impossible to predict the outcome of the derivative lawsuit or its impact upon us. We continue to believe that the allegations made in the derivative lawsuit are without merit, and we intend to continue to seek dismissal of and vigorously defend against this lawsuit. While a successful outcome cannot be guaranteed, we do not reasonably expect this lawsuit to have a material adverse effect.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. We have finalized a joint stipulation of settlement with the EPA whereby we are responsible for a penalty of $487,000, which will be payable later during 2010. We expect this penalty to be covered by insurance.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, asset recoveries, expected costs associated with damage from hurricanes and the ability to recover such costs under our insurance policies, the ability to resume operations and production from our damaged or destroyed platforms, the ability to obtain alternate sources of raw materials for certain of our calcium chloride facilities, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, the potential impact of the current regulatory environment in the Gulf of Mexico including future governmental drilling regulations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2009, this Quarterly Report on Form 10-Q, and set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to our Market Risk exposures as disclosed in our Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 20, 2010, a blowout on a deepwater Gulf of Mexico drilling rig, the Deepwater Horizon, resulted in the rig catching fire and sinking. The Macondo well blowout and the resulting government-imposed drilling moratorium in the deepwater Gulf of Mexico and related regulatory requirements have significantly reduced the U.S. Gulf of Mexico completion fluids market and slowed the permitting of new drilling activity and plug and abandonment work in the U.S. Gulf of Mexico. The U.S. Minerals Management Service (MMS) has been reorganized as the Bureau of Ocean Energy, Management, Regulation, and Enforcement (BOEMRE) and its attention appears to be focused on spill cleanup and enforcement matters. BOEMRE recently issued to U.S. Gulf of Mexico operators notices implementing additional safety and certification requirements applicable to drilling activities in the Gulf of Mexico that have resulted in operations and projects being curtailed or suspended. Although the moratorium was lifted in October 2010, the uncertainties of increased regulatory requirements on offshore operators remain. We continue to monitor the current offshore regulatory environment closely and take such actions as we consider appropriate to minimize the impact of additional regulatory requirements on our operations. As a result of the current environment, however, the timing of offshore projects for certain of our customers in the U.S. Gulf of Mexico has been delayed, and the level of operating revenues from these customers for the last half of 2010 has been reduced.

We have significant operations that are either ongoing or scheduled to commence in the U.S. Gulf of Mexico. At this time, we cannot predict the full impact of the incident, the resulting spill, the recently lifted drilling moratorium, or other regulatory actions on the schedule of our operations or those of our customers. In addition, we cannot predict how government or regulatory agencies will further respond to the incident or whether changes in laws and regulations concerning operations in the U.S. Gulf of Mexico will be enacted. Certain new regulatory requirements have recently been announced, and additional significant changes in regulations regarding future exploration, development, or production activities in the U.S. Gulf of Mexico or other governmental or regulatory actions could reduce our revenues and increase our operating costs, including the cost to insure offshore operations, resulting in reduced cash flows and profitability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)           None.

(b)           None.

(c)           Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

				Total Number	Maximum Number (or
	Total		Average	of Shares	Approximate Dollar Value) of
	Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)
July 1 - July 31, 2010	24	(2)	$9.88	-	$14,327,000
Aug 1 - Aug 31, 2010	1,123	(2)	9.83	-	14,327,000
Sept 1 - Sept 30, 2010	161	(2)	9.34	-	14,327,000
Total	1,308			-	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

(a)           In connection with the Company’s preparation of the financial statements for the quarterly period ended September 30, 2010, management determined that a charge of approximately $14.0 million, primarily for the partial impairment of oil and gas properties operated by its Maritech Resources, Inc. (Maritech) subsidiary, was required. The impairment charge primarily resulted from the impact of increased estimated asset retirement obligations, lower than expected results from development efforts during the year on certain properties, weaker expected future natural gas prices, and the decreased fair value of probable and possible reserves for certain of Maritech’s oil and gas properties. It is not anticipated that these impairments will result in future cash expenditures. The disclosure set forth in this Item 5 is included in this Quarterly Report on Form 10-Q in accordance with the instructions to Item 2.06 of Form 8-K.

Item 6. Exhibits.

Exhibits:

4.1
Note Purchase Agreement, dated September 30, 2010, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company, Teachers Insurance and Annuity Association of America, Wells Fargo Bank, N.A., The Guardian National Life Insurance Company of America, The Guardian Insurance & Annuity Company, Inc., Southern Farm Bureau Life Insurance Company, Primerica Life Insurance Company, Prime Reinsurance Company, Inc., Senior Health Insurance Company of Pennsylvania, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company and First Ameritas Life Insurance Corp. of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.2
Form of 5.09% Senior Notes, Series 2010-A, due December 15, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.3
Form of 5.67% Senior Notes, Series 2010-B, due December 15, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

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

TETRA Technologies, Inc.
Date: November 9, 2010	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: November 9, 2010	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: November 9, 2010	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

4.1
Note Purchase Agreement, dated September 30, 2010, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company, Teachers Insurance and Annuity Association of America, Wells Fargo Bank, N.A., The Guardian National Life Insurance Company of America, The Guardian Insurance & Annuity Company, Inc., Southern Farm Bureau Life Insurance Company, Primerica Life Insurance Company, Prime Reinsurance Company, Inc., Senior Health Insurance Company of Pennsylvania, The Union Central Life Insurance Company, Ameritas Life Insurance Corp., Acacia Life Insurance Company and First Ameritas Life Insurance Corp. of New York (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.2
Form of 5.09% Senior Notes, Series 2010-A, due December 15, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.3
Form of 5.67% Senior Notes, Series 2010-B, due December 15, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009; (ii) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2010. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.