Form 10-Q
period 2011-03-31
TETRA TECHNOLOGIES INC
filed 2011-05-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 5, 2011, there were 76,820,730 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Revenues:
Product sales	$106,523	$103,193
Services and rentals	116,022	102,700
Total revenues	222,545	205,893

Cost of revenues:
Cost of product sales	77,018	64,932
Cost of services and rentals	81,771	69,033
Depreciation, depletion, amortization, and accretion	37,392	36,834
Total cost of revenues	196,181	170,799
Gross profit	26,364	35,094

General and administrative expense	27,762	22,777
Operating income (loss)	(1,398)	12,317

Interest expense, net	4,191	4,028
Other (income) expense, net	(1,548)	(183)
Income (loss) before taxes and discontinued operations	(4,041)	8,472
Provision (benefit) for income taxes	(1,529)	3,016
Income (loss) before discontinued operations	(2,512)	5,456
Income (loss) from discontinued operations, net of taxes	(3)	(29)

Net income (loss)	$(2,515)	$5,427

Basic net income (loss) per common share:
Income (loss) before discontinued operations	$(0.03)	$0.07
Income (loss) from discontinued operations	(0.00)	(0.00)
Net income (loss)	$(0.03)	$0.07

Average shares outstanding	76,251	75,376

Diluted net income (loss) per common share:
Income (loss) before discontinued operations	$(0.03)	$0.07
Income (loss) from discontinued operations	(0.00)	(0.00)
Net income (loss)	$(0.03)	$0.07

Average diluted shares outstanding	76,251	76,781

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,481	$65,360
Restricted cash	99	360
Trade accounts receivable, net of allowances for doubtful
accounts of $2,793 in 2011 and $2,590 in 2010	158,314	162,405
Inventories	98,376	104,305
Derivative assets	-	2,436
Deferred tax asset	32,211	29,685
Prepaid expenses and other current assets	41,618	50,387
Total current assets	403,099	414,938

Property, plant, and equipment
Land and building	77,309	79,368
Machinery and equipment	449,514	482,677
Automobiles and trucks	46,377	43,492
Chemical plants	156,366	176,853
Oil and gas producing assets (successful efforts method)	585,141	761,449
Construction in progress	20,933	15,677
Total property, plant, and equipment	1,335,640	1,559,516
Less accumulated depreciation and depletion	(652,317)	(819,646)
Net property, plant, and equipment	683,323	739,870

Other assets:
Goodwill	99,005	99,005
Patents, trademarks and other intangible assets, net of accumulated
amortization of $22,174 in 2011 and $21,499 in 2010	13,987	13,024
Deferred tax assets	41	899
Other assets	31,879	31,892
Total other assets	144,912	144,820
Total assets	$1,231,334	$1,299,628

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$32,445	$55,555
Accrued liabilities	79,197	83,804
Decommissioning and other asset retirement obligations, net	100,718	72,265
Derivative liabilities	12,046	5,208
Total current liabilities	224,406	216,832

Long-term debt, net	305,035	305,035
Deferred income taxes	42,039	46,789
Decommissioning and other asset retirement obligations, net	130,116	200,550
Other liabilities	12,385	14,099
Total long-term liabilities	489,575	566,473
Commitments and contingencies

Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 78,342,183, shares issued at March 31, 2011,
and 77,825,398 shares issued at December 31, 2010	783	778
Additional paid-in capital	207,922	203,044
Treasury stock, at cost; 1,578,430 shares held at March 31, 2011,
and 1,533,653 shares held at December 31, 2010	(8,837)	(8,382)
Accumulated other comprehensive income	224	1,107
Retained earnings	317,261	319,776
Total stockholders' equity	517,353	516,323
Total liabilities and stockholders' equity	$1,231,334	$1,299,628

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$(2,515)	$5,427
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	34,040	36,267
Impairments of long-lived assets	3,352	567
Provision (benefit) for deferred income taxes	(3,398)	343
Stock compensation expense	1,836	1,549
Provision (benefit) for doubtful accounts	913	(1,318)
(Gain) loss on sale of property, plant, and equipment	(732)	93
Other non-cash charges and credits	6,987	(2,977)
Proceeds from insurance settlements and claims	-	39,772
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	3,506	4,493
Inventories	7,411	3,583
Prepaid expenses and other current assets	15,916	(5,832)
Trade accounts payable and accrued expenses	(28,225)	(23,796)
Decommissioning liabilities	(9,250)	(6,992)
Operating activities of discontinued operations	2	(326)
Other	524	999
Net cash provided by operating activities	30,367	51,852

Investing activities:
Purchases of property, plant, and equipment	(19,319)	(10,846)
Acquisition of business, net	(1,500)	-
Proceeds (payments) on sale of property, plant, and equipment	(2,298)	64
Other investing activities	(4,935)	(188)
Net cash used in investing activities	(28,052)	(10,970)

Financing activities:
Proceeds from long-term debt	-	35
Principal payments on long-term debt	-	-
Proceeds from exercise of stock options	2,333	392
Excess tax benefit from exercise of stock options	861	124
Net cash provided by financing activities	3,194	551

Effect of exchange rate changes on cash	1,612	(417)

Increase in cash and cash equivalents	7,121	41,016
Cash and cash equivalents at beginning of period	65,360	33,394
Cash and cash equivalents at end of period	$72,481	$74,410

Supplemental cash flow information:
Interest paid	$-	$2,297
Income taxes paid (refunded)	(9,471)	13,314

Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	$509	$1,322

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company focused on completion fluids and services, production testing, wellhead compression, and selected offshore services including well plugging and abandonment, decommissioning, and diving, with a concentrated domestic exploration and production business. We were incorporated in Delaware in 1981. We are composed of five reporting segments organized into three divisions – Fluids, Offshore, and Production Enhancement. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

The consolidated financial statements include the accounts of our wholly owned subsidiaries. Investments in unconsolidated joint ventures in which we participate are accounted for using the equity method. Our interests in oil and gas properties are proportionately consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of March 31, 2011, reflects the assignment during March 2011 of restricted cash to the landowner of one of our former Fluids Division leased facility locations related to agreed repairs to be expended at the facility.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of March 31, 2011, and December 31, 2010, are as follows:

	March 31, 2011	December 31, 2010
	(In Thousands)

Finished goods	$72,179	$75,874
Raw materials	2,271	5,103
Parts and supplies	23,080	22,457
Work in progress	846	871
	$98,376	$104,305

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2011	2010

Number of weighted average common shares outstanding	76,250,678	75,375,557
Assumed exercise of stock options	-	1,405,093
Average diluted shares outstanding	76,250,678	76,780,650

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2011, we used the average market price of our common stock of $12.74. For the three months ended March 31, 2011, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the period. For the three months ended March 31, 2010, the calculation of the average diluted shares outstanding excludes the impact of 2,151,398 outstanding stock options, as the inclusion of these shares would have been antidilutive.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at March 31, 2011, was approximately $318.0 million compared to a carrying amount of approximately $305.0 million, as current rates are more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt. We have not calculated or disclosed recurring fair value measurements of non-financial assets and non-financial liabilities.

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil production cash flows. For these fair value measurements, we compare forward oil and natural gas pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates.  We have historically had no transfers of recurring fair value measurements between hierarchy levels. A summary of these fair value measurements as of March 31, 2011, and December 31, 2010, is as follows:

Fair Value Measurements as of March 31, 2011 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable	Unobservable
	Value as of	or Liabilities	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
(In Thousands)
Asset for natural gas
swap contracts	$-	$-	$-	$-
Liability for oil swap contracts	(12,046)	-	(12,046)	-
Total	$(12,046)

	Fair Value Measurements as of December 31, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable	Unobservable
	Value as of	or Liabilities	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas
swap contracts	$2,436	$-	$2,436	$-
Liability for oil swap contracts	(5,208)	-	(5,208)	-
Total	$(2,772)

During the first quarter of 2011, certain Maritech oil and gas property impairments of $3.4 million were charged to earnings. The majority of these oil and gas property impairments were due to decreased expected future production cash flows, using forward oil and natural gas pricing data from published sources. Because such published forward pricing data was applied to estimated oil and gas reserve volumes based on our internally prepared reserve estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. There were no nonrecurring fair value measurements for the quarter ended March 31, 2010.

A summary of the nonrecurring fair value measurements discussed above as of March 31, 2011, using the fair value hierarchy is as follows:

		Fair Value Measurements as of
	March 31, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable	Unobservable	Year-to-Date
	Value as of	or Liabilities	Inputs	Inputs	Impairment
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Oil and gas properties	$3,224	$-	$-	$3,224	$3,352
Total					$3,352

NOTE B – ACQUISITIONS AND DISPOSITIONS

In March 2011, we acquired a project management and engineering consulting services business that provides liability and risk assessment services for domestic and international offshore well abandonment and decommissioning projects. The purchase price for this acquisition was $1.5 million, and the assets acquired consist primarily of intangible assets.

In late 2010, we began to decrease our investment in Maritech by suspending oil and gas property acquisitions, decreasing our development activities, exploring strategic alternatives to our ownership of Maritech and its oil and gas properties, and reviewing opportunities to sell Maritech oil and gas property packages to industry participants and other third parties. As part of this overall effort, in February and March 2011, Maritech sold certain properties, along with the associated decommissioning liabilities. As part of these transactions, Maritech paid an aggregate of approximately $2.8 million after normal purchase price adjustments. These sold properties, in the aggregate, accounted for approximately 12% of Maritech’s proved reserves as of December 31, 2010.

On April 1, 2011, Maritech entered into an agreement with Tana Exploration Company LLC (Tana), a wholly owned subsidiary of TRT Holdings, Inc. (TRT), to sell, for approximately $222.3 million, its interests in oil and gas properties that collectively represent approximately 79% of Maritech’s total proved reserves and $72 million of associated asset retirement obligations as of December 31, 2010. Closing is expected to occur on or about May 31, 2011, subject to customary closing conditions. The amount of net proceeds to be received will be reduced by purchase price adjustments, including those associated with the January 1, 2011 effective date of the sale.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2011	December 31, 2010
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2015	$-	$-
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
European bank credit facility		-	-
Other		35	35
		305,035	305,035
Less current portion		-	-
Total long-term debt		$305,035	$305,035

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the remaining abandonment, decommissioning, and debris removal costs associated with offshore platforms destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners, anticipated insurance recoveries, and any contractual amount to be paid by the previous owner of the oil and gas property when the liabilities are satisfied.

The changes in the asset retirement obligations during the three months ended March 31, 2011 and 2010, are as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Beginning balance for the period, as reported	$272,815	$224,110
Activity in the period:
Accretion of liability	1,894	1,348
Retirement obligations incurred	-	-
Revisions in estimated cash flows	9,764	17,282
Settlement of retirement obligations	(53,639)	(6,322)
Ending balance as of March 31	$230,834	$236,418

Settlements of retirement obligations during the first quarter 2011 include approximately $46.0 million of obligations associated with oil and gas properties sold by Maritech during the period. Revisions in estimated cash flows during the first quarter of 2011 resulted primarily from additional estimated work to be performed on one of Maritech’s hurricane damaged properties. The necessity of this additional work was determined during the quarter as a result of an ongoing project to decommission the property.

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

Derivative Hedge Contracts

As of March 31, 2011, we had the following cash flow hedging swap contracts outstanding relating to a portion of our Maritech subsidiary’s oil production:

Derivative Contracts	Aggregate Daily Volume	Weighted Average Contract Price	Contract Year
March 31, 2011
Oil swap contracts	2,000 barrels/day	$87.68/barrel	2011

We believe that our swap agreements are “highly effective cash flow hedges,” in managing the volatility of future cash flows associated with our oil and gas production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) is initially reported as a component of accumulated other comprehensive income, which is classified within stockholders’ equity. This component of accumulated other comprehensive income associated with cash flow hedge derivative contracts, including those derivative contracts which have been liquidated, will be subsequently reclassified into earnings, utilizing the specific identification method, when the hedged exposure affects earnings (i.e., when hedged oil and gas production volumes are reflected in revenues). As of March 31, 2011, all of the total balance (approximately $7.0 million) of accumulated other comprehensive income associated with cash flow hedge derivatives is expected to be reclassified into earnings during 2011. Any “ineffective” portion of the change in the derivative’s fair value is recognized in earnings immediately.

The fair value of hedging instruments reflects our best estimates and is based upon exchange or over-the-counter quotations, whenever they are available. Quoted valuations may not be available. Where quotes are not available, we utilize other valuation techniques or models to estimate fair values. These modeling techniques require us to make estimations of future prices, price correlation, and market volatility and liquidity. The actual results may differ from these estimates, and these differences can be positive or negative. The fair value of our oil and natural gas swap contracts as of March 31, 2011, and December 31, 2010, is as follows:

Derivatives designated	Balance Sheet	Fair Value at
as hedging instruments	Location	March 31, 2011	December 31, 2010
		(In Thousands)

Natural gas swap contracts	Current assets	$-	$2,436
Oil swap contracts	Current liabilities	(12,046)	(5,208)

Total derivatives designated as hedging instruments		$(12,046)	$(2,772)

Oil and natural gas swap assets that are classified as current assets or current liabilities relate to the portion of the derivative contracts associated with hedged oil and gas production to occur over the next twelve month period. None of the oil and natural gas swap contracts contain credit risk related contingent features that would require us to post assets as collateral for contracts that are classified as liabilities. Pretax gains and losses associated with oil and gas derivative swap contracts for the three month periods ended March 31, 2011 and 2010, are summarized below:

	Three Months Ended March 31, 2011
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$1,177	$-	$1,177
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(7,854)	-	(7,854)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	277	-	277

	Three Months Ended March 31, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$5,081	$4,500	$9,581
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(1,483)	8,408	6,925
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(294)	250	(44)

In April 2011, in connection with the execution of the purchase and sale agreement whereby Maritech has agreed to sell approximately 79% of its proved reserves as of December 31, 2010, we liquidated our remaining oil hedge contracts and paid cash totaling $14.2 million to the counterparty.

NOTE F – COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the three month periods ended March 31, 2011 and 2010, is as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

Net income (loss)	$(2,515)	$5,427
Net change in derivative fair value, net of taxes of $(3,025)
and $2,576, respectively	(5,106)	4,349
Reclassification of derivative fair value into product sales
revenues, net of taxes of $438 and $(3,564), respectively	739	(6,017)
Foreign currency translation adjustment, net of taxes of
$(188) and $(536), respectively	3,484	(653)
Comprehensive income (loss)	$(3,398)	$3,106

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

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. Our board is currently evaluating the best course of action to take in response to the demand letter.

At this stage, it is impossible to predict the outcome of this proceeding or its impact upon us. We continue to believe that the allegations made in the derivative lawsuits are without merit, and we intend to seek dismissal of and vigorously defend against this lawsuit. While a successful outcome cannot be guaranteed, we do not reasonably expect this lawsuit to have a material adverse effect.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. We have finalized a joint stipulation of settlement with the EPA, whereby we are responsible for a penalty of $487,000, which was submitted to the Department of Justice and the U.S. District Court for the Western District of Tennessee. The settlement was entered into the record on April 28, 2011. We expect to pay this penalty amount during the second quarter of 2011 and expect the full amount to be covered by insurance.

NOTE H – INDUSTRY SEGMENTS

We manage our operations through five operating segments: Fluids, Offshore Services, Maritech, Production Testing, and Compressco.

Our Fluids Division manufactures and markets clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations both in the United States and in certain regions of Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities to a variety of markets outside the energy industry.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech, an oil and gas exploration, exploitation, and production segment. The Offshore Services segment provides (1) downhole and subsea oil and gas services such as well plugging and abandonment, workover, and wireline services, (2) various decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies in the decommissioning or construction of offshore oil and gas production platforms and pipelines, and (3) diving services involving conventional and saturated air diving.

The Maritech segment consists of our Maritech subsidiary, which is an oil and gas exploration, development, and production operation focused in the offshore, inland waters, and onshore U.S. Gulf Coast region. The Offshore Division’s Offshore Services segment performs a significant portion of the well plugging, abandonment, and decommissioning services required by Maritech.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides production testing services in many of the major oil and gas basins in the United States, as well as onshore basins in certain regions in Mexico, Brazil, Northern Africa, the Middle East, and other international markets.

The Compressco segment provides wellhead compression-based and other production enhancement services throughout many of the onshore producing regions of the United States, as well as certain basins in Canada, Mexico, South America, Europe, Asia, and other international locations.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$59,504	$51,255
Offshore Division
Offshore Services	935	648
Maritech	43,594	46,218
Intersegment eliminations	-	-
Total Offshore Division	44,529	46,866
Production Enhancement Division
Production Testing	-	3,610
Compressco	2,490	1,462
Total Production Enhancement Division	2,490	5,072
Consolidated	$106,523	$103,193

Services and rentals
Fluids Division	$17,826	$14,990
Offshore Division
Offshore Services	50,780	50,609
Maritech	428	381
Intersegment eliminations	(5,616)	(5,140)
Total Offshore Division	45,592	45,850
Production Enhancement Division
Production Testing	33,210	22,592
Compressco	19,394	19,268
Total Production Enhancement Division	52,604	41,860
Consolidated	$116,022	$102,700

Intersegment revenues
Fluids Division	$14	$16
Offshore Division
Offshore Services		141
Maritech	-	35
Intersegment eliminations	-	-
Total Offshore Division	-	176
Production Enhancement Division
Production Testing	-	-
Compressco	-	-
Total Production Enhancement Division	-	-
Intersegment eliminations	(14)	(192)
Consolidated	$-	$-

Total revenues
Fluids Division	$77,344	$66,261
Offshore Division
Offshore Services	51,715	51,398
Maritech	44,022	46,634
Intersegment eliminations	(5,616)	(5,140)
Total Offshore Division	90,121	92,892
Production Enhancement Division
Production Testing	33,210	26,202
Compressco	21,884	20,730
Total Production Enhancement Division	55,094	46,932
Intersegment eliminations	(14)	(192)
Consolidated	$222,545	$205,893

	Three Months Ended March 31,
	2011		2010
	(In Thousands)
Income (loss) before taxes and discontinued operations
Fluids Division	$7,249		$6,186
Offshore Division
Offshore Services	(4,376)		(2,441)
Maritech	(4,520)		8,643
Intersegment eliminations	159		491
Total Offshore Division	(8,737)		6,693
Production Enhancement Division
Production Testing	9,083		3,995
Compressco	4,005		5,096
Total Production Enhancement Division	13,088		9,091
Corporate overhead	(15,641	)(1)	(13,498	)(1)
Consolidated	$(4,041)		$8,472

	March 31,
	2011		2010
	(In Thousands)
Total assets
Fluids Division	$361,755		$382,074
Offshore Division
Offshore Services	159,806		170,568
Maritech	266,388		323,974
Intersegment eliminations	(1,643)		(1,754)
Total Offshore Division	424,551		492,788
Production Enhancement Division
Production Testing	102,216		106,566
Compressco	193,464		197,734
Total Production Enhancement Division	295,680		304,300
Corporate overhead	149,348	(2)	162,938	(2)
Consolidated	$1,231,334		$1,342,100

(1) Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2011	2010
	(In Thousands)

General and administrative expense	$10,368	$8,686
Depreciation and amortization	685	776
Interest expense	4,354	3,976
Other general corporate (income) expense, net	234	60
Total	$15,641	$13,498

(2) Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Spurred by strong crude oil pricing and a strengthening United States economic recovery, domestic oil and gas industry spending continues to increase, benefiting many of our product and service operations. As reflected by U.S. onshore rig count data for the first quarter of 2011, domestic onshore activity continues to increase, and is reflected in the performance of our Fluids and Production Testing segments, each of which reported increased revenues and earnings during the first quarter of 2011 compared to the prior year period. Partially offsetting the growth of the onshore domestic market, offshore Gulf of Mexico operations remain negatively affected by lingering regulatory uncertainty, mainly with respect to the issuance of deepwater drilling permits. Seasonally low demand for abandonment and diving services also impacted our Offshore Services segment during the first quarter of 2011. However, as a result of the issuance of NTL 2010-G05 “Idle Iron Guidance” regulations by the Bureau of Offshore Energy Management, Regulation, and Enforcement (BOEMRE) in 2010, demand for abandonment and decommissioning services in the Gulf of Mexico is expected to benefit our Offshore Services segment’s revenues and profits. Also impacting the profitability of the first quarter was Compressco, which experienced higher operating expenses that more than offset its continuing modest growth in activity levels. The most significant impact to first quarter profits, however, was Maritech, which experienced a significant decrease in profitability due to lower realized natural gas prices, excess decommissioning costs, and impairments during the period.

We continue to improve the strength of our balance sheet, which should benefit our growth strategy. Despite the continuing regulatory uncertainties that affect the operating cash flows for certain of our businesses, we continue to fund our ongoing capital expenditures with internally generated cash flows and without additional borrowings. Excluding Maritech, we expect to increase capital expenditure activity levels for all of our businesses compared to the reduced levels of the prior year. We continue to seek new markets for our existing businesses and pursue strategic acquisition opportunities. To fund this external growth, we maintain significant borrowing capacity under the terms of our existing bank revolving credit facility and have access to additional capital resources as necessary. In addition, in April 2011, Maritech entered into a purchase and sale agreement that, subject to closing scheduled in late May, will result in the sale of approximately 79% of Maritech’s proved reserves and the assumption by the purchaser of the associated decommissioning liabilities, which will result in a significant decrease in the amount of Maritech’s future retirement obligations to fund going forward. If consummated, the sale would result in the generation of approximately $222.3 million in gross proceeds, prior to purchase price adjustments, including those associated with the January 1, 2011 effective date of the sale. We anticipate using the net proceeds to continue to pursue growth opportunities for our businesses.

We are currently pursuing the formation of a master limited partnership that will provide the wellhead compression-based and other production enhancement services to the natural gas and oil industry that are currently provided by our Compressco subsidiary. Compressco Partners, L.P., our wholly-owned subsidiary, previously filed a registration statement on Form S-1 with the SEC in connection with a proposed public offering of its common units representing limited partnership interests. On April 12, 2011, Compressco Partners, L.P. filed an amendment to the registration statement on Form S-1/A. If this offering is completed, we will contribute to Compressco Partners, L.P. substantially all of the business, operations and related assets and liabilities of Compressco, Inc. and its subsidiaries, and we will own a majority interest in Compressco Partners, L.P. We will also indirectly own the general partner of Compressco Partners, L.P. and continue to operate these assets.

At the date of this report, the registration statement is not effective. The completion of the offering is subject to various conditions, including market conditions, and we can provide no assurance that it will be successfully completed. The securities offered under the registration statement may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The information in this Quarterly Report on Form 10-Q does not constitute an offer to sell or solicitation of an offer to buy nor shall there be any sale of the securities of Compressco Partners, L.P. in any state or jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state or jurisdiction.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2010. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the cost of future abandonment and decommissioning obligations. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of large portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Because the estimated fair value of our Compressco reporting unit currently exceeds its carrying value by approximately 5.4%, there is a reasonable possibility that Compressco’s goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting the estimated fair value of our Compressco reporting unit include the prices received by Compressco’s customers for natural gas production, the rate of future growth of Compressco’s business, and the need and timing of the full resumption of the fabrication of new compressor units. In addition, Compressco’s Mexico operations may continue to be disrupted by security issues in that country. The demand for Compressco’s wellhead compression services and products has been negatively affected by the current economic environment, and decreases of natural gas prices could have a further negative effect on the fair value of our Compressco reporting unit.

Results of Operations

Three months ended March 31, 2011 compared with three months ended March 31, 2010.

Consolidated Comparisons

	Three Months Ended
	March 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$222,545	$205,893	$16,652	8.1%
Gross profit	26,364	35,094	(8,730)	-24.9%
Gross profit as a percentage of revenue	11.8%	17.0%
General and administrative expense	27,762	22,777	4,985	21.9%
General and administrative expense as a percentage of revenue	12.5%	11.1%
Interest expense, net	4,191	4,028	163	4.0%
Other (income) expense, net	(1,548)	(183)	(1,365)	745.9%
Income (loss) before taxes and discontinued operations	(4,041)	8,472	(12,513)	-147.7%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-1.8%	4.1%
Provision (benefit) for income taxes	(1,529)	3,016	(4,545)	-150.7%
Income (loss) before discontinued operations	(2,512)	5,456	(7,968)	-146.0%
Loss from discontinued operations, net of taxes	(3)	(29)	26	89.7%
Net income (loss)	$(2,515)	$5,427	$(7,942)	-146.3%

Consolidated revenues for the quarter ended March 31, 2011 increased compared to the prior year period primarily due to growth in revenues from our Fluids and Production Testing segments. In particular, our Fluids segment reflected increased onshore activity, both domestically and internationally in the regions we serve. Our Production Testing segment’s increased growth was primarily due to increased domestic onshore activity. These increases were partially offset by decreased revenues from our Maritech segment as compared to the prior year period. The decrease in Maritech revenues was primarily caused by decreased realized natural gas prices, reflecting the expiration of more favorable commodity derivative contracts that were in place during 2010. Overall gross profit decreased primarily due to higher excess decommissioning costs and impairments incurred by Maritech, although Offshore Services and Compressco gross profit also decreased compared to the prior year period. These decreases were partially offset by increased gross profit from our Production Testing and Fluids segments.

Consolidated general and administrative expenses increased during the first quarter of 2011 compared to the prior year period due to approximately $1.8 million of increased employee related costs, approximately $1.0 million of increased professional fee expenses, and $2.2 million of increased bad debt expense, primarily due to the reversal of $1.3 million of bad debt expense during the prior year period. Increased office expenses, tax expenses, and general expenses were largely offset by decreased insurance expense.

Net consolidated interest expense increased slightly during the first quarter of 2011 due to decreased capitalized interest. Proceeds from the issuance of the 2010 Senior Notes were used to repay the 2004 Senior Notes in December 2010.

Consolidated other income increased during the first quarter of 2011 compared to the prior year period, primarily due to approximately $0.6 million of increased earnings from unconsolidated joint ventures, approximately $0.8 million of increased gains on sales of assets, $0.6 million of decreased minority interest expense, and approximately $0.3 million of increased hedge ineffectiveness gains in the current period. These increases were partially offset by approximately $0.9 million of decreased foreign currency gains.

Our provision (benefit) for income taxes during the first quarter of 2011 decreased to a $1.5 million benefit compared to a $3.0 million provision during the prior year period, due to our net loss for the period.

Divisional Comparisons

Fluids Division

	Three Months Ended
	March 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$77,344	$66,261	$11,083	16.7%
Gross profit	13,607	10,971	2,636	24.0%
Gross profit as a percentage of revenue	17.6%	16.6%
General and administrative expense	6,403	5,073	1,330	26.2%
General and administrative expense as a percentage of revenue	8.3%	7.7%
Interest (income) expense, net	5	19	(14)
Other (income) expense, net	(50)	(307)	257
Income before taxes and discontinued operations	$7,249	$6,186	$1,063	17.2%
Income before taxes and discontinued operations as a percentage of revenue	9.4%	9.3%

The increase in Fluids Division revenues during the first quarter of 2011 compared to the prior year period was primarily due to $8.2 million of increased product sales revenues. This increase was due to $6.6 million of increased clear brine fluids (CBFs) product sales revenues, particularly internationally. Also contributing to the increased revenues was $1.6 million of increased revenue from manufactured products, primarily from sales of increased production volumes of calcium chloride associated with our El Dorado, Arkansas, calcium chloride plant. Increased onshore domestic activity levels resulted in approximately $2.8 million of increased service revenues.

Our Fluids Division gross profit increased compared to the prior year period primarily as a result of the increased international sales of CBFs discussed above. In addition, gross profit from our chemicals manufacturing operations increased slightly compared to the prior year, although profitability of our El Dorado, Arkansas, plant continues to be negatively affected by operational inefficiencies. We continue to take steps to improve the operational efficiency of this plant, which are expected to result in improved plant performance throughout 2011. Associated with these plant operational inefficiencies, on March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, seeking to recover damages related to certain design and other services provided in connection with the construction of the El Dorado plant.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above, and despite increased administrative costs and a slight decrease in other income. Fluids Division administrative costs increased primarily due to increased professional fees and personnel-related costs.

Offshore Division

Offshore Services Segment

	Three Months Ended
	March 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$51,715	$51,398	$317	0.6%
Gross profit (loss)	(663)	1,908	(2,571)	-134.7%
Gross profit (loss) as a percentage of revenue	-1.3%	3.7%
General and administrative expense	3,726	4,347	(621)	-14.3%
General and administrative expense as a percentage of revenue	7.2%	8.5%
Interest (income) expense, net	-	-	-
Other (income) expense, net	(13)	2	(15)
(Loss) before taxes and discontinued operations	$(4,376)	$(2,441)	$(1,935)	-79.3%
(Loss) before taxes and discontinued operations as a percentage of revenue	-8.5%	-4.7%

Revenues from our Offshore Services segment increased slightly during the first quarter of 2011 compared to the prior year quarter. Increased decommissioning and diving services revenues were largely offset by decreased cutting services activity and a soft pricing environment. During 2010, the BOEMRE issued NTL 2010-G05, the “Idle Iron Guidance” regulations, which require that wells must be permanently plugged within three years of becoming uneconomic and that platforms and other infrastructure must be removed within five years of becoming uneconomic to operate. We anticipate that these new regulations will increase, perhaps significantly, the future demand for well abandonment and decommissioning services to be performed by our Offshore Services segment. We continue to capitalize on the remaining demand for well abandonment and decommissioning services for the remaining offshore properties that were damaged or destroyed by hurricanes in recent years. Still, we anticipate that levels of Offshore Services segment activity in 2011 will again be lower than the record activity levels we experienced during most of 2009. Approximately $5.6 million of Offshore Services revenues were from work performed for Maritech during the first quarter of 2011, compared to $5.1 million of such work in the prior year period. These intercompany revenues are eliminated in consolidation.

Gross profit for the Offshore Services segment during the first quarter of 2011 decreased as compared to the prior year period primarily due to decreased profitability of our cutting services and abandonment operations, and despite increased profitability of our diving services and decommissioning operations. Overall segment profitability was also affected by a lower pricing environment during the first quarter of 2011 compared to the prior year period. Due to the anticipated increased activity as a result of the “Idle Iron Guidance” regulations discussed above, we anticipate that pricing and profitability of the Offshore Services segment operations will increase going forward.

Offshore Services segment loss before taxes increased due to the decrease in gross profit described above and despite the decreased administrative expenses, which resulted primarily from decreased insurance, professional fee, and salaries and employee-related costs.

Maritech Segment

	Three Months Ended
	March 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$44,022	$46,634	$(2,612)	-5.6%
Gross profit (loss)	(4,577)	8,465	(13,042)	-154.1%
Gross profit (loss) as a percentage of revenue	-10.4%	18.2%
General and administrative expense	689	(190)	879	462.6%
General and administrative expense as a percentage of revenue	1.6%	-0.4%
Interest (income) expense, net	21	-	21
Other (income) expense, net	(767)	12	(779)
Income (loss) before taxes and discontinued operations	$(4,520)	$8,643	$(13,163)	-152.3%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-10.3%	18.5%

Maritech revenues decreased during the first quarter of 2011 compared to the prior year period due to approximately $7.3 million of decreased realized commodity prices.  Most of this decrease was associated with Maritech’s natural gas production. Maritech has hedged a portion of its expected production cash flows by entering into derivative hedge contracts, and its contracts hedging its oil production extended through 2011. However, Maritech’s hedges over its natural gas production expired at the end of 2010. Including the impact of its oil hedge contracts, Maritech reflected average realized oil prices during the first quarter of 2011 of $93.22/barrel compared to $93.89/barrel during the prior year period. Maritech’s average natural gas price received during the first quarter of 2011 was $4.25/MMBtu compared to $8.34/MMBtu average realized price received during the prior year period. Partially offsetting the decreased realized prices, production volumes increased during the current year period and resulted in $4.6 million of increased revenues. The production increases were primarily from recent development activity at Maritech’s Timbalier Bay field and from increased oil production from the East Cameron 328 field, which resumed a portion of its oil production during 2010. The remainder of the production from Maritech’s interest in the East Cameron 328 field will continue to be shut-in until replacement wells are completed. The first of these wells began producing in April 2011. In addition to the first quarter sale of approximately 12% of Maritech’s December 31, 2010 total proved reserves, in April 2011, Maritech entered into an agreement with Tana Exploration Company LLC (Tana) to sell interests in additional oil and gas properties that collectively represent approximately 79% of Maritech’s December 31, 2010, total proved reserves. Closing is expected to occur on or about May 31, 2011, subject to customary closing conditions.

Maritech gross profit decreased significantly during the first quarter of 2011 compared to the prior year period due to the decreased revenues discussed above as well as from approximately $4.8 million of increased excess decommissioning costs and $3.1 million of increased impairments as compared to the prior year period. In addition, Maritech recorded approximately $1.7 million of insurance settlement gains during the prior year period as a result of settlement and claim proceeds from Hurricane Ike damages.

Maritech pretax earnings during the first quarter of 2011 decreased significantly compared to the prior year period due to the decrease in gross profit discussed above. In addition, Maritech reported increased administrative expenses during the current year period, primarily due to the $1.3 million reversal of bad debt expense during the prior year period. Partially offsetting the impact of decreased gross profit and increased administration costs, Maritech recorded other income from gains on sales of properties during the first quarter of 2011.

Production Enhancement Division

Production Testing Segment

	Three Months Ended
	March 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$33,210	$26,202	$7,008	26.7%
Gross profit (loss)	11,992	6,208	5,784	93.2%
Gross profit (loss) as a percentage of revenue	36.1%	23.7%
General and administrative expense	4,054	2,156	1,898	88.0%
General and administrative expense as a percentage of revenue	12.2%	8.2%
Interest (income) expense, net	(35)	(3)	(32)
Other (income) expense, net	(1,110)	60	(1,170)
Income (loss) before taxes and discontinued operations	$9,083	$3,995	$5,088	127.4%
Income (loss) before taxes and discontinued operations as a percentage of revenue	27.4%	15.2%

Production Testing revenues increased during the first quarter of 2011 due to an increase of approximately $7.8 million in domestic revenues. This increase was a result of increased onshore oil and gas drilling activity domestically, as reflected by rig count data. Partially offsetting this domestic increase, international revenues decreased by approximately $0.8 million primarily due to decreased revenues associated with a South American technical management contract.

The increase in Production Testing gross profit during the first quarter of 2011 was primarily due to the increased domestic activity discussed above. Gross profit on international Production Testing operations also increased during the quarter due to increased profitability on the South American technical management contract, despite the decreased revenues from the contract.

Production Testing income before taxes increased due to the increased gross profit discussed above, as well as due to increased other income as a result of $0.6 million of decreased minority interest expense and $0.6 million of increased earnings from an unconsolidated joint venture. These increases were partially offset by increased administrative expenses primarily from increased bad debt expense during the 2011 period, particularly associated with the segment’s Libyan operations.

Compressco Segment

	Three Months Ended
	March 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$21,884	$20,730	$1,154	5.6%
Gross profit (loss)	6,619	7,822	(1,203)	-15.4%
Gross profit (loss) as a percentage of revenue	30.2%	37.7%
General and administrative expense	2,523	2,705	(182)	-6.7%
General and administrative expense as a percentage of revenue	11.5%	13.0%
Interest (income) expense, net	1	30	(29)
Other (income) expense, net	90	(9)	99
Income (loss) before taxes and discontinued operations	$4,005	$5,096	$(1,091)	-21.4%
Income (loss) before taxes and discontinued operations as a percentage of revenue	18.3%	24.6%

The increase in Compressco revenues was due to an increase of approximately $1.0 million of revenues from sales of compressor units during the first quarter of 2011 compared to the prior year period. This increase was primarily due to sales to a single domestic customer. Compressco service revenue increased by approximately $0.1 million compared to the prior year period, as increased international service revenues were largely offset by decreased domestic activity during the quarter. Increased international service revenues were realized despite decreased activity in Mexico, where Compressco continues to be negatively affected by conditions in Mexico, where customer budgetary issues and security disruptions have reduced activity levels. Compressco has reduced the fabrication of new compressor units until demand for its services increases and inventories of available units are reduced.

Compressco gross profit decreased during the first quarter of 2011 compared to the prior year period primarily due to its domestic operations, where decreased service revenues and increased operating expenses combined to hamper profitability. The increased domestic operating expenses included increased maintenance, fuel, and labor costs, including costs associated with preparing unutilized compressor units to be placed into service.

Income before taxes for Compressco decreased during the first quarter of 2011 compared to the prior year period primarily due to the decreased gross profit discussed above. Partially offsetting the decrease in gross profit, Compressco administrative expense decreased, primarily due to decreased taxes and employee related costs.

Corporate Overhead

	Three Months Ended
	March 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Gross profit (primarily depreciation expense)	$(685)	$(771)	$86	-11.2%
General and administrative expense	10,368	8,686	1,682	19.4%
Interest (income) expense, net	4,199	3,975	224
Other (income) expense, net	389	66	323
(Loss) before taxes and discontinued operations	$(15,641)	$(13,498)	$(2,143)	-15.9%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. Corporate Overhead increased during the first quarter of 2011 compared to the prior year period primarily due to increased administrative expense. Corporate administrative costs increased due to approximately $1.0 million of increased salaries and other general employee expenses, approximately $0.3 million of increased professional fee expense, and approximately $0.3 million of increased insurance and tax expenses. In addition to increased administrative expense, other expense increased primarily due to of approximately $0.7 million of increased foreign currency losses and despite approximately $0.3 million of increased gains from hedge ineffectiveness. Corporate Overhead also increased due to increased corporate interest expense during the first quarter of 2011 due to decreased capitalized interest. Proceeds from the issuance of the 2010 Senior Notes were used to repay the 2004 Senior Notes.

Liquidity and Capital Resources

In April 2011, Maritech entered into an agreement with Tana to sell, for approximately $222.3 million, its interests in oil and gas properties that collectively represent approximately 79% of Maritech’s total proved reserves and approximately $72 million of associated asset retirement obligations as of December 31, 2010. Closing is expected to occur on or about May 31, 2011, subject to customary closing conditions. The amount of net proceeds to be received will be reduced by purchase price adjustments, including those associated with the January 1, 2011 effective date of the sale. Subject to the closing of this transaction, this sale, together with sales of additional Maritech oil and gas properties completed during the first quarter of 2011, will result in the combined sales of approximately 92% of Maritech’s proved reserves as of December 31, 2010. These sales of Maritech’s oil and gas reserve assets significantly changes our liquidity position and the nature of our cash flows from operating and investing activities going forward. Under the terms of the purchase and sale agreement, Tana will assume the decommissioning liabilities associated with the sold properties, and we anticipate that the residual decommissioning liabilities associated with properties retained by Maritech will approximate $150 to $160 million. The net proceeds from this sale will further strengthen our financial position, which we anticipate using to continue our strategy of growing our businesses.

Our ongoing capital expenditure needs for the remainder of the year are expected to be increased compared to 2010, and we continue to fund these expenditures from our operating cash flows. Operating cash flows during 2011, particularly for our domestic offshore operations, have continued to be negatively affected by the current uncertain regulatory environment following the prior year events in the Gulf of Mexico. In addition, low natural gas prices have had a negative affect generally on certain of our domestic businesses. We continue to expect modest increases in our revenues and operating cash flows during 2011 compared to the prior year, and, for several of our businesses, these increases began to be realized during the first quarter.

Operating Activities

Cash flows generated by operating activities totaled approximately $30.4 million during the first quarter of 2011 compared to $51.9 million during the prior year period, a decrease of $21.5 million or 41.4%. Approximately $39.8 million of prior period operating cash flows were generated from insurance settlements and claims proceeds from a portion of Maritech’s insurance coverage related to damages suffered from Hurricane Ike during 2008. The remaining increase in operating cash flows during 2011 primarily reflects the decreased use of operating cash flows for working capital mainly as a result of the collection of federal tax refunds during the first quarter of 2011.

Operating cash flows for our offshore Gulf of Mexico operations were reduced during the first quarter of 2011 as a result of the continuing regulatory uncertainty that has followed the April 2010 Macondo oil spill in the U.S. Gulf of Mexico. Future operating cash flows, particularly for the offshore activities of our Fluids and Offshore Services segments, will also be largely dependent upon the level of oil and gas industry activity in the U.S. Gulf of Mexico region. As a result of the Macondo oil spill, regulatory requirements for offshore operators, particularly deepwater operators, have increased. Although the deepwater drilling moratorium was lifted in October 2010, the impact of regulatory uncertainty is expected to continue to negatively affect the cost and timing of offshore activities in the future, perhaps significantly. Many within the oil and gas industry are expecting further increases in regulatory requirements for all U.S. offshore drilling and production operations, particularly for deepwater projects. Operators are currently experiencing delays in permitting for deepwater as well as shallow water offshore projects. A portion of our revenues will continue to be impacted by the current regulatory environment. Following the Macondo spill and the announcement of the drilling moratorium, the U.S. Gulf of Mexico offshore rig count dropped significantly, and, while this offshore rig count has improved recently, it is still below pre-Macondo spill levels. For certain of our businesses, increased government regulations could affect us positively. However, to the extent more stringent government regulations affecting deepwater and shallow water drilling are enacted, our future revenues and operating cash flows could be negatively affected overall.

Perhaps the most significant impact affecting our operations from the newly enacted regulations following the Macondo oil spill is the new NTL 2010-G05 “Idle Iron Guidance” regulation which requires that wells must be plugged within three years of becoming uneconomic and platform and other infrastructure must be removed within five years of becoming uneconomic to operate. Previously, the requirement was to perform this work after the last well in a field was depleted. The BOEMRE identified approximately 3,500 nonproducing wells and 650 oil and gas production platforms that meet the new criteria currently. These “Idle Iron Guidance” requirements are expected to increase, possibly significantly, the future demand for the abandonment and decommissioning services of our Offshore Services segment. Also significantly affected is our Maritech subsidiary, as the new regulatory requirement has affected Maritech’s estimates for the plugging, abandonment, and decommissioning of its oil and gas properties. Although we anticipate selling a large majority of Maritech’s offshore oil and gas properties, a significant portion of Maritech’s total decommissioning liabilities will be retained and our future operating cash flow will continue to be affected by the actual timing and amount of these decommissioning expenditures.

The estimated third-party discounted fair value, including an estimated profit, of Maritech’s decommissioning liabilities as of March 31, 2011, totals $223.4 million ($239.5 million undiscounted). Following the anticipated sale of Maritech properties, we will hold approximately 8% of Maritech’s December 31, 2010, proved reserves to be sold or produced to depletion. We anticipate that our remaining decommissioning liabilities will total approximately $150 to $160 million, and approximately $100 million of the cash outflow necessary to extinguish these remaining Maritech’s decommissioning liabilities is expected to occur prior to March 31, 2012. Included in its total decommissioning liability, Maritech owns approximately 30 properties with no reserves that represent an inventory of approximately $130 million of abandonment and decommissioning work, including an estimated profit margin, to be completed over the next two years. Our Offshore Services segment is expected to perform the significant majority of this work. The amount and timing of the cash outflows associated with all of Maritech decommissioning liabilities are estimated based on expected costs, as well as on the timing of future oil and gas production and the resulting depletion of Maritech’s oil and gas reserves. Such estimates are imprecise and subject to change due to changing cost estimates, further changes to BOEMRE requirements, commodity prices, revisions of reserve estimates, and other factors.

Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. In some cases, the previous owners of the properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, which partially offsets Maritech’s future expenditures. As of March 31, 2011, Maritech’s total undiscounted decommissioning obligation is approximately $253.5 million and consists of Maritech’s total liability of $239.5 million plus $14.0 million of such contractual reimbursement arrangements with the previous owners. An additional $12.3 of such contractual reimbursement arrangements as of March 31, 2011, is classified as receivable assets related to amounts waiting to be billed and collected.

While the overall global economy continues to be difficult to predict, industry rig count and other data indicates that domestic oil and gas industry spending is increasing, spurred by the current strong pricing for crude oil and the recent trends for onshore shale gas exploitation. Demand for a large portion of our products and services is driven by oil and gas drilling and production activity, which is affected by oil and natural gas commodity pricing. In particular, our Production Testing, Compressco, and Fluids segments reported increased domestic activity levels during the last half of 2010 and the first quarter of 2011. We are anticipating similar increases in revenues and cash flows for these businesses throughout the remainder of 2011; however, these planned levels are expected to continue to be significantly below the levels generated by these businesses during the first half of 2008.

During the past two years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, debris removal, and platform construction associated with the six offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. As of March 31, 2011, Maritech has two remaining downed platforms to be removed and has begun redrilling certain wells at its East Cameron 328 field. This East Cameron 328 field represents a portion of the Maritech properties anticipated to be sold in May 2011 and the cost to redrill these East Cameron 328 wells will be included in the determination of the adjusted net sales price for these Maritech properties. The estimated cost to perform the remaining abandonment, decommissioning, debris removal, and well redrilling will be approximately $60 to $70 million net to our interest before any insurance recoveries. Due to the unique nature of the remaining work to be performed, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. Approximately $46.4 million of this amount has been accrued as part of Maritech’s decommissioning liabilities. Maritech has additional maximum remaining insurance coverage available of approximately $19.5 million, all of which relates to Hurricane Ike. Despite our confidence that the majority of the remaining abandonment, decommissioning, debris removal, and well redrilling costs up to our coverage limits will qualify as covered costs pursuant to our insurance coverage, a portion of these costs may not be reimbursed. One of the underwriters associated with our windstorm insurance coverage for Hurricane Ike damages has contested whether certain repair costs incurred are covered costs under the policy. During December 2010, we initiated legal proceedings against this underwriter in an attempt to collect the amount of claim reimbursements provided for under the policy. Also, the timing of the collection of any future reimbursements is beyond our control, and we will continue to use a significant amount of our working capital until such reimbursements are received.

Last year’s explosion and subsequent oil spill at the Macondo well evidences the general operating risks associated with offshore oil and gas activities. While we have no liability associated with this specific incident, we are subject to operating hazards normally associated with the oilfield service industry and offshore oil and gas production operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and environmental accidents. We maintain various types of business insurance that would be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including named windstorm damage, removal of debris, operator’s extra expense, control of well, and pollution and clean-up coverage. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that it submits to BOEMRE. Maritech has designated employees and third-party contracts in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities

During the first quarter of 2011, we expended $28.1 million of capital expenditures and other investing activities. This capital expenditure activity was spread among each of our operating segments. In light of uncertainties regarding our future operating cash flows for certain of our businesses, our capital expenditure plans have been, and will continue to be, reviewed carefully, and a significant amount of such capital expenditures have been deferred until activity levels increase. This restraint on capital expenditure activity may also affect future growth. In addition, the current effort to reduce our investment in Maritech includes the suspension of oil and gas property acquisition activities and the reduction of oil and gas development activities. In particular, the plan to sell a significant portion of Maritech assets pursuant to the purchase and sale agreement signed in April 2011 will significantly reduce the amount of future capital expenditure activity of our Maritech segment.

During the first quarter of 2011, our cash capital expenditures totaled approximately $19.3 million. In addition, in March 2011, we expended $1.5 million for the acquisition of a consulting service business associated with our Offshore Services segment. Approximately $4.5 million of our first quarter 2011 capital expenditures was expended by our Fluids Division, approximately $1.6 million of which related to the ongoing modification of our new calcium chloride plant facility. Our Offshore Division expended approximately $9.1 million, consisting of approximately $5.4 million of development expenditures for Maritech. In addition, the Offshore Division expended approximately $3.7 million on its Offshore Services operations for costs on its various heavy lift and dive support vessels exclusive of the March 2011 acquisition. Our Production Enhancement Division spent approximately $5.5 million, consisting of approximately $4.6 million by the Production Testing segment to replace or enhance a portion of its production testing equipment fleet and approximately $1.0 million by the Compressco segment for general infrastructure needs, along with minimal expansion of its wellhead compressor fleet. Corporate capital expenditures were approximately $0.2 million.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses; however, certain of these expenditures may be postponed or cancelled in our continuing efforts to conserve capital. We plan to expend up to $120 million on total capital expenditures during 2011. This anticipated level of capital expenditure activity would result in increased spending compared to 2010 for each of our business segments other than Maritech and Compressco. The deferral of certain capital projects, such as the replacement or upgrading of vessels in our Offshore Services fleet, could affect our ability to compete in the future. Particularly following the anticipated receipt of the net proceeds from the anticipated May 2011 sale of Maritech properties, our long-term growth strategy continues to include the pursuit of suitable acquisitions or opportunities to expand operations in oil and gas service markets. To the extent we consummate a significant acquisition transaction, our liquidity position will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Bank Credit Facilities

We have a revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of May 9, 2011, we did not have any outstanding balance on the revolving credit facility and had $12.9 million in letters of credit and guarantees against the $278 million revolving credit facility, leaving a net availability of $265.1 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions.

Under the amended credit facility agreement (the Credit Agreement), the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with the certain financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances.

The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2011. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Senior Notes

In April 2006, we issued, and sold through a private placement, $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to a Master Note Purchase Agreement dated September 2004, as supplemented as of April 18, 2006. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90% and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year.

In April 2008, we issued, and sold through a private placement, $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008-A Senior Notes bear interest at the fixed rate of 6.30% and mature on April 30, 2013. The Series 2008-B Senior Notes bear interest at the fixed rate of 6.56% and mature on April 30, 2015. Interest on the Series 2008 Senior Notes is due semiannually on April 30 and October 31 of each year.

In December 2010, we issued and sold through a private placement, $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the 2010 Senior Notes) pursuant to a Note Purchase Agreement dated September 30, 2010. The Series 2010-A Senior Notes bear interest at the fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes bear interest at the fixed rate of 5.67% and mature on December 15, 2020. Interest on the Series 2010 Senior Notes is due semiannually on June 15 and December 15 of each year.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreement and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreement and the Master Note Purchase Agreement as of March 31, 2011. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

Off Balance Sheet Arrangements

As of March 31, 2011, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation,

Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. Our board is currently evaluating the best course of action to take in response to the demand letter.

At this stage, it is impossible to predict the outcome of this proceeding or its impact upon us. We continue to believe that the allegations made in the derivative lawsuits are without merit, and we intend to seek dismissal of and vigorously defend against this lawsuit. While a successful outcome cannot be guaranteed, we do not reasonably expect this lawsuit to have a material adverse effect.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. We have finalized a joint stipulation of settlement with the EPA, whereby we are responsible for a penalty of $487,000, which was submitted to the Department of Justice and the U.S. District Court for the Western District of Tennessee. The settlement was entered into the record on April 28, 2011. We expect to pay this penalty amount during the second quarter of 2011 and expect the full amount to be covered by insurance.

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, including the pending sale of oil and gas properties and the anticipated benefits to be realized from this sale, asset recoveries, expected costs associated with damage from hurricanes and the ability to recover such costs under our insurance policies, the ability to resume operations and production from our damaged or destroyed platforms, the ability to obtain alternate sources of raw materials for certain of our calcium chloride facilities, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2010, and this Quarterly Report on Form 10-Q, and are set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In April 2011, in connection with a purchase and sale agreement to sell a significant amount of Maritech’s remaining oil and gas properties, we liquidated the derivative swap financial instruments that were designated as hedges of Maritech’s future oil production. As a result, we will be exposed to the commodity price risk associated with Maritech’s oil and natural gas production that we will continue to own following the sale. Due to the minimal amount of expected production following the sale, such commodity price risk exposure is not expected to be significant.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There has been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Jan 1 - Jan 31, 2011	37,372	(2)	$11.91	-	$14,327,000
Feb 1 - Feb 28, 2011	648	(2)	12.50	-	14,327,000
Mar 1 - Mar 31, 2011	150	(2)	13.80	-	14,327,000
Total	38,170			-	$14,327,000

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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

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

TETRA Technologies, Inc.

Date: May 9, 2011	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: May 9, 2011	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 9, 2011	By:	/s/Ben C. Chambers
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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010; (ii) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the three months ended March 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.