Form 10-Q
period 2011-06-30
TETRA TECHNOLOGIES INC
filed 2011-08-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 5, 2011, there were 77,179,949 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Product sales	$105,290	$113,915	$211,813	$217,108
Services and rentals	129,824	127,703	245,846	230,403
Total revenues	235,114	241,618	457,659	447,511

Cost of revenues:
Cost of product sales	82,686	71,327	159,704	136,259
Cost of services and rentals	79,678	76,824	161,449	145,857
Depreciation, depletion, amortization, and accretion	36,937	45,635	74,329	82,469
Total cost of revenues	199,301	193,786	395,482	364,585
Gross profit	35,813	47,832	62,177	82,926

General and administrative expense	29,006	24,955	56,768	47,732
Interest expense, net	4,085	4,238	8,276	8,266
(Gain) loss on sale of assets	(59,577)	157	(60,309)	250
Other (income) expense, net	14,745	(2,056)	13,929	(2,332)
Income before taxes and discontinued operations	47,554	20,538	43,513	29,010
Provision for income taxes	17,031	6,903	15,502	9,919
Income before discontinued operations	30,523	13,635	28,011	19,091
Loss from discontinued operations, net of taxes	(54)	(75)	(57)	(104)
Net income	30,469	13,560	27,954	18,987
Net (income) loss attributable to noncontrolling interest	(95)	-	(95)	-
Net income attributable to TETRA stockholders	$30,374	$13,560	$27,859	$18,987

Basic net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.40	$0.18	$0.36	$0.25
Loss from discontinued operations attributable to
TETRA stockholders	(0.00)	(0.00)	(0.00)	(0.00)
Net income attributable to TETRA stockholders	$0.40	$0.18	$0.36	$0.25
Average shares outstanding	76,579	75,491	76,415	75,434

Diluted net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.39	$0.18	$0.36	$0.25
Loss from discontinued operations attributable to
TETRA stockholders	(0.00)	(0.00)	(0.00)	(0.00)
Net income attributable to TETRA stockholders	$0.39	$0.18	$0.36	$0.25
Average diluted shares outstanding	78,315	76,857	77,985	76,819

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$323,774	$65,360
Restricted cash	102	360
Trade accounts receivable, net of allowances for doubtful
accounts of $2,591 in 2011 and $2,590 in 2010	161,082	162,405
Inventories	94,945	104,305
Derivative assets	-	2,436
Deferred tax asset	32,575	29,685
Oil and gas properties held for sale	9,215	-
Prepaid expenses and other current assets	22,568	50,387
Total current assets	644,261	414,938

Property, plant, and equipment
Land and building	76,994	79,368
Machinery and equipment	445,450	482,677
Automobiles and trucks	46,315	43,492
Chemical plants	157,637	176,853
Oil and gas producing assets (successful efforts method)	-	761,449
Construction in progress	22,689	15,677
Total property, plant, and equipment	749,085	1,559,516
Less accumulated depreciation and depletion	(281,968)	(819,646)
Net property, plant, and equipment	467,117	739,870

Other assets:
Goodwill	99,132	99,005
Patents, trademarks and other intangible assets, net of accumulated
amortization of $21,512 in 2011 and $21,499 in 2010	13,246	13,024
Deferred tax assets	12	899
Other assets	27,184	31,892
Total other assets	139,574	144,820
Total assets	$1,250,952	$1,299,628

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$50,931	$55,555
Accrued liabilities	78,129	83,804
Decommissioning and other asset retirement obligations, net	89,390	72,265
Derivative liabilities	-	5,208
Total current liabilities	218,450	216,832

Long-term debt, net	305,035	305,035
Deferred income taxes	59,677	46,789
Decommissioning and other asset retirement obligations, net	55,135	200,550
Other liabilities	11,047	14,099
Total long-term liabilities	430,894	566,473
Commitments and contingencies

Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 78,843,704 shares issued at June 30, 2011,
and 77,825,398 shares issued at December 31, 2010	788	778
Additional paid-in capital	210,558	203,044
Treasury stock, at cost; 1,696,989 shares held at June 30, 2011,
and 1,533,653 shares held at December 31, 2010	(9,836)	(8,382)
Accumulated other comprehensive income	9,483	1,107
Retained earnings	347,635	319,776
Total TETRA stockholders' equity	558,628	516,323
Noncontrolling interest	42,980	-
Total equity	601,608	516,323
Total liabilities and equity	$1,250,952	$1,299,628

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$27,954	$18,987
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	61,795	72,542
Impairments of long-lived assets	12,534	9,927
Provision (benefit) for deferred income taxes	9,754	(1,217)
Stock compensation expense	3,140	3,055
Provision (benefit) for doubtful accounts	974	(1,302)
(Gain) loss on sale of property, plant, and equipment	(60,309)	250
Non-cash income from sold hedge derivatives	-	(11,161)
Other non-cash charges and credits	19,997	2,370
Proceeds from insurance settlements	-	39,772
Changes in operating assets and liabilities:
Accounts receivable	597	(1,802)
Inventories	11,812	12,445
Prepaid expenses and other current assets	28,952	(557)
Trade accounts payable and accrued expenses	(17,608)	(19,672)
Decommissioning liabilities	(43,572)	(33,796)
Operating activities of discontinued operations	35	(380)
Other	3,859	993
Net cash provided by operating activities	59,914	90,454

Investing activities:
Purchases of property, plant, and equipment	(36,284)	(33,866)
Business combinations	(1,500)	-
Proceeds from sale of property, plant, and equipment	187,384	353
Other investing activities	(4,929)	(303)
Net cash provided by (used in) investing activities	144,671	(33,816)

Financing activities:
Proceeds from long-term debt	-	35
Proceeds from exercise of stock options	2,245	732
Proceeds from issuance of Compressco Partners' common units,
net of underwriters' discount	50,234	-
Compressco Partners' offering costs	(2,038)	-
Excess tax benefit from exercise of stock options	1,394	250
Net cash provided by financing activities	51,835	1,017

Effect of exchange rate changes on cash	1,994	(1,822)

Increase in cash and cash equivalents	258,414	55,833
Cash and cash equivalents at beginning of period	65,360	33,394
Cash and cash equivalents at end of period	$323,774	$89,227

Supplemental cash flow information:
Interest paid	$9,073	$9,007
Income taxes paid (refunded)	(16,138)	25,391

Supplemental disclosure of non-cash investing activities:
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	$1,810	$4,447

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company focused on completion fluids and services, production testing, wellhead compression, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We were incorporated in Delaware in 1981. We are composed of five reporting segments organized into three divisions – Fluids, Offshore, and Production Enhancement. Included in our Offshore Division is our Maritech segment, an oil and gas exploration and production business that sold approximately 95% of its proved oil and gas reserves in the first eight months of 2011, and whose continuing operations consist primarily of the ongoing well plugging, abandonment, and decommissioning associated with its remaining offshore production platforms. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of June 30, 2011, reflects the assignment during March 2011 of restricted cash to the landowner of one of our former Fluids Division leased facility locations related to agreed repairs to be expended at the facility.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of June 30, 2011, and December 31, 2010, are as follows:

	June 30, 2011	December 31, 2010
	(In Thousands)

Finished goods	$67,964	$75,874
Raw materials	3,611	5,103
Parts and supplies	22,361	22,457
Work in progress	1,009	871
Inventories	$94,945	$104,305

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Number of weighted average common
shares outstanding	76,578,565	75,491,288	76,415,527	75,433,742
Assumed exercise of stock options	1,736,132	1,366,009	1,569,904	1,385,443
Average diluted shares outstanding	78,314,697	76,857,297	77,985,431	76,819,185

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2011, we used the average market price of our common stock of $13.09. For the three months ended June 30, 2011 and 2010, the calculations of the average diluted shares outstanding excludes the impact of 1,733,435 and 2,110,024 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the six months ended June 30, 2011 and 2010, the calculations of the average diluted shares outstanding excludes the impact of 1,783,096 and 2,130,597 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at June 30, 2011, was approximately $319.9 million compared to a carrying amount of approximately $305.0 million, as current rates are more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt. We have not calculated or disclosed recurring fair value measurements of non-financial assets and non-financial liabilities.

During the second quarter of 2011, in connection with the sale of substantially all of our Maritech oil and gas producing properties, we liquidated our derivative contracts by paying $14.2 million to the counterparty. For further discussion see Note F – Hedge Contracts.

During the second quarter of 2011, Maritech recorded impairment charges of approximately $9.2 million associated with its remaining oil and gas properties. Throughout the first six months of 2011, Maritech sold approximately 92% of its oil and gas reserves as of December 31, 2010, and is seeking to sell its remaining properties at current market values. Accordingly, all of Maritech’s remaining oil and gas properties as of June 30, 2011, have been reclassified to oil and gas properties held for sale and their net book values have been adjusted to fair value less cost to sell. Fair values are estimated based on current market prices being received for these properties’ expected future production cash flows, using forward oil and natural gas pricing data from published sources. Because such published forward pricing data was applied to estimated oil and gas reserve volumes based on our internally prepared reserve estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

A summary of the nonrecurring fair value measurements discussed above as of June 30, 2011 and 2010, using the fair value hierarchy is as follows:

		Fair Value Measurements as of
	June 30, 2011 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable	Unobservable	Year-to-Date
	Value as of	or Liabilities	Inputs	Inputs	Impairment
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Oil and gas properties	$9,215	$-	$-	$9,215	$12,534
Total	$9,215				$12,534

		Fair Value Measurements as of
	June 30, 2010 Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair	Identical Assets	Observable	Unobservable	Year-to-Date
	Value as of	or Liabilities	Inputs	Inputs	Impairment
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Oil and gas properties	$8,460	$-	$-	$8,460	$8,859
Other properties	2,415	-	-	2,415	1,068
Total	$10,875				$9,927

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

On May 31, 2011, Maritech completed the sale of approximately 79% of its proved oil and gas reserves as of December 31, 2010, to Tana Exploration Company LLC (Tana), a subsidiary of TRT Holdings, Inc. (TRT), pursuant to a Purchase and Sale Agreement dated April 1, 2011. The sale was made to Tana for a base purchase price of $222.3 million. At the closing of the sale, Tana assumed approximately $72.7 million of associated asset retirement obligations, and Maritech received $173.3 million cash, representing the base purchase price less $11.1 million that was prepaid in April 2011 and purchase price adjustments, including those adjustments reflecting cash flows subsequent to the January 1, 2011, effective date. The proceeds are subject to additional post-closing adjustments. As a result of the sale, we recorded a consolidated gain on sale of assets of $58.2 million. Due to Maritech’s continuing efforts to sell its remaining oil and gas properties, all of Maritech’s remaining oil and gas properties have been reclassified to oil and gas properties held for sale, and their net book values have been adjusted to fair value. In connection with the sale of Maritech oil and gas producing properties, during the second quarter of 2011, we charged to general and administrative expenses approximately $2.7 million of employee retention and incentive benefits paid in connection with these sales.

In August 2011, Maritech sold an additional remaining oil and gas property in exchange for the purchaser assuming the associated decommissioning liability. The sold property represents approximately 3% of Maritech’s yearend oil and gas reserves.

On July 20, 2011, we acquired a new heavy lift derrick barge (which we have named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully revolving crane. The vessel was purchased from Wison (Nantong) Heavy Industry Co., Ltd. and Nantong MLC Tongbao Shipbuilding Co., Ltd. for $62.8 million. Approximately $20.8 million of the purchase price is held in certain escrow accounts and will be released to the sellers in accordance with the terms of the purchase agreement, less the value of any claims we have under the purchase agreement. The amount of remaining cash in escrow will be included in restricted cash on our consolidated balance sheet until the final release of escrow cash on April 30, 2014. The vessel was recently completed under our supervision in Nantong, China, and is in the process of being transported to the Gulf of Mexico, where it will undergo final outfitting and sea trials.

NOTE C – COMPRESSCO PARTNERS, L.P. INITIAL PUBLIC OFFERING

On June 20, 2011, our subsidiary, Compressco Partners, L.P. (Compressco Partners), completed the initial public offering of 2,670,000 of its common units (representing a 17.3% limited partner interest) in exchange for $53.4 million of gross proceeds (the Offering). As a result of the Offering, our ownership in Compressco Partners was reduced to 82.7%, including common units, subordinated units and a 2% general partner interest. In connection with the Offering, certain of our wholly owned subsidiaries, including Compressco Partners GP Inc. (the General Partner), contributed substantially all of our Compressco segment’s natural gas wellhead compression-based production enhancement service business, operations, and related assets and liabilities into Compressco Partners and its wholly owned subsidiaries. In exchange, Compressco Partners issued to us 6,026,757 common units (representing a 39.0% limited partner interest), 6,273,970 subordinated units (representing a 40.7% limited partner interests), an aggregate 2.0% notional general partner interest, and incentive distribution rights. Also, certain directors, executive officers, and other employees of the General Partner were then issued 157,870 restricted units (representing a 1.0% limited partner interest) granted pursuant to a long-term incentive plan. The issuance of the 2,670,000 common units in the Offering, at a $20 per unit Offering Price, resulted in Compressco Partners receiving $53.4 million of gross proceeds, $32.2 million of which was distributed to us to repay an intercompany loan balance. Approximately $10.5 million of the Offering proceeds was used to satisfy Offering expenses, including underwriters’ discount and approximately $7.3 million that was paid to us by Compressco Partners  to reimburse us for costs we incurred on their behalf. The contribution transactions described above represent transactions between entities under common control. Consequently, the contributed assets were recorded at our carrying value.

Also pursuant to the Offering, the underwriters received an option whereby they could purchase 400,500 common units at the $20 per unit Offering Price. At July 15, 2011, this underwriters’ option expired unexercised, resulting in the additional 400,500 units being issued to us. As a result, our ownership of Compressco Partners increased to 83.2%

The contribution of the majority of the operations and related assets and liabilities of our Compressco segment were effected pursuant to the terms of a Contribution, Conveyance and Assumption Agreement (the Contribution Agreement). Compressco Partners’ is to be governed by the First Amended and Restated Agreement of Limited Partnership (the Partnership Agreement). The Partnership Agreement requires Compressco Partners to distribute all of its available cash, as defined in the Partnership Agreement, to the common units, the subordinated units, the 2% general partner interest, and the incentive distribution rights in accordance with the terms of the Partnership Agreement. The Partnership Agreement also provides for the management of Compressco Partners by the General Partner. The reimbursement of direct and indirect costs incurred by us or the General Partner in providing personnel and services on behalf of Compressco Partners, as well as other transactions between us and Compressco Partners, is governed by the terms of an Omnibus Agreement between us and Compressco Partners.

Following the Offering, as of June 30, 2011, the 17.3% portion of Compressco Partners then owned by public unitholders is reflected as a noncontrolling interest in our consolidated financial statements.

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2011	December 31, 2010
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2015	$-	$-
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
Partnership line of credit facility	June 24, 2015	-	-
European bank credit facility		-	-
Other		35	35
Total long-term debt		305,035	305,035
Less current portion		-	-
Long-term debt, net		$305,035	$305,035

On June 24, 2011, Compressco Partners entered into a new $20.0 million revolving credit facility agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all obligations under the revolving credit facility are guaranteed by all of Compressco Partners’ existing and future, direct and indirect, domestic subsidiaries. All obligations under the Partnership Credit Agreement are secured, subject to certain exceptions, by a first lien security interest in substantially all of Compressco Partners’ and its subsidiaries’ assets (excluding real property) and all of the capital stock of the existing and future subsidiaries of Compressco Partners (with some limitations). The Partnership Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The facility is available for letters of credit (at a sublimit of $5.0 million) and includes a $20.0 million uncommitted expansion feature. The Partnership Credit Agreement will be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as it is not in default, Compressco Partners may use its credit facility to fund its quarterly distributions at the option of the board of directors of the General Partner. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of June 30, 2011, there is no balance outstanding under the Partnership Credit Agreement.

NOTE E – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

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

The changes in the asset retirement obligations during the three month and six month periods ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,
	2011	2010
	(In Thousands)

Beginning balance as of March 31	$230,834	$236,418
Activity in the period:
Accretion of liability	1,264	1,350
Retirement obligations incurred	-	-
Revisions in estimated cash flows	16,045	4,902
Settlement of retirement obligations	(103,618)	(26,523)
Ending balance as of June 30	$144,525	$216,147

	Six Months Ended June 30,
	2011	2010
	(In Thousands)
Beginning balance as of December 31 of
the preceding year	$272,815	$224,110
Activity in the period:
Accretion of liability	3,158	2,698
Retirement obligations incurred	-	-
Revisions in estimated cash flows	25,809	22,184
Settlement of retirement obligations	(157,257)	(32,845)
Ending balance as of June 30	$144,525	$216,147

Revisions in estimated cash flows for the three months and six months ended June 30, 2011, are primarily related to the retained Maritech property assets. Settlements of retirement obligations during the three months and six months ended June 30, 2011, include approximately $72.7 million and $118.7 million, respectively, of obligations associated with oil and gas properties sold by Maritech during the periods. In August 2011, Maritech sold an additional oil and gas property, which will result in the further reduction of asset retirement obligations by an additional $3.3 million.

NOTE F – HEDGE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to specific transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facilities and the variable rate credit facility of Compressco Partners, to the extent we have debt outstanding, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables from companies in the energy industry. In addition, we have market risk exposure in the sales prices we receive for the remainder of our oil and gas production. Our financial risk management activities may involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. Prior to the execution of the purchase and sale agreement in April 2011 pursuant to which we sold substantially all of our remaining Maritech oil and gas properties in May 2011, we utilized cash flow commodity hedge transactions to reduce our exposure related to the volatility of oil and gas prices. For these and other hedge contracts, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, our strategies for undertaking various hedge transactions, and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment, or forecasted transaction. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As indicated below, these cash flow commodity hedge contracts were liquidated in the second quarter of 2011.

Derivative Hedge Contracts

In April 2011, in connection with the execution of the purchase and sale agreement pursuant to which Maritech agreed to sell approximately 79% of its proved reserves as of December 31, 2010, we liquidated our remaining oil hedge contracts and paid cash totaling $14.2 million to the counterparty. Therefore, as of June 30, 2011, we had no remaining cash flow hedging swap contracts outstanding associated with our Maritech subsidiary’s oil or gas production.

Pretax gains and losses associated with oil and gas derivative swap contracts for the three month and six month periods ended June 30, 2011 and 2010, are summarized below:

Three Months Ended June 30, 2011
Derivative Swap Contracts	Oil	Natural Gas	Total
(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$-	$-	$-
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	-	-	-
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(14,224)	-	(14,224)

	Three Months Ended June 30, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$4,858	$7,725	$12,583
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(11,097)	1,371	(9,726)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	419	(35)	384

	Six Months Ended June 30, 2011
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$1,177	$-	$1,177
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(7,854)	-	(7,854)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(13,947)	-	(13,947)

	Six Months Ended June 30, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$9,939	$12,225	$22,164
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(9,320)	(7,287)	(16,607)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	125	215	340

NOTE G – EQUITY

Changes in equity for the three month and six month periods ended June 30, 2011 and 2010, are as follows:

	Three Months Ended June 30,
	2011			2010
	(In Thousands)
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
Beginning balance for the period	$517,353	$-	$517,353	$581,650	$-	$581,650
Comprehensive income:
Net income	30,374	95	30,469	13,560	-	13,560
Changes in commodity derivatives, net of
taxes of $4,165 and $(1,206), respectively	7,030	-	7,030	(2,035)	-	(2,035)
Foreign currency translation adjustment, net of
taxes of $(582) and $(1,112), respectively	2,229	-	2,229	(1,650)	-	(1,650)
Comprehensive income	39,633	95	39,728	9,875	-	9,875
Exercise of common stock options	491	-	491	365	-	365
Issuance of Compressco Partners common
units, net of offering costs	-	42,885	42,885	-	-	-
Purchases of treasury stock and other	(684)	-	(684)	(81)	-	(81)
Stock based compensation	1,303	-	1,303	1,505	-	1,505
Tax benefit upon exercise of stock options	532	-	532	126	-	126
Ending balance as of June 30,	$558,628	$42,980	$601,608	$593,440	$-	$593,440

	Six Months Ended June 30,
	2011			2010
	(In Thousands)
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
Beginning balance for the period	$516,323	$-	$516,323	$576,494	$-	$576,494
Comprehensive income:
Net income	27,859	95	27,954	18,987	-	18,987
Changes in commodity derivatives, net of
taxes of $1,578 and $(2,194), respectively	2,663	-	2,663	(3,703)	-	(3,703)
Foreign currency translation adjustment, net of
taxes of $(770) and $(1,648), respectively	5,713	-	5,713	(2,303)	-	(2,303)
Comprehensive income	36,235	95	36,330	12,981	-	12,981
Exercise of common stock options	2,805	-	2,805	784	-	784
Issuance of Compressco Partners common
units, net of offering costs	-	42,885	42,885	-	-	-
Purchases of treasury stock and other	(1,269)	-	(1,269)	(123)	-	(123)
Stock based compensation	3,140	-	3,140	3,055	-	3,055
Tax benefit upon exercise of stock options	1,394	-	1,394	249	-	249
Ending balance as of June 30	$558,628	$42,980	$601,608	$593,440	$-	$593,440

NOTE H – COMMITMENTS AND CONTINGENCIES

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. We have reached an agreement in principle to settle the plaintiffs’ claims. The parties are finalizing the settlement papers for filing with the Court, and the Court has set a preliminary hearing on August 22, 2011. The settlement is subject to Court approval.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. We have finalized a joint stipulation of settlement with the EPA, whereby we are responsible for a penalty of $487,000, which was submitted to the Department of Justice and the U.S. District Court for the Western District of Tennessee. The settlement was entered into the record on April 28, 2011. The penalty amount was paid during May 2011 and we expect the full amount to be covered by insurance.

NOTE I – INDUSTRY SEGMENTS

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

The Maritech segment consists of our Maritech subsidiary, which is an oil and gas exploration, development, and production operation focused in the offshore, inland waters, and onshore U.S. Gulf Coast region. As a result of certain sales transactions during the first eight months of 2011, including the May 31, 2011, sale of a significant portion of Maritech’s oil and gas properties, Maritech has sold approximately 95% of its proved reserves as of December 31, 2010. Maritech’s remaining operations consist primarily of the ongoing well plugging, abandonment, and decommissioning associated with its remaining offshore production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides production testing services in many of the major oil and gas basins in the United States, as well as onshore basins in certain regions in Mexico, Brazil, Northern Africa, the Middle East, and other international markets.

The Compressco segment provides wellhead compression-based and other production enhancement services throughout many of the onshore producing regions of the United States, as well as certain basins in Canada, Mexico, South America, Europe, Asia, and other international locations. Beginning June 20, 2011, following Compressco Partners’ initial public offering, we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$68,430	$62,599	$127,934	$113,854
Offshore Division
Offshore Services	1,192	499	2,127	1,147
Maritech	33,155	49,576	76,749	95,794
Intersegment eliminations	-	-	-	-
Total Offshore Division	34,347	50,075	78,876	96,941
Production Enhancement Division
Production Testing	-	-	-	3,610
Compressco	2,513	1,241	5,003	2,703
Total Production Enhancement Division	2,513	1,241	5,003	6,313
Consolidated	$105,290	$113,915	$211,813	$217,108

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
Revenues from external customers
Services and rentals
Fluids Division	$20,365	$16,714	$38,191	$31,704
Offshore Division
Offshore Services	86,060	84,839	136,840	135,448
Maritech	227	759	655	1,140
Intersegment eliminations	(28,421)	(18,156)	(34,037)	(23,296)
Total Offshore Division	57,866	67,442	103,458	113,292
Production Enhancement Division
Production Testing	31,738	24,342	64,948	46,934
Compressco	19,813	19,205	39,207	38,473
Total Production Enhancement Division	51,551	43,547	104,155	85,407
Corporate overhead	42	-	42	-
Consolidated	$129,824	$127,703	$245,846	$230,403

Intersegment revenues
Fluids Division	$34	$16	$48	$32
Offshore Division
Offshore Services	3	63	3	204
Maritech	-	-	-	35
Intersegment eliminations	-	-	-	-
Total Offshore Division	3	63	3	239
Production Enhancement Division
Production Testing	1	4	1	4
Compressco	-	-	-	-
Total Production Enhancement Division	1	4	1	4
Intersegment eliminations	(38)	(83)	(52)	(275)
Consolidated	$-	$-	$-	$-

Total revenues
Fluids Division	$88,829	$79,329	$166,173	$145,590
Offshore Division
Offshore Services	87,255	85,401	138,970	136,799
Maritech	33,382	50,335	77,404	96,969
Intersegment eliminations	(28,421)	(18,156)	(34,037)	(23,296)
Total Offshore Division	92,216	117,580	182,337	210,472
Production Enhancement Division
Production Testing	31,739	24,346	64,949	50,548
Compressco	22,326	20,446	44,210	41,176
Total Production Enhancement Division	54,065	44,792	109,159	91,724
Corporate overhead	42	-	42	-
Intersegment eliminations	(38)	(83)	(52)	(275)
Consolidated	$235,114	$241,618	$457,659	$447,511

Income before taxes and discontinued operations
Fluids Division	$11,545		$10,191		$18,794		$16,377
Offshore Division
Offshore Services	13,577		14,269		9,201		11,828
Maritech	38,523		1,044		34,003		9,687
Intersegment eliminations	1,588		81		1,747		572
Total Offshore Division	53,688		15,394		44,951		22,087
Production Enhancement Division
Production Testing	5,988		3,020		15,071		7,015
Compressco	3,809		5,037		7,814		10,133
Total Production Enhancement Division	9,797		8,057		22,885		17,148
Corporate overhead	(27,476	)(1)	(13,104	)(1)	(43,117	)(1)	(26,602	)(1)
Consolidated	$47,554		$20,538		$43,513		$29,010

	June 30,
	2011		2010
Total assets	(In Thousands)
Fluids Division	$384,744		$381,485
Offshore Division
Offshore Services	167,749		177,656
Maritech	30,775		308,292
Intersegment eliminations	(55)		(1,674)
Total Offshore Division	198,469		484,274
Production Enhancement Division
Production Testing	97,675		101,997
Compressco	218,020		197,487
Total Production Enhancement Division	315,695		299,484
Corporate overhead	352,044	(2)	171,779	(2)
Consolidated	$1,250,952		$1,337,022

(1)  Amounts reflected include the following general corporate expenses:
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In Thousands)
General and administrative expense	$8,282	$9,083	$18,650	$17,769
Depreciation and amortization	729	727	1,414	1,503
Interest expense	4,140	4,303	8,494	8,279
Other general corporate (income) expense, net	14,325	(1,009)	14,559	(949)
Total	$27,476	$13,104	$43,117	$26,602
(2)  Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We continue to take strategic steps to respond to the increasing demand for our products and services. The domestic oil and gas industry continues to increase its demand for services, as reflected by the eight consecutive quarters of increasing domestic rig counts. Most of this domestic growth has been onshore and includes continued strong activity in shale fields, where our Fluids segment has continued to capitalize on the increasing demand for frac water services. Our Production Testing segment also has seen significant domestic growth as a result of increased activity. In addition to growing these domestic businesses, we also continue to pursue international growth opportunities, capitalizing on escalating activity in the regions we serve. In June 2011, our Compressco Partners, L.P. subsidiary completed its initial public offering, issuing approximately 17% of its common units to the public for $53.4 million gross proceeds. Compressco Partners intends to continue growing its business, both organically and through acquisitions. To better serve the Gulf of Mexico decommissioning market, in July 2011, we purchased a heavy lift derrick barge with a 1,600-metric-ton lift capacity, fully-revolving crane. With this heavy lift vessel, which we expect to place into service in the Gulf of Mexico during the fourth quarter of 2011, our Offshore Services segment will significantly increase its heavy lift capacity and enable us for the first time to serve customers with heavier structures in the Gulf of Mexico. Lastly, to fund our growth initiatives and to increase our focus on our service operations, during the second quarter of 2011, Maritech sold a significant portion of its yearend proved reserves to Tana Exploration Company LLC (Tana).

Each of our segments, with the exception of Maritech, reported increased revenues during the second quarter of 2011 compared to the prior year period. In particular, our Fluids and Production Testing segments each reported significant revenue increases, primarily due to increased onshore and international activity. Offshore Fluids segment activity levels continue to be hampered by the uncertain regulatory environment following the 2010 Macondo accident. Despite high activity levels, our Offshore Services segment reported decreased profitability due to decreased diving services profits. Our Compressco segment also reported decreased profitability, primarily due to increased domestic operating expenses. Excluding the net gain reported from sales of oil and gas producing properties, Maritech’s profitability dropped significantly during the second quarter compared to the prior year period, primarily due to increased impairments and excess decommissioning expenses. Maritech’s remaining decommissioning liabilities total $136.9 million, and the significant majority of this decommissioning and abandonment work is planned during the next two year period. Overall consolidated earnings during the current year quarter were increased compared to the prior year period, due to the gain on the sale of Maritech properties and despite the hedge ineffectiveness loss upon liquidation of the associated swap derivatives that previously hedged Maritech production cash flows.

With approximately $323.8 million of consolidated cash as of June 30, 2011, significant borrowing capacity under the terms of our existing bank revolving credit facilities, and the potential to access additional capital resources, we have significant capacity to fund our plans for future growth. Consolidated cash as of June 30, 2011, includes approximately $19.3 million held by our Compressco Partners subsidiary that is available solely for its plans for growth and operating needs. The heavy lift barge we purchased in July 2011 utilized $62.8 million of available cash, excluding the costs of transportation, outfitting, and inspection of the vessel. We expect to increase capital expenditure activity levels for 2011 for all of our businesses, except Maritech, compared to the reduced levels of the past year. We continue to seek new markets and new product development for our existing businesses and pursue strategic acquisition opportunities.

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

Results of Operations

Three months ended June 30, 2011 compared with three months ended June 30, 2010.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$235,114	$241,618	$(6,504)	-2.7%
Gross profit	35,813	47,832	(12,019)	-25.1%
Gross profit as a percentage of revenue	15.2%	19.8%
General and administrative expense	29,006	24,955	4,051	16.2%
General and administrative expense as
a percentage of revenue	12.3%	10.3%
Interest expense, net	4,085	4,238	(153)	-3.6%
(Gain) loss on sale of assets	(59,577)	157	(59,734)
Other (income) expense, net	14,745	(2,056)	16,801
Income before taxes and discontinued operations	47,554	20,538	27,016	131.5%
Income before taxes and discontinued operations as
a percentage of revenue	20.2%	8.5%
Provision for income taxes	17,031	6,903	10,128	146.7%
Income before discontinued operations	30,523	13,635	16,888	123.9%
Loss from discontinued operations, net of taxes	(54)	(75)	21
Net income	30,469	13,560	16,909	124.7%
Net (income) attributable to noncontrolling interest	(95)	-	(95)
Net income attriubtable to TETRA stockholders	$30,374	$13,560	$16,814	124.0%

Consolidated revenues for the quarter ended June 30, 2011, decreased compared to the prior year period primarily due to a reduction in revenues from our Maritech segment, which sold approximately 95% of its yearend proved oil and gas reserves during the first eight months of the year. These sales of oil and gas properties will significantly reduce Maritech segment revenues going forward, and Maritech continues to seek buyers for its remaining producing properties. In addition, although our Offshore Services segment recorded increased revenues, an increased amount of this activity was performed for Maritech and eliminated in consolidation, thereby contributing to decreased consolidated Offshore Division revenues. Each of our Fluids, Production Testing, and Compressco segments reflected increased activity as compared to the prior year period. Our Fluids segment’s increased revenues were primarily due to increased manufactured chemicals and international CBF sales, which more than offset decreased domestic offshore activity due to continuing regulatory uncertainty. Growth in both of our Production Testing and Compressco segments was primarily due to increased domestic activity. Overall gross profit decreased primarily due to higher excess decommissioning costs and impairments incurred by Maritech, although Offshore Services and Compressco gross profit also decreased compared to the prior year period. These decreases were partially offset by increased gross profit from our Production Testing and Fluids segments.

Consolidated general and administrative expenses increased during the second quarter of 2011 compared to the prior year period due to approximately $2.7 million of increased employee-related costs, primarily related to employee retention and incentive benefits paid in connection with the sale of Maritech properties. In addition, general and administrative expenses increased due to approximately $0.4 million of increased professional fee expenses and $0.7 million of increased insurance and other general expenses during the current year period. These increases were partially offset by decreased office expense.

Net consolidated interest expense decreased slightly during the second quarter of 2011 as compared to the prior year period due to increased capitalized interest during the period. Proceeds from the issuance of the 2010 Senior Notes were used to repay the 2004 Senior Notes in December 2010.

During the second quarter of 2011, Maritech oil and gas property sales generated approximately $58.2 million of consolidated net gains. In addition, our Offshore Services segment generated an additional $1.6 million of gain from the sale of certain equipment assets.

Consolidated other expense increased during the second quarter of 2011 compared to the prior year period, primarily due to approximately $14.6 million of increased hedge ineffectiveness loss during the current year period that was realized upon the liquidation of commodity swap derivatives that previously hedged Maritech’s production cash flows. Other expense also increased due to approximately $1.5 million of decreased foreign currency gains.

Our provision for income taxes during the second quarter of 2011 increased due to increased earnings compared to the prior year period.

Divisional Comparisons

Fluids Division

	Three Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$88,829	$79,329	$9,500	12.0%
Gross profit	18,778	15,369	3,409	22.2%
Gross profit as a percentage of revenue	21.1%	19.4%
General and administrative expense	7,363	5,684	1,679	29.5%
General and administrative expense as
a percentage of revenue	8.3%	7.2%
Interest (income) expense, net	26	(5)	31
Other (income) expense, net	(156)	(501)	345
Income before taxes and discontinued operations	$11,545	$10,191	$1,354	13.3%
Income before taxes and discontinued operations as
a percentage of revenue	13.0%	12.8%

The increase in Fluids Division revenues during the second quarter of 2011 compared to the prior year period was primarily due to $5.8 million of increased product sales revenues. This increase in product sales revenues was due to $8.5 million of increased revenue from our chemicals operations. This increase in chemicals operations revenues is primarily attributed to increased sales of calcium chloride products, particularly in Europe, although our domestic production and sales volumes increased also. This increase in chemical product sales revenues was partially offset by approximately $2.6 million of decreased sales of clear brine fluids (CBFs). This decrease in CBF sales was due to decreased domestic activity that more than offset the increased international sales. Domestic offshore activity levels continue to be decreased as a result of the uncertain regulations governing offshore drilling activities following the April 2010 Macondo accident. Increased onshore domestic activity levels resulted in approximately $3.7 million of increased service revenues, including increased revenues from frac water services.

Our Fluids Division gross profit increased compared to the prior year period, primarily as a result of improved efficiencies at our El Dorado, Arkansas, plant. In addition, during the prior year period, we reflected certain startup costs associated with the El Dorado plant, which began operations in late 2009. We continue to take steps to improve the operational efficiency of this plant, which are expected to continue to result in improved plant performance during the remainder of 2011. Associated with these plant operational inefficiencies, on March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, seeking to recover damages related to certain design and other services provided in connection with the construction of the El Dorado plant. Partially offsetting the increased gross profit from the El Dorado plant, gross profit from sales of CBFs decreased during the second quarter of 2011 compared to the prior year period, due to the decrease in domestic activity levels as discussed above.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and despite increased administrative costs and a decrease in other income. Fluids Division administrative costs increased primarily due to increased professional fees and personnel-related costs.

Offshore Division

Offshore Services Segment

	Three Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$87,255	$85,401	$1,854	2.2%
Gross profit	16,433	18,334	(1,901)	-10.4%
Gross profit as a percentage of revenue	18.8%	21.5%
General and administrative expense	4,093	4,010	83	2.1%
General and administrative expense as
a percentage of revenue	4.7%	4.7%
Interest (income) expense, net	-	1	(1)
Other (income) expense, net	(1,237)	54	(1,291)
Income before taxes and discontinued operations	$13,577	$14,269	$(692)	-4.8%
Income before taxes and discontinued operations
as a percentage of revenue	15.6%	16.7%

Revenues from our Offshore Services segment increased during the second quarter of 2011 compared to the prior year quarter. Increased offshore well abandonment and decommissioning revenues were largely offset by decreased diving services and cutting services activity and a softer pricing environment. In addition, during May 2011, we sold our onshore abandonment operations, although this sale is not expected to significantly reduce our revenues in the future. During 2010, the BOEMRE issued NTL 2010-G05, the “Idle Iron Guidance” regulations, which require that wells located in Federal waters must be permanently plugged within three years of becoming uneconomic and that platforms and other infrastructure must be removed within five years of becoming uneconomic to operate. We anticipate that these new regulations will increase the future demand for well abandonment and decommissioning services to be performed by our Offshore Services segment. In July 2011, we purchased a new heavy lift derrick barge (which we have named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully-revolving crane.

With this vessel, which we expect to place into service in the Gulf of Mexico during the fourth quarter of 2011, our Offshore Services segment will significantly increase its heavy lift capacity and enable us to better serve the important Gulf of Mexico decommissioning market and now enable us to serve customers with heavier structures in the Gulf of Mexico. Still, we anticipate that levels of Offshore Services segment activity in 2011 will again be lower than the record activity levels we experienced during 2009. Approximately $28.5 million of Offshore Services revenues was from work performed for Maritech during the second quarter of 2011, compared to $18.2 million of such work in the prior year period. These intercompany revenues are eliminated in consolidation. Despite the sale of Maritech’s oil and gas producing properties, a significant amount of abandonment and decommissioning work remains for Maritech going forward.

Gross profit for the Offshore Services segment during the second quarter of 2011 decreased as compared to the prior year period, primarily due to decreased profitability of our diving services operations, and despite increased profitability of our offshore well abandonment and decommissioning operations. A portion of the decrease in gross profit was also caused by approximately $1.8 million of due diligence and inspection costs incurred during the second quarter of 2011 associated with the new heavy lift derrick barge we purchased in July 2011. Overall segment profitability was also affected by a lower pricing environment for diving services during the second quarter of 2011 compared to the prior year period. Due to the anticipated increased activity as a result of the “Idle Iron Guidance” regulations discussed above, we anticipate that pricing and profitability for many of the Offshore Services segment operations will increase going forward.

Offshore Services income before taxes decreased due to the decrease in gross profit described above and due to increased administrative expenses. These decreases were partially offset by the increase in other income, which was primarily generated from the sale of onshore abandonment operations during the second quarter of 2011.

Maritech Segment

	Three Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$33,382	$50,335	$(16,953)	-33.7%
Gross profit	(14,737)	2,332	(17,069)	-731.9%
Gross profit as a percentage of revenue	-44.1%	4.6%
General and administrative expense	3,338	1,349	1,989	147.4%
General and administrative expense as
a percentage of revenue	10.0%	2.7%
Interest (income) expense, net	(1)	(61)	60
Other (income) expense, net	(56,597)	-	(56,597)
Income before taxes and discontinued operations	$38,523	$1,044	$37,479	3,589.9%
Income before taxes and discontinued operations
as a percentage of revenue	115.4%	2.1%

Maritech revenues decreased significantly during the second quarter of 2011 compared to the prior year period due to approximately $15.2 million of decreased revenues from decreased production volumes following the sales of oil and gas producing properties during the first half of 2011. In particular, the May 31, 2011 sale of oil and gas properties to Tana resulted in the sale of approximately 79% of Maritech’s December 31, 2010 proved reserves. In addition, during the first quarter and in August of 2011, Maritech sold an aggregate of approximately 15% of its December 31, 2010 proved reserves in additional sales transactions. These decreased production volumes occurred despite recent production increases at the Timbalier Bay and East Cameron 328 fields, properties that were included in the sale to Tana. In addition to the decreased production volumes, revenues decreased $1.2 million during the second quarter of 2011 compared to the prior year period due to decreased realized oil and gas prices during the period compared to the prior year period. Maritech had previously hedged a portion of its expected production cash flows by entering into derivative hedge contracts with terms that extended through 2011. Maritech’s hedges over its natural gas production expired at the end of 2010. However, in connection with the planned sale of a significant portion of its oil and gas producing properties to Tana, Maritech liquidated its remaining derivative hedge contracts in April 2011. Accordingly, Maritech reflected average realized oil prices during the second quarter of 2011 of $116.40/barrel compared to $99.26/barrel during the prior year period. Maritech’s average natural gas price received during the second quarter of 2011 was $4.40/MMBtu compared to $8.43/MMBtu average realized price received during the prior year period. Other revenues decreased $0.5 million during the second quarter of 2011 compared to the prior year period. Following the above mentioned sales of producing properties, Maritech revenues are expected to be minimal going forward.

Maritech gross profit decreased significantly during the second quarter of 2011 compared to the prior year period due to the decreased revenues discussed above. The impact of decreased operating expenses and depletion expense due to the sale of producing properties was largely offset by approximately $13.0 million of increased excess decommissioning costs and $0.3 million of increased impairments as compared to the prior year period. The increased excess decommissioning costs were associated with asset retirement obligations on nonproductive properties retained by Maritech.

Maritech income before taxes during the second quarter of 2011 increased significantly compared to the prior year period due to the recording of the net gain of $56.6 million ($58.2 million consolidated) on the sales of oil and gas properties during the period. This net gain was partially offset by the decrease in gross profit discussed above, as well as increased administrative expenses during the current year period. The increased administrative expenses were primarily caused by retention and incentive compensation associated with the sale of Maritech properties.

Production Enhancement Division

Production Testing Segment

	Three Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$31,739	$24,346	$7,393	30.4%
Gross profit	9,065	4,510	4,555	101.0%
Gross profit as a percentage of revenue	28.6%	18.5%
General and administrative expense	2,935	2,014	921	45.7%
General and administrative expense as
a percentage of revenue	9.2%	8.3%
Interest (income) expense, net	-	(5)	5
Other (income) expense, net	142	(519)	661
Income before taxes and discontinued operations	$5,988	$3,020	$2,968	98.3%
Income before taxes and discontinued operations
as a percentage of revenue	18.9%	12.4%

Production Testing revenues increased during the second quarter of 2011 compared to the prior year period primarily due to an increase of approximately $7.6 million in domestic revenues. This increase was a result of increased onshore oil and gas drilling activity domestically, as reflected by rig count data. Partially offsetting this domestic increase, international revenues decreased by approximately $0.2 million primarily due to decreased revenues associated with a South American technical management contract.

The increase in Production Testing gross profit during the second quarter of 2011 was primarily due to the increased domestic activity discussed above. Gross profit on international operations also increased during the quarter due to increased activity in Mexico and Brazil.

Production Testing income before taxes increased due to the increased gross profit discussed above, but was partially offset by increased administrative expenses and decreased other income. Administrative expenses increased primarily due to increased salaries and employee-related costs. Other income decreased mainly due to decreased earnings from an unconsolidated joint venture.

Compressco Segment

	Three Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$22,326	$20,446	$1,880	9.2%
Gross profit	6,925	7,944	(1,019)	-12.8%
Gross profit as a percentage of revenue	31.0%	38.9%
General and administrative expense	2,994	2,815	179	6.4%
General and administrative expense as
a percentage of revenue	13.4%	13.8%
Interest (income) expense, net	(4)	5	(9)
Other (income) expense, net	126	87	39
Income before taxes and discontinued operations	$3,809	$5,037	$(1,228)	-24.4%
Income before taxes and discontinued operations
as a percentage of revenue	17.1%	24.6%

The increase in Compressco revenues during the second quarter of 2011 compared to the prior year period was due to an increase of approximately $1.3 million of revenues from sales of compressor units and parts. This increase was primarily due to sales to a single domestic customer. Compressco service revenue increased by approximately $0.6 million compared to the prior year period, due to increased domestic demand for compression services. International service revenues were flat during the second quarter of 2011 compared to the prior year period. Although activity levels in Mexico are expected to increase going forward, Compressco was negatively affected by conditions in Mexico during the current year quarter compared to the prior year period, as customer budgetary issues and security disruptions have reduced activity levels. Compressco has reduced the fabrication of new compressor units until demand for its services increases and inventories of available units are reduced.

Despite the increased revenues, Compressco gross profit decreased during the second quarter of 2011 compared to the prior year period primarily due to its domestic operations, where increased operating expenses have hampered profitability. The increased domestic operating expenses included increased fuel, repair and maintenance, and field labor costs. In addition, conditions in Mexico have also contributed to lower gross profit compared to the prior year period.

Income before taxes for Compressco decreased during the second quarter of 2011 compared to the prior year period primarily due to the decreased gross profit discussed above. In addition, Compressco administrative expenses increased, primarily due to increased allocated employee-related costs.  As a consequence of the June 20, 2011, initial public offering by Compressco Partners, administrative expenses for the Compressco segment will increase as a result of the allocation of the portion of our corporate administrative expenses associated with Compressco Partners’ activities pursuant to the Omnibus Agreement with Compressco Partners.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Gross profit (primarily depreciation expense)	$(686)	$(737)	$51	6.9%
General and administrative expense	8,283	9,083	(800)	-8.8%
Interest (income) expense, net	4,065	4,303	(238)	-5.5%
Other (income) expense, net	14,442	(1,019)	15,461
Income (loss) before taxes and discontinued
operations	$(27,476)	$(13,104)	$(14,372)	-109.7%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are generally not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners, L.P. subsidiary, beginning on the June 20, 2011, closing date of the initial public offering, we have begun allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead increased significantly during the second quarter of 2011 compared to the prior year period due to increased other expenses, primarily due to approximately $14.3 million of increased hedge ineffectiveness losses that were mostly due to the April 2011 liquidation of the remaining commodity derivative swap agreements that previously were designated as hedges of Maritech production cash flows. Other expenses also increased due to approximately $0.8 million of decreased foreign currency gains. Partially offsetting the increase in other expense, corporate administrative costs decreased due to approximately $0.9 million of decreased professional fee expenses, approximately $0.1 million of decreased salaries and other general employee expenses, and approximately $0.2 million of decreased office expenses. These decreases were partially offset by approximately $0.5 million of increased insurance expense. In addition, corporate interest expense decreased during the second quarter of 2011 due to increased capitalized interest.

Six months ended June 30, 2011 compared with six months ended June 30, 2010.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$457,659	$447,511	$10,148	2.3%
Gross profit	62,177	82,926	(20,749)	-25.0%
Gross profit as a percentage of revenue	13.6%	18.5%
General and administrative expense	56,768	47,732	9,036	18.9%
General and administrative expense as
a percentage of revenue	12.4%	10.7%
Interest expense, net	8,276	8,266	10	0.1%
(Gain) loss on sale of assets	(60,309)	250	(60,559)
Other (income) expense, net	13,929	(2,332)	16,261
Income before taxes and discontinued operations	43,513	29,010	14,503	50.0%
Income before taxes and discontinued operations as
a percentage of revenue	9.5%	6.5%
Provision for income taxes	15,502	9,919	5,583	56.3%
Income before discontinued operations	28,011	19,091	8,920	46.7%
Loss from discontinued operations, net of taxes	(57)	(104)	47
Net income	27,954	18,987	8,967	47.2%
Net (income) attributable to noncontrolling interest	(95)	-	(95)
Net income attributable to TETRA stockholders	$27,859	$18,987	$8,872	46.7%

Consolidated revenues for the six months ended June 30, 2011 increased compared to the prior year period primarily due to growth in revenues from each of our segments, other than Maritech. In particular, revenues from our Fluids segment increased during the current year period due to increased international CBF sales activity in the regions we serve as well as increased domestic calcium chloride sales activity. Our Production Testing segment’s increased growth was due to increased domestic onshore activity. Our Compressco and Offshore Services segments also reported increased activity as well. These increases were partially offset by decreased revenues from our Maritech segment as compared to the prior year period. The decrease in Maritech revenues was primarily caused by the May 2011 sale of a significant portion of Maritech producing properties, which when combined with the impact of other property sales during the first eight months of this year, has resulted in Maritech selling approximately 95% of its proved oil and gas reserves as of December 31, 2010. Overall gross profit decreased primarily due to higher excess decommissioning costs and impairments incurred by Maritech, although Offshore Services and Compressco gross profit also decreased compared to the prior year period. These decreases were partially offset by increased gross profit from our Production Testing and Fluids segments.

Consolidated general and administrative expenses increased during the first six months of 2011 compared to the prior year period due to approximately $4.5 million of increased employee-related costs, a large portion of which was associated with retention and incentive benefits paid related to the sale of Maritech properties. In addition, general and administrative expenses also increased due to approximately $1.4 million of increased professional fee expenses, and $2.3 million of increased bad debt expense, primarily due to the reversal of $1.3 million of bad debt expense during the prior year period. In addition, insurance, taxes, and other general expenses increased by approximately $0.8 million.

Net consolidated interest expense increased very slightly during the first six months of 2011, as the impact from issuing the 2010 Senior Notes to repay the 2004 Senior Notes in December 2010 was offset by decreased capitalized interest during the current year period.

Consolidated gains on sales of assets increased significantly during the first six months of 2011, primarily due to the sale of Maritech oil and gas producing properties, particularly the May 2011 sale of properties to Tana, which resulted in a consolidated net gain on sales of properties of approximately $58.2 million.

Consolidated other expense increased during the first six months of 2011 compared to the prior year period, primarily due to an approximately $14.6 million increase of hedge ineffectiveness expenses, due to the $14.2 million charge to expense upon the liquidation of commodity derivative swap contracts in connection with the decision to sell Maritech oil and gas producing properties. In addition, current year other income includes $2.4 million of decreased foreign currency gains compared to the prior year period. These increases in other expense were partially offset by approximately $0.9 million of increased earnings from unconsolidated joint ventures and $0.6 million of increased minority interest income.

Our provision for income taxes during the first six months of 2011 increased due to our increased earnings during the current year period compared to the prior year period.

Divisional Comparisons

Fluids Division

	Six Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$166,173	$145,590	$20,583	14.1%
Gross profit	32,385	26,340	6,045	22.9%
Gross profit as a percentage of revenue	19.5%	18.1%
General and administrative expense	13,766	10,757	3,009	28.0%
General and administrative expense as
a percentage of revenue	8.3%	7.4%
Interest (income) expense, net	30	13	17
Other (income) expense, net	(205)	(807)	602
Income before taxes and discontinued operations	$18,794	$16,377	$2,417	14.8%
Income before taxes and discontinued operations as
a percentage of revenue	11.3%	11.2%

The increase in Fluids Division revenues during the first six months of 2011 compared to the prior year period was primarily due to $14.1 million of increased product sales revenues. This increase was due to $4.0 million of increased clear brine fluids (CBFs) product sales revenues, as increased activity internationally, particularly in Brazil, more than offset a decrease in domestic activity. Domestic offshore activity levels continue to be decreased as a result of the uncertain regulations governing offshore drilling activities following the April 2010 Macondo accident. Also contributing to the increased revenues was $10.6 million of increased sales of calcium chloride associated with our El Dorado, Arkansas, calcium chloride plant. In addition, European calcium chloride sales revenues also increased compared to the prior year period. Increased onshore domestic activity levels resulted in approximately $6.5 million of increased service revenues, including increased revenues from frac water services.

Our Fluids Division gross profit increased compared to the prior year period, primarily as a result of the increased gross profit from our chemicals manufacturing operations, both in Europe and from our El Dorado, Arkansas, plant, which continues to improve the efficiency of its operations. In addition, during the prior year period, we reflected certain startup costs associated with the El Dorado plant, which began operations in late 2009. We will continue to take steps to improve the operational efficiency of this plant, which are expected to result in improved plant performance throughout the remainder of 2011. Associated with these plant operational inefficiencies, on March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, seeking to recover damages related to certain design and other services provided in connection with the construction of the El Dorado plant. In addition to the increased gross profit from our chemicals manufacturing operations, sales of CBFs also generated increased gross profit, as the increased international activity discussed above more than offset decreased profitability domestically.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above, and despite increased administrative costs and a decrease in other income. Fluids Division administrative costs increased mainly due to increased professional fees and personnel-related costs.

Offshore Division

Offshore Services Segment

	Six Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$138,970	$136,799	$2,171	1.6%
Gross profit	15,770	20,242	(4,472)	-22.1%
Gross profit as a percentage of revenue	11.3%	14.8%
General and administrative expense	7,819	8,356	(537)	-6.4%
General and administrative expense as
a percentage of revenue	5.6%	6.1%
Interest (income) expense, net	-	1	(1)
Other (income) expense, net	(1,250)	57	(1,307)
Income before taxes and discontinued operations	$9,201	$11,828	$(2,627)	-22.2%
Income before taxes and discontinued operations
as a percentage of revenue	6.6%	8.6%

Revenues from our Offshore Services segment increased during the first half of 2011 compared to the prior year quarter. Increased offshore well abandonment and decommissioning revenues were largely offset by decreased cutting services and diving services activity and a softer pricing environment. In addition, during May 2011, we sold our onshore abandonment operations, although this sale is not expected to significantly reduce our revenues in the future. During 2010, the BOEMRE issued NTL 2010-G05, the “Idle Iron Guidance” regulations, which require that wells located in Federal waters must be permanently plugged within three years of becoming uneconomic and that platforms and other infrastructure must be removed within five years of becoming uneconomic to operate. We anticipate that these new regulations will increase the future demand for well abandonment and decommissioning services to be performed by our Offshore Services segment. In July 2011, we purchased a new heavy lift derrick barge (which we named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully-revolving crane. With this vessel, which we expect to place into service in the Gulf of Mexico during the fourth quarter of 2011, our Offshore Services segment will significantly increase its heavy lift capacity and enable us to better serve the important Gulf of Mexico decommissioning market and now enable us to serve customers with heavier structures in the Gulf of Mexico. Still, we anticipate that levels of Offshore Services segment activity in 2011 will again be lower than the record activity levels we experienced during 2009. Approximately $34.1 million of Offshore Services revenues were from work performed for Maritech during the first six months of 2011, compared to $23.3 million of such work in the prior year period. These intercompany revenues are eliminated in consolidation. Despite the sale of Maritech’s oil and gas producing properties, a significant amount of abandonment and decommissioning work remains for Maritech going forward.

Gross profit for the Offshore Services segment during the first six months of 2011 decreased as compared to the prior year period primarily due to decreased profitability of our cutting services and diving services operations despite increased profitability of our decommissioning operations. A portion of the decrease in gross profit was caused by approximately $2.3 million of due diligence and inspection costs incurred during the second quarter of 2011 associated with the new heavy lift derrick barge we purchased in July 2011. Overall segment profitability was also affected by a lower pricing environment during the first six months of 2011 compared to the prior year period. Due to the anticipated increased activity as a result of the “Idle Iron Guidance” regulations discussed above, we anticipate that pricing and profitability of many of the Offshore Services segment operations will increase going forward.

Offshore Services segment income before taxes decreased due to the decrease in gross profit described above despite the decreased administrative expenses, which resulted primarily from decreased insurance and salaries and employee-related costs. The decreased gross profit also more than offset the increase in other income, which was primarily generated from the sale of onshore abandonment operations during the second quarter of 2011.

Maritech Segment

	Six Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$77,404	$96,969	$(19,565)	-20.2%
Gross profit	(19,314)	10,797	(30,111)	-278.9%
Gross profit as a percentage of revenue	-25.0%	11.1%
General and administrative expense	4,027	1,158	2,869	247.8%
General and administrative expense as
a percentage of revenue	5.2%	1.2%
Interest (income) expense, net	20	(52)	72
Other (income) expense, net	(57,364)	4	(57,368)
Income before taxes and
discontinued operations	$34,003	$9,687	$24,316	251.0%
Income (loss) before taxes and discontinued
operations as a percentage of revenue	43.9%	10.0%

Maritech revenues decreased during the first half of 2011 compared to the prior year period, primarily due to the sale of the significant majority of Maritech’s oil and gas producing properties. In addition to the first quarter sale of approximately 12% of Maritech’s December 31, 2010 total proved reserves, on May 31, 2011, Maritech completed the sale to Tana of additional oil and gas properties that collectively represent approximately 79% of Maritech’s December 31, 2010, total proved reserves. In August 2011, Maritech entered into an additional sale of approximately 3% of its total proved reserves. Primarily as a result of these sales and despite increased production at its Timbalier Bay and East Cameron 328 fields prior to their sale, decreased production volumes resulted in decreased revenues of approximately $10.2 million. In addition to the impact of decreased production, Maritech revenues decreased approximately $8.9 million due to decreased realized commodity prices.  Most of this decrease was associated with Maritech’s natural gas production. Maritech had previously hedged a portion of its expected production cash flows by entering into derivative hedge contracts and its contracts hedging its oil production extended through 2011. However, Maritech’s hedges over its natural gas production expired at the end of 2010. In April 2011, in connection with the planned sale of oil and gas producing properties to Tana, we liquidated the oil derivative hedge contracts. As a result, beginning April 2011, Maritech’s remaining oil and gas production cash flows are no longer hedged. Including the impact of its oil hedge contracts through March 2011, Maritech reflected average realized oil prices during the first six months of 2011 of $102.02/barrel compared to $96.61/barrel during the prior year period. Maritech’s average natural gas price received during the first six months of 2011 was $4.34/MMBtu compared to the $8.38/MMBtu average realized price received during the prior year period. Following the above mentioned sales of producing properties, Maritech revenues are expected to be minimal going forward.

Maritech gross profit decreased significantly during the first six months of 2011 compared to the prior year period due to the decreased revenues discussed above as well as from approximately $18.2 million of increased excess decommissioning costs and $3.7 million of increased impairments as compared to the prior year period. In addition, Maritech recorded approximately $1.7 million of insurance settlement gains during the prior year period as a result of settlement and claim proceeds from Hurricane Ike damages.

Maritech income before taxes during the first six months of 2011 increased significantly compared to the prior year period despite the decrease in gross profit discussed above, due to approximately $57.4 million ($59.3 million consolidated) of net gains on sales of properties during the current year period associated with the above described sales of producing properties. Partially offsetting this increase in gain on sale was the increase in administrative expenses during the current year period, primarily due to increased administrative expenses from retention and incentive compensation associated with the sale of Maritech properties. In addition, administrative expense during the prior year period included a $1.0 million reversal of bad debt expense.

Production Enhancement Division

Production Testing Segment

	Six Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$64,949	$50,548	$14,401	28.5%
Gross profit	21,057	10,718	10,339	96.5%
Gross profit as a percentage of revenue	32.4%	21.2%
General and administrative expense	6,989	4,171	2,818	67.6%
General and administrative expense as
a percentage of revenue	10.8%	8.3%
Interest (income) expense, net	(36)	(8)	(28)
Other (income) expense, net	(967)	(460)	(507)
Income before taxes and discontinued operations	$15,071	$7,015	$8,056	114.8%
Income before taxes and discontinued operations
as a percentage of revenue	23.2%	13.9%

Production Testing revenues increased during the first six months of 2011 due to an increase of approximately $15.3 million in domestic revenues. This increase was a result of increased onshore oil and gas drilling activity domestically, as reflected by rig count data. This increase was partially offset by $0.9 million of decreased international revenues despite increased activity in Mexico and Brazil and due to decreased revenues associated with a South American technical management contract.

The increase in Production Testing gross profit during the first six months of 2011 was primarily due to the increased domestic activity discussed above. Gross profit on international Production Testing operations also increased during the six month period due to increased profitability on the South American technical management contract, despite the decreased revenues from the contract.

Production Testing income before taxes increased due to the increased gross profit discussed above, as well as due to increased other income as a result of $0.6 million of increased earnings from an unconsolidated joint venture. These increases were partially offset by increased administrative expenses primarily from increased bad debt expense during the 2011 period, particularly associated with the segment’s Libyan operations. Administrative expenses also increased due to increased salary and employee-related expenses and increased professional service expenses.

Compressco Segment

	Six Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$44,210	$41,176	$3,034	7.4%
Gross profit	13,544	15,766	(2,222)	-14.1%
Gross profit as a percentage of revenue	30.6%	38.3%
General and administrative expense	5,517	5,520	(3)	-0.1%
General and administrative expense as
a percentage of revenue	12.5%	13.4%
Interest (income) expense, net	(3)	33	(36)
Other (income) expense, net	216	80	136
Income before taxes and discontinued operations	$7,814	$10,133	$(2,319)	-22.9%
Income before taxes and discontinued operations
as a percentage of revenue	17.7%	24.6%

The increase in Compressco revenues was due to an increase of approximately $2.3 million of revenues from sales of compressor units and parts during the first six months of 2011 compared to the prior year period. This increase was primarily due to sales of compressor units to a single domestic customer. Compressco service revenue increased by approximately $0.8 million compared to the prior year period due to increased domestic demand for compression services. The increase in domestic service revenues was partially offset by decreased international service revenues, due to decreased activity in Mexico. Compressco continues to be negatively affected by conditions in Mexico, where customer budgetary issues and security disruptions have reduced activity levels. Compressco has reduced the fabrication of new compressor units until demand for its services increases and inventories of available units are reduced.

Compressco gross profit decreased during the first six months of 2011 compared to the prior year period primarily due to its domestic operations, where increased operating expenses hampered profitability. The increased domestic operating expenses included increased maintenance, fuel, and labor costs, including costs associated with preparing unutilized compressor units to be placed into service.

Income before taxes for Compressco decreased during the first six months of 2011 compared to the prior year period, primarily due to the decreased gross profit discussed above. Compressco administrative expenses were flat compared to the prior year period. As a consequence of the June 20, 2011 Offering, administrative expenses for the Compressco segment will increase as a result of the allocation of the portion of our corporate administrative expenses associated with Compressco Partners’ activities pursuant to the Omnibus Agreement with Compressco Partners.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Gross profit (primarily depreciation expense)	$(1,373)	$(1,509)	$136	9.0%
General and administrative expense	18,649	17,769	880	5.0%
Interest (income) expense, net	8,265	8,278	(13)	-0.2%
Other (income) expense, net	14,830	(954)	15,784
Income (loss) before taxes and discontinued
operations	$(43,117)	$(26,602)	$(16,515)	-62.1%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are generally not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners, L.P. subsidiary, beginning on the June 20, 2011, closing date of the Offering, we have begun allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead increased significantly during the first six months of 2011 compared to the prior year period, primarily due to increased other expense which resulted from approximately $14.3 million of increased hedge ineffectiveness loss. This increased hedge ineffectiveness loss was due to the April 2011 liquidation of hedge derivative contracts, following the planned sale of a significant portion of Maritech oil and gas producing properties, which resulted in a $14.2 million charge to corporate other expense for hedge ineffectiveness. In addition, other expense increased due to approximately $1.4 million of decreased foreign currency gains. Corporate administrative costs increased due to approximately $0.9 million of increased salaries and other general employee expenses, approximately $0.8 million of increased insurance and tax expenses, and approximately $0.1 million of increased general expenses. These increases were partially offset by approximately $0.5 million of decreased professional fee expenses and $0.3 million of decreased office expenses.

Liquidity and Capital Resources

In May 2011, Maritech completed the sale of a significant portion of its oil and gas producing properties to Tana in exchange for Tana’s assumption of the associated asset retirement obligations and payment of approximately $173.3 million cash at closing in addition to the approximately $11.1 million that was paid at the signing of the purchase and sale agreement. The properties sold to Tana collectively represent approximately 79% of Maritech’s total proved reserves and approximately $72 million of associated asset retirement obligations as of December 31, 2010. Maritech’s remaining asset retirement obligation is approximately $136.9 million as of June 30, 2011, and well abandonment and platform decommissioning activities will continue to be a significant use of our cash provided from operations going forward. Still, these sales of Maritech’s oil and gas reserve assets significantly changes our liquidity position and the nature of our cash flows from operating and investing activities going forward. The net proceeds from this sale will further strengthen our financial position, which we anticipate using to continue our strategy of growing our remaining businesses.

In June 2011, our Compressco Partners subsidiary completed its initial public offering. Net of expenses of the Offering, approximately $48.2 million was generated, including $32.2 million which Compressco Partners distributed to us to repay certain intercompany note balances. Following the Offering, we will continue to consolidate Compressco Partners as part of our Compressco segment in our consolidated financial statements; however, separate cash balances are now maintained by Compressco Partners to satisfy its operating requirements as well as to fund the quarterly distributions pursuant to its partnership agreement. We entered into an Omnibus Agreement with Compressco Partners, under which we will provide and be compensated for personnel and services reasonably necessary to manage the operations of Compressco Partners. To provide additional funding for its operating cash flow requirements, Compressco Partners entered into a $20.0 million bank line of credit agreement.

As a result of the above transactions, our consolidated cash has increased to $323.8 million as of June 30, 2011. Approximately $19.3 million of this consolidated cash is held by our Compressco Partners subsidiary for its operating and capital expenditure needs and is not available for our purposes. In July 2011, our Offshore Services segment purchased a heavy lift barge for $62.8 million. In addition to this significant investment, our other ongoing capital expenditure needs for the remainder of the year are expected to be increased compared to 2010, and we continue to fund these expenditures from our available cash, operating cash flows, or from the proceeds from asset sales. Operating cash flows during 2011, particularly for our domestic offshore operations, have continued to be negatively affected by the current uncertain regulatory environment following the prior year events in the Gulf of Mexico. However, excluding the impact from the sale of Maritech’s oil and gas producing properties, we expect the increases in our revenues and operating cash flows experienced during the first half of 2011 to continue for the remainder of the year.

Operating Activities

Cash flows generated by operating activities totaled approximately $59.9 million during the first six months of 2011 compared to $90.5 million during the prior year period, a decrease of $30.5 million or 33.8%. Approximately $39.8 million of prior period operating cash flows were generated from insurance settlements and claims proceeds from a portion of Maritech’s insurance coverage related to damages suffered from Hurricane Ike during 2008. The remaining increase in operating cash flows during 2011 primarily reflects the decreased use of operating cash flows for working capital mainly as a result of the collection of federal tax refunds during the first quarter of 2011.

Operating cash flows for our offshore Gulf of Mexico operations were reduced during the first six months of 2011 as a result of the continuing regulatory uncertainty that has followed the April 2010 Macondo oil spill in the U.S. Gulf of Mexico. Future operating cash flows for the offshore activities of our Fluids and Offshore Services segments will also be largely dependent upon the level of offshore oil and gas industry activity in the U.S. Gulf of Mexico region. As a result of the Macondo oil spill, regulatory requirements for offshore operators, particularly deepwater operators, have increased. Although the deepwater drilling moratorium was lifted in October 2010, the impact of regulatory uncertainty is expected to continue to negatively affect the cost and timing of offshore activities in the future, perhaps significantly. Many within the oil and gas industry are expecting further increases in regulatory requirements for all U.S. offshore drilling and production operations, particularly for deepwater projects. Operators are currently experiencing delays in permitting for deepwater as well as shallow water offshore projects.

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

Perhaps the most significant impact affecting our operations from the regulations enacted after the Macondo oil spill is the NTL 2010-G05 “Idle Iron Guidance” regulation, which requires that wells must be plugged within three years of becoming uneconomic and platform and other infrastructure must be removed within five years of becoming uneconomic to operate. Previously, the requirement was to perform this work after the last well in a field was depleted. The BOEMRE identified approximately 3,500 nonproducing wells and 650 oil and gas production platforms that meet the new criteria currently. These “Idle Iron Guidance” requirements are expected to increase the future demand for the abandonment and decommissioning services of our Offshore Services segment. Also significantly affected by these requirements is our Maritech subsidiary, as the new requirements have affected Maritech’s estimates for the plugging, abandonment, and decommissioning of its remaining oil and gas properties. Despite the sale of substantially all of Maritech’s oil and gas reserves, Maritech’s total remaining decommissioning liabilities are significant and our future operating cash flow will continue to be affected by the actual timing and amount of these decommissioning expenditures.

As of June 30, 2011, and following the sale of substantially all of Maritech’s producing oil and gas properties, the estimated third-party discounted fair value, including an estimated profit, of Maritech’s decommissioning liabilities totals $136.9 million ($137.2 million undiscounted). Approximately $89.4 million of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liabilities is expected to occur prior to June 30, 2012. An additional $3.3 million of decommissioning liabilities was assumed by the purchaser of an additional oil and gas producing property sold by Maritech in August 2011. Maritech’s remaining decommissioning liabilities relate primarily to approximately 30 properties with no reserves, which represent an inventory of approximately $130.0 million of abandonment and decommissioning work, including an estimated profit margin, to be completed over the next two years. Our Offshore Services segment is expected to perform the significant majority of this work. The amount and timing of the cash outflows associated with all of Maritech’s remaining decommissioning liabilities are estimated based on expected costs and project scheduling. Such estimates are imprecise and subject to change due to changing cost estimates, further changes to BOEMRE requirements, and other factors.

In some cases, the previous owners of the properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, which partially offsets Maritech’s future expenditures. Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. As of June 30, 2011, Maritech’s total undiscounted decommissioning obligation is approximately $146.5 million and consists of Maritech’s total liability of $137.2 million plus $9.3 million of such contractual reimbursement arrangements with the previous owners. An additional $12.0 of such contractual reimbursement arrangements as of June 30, 2011, is classified as receivable assets related to amounts waiting to be invoiced and collected.

While the overall global economy continues to be difficult to predict, industry rig count and other data indicates that domestic oil and gas industry spending is increasing, spurred by the current strong pricing for crude oil and the recent trends for onshore shale exploitation. Demand for a large portion of our products and services is driven by oil and gas drilling and production activity, which is affected by oil and natural gas commodity pricing. In particular, our Production Testing, Compressco, and Fluids segments reported increased domestic activity levels during the last half of 2010 and the first half of 2011. We are anticipating similar increases in revenues and cash flows for these businesses throughout the remainder of 2011; however, these planned levels are expected to continue to be significantly below the levels generated by these businesses during the first half of 2008.

During the past two years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, debris removal, and platform construction associated with the six offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. As of June 30, 2011, Maritech has remaining work associated with two of the downed platforms. The estimated cost to perform the remaining abandonment, decommissioning, and debris removal will be approximately $33.9 million net to our interest before any insurance recoveries. Due to the unique nature of the remaining work to be performed, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. All of this $33.9 million estimated amount has been accrued as part of Maritech’s decommissioning liabilities. Maritech has additional maximum remaining insurance coverage available of approximately $19.5 million, all of which relates to Hurricane Ike, although a portion of these costs may not be reimbursed. One of the underwriters associated with our windstorm insurance coverage for Hurricane Ike damages has contested whether certain repair costs incurred are covered costs under the policy. During December 2010, we initiated legal proceedings against this underwriter in an attempt to collect the amount of claim reimbursements provided for under the policy. The timing of the collection of any future reimbursements is beyond our control, and we will continue to use a significant amount of our working capital until such reimbursements are received.

Last year’s explosion and subsequent oil spill at the Macondo well evidences the general operating risks associated with offshore oil and gas activities. While we have no liability associated with this specific incident, we are subject to operating hazards normally associated with the oilfield service industry and offshore oil and gas production operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and environmental accidents. We maintain various types of business insurance that would be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including removal of debris, operator’s extra expense, control of well, and pollution and clean up coverage. We have elected not to maintain windstorm insurance on Maritech’s remaining offshore oil and gas property assets. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that it submits to BOEMRE. Maritech has designated employees and third-party contracts in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities

During the first six months of 2011, we generated $144.7 million of cash flows from investing activities, reflecting the significant proceeds received from asset sales, primarily from the sales of Maritech properties. During the six months ended June 30, 2011, we expended $36.3 million of capital expenditures. This capital expenditure activity was spread among each of our operating segments. For certain of our businesses, our capital expenditure plans have been, and will continue to be, reviewed carefully, and a significant amount of planned capital expenditures have been deferred until activity levels increase. This restraint on capital expenditure activity may also affect future growth. The sale of our Maritech assets ended our investing activities on oil and gas exploration and development activities, which was previously a significant portion of our total investing activities. With a portion of the proceeds from the sale of these Maritech assets, in July 2011, we purchased a heavy lift derrick barge with a 1,600-metric-ton lift capacity, fully-revolving crane for approximately $62.8 million. Additional costs will be subsequently incurred for inspection, transportation, and outfitting costs on this barge prior to placing it into service, which will result in a total investment in the barge of approximately $71 million. This asset purchase will significantly expand the capability of our Offshore Services segment, and now enables us to serve customers with heavier structures in the Gulf of Mexico.

During the first six months of 2011, our cash capital expenditures totaled approximately $36.3 million. In March 2011, we also expended $1.5 million for the acquisition of a consulting service business associated with our Offshore Services segment. Approximately $9.5 million of our first six months of 2011 capital expenditures was expended by our Fluids Division, approximately $4.4 million of which related to the ongoing modification of our new calcium chloride plant facility. Our Offshore Division expended approximately $13.6 million, consisting of approximately $7.2 million of development expenditures for Maritech prior to the sale of substantially all of its oil and gas properties. In addition, the Offshore Division expended approximately $6.4 million on its Offshore Services operations for costs on its various heavy lift and dive support vessels exclusive of the March 2011 acquisition and the July 2011 purchase of the TETRA Hedron barge. Our Production Enhancement Division spent approximately $12.4 million, consisting of approximately $9.2 million by the Production Testing segment to replace or enhance a portion of its production testing equipment fleet and approximately $3.2 million by the Compressco segment for general infrastructure needs, along with expansion of its wellhead compressor fleet. Corporate capital expenditures were approximately $0.7 million.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses; however, certain of these expenditures may be postponed or cancelled in our continuing efforts to conserve capital. Including the July 2011 purchase of the TETRA Hedron heavy lift barge, we plan to expend up to $175 million on total capital expenditures during 2011. This anticipated level of capital expenditure activity would result in increased spending compared to 2010 for each of our business segments other than Maritech and Compressco. The deferral of certain capital projects, such as the additional replacement or upgrading of vessels in our Offshore Services fleet, could affect our ability to compete in the future. Particularly following the receipt of the net proceeds from the May 2011 sale of Maritech properties, our long-term growth strategy continues to include the pursuit of suitable acquisitions or opportunities to expand operations in oil and gas service markets. To the extent we consummate a significant acquisition transaction, our liquidity position will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Our Bank Credit Facility

We have a revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of August 9, 2011, we did not have any outstanding balance on the revolving credit facility and had $8.0 million in letters of credit and guarantees against the $278 million revolving credit facility, leaving a net availability of $270.0 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions.

Under the amended credit facility agreement (the Credit Agreement), the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with the certain financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances. In June 2011, associated with the contribution of the majority of the operations and related assets and liabilities of our Compressco segment into Compressco Partners, Compressco Partners was designated as an unrestricted subsidiary and is no longer a borrower or a guarantor under our bank credit facility.

The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of June 30, 2011. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

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

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of June 30, 2011. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a new $20.0 million revolving credit facility agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries will provide a guarantee. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes borrowing capacity of $20.0 million (less $3.0 million that is required to be set aside as a reserve that cannot be borrowed) that is available for letters of credit (at a sublimit of $5.0 million) and a $20.0 million uncommitted expansion feature. The Partnership Credit Agreement will be used to fund Compressco

Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as Compressco Partners is not in default, the Partnership Credit Agreement could also be used to fund Compressco Partners’ quarterly distributions at the option of the board of directors of its general partner. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of June 30, 2011, there is no balance outstanding under the Partnership Credit Agreement. The maturity date of the Partnership Credit Agreement is June 24, 2015.

All obligations under the Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of Compressco Partners’ existing and future, direct and indirect, domestic subsidiaries’ assets (excluding real property) and all of the capital stock of its existing and future, direct and indirect, domestic subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at our option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Partnership Credit Agreement, Compressco Partners is required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners’ ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions or other restricted payments. The Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common units, but only if there is no default or event of default under the facility. If an event of default occurs, the lenders would be entitled to take various actions, including the acceleration of amounts due under the Partnership Credit Agreement and all actions permitted to be taken by secured creditors.

Other Sources

In addition to the aforementioned revolving credit facility, we fund our short-term liquidity requirements from existing cash balances, cash generated by operations, short-term vendor financing and, to a lesser extent, leasing with institutional leasing companies. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in 2015 and our Senior Notes mature at various dates between April 2013 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to utilize our equity to fund our capital needs, dilution to our common stockholders could occur.

The June 2011 initial public offering by Compressco Partners provides it with the ability to issue additional common units to the public for cash or to use such units as consideration in an acquisition transaction. Additional issuances of Compressco Partners common units would dilute our ownership interest in Compressco Partners.

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

Off Balance Sheet Arrangements

As of June 30, 2011, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. We have reached an agreement in principle to settle the plaintiffs’ claims. The parties are finalizing the settlement papers for filing with the Court, and the Court has set a preliminary hearing on August 22, 2011. The settlement is subject to Court approval.

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

In August of 2009, the Environmental Protection Agency (EPA), pursuant to Sections 308 and 311 of the Clean Water Act (CWA), served a request for information with regard to a release of zinc bromide that occurred from one of our transport barges on the Mississippi River on March 11, 2009. We timely filed a response to that request for information in August 2009. In January 2010, the EPA issued a Notice of Violation and Opportunity to Show Cause related to the spill. We met with the EPA in April 2010 to discuss potential violations and penalties. It has been agreed that no injunctive relief will be required. We have finalized a joint stipulation of settlement with the EPA, whereby we are responsible for a penalty of $487,000, which was submitted to the Department of Justice and the U.S. District Court for the Western District of Tennessee. The settlement was entered into the record on April 28, 2011. The penalty amount was paid during May 2011 and we expect the full amount to be covered by insurance.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The terms of the subordinated units we hold in Compressco Partners may result in us not receiving our share of the distributable cash flows of Compressco Partners.

Compressco Partners may not have sufficient cash from operations to enable it to make cash distributions to holders of common units at the minimum quarterly distribution rate under its cash distribution policy. To the extent sufficient distributable cash is not available, the distribution shortfall will first be attributed to the subordinated units we hold, resulting in a reduction in our financing cash flows from distributions from Compressco Partners. Any shortfall in quarterly distributions attributed to the subordinated units will not be carried forward in arrears or recovered in future distributions.

We have elected to self-insure windstorm damage to our Maritech assets in the Gulf of Mexico and hurricane damages could result in significant uninsured losses.

Despite the sale of approximately 95% of Maritech’s yearend oil and gas reserves, we retained approximately $136.9 million of decommissioning liabilities associated with offshore platforms and associated wells to be decommissioned and abandoned. During the second quarter of 2011, we determined that the cost of premiums and the associated deductibles and coverage limits for windstorm damage for Maritech’s remaining offshore platforms and wells was uneconomical. Therefore, Maritech has discontinued its insurance coverage for windstorm damage for the 2011 hurricane season, electing to self-insure for these damages. Accordingly, Maritech is currently exposed to losses from uninsured windstorm damages during the current year and may be similarly exposed to storms in future years if we choose to remain self-insured. Depending on the severity and location of the storms, such losses could be significant and could have a material adverse effect on our financial position, results of operation, and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Apr 1 - Apr 30, 2011	30,775	(2)	$14.39	-	$14,327,000
May 1 - May 31, 2011	40,356	(2)	13.34	-	14,327,000
Jun 1 - Jun 30, 2011	1,224	(2)	14.23	-	14,327,000
Total	72,355			-	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved.)

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1
Contribution, Conveyance and Assumption Agreement, dated June 20, 2011, by and among Compressco, Inc., Compressco Field Services, Inc., Compressco Canada, Inc., Compressco de Mexico, S. de R.L. de C.V., Compressco Partners GP Inc., Compressco Partners, L.P.,  Compressco Partners Operating, LLC, Compressco Netherlands B.V., Compressco Holdings, LLC, Compressco Netherlands Coöperatief U.A., Compressco Partners Sub, Inc., TETRA International Incorporated, Production Enhancement Mexico, S. de R.L. de C.V. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.2
Omnibus Agreement, dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.3*	Purchase and Sale Agreement, dated April 1, 2011, by and between Maritech Resources, Inc. as Seller and Tana Exploration Company LLC as Buyer.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this report.
**	Furnished with this report.
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

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

TETRA Technologies, Inc.

Date: August 9, 2011	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: August 9, 2011	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: August 9, 2011	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

10.1
Contribution, Conveyance and Assumption Agreement, dated June 20, 2011, by and among Compressco, Inc., Compressco Field Services, Inc., Compressco Canada, Inc., Compressco de Mexico, S. de R.L. de C.V., Compressco Partners GP Inc., Compressco Partners, L.P.,  Compressco Partners Operating, LLC, Compressco Netherlands B.V., Compressco Holdings, LLC, Compressco Netherlands Coöperatief U.A., Compressco Partners Sub, Inc., TETRA International Incorporated, Production Enhancement Mexico, S. de R.L. de C.V. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.2
Omnibus Agreement, dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.3*	Purchase and Sale Agreement, dated April 1, 2011, by and between Maritech Resources, Inc. as Seller and Tana Exploration Company LLC as Buyer.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this report.
**	Furnished with this report.
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the six months ended June 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.