Form 10-Q
period 2011-09-30
TETRA TECHNOLOGIES INC
filed 2011-11-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 7, 2011, there were 77,273,650 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Product sales	$53,225	$91,624	$265,038	$308,732
Services and rentals	148,209	120,294	394,055	350,697
Total revenues	201,434	211,918	659,093	659,429

Cost of revenues:
Cost of product sales	56,738	62,043	216,442	198,302
Cost of services and rentals	92,802	68,766	254,251	214,623
Depreciation, depletion, amortization, and accretion	16,226	52,330	90,555	134,799
Total cost of revenues	165,766	183,139	561,248	547,724
Gross profit	35,668	28,779	97,845	111,705

General and administrative expense	27,506	24,606	84,274	72,338
Interest expense, net	4,085	4,484	12,361	12,750
(Gain) loss on sale of assets	525	(544)	(59,784)	(294)
Other (income) expense, net	722	437	14,651	(1,895)
Income (loss) before taxes and discontinued operations	2,830	(204)	46,343	28,806
Provision (benefit) for income taxes	870	(391)	16,372	9,528
Income before discontinued operations	1,960	187	29,971	19,278
Loss from discontinued operations, net of taxes	(6)	(17)	(63)	(121)
Net income	1,954	170	29,908	19,157
Net (income) loss attributable to noncontrolling interest	(567)	-	(662)	-
Net income attributable to TETRA stockholders	$1,387	$170	$29,246	$19,157

Basic net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.02	$0.00	$0.38	$0.25
Loss from discontinued operations attributable to
TETRA stockholders	(0.00)	(0.00)	(0.00)	(0.00)
Net income attributable to TETRA stockholders	$0.02	$0.00	$0.38	$0.25
Average shares outstanding	76,717	75,538	76,517	75,469

Diluted net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.02	$0.00	$0.37	$0.25
Loss from discontinued operations attributable to
TETRA stockholders	(0.00)	(0.00)	(0.00)	(0.00)
Net income attributable to TETRA stockholders	$0.02	$0.00	$0.37	$0.25
Average diluted shares outstanding	78,340	76,621	78,105	76,752

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$224,888	$65,360
Restricted cash	15,652	360
Trade accounts receivable, net of allowances for doubtful
accounts of $2,422 in 2011 and $2,590 in 2010	161,631	162,405
Inventories	97,503	104,305
Derivative assets	-	2,436
Deferred tax asset	32,987	29,685
Oil and gas properties held for sale	6,101	-
Prepaid expenses and other current assets	26,469	50,387
Total current assets	565,231	414,938

Property, plant, and equipment
Land and building	76,900	79,368
Machinery and equipment	451,473	482,677
Automobiles and trucks	46,950	43,492
Chemical plants	157,587	176,853
Oil and gas producing assets (successful efforts method)	-	761,449
Construction in progress	96,496	15,677
Total property, plant, and equipment	829,406	1,559,516
Less accumulated depreciation and depletion	(295,576)	(819,646)
Net property, plant, and equipment	533,830	739,870

Other assets:
Goodwill	99,132	99,005
Patents, trademarks and other intangible assets, net of accumulated
amortization of $22,040 in 2011 and $21,499 in 2010	12,537	13,024
Deferred tax assets	11	899
Other assets	33,741	31,892
Total other assets	145,421	144,820
Total assets	$1,244,482	$1,299,628

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$47,794	$55,555
Accrued liabilities	85,752	83,804
Decommissioning and other asset retirement obligations, net	109,029	72,265
Derivative liabilities	-	5,208
Total current liabilities	242,575	216,832

Long-term debt, net	305,035	305,035
Deferred income taxes	59,742	46,789
Decommissioning and other asset retirement obligations, net	24,566	200,550
Other liabilities	17,435	14,099
Total long-term liabilities	406,778	566,473
Commitments and contingencies

Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 78,978,031 shares issued at September 30, 2011,
and 77,825,398 shares issued at December 31, 2010	790	778
Additional paid-in capital	212,136	203,044
Treasury stock, at cost; 1,722,957 shares held at September 30, 2011,
and 1,533,653 shares held at December 31, 2010	(9,963)	(8,382)
Accumulated other comprehensive income	351	1,107
Retained earnings	349,022	319,776
Total TETRA stockholders' equity	552,336	516,323
Noncontrolling interest	42,793	-
Total equity	595,129	516,323
Total liabilities and equity	$1,244,482	$1,299,628

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income	$29,908	$19,157
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	78,021	110,780
Impairments of long-lived assets	12,534	24,019
Provision (benefit) for deferred income taxes	11,241	(2,186)
Stock compensation expense	4,417	5,628
Provision (benefit) for doubtful accounts	963	(961)
(Gain) loss on sale of property, plant, and equipment	(59,784)	(294)
Non-cash income from sold hedge derivatives	-	(16,790)
Excess decommissioning/abandoning costs and
other non-cash charges and credits	34,721	11,029
Proceeds from insurance settlements	-	39,772
Changes in operating assets and liabilities:
Accounts receivable	(3,541)	4,622
Inventories	6,006	10,294
Prepaid expenses and other current assets	26,422	(3,587)
Trade accounts payable and accrued expenses	(29,695)	(8,400)
Decommissioning liabilities	(66,147)	(74,998)
Operating activities of discontinued operations	35	(380)
Other	3,282	1,655
Net cash provided by operating activities	48,383	119,360

Investing activities:
Purchases of property, plant, and equipment	(99,857)	(82,188)
Business combinations	(1,500)	-
Proceeds from sale of property, plant, and equipment	187,843	2,689
Change in restricted cash	(21,932)	(94)
Other investing activities	(4,454)	(750)
Net cash provided by (used in) investing activities	60,100	(80,343)

Financing activities:
Proceeds from long-term debt	-	35
Proceeds from exercise of stock options	2,432	781
Proceeds from issuance of Compressco Partners' common units,
net of underwriters' discount	50,234	-
Compressco Partners' offering costs	(2,038)	-
Compressco Partners' distributions	(125)	-
Excess tax benefit from exercise of stock options	1,268	274
Net cash provided by financing activities	51,771	1,090

Effect of exchange rate changes on cash	(726)	653

Increase in cash and cash equivalents	159,528	40,760
Cash and cash equivalents at beginning of period	65,360	33,394
Cash and cash equivalents at end of period	$224,888	$74,154

Supplemental cash flow information:
Interest paid	$9,073	$11,314
Income taxes paid (refunded)	(13,887)	26,883

Supplemental disclosure of non-cash investing activities:
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	$1,790	$27,063

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company focused on completion fluids and services, production testing, wellhead compression, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We were incorporated in Delaware in 1981. We are composed of five reporting segments organized into three divisions – Fluids, Offshore, and Production Enhancement. Included in our Offshore Division is our Maritech segment, an oil and gas exploration and production business that sold approximately 95% of its proved oil and gas reserves in the first eight months of 2011, and whose continuing operations consist primarily of the ongoing well plugging, abandonment, and decommissioning of its remaining offshore production platforms. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

The consolidated financial statements include the accounts of our wholly owned subsidiaries. Investments in unconsolidated joint ventures in which we participate are accounted for using the equity method. Our interests in oil and gas properties are proportionately consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments that are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of September 30, 2011, consists primarily of escrowed cash associated with our July 2011 purchase of a new heavy lift derrick barge. The escrowed cash will be included in restricted cash and released to the sellers in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of September 30, 2011, and December 31, 2010, are as follows:

	September 30, 2011	December 31, 2010
	(In Thousands)

Finished goods	$70,433	$75,874
Raw materials	5,391	5,103
Parts and supplies	21,234	22,457
Work in progress	445	871
Inventories	$97,503	$104,305

Finished goods inventories include newly manufactured clear brine fluids and recycled brines that are repurchased from certain of our customers. Recycled brines are recorded at cost, using the weighted average method.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Number of weighted average common
shares outstanding	76,717,063	75,538,455	76,517,144	75,469,030
Assumed exercise of stock options	1,622,958	1,082,591	1,587,783	1,283,383
Average diluted shares outstanding	78,340,021	76,621,046	78,104,927	76,752,413

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2011, we used the average market price of our common stock of $12.28. For the three months ended September 30, 2011 and 2010, the calculations of the average diluted shares outstanding exclude the impact of 2,054,303 and 2,668,312 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the nine months ended September 30, 2011 and 2010, the calculations of the average diluted shares outstanding exclude the impact of 1,874,492 and 2,311,805 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

Environmental Liabilities

Environmental expenditures that result in additions to property and equipment are capitalized, while other environmental expenditures are expensed. Environmental remediation liabilities are recorded on an undiscounted basis when environmental assessments or cleanups are probable and the costs can be reasonably estimated. Estimates of future environmental remediation expenditures often consist of a range of possible expenditure amounts, a portion of which may be in excess of amounts of liabilities recorded. In such an instance, we disclose the full range of amounts reasonably possible of being incurred. Any changes or developments in environmental remediation efforts are accounted for and disclosed each quarter as they occur. Any recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

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

Under generally accepted accounting principles, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which may include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration in acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at September 30, 2011, was approximately $334.8 million compared to a carrying amount of approximately $305.0 million, as current rates are more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt. We have not calculated or disclosed recurring fair value measurements of non-financial assets and non-financial liabilities.

During the second quarter of 2011, in connection with the sale of substantially all of our Maritech oil and gas producing properties, we liquidated our derivative contracts and paid $14.2 million to the counterparty. For further discussion see Note F – Hedge Contracts.

During the second quarter of 2011, Maritech recorded impairment charges of approximately $9.2 million associated with its remaining oil and gas properties. During the first nine months of 2011, Maritech sold approximately 95% of its oil and gas reserves as of December 31, 2010, and it is seeking to sell its remaining properties at current market values. Accordingly, all of Maritech’s remaining oil and gas properties as of September 30, 2011, have been reclassified to oil and gas properties held for sale and their net book values have been adjusted to fair value less cost to sell. Fair values are estimated based on current market prices being received for these properties’ expected future production cash flows, using forward oil and natural gas pricing data from published sources. Because such published forward pricing data was applied to estimated oil and gas reserve volumes based on our internally prepared reserve estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

A summary of the nonrecurring fair value measurements discussed above as of September 30, 2011 and 2010, using the fair value hierarchy is as follows:

	Fair Value Measurements as of
	September 30, 2011 Using
		Quoted Prices in
	Total Fair	Active Markets for	Significant Other	Significant
	Value as of	Identical Assets	Observable	Unobservable	Year-to-Date
	September 30,	or Liabilities	Inputs	Inputs	Impairment
Description	2011	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Oil and gas properties	$-	$-	$-	$-	$12,534
Total	$-				$12,534

	Fair Value Measurements as of
	September 30, 2010 Using
		Quoted Prices in
	Total Fair	Active Markets for	Significant Other	Significant
	Value as of	Identical Assets	Observable	Unobservable	Year-to-Date
	September 30,	or Liabilities	Inputs	Inputs	Impairment
Description	2010	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Oil and gas properties	$25,943	$-	$-	$25,943	$23,111
Other impairments	-				908
Total	$25,943				$24,019

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (ASU 2011-08), which simplifies how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 is not expected to have a significant impact on our financial statements.

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are to be applied retrospectively. In October 2011, the FASB announced that it will consider deferring certain aspects of ASU 2011-05. The adoption of the accounting and disclosure requirements of this ASU is not expected to have a significant impact on our financial statements.

In May 2011, the FASB published ASU 2011-04, “Fair Value Measurement (Topic 820) – Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” whereby the FASB and the International Accounting Standards Board (IASB) aligned their definitions of fair value such that their fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the accounting and disclosure requirements of this ASU will not have a significant impact on our financial statements.

NOTE B – ACQUISITIONS AND DISPOSITIONS

In March 2011, we acquired a project management and engineering consulting services business that provides liability and risk assessment services for domestic and international offshore well abandonment and decommissioning projects. The purchase price for this acquisition was $1.5 million and the assets acquired consist primarily of intangible assets.

In late 2010, we began to decrease our investment in Maritech by suspending oil and gas property acquisitions, decreasing our development activities, exploring strategic alternatives to our ownership of Maritech and its oil and gas properties, and reviewing opportunities to sell Maritech oil and gas property packages. As part of this overall effort, in February and March 2011, Maritech sold certain properties, along with the associated decommissioning liabilities. As part of these transactions, Maritech paid an aggregate of approximately $2.8 million after normal purchase price adjustments. These sold properties, in the aggregate, accounted for approximately 12% of Maritech’s proved reserves as of December 31, 2010.

On May 31, 2011, Maritech completed the sale of approximately 79% of its proved oil and gas reserves as of December 31, 2010, to Tana Exploration Company LLC (Tana), a subsidiary of TRT Holdings, Inc. (TRT), pursuant to a Purchase and Sale Agreement dated April 1, 2011. The sale was made to Tana for a base purchase price of $222.3 million. At the closing of the sale, Tana assumed approximately $72.7 million of associated asset retirement obligations, and Maritech received $173.3 million cash, representing the base purchase price less $11.1 million that consisted of a deposit that was paid in April 2011 and purchase price adjustments, including those adjustments reflecting cash flows subsequent to the January 1, 2011, effective date. The proceeds are subject to additional post-closing adjustments. As a result of the sale, we recorded a consolidated gain on sale of assets of $58.1 million. Due to Maritech’s continuing efforts to sell its remaining oil and gas properties, such properties have been reclassified to oil and gas properties held for sale, and their net book values have been adjusted to fair value. In connection with the sale of Maritech oil and gas producing properties, during the second quarter of 2011, we charged to general and administrative expenses approximately $2.7 million of employee retention and incentive benefits paid in connection with these sales.

In August 2011, Maritech sold an additional remaining oil and gas property in exchange for the purchaser assuming the associated decommissioning liability. The sold property represents approximately 3% of Maritech’s December 31, 2010 oil and gas reserves.

On July 20, 2011, we purchased a new heavy lift derrick barge (which we have named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully revolving crane. The vessel was purchased from Wison (Nantong) Heavy Industry Co., Ltd. and Nantong MLC Tongbao Shipbuilding Co., Ltd. for $62.8 million. Approximately $20.8 million of the purchase price is held in certain escrow accounts and will be released in accordance with the terms of the escrow agreements. The amount of remaining cash in escrow will be included in restricted cash on our consolidated balance sheet until the final release of escrow cash on April 30, 2014. The vessel was transported to the Gulf of Mexico during the third quarter and will be placed into service during the fourth quarter of 2011 following final outfitting and sea trials.

NOTE C – COMPRESSCO PARTNERS, L.P. INITIAL PUBLIC OFFERING

On June 20, 2011, our Compressco Partners, L.P. (Compressco Partners) subsidiary completed its initial public offering of 2,670,000 common units (representing a 17.3% limited partner interest) in exchange for $53.4 million of gross proceeds (the Offering). Following the issuance of an additional 400,500 units to us in July 2011 as a result of the expiration of an underwriters’ option to purchase additional common units, our ownership in Compressco Partners has been increased to 83.2%, including common units, subordinated units, and a 2% general partner interest. In connection with the Offering, certain of our wholly owned subsidiaries, including Compressco Partners GP Inc. (the General Partner), contributed substantially all of our Compressco segment’s wellhead compression-based production enhancement service business, operations, and related assets and liabilities to Compressco Partners and its wholly owned subsidiaries. In exchange, including the additional units issued in July 2011, Compressco Partners issued to us 6,427,257 common units (representing a 40.6% limited partner interest), 6,273,970 subordinated units (representing a 39.6% limited partner interests), an aggregate 2.0% general partner interest, and incentive distribution rights. Also, certain directors, executive officers, and other employees of the General Partner were then issued 157,870 restricted units (representing a 1.0% limited partner interest) granted pursuant to a long-term incentive plan. The issuance of the 2,670,000 common units in the Offering, at a $20 per unit Offering Price, resulted in Compressco Partners receiving $53.4 million of gross proceeds, $32.2 million of which was distributed to us to repay an intercompany loan balance. Approximately $11.1 million of the Offering proceeds was or will be used to satisfy Offering expenses, including underwriters’ discount and approximately $7.3 million that was paid to us by Compressco Partners to reimburse us for costs we incurred on their behalf. The contribution transactions described above represent transactions between entities under common control. Consequently, the contributed assets were recorded at our carrying value.

The contributions of the majority of the operations and related assets and liabilities of our Compressco segment were effected pursuant to the terms of a Contribution, Conveyance and Assumption Agreement (the Contribution Agreement). Compressco Partners is governed by the First Amended and

Restated Agreement of Limited Partnership (the Partnership Agreement). The Partnership Agreement requires Compressco Partners to distribute all of its available cash, as defined in the Partnership Agreement, to the holders of the common units, subordinated units, 2% general partner interest, and incentive distribution rights in accordance with the terms of the Partnership Agreement. The Partnership Agreement also provides for the management of Compressco Partners by the General Partner. The reimbursement of direct and indirect costs incurred by us in providing personnel and services on behalf of Compressco Partners, as well as other transactions between us and Compressco Partners, is governed by the terms of an Omnibus Agreement between us and Compressco Partners.

Following the Offering, as of September 30, 2011, the 16.8% portion of Compressco Partners owned by public unitholders is reflected as a noncontrolling interest in our consolidated financial statements.

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

Our long-term debt consists of the following:

		September 30, 2011	December 31, 2010
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2015	$-	$-
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
Partnership line of credit facility	June 24, 2015	-	-
European bank credit facility		-	-
Other		35	35
Total long-term debt		305,035	305,035
Less current portion		-	-
Long-term debt, net		$305,035	$305,035

On June 24, 2011, Compressco Partners entered into a new credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all obligations under the credit facility are guaranteed by all of Compressco Partners’ existing and future, direct and indirect, domestic subsidiaries. All obligations under the Partnership Credit Agreement are secured, subject to certain exceptions, by a first lien security interest in substantially all  of the assets (excluding real property) of Compressco Partners and its subsidiaries and all of the capital stock of the subsidiaries of Compressco Partners (with some limitations). The Partnership Credit Agreement includes borrowing capacity of $20.0 million, less $3.0 million that is required to be set aside as a reserve that cannot be borrowed. The facility is available for letters of credit (at a sublimit of $5.0 million) and includes an uncommitted $20.0 million expansion feature. The Partnership Credit Agreement will be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as it is not in default, Compressco Partners may use its credit facility to fund its quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of September 30, 2011, there is no balance outstanding under the Partnership Credit Agreement.

NOTE E – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas facilities and platforms owned by our Maritech subsidiary, including the remaining abandonment, decommissioning, and debris removal costs associated with offshore platforms destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners, anticipated insurance recoveries, and any contractual amount to be paid by the previous owner of the oil and gas property when the liabilities are satisfied.

The changes in the asset retirement obligations during the three month and nine month periods ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
	2011	2010
	(In Thousands)

Beginning balance as of June 30	$144,525	$216,147
Activity in the period:
Accretion of liability	631	1,392
Retirement obligations incurred	-	-
Revisions in estimated cash flows	14,311	19,897
Settlement of retirement obligations	(25,872)	(35,201)
Ending balance as of September 30	$133,595	$202,235

	Nine Months Ended September 30,
	2011	2010
	(In Thousands)
Beginning balance as of December 31 of
the preceding year	$272,815	$224,110
Activity in the period:
Accretion of liability	3,789	4,090
Retirement obligations incurred	-	-
Revisions in estimated cash flows	40,120	42,081
Settlement of retirement obligations	(183,129)	(68,046)
Ending balance as of September 30	$133,595	$202,235

Revisions in estimated cash flows for the three months and nine months ended September 30, 2011, are primarily related to the retained Maritech facilities and platforms. Settlements of asset retirement obligations during the three months and nine months ended September 30, 2011, include approximately $3.3 million and $122.0 million, respectively, of obligations associated with oil and gas properties that were sold by Maritech during the periods.

NOTE F – HEDGE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facilities including the variable rate credit facility of Compressco Partners, to the extent we have debt outstanding, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. In addition, we have market risk exposure in the sales prices we receive for the remainder of our oil and gas production. Our financial risk management activities may involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. Prior to the execution of the purchase and sale agreement in April 2011 pursuant to which we sold substantially all of our remaining Maritech oil and gas properties in May 2011, we utilized cash flow commodity hedge transactions to reduce our exposure related to the volatility of oil and gas prices. For these and other hedge contracts, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, our strategies for undertaking various hedge transactions, and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment, or forecasted transaction. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. As indicated below, these cash flow commodity hedge contracts were liquidated in the second quarter of 2011.

Derivative Hedge Contracts

In April 2011, following the execution of the purchase and sale agreement pursuant to which Maritech agreed to sell approximately 79% of its proved reserves as of December 31, 2010, we liquidated our remaining oil hedge contracts and paid $14.2 million to the counterparty. Therefore, during the three months ended September 30, 2011, we had no remaining cash flow hedging swap contracts outstanding associated with our Maritech subsidiary’s oil or gas production.

 Pretax gains and losses associated with oil and gas derivative swap contracts are summarized below:

	Three Months Ended September 30, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$6,753	$6,384	$13,137
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(4,872)	1,938	(2,934)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	-	(108)	(108)

	Nine Months Ended September 30, 2011
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$1,177	$-	$1,177
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(7,854)	-	(7,854)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(13,947)	-	(13,947)

	Nine Months Ended September 30, 2010
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$16,821	$18,609	$35,430
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	4,577	9,225	13,802
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	125	107	232

NOTE G – EQUITY

Changes in equity for the three month and nine month periods ended September 30, 2011 and 2010, are as follows:

	Three Months Ended September 30,
	2011			2010
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
	(In Thousands)

Beginning balance for the period	$558,628	$42,980	$601,608	$593,440	$-	$593,440
Comprehensive income:
Net income	1,387	567	1,954	170	-	170
Changes in commodity derivatives, net of
taxes of $0 and $ (5,938), respectively	-	-	-	(10,025)	-	(10,025)
Foreign currency translation adjustment, net of
taxes of $1,825 and $734, respectively	(9,132)	-	(9,132)	3,016	-	3,016
Comprehensive income	(7,745)	567	(7,178)	(6,839)	-	(6,839)
Exercise of common stock options	492	-	492	65	-	65
Issuance of Compressco Partners common
units, net of offering costs	-	(629)	(629)	-	-	-
Distributions to public unitholders	-	(125)	(125)	-	-	-
Stock based compensation	1,277	-	1,277	2,573	-	2,573
Purchases of treasury stock and other	(190)	-	(190)	70	-	70
Tax benefit upon exercise of stock options	(126)	-	(126)	25	-	25
Ending balance as of September 30	$552,336	$42,793	$595,129	$589,334	$-	$589,334

	Nine Months Ended September 30,
	2011			2010
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
	(In Thousands)

Beginning balance for the period	$516,323	$-	$516,323	$576,494	$-	$576,494
Comprehensive income:
Net income	29,246	662	29,908	19,157	-	19,157
Changes in commodity derivatives, net of
taxes of $1,578 and $(8,132), respectively	2,663	-	2,663	(13,728)	-	(13,728)
Foreign currency translation adjustment, net of
taxes of $1,055 and $(914), respectively	(3,419)	-	(3,419)	713	-	713
Comprehensive income	28,490	662	29,152	6,142	-	6,142
Exercise of common stock options	3,297	-	3,297	849	-	849
Issuance of Compressco Partners common
units, net of offering costs	-	42,256	42,256	-	-	-
Distributions to public unitholders	-	(125)	(125)	-	-	-
Stock based compensation	4,417	-	4,417	5,628	-	5,628
Purchases of treasury stock and other	(1,459)	-	(1,459)	(53)	-	(53)
Tax benefit upon exercise of stock options	1,268	-	1,268	274	-	274
Ending balance as of September 30	$552,336	$42,793	$595,129	$589,334	$-	$589,334

NOTE H – COMMITMENTS AND CONTINGENCIES

Litigation

We are named defendants in lawsuits and respondents in governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. On August 22, 2011, the Court issued a Preliminary Approval Order preliminarily approving the settlement of the suit as set forth in the Stipulation of Settlement dated August 12, 2011 (the Stipulation). The Stipulation does not provide for the payment of monetary compensation to stockholders; rather, it provides for certain additions to our corporate governance policies and procedures and for the payment of plaintiff’s attorneys’ fees and litigation expenses, which will be paid by our insurers. On October 17, 2011, the Court granted final approval of the settlement.

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

Our Fluids Division manufactures and markets clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities to a variety of markets outside the energy industry.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech, an oil and gas exploration, exploitation, and production segment. The Offshore Services segment provides (1) downhole and subsea oil and gas services such as well plugging and abandonment, workover, and wireline services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services.

The Maritech segment consists of our Maritech subsidiary, which is an oil and gas exploration, development, and production operation focused in the offshore and onshore U.S. Gulf Coast region. As a result of certain sales transactions during the first nine months of 2011, including the May 31, 2011, sale of a significant portion of Maritech’s oil and gas properties, Maritech has sold approximately 95% of its proved reserves as of December 31, 2010. Maritech’s remaining operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore facilities and production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides production testing services in many of the major oil and gas basins in the United States, as well as certain onshore basins in certain regions in Mexico, Brazil, Northern Africa, the Middle East, and other international markets.

The Compressco segment provides wellhead compression-based and other production enhancement services throughout many of the onshore producing regions of the United States, as well as certain onshore basins in Canada, Mexico, South America, Europe, Asia, and other international locations. Beginning June 20, 2011, following Compressco Partners’ initial public offering, we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

We generally evaluate performance and allocate resources of our segments based on profit or loss from operations before income taxes and nonrecurring charges, return on investment, and other criteria. Transfers between segments and geographic areas are priced at the estimated fair value of the products or services as negotiated between the operating units. “Corporate overhead” includes corporate general and administrative expenses, corporate depreciation and amortization, interest income and expense, and other income and expense.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$46,680	$41,818	$174,614	$155,672
Offshore Division
Offshore Services	1,348	831	3,475	1,978
Maritech	1,871	48,068	78,620	143,862
Intersegment eliminations	-	-	-	-
Total Offshore Division	3,219	48,899	82,095	145,840
Production Enhancement Division
Production Testing	-	-	-	3,610
Compressco	3,326	907	8,329	3,610
Total Production Enhancement Division	3,326	907	8,329	7,220
Consolidated	$53,225	$91,624	$265,038	$308,732

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
Revenues from external customers
Services and rentals
Fluids Division	$18,709	$16,036	$56,900	$47,740
Offshore Division
Offshore Services	87,187	87,248	224,027	222,696
Maritech	74	515	729	1,655
Intersegment eliminations	(16,619)	(27,996)	(50,656)	(51,292)
Total Offshore Division	70,642	59,767	174,100	173,059
Production Enhancement Division
Production Testing	37,060	25,293	102,008	72,227
Compressco	21,674	19,198	60,881	57,671
Total Production Enhancement Division	58,734	44,491	162,889	129,898
Corporate overhead	124	-	166	-
Consolidated	$148,209	$120,294	$394,055	$350,697

Intersegment revenues
Fluids Division	$26	$8	$74	$40
Offshore Division
Offshore Services	-	742	3	946
Maritech	-	-	-	35
Intersegment eliminations	-	-	-	-
Total Offshore Division	-	742	3	981
Production Enhancement Division
Production Testing	-	24	1	28
Compressco	-	-	-	-
Total Production Enhancement Division	-	24	1	28
Intersegment eliminations	(26)	(774)	(78)	(1,049)
Consolidated	$-	$-	$-	$-

Total revenues
Fluids Division	$65,415	$57,862	$231,588	$203,452
Offshore Division
Offshore Services	88,535	88,821	227,505	225,620
Maritech	1,945	48,583	79,349	145,552
Intersegment eliminations	(16,619)	(27,996)	(50,656)	(51,292)
Total Offshore Division	73,861	109,408	256,198	319,880
Production Enhancement Division
Production Testing	37,060	25,317	102,009	75,865
Compressco	25,000	20,105	69,210	61,281
Total Production Enhancement Division	62,060	45,422	171,219	137,146
Corporate overhead	124	-	166	-
Intersegment eliminations	(26)	(774)	(78)	(1,049)
Consolidated	$201,434	$211,918	$659,093	$659,429

Income (loss) before taxes and discontinued operations
Fluids Division	$5,127		$1,716		$23,921		$18,093
Offshore Division
Offshore Services	13,466		18,323		22,667		30,151
Maritech	(15,605)		(14,260)		18,398		(4,573)
Intersegment eliminations	-		(52)		1,747		520
Total Offshore Division	(2,139)		4,011		42,812		26,098
Production Enhancement Division
Production Testing	9,603		4,034		24,674		11,049
Compressco	3,875		4,034		11,689		14,167
Total Production Enhancement Division	13,478		8,068		36,363		25,216
Corporate overhead	(13,636	)(1)	(13,999	)(1)	(56,753	)(1)	(40,601	)(1)
Consolidated	$2,830		$(204)		$46,343		$28,806

	September 30,
	2011		2010
Total assets	(In Thousands)
Fluids Division	$375,070		$379,605
Offshore Division
Offshore Services	239,601		173,913
Maritech	51,040		334,554
Intersegment eliminations	(55)		(1,725)
Total Offshore Division	290,586		506,742
Production Enhancement Division
Production Testing	112,636		104,344
Compressco	215,363		194,374
Total Production Enhancement Division	327,999		298,718
Corporate overhead	250,827	(2)	148,564	(2)
Consolidated	$1,244,482		$1,333,629

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In Thousands)
General and administrative expense	$8,314	$7,860	$26,964	$25,629
Depreciation and amortization	752	724	2,166	2,227
Interest expense	4,219	4,346	12,713	12,625
Other general corporate (income) expense, net	351	1,069	14,910	120
Total	$13,636	$13,999	$56,753	$40,601

(2)	Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Following the strategic steps taken earlier this year, we believe we are well-positioned to further advance our plans for future growth. The May 2011 sale of a significant portion of our Maritech oil and gas producing properties for a net purchase price of approximately $184.4 million, along with other Maritech property sales, has essentially removed us from the oil and gas exploration and production business and provided capital available to fund our growing energy service businesses. The July 2011 purchase of a $62.8 million heavy lift derrick barge with a 1,600-metric-ton lift capacity, fully revolving crane will enable our Offshore Services segment to significantly increase its heavy lift capacity and enable us to serve customers with heavier structures. We expect to place this vessel into service in the Gulf of Mexico during the fourth quarter of 2011. Our available borrowing capacity under our revolving credit facilities, together with our available cash and our potential to access additional capital resources, equips us in pursuing suitable acquisition opportunities. Approximately $19.6 million of our consolidated cash balance is held by our Compressco Partners, L.P. subsidiary and is solely available for its purposes as a separate publicly held limited partnership.

The current strong demand for domestic onshore oil and gas services has significantly benefitted our Production Testing and Fluids segments, as each of these businesses seek to capitalize on the growth in domestic onshore drilling activity, particularly shale field activity. In addition, international demand, particularly in Mexico, has also strengthened. As a result, revenues and profitability for these segments have increased compared to the prior year period. Our Fluids segment has also reported improved profitability from its manufactured chemicals operations, as continuing efficiencies in our El Dorado, Arkansas, calcium chloride facility have been realized compared to the prior year. Partially offsetting the increases in our onshore businesses, the performance of our offshore businesses, including our Offshore Services segment and the offshore portion of our Fluids segment, has reflected the continuing sluggish demand for services in the U.S. Gulf of Mexico, although offshore activity has improved compared to the third quarter of 2010. However, drilling activity levels continue to lag pre-Macondo spill levels, and the demand for offshore well abandonment and decommissioning services has been soft, despite new regulations issued last year. The sales of Maritech oil and gas properties discussed above have significantly reduced revenues from this segment, and excess decommissioning charges during the current year quarter associated with Maritech’s remaining asset retirement obligations also affected our profitability for the period.

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

Results of Operations

Three months ended September 30, 2011 compared with three months ended September 30, 2010.

Consolidated Comparisons

	Three Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$201,434	$211,918	$(10,484)	-4.9%
Gross profit	35,668	28,779	6,889	23.9%
Gross profit as a percentage of revenue	17.7%	13.6%
General and administrative expense	27,506	24,606	2,900	11.8%
General and administrative expense as
a percentage of revenue	13.7%	11.6%
Interest expense, net	4,085	4,484	(399)	-8.9%
(Gain) loss on sale of assets	525	(544)	1,069
Other (income) expense, net	722	437	285
Income (loss) before taxes and discontinued
operations	2,830	(204)	3,034	-1487.3%
Income before taxes and discontinued operations as
a percentage of revenue	1.4%	-0.1%
Provision (benefit) for income taxes	870	(391)	1,261	-322.5%
Income before discontinued operations	1,960	187	1,773	948.1%
Loss from discontinued operations, net of taxes	(6)	(17)	11
Net income	1,954	170	1,784	1049.4%
Net (income) attributable to noncontrolling interest	(567)	-	(567)
Net income attriubtable to TETRA stockholders	$1,387	$170	$1,217	715.9%

Consolidated revenues for the quarter ended September 30, 2011, decreased compared to the prior year period due to a reduction in revenues from our Maritech segment, which sold approximately 95% of its December 31, 2010 proved oil and gas reserves during the first eight months of the current year. These sales of oil and gas properties will significantly reduce Maritech segment revenues going forward and Maritech continues to seek buyers for its remaining producing properties. This decrease in Maritech revenues was partially offset by increased revenues for our Production Testing, Fluids, and Compressco segments. Our Production Testing segment reported increased revenues and gross profit, driven primarily by strong demand domestically. Our Fluids Division also reported increased revenues and gross profit due to increased CBF sales, both domestically and internationally, including increased offshore Gulf of Mexico activity compared to the prior year period, although offshore activity levels continue to lag pre-Macondo levels. Gross profit of the Fluids Division was also positively affected by improved efficiencies in its chemicals manufacturing business. Compressco revenues and gross profit increased, primarily due to increased sales of compressor units and improving activity levels. Our Offshore Services segment revenues were down slightly, partly due to overall decreased pricing that also contributed to the segment’s decreased profitability. Maritech gross profit decreased due to the sales of properties earlier in the year and increased excess decommissioning costs charged to earnings.

Consolidated general and administrative expenses increased during the third quarter of 2011 compared to the prior year period due, in part, to approximately $1.8 million of increased employee-related costs. In addition, general and administrative expenses increased due to approximately $0.7 million of increased professional fee expenses, approximately $0.5 million of increased office expenses, and $0.4 million of increased insurance expenses. These increases were partially offset by approximately $0.4 million of decreased bad debt expense.

Net consolidated interest expense decreased slightly during the third quarter of 2011 as compared to the prior year period due to increased interest income on invested cash during the period. Proceeds from the sale of Maritech properties during the second quarter of 2011 contributed to significant cash balances during the third quarter of 2011.

We recognized a consolidated loss on sales of properties as compared to a consolidated gain on sales of assets during the prior year period primarily due to adjustments to the gains on Maritech property sales during the current year period.

Other expense increased during the third quarter of 2011 compared to the prior year period, primarily due to approximately $0.8 million of decreased earnings from an unconsolidated joint venture and despite approximately $0.5 million of decreased foreign currency losses.

Our provision for income taxes during the third quarter of 2011 increased due to increased earnings compared to the prior year period.

Divisional Comparisons

Fluids Division

	Three Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$65,415	$57,862	$7,553	13.1%
Gross profit	11,313	7,932	3,381	42.6%
Gross profit as a percentage of revenue	17.3%	13.7%
General and administrative expense	6,597	5,890	707	12.0%
General and administrative expense as
a percentage of revenue	10.1%	10.2%
Interest (income) expense, net	27	29	(2)
Other (income) expense, net	(438)	297	(735)
Income before taxes and discontinued operations	$5,127	$1,716	$3,411	198.8%
Income before taxes and discontinued operations as
a percentage of revenue	7.8%	3.0%

The increase in Fluids Division revenues during the third quarter of 2011 compared to the prior year period was primarily due to $4.9 million of increased product sales revenues. This increase was due to increased revenue from sales of clear brine fluids (CBFs), both domestically and internationally. Domestically, the increase was due to increased onshore product sales and the slow but steady ongoing recovery of our offshore operations, which was severely impacted during the third quarter of 2010 following the April 2010 Macondo accident. International activity primarily reflects the increased activity in Brazil.

These increases in CBF sales offset the performance of our chemicals operations, which reflected flat revenues compared to the prior year period despite increased sales in Europe. Increased onshore domestic activity levels contributed to the approximately $2.7 million of increased service revenues, including increased revenues from frac water services.

Our Fluids Division gross profit increased compared to the prior year period, primarily as a result of improved efficiencies at our El Dorado, Arkansas, plant. During the prior year period, we reflected higher product costs, early production inefficiencies from the plant, and the impact of decreased oil and gas industry demand. We continue to take steps to improve the operational efficiency of this plant, which are expected to result in continued incremental improvement in plant performance going forward. Associated with these plant operational inefficiencies, in March, 2011, we filed a lawsuit in Union County, Arkansas, seeking to recover damages related to certain design and other services provided in connection with the construction of the El Dorado plant. In addition to the increased gross profit from the El Dorado plant, gross profit from service activities also increased due to the increase in domestic activity levels discussed above.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above. Increased administrative costs, primarily due to increased professional fees and personnel-related costs, were offset by increased other income.

Offshore Division

Offshore Services Segment

	Three Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$88,535	$88,821	$(286)	-0.3%
Gross profit	17,669	22,351	(4,682)	-20.9%
Gross profit as a percentage of revenue	20.0%	25.2%
General and administrative expense	4,063	4,067	(4)	-0.1%
General and administrative expense as
a percentage of revenue	4.6%	4.6%
Interest (income) expense, net	-	159	(159)
Other (income) expense, net	140	(198)	338
Income before taxes and discontinued operations	$13,466	$18,323	$(4,857)	-26.5%
Income before taxes and discontinued operations
as a percentage of revenue	15.2%	20.6%

Revenues from our Offshore Services segment decreased slightly during the third quarter of 2011 compared to the prior year quarter. Increased offshore well abandonment and decommissioning revenues were offset by the impact of the May 2011 sale of our onshore well abandonment operations, decreased diving and cutting service activities, and an overall softer pricing environment. During 2010, the BOEMRE issued NTL 2010-G05, the “Idle Iron Guidance” regulations, which require that wells located in federal waters must be permanently plugged within three years of becoming uneconomic to operate and that platforms and other infrastructure must be removed within five years of becoming uneconomic to operate. We anticipate that these regulations will increase the future demand for offshore well abandonment and decommissioning services. In July 2011, we purchased a new heavy lift derrick barge (which we have named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully revolving crane. With this vessel, which we expect to place into service in the Gulf of Mexico during the fourth quarter of 2011, our Offshore Services segment will significantly increase its heavy lift capacity, enabling us to better serve the Gulf of Mexico decommissioning market and to serve customers with heavier structures. Approximately $16.6 million of Offshore Services revenues was from work performed for Maritech during the third quarter of 2011, compared to $28.0 million of such work in the prior year period. These intercompany revenues are eliminated in consolidation. Despite the sale of a large majority of Maritech’s oil and gas producing properties, a significant amount of abandonment and decommissioning work remains for Maritech.

Gross profit for the Offshore Services segment during the third quarter of 2011 decreased as compared to the prior year period, primarily due to overall decreased profitability primarily as a result of the soft pricing environment and decreased diving and cutting services activity levels discussed above. In addition, the impact of increased activity for our offshore well abandonment and decommissioning operations was more than offset by increased costs, approximately $3.2 million of which related to due diligence and start up costs associated with the new heavy lift derrick barge we purchased in July 2011. Due to the anticipated increased activity as a result of the “Idle Iron Guidance” regulations discussed above, we anticipate that pricing and profitability for many of the Offshore Services segment operations will increase going forward.

Offshore Services income before taxes decreased due to the decrease in gross profit described above and due to increased other expense, which was primarily due to an asset disposal gain during the prior year period.

Maritech Segment

	Three Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$1,945	$48,583	$(46,638)	-96.0%
Gross profit	(14,369)	(13,070)	(1,299)	9.9%
Gross profit as a percentage of revenue	-738.8%	-26.9%
General and administrative expense	724	1,587	(863)	-54.4%
General and administrative expense as
a percentage of revenue	37.2%	3.3%
Interest (income) expense, net	41	(37)	78
Other (income) expense, net	471	(360)	831
Income (loss) before taxes and
discontinued operations	$(15,605)	$(14,260)	$(1,345)	9.4%
Income (loss) before taxes and discontinued
operations as a percentage of revenue	-802.3%	-29.4%

Maritech revenues decreased significantly during the third quarter of 2011 compared to the prior year period due to the sale of approximately 95% of its December 31, 2010 oil and gas reserves during the first eight months of 2011. In particular, the May 31, 2011, sale of oil and gas properties to Tana resulted in the sale of approximately 79% of Maritech’s December 31, 2010 proved reserves. Following the above mentioned sales of producing properties, Maritech revenues are expected to continue to be minimal going forward.

Despite the significant decrease in revenues discussed above, the impact on Maritech gross profit during the third quarter of 2011 was largely offset by decreased operating and depletion expenses associated with the sold properties. In addition to the decreased operating and depletion expenses compared to the prior year period, Maritech reported approximately $14.3 million of oil and gas property impairments during the prior year quarter, compared to none during the current year period. These decreased operating expenses were partially offset by approximately $6.3 million of increased excess decommissioning costs. The increased excess decommissioning costs were associated with asset retirement obligations on nonproductive properties retained by Maritech. A large portion of these current period excess decommissioning costs were associated with properties not operated by Maritech. Maritech continues to perform significant decommissioning work on its remaining offshore platforms, and additional charges for decommissioning costs in excess of estimates may occur in future periods.

Maritech loss before taxes during the third quarter of 2011 increased compared to the prior year period due to the decrease in gross profit discussed above. Decreased general and administrative expenses as a result of the decreased workforce following the property sales were largely offset by decreased other income, primarily due to adjustments to the gains on property sales.

Production Enhancement Division

Production Testing Segment

	Three Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$37,060	$25,317	$11,743	46.4%
Gross profit	12,893	5,619	7,274	129.5%
Gross profit as a percentage of revenue	34.8%	22.2%
General and administrative expense	3,487	2,378	1,109	46.6%
General and administrative expense as
a percentage of revenue	9.4%	9.4%
Interest (income) expense, net	(25)	(15)	(10)
Other (income) expense, net	(172)	(778)	606
Income before taxes and discontinued operations	$9,603	$4,034	$5,569	138.1%
Income before taxes and discontinued operations
as a percentage of revenue	25.9%	15.9%

Production Testing revenues increased during the third quarter of 2011 compared to the prior year period, primarily due to an increase of approximately $9.0 million in domestic revenues. This increase was a result of increased domestic onshore oil and gas drilling activity, as reflected by rig count data. In addition, international revenues increased by approximately $2.7 million, primarily due to increasing activity in Mexico. We expect domestic and Mexican activity levels to continue to be strong in the near term.

The increase in Production Testing gross profit during the second quarter of 2011 was primarily due to the increased domestic activity discussed above. However, gross profit on international operations also increased due to the increased activity in Mexico.

Production Testing income before taxes increased due to the increased gross profit discussed above, but was partially offset by increased administrative expenses and decreased other income. Administrative expenses increased primarily due to increased salaries and employee-related costs. Other income decreased, mainly due to decreased earnings from an unconsolidated joint venture.

Compressco Segment

	Three Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$25,000	$20,105	$4,895	24.3%
Gross profit	8,788	6,917	1,871	27.0%
Gross profit as a percentage of revenue	35.2%	34.4%
General and administrative expense	4,320	2,824	1,496	52.9%
General and administrative expense as
a percentage of revenue	17.3%	14.0%
Interest (income) expense, net	(9)	3	(12)
Other (income) expense, net	602	56	546
Income before taxes and discontinued operations	$3,875	$4,034	$(159)	-3.9%
Income before taxes and discontinued operations
as a percentage of revenue	15.5%	20.1%

The increase in Compressco revenues during the third quarter of 2011 compared to the prior year period was due to an increase of approximately $2.5 million of revenues from sales of compressor units and parts. This increase was primarily due to sales to specific customers pursuant to large on-going purchase programs. Compressco service revenue increased by approximately $2.4 million, due to increased domestic demand for compression services as well as increased activity in Mexico. Activity levels in Mexico are expected to continue to be strong going forward, although Compressco was negatively affected by conditions in Mexico during the previous year due to customer budgetary issues and security disruptions. Compressco’s future activity levels in Mexico could continue to be affected by these issues. Compressco continues to operate at reduced levels of fabrication of new compressor units and expects to do so until demand for its services increases and inventories of available units are reduced.

Compressco gross profit increased during the third quarter of 2011 compared to the prior year period primarily due to the sales of compressor units discussed above. In addition, profitability of Compressco’s domestic and Mexican operations have also increased. Domestic gross profit increased partly due to continuing efforts to reduce operating expenses.

Income before taxes for Compressco decreased during the third quarter of 2011 compared to the prior year period, despite the increased gross profit discussed above. Compressco administrative expenses increased primarily due to increased professional fee expenses and allocated employee-related costs. As a consequence of the June 20, 2011, initial public offering by Compressco Partners, administrative expenses for the Compressco segment have increased as a result of professional fee expenses, increased administrative staff associated with being a separate public limited partnership, and the allocation of a portion of our corporate administrative expenses to Compressco Partners pursuant to the Omnibus Agreement. In addition, the Compressco segment had increased other expense due to foreign currency losses.

Corporate Overhead

	Three Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Gross profit (primarily depreciation expense)	$(626)	$(918)	$292	31.8%
General and administrative expense	8,314	7,860	454	5.8%
Interest (income) expense, net	4,050	4,346	(296)	-6.8%
Other (income) expense, net	646	875	(229)
Income (loss) before taxes and discontinued
operations	$(13,636)	$(13,999)	$363	2.6%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are generally not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011 we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead increased during the third quarter of 2011 compared to the prior year period due to increased corporate administrative costs. This increase in corporate general and administrative costs was due to approximately $0.3 million of increased office expenses and $0.3 million of increased professional and insurance expenses. Net interest expense decreased primarily due to increased interest income on invested cash balances. Other expenses also decreased primarily due to approximately $0.4 million of decreased foreign currency losses.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010.

Consolidated Comparisons

	Nine Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$659,093	$659,429	$(336)	-0.1%
Gross profit	97,845	111,705	(13,860)	-12.4%
Gross profit as a percentage of revenue	14.8%	16.9%
General and administrative expense	84,274	72,338	11,936	16.5%
General and administrative expense as
a percentage of revenue	12.8%	11.0%
Interest expense, net	12,361	12,750	(389)	-3.1%
(Gain) loss on sale of assets	(59,784)	(294)	(59,490)
Other (income) expense, net	14,651	(1,895)	16,546
Income before taxes and discontinued operations	46,343	28,806	17,537	60.9%
Income before taxes and discontinued operations
as a percentage of revenue	7.0%	4.4%
Provision for income taxes	16,372	9,528	6,844	71.8%
Income before discontinued operations	29,971	19,278	10,693	55.5%
Loss from discontinued operations, net of taxes	(63)	(121)	58
Net income	29,908	19,157	10,751	56.1%
Net (income) attributable to noncontrolling interest	(662)	-	(622)
Net income attributable to TETRA stockholders	$29,246	$19,157	$10,089	52.7%

Consolidated revenues for the nine months ended September 30, 2011 decreased compared to the prior year period despite the growth in revenues from each of our segments other than Maritech. In particular, revenues from our Fluids segment increased due to increased international CBF sales activity in the regions we serve as well as increased calcium chloride sales activity, both domestically and internationally. Our Production Testing segment also reported increased revenues, primarily due to increased domestic onshore activity. Our Compressco and Offshore Services segments also reported increased activity. These increases were offset by decreased revenues from our Maritech segment. The decrease in Maritech revenues was primarily caused by the sale during the first eight months of 2011 of approximately 95% of its proved oil and gas reserves as of December 31, 2010. Overall gross profit decreased primarily due to higher excess decommissioning costs incurred by Maritech, although Offshore Services gross profit also decreased. These decreases were partially offset by increased gross profit from our Production Testing and Fluids segments.

Consolidated general and administrative expenses increased during the first nine months of 2011 compared to the prior year period due to approximately $5.7 million of increased salaries, benefits, and other employee-related costs. In addition, general and administrative expenses also increased, due to approximately $2.2 million of increased professional fee expenses, and $1.9 million of increased bad debt expense, primarily due to the reversal of $1.0 million of bad debt expense during the prior year period. In addition, insurance, taxes, and other general expenses increased by approximately $2.3 million.

Net consolidated interest expense decreased during the first nine months of 2011 primarily due to increased interest income resulting from increased cash investments.

Consolidated gains on sales of assets increased significantly during the first nine months of 2011, primarily due to the sale of Maritech oil and gas producing properties, particularly the May 2011 sale of properties to Tana. The aggregate consolidated net gain on these sales of properties during the current year period was approximately $58.5 million.

Consolidated other expense was $14.7 million during the first nine months of 2011 compared to $1.9 million of other income during the prior year period. Other expense during the current year period was due to the $14.2 million charge to expense upon the liquidation of commodity derivative swap contracts in connection with the decision to sell Maritech oil and gas producing properties. In addition, current year other expense includes approximately $1.9 million of decreased foreign currency gains and approximately $0.5 million of decreased earnings from unconsolidated joint ventures compared to the prior year period.

Our provision for income taxes during the first nine months of 2011 increased due to our increased earnings during the current year period compared to the prior year period.

Divisional Comparisons

Fluids Division

	Nine Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$231,588	$203,452	$28,136	13.8%
Gross profit	43,698	34,272	9,426	27.5%
Gross profit as a percentage of revenue	18.9%	16.8%
General and administrative expense	20,363	16,647	3,716	22.3%
General and administrative expense as
a percentage of revenue	8.8%	8.2%
Interest (income) expense, net	57	42	15
Other (income) expense, net	(643)	(510)	(133)
Income before taxes and discontinued operations	$23,921	$18,093	$5,828	32.2%
Income before taxes and discontinued operations
as a percentage of revenue	10.3%	8.9%

The increase in Fluids Division revenues during the first nine months of 2011 compared to the prior year period was primarily due to $18.9 million of increased product sales revenues. This increase was due to $8.9 million of increased CBF product sales revenues, as increased activity internationally, particularly in Brazil, more than offset a decrease in domestic activity. Domestic offshore activity levels continue to be reduced as a result of the uncertain regulations governing offshore drilling activities following the April 2010 Macondo accident. Also contributing to the increased revenues was $10.0 million of increased sales of calcium chloride and other manufactured products, primarily from our El Dorado, Arkansas, calcium chloride plant. In addition, European calcium chloride sales revenues also contributed to this increase. Increased onshore domestic activity levels resulted in approximately $9.2 million of increased service revenues, including increased revenues from frac water services.

Our Fluids Division gross profit increased compared to the prior year period, primarily as a result of the increased gross profit from our chemicals manufacturing operations, both in Europe and from our El Dorado, Arkansas, plant, which continues to improve the efficiency of its operations. In addition, during the prior year period, we reflected certain startup costs associated with the El Dorado plant, which began operations in late 2009. We continue to take steps to improve the operational efficiency of this plant, which are expected to result in continued incremental improvement in plant performance going forward. Associated with these plant operational inefficiencies, in March 2011, we filed a lawsuit in Union County, Arkansas, seeking to recover damages related to certain design and other services provided in connection with the construction of the El Dorado plant. In addition to the improved gross profit from our chemicals manufacturing operations, sales of CBFs also generated increased gross profit, as the increased international activity discussed above more than offset decreased profitability domestically.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above, and despite increased administrative costs and a decrease in other income. Fluids Division administrative costs increased mainly due to increased professional fees and personnel-related costs.

Offshore Division

Offshore Services Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$227,505	$225,620	$1,885	0.8%
Gross profit	33,439	42,593	(9,154)	-21.5%
Gross profit as a percentage of revenue	14.7%	18.9%
General and administrative expense	11,882	12,423	(541)	-4.4%
General and administrative expense as
a percentage of revenue	5.2%	5.5%
Interest (income) expense, net	-	160	(160)
Other (income) expense, net	(1,110)	(141)	(969)
Income before taxes and discontinued operations	$22,667	$30,151	$(7,484)	-24.8%
Income before taxes and discontinued operations
as a percentage of revenue	10.0%	13.4%

Revenues from our Offshore Services segment increased during the first nine months of 2011 compared to the prior year period. Increased offshore well abandonment and decommissioning revenues were largely offset by decreased cutting services and diving services activity and a softer pricing environment. In addition, during May 2011, we sold our onshore abandonment operations, although this sale is not expected to significantly reduce our revenues in the future. During 2010, the BOEMRE issued NTL 2010-G05, the “Idle Iron Guidance” regulations, which require that wells located in federal waters be permanently plugged within three years of becoming uneconomic to operate and that platforms and other infrastructure must be removed within five years of becoming uneconomic to operate. We anticipate that these regulations will increase the future demand for well abandonment and decommissioning services to be performed by our Offshore Services segment. In July 2011, we purchased a new heavy lift derrick barge (which we named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully revolving crane. With this vessel, which we expect to place into service in the Gulf of Mexico during the fourth quarter of 2011, our Offshore Services segment will significantly increase its heavy lift capacity, enabling us to better serve the Gulf of Mexico decommissioning market and to serve customers with heavier structures. Still, we anticipate that levels of Offshore Services segment activity going forward will continue to be lower than the record activity levels we experienced during 2009. Approximately $50.7 million of Offshore Services revenues were from work performed for Maritech during the first nine months of 2011, compared to $51.3 million of such work in the prior year period. These intercompany revenues are eliminated in consolidation. Despite the sale of Maritech’s oil and gas producing properties, a significant amount of abandonment and decommissioning work remains for Maritech.

Gross profit for the Offshore Services segment during the first nine months of 2011 decreased as compared to the prior year period primarily due to decreased profitability of our cutting services and diving services operations and despite increased profitability of our decommissioning operations. A portion of the decrease in gross profit was caused by approximately $5.5 million of due diligence, inspection, and start up costs incurred during the first nine months of 2011 associated with the new heavy lift derrick barge we purchased in July 2011. Overall segment profitability was also affected by a lower pricing environment during the current year period. Due to the anticipated increased activity as a result of the “Idle Iron Guidance” regulations discussed above, we anticipate that pricing and profitability of many of the Offshore Services segment operations will increase going forward.

Offshore Services segment income before taxes decreased due to the decrease in gross profit described above despite decreased administrative expenses, which resulted primarily from decreased salaries and employee-related costs. The decreased gross profit also more than offset the increase in other income, which was primarily generated from the sale of onshore abandonment operations during the second quarter of 2011.

Maritech Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$79,349	$145,552	$(66,203)	-45.5%
Gross profit	(33,683)	(2,273)	(31,410)	1381.9%
Gross profit as a percentage of revenue	-42.4%	-1.6%
General and administrative expense	4,751	2,745	2,006	73.1%
General and administrative expense as
a percentage of revenue	6.0%	1.9%
Interest (income) expense, net	61	(89)	150
Other (income) expense, net	(56,893)	(356)	(56,537)
Income (loss) before taxes and
discontinued operations	$18,398	$(4,573)	$22,971	-502.3%
Income (loss) before taxes and discontinued
operations as a percentage of revenue	23.2%	-3.1%

Maritech revenues decreased during the first nine months of 2011 compared to the prior year period, primarily due to the sale during the current year period of approximately 95% of Maritech’s total proved oil and gas reserves as of December 31, 2010. The most significant sale of oil and gas producing properties was on May 31, 2011, when Maritech completed the sale to Tana of oil and gas properties that collectively represented approximately 79% of Maritech’s December 31, 2010 total proved reserves. As a result of these sales, decreased production volumes resulted in decreased revenues of approximately $49.8 million. In addition to the impact of decreased production, Maritech revenues decreased approximately $15.5 million due to decreased realized prices of Maritech’s natural gas production. Maritech had previously hedged a portion of its expected production cash flows by entering into derivative hedge contracts and its contracts hedging its oil production extended through 2011. However, Maritech’s natural gas hedges expired at the end of 2010. Maritech’s average natural gas price received during the first nine months of 2011 was $4.35/MMBtu compared to the $8.48/MMBtu average realized price received during the prior year period. In April 2011, in connection with the planned sale of oil and gas producing properties to Tana, we liquidated the oil derivative hedge contracts. As a result, beginning April 2011, Maritech’s remaining oil and gas production cash flows are no longer hedged. Including the impact of its oil hedge contracts through March 2011, Maritech reflected average realized oil prices during the first nine months of 2011 of $104.12/barrel compared to $96.60/barrel during the prior year period. Following the above mentioned sales of producing properties, Maritech revenues are expected to be minimal going forward.

Maritech gross profit decreased significantly during the first nine months of 2011 compared to the prior year period due to the decreased revenues discussed above, despite the decrease in operating and depletion expenses as a result of the sold properties. Although oil and gas property impairments decreased approximately $10.6 million, this decrease was more than offset by approximately $23.9 million of increased excess decommissioning costs. A large portion of the excess decommissioning costs recorded during the current year period was associated with properties not operated by Maritech. In addition, Maritech recorded approximately $1.7 million of insurance settlement gains during the prior year period as a result of settlement and claim proceeds from Hurricane Ike damages. Maritech continues to perform significant decommissioning work on its remaining offshore facilities and platforms, and additional charges for decommissioning costs in excess of estimates may occur in future periods.

Despite the decrease in gross profit discussed above, Maritech income before taxes during the first nine months of 2011 increased significantly compared to the prior year period due to approximately $56.6 million ($58.5 million consolidated) of net gains on sales of properties during the current year period associated with the above described sales of producing properties. Partially offsetting this increase in gain on sale was the increase in administrative expenses, primarily due to $0.5 million of salary and employee related expenses, as the decrease in administrative staff during the third quarter of 2011 was more than offset by retention and incentive compensation incurred earlier in the year associated with the sale of Maritech properties. In addition, administrative expense includes an $0.6 million increase in bad debt expenses, primarily due to a prior year period reversal of bad debt expense.

Production Enhancement Division

Production Testing Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$102,009	$75,865	$26,144	34.5%
Gross profit	33,950	16,337	17,613	107.8%
Gross profit as a percentage of revenue	33.3%	21.5%
General and administrative expense	10,477	6,549	3,928	60.0%
General and administrative expense as
a percentage of revenue	10.3%	8.6%
Interest (income) expense, net	(61)	(23)	(38)
Other (income) expense, net	(1,140)	(1,238)	98
Income before taxes and discontinued operations	$24,674	$11,049	$13,625	123.3%
Income before taxes and discontinued operations
as a percentage of revenue	24.2%	14.6%

Production Testing revenues increased during the first nine months of 2011 due to an increase of approximately $24.4 million in domestic revenues. This increase was a result of increased domestic onshore oil and gas drilling activity, as reflected by rig count data. In addition, international revenues increased by approximately $1.8 million, as decreased revenues associated with a South American technical management contract were more than offset by revenues from increased Mexico activity.

The increase in Production Testing gross profit during the first nine months of 2011 was primarily due to the increased domestic activity discussed above and the increased efficiencies at the higher activity levels. Gross profit on international Production Testing operations also increased during the nine month period primarily due to increased profitability on the South American technical management contract, despite the decreased revenues from the contract.

Production Testing income before taxes increased due to the increased gross profit discussed above. These increases were partially offset by increased administrative expenses primarily from increased salary and other employee-related costs during the 2011 period. In addition, the Production Testing segment reflected increased office and professional fees, as well as increased bad debt expense, particularly associated with the segment’s Libyan operations. Other income decreased due to approximately $0.2 million of decreased foreign currency losses.

Compressco Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Revenues	$69,210	$61,281	$7,929	12.9%
Gross profit	22,332	22,683	(351)	-1.6%
Gross profit as a percentage of revenue	32.3%	37.0%
General and administrative expense	9,836	8,344	1,492	17.9%
General and administrative expense as
a percentage of revenue	14.2%	13.6%
Interest (income) expense, net	(11)	36	(47)
Other (income) expense, net	818	136	682
Income before taxes and discontinued operations	$11,689	$14,167	$(2,478)	-17.5%
Income before taxes and discontinued operations
as a percentage of revenue	16.9%	23.1%

The increase in Compressco revenues was due to an increase of approximately $4.8 million of revenues from sales of compressor units and parts during the first nine months of 2011 compared to the prior year period. This increase was primarily due to sales of compressor units to specific customers pursuant to large and on-going purchase programs. Compressco service revenue increased by approximately $3.2 million primarily due to increased domestic demand for compression services. To a lesser extent, service revenue also increased due to increased international demand, particularly in Mexico, where demand is expected to further increase going forward. Compressco’s continuing growth could be negatively affected by conditions in Mexico, where customer budgetary issues and security disruptions have reduced activity levels. Compressco continues to operate at reduced levels of fabrication of new compressor units and expects to do so until demand for its services increases and inventories of available units are reduced.

Compressco gross profit decreased during the first nine months of 2011 compared to the prior year period primarily due to its domestic operations, where increased operating expenses hampered profitability. These decreases in domestic gross profit were partially offset by increased international gross profit, resulting from the increased activity level discussed above. The decreased domestic gross profit was due to increased costs incurred, particularly during the first half of 2011. Our Compressco segment continues to seek ways to reduce its operating expenses in the future.

Income before taxes for Compressco decreased during the first nine months of 2011 compared to the prior year period, primarily due to increased administrative expense. Compressco administrative expenses increased primarily due to increased professional fee expenses and allocated employee-related costs. Also as a consequence of Compressco Partners’ initial public offering, administrative expenses for the Compressco segment have increased as a result of professional fee expenses and increased administrative staff associated with being a separate public limited partnership and the allocation of a portion of our corporate administrative expenses to Compressco Partners pursuant to the Omnibus Agreement. In addition, the Compressco segment had increased other expense primarily due to increased foreign currency losses.

Corporate Overhead

	Nine Months Ended
	September 30,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)

Gross profit (primarily depreciation expense)	$(1,999)	$(2,427)	$428	17.6%
General and administrative expense	26,964	25,629	1,335	5.2%
Interest (income) expense, net	12,315	12,625	(310)	-2.5%
Other (income) expense, net	15,475	(80)	15,555
Income (loss) before taxes and discontinued
operations	$(56,753)	$(40,601)	$(16,152)	-39.8%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are generally not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011 we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead increased significantly during the first nine months of 2011 compared to the prior year period, primarily due to increased other expense which resulted from approximately $14.2 million of increased hedge ineffectiveness loss. This increased hedge ineffectiveness loss was due to the April 2011 liquidation of hedge derivative contracts, following the planned sale of a significant portion of Maritech oil and gas producing properties, which resulted in a $14.2 million charge to corporate other expense for hedge ineffectiveness. In addition, other expense increased due to approximately $1.0 million of decreased foreign currency gains. Corporate administrative costs increased due to approximately $0.8 million of increased salaries and other general employee expenses and approximately $0.9 million of increased insurance and tax expenses. These increases were partially offset by approximately $0.4 million of decreased professional fee expenses.

Liquidity and Capital Resources

Following the sales of Maritech properties, the June 2011 initial public offering of our Compressco Partners subsidiary, and the July 2011 purchase of the heavy lift barge, we had consolidated cash of approximately $224.9 million as of September 30, 2011. Approximately $19.6 million of this cash balance is held by Compressco Partners and is unavailable for our general purposes. The sale of approximately 95% of Maritech oil and gas reserves generated approximately $181.5 million of net cash proceeds, primarily from the May 2011 sale of properties to Tana. These sales of Maritech properties have significantly changed our liquidity position and the nature of our cash flows from operating and investing activities; however, Maritech has retained approximately $125.9 million of decommissioning liabilities, and performing this decommissioning work will continue to represent a significant use of our cash provided from operations over the next two years. The June 2011, initial public offering by our Compressco Partners subsidiary generated approximately $42.3 million of proceeds to Compressco Partners, net of offering expenses. From these proceeds, Compressco Partners used $32.2 million to repay to us certain intercompany note balances. Following the offering, we continue to consolidate Compressco Partners as part of our Compressco segment in our consolidated financial statements; however, separate cash balances are now maintained by Compressco Partners to satisfy its operating requirements as well as to fund quarterly distributions pursuant to its partnership agreement.

During 2011, we have made significant investments in our Offshore Services and Production Testing segments in anticipation of future growth, and we plan to make additional capital expenditure investments as needed for each of our businesses, excluding Maritech. The timing of these planned capital expenditures will be managed in light of the current economic uncertainty, as well as the ongoing regulatory uncertainty faced by many of our offshore Gulf of Mexico customers. With the exception of the July 2011 purchase of a heavy lift derrick barge that was funded from our available cash, our recent capital expenditure activity has been funded from our operating cash flows. Our financial resources include available cash, future operating cash flows, borrowing capacity under our bank revolving credit facilities, and additional debt and equity financing capacity. Our strategy to grow our remaining businesses includes the utilization of these financial resources to grow our businesses organically and pursue suitable acquisitions.

Operating Activities

Cash flows generated by operating activities totaled approximately $48.4 million during the first nine months of 2011 compared to $119.4 million during the prior year period, a decrease of $71.0 million or 59.5%. Approximately $39.8 million of this decrease was from prior period operating cash flows that were generated from insurance settlements and claims proceeds from a portion of Maritech’s insurance coverage related to damages suffered from Hurricane Ike during 2008. The remaining decrease in operating cash flows during 2011 was due to decreased earnings excluding the gain on sales of assets during the current year period.

Operating cash flows for our offshore Gulf of Mexico operations continue to be negatively affected by the continuing regulatory uncertainties and delays that have followed the April 2010 Macondo oil spill in the U.S. Gulf of Mexico. As a result of the Macondo oil spill, regulatory requirements for offshore operators, particularly deepwater operators, have increased. Although the deepwater drilling moratorium was lifted in October 2010, the impact of regulatory uncertainty is expected to continue to negatively affect the cost and timing of offshore activities in the future, perhaps significantly. Although offshore rig count levels in the U.S. Gulf of Mexico have continued to increase during the past twelve months, they are still below pre-Macondo spill levels. Future operating cash flows for the offshore activities of our Fluids and Offshore Services segments will continue to be largely dependent upon the level of offshore oil and gas industry activity in the U.S. Gulf of Mexico region. For certain of our businesses, increased government regulations could affect us positively. However, to the extent more stringent government regulations affecting deepwater and shallow water drilling are enacted, our future revenues and operating cash flows could be negatively affected overall.

Offshore well abandonment and decommissioning operations in the U.S. Gulf of Mexico are governed by NTL 2010-G05 “Idle Iron Guidance” regulation, which requires that wells must be plugged within three years of becoming uneconomic and platform and other infrastructure must be removed within five years of becoming uneconomic to operate. Previously, the requirement was to perform this work after the last well in a field was depleted. The BOEMRE identified approximately 3,500 nonproducing wells and 650 oil and gas production platforms that meet the new criteria currently. In October 2011, the BOEMRE’s responsibilities were divided between the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE), which will oversee the provisions of the “Idle Iron Guidance.” These “Idle Iron Guidance” requirements are expected to increase the future demand for the abandonment and decommissioning services of our Offshore Services segment.

As of September 30, 2011, and following the sale of substantially all of Maritech’s producing oil and gas properties, the estimated third-party discounted fair value, including an estimated profit, of Maritech’s decommissioning liabilities totals $125.9 million, and our future operating cash flow will continue to be affected by the actual timing and amount of these decommissioning expenditures. During the three and nine months ended September 30, 2011, Maritech expended approximately $22.6 million and $66.1 million, respectively, on well abandonment and decommissioning work performed. Approximately $109.0 million of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liabilities is expected to occur prior to September 30, 2012. Maritech’s remaining decommissioning liabilities relate primarily to the inventory of abandonment and decommissioning work, including an estimated profit margin, to be completed over the next two years. Our Offshore Services segment is expected to perform the significant majority of this work. The amount and timing of the cash outflows associated with all of Maritech’s remaining decommissioning liabilities are estimated based on expected costs and project scheduling. Such estimates are imprecise and subject to change due to changing cost estimates, further changes to BSEE requirements, and other factors.

In some cases, the previous owners of the properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, which partially offsets Maritech’s future expenditures. Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. As of September 30, 2011, Maritech’s total undiscounted decommissioning obligation is approximately $134.7 million and consists of Maritech’s total liability of $125.4 million plus $9.3 million of such contractual reimbursement arrangements with the previous owners. An additional $12.1 million of such contractual reimbursement arrangements as of September 30, 2011, is classified as receivable assets related to amounts waiting to be invoiced and collected.

While the overall global economy continues to be difficult to predict, industry rig count and other data indicates that domestic oil and gas industry spending is increasing, spurred by the current strong pricing for crude oil and the recent trends for onshore shale exploitation. Demand for a large portion of our products and services is driven by oil and gas drilling and production activity, which is affected by oil and natural gas commodity pricing. In particular, our Production Testing and Fluids segments reported increased domestic onshore activity levels during the last half of 2010 and the first nine months of 2011. We are anticipating similar increases in revenues and cash flows for these businesses throughout the remainder of 2011; however, these anticipated increases are expected to continue to be significantly below the levels generated by these businesses during the first half of 2008.

During the past two years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, debris removal, and platform construction associated with six offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. As of September 30, 2011, Maritech has remaining work associated with two of the downed platforms. The estimated cost to perform the remaining abandonment, decommissioning, and debris removal is approximately $33.1 million net to our interest before any insurance recoveries. Due to the unique nature of the remaining work to be performed, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. All of this $33.1 million estimated amount has been accrued as part of Maritech’s decommissioning liabilities. Maritech has additional maximum remaining insurance coverage available of approximately $19.5 million, all of which relates to Hurricane Ike, although a portion of these costs may not be reimbursed. One of the underwriters associated with our windstorm insurance coverage for Hurricane Ike damages has contested whether certain repair costs incurred are covered costs under the policy. During December 2010, we initiated legal proceedings against this underwriter in an attempt to collect the amount of claim reimbursements provided for under the policy. The timing of the collection of any future reimbursements is beyond our control, and we will continue to use a significant amount of our working capital until such reimbursements are received.

Last year’s explosion and subsequent oil spill at the Macondo well evidences the general operating risks associated with offshore oil and gas activities. While we have no liability associated with this specific incident, we are subject to operating hazards normally associated with the oilfield service industry and offshore oil and gas production operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and environmental accidents. We maintain various types of business insurance that would be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including removal of debris, operator’s extra expense, control of well, and pollution and clean up coverage. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We have elected not to maintain windstorm insurance on Maritech’s remaining offshore oil and gas property assets. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that it submits to BSEE. Maritech has designated employees and third-party contracts in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities

During the first nine months of 2011, we generated $60.1 million of cash flows from investing activities, reflecting the significant proceeds received from asset sales, primarily from the sales of Maritech properties. During the nine months ended September 30, 2011, we expended $99.9 million of capital expenditures. This capital expenditure activity was spread among each of our operating segments. For certain of our businesses, our capital expenditure plans have been, and will continue to be, reviewed carefully, and a significant amount of planned capital expenditures have been deferred until activity levels increase. This restraint on capital expenditure activity may also affect future growth. The sale of our Maritech assets ended our investing activities on oil and gas exploration and development activities, which was previously a significant portion of our total investing activities. With a portion of the proceeds from the sale of these Maritech assets, in July 2011, we purchased a heavy lift derrick barge with a 1,600-metric-ton lift capacity, fully revolving crane for approximately $62.8 million. Additional costs have been subsequently incurred for inspection, transportation, and outfitting costs on this barge prior to placing it into service, and will result in a total investment in the barge of approximately $71 million. This asset purchase significantly expanded the capability of our Offshore Services segment, and enables us to serve customers with heavier structures in the Gulf of Mexico.

During the first nine months of 2011, our cash capital expenditures totaled approximately $99.9 million. In March 2011, we also expended $1.5 million for the acquisition of a consulting service business associated with our Offshore Services segment. Approximately $13.2 million of capital expenditures during the first nine months of 2011 was expended by our Fluids Division, approximately $3.5 million of which related to the ongoing modification of our calcium chloride plant facility. Our Offshore Division expended approximately $63.2 million, consisting of approximately $55.9 million of expenditures by its Offshore Services segment, primarily for the heavy lift derrick barge discussed above. In addition, the Offshore Division expended $7.3 million of development expenditures for Maritech prior to the sale of substantially all of its oil and gas properties. Our Production Enhancement Division spent approximately $22.5 million, consisting of approximately $13.2 million by the Production Testing segment to replace or enhance a portion of its production testing equipment fleet and approximately $9.3 million by the Compressco segment for general infrastructure needs, along with expansion of its wellhead compressor fleet. Corporate capital expenditures were approximately $0.9 million.

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

Our Bank Credit Facility

We have a revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of November 9, 2011, we did not have any outstanding balance on the revolving credit facility, although we had $8.1 million in letters of credit and guarantees against the $278 million availability under the revolving credit facility, leaving a net availability of $269.9 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions.

Under the Credit Agreement, which matures on June 26, 2015, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit facility is dependent upon our ability to comply with the financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the credit agreement and acceleration of any outstanding balances. In June 2011, associated with the contribution of the majority of the operations and related assets and liabilities of our Compressco segment into Compressco Partners, Compressco Partners was designated as an unrestricted subsidiary and is no longer a borrower or a guarantor under our bank credit facility.

The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of September 30, 2011. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

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

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of September 30, 2011. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a new credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries are guarantors. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes borrowing capacity of $20.0 million (less $3.0 million that is required to be set aside as a reserve that cannot be borrowed) that is available for letters of credit (with a sublimit of $5.0 million) and an uncommitted $20.0 million expansion feature. The Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as Compressco Partners is not in default, the Partnership Credit Agreement could also be used to fund Compressco Partners’ quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of September 30, 2011, there is no balance outstanding under the Partnership Credit Agreement. The maturity date of the Partnership Credit Agreement is June 24, 2015.

All obligations under the Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of the assets (excluding real property) of Compressco Partners and its existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of its existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners’ option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Partnership Credit Agreement, Compressco Partners is required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners’ ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions or other restricted payments. The Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common units, but only if there is no default or event of default under the facility. If an event of default occurs, the lenders are entitled to take various actions, including the acceleration of amounts due under the Partnership Credit Agreement and all actions permitted to be taken by secured creditors.

Other Sources

In addition to the revolving credit facility provided by our Credit Agreement, we fund our short-term liquidity requirements from existing cash balances, cash generated by operations, short-term vendor financing and, to a lesser extent, leasing with institutional leasing companies. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital. As discussed above, our Credit Agreement and the Partnership Credit Agreement each mature in 2015 and our Senior Notes mature at various dates between April 2013 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to utilize our equity to fund our capital needs, dilution to our common stockholders could occur.

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

Off Balance Sheet Arrangements

As of September 30, 2011, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in lawsuits and respondents in governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. On August 22, 2011, the Court issued a Preliminary Approval Order preliminarily approving the settlement of the suit as set forth in the Stipulation of Settlement dated August 12, 2011 (the Stipulation). The Stipulation does not provide for the payment of monetary compensation to stockholders; rather, it provides for certain additions to our corporate governance policies and procedures and for the payment of plaintiff’s attorneys’ fees and litigation expenses, which will be paid by our insurers. On October 17, 2011, the Court granted final approval of the settlement.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, including the recent sales of oil and gas properties and the anticipated benefits to be realized from these sales, asset recoveries, expected benefits associated with our purchase of a heavy lift derrick barge, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2010, and this Quarterly Report on Form 10-Q, and are set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In April 2011, in connection with a purchase and sale agreement to sell a significant amount of Maritech’s remaining oil and gas properties, we liquidated the derivative swap financial instruments that were designated as hedges of Maritech’s future oil production. As a result, we are exposed to the commodity price risk associated with Maritech’s oil and natural gas production that we continue to own following the sale. Due to the minimal amount of expected production following the sale, such commodity price risk exposure is not expected to be significant.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are named defendants in lawsuits and respondents in governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

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

Despite the sale of approximately 95% of Maritech’s yearend oil and gas reserves, we have retained decommissioning liabilities of approximately $125.9 million associated with offshore platforms and associated wells to be decommissioned and abandoned. During the second quarter of 2011, we determined that the cost of premiums and the associated deductibles and coverage limits for windstorm damage for Maritech’s remaining offshore platforms and wells was uneconomical. Therefore, Maritech has discontinued its insurance coverage for windstorm damage for the 2011 hurricane season. Accordingly, Maritech is currently exposed to losses from windstorm damages during the current year and may be similarly exposed to storms in future years if we do not purchase windstorm insurance coverage. Depending on the severity and location of the storms, such losses could be significant and could have a material adverse effect on our financial position, results of operation, and cash flows.

There can be no assurance that future windstorm insurance coverage with more favorable premiums and deductible and maximum coverage amounts will be available in the market or that its cost will be justifiable. There can be no assurance that any windstorm insurance will be adequate to cover losses or liabilities associated with such windstorms. We cannot predict the continued availability of insurance or its availability at premium levels that justify its purchase.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Jul 1 - Jul 31, 2011	20	(2)	$13.19	-	$14,327,000
Aug 1 - Aug 31, 2011	696	(2)	10.54	-	14,327,000
Sep 1 - Sep 30, 2011	11,800	(2)	10.12	-	14,327,000
Total	12,516			-	$14,327,000

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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

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

TETRA Technologies, Inc.
Date: November 9, 2011	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: November 9, 2011	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: November 9, 2011	By:	/s/Ben C. Chambers
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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010; (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Financial Statements for the nine months ended September 30, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.