Form 10-K
period 2011-12-31
TETRA TECHNOLOGIES INC
filed 2012-02-29
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]

THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $949,427,472 AS OF JUNE 30, 2011, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
NUMBER OF SHARES OUTSTANDING OF THE ISSUER’S COMMON STOCK AS OF FEBRUARY 27, 2012 WAS 77,516,344 SHARES.
DOCUMENTS INCORPORATED BY REFERENCE
PART III INFORMATION IS INCORPORATED BY REFERENCE TO THE REGISTRANT’S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 8, 2012 TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE END OF THE REGISTRANT’S FISCAL YEAR.

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

PART I

Item 1. Business.

General

We are a geographically diversified oil and gas services company focused on completion fluids and associated products and services, production testing, wellhead compression, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic exploration and production business. We are composed of five reporting segments organized into three divisions – Fluids, Production Enhancement, and Offshore.

Our Fluids Division manufactures and markets certain clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of non-energy markets.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides production testing services in many of the major oil and gas basins in the United States. In addition, the Production Testing segment has operations in certain onshore basins in regions in Mexico, Brazil, North Africa, the Middle East, and other foreign markets.

The Compressco segment, primarily through its Compressco Partners, L.P. subsidiary, provides wellhead compression-based and other production enhancement services throughout many of the onshore producing regions of the United States, as well as certain onshore basins in Mexico, Canada, and certain countries in South America, Europe, Asia, and other international locations.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea oil and gas services such as well plugging and abandonment, and wireline services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services.

The Maritech segment is an oil and gas exploration, development, and production operation focused in the offshore and onshore U.S. Gulf Coast region. During 2011, Maritech sold approximately 95% of the proved reserves it owned as of December 31, 2010, and is seeking to sell its remaining oil and gas producing property interests. Maritech’s remaining operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells, facilities and production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment.

We continue to pursue a growth strategy that includes expanding our existing businesses, with the exception of Maritech, both through internal growth and acquisitions, domestically and internationally. For financial information for each of our segments, including information regarding revenues and total assets, see “Note Q – Industry Segments and Geographic Information” contained in the Notes to Consolidated Financial Statements.

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

Products and Services

Fluids Division

Liquid calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, and similar products manufactured by our Fluids Division are referred to as clear brine fluids (CBFs) in the oil and gas industry. CBFs are salt solutions that have variable densities and are used to control bottomhole pressures during oil and gas completion and workover operations. Although they are used in many types of wells, demand for CBFs is greater in offshore well operations. Our Fluids Division sells CBFs and CBF additives to U.S. and foreign oil and gas exploration and production companies and distributes them to other companies that service customers in the oil and gas industry.

Our Fluids Division provides both basic and custom-blended CBFs based on our customers’ specific needs and the proposed application. We also provide a broad range of associated services, including onsite fluids filtration, handling, and recycling; wellbore cleanup; fluid engineering consultation; and fluid management services; as well as high-volume water transfer and treatment services for fracturing operations. We offer to repurchase (buyback) from customers used CBFs, which we are able to recondition and recycle. Selling used CBFs back to us reduces the net cost of the CBFs to our customers and minimizes the need to dispose of used fluids. We recondition used CBFs through filtration, blending, and the use of proprietary chemical processes, and then market the reconditioned CBFs.

By blending different CBFs and using various additives, we are able to modify the specific density, crystallization temperature, and chemical composition of the CBFs as necessary. The Division’s fluid engineering personnel determine the optimal CBF blend for a customer’s particular application to maximize their effectiveness and lifespan. Our filtration services use a variety of techniques and equipment to remove particulates from CBFs at the customer’s site, so they can be reused. Filtration also enables recovery of a greater percentage of used CBFs for reconditioning.

The Fluids Division manufactures liquid and dry calcium chloride, liquid calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide for distribution primarily into energy markets. Liquid and dry calcium chloride are also sold into the water treatment, industrial, cement, food processing, road maintenance, ice melt, agricultural, and consumer products markets. Liquid sodium bromide is also sold into the industrial water treatment markets, where it is used as a biocide in recirculated cooling tower waters and in other applications.

Our liquid and dry calcium chloride production facilities are located in the United States and Europe. We also acquire liquid and dry calcium chloride inventory from other producers. Domestically, we manufacture calcium chloride at five manufacturing plant facilities, the largest of which is our plant near El Dorado, Arkansas, which produces liquid and flake calcium chloride products. Liquid and flake calcium chloride are also produced at our Kokkola, Finland, plant. We operate our European calcium chloride manufacturing operations under the name TETRA Chemicals Europe. We manufacture liquid calcium chloride at our facilities in Parkersburg, West Virginia, and Lake Charles, Louisiana, and we have two solar evaporation plants located in San Bernardino County, California, that produce liquid calcium chloride from underground brine reserves. All of our calcium chloride production facilities have a combined production capacity of more than 1.5 million liquid equivalent tons per year.

We manufacture calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas, production facility. A patented and proprietary production process utilized at this facility uses bromine and zinc to manufacture zinc bromide. This facility also uses proprietary processes to manufacture calcium bromide and sodium bromide and to recondition and upgrade used CBFs repurchased from our customers.

See “Note Q – Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about this Division.

Production Enhancement Division

The Production Testing segment of the Production Enhancement Division provides post-frac flow back and well testing services. The segment provides well flow management and evaluation services and data that enables operators to quantify reserves, optimize production, and minimize oil and gas reservoir damage. In addition to flow back and well testing, the Production Testing segment provides well control, well cleanup, and laboratory analysis services. The Production Testing segment also provides early-life production solutions designed for newly producing oil and gas wells and provides late-life production enhancement solutions designed to boost and extend the productive life of oil and gas wells. Many of these services involve sophisticated evaluation techniques for reservoir management, including unconventional shale reservoir exploitation and optimization of well workover programs.

The Production Testing segment maintains one of the largest fleets of high pressure production testing equipment in the United States, including equipment designed to work in environments where high levels of hydrogen sulfide gas are present. The Production Testing segment has operating locations in Louisiana, Oklahoma, Pennsylvania, and throughout Texas. Internationally, the segment has locations in Mexico and South America, North Africa, the Middle East, and Asia.

The Production Enhancement Division also operates under a technical management contract to perform engineering, procurement, and installation of equipment needed for the cleanup and removal of oil bearing materials at two refinery locations in South America. The remaining services to be provided under this contract are expected to continue to be performed in stages over the next two to three years.

The Division’s Compressco segment provides wellhead compression-based production enhancement services to a broad base of natural gas and oil exploration and production companies. These production enhancement services primarily consist of wellhead compression, related liquids separation, gas metering, and vapor recovery services. In certain circumstances, Compressco also provides ongoing well monitoring services and, in Mexico, automated sand separation services in connection with its primary production enhancement services. Virtually all of our Compressco segment’s operations are conducted through our subsidiary, Compressco Partners, L.P. (Compressco Partners), a Delaware limited partnership. We own approximately 83% of the outstanding ownership interest of Compressco Partners.

Although Compressco’s services are applied primarily to mature wells with low formation pressures, they are also utilized effectively on newer wells that have experienced significant production declines, wells that are characterized by lower formation pressures, and in other applications. Compressco’s field services are performed by its highly trained staffs of regional service supervisors, optimization specialists, and field mechanics. In addition, Compressco designs and manufactures a majority of the compressors it uses to provide production enhancement services and in certain markets sells compressor units to customers. Compressco’s fleet of compressor units totaled 3,653 as of December 31, 2011, of which 2,941 units were in service, representing an increase in the number of units in service of approximately 8.5% from the prior year.

Compressco primarily utilizes its natural gas powered GasJack® and electric VJackTM compressor units to provide its wellhead compression services. The GasJack® unit increases gas production by reducing surface pressure to allow wellbore liquids that would normally block gas flow to produce up the well. The liquids are separated from the gas and liquid-free gas flows into the GasJack® unit, where the gas is compressed. That gas is then cooled before being sent to the gas sales line. The separated fluids are either stored in an onsite customer-provided tank or injected into the gas sales line for separation downstream. The 46-horsepower GasJack® unit is an integrated power/compressor unit equipped with an industrial 460-cubic inch, V-8 engine that uses natural gas from the well to power one bank of cylinders that, in turn, powers the other bank of cylinders, which provide compression. Compressco utilizes its 40-horsepower electric VJackTM compressor unit to provide production enhancement services on wells located in larger, mature oil fields and in environmentally sensitive areas where electric power is available at the production site. In addition Compressco uses its VJackTM compressor unit on oil wells or liquid-rich gas wells at both the early and late stages of their productive lives. Compressco believes that its VJackTM unit provides production uplift with zero engine-driven emissions and requires significantly less maintenance than a natural gas powered compressor. The VJackTM unit is primarily designed for vapor recovery applications (to capture natural gas vapors emitting from closed storage tanks after production and to reduce storage tank pressures) and backside pumping applications on oil wells.

Compressco utilizes its GasJack® and VJackTM units to provide compression services to its customers, primarily on a month-to-month basis. Compressco services its compressors and provides maintenance service on sold units through a staff of mobile field technicians who are based throughout Compressco’s market areas.

See “Note Q – Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about this Division.

Offshore Division

Our Offshore Division consists of two separate operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea services such as well plugging and abandonment (P&A), workover, and wireline services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services. We provide these services to offshore oil and gas operators primarily in the U.S. Gulf of Mexico. We offer comprehensive, integrated services, including individualized engineering consultation and project management services. The Maritech segment is an oil and gas exploration, development, and production operation in the offshore and onshore U.S. Gulf Coast region. During 2011, Maritech sold approximately 95% of its proved reserves. Maritech’s remaining operations consist primarily of the ongoing abandonment and decommissioning of its remaining offshore wells, facilities and production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment. In addition, Maritech is seeking to sell its remaining interests in oil and gas producing properties.

In providing services, our Offshore Services segment utilizes offshore rigless P&A packages, three heavy lift vessels, several dive support vessels and other dive support assets. In addition, we lease other assets from third parties and engage third-party contractors whenever necessary. The Offshore Services segment provides a wide variety of contract diving services to its customers through our subsidiary, Epic Diving & Marine Services (Epic). Well abandonment, decommissioning, and certain construction services are performed primarily offshore in the U.S. Gulf of Mexico. The Offshore Services segment provides onshore and offshore cutting services and tool rentals through its E.O.T. Cutting (EOT) operations. The Offshore Services segment’s electric wireline operation specializes in cased-hole logging, mechanical completion services, plugbacks, bridge plugs and packer services, pipe recovery (cased and openhole), perforating, and tubing-conveyed perforating services. The Offshore Services segment also utilizes specialized equipment and engineering expertise to address a variety of specific platform construction and decommissioning issues, including those associated with platforms toppled or severely damaged by hurricanes. The Offshore Services segment provides services to major oil and gas companies and independent operators, including Maritech, through its facilities located in Lafayette, Broussard, Belle Chasse, and Houma, Louisiana.

The size of our Offshore Services segment’s fleet of service vessels has expanded and contracted in recent years in response to the changing demand for its services. Including the new 1,600-metric-ton heavy lift derrick barge we purchased in July 2011, we currently have three vessels capable of performing heavy lift decommissioning and construction projects and integrated operations on oil and gas production platforms. In addition, the Offshore Services segment leases additional dive support vessels as they are needed. One of these leased vessels, the Adams Challenge, as well as one of the Offshore Services segment’s owned dive support vessels, the Epic Explorer, include saturation diving systems that are rated for up to 1,000-foot dive depths.

Among other factors, demand for our Offshore Service segment’s operations in the Gulf of Mexico is affected by federal regulations governing the abandonment and decommissioning of offshore wells, production platforms and pipelines, particularly following the April 2010 Macondo well oil spill. Regulations issued by the Bureau of Ocean Energy, Management, Regulation, and Enforcement (BOEMRE) include Notice To Lessees 2010-G05: “Decommissioning Guidance for Wells and Platforms” (NTL 2010-G05, known as the “Idle Iron Guidance”), which requires that permanent plugs be set in nearly 3,500 nonproducing wells in the U.S. Gulf of Mexico and that approximately 650 oil and gas production platforms in the U.S. Gulf of Mexico be dismantled if they are no longer being used. In October 2011, the BOEMRE’s responsibilities were divided between the Bureau of Ocean Energy Management (BOEM) and the Bureau of Safety and Environmental Enforcement (BSEE), which will oversee the provisions of the “Idle Iron Guidance”. The “Idle Iron Guidance” became effective October 15, 2010, and requires that operators perform and report decommissioning and abandonment plans and activities in accordance with BSEE requirements. The NTL 2010-G05 regulations provide specific guidelines for the maximum time that an operator has to permanently plug and abandon wells and decommission platforms and related facilities after the occurrence of certain events, including the end of useful operations, cessation of commercial production, and expiration of the lease.

The sales of almost all of Maritech’s oil and gas producing properties during 2011 have essentially removed us from the oil and gas exploration and production business, and all of Maritech’s significant oil and gas acquisition, development, and exploitation activities have ceased. During late 2010, we elected to explore strategic alternatives to our ownership of Maritech in order to conserve and reallocate capital to, and allow us to focus on, our remaining core businesses. As part of this strategic decision, beginning in February 2011, Maritech began selling oil and gas properties. Most significantly, in May 2011, Maritech sold approximately 79% of its proved oil and gas reserves as of December 31, 2010, to Tana Exploration Company LLC (Tana), a subsidiary of TRT Holdings, Inc., pursuant to a Purchase and Sale Agreement dated April 1, 2011. The sale was made for a base purchase price of $222.3 million. At the closing of the sale, Tana assumed approximately $72.7 million of associated asset retirement obligations, and Maritech received $173.3 million cash. In addition to the sale to Tana, Maritech sold other oil and gas property interests in separate transactions, with the most recent sale occurring in August 2011. Maritech is seeking to sell its remaining oil and gas property interests during 2012. Maritech continues to perform a significant amount of plugging, abandonment, and decommissioning work on its remaining offshore wells, facilites and production platforms as part of its strategy to reduce its risk from hurricanes. During the three year period ended December 31, 2011, Maritech has expended approximately $277.3 million on such efforts. Approximately $132.8 million of Maritech decommissioning liabilities remain as of December 31, 2011, and approximately $105.0 million of this amount is planned to be performed during 2012.

Maritech’s decommissioning liabilities are established based on what it estimates a third party would charge to plug and abandon the wells, decommission the pipelines and platforms, and clear the sites. We review the adequacy of Maritech’s decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities being recorded. For a further discussion of Maritech’s adjustments to its decommissioning liabilities, see “Note I – Decommissioning and Other Asset Retirement Obligations” in the Notes to Consolidated Financial Statements.

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

The Division produces liquid calcium chloride, either from underground brine reserves or by reacting hydrochloric acid with limestone. The Division also purchases liquid and dry calcium chloride from a number of U.S. and foreign chemical manufacturers. Our El Dorado, Arkansas, plant produces liquid and flake calcium chloride, utilizing brine (tail brine) obtained from Chemtura Corporation (Chemtura) that contains calcium chloride. We also produce calcium chloride at our two plants in San Bernardino County, California, by solar evaporation of underground brine reserves that contain calcium chloride. These underground brine reserves are deemed adequate to supply our foreseeable need for calcium chloride at those plants.

The Division’s primary sources of hydrochloric acid are chemical co-product streams obtained from chemical manufacturers. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. Currently, hydrochloric acid and limestone are generally available from multiple sources. We obtain raw materials utilized by our Lake Charles, Louisiana, facility from a variety of sources to produce liquid calcium chloride. Due to our inability to obtain raw materials on an economic basis for this facility, during the fourth quarter of 2010 we determined that the future operating cash flows for the Lake Charles, Louisiana, facility were no longer adequate to support its carrying value and recorded an impairment of the net asset carrying value for this plant. In February 2011, we shut down the pellet plant operation at the Lake Charles, Louisiana, plant, however, we continue to produce liquid calcium chloride at this plant when economically priced hydrochloric acid is available.

To produce calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas, facility, we use bromine, hydrobromic acid, zinc, and lime as raw materials. There are multiple sources of zinc that we can use in the production of zinc bromide and zinc calcium bromide. We have a long-term supply agreement with Chemtura, under which the Division purchases its requirements of raw material bromine from Chemtura’s Arkansas bromine facilities. In addition, we have a long-term agreement with Chemtura under which Chemtura supplies the Division’s El Dorado calcium chloride plant with raw material tail brine from its Arkansas facilities.

We also own a calcium bromide manufacturing plant near Magnolia, Arkansas, that was constructed in 1985. This plant was acquired in 1988 and is not operable. We currently lease approximately 33,000 gross acres of bromine-containing brine reserves in the vicinity of this plant. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. Development of the brine field, construction of necessary pipelines, and reconfiguration of the plant would require a substantial capital investment. The long-term Chemtura bromine supply agreement discussed above provides us with a secure supply of bromine to support the Division’s current operations. We do, however, continue to evaluate our strategy related to the Magnolia, Arkansas, assets and their future development. Chemtura holds certain rights to participate in future development of the Magnolia, Arkansas, assets.

The Production Testing segment of our Production Enhancement Division purchases its production testing equipment and components from third-party manufacturers. The Compressco segment designs and assembles the compressor units it uses to provide wellhead compression-based production enhancement services. Some of the components used in the assembly of compressor units and production testing equipment are obtained from a single supplier or a limited group of suppliers. We do not have long-term contracts with these suppliers or manufacturers. Should we experience unavailability of the components we use to assemble our equipment, we believe that there are adequate, alternative suppliers and that any impact would not be severe.

Market Overview and Competition

Fluids Division

Our Fluids Division provides CBFs, drilling and completion fluid systems, additives, filtration services, wellbore cleanup services, frac water handling and treatment services, and other related products and services to oil and gas exploration and production companies, onshore and offshore, in the United States and certain foreign markets. Current areas of market presence include the onshore U.S., the U.S. Gulf of Mexico, the North Sea, Mexico, and certain countries in South America, Europe, Asia, the Middle East, and Africa. During the past two years, the Division’s U.S. operations have grown due to increased industry demand for frac water handling and treatment services in unconventional shale gas reservoirs. The Division also markets to customers with deepwater operations that utilize high volumes of CBFs and can be subject to harsh downhole conditions, such as high pressure and high temperatures. Deepwater drilling activity in the U.S. Gulf of Mexico was significantly affected by the April 2010 well blowout of the Macondo well, which resulted in a temporary drilling moratorium in the deepwater Gulf of Mexico as well as a series of regulatory reforms associated with offshore oil and gas operations. While the deepwater drilling moratorium was lifted in October 2010, a return to pre-Macondo offshore activity levels has been slow due to many factors, including permitting and other delays for offshore projects, continuing regulatory uncertainty, and the focus by many operators on onshore opportunities.

The Division’s principal competitors in the sale of CBFs to the oil and gas industry are Baroid Corporation, a subsidiary of Halliburton Company; M-I Swaco, a subsidiary of Schlumberger Limited; and Baker Hughes. This market is highly competitive, and competition is based primarily on service, availability, and price. Major customers of the Fluids Division include Anadarko, Devon, Dynamic Offshore Resources, Halliburton Company, Marathon Oil, Seneca Resources, Petrobras (the national oil company of Brazil), Shell Oil, Tullow Oil and XTO Energy. The Division also sells its CBF products through various distributors worldwide.

Our liquid and dry calcium chloride products have a wide range of uses outside the energy industry. The non-energy market segments where these products are used include agricultural, industrial, road maintenance, de-icing, mining, construction, and food processing. We also sell sodium bromide into the industrial water treatment markets as a biocide under the BioRid® tradename. Most of these markets are highly competitive. The Division’s European calcium chloride manufacturing operations market our calcium chloride products to certain European markets. Our principal competitors in the non-energy related calcium chloride markets include Occidental Chemical Corporation and Industrial del Alkali in North America, and Brunner Mond, Solvay, and NedMag in Europe.

Production Enhancement Division

The Production Enhancement Division provides production testing and wellhead compression-based production enhancement services and products to its customers. In certain gas producing basins, water, sand, and other abrasive materials commonly accompany the initial production of natural gas, often under high pressure and high temperature conditions and in some cases in reservoirs containing high levels of hydrogen sulfide gas. The Division provides the specialized equipment and qualified personnel to address these impediments to production. In addition, the Production Testing segment provides certain services designed to accommodate the unique flow back and testing demands of shale gas reservoirs. During the past two years, the Production Testing segment has expanded its equipment fleet to serve the rapidly growing demand for services associated with many of the domestic shale gas reservoirs, including the Marcellus, Barnett, Eagle Ford, Fayetteville, Woodford, and Haynesville basins. The Production Testing segment also provides early-life and late-life production enhancement solutions designed to boost and extend the productive life of oil and gas wells.

The U.S. production testing market is highly competitive, and competition is based on availability of equipment and qualified personnel, as well as price, quality of service, and safety record. We believe our equipment, skilled personnel, operating procedures, and safety record give us a competitive advantage in the marketplace. The Production Testing segment is also committed to growing its international operations in order to serve most major oil and gas markets worldwide, both organically and through strategic acquisitions. Competition in onshore U.S. markets is primarily dominated by numerous small, privately owned operators. Schlumberger Limited, Weatherford International Oilfield Services, Halliburton, and Expro International are major competitors in the international markets we serve. The major customers for this segment include BHP Billiton, Cabot, Chesapeake, ConocoPhillips, Encana Oil & Gas, Geosouthern Energy, Halliburton Company, Shell Oil, PEMEX (the national oil company of Mexico), Petrobras, Saudi ARAMCO (the national oil company of Saudi Arabia), and other national oil companies in foreign countries.

The Division’s Compressco segment provides wellhead compression-based production enhancement services to natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Compressco also has significant operations in Mexico and Canada and a growing presence in certain countries in South America, Eastern Europe, and the Asia-Pacific region. While most of Compressco’s domestic services are performed in the Ark-La-Tex region, San Juan Basin, and Mid-Continent region of the United States, it also has a substantial presence in other U.S. producing regions, including the Permian Basin, North Texas, Gulf Coast, Central and Northern Rockies, and California. Compressco has historically focused on serving customers with conventional production in mature fields, but it also services customers in some of the largest and fastest growing unconventional shale gas resource markets in the United States, including the Cotton Valley Trend, Barnett Shale, Fayetteville Shale, Woodford Shale, Piceance Basin, and Marcellus Shale. Compressco continues to seek opportunities to further expand its operations into other regions in the Western Hemisphere and elsewhere in the world.

The wellhead compression-based production enhancement services business is highly competitive, and competition primarily comes from various local and regional companies that utilize packages consisting of a screw compressor or a reciprocating compressor with a separate engine driver. To a lesser extent, Compressco faces competition from large companies that have traditionally focused on higher-horsepower natural gas gathering and transportation equipment and services. Many of Compressco’s competitors attempt to compete on the basis of price. Compressco believes that its pricing is competitive because of the significant increases in the value of natural gas wells that result from the use of its services. Compressco’s major customers include BP, PEMEX, Devon, EXCO Resources, and ConocoPhillips.

Offshore Division

Our Offshore Division consists of our Offshore Services and Maritech segments. Long-term demand for the Offshore Services segment’s offshore well abandonment and decommissioning services is predominantly driven by the maturity and decline of producing fields in the Gulf of Mexico, aging offshore platform infrastructure, damage from storms, and government regulations. Demand for the Offshore Services segment’s construction and other services is driven by the general level of activity of its customers, which is driven by oil and natural gas prices and government regulation.

Future demand for the services provided by our Offshore Services segment is expected to be increased as a result of regulations issued by the BOEMRE, including NTL 2010-G05, the “Idle Iron Guidance.” In the U.S. Gulf of Mexico, regulations generally require wells to be plugged, offshore platforms decommissioned, pipelines abandoned, and the well site cleared within twelve months of the expiration of an oil or gas lease. However, NTL 2010-G05 establishes well abandonment and decommissioning requirements that are no longer tied to lease expiration. The maturity and production decline of Gulf of Mexico oil and gas fields continues to cause an increase in the number of wells to be plugged and abandoned and platforms and pipelines to be decommissioned.

Offshore abandonment and decommissioning activity was high during the past several years as a result of 2005 and 2008 hurricanes in the Gulf of Mexico, which destroyed or caused significant damage to a large number of offshore platforms and associated wells. While the vast majority of this activity has been performed, it provided the Offshore Services segment the opportunity to develop and acquire specialized equipment and engineering expertise that may be used to provide such services to customers whose offshore wells and production platforms may be damaged by future storms. The threat of future storm activity, combined with the volatility of hurricane insurance premiums and associated deductibles, continues to accelerate the abandonment and decommissioning plans for undamaged wells and structures of many offshore operators.

Offshore activities in the Gulf of Mexico are highly seasonal, with the majority of work occurring during the months of April through October when weather conditions are most favorable. Critical factors required to compete in this market include, among other factors: an adequate fleet of the proper equipment; qualified, experienced personnel; technical expertise to address varying downhole, surface, and subsea conditions, particularly those related to damaged wells and platforms; and a comprehensive health, safety and environmental program. In July 2011, our Offshore Services segment purchased a new heavy lift derrick barge (which we have named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully revolving crane. The vessel was purchased from Wison (Nantong) Heavy Industry Co., Ltd. and Nantong MLC Tongbao

Shipbuilding Co., Ltd. for $62.8 million, subject to certain adjustments. The TETRA Hedron was transported to the Gulf of Mexico during the third quarter of 2011 and placed into service during the fourth quarter of 2011, following final outfitting and sea trials. During 2010, we also acquired additional operating assets to supplement our existing equipment fleet, enabling us to expand our services, particularly those related to damaged wells and platforms. We believe our integrated service package and vessel and equipment fleets satisfy the market requirements in the U.S. Gulf of Mexico, and allow us to successfully compete.

The Offshore Services segment markets its services primarily to major oil and gas companies and independent operators. The Offshore Services segment’s most significant customer during the past two years has been Maritech, and the majority of the remaining Maritech work to be performed for Maritech is planned to be performed during 2012. Other major customers include Apache, Chevron, Mariner Energy, Nexen Petroleum USA Inc., Stone Energy, Versabuild, and W&T Offshore. The Offshore Services segment’s services are performed primarily offshore in the U.S. Gulf of Mexico, however, the segment is also seeking to expand its operations to international markets. Our principal competitors in the U.S. Gulf of Mexico market are Technip USA (formerly Global Industries, Ltd.), Offshore Specialty Fabricators, Inc., Cal Dive International, Inc., and Superior Energy Services, Inc. This market is highly competitive, and competition is based primarily on service, equipment availability, safety record, and price. Our ability to acquire or lease suitable service vessels and other operating equipment is particularly important to our ability to serve our existing customers and to expand our operations to other markets.

Other Business Matters

Marketing and Distribution

The Fluids Division markets its CBF products through its distribution facilities located in the U.S. Gulf Coast region, the North Sea region of Europe, and certain other foreign markets, including Brazil, West Africa, and the Middle East.

Non-oilfield calcium chloride products are also marketed through the Division’s sales offices in California, Missouri, Pennsylvania, and Texas, as well as through a network of distributors located throughout the United States and northern and central Europe. In addition to production facilities in the United States and Europe, the Division has distribution facilities strategically located to provide efficient product distribution.

None of our customers individually exceeded 10% of our total consolidated revenues during the year ended December 31, 2011.

Backlog

Our backlog is not indicative of our estimated future revenues, because a majority of our products and services either are not sold under long-term contracts or do not require long lead times to procure or deliver. Our backlog consists of estimated future revenues associated with a portion of our well abandonment and decommissioning business consisting of the non-Maritech share of the well abandonment and decommissioning work associated with the remaining oil and gas properties operated by Maritech. Following the sales of Maritech oil and gas properties during 2011, our estimated backlog on December 31, 2011 was $11.6 million, the majority of which is expected to be billed during 2012. This compares to an estimated backlog of $64.1 million at December 31, 2010.

Employees

As of December 31, 2011, we had 3,125 employees. None of our U.S. employees are presently covered by a collective bargaining agreement other than the employees of our Lake Charles, Louisiana, calcium chloride production facility, who are represented by the United Steelworkers Union. Our foreign employees are generally members of labor unions and associations in the countries in which we operate. We believe that our relations with our employees are good.

Patents, Proprietary Technology, and Trademarks

As of December 31, 2011, we owned or licensed twenty-two issued U.S. patents and had eleven patent applications pending in the United States. Internationally, we had sixteen owned or licensed foreign patents and twenty-five foreign patent applications pending. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2028. We have elected to maintain certain other internally developed technologies, know-how, and inventions as trade secrets. While we believe that the protection of our patents and trade secrets is important to our competitive positions in our businesses, we do not believe any one patent or trade secret is essential to our success.

It is our practice to enter into confidentiality agreements with key employees, consultants, and third parties to whom we disclose our confidential and proprietary information and we have typical policies and procedures designed to maintain the confidentiality of such information. There can be no assurance, however, that these measures will prevent the unauthorized disclosure or use of our trade secrets and expertise or that others may not independently develop similar trade secrets or expertise.

We sell various products and services under a variety of trademarks and service marks, some of which are registered in the United States or other countries.

Health, Safety, and Environmental Affairs Regulations

We are subject to various federal, state, local, and foreign laws and regulations relating to health, safety, and the environment, including regulations regarding air emissions, wastewater and stormwater discharges, and the disposal of certain hazardous and nonhazardous wastes. Compliance with laws and regulations may expose us to significant costs and liabilities and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations or associated permits may result in the assessment of fines and penalties and the imposition of other obligations.

Our operations in the United States are subject to various evolving environmental laws and regulations that are enforced by the U.S. Environmental Protection Agency (EPA); the BSEE of the U.S. Department of the Interior; the U.S. Coast Guard; and various other federal, state, and local environmental authorities. Similar laws and regulations, designed to protect the health and safety of our employees and visitors to our facilities, are enforced by the U.S. Occupational Safety and Health Administration (OSHA), and other state and local agencies and authorities. Specific environmental laws and regulations applicable to our operations include the Federal Water Pollution Control Act of 1972; the Resource Conservation and Recovery Act of 1976 (RCRA); the Clean Air Act of 1977; the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA); the Superfund Amendments and Reauthorization Act of 1986 (SARA); the Federal Insecticide, Fungicide, and Rodenticide Act of 1947 (FIFRA); the Toxic Substances Control Act of 1976 (TSCA); the Hazardous Materials Transportation Act of 1975; and the Pollution Prevention Act of 1990.

Our operations outside the United States are subject to various foreign governmental laws and regulations relating to the environment, health and safety, and other regulated activities in the countries in which we operate. We believe that our operations are in substantial compliance with existing foreign governmental laws and regulations and that compliance with these foreign laws and regulations has not had a material adverse effect on operations.

We believe that our manufacturing plants and other operations are in substantial compliance with all applicable health, safety, and environmental laws and regulations. Since our inception, we have not had a history of any significant fines or claims in connection with environmental or health and safety matters. We are committed to conducting all of our operations under the highest standards of safety and respect for the environment. However, risks of substantial costs and liabilities are inherent in certain plant and service operations and in the development and handling of certain products and equipment produced or used at our plants, well locations, and worksites. Because of these risks, there can be no assurance that significant costs and liabilities will not be incurred in the future. Changes in environmental and health and safety regulations could subject us to more rigorous standards. We cannot predict the extent to which our operations may be affected by future regulatory and enforcement policies.

On December 15, 2009, the EPA published its final findings that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. Accordingly, the EPA has adopted regulations that would require a reduction in emissions of greenhouse gases from motor vehicles and could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. On November 8, 2010, the EPA finalized regulations to expand the existing greenhouse gas monitoring and reporting rule to include onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of greenhouse gas emissions from such facilities would be required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources.

Offshore Operations

During 2010, the U.S. federal government established the BOEMRE to replace the U.S. Minerals Management Service (MMS) largely in response to the April 2010 blowout of the Macondo well and resulting oil spill in the Gulf of Mexico. The U.S. federal government imposed a drilling moratorium in the deepwater Gulf of Mexico that extended until October 2010. BOEMRE issued several Notices to Lessees (NTLs) and other safety regulations implementing additional safety and certification requirements applicable to drilling activities in the Gulf of Mexico, that have resulted in operations and projects being delayed or suspended. These NTLs and regulations include requirements by operators to:

•	submit well blowout prevention measures and contingency plans, including demonstrating access to subsea blowout containment resources;

•	abide by new permitting standards requiring detailed, independently certified descriptions of well design, casing, and cementing;

•	follow new performance-based standards for offshore drilling and production operations; and,

•	certify that the operator has complied with all regulations.

In October 2011, the BOEMRE’s responsibilities were divided between the newly created BOEM and the BSEE, which will oversee the provisions of the “Idle Iron Guidance”. These agencies’ scopes of responsibility include maintaining an investigation and review unit, providing for public forums and conducting comprehensive environmental analyses, and creating implementation teams to analyze various aspects of the regulatory structure and to help implement the reform agenda.

We maintain various types of insurance intended to reimburse certain costs in the event of an explosion or similar event involving Maritech’s offshore operations. Our insurance program is reviewed not less than annually with our insurance brokers and underwriters. As part of our insurance program for offshore operations, we maintain general liability and protection and indemnity policies that provide third-party liability coverage, up to applicable policy limits, for risks of accidental nature, including but not limited to death and personal injury, collision, damage to fixed and floating objects, pollution, and wreck removal. We also maintain a vessel pollution liability policy that provides coverage for oil or hazardous substance pollution emanating from a vessel, addressing both OPA (Oil Pollution Act of 1990) and CERCLA obligations. This policy also provides coverage for cost of defense, fines, and penalties. The Maritech energy insurance package provides operational all risks coverage (excluding named windstorm coverage) for physical loss or damage to scheduled offshore property, including removal of wreck and/or debris, and for operator’s extra expense such as control of well, redrill/extra expense, and pollution and cleanup.

Apart from our Maritech operations, we provide services and products to customers in the Gulf of Mexico, generally pursuant to written master services agreements that create insurance and indemnity obligations for both parties. If there was an explosion or similar catastrophic event on an offshore location where we are providing services and products, under the majority of our master services agreements with our customers:

(1)      We would be required to indemnify our customer for any claims for injury, death, or property loss or destruction made against them by us or our subcontractors or our or our subcontractor’s employees. The customer would be required to indemnify us for any claims for injury, death, or property loss or destruction made against us by the customer or its other subcontractors or the employees of the customer or its other subcontractors. These indemnities are intended to apply regardless of the cause of such claims, including but not limited to, the negligence of the indemnified party. Our insurance is structured to cover the cost of defense and any resulting liability from all indemnified claims, up to policy limits.

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

Following the 2011 sales of the significant majority of Maritech’s offshore producing properties, we no longer participate in offshore drilling activities. However, Maritech and our Offshore Services segment engage contractors to provide well abandonment and related services and products on Maritech’s remaining offshore oil and gas production platforms and associated wells, generally pursuant to written master services agreements that create insurance and indemnity obligations for both parties. If there was an environmental event on an offshore Maritech location where a Maritech contractor was providing services and products, under a majority of Maritech’s master services agreements with its contractors, Maritech would be required to indemnify its contractor for any claims against the contractor for injury, death, or property loss or destruction brought by Maritech, its other subcontractors or their respective employees. The contractor would be required to indemnify Maritech for any claims for injury, death, or property loss or destruction made against Maritech by the contractor or its subcontractors or the employees of the contractor or its subcontractors. These indemnities would apply regardless of the cause of such claims, including the negligence of the indemnified party. Maritech’s insurance is structured to cover the cost of defense and any resulting liability from all indemnified claims, up to policy limits.

In accordance with applicable regulations, Maritech maintains an oil spill response plan with the BSEE and has designated employees who are trained as qualified individuals and prepared to coordinate a response to any spill or leak. Maritech also has contracts in place to assure that a complete and experienced resource team is available as required.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following:

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	the demand for our products and services in the Gulf of Mexico could continue to be adversely impacted by increased regulation and continuing regulatory uncertainty;

•	the levels of competition we encounter;

•	the impact of market conditions and activity levels of our customers;

•	the availability of raw materials and labor at reasonable prices;

•	operating and safety risks inherent in our oil and gas services operations;

•	risks related to our growth strategies;

•	possible impairments of long-lived assets, including goodwill;

•	the potential impact of the loss of one or more key employees;

•	cost, availability, and adequacy of insurance and the ability to recover thereunder;

•	technological obsolescence;

•	production volumes and profitability of our El Dorado, Arkansas facility;

•	risks arising from the use of fixed price contracts;

•	the valuation of decommissioning liabilities;

•	weather risks, including the risk of physical damage to our platforms, facilities, and equipment;

•	uncertainties about plugging and abandoning wells and structures;

•	the availability of capital (including any financing) to fund our business strategy and/or operations and our ability to comply with covenants and restrictions resulting from such financing;

•	exposure to credit risks from our customers;

•	foreign currency and interest rate risks;

•	the impact of existing and future laws and regulations;

•	environmental risks;

•	estimates of hurricane repair costs;

•	acquisition valuation and integration risks;

•	loss or infringement of our intellectual property rights;

•	risks related to our foreign operations; and

•	budgetary constraints and ongoing violence in Mexico.

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

Market Risks

The demand and prices for our products and services are affected by several factors, including the supply, demand, and prices for oil and natural gas.

Demand for our products and services is materially dependent on the supply, demand, and prices for oil, natural gas, and competing energy sources, and more specifically dependent on the supply, demand, and prices for the products and services we offer, both in the United States and in the foreign countries in which we operate. These factors are also influenced by the regional economic, financial, business, political, and social conditions within the markets we serve or hope to serve, as well as the U.S. and foreign economic, financial, business, political and social conditions that impact the supply, demand, and prices of oil and gas. Oil and gas prices and, therefore, the levels of well drilling, completion, workover, and production activities, tend to fluctuate. Worldwide economic, political, and  events, including initiatives by the Organization of Petroleum Exporting Countries and increasing or decreasing demand in other large world economies, have contributed to, and are likely to continue to contribute to, price volatility. The expansion of alternative energy supplies that compete with oil and gas, improvements in energy conservation, and improvements in the energy efficiency of vehicles, plants, equipment, and devices will also reduce oil and gas consumption or slow its growth.

In particular, U.S. natural gas prices have been negatively affected by overall reduced energy demand in the U.S. due to economic conditions and weather, and the increase in natural gas supplies from shale gas drilling. This decline in natural gas prices has negatively affected the operating cash flows and exploration and development activities and plans of many of our customers, and could have a negative impact on the demand for many of our products and services.

Although the overall global economy has largely recovered from the 2008 recession, significant economic uncertainty remains. If economic conditions or energy prices deteriorate, there may be additional constraints on oil and gas industry spending levels. Reduced spending levels would negatively impact the demand for many of our products and services and the prices we charge for these products and services, which would negatively affect our revenues and future growth.

During times when oil or natural gas prices are low, many of our customers are more likely to experience a downturn in their financial condition. Poor economic conditions may also lead to additional constraints on the operating cash flows of our customers, potentially impacting their ability to pay us in a timely manner, which could result in increased customer bankruptcies and uncollectible receivables.

The demand for our products and services in the Gulf of Mexico could continue to be adversely impacted by increased regulation and continuing regulatory uncertainty.

Since the April 20, 2010, blowout on the Macondo well, operations in the U.S. Gulf of Mexico have been affected by an increased regulatory environment. The resulting federal regulatory requirements have significantly reduced the U.S. Gulf of Mexico completion fluids market. Although permitting levels increased somewhat during 2011, the pace of approvals for new drilling activity and plug and abandonment work in the Gulf of Mexico lags pre-Macondo levels. The BOEMRE issued several regulations, including notices to U.S. Gulf of Mexico operators, which are focused on offshore operating requirements, spill cleanup and enforcement matters. These regulations also implement additional safety and certification requirements applicable to drilling activities in the Gulf of Mexico that have resulted in operations and projects being curtailed or suspended. Although a drilling moratorium that was issued immediately following the Macondo blowout was lifted in October 2010, the backlog of permits waiting to be issued for operations in the shallow water for both new drilling and plug and abandonment work, and regulatory uncertainties regarding the deepwater activities are expected to continue to negatively affect our Fluids Division and, to a lesser extent, our Offshore Services segment. Although we are unable to predict the full continuing impact of these factors on future operating results going forward, we expect our offshore activity levels and the offshore activity levels of our Fluids Division customers to continue to be less than they were prior to April 2010. Future regulatory requirements could further delay our customers’ activities, reduce our revenues, and increase our operating costs, including the cost to insure offshore operations, resulting in reduced cash flows and profitability.

We encounter, and expect to continue to encounter, intense competition in the sale of our products and services.

We compete with numerous companies in each of our operating segments, many of which have substantially greater financial and other resources than we have. To the extent competitors offer comparable products or services at lower prices or higher quality, more cost-effective products or services, our business could be materially and adversely affected. In addition, certain of our customers may elect to perform services internally in lieu of using our services. Such activity could materially and adversely affect our operations.

The profitability of our operations is dependent on other numerous factors beyond our control.

Our operating results in general, and gross profit in particular, are determined by market conditions and the products and services we sell in any period. Other factors, such as heightened competition, changes in sales and distribution channels, availability of skilled labor and contract services, shortages in raw materials, or inability to obtain supplies at reasonable prices, may also affect the cost of sales and the fluctuation of gross margin in future periods.

Other factors affecting our operating results and activity levels include oil and natural gas industry spending levels for exploration, development, and acquisition activities; plugging, abandonment, and decommissioning costs on Maritech’s remaining offshore production platforms and associated wells. A large concentration of our operating activities is located in the onshore and offshore U.S. Gulf Coast region. Our revenues and profitability are particularly dependent upon oil and natural gas industry activity and spending levels in this region. Our operations may also be affected by technological advances, cost of capital, and tax policies. Adverse changes in any of these other factors may have a material adverse effect on our revenues and profitability.

We are dependent on third-party suppliers for specific products and equipment necessary to provide certain of our products and services.

We sell a variety of clear brine fluids to the oil and gas industry, including calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide, some of which we manufacture and some of which are purchased from third parties. We also sell calcium chloride and sodium bromide to non-energy markets. Sales of calcium chloride and bromide compound products contribute significantly to our revenues. In our manufacture of calcium chloride, we use brines, hydrochloric acid, and other raw materials purchased from third parties. In our manufacture of bromide compound products, we use underground brines, hydrobromic acid, and other raw materials which are purchased from third parties. We rely on Chemtura as a supplier of raw materials, both for our bromide compound products as well as for our El Dorado, Arkansas, calcium chloride plant. If we are unable to acquire these raw materials at reasonable prices for a prolonged period, our business could be materially and adversely affected.

Some of the well plugging, abandonment and decommissioning services performed by our Offshore Services segment require the use of vessels, diving, cutting, and other equipment, and services provided by third parties. We lease equipment and obtain services from certain providers and there can be no assurance that this equipment and these services will be available at reasonable prices in the future.

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

The majority of our business in Mexico is performed for Petróleos Mexicanos (PEMEX) and, due to our dependence on PEMEX as a significant customer, any cutbacks by the Mexican Government on PEMEX’s annual spending budget or security disruptions in Mexico could adversely affect our business, financial condition, results of operations and cash flows.

The majority of our business in Mexico is performed for PEMEX. For the twelve months ended December 31, 2011, PEMEX accounted for approximately 4.8% of our consolidated revenues. No work or services are guaranteed to be ordered by PEMEX under our contracts with PEMEX. PEMEX is a decentralized public entity of the Mexican Government, and therefore the Mexican Government controls PEMEX, as well as its annual budget, which is approved by the Mexican Congress. The Mexican Government may cut spending in the future. These cuts could adversely affect PEMEX’s annual budget and, thus, its ability to engage us or compensate us for our services and, as a result, our business, financial condition, results of operations and cash flows.

During the past two years, incidents of security disruptions throughout many regions of Mexico have increased. Drug related gang activity has grown in response to Mexico’s efforts to reduce and control drug trafficking within the country. Certain incidents of violence have occurred in regions served by us and have resulted in the interruption of our operations and these interruptions could continue or increase in the future. To the extent that such security disruptions continue or increase, our operations will continue to be affected, and the levels of revenue and operating cash flow from our Mexican operations could be reduced.

Changes in the economic environment could result in significant impairments of certain of our long-lived assets, including goodwill.

Although the overall global economy has largely recovered from the 2008 recession, significant economic uncertainty remains. Changes in the economic environment could result in decreased demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, vessels, and other operating equipment. Under generally accepted accounting principles, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in an impairment charge to earnings, resulting in increased earnings volatility.

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

Operating, Technological, and Strategic Risks

Our operations involve significant operating risks, and insurance coverage may not be available or cost-effective.

We are subject to operating hazards normally associated with the oilfield service industry, including fires, explosions, blowouts, formation collapse, mechanical problems, abnormally pressured formations, and environmental accidents. Environmental accidents could include, but are not limited to: oil spills; gas leaks or ruptures; uncontrollable flows of oil, gas, or well fluids; or discharges of CBFs or toxic gases or other pollutants. These operating hazards may also include injuries to employees and third parties during the performance of our operations. Our operation of marine vessels, heavy equipment, offshore production platforms, and the performance of heavy lift and diving services involve particularly high levels of risk. In addition, certain of our employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act, and general maritime law. These laws make the liability limits established by state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages for job-related injuries. Whenever possible, we obtain agreements from customers and suppliers that limit our exposure. However, the occurrence of certain operating hazards, including storms, could result in substantial losses to us due to injury or loss of life, damage to or destruction of property and equipment, pollution or environmental damage, and suspension of operations.

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

We have technological and age-obsolescence risk, both with our products and services as well as with our equipment assets.

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

The production volumes and profitability from our El Dorado, Arkansas, calcium chloride plant facility may not be as high as originally expected.

During late 2009 and early 2010, we completed the construction and began the commissioning of a calcium chloride plant facility near El Dorado, Arkansas. The plant’s future profitability and the advantages we expect to receive from the plant will be based on many factors, including the level of production from the plant, our ability to improve the plant’s performance, sales prices to be received for the plant’s products, raw material and operating costs, and future demand for products. There can be no assurance that the El Dorado, Arkansas, plant’s future profitability will achieve original expectations.

We could incur losses on fixed price contracts.

Due to competitive market conditions, a portion of our well abandonment and decommissioning projects may be performed on a lump sum or qualified lump sum basis. Pursuant to these types of contracts, defined work is delivered for a fixed price, and extra work, which is subject to customer approval, is charged separately. The revenue, cost, and gross profit realized on these types of contracts can vary from the estimated amount because of changes in offshore conditions, increases in the scope of the work to be performed, increased site clearance efforts required, labor and equipment availability, cost and productivity levels, and the performance level of other contractors. In addition, unanticipated events, such as accidents, work delays, significant changes in the condition of platforms or wells, downhole problems, and environmental or other technical issues, could result in significant losses on these types of projects. These variations and risks may result in our experiencing reduced profitability or losses on these types of projects or on well abandonment and decommissioning work for our Maritech subsidiary.

The valuation of decommissioning liabilities is based on estimated data that may be materially incorrect.

Our estimates of future well abandonment and decommissioning liabilities are imprecise and are subject to change due to changes in the forecasts of the supply, demand, cost and timing of well abandonment and decommissioning services; damage to wells and infrastructure caused by hurricanes and other natural events; changes in governmental regulations governing well abandonment and decommissioning work; and other factors. In particular, a portion of the remaining decommissioning liabilities for our Maritech subsidiary relate to offshore production platforms that were toppled and destroyed during 2005 and 2008 hurricanes, and the estimates to perform the work on these properties is particularly imprecise due to the unusual nature of the work to be performed. During 2011, Maritech adjusted its decommissioning liabilities, increasing them by approximately $80.2 million, either for work performed during the year or related to adjusted estimates of the cost of future work to be performed. Approximately $78.4 million of this adjustment was directly charged to earnings as an operating expense during 2011. If the actual cost of future abandonment and decommissioning work is materially greater than our current estimates, such additional costs could have an additional adverse effect on earnings.

Weather-Related Risks

Certain of our operations, particularly those conducted offshore, are seasonal and depend, in part, on weather conditions.

The Offshore Services segment has historically enjoyed its highest vessel utilization rates during the period from April to October, when weather conditions are typically more favorable for offshore activities, and has experienced its lowest utilization rates in the period from November to March. This segment, under certain lump sum and other contracts, may bear the risk of delays caused by adverse weather conditions. Severe storms can also cause our oil and gas producing properties to be shut-in. In addition, demand for other products and services we provide are subject to seasonal fluctuations, due in part to weather conditions that cannot be predicted. Accordingly, our operating results may vary from quarter to quarter, depending on weather conditions in applicable areas.

Severe weather, including named windstorms, can cause significant damage and disruption to our businesses.

A significant portion of our operations is susceptible to adverse weather conditions in the Gulf of Mexico, including hurricanes and other extreme weather conditions. High winds, rising water, storm surge, and turbulent seas can cause significant damage and curtail our operations for extended periods during and after such weather conditions, while damage is being assessed and remediated. Even if we do not experience direct damage from storms, we may experience disruptions in our operations because we are unable to operate or our customers or suppliers may curtail their activities due to damage to their wells, platforms, pipelines, and facilities.

A portion of the costs to repair damages as a result of 2005 and 2008 hurricanes has yet to be incurred and may result in significant charges to earnings.

During the past three years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, debris removal, and platform construction associated with six offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. As of December 31, 2011, Maritech has remaining work associated with two of the downed platforms. The estimated cost to perform the remaining abandonment, decommissioning, and debris removal is approximately $27.5 million net to our interest before any insurance recoveries. Due to the unique nature of the remaining work to be performed, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. All of this $27.5 million estimated amount has been accrued as part of Maritech’s decommissioning liabilities. Maritech has additional maximum remaining insurance coverage available of approximately $19.5 million, all of which relates to Hurricane Ike, although a portion of this coverage may not be utilized. One of the underwriters associated with our windstorm insurance coverage for Hurricane Ike damages has contested whether certain repair costs incurred are covered costs under the policy. During December 2010, we initiated legal proceedings against this underwriter in an attempt to collect the amount of claim reimbursements provided for under the policy. The timing of the collection of any future reimbursements is beyond our control, and we will continue to use a significant amount of our working capital until such reimbursements are received. In addition, a portion of the reimbursements ultimately received may be offset by legal and other administrative costs incurred in our attempts to collect them. Our estimates of the remaining costs to be incurred may be imprecise. To the extent actual future costs exceed the policy maximum for these costs, such excess costs would not be reimbursable.

For a further discussion of the remaining costs to repair damage as a result of 2005 and 2008 hurricanes, see Notes to Consolidated Financial Statements, “Note B – Summary of Significant Accounting Policies, Repair Costs and Insurance Recoveries.”

We have elected to self-insure windstorm damage to our remaining Maritech assets in the Gulf  of Mexico, and hurricane damages could result in significant uninsured losses.

Despite the sale of approximately 95% of Maritech’s oil and gas reserves during 2011, we have retained decommissioning liabilities of approximately $132.8 million associated with offshore platforms and associated wells to be decommissioned and abandoned. During the second quarter of 2011, we determined that the cost of premiums and the associated deductibles and coverage limits for windstorm damage for Maritech’s remaining offshore platforms and wells was uneconomical. Therefore, Maritech discontinued its insurance coverage for windstorm damage. Accordingly, Maritech is currently exposed to losses from windstorm damages and may be similarly exposed to storms in the future if we do not purchase windstorm insurance coverage. Depending on the severity and location of the storms, such losses could be significant and could have a material adverse effect on our financial position, results of operation, and cash flows.

There can be no assurance that future insurance coverage with more favorable premiums and deductibles and maximum coverage amounts will be available in the market or that its cost will be justifiable. There can be no assurance that any windstorm insurance will be adequate to cover losses or liabilities associated with such windstorms. We cannot predict the continued availability of insurance or its availability at premium levels that justify its purchase.

Financial Risks

Significant deterioration of our financial ratios could result in covenant defaults under our long-term debt agreements and result in decreased credit availability.

As of December 31, 2011, our total debt outstanding was approximately $305.0 million, and our debt to total capital ratio was 45.5%. This debt to total capital ratio excludes approximately $204.4 million of available cash held as of December 31, 2011. Additional growth could result in increased debt levels to support our capital expenditure needs or acquisition activities. Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions. Our long-term debt agreements contain customary covenants and other restrictions and requirements. In addition, the agreements require us to maintain certain financial ratio requirements. Significant deterioration of these ratios could result in a default under the agreements. The agreements also include cross-default provisions relating to any other indebtedness we have that is greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the long-term debt agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

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

As the owner and operator of certain oil and gas property interests, Maritech is liable for the proper abandonment and decommissioning of the wells, platforms, and pipelines, as well as the site clearance related to these properties. We have guaranteed a portion of the abandonment and decommissioning liabilities of Maritech. In certain instances, Maritech is entitled to be paid in the future for all or a portion of these obligations by the previous owner of the property once the liability is satisfied. We and Maritech are subject to the risk that the previous owner(s) will be unable to make these future payments. In addition, for certain remaining Maritech properties to be decommissioned or abandoned, the co-owners of such properties are responsible for the payment of their portions of the associated operating expenses and abandonment liabilities. However, if one or more co-owners do not pay their portions, Maritech and any other nondefaulting co-owners may be liable for the defaulted amount. If any required payment is not made by a previous owner or a co-owner and any security is not sufficient to cover the required payment, we could suffer material losses.

We may have continuing exposure on abandonment and decommissioning obligations associated with oil and gas properties sold by Maritech.

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed associated decommissioning liabilities of approximately $122.0 million pursuant to the purchase and sale agreements. For oil and gas properties for which Maritech was previously the operator, the buyer of the properties has now generally become the successor operator, and has assumed the financial responsibilities associated with the properties’ operations. However, to the extent that purchasers of these oil and gas properties fail to perform the abandonment and decommissioning work required, and there is insufficient bonding and we have insufficient other security, the previous owners and operators of the properties, including Maritech, may be required to assume responsibility for the abandonment and decommissioning obligation. To the extent Maritech is required to assume or perform a significant portion of the abandonment and decommissioning obligations associated with these sold oil and gas properties, our financial condition and results of operations may be negatively affected.

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

Compressco Partners may not generate sufficient cash from operations to make cash distributions to its common and subordinated unitholders.

Compressco Partners may not generate sufficient cash from operations to enable it to make cash distributions to holders of common units at the minimum quarterly distribution rate under its cash distribution policy. To the extent Compressco Partners has insufficient available cash to distribute, the distribution shortfall will first be attributed to the subordinated units we hold, resulting in a reduction in our financing cash flows from distributions from Compressco Partners. Any shortfall in quarterly distributions attributed to the subordinated units will not be carried forward in arrears or recovered in future distributions.

We are exposed to interest rate risk with regard to our indebtedness.

Our revolving credit facility consists of floating rate loans that bear interest at an agreed upon percentage rate spread above LIBOR. Although as of December 31, 2011, there is no balance outstanding under the revolving credit facility, there is no assurance that we will not borrow under the facility in the future. Accordingly, our cash flows and results of operations could be subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

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

The EPA is performing a study of the environmental impact of hydraulic fracturing, a process used by the U.S. oil and gas industry in the development of oil and gas reservoirs. Specifically, the EPA is reviewing the impact of hydraulic fracturing wastewater and stormwater on drinking water resources through the use of scenario evaluation, laboratory and case studies, and an analysis of existing data. Certain environmental and other groups have suggested that additional federal, state and local laws and regulations may be needed to more closely regulate the hydraulic fracturing process. Several states have adopted regulations that require operators to disclose the chemical constituents in hydraulic fracturing fluids. In addition, the EPA has announced that it will release initial study results during 2012 and an additional report during 2014. We cannot predict whether any federal, state or local laws or regulations will be enacted regarding hydraulic fracturing, and, if so, what actions any such laws or regulations would require or prohibit. If additional levels of regulation or permitting requirements were imposed on oil and gas operators through the adoption of new laws and regulations, the demand for certain of our products and services could be decreased or subject to delays, particularly for our Production Testing and Fluids segments.

A large portion of Maritech’s remaining well abandonment and decommissioning operations are conducted on offshore federal leases and are governed by increasing U.S. government regulations. During 2010, following the April 2010 Macondo well blowout and resulting oil spill in the Gulf of Mexico, the U.S. Minerals Management Service (MMS) was reorganized as the BOEMRE. The U.S. federal government imposed a drilling moratorium in the deepwater Gulf of Mexico that extended until October 2010. The BOEMRE also issued formal Notice to Lessees (NTLs) and other safety regulations implementing additional safety and certification requirements applicable to drilling activities in the Gulf of Mexico that have resulted in operations and projects being curtailed or suspended. Government regulations also establish construction requirements for production facilities located on federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Operators must now abide by new “Idle Iron Guidance” regulations that require that permanent plugs be set in nearly 3,500 nonproducing wells and that 650 oil and gas production platforms be dismantled if they are no longer being used. In October 2011, the BOEMRE’s responsibilities were divided between the BOEM and the BSEE, which will oversee the provisions of the “Idle Iron Guidance”. Under limited circumstances, the BSEE could require us to suspend or terminate our operations on a federal lease. The BOEM also establishes the basis for royalty payments due under federal oil and natural gas leases through regulations issued under applicable statutory authority.

We have significant operations that are either ongoing or scheduled to commence in the U.S. Gulf of Mexico. At this time, we cannot predict the full impact that other regulatory actions that may be mandated by the Federal government may have on our operations or the operations of our customers. Other governmental or regulatory actions could further reduce our revenues and increase our operating costs, including the cost to insure offshore operations, resulting in reduced cash flows and profitability.

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

Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements that impose additional restrictions on the industry affect our business. Regulators are becoming more focused on air emissions from oil and gas operations including volatile organic compounds, hazardous air pollutants, and greenhouse gases. In particular, the focus on greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties, or international agreements could result in increased compliance costs, capital spending requirements, or additional operating restrictions, which may have a negative impact on our business. In addition to potential impacts on our business directly or indirectly resulting from climate change legislation or regulations, our business also could be negatively affected by climate change-related physical changes or changes in weather patterns.

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

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas our customers produce while the physical effects of climate change could disrupt production and cause us to incur costs in preparing for or responding to those effects.

On December 15, 2009, the EPA published its final findings that emissions of carbon dioxide, methane and other greenhouse gases (GHGs) present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. These findings allow the EPA to adopt and implement regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act (CAA). Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of GHGs under existing provisions of the CAA. The EPA recently adopted two sets of rules that became effective January 2, 2011 that regulate GHG emissions under the CAA, one of which requires a reduction in emissions of GHGs from motor vehicles and the other of which regulates emissions of GHGs from certain large stationary sources. The EPA has also adopted rules requiring the reporting, on an annual basis, beginning in 2011, of GHG emissions from specified large GHG emission sources in the United States, including petroleum refineries, for emissions occurring after January 1, 2010, as well as certain oil and gas production facilities, on an annual basis, beginning in 2012 for emissions occurring in 2011.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our facilities and operations could require us to incur costs to reduce emissions of GHGs associated with our operations. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our products and services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

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

We plan to grow both in the United States and in foreign countries. We have established operations in, among other countries, Brazil, Mexico, Argentina, Canada, the United Kingdom, Norway, Finland, Sweden, Ghana, and India, and have operating joint ventures in Saudi Arabia and Libya. A portion of our planned future growth includes expansion into additional countries. Foreign operations carry special risks. Our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our properties consist primarily of our corporate headquarters facility, chemical plants, processing plants, distribution facilities, barge rigs, heavy lift and dive support vessels, well abandonment and decommissioning equipment, oil and gas properties, and flow back testing equipment. In addition, through our majority owned subsidiary, Compressco Partners, our properties include compression equipment. All obligations under the bank revolving credit facility for Compressco Partners are secured by a first lien security interest in substantially all of Compressco Partners’ assets, including its compressor fleet, but excluding its real property. The following information describes facilities that we leased or owned as of December 31, 2011. We believe our facilities are adequate for our present needs.

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

As an inducement to locate our calcium chloride production plant in Union County, Arkansas, we received certain ad valorem property tax incentives. Our facility is located just outside the city of El Dorado, Arkansas, on property that is leased from Union County, Arkansas. We have the option of purchasing the property at any time during the term of the lease for a nominal price. The term of the lease expires in 2035, at which time we also have the option to purchase the property at a nominal price. Under the terms of the lease, we are responsible for all costs incurred related to the facility.

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

Production Enhancement Division

The Production Enhancement Division conducts its operations through thirteen production testing service centers (twelve of which are leased) in the U.S., located in Texas, Louisiana, Oklahoma, and Pennsylvania. In addition, the Production Testing segment has leased facilities in Brazil, Mexico, Libya, Bahrain, United Arab Emirates, and Saudi Arabia. Compressco’s facilities include an owned fabrication facility and a leased headquarters facility in Oklahoma, a leased fabrication facility in Alberta, Canada, a leased service and sales facility in New Mexico, leased service facilities in California, Mexico, and Argentina, and sales offices in Oklahoma, Texas, Colorado, New Mexico, Louisiana, California, Pennsylvania, and Canada.

Offshore Division

The Offshore Division conducts its operations through seven offices and service facility locations (six of which are leased) located in Texas and Louisiana. In addition, the Offshore Services segment owns the following fleet of vessels that it uses in performing its well abandonment, decommissioning, construction, and contract diving operations:

TETRA Hedron	Derrick barge with 1,600-ton fully revolving crane
TETRA Arapaho	Derrick barge with 800-ton capacity crane
TETRA DB-1	Derrick barge with 615-ton capacity crane
Epic Explorer	210-foot dive support vessel with saturation diving system
Epic Seahorse	210-foot dive support vessel

In addition, the Adams Challenge is under chartered lease arrangement by the Offshore Division through 2012. The Adams Challenge is a 280-foot dynamically positioned dive support vessel with a 1,000-foot saturation diving system.

See below for a discussion of the Offshore Division’s oil and gas property assets.

Corporate

Our headquarters are located in The Woodlands, Texas, in our 153,000 square foot office building, which is located on 2.635 acres of land. In addition, we own a 28,000 square foot technical facility to service our Fluids Division operations.

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

See also “Note R – Supplemental Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements for additional information.

Oil and Gas Reserves

Following the 2011 sale of approximately 95% of Maritech’s proved oil and gas reserves as of December 31, 2010, Maritech has retained selected staff and contractors who are responsible for determining proved oil and gas reserves in conformance with guidelines established by the SEC. Reserve estimates were prepared based upon the interpretation of production performance data and geologic interpretation of sub-surface information derived from the drilling of wells. In accordance with Maritech’s documented oil and gas reserve policy as prescribed by our Board of Directors, the preparation of these reserve estimates is subject to Maritech’s system of internal control, whereby key inputs in preparing reserve estimates, such as oil and natural gas pricing data, oil and gas property ownership interest percentages, and data regarding levels of operating, development, and abandonment costs, are reviewed by Maritech personnel outside of the reserve engineering department.

Our proved reserves, as reflected in this Annual Report, include only quantities that Maritech expects to recover commercially using current technology, prices, and costs, within existing economic conditions, operating methods, and governmental regulation. While Maritech can be reasonably certain that the proved reserves are economically producible, the timing and ultimate recovery can be affected by a number of factors, including reservoir performance, regulatory approvals, and changes in projections of long-term oil and gas prices. Revisions can include upward or downward changes in the previously estimated volumes of proved reserves for existing fields due to evaluation of (1) already available geologic, reservoir, or production data or (2) new geologic or reservoir data obtained from wells. Revisions can also occur associated with significant changes in oil and gas prices or the related production equipment/facility capacity.

Reserve information is prepared in accordance with guidelines established by the SEC. All of Maritech’s reserves are located in U.S. state and federal offshore waters in the Gulf of Mexico region and onshore Louisiana. The following table sets forth information with respect to our estimated proved reserves as of December 31, 2011:

Summary of Oil and Gas Reserves as of December 31, 2011
Based on Average Fiscal Year Prices

Reserves category	Oil	NGL	Natural Gas	Total
	(MBbls)	(MBbls)	(MMcf)	(MBOE)
Proved reserves
Developed	95	40	676	247
Undeveloped	107	60	480	248
Total proved reserves	202	100	1,156	495

As of December 31, 2011, Maritech’s proved undeveloped reserves represented approximately 50.1% of Maritech’s total proved reserves. Maritech’s proved undeveloped reserves as of December 31, 2010, represented approximately 10.6% of Maritech’s total proved reserves. Proved undeveloped reserves represented approximately 12.4% of Maritech total proved reserves as of December 31, 2009. During 2010, Maritech expended approximately $4.6 million of its development costs to convert approximately 55.9% of its proved undeveloped reserves at the beginning of the year to proved developed reserves. All of Maritech’s proved undeveloped reserves as of December 31, 2011, have been classified as proved undeveloped for less than five years.

For additional information regarding estimates of oil and gas reserves, including estimates of proved and proved developed reserves, the standardized measure of discounted future net cash flows, and the changes in discounted future net cash flows, see “Note R – Supplemental Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements.

Maritech is not required to file, and has not filed on a recurring basis, estimates of its total proved net oil and gas reserves with any U.S. or non-U.S. governmental regulatory authority or agency other than the Department of Energy (DOE) and the SEC. The estimates furnished to the DOE have been consistent with those furnished to the SEC, however, they are not necessarily directly comparable, due to special DOE reporting requirements. In no instance has gross reserve volume information used to prepare the estimates for the DOE differed by more than five percent from the corresponding estimates reflected in total reserves reported to the SEC.

Production Information

The table below sets forth information related to production, average sales price, and average production cost per unit of oil and gas produced during 2011, 2010, and 2009:

	Year Ended December 31,
	2011	2010	2009
Production:
Natural gas (Mcf)	3,321,651	7,065,258	10,449,366
NGL (Bbls)	88,070	132,191	105,479
Oil (Bbls)	611,748	1,360,126	1,219,336

Revenues:
Natural Gas	$14,596,000	$60,416,000	$87,905,000
NGL (Bbls)	4,744,000	6,003,000	3,308,000
Oil	62,601,000	131,422,000	82,978,000
Total	$81,941,000	$197,841,000	$174,191,000

Average realized unit prices and production costs:
Natural gas (per Mcf)	$4.39	$8.55	$8.41
NGL (per Bbl)	$53.87	$45.41	$31.36
Oil (per Bbl)	$102.34	$96.62	$68.05

Production cost per equivalent barrel	$26.72	$26.62	$25.80
Depletion cost per equivalent barrel	$22.05	$27.60	$25.96

Realized unit prices include the impact of hedge commodity swap contracts. Production cost per equivalent barrel excludes the impact of storm repair and insurance-related costs, which were charged to operations, with approximately $8.2 million being charged in 2009. Equivalent barrel (BOE) information is calculated assuming six Mcf of gas is equivalent to one barrel of oil. Insurance recoveries during 2010 and 2009 totaled approximately $2.5 million and $45.4 million, respectively, and are excluded from production cost per equivalent barrel for the year. The 2009 production cost per equivalent barrel was also increased due to the impact of hurricanes, which resulted in significant properties being shut-in during much of 2009. Depletion cost per equivalent barrel excludes the impact of dry hole costs and property impairments.

Acreage and Productive Wells

At December 31, 2011, our Maritech subsidiary owned interests in the following oil and gas wells and acreage:

	Productive Gross		Productive Net		Developed		Undeveloped
	Wells		Wells		Acreage		Acreage
State/Area	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net

Louisiana Onshore	-	-	-	-	-	-	-	-
Louisiana Offshore	-	4	-	1.3	-	-	1,187	594
Texas Onshore	11	-	2.2	-	1,331	266	-	-
Texas Offshore	2	3	-	-	-	-	-	-
Federal Offshore	-	-	-	-	66,521	25,973	26,716	16,220
Total	13	7	2.2	1.3	67,852	26,239	27,903	16,814

The majority of Maritech’s oil and gas properties are held by production. Leases covering undeveloped acreage other than acreage held by production have expiration terms ranging from 2012 through 2015. The following table sets forth the expiration amounts of our gross and net undeveloped acreage as of December 31, 2011:

											Held by
	2012		2013		2014		2015		2016		Production
State/Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net

Louisiana Onshore	-	-	-	-	-	-	-	-	-	-	-	-
Louisiana Offshore	-	-	-	-	-	-	-	-	-	-	1,187	593
Texas Offshore	-	-	-	-	-	-	-	-	-	-	-	-
Federal Offshore	5,000	2,000	-	-	-	-	1,250	1,250	-	-	20,467	12,970
Total	5,000	2,000	-	-	-	-	1,250	1,250	-	-	21,654	13,563

Maritech has no significant delivery commitments with regard to its future oil and gas production.

Drilling Activity

During 2011, Maritech participated in the drilling of 4 gross development wells. (0.8 net wells), all of which were productive. During 2010, Maritech participated in the drilling of 6 gross development wells (4.32 net wells) and two gross exploratory wells (1.5 net wells), 7 of which were productive. During 2009, Maritech participated in the drilling of 2 gross development wells (1.12 net wells) and one gross exploratory well (0.5 net wells), all of which were productive. As of December 31, 2011, there were no wells in the process of being drilled.

Significant Oil and Gas Properties

As of December 31, 2011, Maritech has sold all of its most significant oil and gas producing properties, and is in the process of selling all of its remaining oil and gas producing properties. These remaining oil and gas properties are classified as Oil and Gas Properties Held for Sale in our accompanying consolidated balance sheet as of December 31, 2011. Prior to their sale, Maritech’s most significant oil and gas properties were its interests in the Timbalier Bay Area, the Main Pass Area, and the East Cameron 328 field. Production information for each of these most significant properties during the three years ended December 31, 2011, is as follows:

	Year Ended December 31,
	2011			2010			2009
	Oil	NGL	Natural Gas	Oil	NGL	Natural Gas	Oil	NGL	Natural Gas
	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)
Timbalier Bay Area	379	31	1,549	555	25	912	526	23	1,289
Main Pass Area	53	22	862	87	35	2,362	74	40	5,715
East Cameron 328	61	-	32	213	-	132	52	-	48

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

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-

Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. On August 22, 2011, the Court issued a Preliminary Approval Order preliminarily approving the settlement of the suit as set forth in the Stipulation of Settlement dated August 12, 2011 (the Stipulation). The Stipulation does not provide for the payment of monetary compensation to stockholders; rather, it provides for certain additions to our corporate governance policies and procedures and for the payment of plaintiff’s attorneys’ fees and litigation expenses, which have been paid by our insurers. On October 17, 2011, the Court granted final approval of the settlement.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of February 24, 2012, there were approximately 11,469 holders of record of the common stock. The following table sets forth the high and low sale prices of the common stock for each calendar quarter in the two years ended December 31, 2011, as reported by the New York Stock Exchange.

	High	Low
2011
First Quarter	$15.57	$10.41
Second Quarter	16.00	11.63
Third Quarter	13.45	7.71
Fourth Quarter	10.53	6.77

2010
First Quarter	$13.49	$8.95
Second Quarter	14.64	8.20
Third Quarter	11.10	8.00
Fourth Quarter	12.14	9.41

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of our common stock, the Standard & Poor’s 500 Composite Stock Price Index (S&P 500) and the Philadelphia Oil Service Sector Index (PHLX Oil Service Sector), assuming $100 invested in each stock or index on December 31, 2006, all dividends reinvested, and a fiscal year ending December 31. This information shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent we specifically incorporate it by reference.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases may be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit. During 2004 through 2005, we repurchased 340,950 shares of our common stock pursuant to the repurchase program at a cost of approximately $5.7 million. There were no repurchases made during 2006, 2007, 2008, 2009, 2010, or 2011 pursuant to the repurchase program. Shares repurchased during the fourth quarter of 2011 other than pursuant to our repurchase program are as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Publicly Announced Plans or Programs (1)

Oct 1 - Oct 31, 2011	-		-	-	$14,327,000
Nov 1 - Nov 30, 2011	8,115	(2)	$8.91	-	$14,327,000
Dec 1 - Dec 31, 2011	513,855	(2)	$9.35	-	$14,327,000
Total	521,970			-	$14,327,000

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

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2011, 2010, 2009, 2008, and 2007. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this report. Please read “Item 1A. Risk Factors” beginning on page 12 for a discussion of the material uncertainties which might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. In December 2007, we sold our process services operations. In 2006, we made the decision to discontinue our Venezuelan fluids and production testing operations. In 2003, we made the decision to discontinue the operations of our Norwegian process services operations. During 2000, we commenced our exit from the micronutrients business. Accordingly, we have reflected each of the above operations as discontinued operations. During 2008, Maritech acquired certain oil and gas properties. During 2007, we completed the acquisition of two service companies and Maritech acquired certain oil and gas properties. During 2010, we recorded significant impairments of our oil and gas properties, a dive support vessel, and a calcium chloride manufacturing plant, as well as significant charges to earnings associated with adjustments to Maritech’s decommissioning liabilities. During 2008, we recorded significant impairments of oil and gas properties, goodwill, and other long-lived assets. During 2007, we recorded significant impairments of our oil and gas properties. During 2011, Maritech sold approximately 95% of the oil and gas proved reserves it held as of December 31, 2010. These acquisitions, dispositions, and impairments significantly impact the comparison of our financial statements for 2011 to earlier years.

	Year Ended December 31,
	2011		2010	2009		2008	2007
	(In Thousands, Except Per Share Amounts)
Income Statement Data
Revenues	$845,275		$872,678	$878,877		$1,009,065	$982,483
Gross profit	90,510		43,707	213,097		152,001	116,383
General and administrative expense	113,273		100,132	100,832		104,949	99,871
Interest expense	(17,195)		(17,528)	(13,207)		(17,557)	(17,886)
Interest income	756		224	417		779	731
Other income (expense), net	45,435		(64)	5,895		12,884	2,805
Income (loss) before discontinued
operations	5,482		(43,325)	68,807		(9,655)	1,221
Net income (loss)	5,418		(43,718)	68,804		(12,136)	28,771
Net income (loss) attributable to
TETRA stockholders	$4,147		$(43,718)	$68,804		$(12,136)	$28,771

Income (loss) per share, before
discontinued operations attributable
to TETRA stockholders	$0.05		$(0.57)	$0.92		$(0.13)	$0.02
Average shares	76,616		75,539	75,045		74,519	73,573

Income (loss) per diluted share,
before discontinued operations
attributable to TETRA stockholders	$0.05		$(0.57)	$0.91		$(0.13)	$0.02
Average diluted shares	77,991	(1)	75,539 (2)	75,722	(3)	74,519 (2)	75,921	(4)

(1)	For the year ended December 31, 2011, the calculation of average diluted shares outstanding excludes the impact of 2,831,118 average outstanding stock options that would have been antidilutive.
(2)
For the years ended December 31, 2008 and 2010, the calculation of average diluted shares outstanding excludes the impact of all of our outstanding stock options, since all were antidilutive due to the net loss for the periods.

(3)	For the year ended December 31, 2009, the calculation of average diluted shares outstanding excludes the impact of 3,185,388 average outstanding stock options that would have been antidilutive.
(4)	For the year ended December 31, 2007, the calculation of average diluted shares outstanding excludes the impact of 716,354 average outstanding stock options that would have been antidilutive.

	December 31,
	2011	2010	2009	2008	2007
	(In Thousands)
Balance Sheet Data
Working capital	$296,136	$198,106	$148,343	$222,832	$181,441
Total assets	1,203,310	1,299,628	1,347,599	1,412,624	1,295,536
Long-term debt	305,000	305,035	310,132	406,840	358,024
Decommissioning and other
long-term liabilities	96,857	261,438	218,498	277,482	247,543
Equity	569,088	516,323	576,494	515,821	447,919

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

Business Overview

During the past two year period, a significant portion of the growth in the U.S. oil and gas industry activity has shifted from offshore operations to onshore. Led by the dramatic increase in activity in unconventional shale reservoirs throughout the United States, domestic onshore rig counts have increased significantly during this period. This trend has coincided with the continuing impact from the 2010 Macondo well accident in the U.S. Gulf of Mexico, which resulted in increased government regulation over offshore oil and gas operations. While the permitting delays affecting offshore drilling operations have been easing, offshore drilling activity levels in the Gulf of Mexico have been slow to recover and have only recently begun to trend toward pre-Macondo levels. These industry trends have significantly impacted our businesses. As evidenced by the unprecedented activity and revenue levels of our Production Testing segment, our U.S. onshore businesses have capitalized on the increased demand for domestic services, particularly in the most significant shale reservoirs, including the Haynesville, Eagle Ford, Marcellus, and others. Our Fluids Division segment has capitalized on the increased domestic onshore demand for its products and services, particularly water transfer and treatment services for fracturing operations. Our Compressco segment has also targeted these domestic growth regions for its compression-based production enhancement services. The continuing slow recovery of domestic offshore operations has affected our Fluids and Offshore Services businesses, but activity levels are increasing. However, the significant drilling activity for onshore shale gas reservoirs during the past two years, along with other demand factors, has resulted in declining prices for natural gas, particularly during the last half of 2011 and early 2012. Following the sale of substantially all of our Maritech segment’s oil and gas producing properties during 2011, the most significant direct impact on our revenues and operating cash flows resulting from decreased natural gas prices has been removed. However, the current low natural gas pricing environment, plus the continuing strength of crude oil prices, has resulted in a new trend by the industry toward oil drilling, which could once again impact certain of our businesses.

The strong performance by our Production Testing and Fluids segments contributed to our overall operating results for 2011. Production Testing segment revenues and profitability increased significantly compared to the prior year due to the increased domestic demand discussed above, although international activity increased as well. Fluids Division revenues and profitability also grew primarily due to increased domestic onshore product and service demand, although this segment also saw growth internationally. Our Offshore Services segment reported increased revenues during 2011 despite a soft pricing environment in the U.S. Gulf of Mexico. The July 2011 purchase of a new heavy lift derrick barge enables the Offshore Services segment to have increased capacity to serve the sustained long-term demand for heavy lift services, which we anticipate will continue due to the increased government regulation of offshore well abandonment and platform decommissioning that was enacted during 2010. Compressco also reported increased revenues primarily due to increased sales of compressor units compared to 2010. The Compressco segment’s profitability was negatively impacted, however, by increased operating expenses during 2011 and by increased public company costs associated with Compressco Partners following its initial public offering during June 2011. Increased Corporate Overhead costs were caused primarily by the recognized loss from liquidating our hedge derivative contracts, which we had used to hedge Maritech’s production cash flows. Maritech recognized significant gains on the sales of its oil and gas producing properties during 2011, but generated a significant loss for the year due to excess decommissioning costs associated with its remaining well abandonment and decommissioning obligations.

Our strong balance sheet was further enhanced during 2011, particularly as a result of the sale of Maritech’s oil and gas producing properties as these sales generated approximately $181.4 million of cash, net of adjustments. This strategic disposition has also allowed us to focus our capital expenditure priorities on our core service businesses, including the purchase of the above mentioned heavy lift barge by our Offshore Services segment and to fund the capital needs of our growing Production Testing segment. Despite the sale of the Maritech properties, we continue to utilize a significant portion of our operating cash flows to extinguish Maritech’s remaining decommissioning liabilities. We expended approximately $101.9 million on decommissioning work performed during 2011, and a significant portion of the remaining decommissioning liability is anticipated to be extinguished during 2012. The June 2011 initial public offering of Compressco Partners (the Offering) generated approximately $42.2 million of net Offering proceeds. Approximately $32.2 million of these Offering proceeds were used to repay to us certain intercompany note balances. Following the Offering, we own approximately 83% of Compressco Partners, and we continue to consolidate this subsidiary as part of our Compressco segment. In addition to significant availability under our bank revolving credit facility, we had a consolidated cash balance of approximately $204.4 million, although approximately $17.5 million of the balance is on Compressco Partners’ balance sheet to satisfy its operating requirements as well as to fund quarterly distributions pursuant to its partnership agreement.

Future demand for our products and services depends primarily on activity in the oil and natural gas exploration and production industry, particularly including the level of expenditures for the exploration and production of oil and natural gas reserves and for the plugging and decommissioning of abandoned oil and natural gas properties. The growth of certain of our businesses may become hampered by the current pricing levels of natural gas, particularly as compared to crude oil. However, we believe that there are growth opportunities for our products and services in the U.S. and foreign markets, supported primarily by:

•	applications for many of our products and services in the exploitation and development of shale reservoirs;

•	increased regulatory requirements governing the abandonment and decommissioning work on aging offshore platforms and wells in the Gulf of Mexico;

•	increases in technologically driven deepwater oil and gas well completions in the Gulf of Mexico; and

•	increasing international oil and gas exploration and development activities.

Our Fluids Division generates revenues and cash flows by manufacturing and marketing clear brine completion fluids (CBFs), additives, and other associated products to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Fluids Division also provides a broad range of associated services, including onsite fluids filtration, handling, and recycling; wellbore cleanup; fluid engineering consultation; completion fluids additives and fluid management services; as well as high volume water transfer and treatment services for fracturing operations. In addition, the Fluids Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of non-energy markets. Fluids Division revenues increased 10.2% during 2011 compared to 2010 primarily due to increased international CBF product sales. Domestic offshore activity levels continue to be impacted negatively as a result of the maturity of the producing fields in the heavily developed portions of the Gulf of Mexico as well as uncertain regulations governing offshore drilling activities following the April 2010 Macondo accident. Offshore oil and gas drilling activity levels have recently improved, but are still below pre-Macondo levels. This decrease in offshore activity has been largely offset, however, by increased domestic onshore operations, including increased revenues from frac water services. We anticipate continued increases in industry spending in 2012, particularly given the current levels of crude oil prices. Also, the Division plans to continue to capitalize on the current industry trend toward developing unconventional onshore shale reservoirs, where demand for its products and services have significantly increased during the past two years.

Our Production Enhancement Division consists of two operating segments: the Production Testing segment and the Compressco segment. The Production Testing segment generates revenues and cash flows by performing post-frac flow back and well testing and by providing reservoir data necessary to enable operators to quantify reserves, optimize production, and minimize oil and gas reservoir damage. The primary testing markets served include many of the major oil and gas basins in the United States, as well as in Mexico and South America, Northern Africa, the Middle East, and Asia. The Division’s production testing operations are generally driven by the demand for natural gas and oil and the resulting drilling and completion activities in the markets where the Production Testing segment serves. Production Testing segment’s revenues increased 34.4% in 2011 compared to 2010, primarily due to increased demand in the United States, and particularly due to increased activity in unconventional shale reservoirs. Given the continuing increase in drilling activity, we anticipate that demand for our production testing services will continue to increase in 2012 compared to 2011.

Compressco generates revenues and cash flows by performing wellhead compression-based production enhancement services throughout many of the onshore producing regions of the United States, as well as certain onshore basins in Mexico, Canada, South America, Europe, Asia, and other international locations. Demand for wellhead compression services is primarily driven by the need to boost production in certain mature gas wells with declining production. Compressco segment revenues increased 17.8% in 2011 as compared to 2010, primarily due to increased sales of compressor units as well as an increase in demand for production enhancement services, particularly in Latin America. Given the recent decrease in domestic natural gas prices, the near-term growth of Compressco’s domestic service revenues during 2012 may be negatively affected.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. Offshore Services generates revenues and cash flows by performing (1) downhole and subsea oil and gas services such as well plugging and abandonment, workover, and wireline services, (2) decommissioning and certain construction services, including utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services. The services provided by the Offshore Services segment are marketed to offshore operators primarily in the U.S. Gulf Coast region. Gulf of Mexico platform decommissioning and well abandonment activity levels are driven primarily by BSEE regulations; the age of producing fields; production platforms and other structures; oil and natural gas commodity prices; sales activity of mature oil and gas producing properties; and overall oil and gas company activity levels. Regulations enacted during 2010 by the BOEMRE governing the timing of abandonment and decommissioning of nonproductive wells and unused offshore platforms are expected to increase the demand for the Offshore Services segment over the next several years. Given the increased cost to insure offshore properties for windstorm damage coverage and to reduce the risk from future storms, some oil and gas operators, including Maritech, are accelerating their plans to abandon and decommission their offshore wells and platforms. Offshore Services revenues increased by 4.8% during 2011 compared to 2010, primarily due to increased abandonment and decommissioning work performed. In July 2011, the Offshore Services segment purchased a new 1,600-metric-ton heavy lift derrick barge, which we have named the TETRA Hedron. This vessel was placed  into service during the fourth quarter of 2011 and significantly increases the Offshore Services segment’s heavy lift capacity to serve customers with heavier structures.

The sales of almost all of Maritech’s oil and gas producing properties during 2011 have essentially removed us from the oil and gas exploration and production business. During late 2010, we elected to explore strategic alternatives to our ownership of Maritech in order to conserve and reallocate capital to, and allow us to focus on, our remaining core businesses. As part of this strategic decision, beginning in February 2011, Maritech began selling oil and gas property packages to industry participants and other third parties. Maritech is continuing to seek the sale of its remaining oil and gas producing properties during 2012. As a result of these sales of oil and gas properties, Maritech’s revenues during 2011 decreased by 58.7% compared to 2010 and are expected to be minimal going forward. Maritech continues to perform a significant amount of plugging, abandonment, and decommissioning efforts on its remaining offshore wells, facilities and production platforms.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with United States generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the current cost of future abandonment and decommissioning obligations. “Note B – Summary of Significant Accounting Policies” to the Consolidated Financial Statements contains the accounting policies governing each of these matters. The fair values of portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for our judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environment are encountered. Actual results are likely to differ from our current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The oil and gas industry is cyclical, and our estimates of the amount of future cash flows, the period over which these estimated future cash flows will be generated, as well as the fair value of an impaired asset, are imprecise. Our failure to accurately estimate these future operating cash flows or fair values could result in certain long-lived assets being overstated, which could result in impairment charges in periods subsequent to the time in which the impairment indicators were first present. Alternatively, if our estimates of future operating cash flows or fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. Although the majority of our impairments of long-lived assets have typically related to oil and gas properties, during 2010 we recorded other long-lived asset impairments of $25.1 million. Given the current uncertain economic environment, the likelihood of additional material impairments of long-lived assets in future periods is higher due to the possibility of further decreased demand for our products and services.

Impairment of Goodwill

The impairment of goodwill is also assessed whenever impairment indicators are present, but not less than once annually. Beginning in 2011, the annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair values of any of our reporting units were less than their carrying values as of December 31, 2011. If the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test performed on a reporting unit basis. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is calculated by comparing the carrying amount of the reporting unit’s goodwill to our estimated implied fair value of that goodwill. Our estimates of reporting unit fair value, if required, are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we over estimate the fair value of our reporting units, the balance of our goodwill asset may be overstated. Alternatively, if our estimated reporting unit fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. During the fourth quarter of 2008, due to changes in the global economic environment which affected our stock price and market capitalization, we recorded an impairment of goodwill of $47.1 million. We believe our estimates of the fair value for each reporting unit are reasonable. As of December 31, 2011, our Offshore Services, Production Testing, and Compressco reporting units reflect goodwill in the amounts of $3.9 million, $23.0 million, and $72.2 million, respectively.

Decommissioning Liabilities

Maritech’s decommissioning liabilities are established based on what it estimates a third party would charge to plug and abandon the wells, decommission the pipelines and platforms, and clear the sites. These well abandonment and decommissioning liabilities (referred to as decommissioning liabilities) are recorded net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the property. In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis, and engineering studies. Whenever practical, Maritech settles these decommissioning liabilities by utilizing the services of its affiliated companies to perform well abandonment and decommissioning work. This practice saves us the profit margin that a third party would charge for such services. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. Any difference between our own internal costs to settle the decommissioning liability and the recorded liability is recognized in the period in which we perform the work. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. Once a Maritech well abandonment and decommissioning project is performed, any remaining decommissioning liability in excess of the actual cost of the work performed is recorded as a gain and is included in earnings in the period in which the project is completed. Conversely, actual costs in excess of the decommissioning liability are charged against earnings in the period in which the work is performed.

We review the adequacy of our decommissioning liabilities whenever indicators suggest that either the amount or timing of the estimated cash flows underlying the liabilities have changed materially. The amount of cash flows necessary to abandon and decommission the property is subject to changes due to seasonal demand, increased demand following hurricanes, regulatory changes, and other general changes in the energy industry environment. Accordingly, the estimation of our decommissioning liabilities is imprecise. Following the late 2010 issuance by the BOEMRE of NTL 2010-G05 “Idle Iron Guidance” regulations, the estimate for Maritech’s decommissioning liabilities increased significantly. In addition, Maritech has adjusted its decommissioning liabilities during 2010 and 2011 as a result of increased estimates, as well as a result of the cost of significant abandonment and decommissioning work performed during the year. Maritech recorded approximately $54.0 and $78.4 million of excess decommissioning expense during 2010 and 2011, respectively, associated with work performed or to be performed on nonproductive oil and gas properties. In addition, adjustments to decommissioning liabilities associated with productive properties were capitalized to oil and gas properties and contributed significantly to Maritech recording approximately $52.4 million of increased oil and gas property impairments during 2010 compared to 2009. The estimation of the decommissioning liabilities associated with the two remaining Maritech offshore platforms that were destroyed during the 2005 and 2008 hurricanes is particularly difficult due to the non-routine nature of the efforts required. The actual cost of performing Maritech’s well abandonment and decommissioning work has often exceeded our initial estimate of Maritech’s decommissioning liabilities and has resulted in charges to earnings in the period the work is performed or when the additional liability is determined. To the extent our decommissioning liabilities are understated, additional charges to earnings may be required in future periods.

Revenue Recognition

We generate revenue on certain well abandonment and decommissioning projects under contracts which are typically of short duration and that provide for either lump-sum charges or specific time, material, and equipment charges, which are billed in accordance with the terms of such contracts. With regard to lump sum contracts, revenue is recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. The estimation of total costs to be incurred may be imprecise due to unexpected well conditions, delays, weather, and other uncertainties. Inaccurate cost estimates may result in the revenue associated with a specific contract being recognized in an inappropriate period. Total project revenue and cost estimates for lump sum contracts are reviewed periodically as work progresses, and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. Despite the uncertainties associated with estimating the total contract cost, our recognition of revenue associated with these contracts has historically been reasonable.

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

Bad Debt Reserves

Reserves for bad debts are calculated generally and on a specific identification basis, whereby we estimate whether or not specific accounts receivable will be collected. Such estimates of future collectability may be incorrect, which could result in the recognition of unanticipated bad debt expenses in future periods. A significant portion of our revenues come from oil and gas exploration and production companies, and historically our estimates of uncollectible receivables have proven reasonably accurate. However, if due to adverse circumstances, certain customers are unable to repay some or all of the amounts owed us, an additional bad debt allowance may be required, and such amount may be material.

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

Acquisition Purchase Price Allocations

We account for acquisitions of businesses using the purchase method, which requires the allocation of the purchase price based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. We have completed several acquisitions during the past several years and have accounted for the various assets (including intangible assets) and liabilities acquired based on our estimate of fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the net assets acquired. Our estimates and judgments of the fair value of acquired businesses are imprecise, and the use of inaccurate fair value estimates could result in the improper allocation of the acquisition purchase price to acquired assets and liabilities, which could result in asset impairments, the recording of previously unrecorded liabilities, and other financial statement adjustments. The difficulty in estimating the fair values of acquired assets and liabilities is increased during periods of economic uncertainty.

Equity-Based Compensation

We estimate the fair value of share-based payments of stock options using the Black-Scholes option-pricing model. This option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility is calculated based upon actual historical stock price movements over the most recent periods equal to the expected option term. Expected pre-vesting forfeitures are estimated based on actual historical pre-vesting forfeitures over the most recent periods for the expected option term. All of these estimates are inherently imprecise and may result in compensation cost being recorded that is materially different from the actual fair value of the stock options granted. While the assumptions for expected stock price volatility and pre-vesting forfeiture rates are updated with each year’s option-valuing process, we experienced significant revisions during 2011 primarily due to the reduction in the workforce of our Maritech segment. Prior to 2011, there have not been significant revisions made in these estimates.

Results of Operations

The following data should be read in conjunction with the Consolidated Financial Statements and the associated Notes contained elsewhere in this report.

2011 Compared to 2010

Consolidated Comparisons
	Year Ended December 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$845,275	$872,678	$(27,403)	-3.1%
Gross profit	90,510	43,707	46,803	107.1%
Gross profit as a percentage of revenue	10.7%	5.0%
General and administrative expense	113,273	100,132	13,141	13.1%
General and administrative expense as a percentage of revenue	13.4%	11.5%
Interest expense, net	16,439	17,304	(865)	-5.0%
Gain (loss) on sale of assets	58,674	(89)	58,763
Other income (expense), net	(13,239)	25	(13,264)
Income (loss) before taxes and discontinued operations	6,233	(73,793)	80,026	108.4%
Income (loss) before taxes and discontinued operations as a percentage of revenue	0.7%	-8.5%
Provision (benefit) for income taxes	751	(30,468)	31,219	102.5%
Income (loss) before discontinued operations	5,482	(43,325)	48,807	112.7%
Loss from discontinued operations, net of taxes	(64)	(393)	329	83.7%
Net income (loss)	5,418	(43,718)	49,136	112.4%
Net income attributable to noncontrolling interest	(1,271)	-	-
Net income (loss) attributable to TETRA stockholders	$4,147	$(43,718)	$47,865

Consolidated revenues during 2011 decreased compared to the prior year, as the decrease in Maritech revenues resulting from sales of almost all of its oil and gas producing properties during the year more than offset the growth in revenues from each of our other segments. In particular, revenues from our Production Testing segment increased significantly due to increased domestic demand and higher activity in Mexico. In addition, Fluids segment revenues increased due to CBF sales activity in the regions we serve as well as increased calcium chloride sales activity, primarily domestically. Our Compressco segment reported increased revenues, due largely to increased sales of compressor units during the year, but also due to increased international and domestic demand for its compression based services. Our Offshore Services segment also reported increased revenues due to increased well abandonment and decommissioning service activity during 2011 compared to the prior year. Overall gross profit increased primarily due to higher profitability from our Production Testing and Fluids segments, both of which reflect the increased demand for their domestic onshore products and services. Our Offshore Services segment also reflected increased gross profit, primarily due to the impairment of one of its dive service vessels during 2010.

Consolidated general and administrative expenses increased during 2011 compared to the prior year due to approximately $6.9 million of increased salaries, benefits, and other employee-related costs, partially due to increased headcount. This increase was despite a $0.9 million decrease in equity-based compensation. In addition, general and administrative expenses also increased due to approximately $2.3 million of increased professional fee expenses, $2.1 million of decreased billings to joint owners for Maritech administrative overhead, and $1.0 million of increased bad debt expense, primarily due to the reversal of $1.0 million of bad debt expense during the prior year period. In addition, insurance, taxes, and other general expenses increased by approximately $0.8 million.

Net consolidated interest expense decreased during 2011 primarily due to increased interest income resulting from increased cash investments.

Consolidated gains on sales of assets increased significantly during 2011, primarily due to the sale of Maritech oil and gas producing properties, particularly the May 2011 sale of properties to Tana.

Consolidated other expense was $13.2 million during 2011 and was primarily due to the $14.2 million charge to expense upon the liquidation of commodity derivative swap contracts in connection with the decision to sell Maritech oil and gas producing properties. In addition, current year other expense includes approximately $1.3 million of increased foreign currency losses. These increases were partially offset by approximately $2.2 million of decreased other expense compared to the prior year period primarily due to a $2.8 million premium that was charged during 2010 in connection with the early repayment of the 2004 Senior Notes.

Our provision for income taxes during 2011 increased due to our increased earnings compared to the prior year period.

Divisional Comparisons

Fluids Division
	Year Ended December 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$304,536	$276,337	$28,199	10.2%
Gross profit	57,470	38,984	18,486	47.4%
Gross profit as a percentage of revenue	18.9%	14.1%
General and administrative expense	26,586	23,712	2,874	12.1%
General and administrative expense as a percentage of revenue	8.7%	8.6%
Interest (income) expense, net	14	195	(181)
Other income (expense), net	1,206	876	330
Income before taxes and discontinued operations	$32,076	$15,953	$16,123	101.1%
Income before taxes and discontinued operations as a percentage of revenue	10.5%	5.8%

The increase in Fluids Division revenues during 2011 compared to 2010 was primarily due to $17.5 million of increased product sales revenues. This increase was due to $10.7 million of increased CBF product sales revenues, as increased activity internationally, particularly in Brazil, more than offset a decrease in domestic offshore activity and pricing. Domestic offshore activity levels continue to be reduced as a result of the uncertain regulations governing offshore drilling activities following the April 2010 Macondo accident. Also contributing to the increased revenues was $6.8 million of increased sales of calcium chloride and other manufactured products, primarily from our El Dorado, Arkansas, calcium chloride plant. Increased onshore domestic activity levels, particularly associated with unconventional shale reservoir markets, resulted in approximately $10.7 million of increased service revenues, including increased revenues from frac water services.

Our Fluids Division gross profit increased during 2011 compared to 2010, primarily as a result of the increased gross profit from our chemicals manufacturing operations resulting from the 2010 impairment of the $7.2 million carrying value of the Division’s Lake Charles, Louisiana, calcium chloride plant. Due to the market pricing for calcium chloride and the uncertain supply of raw materials needed to operate the plant on economic terms, the expected operating cash flows of the plant were insufficient to cover the plant’s carrying value. In addition, startup costs and production inefficiencies during 2010 negatively affected the profitability of our El Dorado, Arkansas, plant. While many of these production inefficiencies were mitigated during 2011, we continue to seek ways to improve the plant’s operating performance. Associated with these plant operational inefficiencies, in March 2011, we filed a lawsuit in Union County, Arkansas, seeking to recover damages related to certain design and other services provided in connection with the construction of the El Dorado plant. In addition to the improved gross profit from our chemicals manufacturing operations, gross profit generated from the increased frac water and other services during 2011 more than offset the decreased gross profit from sales of CBFs, that were primarily a result of the decreased domestic offshore market.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and an increase in other income, which more than offset the increased administrative costs. Fluids Division administrative costs increased due to increased salary and employee benefit costs and due to increased professional fees.

Production Enhancement Division

Production Testing Segment
	Year Ended December 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$139,756	$103,995	$35,761	34.4%
Gross profit	46,889	22,205	24,684	111.2%
Gross profit as a percentage of revenue	33.6%	21.4%
General and administrative expense	13,809	9,465	4,344	45.9%
General and administrative expense as a percentage of revenue	9.9%	9.1%
Interest (income) expense, net	(59)	(34)	(25)
Other income (expense), net	2,830	2,250	580
Income before taxes and discontinued operations	$35,969	$15,024	$20,945	139.4%
Income before taxes and discontinued operations as a percentage of revenue	25.7%	14.4%

Production Testing revenues increased significantly during 2011 due to an increase of approximately $30.6 million in domestic revenues. This increase was a result of increased domestic onshore oil and gas drilling activity, as reflected by rig count data. In particular, the Production Testing segment is capitalizing on the increased domestic onshore activity associated with unconventional shale drilling in many of the regions it serves. In addition, international revenues increased by approximately $5.3 million, primarily due to increased PEMEX activity in Mexico.

The increase in Production Testing gross profit during 2011 was primarily due to the increased domestic activity discussed above and the increased efficiencies at the higher activity levels. Gross profit on international Production Testing operations also increased during 2011 primarily due to increased profitability on a South American technical management contract.

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

Compressco Segment
	Year Ended December 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$95,768	$81,413	$14,355	17.6%
Gross profit	31,035	28,672	2,363	8.2%
Gross profit as a percentage of revenue	32.4%	35.2%
General and administrative expense	14,320	11,008	3,312	30.1%
General and administrative expense as a percentage of revenue	15.0%	13.5%
Interest (income) expense, net	(67)	35	(102)
Other income (expense), net	(983)	(116)	(867)
Income before taxes and discontinued operations	$15,799	$17,513	$(1,714)	-9.8%
Income before taxes and discontinued operations as a percentage of revenue	16.5%	21.5%

The increase in Compressco revenues was due to an increase of approximately $9.2 million of revenues from sales of compressor units and parts during 2011 compared to 2010. This increase was primarily due to sales of compressor units to two specific customers, and the level of compressor unit sales going forward is expected to decrease compared to 2011. Compressco service revenue increased by approximately $5.3 million primarily due to increased international demand for compression services, particularly in Latin America. To a lesser extent, service revenue also increased due to increased domestic demand. Compressco’s continuing growth domestically could be negatively affected by current low natural gas prices. In addition, international growth could be hampered by conditions in Mexico, where customer budgetary issues and security disruptions have had a negative impact on activity levels during the past two years. Compressco continues to operate at reduced levels of fabrication of new compressor units for its service fleet and expects to do so until demand for its services increases and inventories of available units are reduced.

Compressco gross profit increased during 2011 compared to 2010 primarily due to the increased sales of compressor units. In addition, gross profit on international service revenues increased, particularly in Latin America. Gross profit on domestic service revenues decreased despite the increase in revenues, due to increased operating expenses. Our Compressco segment continues to seek ways to reduce its operating expenses in the future.

Income before taxes for Compressco decreased during 2011 compared to 2010, despite the increase in gross profit described above, primarily due to increased administrative expense. Compressco administrative expenses reflect the increased professional fee expenses and increased administrative staff as a result of Compressco Partners being a separate public limited partnership and the allocation of a portion of our corporate administrative expenses to Compressco Partners pursuant to the Omnibus Agreement which we and Compressco Partners executed in connection with Compressco Partners’ initial public offering. In addition, the Compressco segment had increased other expense primarily due to increased foreign currency losses.

Offshore Division

Offshore Services Segment
	Year Ended December 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$287,300	$274,200	$13,100	4.8%
Gross profit	33,394	21,695	11,699	53.9%
Gross profit as a percentage of revenue	11.6%	7.9%
General and administrative expense	15,970	17,048	(1,078)	-6.3%
General and administrative expense as a percentage of revenue	5.6%	6.2%
Interest (income) expense, net	45	100	(55)
Other income (expense), net	1,076	117	959
Income before taxes and discontinued operations	$18,455	$4,664	$13,791	295.7%
Income before taxes and discontinued operations as a percentage of revenue	6.4%	1.7%

Revenues from our Offshore Services segment increased during 2011 compared to 2010 primarily due to increased decommissioning, abandonment and dive services activity. These increases were partially offset by decreased cutting services and wireline activity, and the impact throughout 2011 of a softer pricing environment. In addition, during May 2011, we sold our onshore abandonment operations, although this sale is not expected to significantly reduce our revenues in the future. In July 2011, we purchased a new heavy lift derrick barge (which we named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully revolving crane. With this vessel, which was placed into service in the Gulf of Mexico during the fourth quarter of 2011, our Offshore Services segment has significantly increased its heavy lift capacity, enabling us to better serve the Gulf of Mexico decommissioning market and to serve customers with heavier structures. We continue to anticipate that the NTL 2010-G05 “Idle Iron Guidance” regulations issued during 2010 will increase the future demand for well abandonment and decommissioning services to be performed by our Offshore Services segment. Approximately $65.0 million of Offshore Services revenues were from work performed for Maritech during 2011, compared to $62.5 million of such work during 2010. These intercompany revenues are eliminated in consolidation. Despite the sale of Maritech’s oil and gas producing properties, a significant amount of abandonment and decommissioning work remains for Maritech, and a majority of this work is scheduled to be performed during 2012.

Gross profit for the Offshore Services segment during 2011 increased as compared to 2010 due to approximately $15.3 million of impairments during 2010, primarily from the impairment of the carrying value of the Epic Diver, a dive support vessel owned by our Epic Diving & Marine Services subsidiary. During 2010, we determined that this vessel was no longer strategic to the segment’s plan to serve its markets. While the purchase of the TETRA Hedron heavy lift derrick barge is expected to generate increased profitability for our decommissioning operations going forward, gross profit for 2011 was decreased by approximately $6.2 million for the due diligence, inspection, and start up costs incurred during 2011 prior to the vessel being placed into service during the fourth quarter. Overall segment profitability was also affected by a lower pricing environment during 2011, partly due to increased competition.

Offshore Services segment income before taxes increased primarily due to the increase in gross profit described above. In addition, Offshore Services segment administrative costs decreased primarily due to decreased salaries and employee-related, office expenses, insurance, and other general costs. Offshore Services segment income before taxes also increased due to the increase in other income, which was primarily generated from the sale of onshore abandonment operations during 2011.

Maritech Segment
	Year Ended December 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Revenues	$82,740	$200,559	$(117,819)	-58.7%
Gross profit (loss)	(75,762)	(65,055)	(10,707)	-16.5%
Gross profit as a percentage of revenue	-91.6%	-32.4%
General and administrative expense	5,893	4,323	1,570	36.3%
General and administrative expense as a percentage of revenue	7.1%	2.2%
Interest (income) expense, net	73	(107)	180
Gain (loss) on sales of assets	55,454	156	55,298
Other income (expense), net	(1)	(4)	3
Income (loss) before taxes and discontinued operations	$(26,275)	$(69,119)	$42,844	62.0%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-31.8%	-34.5%

Maritech revenues decreased significantly during 2011 compared to 2010, due to the sale during the current year period of approximately 95% of Maritech’s total proved oil and gas reserves as of December 31, 2010. The most significant sale of oil and gas producing properties was on May 31, 2011, when Maritech completed the sale to Tana of oil and gas properties that collectively represented approximately 79% of Maritech’s December 31, 2010, total proved reserves. As a result of these sales, decreased production volumes resulted in decreased revenues of approximately $95.4 million. In addition to the impact of decreased production, Maritech revenues decreased approximately $20.5 million primarily due to decreased realized prices of Maritech’s natural gas production. Maritech had previously hedged a portion of its expected production cash flows by entering into derivative hedge contracts and its contracts hedging its oil production extended through 2011. However, Maritech’s natural gas hedges expired at the end of 2010. Maritech’s average natural gas price received during 2011 was $4.39/MMBtu compared to the $8.55/Mcf average realized price received during 2010. In April 2011, in connection with the planned sale of oil and gas producing properties to Tana, we liquidated the oil derivative hedge contracts. As a result, beginning April 2011, Maritech’s remaining oil and gas production cash flows are no longer hedged. Including the impact of its oil hedge contracts through March 2011, Maritech reflected average realized oil prices during 2011 of $102.34/barrel compared to $96.62/barrel during 2010. Following the above mentioned sales of producing properties, Maritech revenues are expected to continue to be minimal going forward. Maritech expects to sell its remaining oil and gas producing property interests during 2012.

Maritech gross profit decreased during 2011 compared to 2010 due to the decreased revenues discussed above, although this was largely offset by decreased operating and depletion expenses also as a result of the sales of properties. Although oil and gas property impairments also decreased approximately $48.5 million during 2011 compared to the prior year, this decrease was partially offset by approximately $24.4 million of increased excess decommissioning costs. A large portion of the excess decommissioning costs recorded during 2011 was associated with properties not operated by Maritech. In addition, Maritech recorded approximately $2.5 million of insurance settlement gains during 2010 as a result of settlement and claim proceeds from Hurricane Ike damages. Maritech continues to perform significant decommissioning work on its remaining offshore facilities and platforms, and additional charges for decommissioning costs in excess of estimates may occur in future periods.

Despite the decrease in gross profit discussed above, Maritech reported a decreased loss before taxes during 2011 compared to 2010 due to approximately $55.8 million ($57.5 million consolidated) of net gains on the sales of producing properties during the current year period. Partially offsetting this increase in gain on sale was the increase in administrative expenses, primarily due to decreased overhead allocated and billed to joint owners on operated properties, caused by the sales of the properties. In addition, decreased salary, benefit, and employee related expenses resulting from the decrease in administrative staff during the last half of 2011 was largely offset by retention and incentive compensation incurred earlier in the year associated with the sale of Maritech properties. In addition, Maritech administrative expense includes an increase in bad debt expenses, primarily due to a prior year period reversal of bad debt expense.

Corporate Overhead
	Year Ended December 31,		Period to Period Change
	2011	2010	2011 vs 2010	% Change
	(In Thousands, Except Percentages)
Gross profit (primarily depreciation expense)	$(2,626)	$(3,238)	$612	18.9%
General and administrative expense	36,694	34,576	2,118	6.1%
Interest expense, net	16,434	17,112	(678)	-4.0%
Other expense, net	15,839	3,345	12,494	373.5%
Income (loss) before taxes and discontinued operations	$(71,593)	$(58,271)	$(13,322)	-22.9%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are generally not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011, we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead increased significantly during 2011 compared to 2010, primarily due to increased other expense which resulted from approximately $13.8 million of increased hedge ineffectiveness loss. This increased hedge ineffectiveness loss was due to the April 2011 liquidation of hedge derivative contracts, following the planned sale of a significant portion of Maritech oil and gas producing properties, which resulted in a $14.2 million charge to corporate other expense for hedge ineffectiveness. In addition, other expense increased due to approximately $1.2 million of decreased foreign currency gains and despite a $2.8 million premium that was charged during 2010 in connection with the early repayment of the 2004 Senior Notes. Corporate administrative costs increased due to approximately $1.5 million of increased salaries and other general employee expenses, despite approximately $1.4 million decrease in equity-based compensation. In addition, corporate administrative costs also increased due to approximately $1.1 million of increased insurance and tax expenses. These increases were partially offset by approximately $0.4 million of decreased professional fee expenses.

2010 Compared to 2009

Consolidated Comparisons
	Year Ended December 31,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$872,678	$878,877	$(6,199)	-0.7%
Gross profit	43,707	213,097	(169,390)	-79.5%
Gross profit as a percentage of revenue	5.0%	24.2%
General and administrative expense	100,132	100,832	(700)	-0.7%
General and administrative expense as a percentage of revenue	11.5%	11.5%
Interest expense, net	17,304	12,790	4,514	35.3%
Other income (expense), net	(64)	5,895	(5,959)	-101.1%
Income (loss) before taxes and discontinued operations	(73,793)	105,370	(179,163)	-170.0%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-8.5%	12.0%
Provision for income taxes	(30,468)	36,563	(67,031)	-183.3%
Income before discontinued operations	(43,325)	68,807	(112,132)	-163.0%
Loss from discontinued operations, net of taxes	(393)	(3)	(390)	-13000.0%
Net income (loss)	$(43,718)	$68,804	$(112,522)	-163.5%

Consolidated revenues decreased despite increased revenues from our Fluids, Maritech, and Production Testing segments, primarily due to decreases in the revenues of the Offshore Services and Compressco segments. Offshore Services segment revenues decreased by $79.6 million compared to the record levels of 2009, which saw unprecedented activity and demand. Increased onshore oil and gas industry activity during 2010 contributed to the revenue increases by our Production Testing and Fluids Divisions, with the Fluids Division also reflecting increased sales of manufactured products from our new El Dorado, Arkansas, calcium chloride plant. Maritech revenues increased largely because of higher realized oil prices, which include the impact of certain commodity derivative hedges which expired at the end of 2010. Overall gross profit decreased primarily due to $72.8 million of decreased profitability from our Offshore Services segment and due to significant impairments and other charges incurred by our Maritech, Offshore Services, and Fluids segments. In addition, the gross profit of our Fluids and Compressco segments were also decreased compared to the prior year. These decreases were partially offset by increased Production Testing gross profit.

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

Divisional Comparisons

Fluids Division
	Year Ended December 31,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$276,337	$225,517	$50,820	22.5%
Gross profit	38,984	47,549	(8,565)	-18.0%
Gross profit as a percentage of revenue	14.1%	21.1%
General and administrative expense	23,712	22,355	1,357	6.1%
General and administrative expense as a percentage of revenue	8.6%	9.9%
Interest (income) expense, net	195	(35)	230
Other income (expense), net	876	(4,438)	5,314
Income before taxes and discontinued operations	$15,953	$20,791	$(4,838)	-23.3%
Income before taxes and discontinued operations as a percentage of revenue	5.8%	9.2%

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

Despite the increased revenues, gross profit decreased compared to the prior year primarily due to the significant losses from our domestic calcium chloride manufacturing operations. These losses were primarily due to the $7.2 million impairment of the Division’s Lake Charles, Louisiana, calcium chloride plant. Due to the market pricing for calcium chloride and the uncertain supply of raw materials needed to operate the plant on economic terms, the expected operating cash flows of the plant were insufficient to cover the plant’s carrying value, resulting in the impairment. In addition, start up costs and continuing production inefficiencies have negatively affected the profitability of our El Dorado, Arkansas, calcium chloride plant. We continue to take steps to improve the operational efficiency of this plant. Partially offsetting the significantly decreased profitability of our domestic calcium chloride manufacturing operations, gross profit on CBF sales and completion services increased approximately $5.4 million, due to the increased activity levels during the current year. In addition, gross profit from the Division’s European calcium chloride manufacturing operations also increased.

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

Production Enhancement Division

Beginning in the fourth quarter of 2010, certain Mexican production enhancement operations were reclassified from our Production Testing segment to our Compressco segment. Segment information for 2009 has been revised to conform to the current presentation.

Production Testing Segment
	Year Ended December 31,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$103,995	$77,700	$26,295	33.8%
Gross profit	22,205	16,868	5,337	31.6%
Gross profit as a percentage of revenue	21.4%	21.7%
General and administrative expense	9,465	7,985	1,480	18.5%
General and administrative expense as a percentage of revenue	9.1%	10.3%
Interest (income) expense, net	(34)	2	(36)
Other income (expense), net	2,250	6,823	(4,573)
Income before taxes and discontinued operations	$15,024	$15,704	$(680)	-4.3%
Income before taxes and discontinued operations as a percentage of revenue	14.4%	20.2%

The increase in revenues for the Production Testing segment was primarily due to a $16.9 million increase in domestic operations, approximately $10.0 million of which was recorded during the fourth quarter of 2010. This increase reflects the increase in domestic drilling activity. In addition, international operations generated $9.4 million of increased revenues. Approximately $6.3 million of this increase was associated with a South American technical management contract. Increased international revenues were reported during 2010 due to increases in Eastern Hemisphere and Brazil, and were partially offset by decreased activity and revenues in Mexico, where customer budgetary issues, security disruptions, and regional flooding during the year have negatively affected activity levels.

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

Compressco Segment
	Year Ended December 31,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$81,413	$90,965	$(9,552)	-10.5%
Gross profit	28,672	35,985	(7,313)	-20.3%
Gross profit as a percentage of revenue	35.2%	39.6%
General and administrative expense	11,008	10,518	490	4.7%
General and administrative expense as a percentage of revenue	13.5%	11.6%
Interest (income) expense, net	35	-	35
Other income (expense), net	(116)	82	(198)
Income before taxes and discontinued operations	$17,513	$25,549	$(8,036)	-31.5%
Income before taxes and discontinued operations as a percentage of revenue	21.5%	28.1%

The decrease in Compressco revenues was due to $5.6 million of decreased U.S. compression service revenues, primarily reflecting the reduced U.S. demand for wellhead compression services during 2010. We believe the reduced demand was primarily due to continuing lower natural gas prices compared to prices during previous years, as well as due to the impact of increased competition. Compressco’s domestic activity levels have begun to increase during the last three quarters of 2010, and fourth quarter of 2010 revenue levels were increased compared to the prior year period. Over the past year, many domestic oil and gas operators, including certain Compressco customers, have responded to the lower gas prices by reducing operating expenses. In addition, international service revenues also decreased by $3.1 million, primarily due to decreased activity in Mexico. Revenues from sales of compressor units and parts during 2010 decreased $0.8 million compared to the prior year. Compressco has reduced the fabrication of new compressor units until demand for its production enhancement services increases and inventories of available units are reduced.

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

Offshore Division

Offshore Services Segment
	Year Ended December 31,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$274,200	$353,798	$(79,598)	-22.5%
Gross profit	21,695	94,488	(72,793)	-77.0%
Gross profit as a percentage of revenue	7.9%	26.7%
General and administrative expense	17,048	13,891	3,157	22.7%
General and administrative expense as a percentage of revenue	6.2%	3.9%
Interest (income) expense, net	100	(161)	261
Other income (expense), net	117	(2,364)	2,481
Income before taxes and discontinued operations	$4,664	$78,394	$(73,730)	-94.1%
Income before taxes and discontinued operations as a percentage of revenue	1.7%	22.2%

The decrease in revenues for the Offshore Services segment was due to decreased activity compared to the record levels experienced in the prior year period. The decreased activity resulted in reduced utilization of much of the segment’s fleet as compared to the prior year period, without taking into effect the addition of a leased dive support vessel beginning in June 2009. In addition to the decreased activity for certain of the segment’s operations, overall pricing levels were lower during 2010 compared to the prior year. During 2010, the BOEMRE issued NTL 2010-G05, the “Idle Iron Guidance” regulations, which require that wells located in Federal waters must be permanently plugged within three years of becoming uneconomic to operate and that platforms and other infrastructure must be removed within five years of becoming uneconomic to operate. We anticipate that these new requirements will increase the future demand for well abandonment and decommissioning services to be performed by our Offshore Services segment. In addition, we continue to capitalize on the remaining demand for well abandonment and decommissioning services for the remaining offshore properties that were damaged or destroyed by hurricanes. A total of $62.5 million of the segment’s revenues during 2010 were performed for Maritech, compared with $45.6 million during the prior year. These intersegment revenues are eliminated in the consolidated statements of operations.

The decrease in gross profit was primarily due to the decreased activity and pricing, but also included the impact of decreased utilization and efficiencies compared to the prior year period. In addition, during the fourth quarter of 2010, the Offshore Services segment recorded an impairment of $15.3 million to the net carrying value of the Epic Diver, a dive support vessel owned by our Epic Diving & Marine Services subsidiary. We determined that the vessel was no longer strategic to the segment’s plan to serve its markets going forward. In addition, the segment recorded additional impairments of approximately $2.4 million during 2010, associated with other non-strategic assets.

The decrease in income before taxes was primarily due to the decreased gross profit discussed above. Increased general and administrative expenses include the impact of increased salaries and personnel-related costs compared to the prior year. Partially offsetting these decreases, other expense during 2009 included a charge for a $2.0 million legal settlement.

Maritech Segment
	Year Ended December 31,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Revenues	$200,559	$177,039	$23,520	13.3%
Gross profit	(65,055)	20,655	(85,710)	-415.0%
Gross profit as a percentage of revenue	-32.4%	11.7%
General and administrative expense	4,323	5,911	(1,588)	-26.9%
General and administrative expense as a percentage of revenue	2.2%	3.3%
Interest (income) expense, net	(107)	17	(124)
Other income (expense), net	152	7,285	(7,133)
Income (loss) before taxes and discontinued operations	$(69,119)	$22,012	$(91,131)	-414.0%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-34.5%	12.4%

Approximately $41.1 million of Maritech revenues was due to increased realized commodity prices during 2010 compared to the prior year. Maritech has hedged a portion of its expected future oil production levels by entering into commodity derivative hedge contracts, with certain contracts extending through 2011, although contracts having a positive impact compared to market prices expired at the end of 2010. Including the impact of its commodity derivative hedge contracts, Maritech reflected average realized oil and natural gas prices during 2010 of $96.62/barrel and $8.55/Mcf, respectively, each of which were significantly higher than market prices of oil and natural gas during the period. Much of the favorable hedged oil pricing impact was as a result of 2010 oil swaps that were liquidated during 2009. Partially offsetting the increased realized prices, overall production volumes decreased during the current year period, resulting in $18.1 million of decreased revenues. This decrease was attributed to natural gas production interruptions and normal production declines during the period. A portion of Maritech’s Main Pass area production was shut-in due to third-party pipeline issues and the lack of available transportation for production. Although total oil production increased compared to the prior year period, Maritech’s interest in the East Cameron 328 field will continue to have a portion of its production shut-in until Maritech completes the redrilling of certain wells from a newly installed platform to replace the platform that was toppled during Hurricane Ike in 2008. Successful development efforts at Maritech’s Timbalier Bay field are expected to result in increased production going forward. However, since late 2008, as a result of our efforts to conserve capital and decrease our investment in Maritech, we have significantly reduced overall acquisition and development activities, and the level of such activity is expected to continue to be decreased going forward. In February 2011, Maritech sold a portion of its oil and gas properties, which will also result in decreased revenues going forward. In addition, Maritech reported $0.1 million of decreased processing revenue during 2010.

Despite the increased revenues, Maritech’s gross profit for 2010 decreased significantly compared to the prior year due to several factors. During 2009, Maritech recorded $42.2 million of additional credits to operating expense for the collection of insurance settlement proceeds, primarily from the $40 million insurance litigation settlement in December 2009 regarding certain claims associated with damage from Hurricanes Katrina and Rita. In addition, partly due to the issuance by the BOEMRE of NTL 2010-G05 “Idle Iron Guidance” regulations in the U.S. Gulf of Mexico, Maritech significantly adjusted its decommissioning liabilities as of December 31, 2010. Largely as a result of these adjustments, as well as a result of the cost of significant abandonment and decommissioning work performed during 2010, Maritech recorded approximately $30.2 million of increased excess decommissioning expense associated with work performed or to be performed on nonproductive oil and gas properties. In addition, adjustments to decommissioning liabilities associated with productive properties were capitalized to oil and gas properties and, along with the decreased fair value of certain oil and gas properties, contributed significantly to Maritech recording approximately $52.4 million of increased oil and gas property impairments during 2010 compared to the prior year. Partially offsetting these increased operating expenses were approximately $3.1 million of decreased insurance expense and $5.9 million of decreased repair expense, primarily due to the amount of repairs performed during 2009 associated with Hurricane Ike.

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

Corporate Overhead
	Year Ended December 31,		Period to Period Change
	2010	2009	2010 vs 2009	% Change
	(In Thousands, Except Percentages)
Gross profit (primarily depreciation expense)	$(3,238)	$(3,011)	$(227)	7.5%
General and administrative expense	34,576	40,173	(5,597)	-13.9%
Interest (income) expense, net	17,112	12,969	4,143	31.9%
Other income (expense), net	(3,345)	(1,574)	(1,771)	112.5%
Income (loss) before taxes and discontinued operations	$(58,271)	$(57,727)	$(544)	-0.9%

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

Liquidity and Capital Resources

During the year ended December 31, 2011, our liquidity position was significantly affected by several transactions. The sales of substantially all of Maritech’s oil and gas producing properties generated total cash, net of price adjustments, of approximately $181.4 million. In addition, the sales of oil and gas properties allow us to prioritize our future capital expenditure needs toward our core oil and gas services businesses, as Maritech exploitation and development activity historically represented a significant use of our capital resources. Maritech has retained approximately $132.8 million of decommissioning liabilities as of December 31, 2011, associated primarily with non-productive offshore facility and production platform assets, and we anticipate extinguishing the significant majority of this work during 2012. In July 2011, we increased the heavy lift capacity of our Offshore Services segment with the purchase of the TETRA Hedron, a 1,600-metric ton heavy lift vessel. The addition of this vessel, which was purchased for approximately $62.8 million, should allow us to serve Offshore Services customers with heavier structures in the Gulf of Mexico. Also during June 2011, our subsidiary, Compressco Partners, finalized its initial public Offering, which generated approximately $42.2 million of Offering proceeds, net of offering costs. Approximately $32.2 million of these Offering proceeds were used to repay to us certain intercompany note balances. Following the Offering, in which we retained an approximate 83% ownership, we continue to consolidate Compressco Partners as part of our Compressco segment in our consolidated financial statements; however, separate cash balances are now maintained by Compressco Partners to satisfy its operating requirements as well as to fund quarterly distributions pursuant to its partnership agreement. As of December 31, 2011, we had consolidated cash of approximately $204.4 million, approximately $17.5 million of which is held by Compressco Partners and is unavailable for our general purposes. Besides cash available, we also have approximately $270.0 million of minimum available borrowing capacity under our bank revolving credit facility, which does not include the additional $17.0 million available under Compressco Partners’ facility. Additional capital resources are also available to us in the form of additional debt borrowings, equity issuances, or other sources of capital. This liquidity and access to capital resources allows us to consider funding additional capital expenditure projects as well as potential acquisition transactions, as opportunities become available.

Operating Activities

Cash flows generated by operating activities totaled approximately $43.8 million during 2011 compared to $153.3 million during 2010, a decrease of 71.4%. Approximately $47.8 million of the 2010 operating cash flows were generated from insurance settlements and claims proceeds from a portion of Maritech’s insurance coverage related to damages suffered from Hurricane Ike during 2008. The remaining decrease in operating cash flows compared to 2010 was due to decreased earnings, excluding the gains on sales of assets and depreciation expense, during 2011. During the past three year period ended December 31, 2011, our operating cash flows have been affected by the significant and increasing amount of decommissioning work performed by Maritech on its offshore oil and gas production facilities and platforms.

During the three year period ended December 31, 2011, Maritech expended approximately $277.3 million on well abandonment and decommissioning work performed. As of December 31, 2011, and following the sale of substantially all of Maritech’s producing oil and gas properties, the estimated third-party discounted fair value, including an estimated profit, of Maritech’s decommissioning liabilities totals $132.8 million as of December 31, 2011, and our future operating cash flow will continue to be affected by the actual timing and amount of these decommissioning expenditures. Approximately $105.0 million of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liabilities is expected to occur during 2012. Maritech’s decommissioning liabilities relate primarily to the remaining inventory of abandonment and decommissioning work, including an estimated profit margin, to be completed primarily over the next two years. Our Offshore Services segment is expected to perform a majority of this work. The amount and timing of the cash outflows associated with all of Maritech’s remaining decommissioning liabilities are estimated based on expected costs and project scheduling. Such estimates are imprecise and subject to change due to changing cost estimates, further changes to BSEE requirements, commodity prices, and other factors.

In some cases, the previous owners of the properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as the work is performed, which partially offsets Maritech’s future expenditures. Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. As of December 31, 2011, Maritech’s total decommissioning obligation is approximately $139.8 million and consists of Maritech’s total liability of $132.8 million plus approximately $7.0 million of such contractual reimbursement arrangements with the previous owners. An additional $13.6 million of such contractual reimbursement arrangements as of December 31, 2011, is classified as receivable assets related to amounts waiting to be invoiced and collected.

Offshore well abandonment and decommissioning operations in the U.S. Gulf of Mexico are governed by NTL 2010-G05 “Idle Iron Guidance” regulation, which requires that wells must be plugged within three years of becoming uneconomic to operate. Previously, the requirement was to perform this work after the last well in a field was depleted. In October 2011, the BOEMRE’s responsibilities were divided between the BOEM and the BSEE, which will oversee the provisions of the “Idle Iron Guidance.” These “Idle Iron Guidance” requirements are expected to increase the future demand for the abandonment and decommissioning services of our Offshore Services segment.

While the overall global economy continues to be difficult to predict, industry rig count and other data indicates that domestic oil and gas industry spending is increasing, spurred by the current strong pricing for crude oil and the recent trends for onshore shale exploitation. Demand for a large portion of our products and services is driven by oil and gas drilling and production activity, which is affected by oil and natural gas commodity pricing. In particular, our Production Testing and Fluids segments reported increased onshore domestic activity levels during 2011 compared to 2010. We are anticipating similar continued strong revenues and cash flows for these businesses going forward into 2012.

During the past three years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, debris removal, and platform construction associated with six offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. As of December 31, 2011, Maritech has remaining work associated with two of the downed platforms. The estimated cost to perform the remaining abandonment, decommissioning, and debris removal is approximately $27.5 million net to our interest before any insurance recoveries. Due to the unique nature of the remaining work to be performed, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. All of this amount has been accrued as part of Maritech’s decommissioning liabilities. Maritech has additional maximum remaining insurance coverage available of approximately $19.5 million, all of which relates to Hurricane Ike, although a portion of this coverage may not be utilized. One of the underwriters associated with our windstorm insurance coverage for Hurricane Ike damages has contested whether certain repair costs incurred are covered costs under the policy. During December 2010, we initiated legal proceedings against this underwriter in an attempt to collect the amount of claim reimbursements provided for under the policy. The timing of the collection of any future reimbursements is beyond our control, and we will continue to use a significant amount of our working capital until such reimbursements are received.

The 2010 explosion and subsequent oil spill at the Macondo well evidences the general operating risks associated with offshore oil and gas activities. We are subject to operating hazards normally associated with oilfield service industry operations and, to a lesser extent, offshore oil and gas production operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and environmental accidents. We maintain various types of business insurance that would be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including removal of debris, operator’s extra expense, control of well, and pollution and clean-up coverage. Our insurance coverage includes deductibles that must be met prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that it submits to BSEE. Maritech has designated employees and third-party contracts in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities

During 2011, we generated $46.8 million of cash flows from investing activities, due to approximately $188.3 million of proceeds received from asset sales, primarily from sales of Maritech oil and gas producing properties. Maritech has represented a significant portion of our capital expenditures historically, and with the sale of these Maritech properties, we have focused our investing activities on our existing businesses and on potential acquisitions. During 2011, we expended $123.6 million of cash capital expenditures, and this amount included an increase in capital expenditures for each of our segments, other than Maritech, compared to the prior year. This increase in capital expenditures reflects the anticipated growth for each of our segments, other than Maritech. In July 2011, we purchased a heavy lift derrick barge with a 1,600-metric ton lift capacity, fully revolving crane for approximately $62.8 million. Additional costs were also incurred for inspecting, transporting, and outfitting the barge prior to placing it into service in November 2011. This asset purchase significantly expanded the capability of our Offshore Services segment and enables us to serve customers with heavier structures in the Gulf of Mexico.

The recent growth in our Production Testing segment’s operations has resulted in plans to purchase significant additional equipment needed to serve the growing needs of our customers. This expenditure program is underway and expected to continue into 2012. Our capital expenditure plans have been, and, for certain of our businesses, will continue to be, reviewed carefully, and a significant amount of planned capital expenditure activity may be deferred until activity levels increase. Our Compressco segment continues to operate at reduced levels of fabrication of new compressor units and expects to do so until demand for its services increases and inventories of available compressor units are reduced.

During 2011, our cash capital expenditures totaled approximately $123.6 million. Approximately $17.9 million of our capital expenditures was expended by our Fluids Division, the majority of which related to the purchase of new equipment to support its growing onshore completion services business. Our Production Enhancement Division spent approximately $32.4 million, consisting of approximately $19.9 million by the Production Testing segment to add to or replace a portion of its production testing equipment fleet and approximately $12.5 million by the Compressco segment for customized compressor units to be sold, along with general infrastructure needs. Our Offshore Division expended approximately $72.3 million, consisting of approximately $64.4 million of expenditures by its Offshore Services segment, primarily for the heavy lift barge discussed above. In addition, the Offshore Division expended approximately $7.9 million of development expenditures for Maritech prior to the sale of substantially all of its oil and gas properties. Corporate capital expenditures were approximately $1.0 million.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses other than Maritech; however, certain of these expenditures may be postponed or cancelled in our continuing efforts to conserve capital. We plan to expend over $140 million on total capital expenditures during 2012. The deferral of certain capital projects, such as the additional replacement or upgrading of vessels in our Offshore Services fleet, could affect our ability to compete in the future. Our long-term growth strategy also continues to include the pursuit of suitable acquisitions or opportunities to expand operations in oil and gas service markets. To the extent we consummate a significant transaction, our liquidity position will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of February 29, 2012, we did not have any outstanding balance on the revolving credit facility, although we had $8.1 million of letters of credit and guarantees against the $278.0 million availability under the revolving credit facility, leaving a net availability of $269.9 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions.

Under the Credit Agreement, which matures on October 29, 2015, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with the financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances. In June 2011, associated with the contribution of the majority of the operations and related assets and liabilities of our Compressco segment into Compressco Partners, Compressco Partners was designated as an unrestricted subsidiary and is no longer a borrower or a guarantor under our bank credit facility.

The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of December 31, 2011. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants and we expect this trend to continue.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a new credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries are guarantors. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes borrowing capacity of $20.0 million (less $3.0 million that is required to be set aside as a reserve that cannot be borrowed) that is available for letters of credit (with a sublimit of $5.0 million) and an uncommitted $20.0 million expansion feature. The Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as Compressco Partners is not in default, the Partnership Credit Agreement could also be used to fund Compressco Partners’ quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of December 31, 2011, there is no balance outstanding under the Partnership Credit Agreement. The maturity date of the Partnership Credit Agreement is June 24, 2015.

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

Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners’ option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Partnership Credit Agreement, Compressco Partners is required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners’ ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility. If an event of default occurs, the lenders are entitled to take various actions, including the acceleration of amounts due under the Partnership Credit Agreement and all actions permitted to be taken by secured creditors.

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

In December 2010, we issued, and sold through a private placement, $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the 2010 Senior Notes) pursuant to a Note Purchase Agreement dated September 30, 2010. The Series 2010-A Senior Notes bear interest at the fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes bear interest at the fixed rate of 5.67% and mature on December 15, 2020. Interest on the 2010 Senior Notes is due semiannually on June 15 and December 15 of each year.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreement and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreement and the Master Note Purchase Agreement as of December 31, 2011. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. We purchased $5.7 million of common stock pursuant to this authorization from 2004 through 2005 and have made no purchases pursuant to the authorization since then. We received $3.4 million, $1.3 million, and $1.2 million during 2011, 2010 and 2009, respectively, from the exercise of stock options by employees.

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

As of December 31, 2011 and 2010, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on the financial statements.

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. On August 22, 2011, the Court issued a Preliminary Approval Order preliminarily approving the settlement of the suit as set forth in the Stipulation of Settlement dated August 12, 2011 (the Stipulation). The Stipulation does not provide for the payment of monetary compensation to stockholders; rather, it provides for certain additions to our corporate governance policies and procedures and for the payment of plaintiff’s attorneys’ fees and litigation expenses, which have been paid by our insurers. On October 17, 2011, the Court granted final approval of the settlement.

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

Product Purchase Obligations

In the normal course of our Fluids Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2011, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Fluids Division’s supply agreements was approximately $250.6 million, extending through 2029.

Other Contingencies

Related to its remaining oil and gas property decommissioning liabilities, our Maritech subsidiary estimates the third-party fair values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms, and clear the sites, and uses these estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2011, Maritech’s decommissioning liabilities are net of approximately $7.0 million for such future reimbursements from these previous owners.

Contractual Obligations

The table below summarizes our contractual cash obligations as of December 31, 2011:

	Payments Due
	Total	2012		2013	2014	2015	2016	Thereafter
	(In Thousands)
Long-term debt	$305,035	$35		$35,000	$-	$90,000	$90,000	$90,000
Interest on debt	77,983	18,145		16,665	15,940	11,977	6,472	8,784
Purchase obligations	250,575	15,275		15,275	15,275	15,275	15,275	174,200
Decommissioning and
other asset retirement
obligations(1)	139,835	113,647	(3)	18,618	287	-	311	6,972
Operating and
capital leases	14,321	6,681		3,204	1,736	914	577	1,209
Total contractual
cash obligations(2)	$787,749	$153,783		$88,762	$33,238	$118,166	$112,635	$281,165

(1)
We have estimated the timing of these payments for decommissioning liabilities based upon our plans and the plans of outside operators, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the undiscounted obligation as of December 31, 2011.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $3.0 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements. See “Note F – Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

(3)
Approximately $27.5 million of the amounts expected to be paid in 2012 represent well abandonment, decommissioning, and debris removal related to offshore platforms destroyed in the 2005 and 2008 hurricanes.

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (ASU 2011-08), which simplifies how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have a significant impact on our financial statements.

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are to be applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standard Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. The adoption of the accounting and disclosure requirements of this ASU is not expected to have a significant impact on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Any balances outstanding under the floating rate portion of our bank credit facility or Compressco Partners' bank credit facility are subject to market risk exposure related to changes in applicable interest rates. We borrow funds pursuant to our bank credit facility as necessary to fund our capital expenditure requirements and certain acquisitions. Compressco Partners' bank credit facility is available to fund its working capital needs, capital expenditures, acquisitions, and other general partnership purposes. These instruments carry interest at an agreed-upon percentage rate spread above LIBOR. We had no balance outstanding under either bank credit facility as of December 31, 2011. Accordingly, as of that date, there are no long-term debt obligations which bear a variable rate of interest.

Exchange Rate Risk

We are exposed to fluctuations between the U.S. dollar and the euro with regard to our euro-denominated operating activities. As of December 31, 2011, we have no currency hedge for our euro-denominated operations. In our European operations, we continue to have exposure related to revenues, expenses, operating receivables, and payables denominated in euros, as well as other currencies; however, such transactions are not pursuant to long-term contract terms, and the amount of such foreign currency exposure is not determinable or considered material. We also have operations in other foreign countries, particularly in Brazil and Mexico, in which we have exposure to the fluctuation between the local currencies in those markets and the U.S. dollar. We currently have no hedges in place with regard to these currencies.

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

In April 2011, in connection with the anticipated plans to sell Maritech’s remaining oil and gas properties, we liquidated the derivative swap financial instruments that were designated as hedges of Maritech’s future oil production. As a result, until Maritech’s remaining oil and gas properties are sold, we are exposed to the commodity price risk associated with the remaining oil and natural gas production that we continue to own following the sales. Due to the minimal amount of expected production following the sales, such commodity price risk exposure is not expected to be significant.

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

Each oil and gas swap contract uses the NYMEX WTI (West Texas Intermediate) oil price and the NYMEX Henry Hub natural gas price as the referenced price. Based upon an average NYMEX strip price over the remaining contract term of $93.76/barrel, the market value of our oil swaps liability at December 31, 2010, was $5.2 million. A $1 increase in the future price of oil would have resulted in the market value of the combined oil derivative liability increasing by $0.7 million. The market value associated with the 2011 oil swap contract is reflected as a current liability as of December 31, 2010, in the accompanying consolidated balance sheet.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation under the framework in Internal Control – Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, has been performed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ending December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the Proxy Statement) for the annual meeting of stockholders to be held on May 8, 2012, which involves the election of directors and is to be filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 as amended (the Exchange Act) within 120 days of the end of our fiscal year on December 31, 2011.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Company
Page
	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2011 and 2010	F-3
	Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009	F-5
	Consolidated Statements of Equity for the years ended December 31, 2011, 2010, and 2009	F-6
	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	F-7
	Notes to Consolidated Financial Statements	F-8
2.	Financial statement schedules have been omitted as they are not required, are not applicable, or the required information is included in the financial statements or notes thereto.
3.	List of Exhibits

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

4.5
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

4.6
First Amendment to Rights Agreement dated as of November 6, 2008, by and between TETRA Technologies, Inc. and Computershare Trust Company, N.A. (as successor rights agent to Harris Trust and Savings Bank), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 6, 2008 (SEC File No. 001-13455)).

4.7	Form of 6.30% Senior Notes, Series 2008-A, due April 30, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).
4.8	Form of 6.56% Senior Notes, Series 2008-B, due April 30, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).
4.9
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

4.10
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

4.11
Form of 5.09% Senior Notes, Series 2010-A, due December 15, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.12
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

10.5***	1998 Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002 filed on March 28, 2003 (SEC File No. 001-13455)).
10.6***
Agreement between TETRA Technologies, Inc. and Geoffrey M. Hertel, dated February 26, 1993 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2005 (SEC File No. 001-13455)).

10.7***	Form of Incentive Stock Option Agreement, dated as of December 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2005 SEC File No. 001-13455)).
10.8***
TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).

10.9***
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, and Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to the Company’s Form 8-K filed on May 8, 2006 (SEC File No. 001-13455)).

10.10+***	Summary Description of the Compensation of Non-Employee Directors of TETRA Technologies, Inc.
10.11+***	Summary Description of Named Executive Officer Compensation.
10.12***
Nonqualified Stock Option Agreement between TETRA Technologies, Inc. and Stuart M. Brightman, dated April 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2005 (SEC File No. 001-13455)).

10.13***
First Amendment to the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003), dated December 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2005 (SEC File No. 001-13455)).

10.14***
Form of Stock Option Agreement under the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003), as further amended by the First Amendment to the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 22, 2005 (SEC File No. 001-13455)).

10.15
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

10.16
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

10.17***	TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2002 (SEC File No. 001-13455)).
10.18***
TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

10.19***
TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on  May 4, 2007 (SEC File No. 333-142637)).

10.20***
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, and Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibits 4.13, 4.14, and 4.15 to the Company’s Registration Statement on Form S-8 filed on May 4, 2007 (SEC File No. 333-142637)).

10.21***
TETRA Technologies, Inc. 401(k) Retirement Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 22, 2008 (SEC File No. 333-149348)).

10.22***
Employee Restricted Stock Agreement between TETRA Technologies, Inc. and Philip N. Longorio, dated February 22, 2008 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on February 22, 2008 (SEC File No. 333-149347)).

10.23***
TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

10.24***
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

10.25***
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

10.29
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-3 filed on November 30, 2009 (SEC File No. 333-163409)).

10.30
Form of Subordinated Indenture (including form of subordinated debt security) (incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 filed on November 30, 2009 (SEC File No. 333-163409)).

10.31***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.32***
TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.33***
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.34***
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

10.39
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

10.40***	Retention Agreement effective as of November 2, 2010, by and among TETRA Technologies, Inc. and Edgar A. Anderson.
10.41
Contribution, Conveyance and Assumption Agreement, dated June 20, 2011, by and among Compressco, Inc., Compressco Field Services, Inc., Compressco Canada, Inc., Compressco de Mexico, S. de R.L. de C.V., Compressco Partners GP Inc., Compressco Partners, L.P., Compressco Partners Operating, LLC, Compressco Netherlands B.V., Compressco Holdings, LLC, Compressco Netherlands Cooperatief U.A., Compressco Partners Sub, Inc., TETRA International Incorporated, Production Enhancement Mexico, S. de R.L. de C.V. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.42
Omnibus Agreement dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.43
Purchase and Sale Agreement, dated April 1, 2011, by and between Maritech Resources, Inc. as Seller and Tana Exploration Company LLC as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-13455)).

10.44***
TETRA Technologies, Inc. 2011 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.45***
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.46***
Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.47***
Form of Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.48***
Form of Non-Employee Consultant Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.49***
Form of Non-Employee Consultant Restricted Stock Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.50***
Form of Non-Employee Director Restricted Stock Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.51***
Employee Restricted Stock Agreement between TETRA Technologies, Inc. and Peter J. Pintar dated November 15, 2011 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on November 15, 2011 (SEC File No. 333-177995)).

21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this report.
**	Furnished with this report.
***	Management contract or compensatory plan or arrangement.
++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements for the year ended December 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date: February 29, 2012	By:	/s/Stuart M. Brightman
Stuart M. Brightman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/Ralph S. Cunningham	Chairman of	February 29, 2012
Ralph S. Cunningham	the Board of Directors

/s/Stuart M. Brightman	President, Chief Executive	February 29, 2012
Stuart M. Brightman	Officer and Director
(Principal Executive Officer)

/s/Joseph M. Abell	Senior Vice President and	February 29, 2012
Joseph M. Abell	Chief Financial Officer
(Principal Financial Officer)

/s/Ben C. Chambers	Vice President – Accounting	February 29, 2012
Ben C. Chambers	and Controller
(Principal Accounting Officer)

/s/Thomas R. Bates, Jr.	Director	February 29, 2012
Thomas R. Bates, Jr.

/s/Paul D. Coombs	Director	February 29, 2012
Paul D. Coombs

/s/Tom H. Delimitros	Director	February 29, 2012
Tom H. Delimitros

/s/Geoffrey M. Hertel	Director	February 29, 2012
Geoffrey M. Hertel

/s/Allen T. McInnes	Director	February 29, 2012
Allen T. McInnes

/s/Kenneth P. Mitchell	Director	February 29, 2012
Kenneth P. Mitchell

/s/William D. Sullivan	Director	February 29, 2012
William D. Sullivan

/s/Kenneth E. White, Jr.	Director	February 29, 2012
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

4.5
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

4.6
First Amendment to Rights Agreement dated as of November 6, 2008, by and between TETRA Technologies, Inc. and Computershare Trust Company, N.A. (as successor rights agent to Harris Trust and Savings Bank), as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on November 6, 2008 (SEC File No. 001-13455)).

4.7	Form of 6.30% Senior Notes, Series 2008-A, due April 30, 2013 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).
4.8	Form of 6.56% Senior Notes, Series 2008-B, due April 30, 2015 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 5, 2008 (SEC File No. 001-13455)).
4.9
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

4.10
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

4.11
Form of 5.09% Senior Notes, Series 2010-A, due December 15, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.12
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

10.5***	1998 Director Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2002 filed on March 28, 2003 (SEC File No. 001-13455)).
10.6***
Agreement between TETRA Technologies, Inc. and Geoffrey M. Hertel, dated February 26, 1993 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on January 7, 2005 (SEC File No. 001-13455)).

10.7***	Form of Incentive Stock Option Agreement, dated as of December 28, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on January 7, 2005 SEC File No. 001-13455)).
10.8***
TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).

10.9***
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, and Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to the Company’s Form 8-K filed on May 8, 2006 (SEC File No. 001-13455)).

10.10+***	Summary Description of the Compensation of Non-Employee Directors of TETRA Technologies, Inc.
10.11+***	Summary Description of Named Executive Officer Compensation.
10.12***
Nonqualified Stock Option Agreement between TETRA Technologies, Inc. and Stuart M. Brightman, dated April 20, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 22, 2005 (SEC File No. 001-13455)).

10.13***
First Amendment to the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003), dated December 16, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on December 22, 2005 (SEC File No. 001-13455)).

10.14***
Form of Stock Option Agreement under the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003), as further amended by the First Amendment to the TETRA Technologies, Inc. 1998 Director Stock Option Plan (As Amended Through June 27, 2003) (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on December 22, 2005 (SEC File No. 001-13455)).

10.15
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

10.16
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

10.17***	TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2002 (SEC File No. 001-13455)).
10.18***
TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

10.19***
TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on  May 4, 2007 (SEC File No. 333-142637)).

10.20***
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, and Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibits 4.13, 4.14, and 4.15 to the Company’s Registration Statement on Form S-8 filed on May 4, 2007 (SEC File No. 333-142637)).

10.21***
TETRA Technologies, Inc. 401(k) Retirement Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 22, 2008 (SEC File No. 333-149348)).

10.22***
Employee Restricted Stock Agreement between TETRA Technologies, Inc. and Philip N. Longorio, dated February 22, 2008 (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on February 22, 2008 (SEC File No. 333-149347)).

10.23***
TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

10.24***
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 9, 2008 (SEC File No. 333-150783)).

10.25***
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

10.29
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-3 filed on November 30, 2009 (SEC File No. 333-163409)).

10.30
Form of Subordinated Indenture (including form of subordinated debt security) (incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 filed on November 30, 2009 (SEC File No. 333-163409)).

10.31***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.32***
TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.33***
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.34***
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

10.39
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

10.40***	Retention Agreement effective as of November 2, 2010, by and among TETRA Technologies, Inc. and Edgar A. Anderson.
10.41
Contribution, Conveyance and Assumption Agreement, dated June 20, 2011, by and among Compressco, Inc., Compressco Field Services, Inc., Compressco Canada, Inc., Compressco de Mexico, S. de R.L. de C.V., Compressco Partners GP Inc., Compressco Partners, L.P., Compressco Partners Operating, LLC, Compressco Netherlands B.V., Compressco Holdings, LLC, Compressco Netherlands Cooperatief U.A., Compressco Partners Sub, Inc., TETRA International Incorporated, Production Enhancement Mexico, S. de R.L. de C.V. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.42
Omnibus Agreement dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.43
Purchase and Sale Agreement, dated April 1, 2011, by and between Maritech Resources, Inc. as Seller and Tana Exploration Company LLC as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-13455)).

10.44***
TETRA Technologies, Inc. 2011 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.45***
Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.46***
Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.13 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.47***
Form of Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.48***
Form of Non-Employee Consultant Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.49***
Form of Non-Employee Consultant Restricted Stock Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.50***
Form of Non-Employee Director Restricted Stock Agreement under the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.51***
Employee Restricted Stock Agreement between TETRA Technologies, Inc. and Peter J. Pintar dated November 15, 2011 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on November 15, 2011 (SEC File No. 333-177995)).

21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this report.
**	Furnished with this report.
***	Management contract or compensatory plan or arrangement.
++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements for the year ended December 31, 2011. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Annual Report on Form 10-K shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note R to the consolidated financial statements, in 2009, the Company adopted SEC Release 33-8995 and the amendments to ASC Topic 932, “Extractive Industries – Oil and Gas,” resulting from ASU 2010-03 (collectively, the Modernization Rules).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TETRA Technologies, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc.

We have audited TETRA Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). TETRA Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TETRA Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011 of TETRA Technologies, Inc. and subsidiaries, and our report dated February 29, 2012, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
February 29, 2012

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$204,412	$65,360
Restricted cash	8,780	360
Accounts receivable, net of allowance for doubtful accounts
of $1,849 in 2011 and $2,590 in 2010	141,537	161,864
Inventories	99,985	104,305
Derivative assets	-	2,436
Deferred tax assets	39,330	29,685
Oil and gas properties held for sale	3,743	-
Prepaid expenses and other current assets	30,714	50,928
Total current assets	528,501	414,938

Property, plant, and equipment:
Land and building	76,937	79,368
Machinery and equipment	530,408	482,677
Automobiles and trucks	46,950	43,492
Chemical plants	158,065	176,853
Oil and gas producing assets (successful efforts method)	-	761,449
Construction in progress	25,316	15,677
Total property, plant, and equipment	837,676	1,559,516
Less accumulated depreciation and depletion	(308,375)	(819,646)
Net property, plant, and equipment	529,301	739,870

Other assets:
Goodwill	99,132	99,005
Patents, trademarks, and other intangible assets, net of
accumulated amortization of $22,572 in 2011 and $21,499 in 2010	11,872	13,024
Deferred tax assets	258	899
Other assets	34,246	31,892
Total other assets	145,508	144,820
Total assets	$1,203,310	$1,299,628

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31,
	2011	2010
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$46,382	$51,830
Accrued liabilities	80,975	87,529
Decommissioning and other asset retirement obligations, current	105,008	72,265
Derivative liabilities	-	5,208
Total current liabilities	232,365	216,832

Long-term debt, net	305,000	305,035
Deferred income taxes	48,537	46,789
Decommissioning and other asset retirement obligations, net	34,827	200,550
Other liabilities	13,493	14,099
Total long-term and other liabilities	401,857	566,473

Commitments and contingencies

Equity:
TETRA stockholders' equity:
Common stock, par value $.01 per share; 100,000,000 shares
authorized; 79,673,374 shares issued at December 31, 2011
and 77,825,398 shares issued at December 31, 2010	797	778
Additional paid-in capital	220,144	203,044
Treasury stock, at cost; 2,249,959 shares held at December 31,
2011 and 1,533,653 shares held at December 31, 2010	(14,841)	(8,382)
Accumulated other comprehensive income (loss)	(2,877)	1,107
Retained earnings	323,923	319,776
Total TETRA stockholders' equity	527,146	516,323
Noncontrolling interest	41,942	-
Total equity	569,088	516,323
Total liabilities and equity	$1,203,310	$1,299,628

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
Product sales	$329,489	$419,926	$350,005
Services and rentals	515,786	452,752	528,872
Total revenues	845,275	872,678	878,877

Cost of revenues:
Cost of product sales	306,953	302,675	237,911
Cost of services and rentals	337,235	291,948	310,943
Gain on insurance recoveries	-	(2,541)	(45,391)
Depreciation, depletion, amortization, and accretion	94,839	148,022	149,326
Impairments of long-lived assets	15,738	88,867	12,991
Total cost of revenues	754,765	828,971	665,780
Gross profit	90,510	43,707	213,097

General and administrative expense	113,273	100,132	100,832
Interest expense, net	16,439	17,304	12,790
Gain (loss) on sales of assets	58,674	(89)	7,333
Other income (expense), net	(13,239)	25	(1,438)

Income (loss) before taxes and discontinued operations	6,233	(73,793)	105,370
Provision (benefit) for income taxes	751	(30,468)	36,563

Income (loss) before discontinued operations	5,482	(43,325)	68,807

Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(64)	(393)	(426)
Gain on disposal of discontinued operations, net of taxes	-	-	423
Income (loss) from discontinued operations	(64)	(393)	(3)

Net income (loss)	5,418	(43,718)	68,804
Less: income attributable to noncontrolling interest	(1,271)	-	-
Net income (loss) attributable to TETRA stockholders	$4,147	$(43,718)	$68,804

Basic net income (loss) per common share:
Income (loss) before discontinued operations attributable
to TETRA stockholders	$0.05	$(0.57)	$0.92
Income (loss) from discontinued operations attributable
to TETRA stockholders	(0.00)	(0.01)	(0.00)
Net income (loss) attributable to TETRA stockholders	$0.05	$(0.58)	$0.92
Average shares outstanding	76,616	75,539	75,045

Diluted net income (loss) per common share:
Income (loss) before discontinued operations attributable
to TETRA stockholders	$0.05	$(0.57)	$0.91
Income (loss) from discontinued operations attributable
to TETRA stockholders	(0.00)	(0.01)	(0.00)
Net income (loss) attributable to TETRA stockholders	$0.05	$(0.58)	$0.91
Average diluted shares outstanding	77,991	75,539	75,722

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

				Accumulated Other
Common		Additional		Comprehensive Income (Loss)
Stock		Paid-In	Treasury	Derivative	Currency	Retained	Noncontrolling	Total
Par Value		Capital	Stock	Instruments	Translation	Earnings	Interest	Equity

Balance at December 31, 2008	$768	$186,318	$(8,843)	$47,407	$(4,519)	$294,690	$-	$515,821
Net income for 2009						68,804		68,804
Translation adjustment, net of
taxes of $1,564					7,869			7,869
Net change in derivative fair value,
net of taxes of $(14,157)				(23,935)				(23,935)
Comprehensive income								52,738
Exercise of common stock options	2	632	588					1,222
Grants of restricted stock, net			(55)					(55)
Stock compensation expense		6,662						6,662
Minority interest		(141)						(141)
Tax benefit upon exercise of certain
nonqualified and incentive options		247						247
Balance at December 31, 2009	$770	$193,718	$(8,310)	$23,472	$3,350	$363,494	$-	$576,494

Net loss for 2010						(43,718)		(43,718)
Translation adjustment, net of
taxes of $2,041					420			420
Net change in derivative fair value,
net of taxes of $(15,481)				(26,135)				(26,135)
Comprehensive loss								(69,433)
Exercise of common stock options	8	1,598	(9)					1,597
Grants of restricted stock, net			(63)					(63)
Stock compensation expense		7,211						7,211
Tax benefit upon exercise of certain
nonqualified and incentive options		517						517
Balance at December 31, 2010	$778	$203,044	$(8,382)	$(2,663)	$3,770	$319,776	$-	$516,323

Net income for 2011						4,147	1,271	5,418
Translation adjustment, net of
taxes of $(1,828)					(6,647)			(6,647)
Net change in derivative fair value,
net of taxes of $1,578				2,663				2,663
Comprehensive income								1,434
Issuance of Compressco Partners
common units, net of offering costs							42,177	42,177
Distributions to public unitholders							(1,182)	(1,182)
Exercise of common stock options	19	9,965	(5,803)					4,181
Grants of restricted stock, net			(656)					(656)
Equity compensation expense		5,801					487	6,288
Other noncontrolling interests							(811)	(811)
Tax benefit upon exercise of certain
nonqualified and incentive options		1,334						1,334
Balance at December 31, 2011	$797	$220,144	$(14,841)	$-	$(2,877)	$323,923	$41,942	$569,088

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income (loss)	$5,418	$(43,718)	$68,804
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	94,839	148,022	149,326
Impairments of long-lived assets	15,738	88,867	19,531
Provision (benefit) for deferred income taxes	(5,757)	(45,487)	21,204
Equity-based compensation expense	6,288	7,211	6,662
Provision for doubtful accounts	973	(1)	3,393
Proceeds from sale of derivatives	-	-	23,060
Non-cash income from sold hedge derivatives	-	(22,853)	-
(Gain) loss on sale of property, plant, and equipment	(58,674)	89	(7,333)
Proceeds from insurance settlements	-	47,772	-
Excess decommissioning/abandoning costs	78,382	53,997	23,771
Other non-cash charges and credits	(4,815)	(495)	762
Excess tax benefit from exercise of stock options	(1,334)	(517)	(247)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	16,129	6,613	62,364
Inventories	2,158	17,308	(4,628)
Prepaid expenses and other current assets	23,447	(2,092)	13,611
Trade accounts payable and accrued expenses	(29,984)	(5,500)	(30,622)
Decommissioning liabilities	(101,920)	(95,872)	(79,471)
Other	2,899	(19)	2,128
Net cash provided by operating activities	43,787	153,325	272,315

Investing activities:
Purchases of property, plant, and equipment	(123,604)	(107,684)	(151,773)
Business combinations, net of cash acquired	(1,500)	(6,250)	(18,105)
Proceeds from sale of property, plant, and equipment	188,273	2,997	15,925
Other investing activities	(16,330)	(4,949)	4,254
Net cash provided by (used in) investing activities	46,839	(115,886)	(149,699)

Financing activities:
Proceeds from long-term debt	-	90,035	197,900
Principal payments on long-term debt	-	(91,784)	(295,034)
Excess tax benefit from exercise of stock options	1,334	517	247
Proceeds from issuance of Compressco Partners' common units,
net of underwriters' discount	50,234	-	-
Compressco Partners' offering costs	(2,747)	-	-
Compressco Partners' distributions	(1,159)	-	-
Proceeds from sale of common stock and exercise of stock options	3,418	1,287	1,165
Deferred financing costs	(347)	(5,963)	-
Net cash provided by (used in) financing activities	50,733	(5,908)	(95,722)
Effect of exchange rate changes on cash	(2,307)	435	2,618

Increase in cash and cash equivalents	139,052	31,966	29,512
Cash and cash equivalents at beginning of period	65,360	33,394	3,882
Cash and cash equivalents at end of period	$204,412	$65,360	$33,394

Supplemental cash flow information:
Interest paid	$18,145	$19,136	$19,940
Taxes paid (refunded)	(12,649)	29,095	11,505

Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	$1,804	$65,664	$23,705

See Notes to Consolidated Financial Statements

TETRA TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

NOTE A — ORGANIZATION AND OPERATIONS

We are a geographically diversified oil and gas services company focused on completion fluids and associated products and services, production testing, wellhead compression, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic exploration and production business. We were incorporated in Delaware in 1981. We are composed of five reporting segments organized into three divisions – Fluids, Production Enhancement, and Offshore. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Our Fluids Division manufactures and markets certain clear brine fluids, additives, and other associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides production testing services in many of the major oil and gas basins in the United States. In addition, the Production Testing segment has operations in certain onshore basins in certain regions in Mexico, Brazil, North Africa, the Middle East, and other foreign markets.

The Compressco segment provides wellhead compression-based and other production enhancement services throughout many of the onshore producing regions of the United States, as well as certain onshore basins in Mexico, Canada, and certain countries in South America, Europe, Asia, and other international locations. Beginning June 20, 2011, the Compressco segment performs the significant majority of its operations through its publicly traded limited partnership, Compressco Partners, L.P.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea oil and gas services such as well plugging and abandonment, and wireline services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services.

The Maritech segment is an oil and gas exploration, development, and production operation focused in the offshore and onshore U.S. Gulf Coast region. During 2011, Maritech sold approximately 95% of the proved reserves it owned as of December 31, 2010, and is seeking to sell its remaining oil and gas producing property interests. Maritech’s remaining operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells, facilities and production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment.

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

Cash Equivalents

We consider all highly liquid investments, with a maturity of three months or less when purchased, to be cash equivalents. Approximately $17.5 million of our consolidated cash and cash equivalents as of December 31, 2011 is held by Compressco Partners, L.P., and is unavailable for our general purposes.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash on our balance sheet as of December 31, 2011, consists primarily of escrowed cash associated with our July 2011 purchase of a new heavy lift derrick barge. The escrowed cash will be included in restricted cash and released to the sellers in accordance with the terms of the escrow agreement. Restricted cash on our balance sheet as of December 31, 2010 includes escrowed funds related to agreed repairs to be expended at one of our former Fluids Division facility locations, and this cash was assigned to the landowner of the facility during 2011.

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade receivables with companies in the energy industry. Our policy is to evaluate, prior to providing goods or services, each customer's financial condition and to determine the amount of open credit to be extended. We generally require appropriate, additional collateral as security for credit amounts in excess of approved limits. Our customers consist primarily of major, well-established oil and gas producers and independent oil and gas companies. Prior to April 2011, our risk management activities involved the use of derivative financial instruments, such as oil and gas swap contracts, to hedge the impact of commodity market price risk exposures related to a portion of our oil and gas production cash flow. All of our oil and gas swap contracts were liquidated in April 2011 in connection with the sales of Maritech oil and gas producing properties.

To the extent we have any outstanding balance under variable rate bank credit facilities, we may face market risk exposure related to changes in applicable interest rates. Although we have no interest rate swap contracts outstanding to hedge this potential risk exposure, we have entered into certain fixed interest rate notes, which are scheduled to mature at various dates from 2013 through 2020 and which mitigate this risk on our total outstanding borrowings.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined generally and on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. The changes in allowances for doubtful accounts for the three year period ended December 31, 2011, are as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

At beginning of period	$2,590	$5,007	$3,198
Activity in the period:
Provision for doubtful accounts	973	(1)	3,393
Account chargeoffs	(1,714)	(2,416)	(1,584)
At end of period	$1,849	$2,590	$5,007

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Significant components of inventories as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In Thousands)

Finished goods	$71,247	$75,874
Raw materials	5,653	5,103
Parts and supplies	22,216	22,457
Work in progress	869	871
Total inventories	$99,985	$104,305

Finished goods inventories include, in addition to newly manufactured clear brine fluids, recycled brines that are repurchased from certain of our customers. Recycled brines are recorded at cost, using the weighted average method.

Property, Plant, and Equipment

Property, plant, and equipment are stated at the cost of assets acquired. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to operations as incurred. For financial reporting purposes, we provide for depreciation using the straight-line method over the estimated useful lives of assets, which are generally as follows:

Buildings	15 – 40 years
Barges and vessels	5 – 30 years
Machinery and equipment	2 – 20 years
Automobiles and trucks	4 years
Chemical plants	15 – 30 years

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Depreciation and depletion expense, excluding long-lived asset impairments and dry hole costs, for the years ended December 31, 2011, 2010, and 2009 was $87.7 million, $139.7 million, and $137.8 million, respectively.

Interest capitalized for the years ended December 31, 2011, 2010, and 2009 was $1.2 million, $1.1 million, and $6.8 million, respectively.

Oil and Gas Properties

Prior to our decision to sell Maritech’s oil and gas properties during 2011, Maritech conducted oil and gas exploration, development, and production activities. Maritech periodically purchased oil and gas properties and assumed the related well abandonment and decommissioning liabilities (referred to as decommissioning liabilities). We followed the successful efforts method of accounting for our oil and gas operations. Under the successful efforts method, the costs of successful exploratory wells and leases are capitalized. Costs incurred to drill and equip development wells, including unsuccessful development wells, are capitalized. Other costs such as geological and geophysical costs, drilling costs of unsuccessful exploratory wells, and all internal costs are expensed. Maritech’s property purchases were recorded at the fair value of our working interest share of decommissioning liabilities assumed, plus or minus any cash or other consideration paid or received as part of the transaction. All capitalized costs are accumulated and recorded separately for each field and allocated to leasehold costs and well costs. Prior to being classified as oil and gas properties held for sale, leasehold costs were depleted on a unit of production method based on the estimated remaining equivalent proved oil and gas reserves of each field. Well costs were depleted on a unit of production method based on the estimated remaining equivalent proved developed oil and gas reserves of each field. During the second quarter of 2011, we reclassified Maritech’s remaining oil and gas properties to Oil and Gas Properties Held for Sale in our consolidated balance sheet, and have recorded their value at fair value, less cost to dispose.

Intangible Assets other than Goodwill

Patents, trademarks, and other intangible assets are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. During 2011, as part of an acquisition consummated during the year, we acquired intangible assets having a fair value of approximately $1.4 million with estimated useful lives ranging from 3 to 6 years (having a weighted average useful life of 5.6 years). During 2010, as a part of an acquisition consummated during the year, we acquired intangible assets having a fair value of approximately $0.6 million with estimated useful lives ranging from 3 to 6 years (having a weighted average useful life of 5.3 years). Amortization expense of patents, trademarks, and other intangible assets was $2.8 million, $2.8 million, and $3.6 million for the twelve months ended December 31, 2011, 2010, and 2009, respectively, and is included in depreciation, depletion, amortization and accretion. The estimated future annual amortization expense of patents, trademarks, and other intangible assets is $2.4 million for 2012, $2.1 million for 2013, $1.0 million for 2014, $0.9 million for 2015, and $0.8 million for 2016.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Beginning in 2011, the annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair values of any of our reporting units were less than their carrying values as of December 31, 2011. If the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test performed on a reporting unit basis. For purposes of this impairment test, the reporting units are our five reporting segments: Fluids, Offshore Services, Maritech, Production Testing, and Compressco. The first step of the impairment test, if required, is to compare the estimated fair value of any reporting units that have recorded goodwill with the recorded net book value (including goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

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

The changes in the carrying amount of goodwill by reporting unit for the three year period ended December 31, 2011, are as follows:

	Fluids	Production Testing	Compressco	Offshore Services	Maritech	Total
	(In Thousands)
Balance as of December 31, 2008	$-	$10,364	$72,161	$-	$-	$82,525
Goodwill adjustments	-	12,671	-	3,809	-	16,480
Balance as of December 31, 2009	-	23,035	72,161	3,809	-	99,005
Goodwill adjustments	-	-	-	-	-	-
Balance as of December 31, 2010	-	23,035	72,161	3,809	-	99,005
Goodwill adjustments	-	-	-	127	-	127
Balance as of December 31, 2011	$-	$23,035	$72,161	$3,936	$-	$99,132

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

In March 2006, we acquired the assets and operations of Epic Divers, Inc. and certain affiliated companies (Epic), a full service commercial diving operation. In June 2006, Epic purchased a dynamically positioned dive support vessel (the Epic Diver) and saturation diving unit. Pursuant to the Epic Asset Purchase Agreement, a portion of the net profits earned by this dive support vessel and saturation diving unit over the initial three year term following its purchase was to be paid to the sellers. Based on the vessel’s high utilization following the 2008 hurricanes, we paid $3.8 million in July 2009 pursuant to this contingent consideration provision. This amount was charged to goodwill associated with the acquisition of Epic.

Impairment of Long-Lived Assets

Impairments of long-lived assets are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. The assessment of oil and gas properties for impairment is based on the risk adjusted future estimated cash flows from our proved, probable, and possible reserves. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

Impairments of Oil and Gas Properties

During 2011, 2010, and 2009, we identified impairments totaling approximately $15.2 million, $63.8 million, and $11.4 million, respectively, net of intercompany eliminations, of the net carrying value of certain Maritech oil and gas properties. The oil and gas property impairments during 2011 were primarily associated with Maritech’s plans to sell its remaining oil and gas producing properties and the reduction in their carrying values to fair value less cost to sell. The oil and gas property impairments during 2010 were mainly associated with Maritech’s non-core properties and were primarily due to significant increases in Maritech’s associated decommissioning liabilities for these properties. For further discussion of the adjustments to Maritech’s decommissioning liabilities during 2010, see Note I – Decommissioning and Other Asset Retirement Obligations. Additional oil and gas property impairments were also recorded during 2010 as a result of decreased production volumes, changes in development plans, or due to lower oil and natural gas pricing. The oil and gas property impairments during 2009 were primarily due to decreased production volumes or an increase in the associated decommissioning liabilities.

Impairments of Other Long-Lived Assets

Due to the market pricing for pellet calcium chloride and the uncertain supply of raw materials needed to operate our Fluids Division’s Lake Charles, Louisiana, calcium chloride plant on economic terms, we recorded an impairment of approximately $7.2 million of the plant’s carrying value during the fourth quarter of 2010. In February, 2011, we shut down the pellet plant operation, although the liquid calcium chloride operation remains operational.

During the fourth quarter of 2010, our Offshore Services segment determined that the Epic Diver was no longer strategic to its plans to serve its markets going forward. This decision was influenced by the extension of the charter of a modern dive support vessel that had been leased and utilized by Epic during 2010. The $15.3 million net carrying value of the Epic Diver was impaired during 2010. In January 2011, the Offshore Services segment finalized its decision to divest the Epic Diver, and the vessel was subsequently sold.

During 2009, in response to the shutdown of a calcium chloride plant in Europe that supplied raw materials to an unconsolidated joint venture, we reduced our investment in the joint venture to its estimated fair value based on the estimated plant decommissioning costs and salvage value cash flows of the joint venture, resulting in an impairment by our Fluids Division of our investment in the joint venture of $6.5 million.

Decommissioning Liabilities

Related to Maritech’s remaining oil and gas property decommissioning liabilities, we estimate the third-party fair values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms, and clear the sites, and we use these estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners, and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2011 and 2010, our Maritech subsidiary’s decommissioning liabilities are net of approximately $7.0 million and $32.5 million, respectively, of such future reimbursements from these previous owners.

In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis, and engineering studies. Whenever practical and cost effective, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) our actual out-of-pocket costs, the difference is credited (or charged) to earnings in the period in which the work is performed. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities to be recorded, which, in turn, would increase the carrying values of the related properties or result in direct charges to earnings. As a result of decommissioning work performed, we recorded total reductions to the decommissioning liabilities for the years 2011, 2010, and 2009 of $94.7 million, $88.2 million, and $74.6 million, respectively. For a further discussion of adjustments and other activity related to Maritech’s decommissioning liabilities, including significant adjustments made during 2010 and 2011, see Note I – Decommissioning and Other Asset Retirement Obligations.

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

Revenue Recognition

Revenues are recognized when finished products are shipped or services have been provided to unaffiliated customers and only when collectability is reasonably assured. Sales terms for our products are FOB shipping point, with title transferring at the point of shipment. Revenue is recognized at the point of transfer of title. We recognize oil and gas product sales revenues from our Maritech subsidiary’s interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from Maritech’s share of production. With regard to lump-sum contracts, revenues are recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Total project revenue and cost estimates for lump-sum contracts are reviewed periodically as work progresses, and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. For contracts that contain multiple deliverables, the recognition of revenue is determined based on the realized market values received by the customer as well as the timing of collections under the contract.

Oil and Gas Balancing

As part of our Maritech subsidiary’s acquisitions of producing properties, we have acquired oil and gas balancing receivables and payables related to certain properties. We allocate value for any acquired oil and gas balancing positions using estimated fair value amounts expected to be received or paid in the future. Amounts related to underproduced volume positions acquired are reflected as assets, and amounts related to overproduced volume positions acquired are reflected as liabilities. At December 31, 2011 and 2010, we reflected oil and gas balancing receivables of $1.0 million and $2.6 million, respectively, in accounts receivable and other long-term assets and oil and gas balancing payables of $2.6 million and $5.4 million, respectively, in accrued liabilities and other long-term liabilities. We recognize oil and gas product sales from our Maritech subsidiary’s interest in producing wells, based on its entitled share of oil and natural gas produced and sold from those wells. Changes to our oil and gas balancing receivable or payable are valued at the lower of the price in effect at time of production, current market price, or contract price, if applicable.

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

Repair Costs and Insurance Recoveries

We incurred significant damage to certain of our onshore and offshore operating equipment and facilities, primarily as a result of Hurricane Ike during 2008 and Hurricanes Katrina and Rita during 2005. Our Maritech subsidiary suffered varying levels of damage to the majority of its offshore oil and gas producing platforms during these storms, including the destruction of six of its offshore platforms. Hurricane damage repair efforts consist of the repair of damaged facilities and equipment, well intervention, abandonment, decommissioning, and debris removal associated with the destroyed offshore platforms, construction of replacement platforms and facilities, and redrilling of destroyed wells. Damage assessment costs and repair expenses up to the amount of insurance deductibles or not covered by insurance are charged to earnings as they are incurred. We recognized hurricane related repair expenses for the year ended December 31, 2009, of $8.2 million.

Remaining hurricane damage repair efforts consists primarily of the decommissioning of two of the destroyed Maritech offshore platforms. We estimate that the remaining future abandonment, decommissioning, and debris removal efforts associated with these remaining platforms destroyed by hurricanes during 2005 and 2008 will cost approximately $27.5  million net to our interest before any insurance recoveries, and has been accrued as part of Maritech’s decommissioning liabilities. Actual hurricane repair costs could exceed these estimates and, depending on the nature of the cost, could result in significant charges to earnings in future periods. See below for a discussion of our remaining insurance coverage associated with hurricane damage repairs.

When it is economical to purchase, we typically maintain insurance protection that we believe to be customary and in amounts sufficient to reimburse us for a majority of our casualty losses, including for a portion of the repair, well intervention, abandonment, decommissioning, and debris removal costs associated with the damages incurred from named windstorms and hurricanes. In addition, other damages are also covered by insurance. Our insurance coverage is subject to certain overall coverage limits and deductibles. For the Maritech hurricane damages caused by Hurricane Ike during 2008, we anticipate that those damages will exceed these overall coverage limits. With regard to costs incurred that we believe will qualify for coverage under our various insurance policies, we recognize anticipated insurance recoveries when collection is deemed probable. Any recognition of anticipated insurance recoveries is used to offset the original charge to which the insurance recovery relates. The amount of anticipated insurance recoveries as of December 31, 2011 and 2010, is included in accounts receivable in the accompanying consolidated balance sheets.

During 2010, Maritech collected approximately $47.8 million of insurance proceeds associated with Hurricane Ike, which included the settlement of certain coverage at an amount less than the applicable coverage limits. For the $39.8 million of this amount that was collected in March 2010, the amount collected was greater than the covered hurricane repair, well intervention, and abandonment costs incurred as of that date, with the excess representing an advance payment of costs anticipated to be incurred in the future. The collection of these settlement proceeds has resulted in the extinguishment of all of Maritech’s insurance receivables, the reversal of the costs previously capitalized for the future decommissioning of oil and gas properties, the reversal of anticipated insurance recoveries that had been netted against certain decommissioning liabilities, and approximately $2.2 million of pre-tax insurance gains that were credited to earnings during 2010. Maritech maintains that it has additional remaining coverage available relating to hurricane damage repairs of approximately $19.5 million, all of which relates to Hurricane Ike. During December 2010, we initiated legal proceedings against one of Maritech’s underwriters, that is disputing that certain costs incurred or to be incurred qualify as covered costs pursuant to the policies.

Maritech incurred certain well intervention, debris removal, and repair costs related to damage from Hurricanes Katrina and Rita which were not reimbursed by its insurers. In December 2007, Maritech filed a lawsuit against its insurers and other associated parties in an attempt to collect pursuant to the applicable policies. During the fourth quarter of 2009, Maritech entered into a settlement agreement under which it received approximately $40.0 million of the previously unreimbursed costs. We reviewed the types of estimated well intervention costs incurred or to be incurred related to Hurricane Ike. Despite our belief that substantially all of these costs in excess of deductibles and within policy limits will qualify for coverage under our insurance policies, any costs that are similar to the costs that were not initially reimbursed following Hurricanes Katrina and Rita have been excluded from anticipated insurance recoveries and were either capitalized to the associated oil and gas properties or expensed.

Anticipated insurance recoveries that have been reflected as insurance receivables were $1.1 million as of December 31, 2011, and $0.5 million at December 31, 2010. Repair costs incurred and the net book value of any destroyed assets which are covered under our insurance policies are anticipated insurance recoveries which are included in accounts receivable. Repair costs not considered probable of collection are charged to earnings. Insurance recoveries in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received. During 2010 and 2009, approximately $2.5 million and $5.4 million, respectively, of such excess proceeds were credited to earnings.

Discontinued Operations

We have accounted for our discontinued businesses as discontinued operations and have reclassified prior period financial statements to exclude these businesses from continuing operations.

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

 Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at December 31, 2011 and 2010 was approximately $332.4 million and $315.7 million, respectively, compared to a carrying amount of approximately $305.0 million, as current rates as of those dates were more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

We also utilize fair value measurements on a recurring basis in the accounting for our derivative contracts used to hedge a portion of our oil and natural gas production cash flows. For these fair value measurements, we compare forward oil and natural gas pricing data from published sources over the remaining derivative contract term to the contract swap price and calculate a fair value using market discount rates. During the second quarter of 2011, in connection with the sale of substantially all of our Maritech oil and gas producing properties, we liquidated our derivative contracts and paid $14.2 million to the counterparty. For further discussion, see Note O – Hedge Contracts. A summary of the fair value measurements for derivative contracts as of December 31, 2010, is as follows:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable
	Total as of	or Liabilities	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for natural gas
swap contracts	$2,436	$-	$2,436	$-
Liability for oil swap contracts	(5,208)	-	(5,208)	-
Total	$(2,772)

During 2011, Maritech recorded total impairment charges of approximately $15.2 million associated with its remaining oil and gas properties. During 2011, Maritech sold approximately 95% of its oil and gas reserves and is seeking to sell its remaining properties at current market values. Accordingly, all of Maritech’s remaining oil and gas properties as of December 31, 2011, have been reclassified to oil and gas properties held for sale and their net book values have been adjusted to fair value less cost to sell. Fair values are estimated based on current market prices being received for these properties’ expected future production cash flows, using forward oil and natural gas pricing data from published sources. Because such published forward pricing data was applied to estimated oil and gas reserve volumes based on our internally prepared reserve estimates, such fair value calculation is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

A summary of these nonrecurring fair value measurements as of December 31, 2011, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable	Year-to-Date
	Total as of	or Liabilities	Inputs	Inputs	Impairment
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Oil and gas properties	$3,743	$-	$-	$3,743	$15,233
Other	246			246	505
Total	$3,989				$15,738

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

A summary of these nonrecurring fair value measurements as of December 31, 2010, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable	Unobservable	Year-to-Date
	Total as of	or Liabilities	Inputs	Inputs	Impairment
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Oil and gas properties	$50,339	$-	$-	$50,339	$63,774
Offshore Services assets	2,453	-	-	2,453	17,731
Calcium chloride plant	932	-	-	932	7,213
Other	-	-	-	-	149
Total	$53,724				$88,867

New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-08, “Intangibles – Goodwill and Other (Topic 350), Testing Goodwill for Impairment” (ASU 2011-08), which simplifies how entities test goodwill for impairment. The amendments in ASU 2011-08 permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of ASU 2011-08 did not have a significant impact on our financial statements.

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are to be applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. The adoption of the accounting and disclosure requirements of this ASU is not expected to have a significant impact on our financial statements.

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

NOTE C — COMPRESSCO PARTNERS, L.P. INITIAL PUBLIC OFFERING

On June 20, 2011, our Compressco Partners, L.P. (Compressco Partners) subsidiary completed its initial public offering of 2,670,000 common units (representing a 17.3% limited partner interest) in exchange for $53.4 million of gross proceeds (the Offering). Following the issuance of an additional 400,500 units to us in July 2011 as a result of the expiration of an underwriters’ option to purchase additional common units, our ownership in Compressco Partners has been increased to 83.2%, including common units, subordinated units, and a 2% general partner interest. In connection with the Offering, certain of our wholly owned subsidiaries, including Compressco Partners GP Inc. (the General Partner), contributed substantially all of our Compressco segment’s wellhead compression-based production enhancement service business, operations, and related assets and liabilities to Compressco Partners and its wholly owned subsidiaries. In exchange, including the additional units issued in July 2011, Compressco Partners issued to us 6,427,257 common units (representing a 40.6% limited partner interest), 6,273,970 subordinated units (representing a 39.6% limited partner interests), an aggregate 2.0% general partner interest, and incentive distribution rights. Also, certain directors, executive officers, and other employees of the General Partner were then issued 157,870 restricted units (representing a 1.0% limited partner interest) granted pursuant to a long-term incentive plan. The issuance of the 2,670,000 common units in the Offering at a $20 per unit Offering Price resulted in Compressco Partners receiving $53.4 million of gross proceeds, $32.2 million of which was distributed to us to repay an intercompany loan balance. Approximately $11.2 million of the Offering proceeds was used to satisfy Offering expenses, including underwriters’ discount and approximately $8.0 million that was paid to us by Compressco Partners to reimburse us for costs we incurred on their behalf. The contribution transactions described above represent transactions between entities under common control. Consequently, the contributed assets were recorded at our carrying value.

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

Following the Offering, as of December 31, 2011, the 16.8% portion of Compressco Partners owned by public unitholders is reflected as a noncontrolling interest in our consolidated financial statements. A summary of activity within Compressco Partners' noncontrolling interest for the period ended December 31, 2011, is as follows:

Year Ended
December 31, 2011
(In Thousands)
Issuance of Compressco Partners common units,
net of offering costs	$42,177
Distributions to public unit holders	(1,182)
Net income attributable to noncontrolling interest	1,271
Equity-based compensation expense attributable to
noncontrolling interest	487
Ending balance, Compressco Partners' noncontrolling interest	$42,753

NOTE D — ACQUISITIONS AND DISPOSITIONS

On July 20, 2011, we purchased a new heavy lift derrick barge (which we have named the TETRA Hedron) with a 1,600-metric-ton lift capacity, fully revolving crane. The vessel was purchased from Wison (Nantong) Heavy Industry Co., Ltd. and Nantong MLC Tongbao Shipbuilding Co., Ltd. for $62.8 million. Approximately $20.8 million of the purchase price was initially held in certain escrow accounts and the remaining escrow amount is to be released in accordance with the terms of the escrow agreements. The amount of remaining cash in escrow will be included in restricted cash on our consolidated balance sheet until the final release of escrow cash on April 30, 2014. The vessel was transported to the Gulf of Mexico during the third quarter and was placed into service during the fourth quarter of 2011 following final outfitting and sea trials.

In March 2011, we acquired a project management and engineering consulting services business that provides liability and risk assessment services for domestic and international offshore well abandonment and decommissioning projects. The purchase price for this acquisition was $1.5 million and the assets acquired consist primarily of intangible assets.

In late 2010, we began to decrease our investment in Maritech by suspending oil and gas property acquisitions, decreasing our development activities, exploring strategic alternatives to our ownership of Maritech and its oil and gas properties, and reviewing opportunities to sell Maritech oil and gas property packages. As part of this overall effort, in February and March 2011, Maritech sold certain properties, along with the associated decommissioning liabilities. As part of these transactions, Maritech paid an aggregate of approximately $2.8 million at closing after normal purchase price adjustments. These sold properties, in the aggregate, accounted for approximately 12% of Maritech’s proved reserves as of December 31, 2010.

On May 31, 2011, Maritech completed the sale of approximately 79% of its proved oil and gas reserves as of December 31, 2010, to Tana Exploration Company LLC (Tana), a subsidiary of TRT Holdings, Inc. (TRT), pursuant to a Purchase and Sale Agreement dated April 1, 2011. The sale was made to Tana for a base purchase price of $222.3 million. At the closing of the sale, Tana assumed approximately $72.7 million of associated asset retirement obligations, and Maritech received $173.3 million cash at closing, representing the base purchase price less $11.1 million that consisted of a deposit that was paid in April 2011 and purchase price adjustments, including those adjustments reflecting cash flows subsequent to the January 1, 2011, effective date. The proceeds were subject to additional post-closing adjustments. As a result of the sale, we recorded a consolidated gain on sale of assets of $56.8 million. Due to Maritech’s continuing efforts to sell its remaining oil and gas properties, such properties have been reclassified to oil and gas properties held for sale, and their net book values have been adjusted to fair value, less cost to dispose. In connection with the sale of Maritech oil and gas producing properties, during the second quarter of 2011, we charged to general and administrative expenses approximately $2.7 million of employee retention and incentive benefits paid in connection with these sales.

In August 2011, Maritech sold an additional remaining oil and gas property in exchange for the purchaser assuming the associated decommissioning liability. The sold property represents approximately 3% of Maritech’s December 31, 2010, oil and gas reserves.

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

All of our acquisitions have been accounted for as purchases, with operations of the companies and businesses acquired included in the accompanying consolidated financial statements from their respective dates of acquisition. The purchase price has been allocated to the acquired assets and liabilities based on a determination of their respective fair values. The excess of the purchase price over the fair value of the net assets acquired is included in goodwill and assessed for impairment annually or whenever indicators are present. We have not recorded any goodwill in conjunction with our oil and gas property acquisitions.

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

Future minimum lease payments by year and in the aggregate, under non-cancelable capital and operating leases with terms of one year or more, consist of the following at December 31, 2011:

	Capital Lease	Operating Leases
	(In Thousands)

2012	$76	$6,605
2013	76	3,128
2014	76	1,660
2015	76	838
2016	76	501
After 2016	228	981
Total minimum lease payments	$608	$13,713

Rental expense for all operating leases was $18.5 million, $10.9 million, and $10.0 million in 2011, 2010, and 2009, respectively.

NOTE F — INCOME TAXES

The income tax provision (benefit) attributable to continuing operations for the years ended December 31, 2011, 2010 and 2009, consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Current
Federal	$(1,661)	$8,930	$7,762
State	1,294	1,096	(856)
Foreign	6,875	4,993	8,453
	6,508	15,019	15,359
Deferred
Federal	(7,053)	(41,513)	18,889
State	(2,258)	(3,922)	1,742
Foreign	3,554	(52)	573
	(5,757)	(45,487)	21,204
Total tax provision (benefit)	$751	$(30,468)	$36,563

A reconciliation of the provision (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2011, 2010 and 2009, to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Income tax provision (benefit) computed at
statutory federal income tax rates	$2,182	$(25,827)	$36,880
State income taxes (net of federal benefit)	(627)	(1,837)	576
Nondeductible expenses	1,577	1,654	1,566
Impact of international operations	(1,229)	(3,526)	(1,138)
Excess depletion	(385)	(377)	(124)
Other	(767)	(555)	(1,197)
Total tax provision (benefit)	$751	$(30,468)	$36,563

The provision (benefit) for income taxes includes amounts related to the anticipated repatriation of certain earnings of our non-U.S. subsidiaries. Undistributed earnings above the amounts upon which taxes have been provided, which was $28.1 million at December 31, 2011, are intended to be permanently invested. It is not practicable to determine the amount of applicable taxes that would be incurred if any such earnings were repatriated.

Income (loss) before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Domestic	$(9,167)	$(92,557)	$82,251
International	15,400	18,764	23,119
Total	$6,233	$(73,793)	$105,370

A reconciliation of the beginning and ending amount of our gross unrecognized tax benefit liability is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Gross unrecognized tax benefits at beginning of period	$1,849	$2,256	$2,235

Increases in tax positions for prior years	-	-	561
Decreases in tax positions for prior years	-	-	-
Increases in tax positions for current year	-	-	-
Settlements	-	-	-
Lapse in statute of limitations	(297)	(407)	(540)
Gross unrecognized tax benefits at end of period	$1,552	$1,849	$2,256

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2011, 2010, and 2009, we credited $0.3 million, $0.2 million, and $0.5 million, respectively, for the net reversal of previously recorded interest and penalties to the provision for income tax. As of December 31, 2011 and 2010, we had $1.5 million and $1.8 million, respectively, of accrued potential interest and penalties associated with these uncertain tax positions. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $1.1 million and $1.4 million as of December 31, 2011 and 2010, respectively. We do not expect a significant change to the unrecognized tax benefits during the next twelve months.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2008
United States – State and Local	2002
Non-U.S. jurisdictions	2005

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We will establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2011 and 2010, are as follows:

Deferred Tax Assets:
	December 31,
	2011	2010
	(In Thousands)

Accruals	$53,584	$103,507
Goodwill	1,975	3,325
All other	28,062	35,709
Total deferred tax assets	83,621	142,541
Valuation allowance	(4,769)	(7,121)
Net deferred tax assets	$78,852	$135,420

Deferred Tax Liabilities:
	December 31,
	2011	2010
	(In Thousands)

Excess book over tax basis in
property, plant, and equipment	$81,501	$144,525
All other	6,225	7,100
Total deferred tax liability	87,726	151,625
Net deferred tax liability	$8,874	$16,205

The change in the valuation allowance during 2011 primarily relates to the state tax effects of restructuring certain subsidiaries. We believe the ability to generate sufficient taxable income may not allow us to realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

At December 31, 2011, we had approximately $8.3 million of foreign and state net operating loss carryforwards. In those countries and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2012 through 2031. At December 31, 2011, we had $4.2 million of foreign tax credits available to offset future payment of federal income taxes. The foreign tax credits expire in varying amounts from 2015 through 2021.

NOTE G — ACCRUED LIABILITIES

Accrued liabilities are detailed as follows:

	December 31,
	2011	2010
	(In Thousands)

Compensation and employee benefits	$12,784	$11,382
Oil and gas producing liabilities	15,966	31,347
Unearned income	13,160	16,073
Other accrued liabilities	39,065	28,727
Total accrued liabilities	$80,975	$87,529

NOTE H — LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

	December 31,
	2011	2010
	(In Thousands)

Bank revolving line of credit facility, due 2015	$-	$-
Compressco Partners' bank credit facility	-	-
5.90% Senior Notes, Series 2006-A, due 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A, due 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B, due 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A, due 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B, due 2020	25,000	25,000
European credit facility	-	-
Other	35	35
Total long-term debt	305,035	305,035
Less current portion	(35)	-
Long-term debt, net	$305,000	$305,035

Scheduled maturities for the next five years and thereafter are as follows:

Year Ending
December 31,
(In Thousands)

2012	$35
2013	35,000
2014	-
2015	90,000
2016	90,000
Thereafter	90,000
Total maturities	$305,035

Bank Credit Facilities

Our Bank Credit Facility

On October 29, 2010, we amended our existing bank revolving credit facility agreement with a syndicate of banks, whereby the credit facility was decreased from $300 million to $278 million and its scheduled maturity was extended from June 2011 to October 2015. In addition, the amended credit facility agreement (the Credit Agreement) allows us to increase the facility by $150 million up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions. As of December 31, 2011, we did not have any outstanding balance on the amended revolving credit facility, although we had $8.0 million in letters of credit and guarantees against the $278.0 million availability under the amended revolving credit facility, leaving a net availability of $270 million.

Under the Credit Agreement, which matures on October 20, 2015, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our ability to comply with the financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. In June 2011, associated with the contribution of the majority of the operations and related assets and liabilities of our Compressco segment into Compressco Partners, Compressco Partners was designated as an unrestricted subsidiary and is no longer a borrower or a guarantor under our bank credit facility.

The Credit Agreement also includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of December 31, 2011. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement covering the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides for available borrowing capacity of up to 5 million euros (approximately $6.5 million equivalent as of December

31, 2011), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14 business days notice and contains standard provisions in the event of default. As of December 31, 2011, we had no borrowings pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a new credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries are guarantors. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes borrowing capacity of $20.0 million (less $3.0 million that is required to be set aside as a reserve that cannot be borrowed) that is available for letters of credit (with a sublimit of $5.0 million) and an uncommitted $20.0 million expansion feature. The Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as Compressco Partners is not in default, the Partnership Credit Agreement could also be used to fund Compressco Partners’ quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of December 31, 2011, there is no balance outstanding under the Partnership Credit Agreement. The maturity date of the Partnership Credit Agreement is June 24, 2015.

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

Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners’ option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as we select), plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Partnership Credit Agreement, Compressco Partners is required to pay customary collateral monitoring fees and letter of credit fees, including, without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners’ ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility. If an event of default occurs, the lenders are entitled to take various actions, including the acceleration of amounts due under the Partnership Credit Agreement and all actions permitted to be taken by secured creditors.

Senior Notes

Each of our issuances of senior notes (collectively, the Senior Notes) are governed by the terms of the Master Note Purchase Agreement dated September 2004, as supplemented, the Note Purchase Agreement dated April 2008, or the Master Note Purchase Agreement dated September 23, 2010, (collectively, the Note Purchase Agreements). We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements, as supplemented, contain customary covenants and restrictions, require us to maintain certain financial ratios, and contain customary default provisions, as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements as of December 31, 2011. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

In December 2010, we issued and sold through a private placement $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the 2010 Senior Notes), pursuant to a Note Purchase Agreement dated September 30, 2010. In December 2010, partially funded by the $90 million proceeds from the 2010 Senior Notes, we paid $95.7 million to repay the Series 2004 Senior Notes, including principal, accrued interest, and a $2.8 million “make whole” prepayment premium which was charged to other expense.

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

NOTE I — DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas facilities and platforms owned by our Maritech subsidiary, including the remaining abandonment, decommissioning, and debris removal costs associated with offshore platforms destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners and any contractual amount to be paid by the previous owner of the oil and gas property when the liabilities are satisfied. We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment, including offshore oil and gas production facilities and equipment. These facilities are a combination of owned and leased assets. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the asset.

The changes in the asset retirement obligations during the most recent two year period are as follows:

	Year Ended December 31,
	2011	2010
	(In Thousands)

Beginning balance for the period, as reported	$272,815	$224,110

Activity in the period:
Accretion of liability	4,325	5,539
Retirement obligations incurred	-	22
Revisions in estimated cash flows	79,360	131,889
Settlement of retirement obligations	(216,665)	(88,745)
Ending balance	$139,835	$272,815

We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. For our Maritech segment, the timing and amounts of these cash flows are subject to changes in the energy industry environment and other factors and may result in additional liabilities to be recorded. During 2011, we increased the estimated cash flows to decommission these properties by approximately $80.2 million, which resulted in approximately $78.4 million of direct charges to expense during the year. These increased estimates are included in the revisions in estimated cash flows in the table above. A large portion of the excess decommissioning costs recorded during 2011 was associated with properties not operated by Maritech. Specific factors that caused Maritech’s decommissioning liabilities to increase during 2011 included:

•	certain properties that had been previously abandoned required additional work to relieve pressure on wells and to remove structural debris not previously known;

•
due to our continued extensive abandonment program begun in prior years, we were able to further refine our estimates for certain properties with similar characteristics and risk profiles to those recently abandoned; and

•	two platforms destroyed by hurricanes during 2005 were found to be more extensively damaged than previously estimated, which caused us to add additional costs for removing these downed structures.

Our estimate of remaining hurricane related decommissioning costs is approximately $27.5 million and has been accrued as part of Maritech’s decommissioning liabilities. Settlements of asset retirement obligations during 2011 include approximately $122.0 million of obligations associated with oil and gas properties that were sold by Maritech during the year.

In September 2010, the Bureau of Ocean Energy Management, Regulation, and Enforcement (BOEMRE) provided in a Notice to Lessees No. 2010-G05 (NTL 2010-G05) rules for the plugging and abandonment of wells and decommissioning of associated platforms and facilities. NTL 2010-G05 provides specific guidelines for the maximum time that an operator has to permanently plug wells and decommission platforms and facilities upon occurrence of certain events, including the end of useful operations, cessation of commercial production, and expiration of leases. As of December 31, 2010, Maritech identified significant adjustments to be made to increase its decommissioning liabilities to reflect current industry developments, including the impact from these NTL 2010-G05 “Idle Iron Guidance” regulations. The adjustments made during 2010 resulted in $54.0 million of direct charges to expense, and the remainder was charged to the associated properties and partly contributed to asset impairments during the year.

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

Derivative Lawsuit

Between May 28, 2008 and June 27, 2008, two petitions were filed by alleged stockholders in the District Courts of Harris County, Texas, 133rd and 113th Judicial Districts, purportedly on our behalf. The suits name our directors and certain officers as defendants. The factual allegations in these lawsuits mirror those in a federal class action lawsuit which was settled during 2010. The claims are for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petitions seek disgorgement, costs, expenses, and unspecified equitable relief. On September 22, 2008, the 133rd District Court consolidated these complaints as In re TETRA Technologies, Inc. Derivative Litigation, Cause No. 2008-23432 (133rd Dist. Ct., Harris County, Tex.), and appointed Thomas Prow and Mark Patricola as Co-Lead Plaintiffs. This lawsuit was stayed by agreement of the parties pending the Court’s ruling on our motion to dismiss the federal class action. On September 8, 2009, the plaintiffs in this state court action filed a consolidated petition which makes factual allegations similar to the surviving allegations in the federal lawsuit prior to it being settled. On April 19, 2010, the Court granted our motion to abate the suit, based on plaintiff’s inability to demonstrate derivative standing. On June 8, 2010, we received a letter from plaintiff’s counsel demanding that our board of directors take action against the defendants named in the previously filed derivative lawsuit. On August 22, 2011, the Court issued a Preliminary Approval Order preliminarily approving the settlement of the suit as set forth in the Stipulation of Settlement dated August 12, 2011 (the Stipulation). The Stipulation does not provide for the payment of monetary compensation to stockholders; rather, it provides for certain additions to our corporate governance policies and procedures and for the payment of plaintiff’s attorneys’ fees and litigation expenses, which have been paid by our insurers. On October 17, 2011, the Court granted final approval of the settlement.

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

Product Purchase Obligations

 In the normal course of our Fluids Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2011, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Fluids Division’s supply agreements was approximately $250.6 million, including $15.3 million during 2012, $15.3 million during 2013, $15.3 million during 2014, $15.3 million during 2015, $15.3 million during 2016, and $174.2 million thereafter, extending through 2029. Amounts purchased under these agreements for each of the years ended December 31, 2011, 2010, and 2009, was $15.3 million, $12.4 million, and $6.5 million, respectively.

NOTE K — CAPITAL STOCK

Our Restated Certificate of Incorporation authorizes us to issue 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2011, we had 77,423,415 shares of common stock outstanding, with 2,249,959 shares held in treasury, and no shares of preferred stock outstanding. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock. A summary of the activity of our common shares outstanding and treasury shares held for the three year period ending December 31, 2011, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2011	2010	2009

At beginning of period	76,291,745	75,542,282	75,258,959
Exercise of common stock options, net	858,727	354,219	204,651
Grants of restricted stock, net	272,943	395,244	78,672
At end of period	77,423,415	76,291,745	75,542,282

Treasury Shares Held	Year Ended December 31,
	2011	2010	2009

At beginning of period	1,533,653	1,497,346	1,582,465
Shares received upon exercise of common stock options	592,992	630	(106,000)
Shares received upon vesting of restricted stock, net	123,314	35,677	20,881
At end of period	2,249,959	1,533,653	1,497,346

Our Board of Directors is empowered, without approval of the stockholders, to cause shares of preferred stock to be issued in one or more series and to establish the number of shares to be included in each such series and the rights, powers, preferences, and limitations of each series. Because the Board of

Directors has the power to establish the preferences and rights of each series, it may afford the holders of any series of preferred stock preferences, powers and rights, voting or otherwise, senior to the rights of holders of common stock. The issuance of the preferred stock could have the effect of delaying or preventing a change in control of the Company. See Note T – Stockholders’ Rights Plan for a discussion of our stockholders’ rights plan, as amended.

Upon our dissolution or liquidation, whether voluntary or involuntary, holders of our common stock will be entitled to receive all of our assets available for distribution to our stockholders, subject to any preferential rights of any then outstanding preferred stock.

In January 2004, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. During the three years ending December 31, 2011, we made no purchases of our common stock pursuant to this authorization.

NOTE L — EQUITY-BASED COMPENSATION

We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, consultants, and directors. Incentive stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense for the three years ended December 31, 2011, 2010, and 2009 was $6.3 million, $7.2 million, and $6.7 million, respectively, which approximated the fair value of equity-based compensation awards vesting during the periods.

The Black-Scholes option-pricing model is used to estimate option fair values. This option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2011, equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2011, for the expected option term.

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

In 1993, we adopted the TETRA Technologies, Inc. Director Stock Option Plan (the Directors’ Plan). In 1996, the Directors’ Plan was amended to increase the number of shares issuable under automatic grants thereunder. In 1998, we adopted the TETRA Technologies, Inc. 1998 Director Stock Option Plan as amended (the 1998 Director Plan). The purpose of the Directors’ Plan and the 1998 Director Plan (together the Director Stock Option Plans) is to enable us to attract and retain qualified individuals to serve as our directors and to align their interests more closely with our interests. The 1998 Director Plan is funded with our treasury stock and was amended and restated effective December 18, 2002, to increase the number of shares issuable thereunder, to change the types of options that may be granted thereunder, and to increase the number of shares issuable under automatic grants thereunder. The 1998 Director Plan was amended and restated effective June 27, 2003, and was further amended in December 2005 to increase the number of shares issuable thereunder. As of May 2, 2006, no further options may be granted under the Director Stock Option Plans.

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

In May 2011, our stockholders approved the adoption of the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan. Pursuant to this plan, we were authorized to grant up to 2,200,000 shares in the form of stock options, restricted stock, bonus stock, stock appreciation rights, and performance awards to employees, consultants, and non-employee directors.

In June 2011, the Compressco Partners, L.P. 2011 Long Term Incentive Plan (Compressco Partners Long Term Incentive Plan) was adopted by the board of directors of Compressco Partners’ general partner. The plan is intended to promote Compressco Partners’ interests by providing to employees, consultants, and directors of its general partner incentive compensation based on common units, to encourage superior performance. The Compressco Partners Long Term Incentive Plan provides for grants of restricted units, phantom units, unit awards and other unit-based awards up to a plan maximum of 1,537,122 common units. The plan is also intended to attract and retain the services of individuals who are essential for the growth and profitability of Compressco Partners and its affiliates.

Grants of Restricted Common Stock

During each of the three years ended December 31, 2011, we granted to certain officers and employees restricted shares, which generally vest over a three to five year period. During 2011, we granted a total of 397,907 restricted shares, having an average market value (equal to the closing price of the common stock on the dates of grant) of $12.43 per share, or an aggregate market value of $4.9 million. During 2010, we granted a total of 434,101 restricted shares, having an average market value (equal to the closing price of the common stock on the dates of grant) of $10.20 per share, or an aggregate market value of $4.4 million. During 2009, we granted a total of 98,053 restricted shares, having an average market value (equal to the quoted closing price of the common stock on the dates of grant) of $8.07 per share, or an aggregate market value of $0.8 million, at the date of grant. The fair value of awards vesting during 2011, 2010, and 2009, was approximately $5.2 million, $2.4 million, and $2.7 million, respectively.

The following is a summary of restricted stock activity for the year ended December 31, 2011:

		Weighted Average
		Grant Date Fair
	Shares	Value Per Share
	(In Thousands)

Nonvested restricted shares outstanding at December 31, 2010	542	$13.92
Shares granted	398	12.43
Shares cancelled	(71)	13.43
Shares vested	(357)	14.56
Nonvested restricted shares outstanding at December 31, 2011	512	$12.38

Grants of Compressco Partners Restricted Common Units

During 2011, and subsequent to the adoption of the Compressco Partners Long Term Incentive Plan, Compressco Partners granted restricted common units that generally vest over a three year period to certain employees, officers and directors of its general partner. Each of the restricted unit awards includes unit distribution rights that enable the recipient to receive accumulated cash distributions on the restricted units in the same amounts as unitholders receive cash distributions on common units. Accumulated distributions associated with each underlying restricted unit are payable upon vesting of the related restricted unit (and are forfeited if the related restricted unit is forfeited). While the initial grants of restricted units vest solely with respect to the passage of time, the Compressco Partners Long Term Incentive Plan also provides for awards of restricted units with performance-based vesting conditions. Awards that vest subject to performance-based vesting conditions are intended to further align the interests of key employees, directors and consultants of Compressco Partners’ general partner with those of its unitholders.

Grants of Options to Purchase Common Stock

The following is a summary of stock option activity for the year ended December 31, 2011:

		Weighted Average
	Shares	Option Price
	Under Option	Per Share
	(In Thousands)

Outstanding at December 31, 2010	5,875	$11.50
Options granted	478	12.89
Options cancelled	(583)	14.58
Options exercised	(1,452)	6.77
Outstanding at December 31, 2011	4,318	$12.83

Expected to vest	1,043	$13.53
Exercisable, end of year	3,275	12.60
Available for grant, end of year	2,758

The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three years ended December 31, 2011, 2010, and 2009, was approximately $2.5 million, $1.8 million, and $0.8 million, respectively. The intrinsic value of options outstanding as of December 31, 2011 was $7.9 million, the intrinsic value of options expected to vest as of December 31, 2011 was $0.9 million, and the intrinsic value of options exercisable as of December 31, 2011 was $7.0 million. Cash received from stock options exercised during the three years ended December 31, 2011, 2010, and 2009, was $3.4 million, $1.3 million, and $1.2 million, respectively. Recognized excess tax benefits related to the exercise of stock options during the three years ended December 31, 2011, 2010, and 2009, were $1.3 million, $0.5 million, and $0.2 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for each of the three years ended December 31, 2011:

Year Ended December 31,
	2011	2010	2009

Expected stock price volatility	72% to 75%	72% to 73%	65% to 73%
Expected life of options	4.7 years	4.7 years	4.7 years
Risk free interest rate	0.87% to 2.24%	1.3% to 2.8%	1.9% to 2.6%
Expected dividend yield	-	-	-

The weighted average fair value of options granted during the years ended December 31, 2011, 2010 and 2009 using the Black-Scholes model was $7.55, $6.00, and $2.73 per share, respectively. Total estimated unrecognized compensation cost from unvested stock options and restricted stock as of December 31, 2011, was approximately $10.6 million, which is expected to be recognized over a weighted average period of approximately 1.1 years.

During 2011, 2010, and 2009, we received 52,065, 6,048 and 6,318 shares, respectively, of our common stock related to the vesting of certain employee restricted stock. Such surrendered shares received by us are included in treasury stock. At December 31, 2011, net of options previously exercised pursuant to our various stock option plans, we have a maximum of 7,588,617 shares of common stock issuable pursuant to stock options previously granted and outstanding and stock options authorized to be granted in the future.

NOTE M — 401(k) PLAN

We have a 401(k) retirement plan (the Plan) that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. We have historically matched 50% of each employee’s contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. Beginning in February 2009, we suspended company matching of employee contributions, although company matching resumed effective January 2, 2010. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to our 401(k) plan was $3.3 million, $3.3 million, and $0.7 million in 2011, 2010, and 2009, respectively.

NOTE N — DEFERRED COMPENSATION PLAN

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were twenty-five participants in the program at December 31, 2011. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2011, the amounts payable under the plan approximated the value of the corresponding assets we owned.

NOTE O — HEDGE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facilities, including the variable rate credit facility of Compressco Partners, to the extent we have debt outstanding, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. In addition, we have market risk exposure in the sales prices we receive for the remainder of our oil and gas production. Our financial risk management activities may involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. Prior to the execution of the purchase and sale agreement in April 2011 pursuant to which we sold substantially all of our remaining Maritech oil and gas properties in May 2011, we utilized cash flow commodity hedge transactions to reduce our exposure related to the volatility of oil and gas prices. As indicated below, these cash flow commodity hedge contracts were liquidated in the second quarter of 2011. For these and other hedge contracts, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, our strategies for undertaking various hedge transactions, and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment, or forecasted transaction. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

Derivative Hedge Contracts

In April 2011, following the execution of the purchase and sale agreement pursuant to which Maritech agreed to sell approximately 79% of its proved reserves as of December 31, 2010, we liquidated our remaining oil hedge contracts and paid $14.2 million to the counterparty. Therefore, from April 2011 forward, we have no remaining cash flow hedging swap contracts outstanding associated with our Maritech subsidiary’s oil or gas production.

Prior to their liquidation during 2011, we believe that our swap agreements were “highly effective cash flow hedges” in managing the volatility of future cash flows associated with Maritech’s oil production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) was initially reported as a component of accumulated other comprehensive income, which was classified within equity. This component of accumulated other comprehensive income associated with cash flow hedge derivative contracts, including any derivative contracts which have been liquidated, was subsequently reclassified into product sales revenues, utilizing the specific identification method, when the hedged exposure affected earnings (i.e., when hedged oil and gas production volumes were reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value was recognized in earnings immediately.

The fair value of hedging instruments reflects our best estimate and is based upon exchange or over-the-counter quotations, whenever they are available. Quoted valuations may not be available. Where quotes are not available, we utilize other valuation techniques or models to estimate fair values. These modeling techniques require us to make estimations of future prices, price correlation, and market volatility and liquidity. The actual results may differ from these estimates, and these differences can be positive or negative. The fair values of our oil and natural gas swap contracts as of December 31, 2010, are as follows:

		Fair Value at
	Balance Sheet	December 31,
Derivatives designated as hedging	Location	2010
instruments		(In Thousands)
Natural gas swap contracts	Current assets	$2,436
Oil swap contracts	Current liabilities	(5,208)
Total derivatives designated as hedging
instruments		$(2,772)

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

As the hedge contracts were highly effective, the effective portion of the gain, net of taxes, from changes in contract fair value, including the gain on the liquidated oil swap contracts, is included in accumulated other comprehensive income within stockholders’ equity. Pretax gains and losses associated with oil and gas derivative swap contracts for each of the three years ended December 31, 2011, 2010, and 2009, are summarized below:

	Year Ended December 31, 2011
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

Other Hedge Contracts

Transaction gains and losses attributable to a foreign currency transaction that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity is subject to the same accounting as translation adjustments. As such, the effect of a rate change on a foreign currency hedge is the same as the accounting for the effect of the rate change on the net foreign investment; both are recorded in the cumulative translation account, a component of stockholders’ equity, and are partially or fully offsetting. Prior to December 2010, our long-term debt included borrowings which were designated as a hedge of our net investment in our European calcium chloride operations. In December 2010, these euro-denominated borrowings were repaid. During the period these hedge designated euro-denominated borrowings were outstanding, changes in the foreign currency exchange rate resulted in a cumulative change to the cumulative translation adjustment account of $2.6 million, net of taxes, with no ineffectiveness recorded.

NOTE P — INCOME (LOSS) PER SHARE

The following is a reconciliation of the common shares outstanding with the number of shares used in the computation of income per common and common equivalent share:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Number of weighted average common shares outstanding	76,616	75,539	75,045
Assumed exercise of stock options	1,375	-	677
Average diluted shares outstanding	77,991	75,539	75,722

For the year ended December 31, 2011, the average diluted shares outstanding excludes the impact of 2,831,118 of average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the year and the three months ended December 31, 2010, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the period. For the year ended December 31, 2009, the average diluted shares outstanding excludes the impact of 3,185,388 of average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

NOTE Q — INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

We manage our operations through five operating segments: Fluids, Production Testing, Compressco, Offshore Services, and Maritech. Beginning in the fourth quarter of 2010, certain Mexican production enhancement operations were reclassified from our Production Testing segment to our Compressco segment. Segment information for 2009 has been revised to conform to the current presentation.

Our Fluids Division manufactures and markets certain clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides production testing services in many of the major oil and gas basins in the United States. In addition, the Production Testing segment has operations in certain onshore basins in certain regions in Mexico, Brazil, North Africa, the Middle East, and other foreign markets.

The Compressco segment provides wellhead compression-based and other production enhancement services throughout many of the onshore producing regions of the United States, as well as certain onshore basins in Mexico, Canada, and certain countries in South America, Europe, Asia, and other international locations. Beginning June 20, 2011, following Compressco Partners’ initial public offering, we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea oil and gas services such as well plugging and abandonment, and wireline services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services.

The Maritech segment is an oil and gas exploration, development, and production operation focused in the offshore and onshore U.S. Gulf Coast region. During 2011, Maritech sold approximately 95% of its proved reserves it owned as of December 31, 2010, and is seeking to sell its remaining oil and gas producing property interests. Maritech’s remaining operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells, facilities and production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$229,426	$211,917	$167,984
Production Enhancement Division
Production Testing	-	3,610	-
Compressco	13,201	4,017	4,860
Total Production Enhancement Division	13,201	7,627	4,860
Offshore Division
Offshore Services	4,921	2,576	2,970
Maritech	81,941	197,806	174,191
Intersegment eliminations	-	-	-
Total Offshore Division	86,862	200,382	177,161
Consolidated	$329,489	$419,926	$350,005

Services and rentals
Fluids Division	$75,032	$64,358	$57,491
Production Enhancement Division
Production Testing	139,755	100,346	77,699
Compressco	82,567	77,396	86,105
Total Production Enhancement Division	222,322	177,742	163,804
Offshore Division
Offshore Services	217,341	207,934	304,729
Maritech	799	2,718	2,848
Intersegment eliminations	-	-	-
Total Offshore Division	218,140	210,652	307,577
Corporate overhead	292	-	-
Consolidated	$515,786	$452,752	$528,872

Intersegment revenues
Fluids Division	$78	$62	$42
Production Enhancement Division
Production Testing	1	39	1
Compressco	-	-	-
Total Production Enhancement Division	1	39	1
Offshore Division
Offshore Services	65,038	63,690	46,099
Maritech	-	35	-
Intersegment eliminations	(65,036)	(62,526)	(45,648)
Total Offshore Division	2	1,199	451
Intersegment eliminations	(81)	(1,300)	(494)
Consolidated	$-	$-	$-

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Revenues from external customers
Total revenues
Fluids Division	$304,536	$276,337	$225,517
Production Enhancement Division
Production Testing	139,756	103,995	77,700
Compressco	95,768	81,413	90,965
Total Production Enhancement Division	235,524	185,408	168,665
Offshore Division
Offshore Services	287,300	274,200	353,798
Maritech	82,740	200,559	177,039
Intersegment eliminations	(65,036)	(62,526)	(45,648)
Total Offshore Division	305,004	412,233	485,189
Corporate overhead	292	-	-
Intersegment eliminations	(81)	(1,300)	(494)
Consolidated	$845,275	$872,678	$878,877

Depreciation, depletion, amortization, and accretion
Fluids Division	$19,596	$20,899	$15,281
Production Enhancement Division
Production Testing	13,893	14,429	14,053
Compressco	12,791	13,029	13,866
Total Production Enhancement Division	26,684	27,458	27,919
Offshore Division
Offshore Services	14,502	18,067	16,347
Maritech	31,314	79,012	87,274
Intersegment eliminations	(174)	(339)	(506)
Total Offshore Division	45,642	96,740	103,115
Corporate overhead	2,917	2,925	3,011
Consolidated	$94,839	$148,022	$149,326

Interest expense
Fluids Division	$121	$237	$116
Production Enhancement Division
Production Testing	32	-	2
Compressco	(20)	38	-
Total Production Enhancement Division	12	38	2
Offshore Division
Offshore Services	45	1	6
Maritech	78	9	19
Intersegment eliminations	-		-
Total Offshore Division	123	10	25
Corporate overhead	16,939	17,243	13,064
Consolidated	$17,195	$17,528	$13,207

	Year Ended December 31,
	2011		2010		2009
	(In Thousands)
Income (loss) before taxes and discontinued operations
Fluids Division	$32,076		$15,953		$20,791
Production Enhancement Division
Production Testing	35,969		15,024		15,704
Compressco	15,799		17,513		25,549
Total Production Enhancement Division	51,768		32,537		41,253
Offshore Division
Offshore Services	18,455		4,664		78,394
Maritech	(26,275)		(69,119)		22,012
Intersegment eliminations	1,802		443		647
Total Offshore Division	(6,018)		(64,012)		101,053
Corporate overhead	(71,593	)(1)	(58,271	)(1)	(57,727	)(1)
Consolidated	$6,233		$(73,793)		$105,370

Total assets
Fluids Division	$375,741		$376,309		$375,754
Production Enhancement Division
Production Testing	119,311		106,304		111,497
Compressco	210,754		195,879		203,774
Total Production Enhancement Division	330,065		302,183		315,271
Offshore Division
Offshore Services	216,927		154,535		190,494
Maritech	63,294		329,585		363,605
Intersegment eliminations	-		(1,802)		(2,246)
Total Offshore Division	280,221		482,318		551,853
Corporate overhead	217,283	(2)	138,818	(2)	104,721	(2)
Consolidated	$1,203,310		$1,299,628		$1,347,599

Capital expenditures
Fluids Division	$17,921	$10,914	$84,134
Production Enhancement Division
Production Testing	19,925	6,010	9,036
Compressco	12,471	7,927	2,944
Total Production Enhancement Division	32,396	13,937	11,980
Offshore Division
Offshore Services	64,420	11,273	17,930
Maritech	7,924	70,597	26,832
Intersegment eliminations	(66)	(445)	(454)
Total Offshore Division	72,278	81,425	44,308
Corporate overhead	1,008	1,408	11,351
Consolidated	$123,603	$107,684	$151,773

(1)	Amounts reflected include the following general corporate expenses:

	2011	2010	2009
	(In Thousands)
General and administrative expense	$36,694	$34,577	$40,173
Depreciation and amortization	2,917	2,925	3,011
Interest expense	16,939	17,243	13,064
Other general corporate (income) expense, net	15,043	3,526	1,479
Total	$71,593	$58,271	$57,727

(2)	Includes assets of discontinued operations.

Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2011, 2010, and 2009, is presented below:

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)
Revenues from external customers:
U.S.	$671,926	$735,400	$751,101
Canada and Mexico	49,314	32,645	37,984
South America	28,765	19,802	17,372
Europe	75,033	71,356	68,015
Africa	13,877	10,194	2,477
Asia and other	6,360	3,281	1,928
Total	$845,275	$872,678	$878,877

Transfers between geographic areas:
U.S.	$-	$-	$-
Canada and Mexico	-	-	-
South America	-	-	-
Europe	322	254	1,472
Africa	-	-	-
Asia and other	-	-	-
Eliminations	(322)	(254)	(1,472)
Total revenues	$845,275	$872,678	$878,877

Identifiable assets:
U.S.	$994,151	$1,125,512	$1,197,512
Canada and Mexico	62,558	35,274	32,811
South America	43,295	47,710	41,556
Europe	78,974	67,383	59,633
Africa	11,653	10,862	5,468
Asia and other	12,679	13,187	10,649
Eliminations and discontinued operations	-	(300)	(30)
Total identifiable assets	$1,203,310	$1,299,628	$1,347,599

During each of the three years ended December 31, 2011, 2010, and 2009, no single customer accounted for more than 10% of our consolidated revenues.

NOTE R — SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

As part of the Offshore Division activities, Maritech and its subsidiaries periodically acquired oil and gas reserves and operated the properties in exchange for assuming the proportionate share of the well abandonment and decommissioning obligations associated with such properties. Accordingly, our Maritech segment is included within our Offshore Division.

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

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Acquisition	$141	$5,497	$2,993
Exploration	-	16,822	6,820
Development	5,798	87,465	38,806
Total costs incurred	$5,939	$109,784	$48,619

Approximately $5.0 million of the exploration costs incurred during 2009 was capitalized as of December 31, 2009, pending the determination of proved reserves. During 2010, these capitalized exploration costs were classified to developed oil and gas properties based on the determination of proved reserves.

Capitalized Costs Related to Oil and Gas Producing Activities

In connection with our decision during 2011 to sell Maritech’s oil and gas properties, beginning June 30, 2011, we reclassified Maritech’s remaining oil and gas properties to Oil and Gas Properties Held for Sale in our consolidated balance sheet, and have recorded their value at fair value, less cost to dispose. Aggregate amounts of capitalized costs relating to our oil and gas producing activities and the aggregate amounts of related accumulated depletion, depreciation, and amortization as of December 31, 2010, are presented below.

December 31,
2010
(In Thousands)
Undeveloped properties	$12,954
Proved developed properties being amortized	757,663
Total capitalized costs	770,617
Less accumulated depletion, depreciation,
and amortization	(501,048)
Net capitalized costs	$269,569

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

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Oil and gas sales revenues	$81,941	$197,841	$174,191
Production (lifting) costs (1)	33,496	71,066	79,115
Depreciation, depletion, and amortization	27,640	73,679	79,610
Impairments of properties (2)	15,233	63,774	11,410
Excess decommissioning and abandonment costs	78,382	53,997	23,771
Exploration expenses	77	306	151
Accretion expense	3,705	5,008	7,717
Dry hole costs	(32)	325	-
Gain on insurance recoveries	-	(2,541)	(45,391)
Pretax income (loss) from producing activities	(76,560)	(67,773)	17,808
Income tax expense (benefit)	(26,797)	(25,186)	6,551
Results of oil and gas producing activities	$(49,763)	$(42,587)	$11,257

(1)	Production costs during 2009 include certain hurricane repair expenses of $8.2 million.
(2)	Impairments of oil and gas properties during 2010 were primarily due to the increase in Maritech’s decommissioning liabilities.

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

The reliability of reserve information is considerably affected by several factors. Reserve information is imprecise due to the inherent uncertainties in, and the limited nature of, the database upon which the estimating of reserve information is predicated. Moreover, the methods and data used in estimating reserve information are often necessarily indirect or analogical in character, rather than direct or deductive. Furthermore, estimating reserve information involves numerous judgments. The extent and significance of the judgments to be made are, in themselves, sufficient to render reserve information inherently imprecise.

The following information is presented with regard to our proved oil and gas reserve quantities reported in accordance with guidelines established by the SEC, and these guidelines were revised effective with the December 31, 2009 information. In 2009, we adopted SEC Release 33-8995 and the amendments to ASC Topic 932, "Extractive Industries - Oil and Gas," resulting from ASU 2010-03 (collectively, the Modernization Rules). The impact of the revision to these reserve guidelines was not considered significant to our proved oil and gas reserve volumes. The reserve values and cash flow amounts reflected in the following reserve disclosures as of December 31, 2011, 2010, and 2009, are based on the average price of oil and natural gas during the twelve month period then ended, determined as an unweighted arithmetic average of the first-day-of-the-month for each month within the period. The reserve values and cash flow amounts as of December 31, 2008, are based on prices as of each yearend. All of Maritech’s reserves are located in U. S. state and federal offshore waters of the Gulf of Mexico and onshore Texas and Louisiana. Proved oil and gas reserve quantities as of December 31, 2011, reflect the 2011 sale of approximately 95% of such reserves.

Reserve Quantity Information	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)

December 31, 2008
Proved developed reserves	4,365	139	40,988
Proved undeveloped reserves	1,433	-	1,024
Total proved reserves at December 31, 2008	5,798	139	42,012

December 31, 2009
Proved developed reserves	5,502	188	32,387
Proved undeveloped reserves	1,367	16	1,124
Total proved reserves at December 31, 2009	6,869	204	33,511

December 31, 2010
Proved developed reserves	5,760	415	24,795
Proved undeveloped reserves	1,012	74	790
Total proved reserves at December 31, 2010	6,772	489	25,585

December 31, 2011
Proved developed reserves	95	40	676
Proved undeveloped reserves	107	60	480
Total proved reserves at December 31, 2011	202	100	1,156

	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)

Total proved reserves at December 31, 2008	5,798	139	42,012
Revisions of previous estimates	1,805	166	(623)
Production	(1,219)	(106)	(10,449)
Extensions and discoveries	564	5	3,365
Purchases of reserves in place	-	-	-
Sales of reserves in place	(79)	-	(794)

Total proved reserves at December 31, 2009	6,869	204	33,511
Revisions of previous estimates	266	310	(6,303)
Production	(1,360)	(132)	(7,065)
Extensions and discoveries	712	107	4,749
Purchases of reserves in place	293	-	876
Sales of reserves in place	(8)	-	(183)

Total proved reserves at December 31, 2010	6,772	489	25,585
Revisions of previous estimates	(88)	22	(1,903)
Production	(612)	(88)	(3,322)
Extensions and discoveries	-	-	-
Purchases of reserves in place	-	-	-
Sales of reserves in place	(5,870)	(323)	(19,204)

Total proved reserves at December 31, 2011	202	100	1,156

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

The standardized measure of discounted future net cash flows relating to proved oil and gas reserves attributed to our oil and gas properties is as follows:

	December 31,
	2011	2010
	(In Thousands)

Future cash inflows	$28,873	$673,295
Future costs
Production	10,240	199,196
Development and abandonment	7,922	264,074
Future net cash flows before income taxes	10,711	210,025
Future income taxes	(1,513)	(53,481)
Future net cash flows	9,198	156,544
Discount at 10% annual rate	(2,723)	(23,275)
Standardized measure of discounted future net cash flows	$6,475	$133,269

Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(In Thousands)

Standardized measure, beginning of year	$133,269	$86,049	$60,348
Sales, net of production costs	(48,445)	(74,718)	(95,076)
Net change in prices, net of production costs	(11,916)	92,065	43,098
Changes in future development and abandonment costs	43,792	(48,002)	2,235
Development and abandonment costs incurred	25,083	42,151	10,585
Accretion of discount	17,909	9,720	6,396
Net change in income taxes	44,612	(34,665)	(7,536)
Purchases of reserves in place	-	8,694	-
Extensions and discoveries	-	63,411	27,873
Sales of reserves in place	(198,324)	(58)	1,268
Net change due to revision in quantity estimates	(10,814)	(13,738)	41,045
Changes in production rates (timing) and other	11,309	2,360	(4,187)
Subtotal	(126,794)	47,220	25,701
Standardized measure, end of year	$6,475	$133,269	$86,049

NOTE S — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2011 and 2010 is as follows:

	Three Months Ended 2011
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)

Total revenues	$222,545	$235,114	$201,434	$186,182
Gross profit (loss)	26,364	35,813	35,668	(7,335)
Income (loss) before discontinued operations	(2,512)	30,523	1,960	(24,489)
Net income (loss)	(2,515)	30,469	1,954	(24,490)
Net income (loss) attributable to TETRA
stockholders	(2,515)	30,374	1,387	(25,099)
Net income (loss) per share before discontinued
operations attributed to TETRA stockholders	$(0.03)	$0.40	$0.02	$(0.33)
Net income (loss) per diluted share before discontinued
operations attributed to TETRA stockholders	$(0.03)	$0.39	$0.02	$(0.33)

	Three Months Ended 2010
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)

Total revenues	$205,893	$241,618	$211,918	$213,249
Gross profit (loss)	35,094	47,832	28,779	(67,998)
Income (loss) before discontinued operations	5,456	13,635	187	(62,603)
Net income (loss)	5,427	13,560	170	(62,875)
Net income (loss) per share before
discontinued operations	$0.07	$0.18	$0.00	$(0.83)
Net income (loss) per diluted share before
discontinued operations	$0.07	$0.18	$0.00	$(0.83)

Results from operations during the second quarter of 2011 include the impact from gains on sales of oil and gas properties by our Maritech segment. Results from operations during the fourth quarters of 2011 and 2010 include the impact of increased decommissioning liabilities by our Maritech segment.

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