Form 10-Q
period 2012-03-31
TETRA TECHNOLOGIES INC
filed 2012-05-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 8, 2012, there were 77,572,427 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Revenues:
Product sales	$67,229	$106,523
Services and rentals	113,567	116,022
Total revenues	180,796	222,545

Cost of revenues:
Cost of product sales	50,490	77,018
Cost of services and rentals	80,578	81,771
Depreciation, depletion, amortization, and accretion	17,333	37,392
Total cost of revenues	148,401	196,181
Gross profit	32,395	26,364

General and administrative expense	30,891	27,762
Interest expense, net	4,151	4,191
Other (income) expense, net	(4,399)	(1,548)
Income (loss) before taxes and discontinued operations	1,752	(4,041)
Provision (benefit) for income taxes	604	(1,529)
Income (loss) before discontinued operations	1,148	(2,512)
Income (loss) from discontinued operations, net of taxes	(1)	(3)
Net income (loss)	1,147	(2,515)
Less: income attributable to noncontrolling interest	(466)	-
Net income (loss) attributable to TETRA stockholders	$681	$(2,515)

Basic net income (loss) per common share:
Income (loss) before discontinued operations attributable
to TETRA stockholders	$0.01	$(0.03)
Loss from discontinued operations attributable to
TETRA stockholders	(0.00)	(0.00)
Net income (loss) attributable to TETRA stockholders	$0.01	$(0.03)

Average shares outstanding	77,069	76,251

Diluted net income (loss) per common share:
Income (loss) before discontinued operations attributable
to TETRA stockholders	$0.01	$(0.03)
Loss from discontinued operations attributable to
TETRA stockholders	(0.00)	(0.00)
Net income (loss) attributable to TETRA stockholders	$0.01	$(0.03)

Average diluted shares outstanding	78,281	76,251

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Net income (loss)	$1,147	$(2,515)
Foreign currency translation adjustment, including taxes of
$(334) and $(188), respectively	3,922	3,484
Net change in derivative fair value, net of taxes of $(2,587)	-	(4,367)
Comprehensive income (loss)	5,069	(3,398)
Less: comprehensive income attributable to
noncontrolling interest	(466)	-
Comprehensive income (loss) attributable to TETRA stockholders	$4,603	$(3,398)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$121,399	$204,412
Restricted cash	5,566	8,780
Trade accounts receivable, net of allowances for doubtful
accounts of $1,941 in 2012 and $1,849 in 2011	164,169	141,537
Inventories	104,230	99,985
Deferred tax asset	39,727	39,330
Oil and gas properties held for sale	48	3,743
Prepaid expenses and other current assets	29,429	30,714
Total current assets	464,568	528,501

Property, plant, and equipment
Land and building	77,552	76,937
Machinery and equipment	550,404	530,408
Automobiles and trucks	48,187	46,950
Chemical plants	159,276	158,065
Construction in progress	35,148	25,316
Total property, plant, and equipment	870,567	837,676
Less accumulated depreciation	(315,678)	(308,375)
Net property, plant, and equipment	554,889	529,301

Other assets:
Goodwill	130,464	99,132
Patents, trademarks and other intangible assets, net of accumulated
amortization of $23,552 in 2012 and $22,572 in 2011	34,144	11,872
Deferred tax assets	76	258
Other assets	35,105	34,246
Total other assets	199,789	145,508
Total assets	$1,219,246	$1,203,310

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$47,924	$46,382
Accrued liabilities	90,669	80,975
Decommissioning and other asset retirement obligations, net	94,204	105,008
Total current liabilities	232,797	232,365

Long-term debt, net	305,000	305,000
Deferred income taxes	55,329	48,537
Decommissioning and other asset retirement obligations, net	32,640	34,827
Other liabilities	17,711	13,493
Total long-term liabilities	410,680	401,857
Commitments and contingencies

Equity:
TETRA Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 79,808,033, shares issued at March 31, 2012,
and 79,673,374 shares issued at December 31, 2011	798	797
Additional paid-in capital	222,881	220,144
Treasury stock, at cost; 2,269,911 shares held at March 31, 2012,
and 2,249,959 shares held at December 31, 2011	(14,850)	(14,841)
Accumulated other comprehensive income (loss)	1,045	(2,877)
Retained earnings	324,604	323,923
Total TETRA stockholders' equity	534,478	527,146
Noncontrolling interests	41,291	41,942
Total equity	575,769	569,088
Total liabilities and equity	$1,219,246	$1,203,310

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income (loss)	$1,147	$(2,515)
Reconciliation of net income (loss) to cash provided (used) by operating activities:
Depreciation, depletion, amortization, and accretion	17,333	34,040
Impairments of long-lived assets	-	3,352
Provision (benefit) for deferred income taxes	(1,200)	(3,398)
Equity-based compensation expense	2,355	1,836
Provision for doubtful accounts	90	913
Gain on sale of property, plant, and equipment	(3,967)	(732)
Other non-cash charges and credits	778	6,987
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(16,232)	3,506
Inventories	(3,226)	7,411
Prepaid expenses and other current assets	1,772	15,916
Trade accounts payable and accrued expenses	4,659	(28,225)
Decommissioning liabilities	(15,724)	(9,250)
Other	599	526
Net cash provided (used) by operating activities	(11,616)	30,367

Investing activities:
Purchases of property, plant, and equipment	(25,764)	(19,319)
Acquisition of business, net	(64,528)	(1,500)
Proceeds (payments) on sale of property, plant, and equipment	12,336	(2,298)
Other investing activities	3,688	(4,935)
Net cash used in investing activities	(74,268)	(28,052)

Financing activities:
Proceeds from long-term debt	1,952	-
Compressco Partners' distributions	(1,065)	-
Proceeds from exercise of stock options	469	2,333
Excess tax benefit from exercise of stock options	178	861
Net cash provided by financing activities	1,534	3,194

Effect of exchange rate changes on cash	1,337	1,612

Increase (decrease) in cash and cash equivalents	(83,013)	7,121
Cash and cash equivalents at beginning of period	204,412	65,360
Cash and cash equivalents at end of period	$121,399	$72,481

Supplemental cash flow information:
Interest paid	$-	$-
Income taxes paid (refunded)	2,862	(9,471)

Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	$-	$509

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company focused on completion fluids and associated products and services, production testing and associated services, wellhead compression, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic exploration and production business. We were incorporated in Delaware in 1981. We are composed of five reporting segments organized into three divisions – Fluids, Production Enhancement, and Offshore. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

The consolidated financial statements include the accounts of our wholly owned subsidiaries. Investments in unconsolidated joint ventures in which we participate are accounted for using the equity method. Our interests in oil and gas properties are proportionately consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of March 31, 2012, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of March 31, 2012, and December 31, 2011, are as follows:

	March 31, 2012	December 31, 2011
	(In Thousands)

Finished goods	$73,961	$71,247
Raw materials	4,892	5,653
Parts and supplies	24,434	22,216
Work in progress	943	869
Total inventories	$104,230	$99,985

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

Number of weighted average common shares outstanding	77,069	76,251
Assumed exercise of stock awards	1,212	-
Average diluted shares outstanding	78,281	76,251

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2012, we used the average market price of our common stock of $9.63. For the three months ended March 31, 2012, the average diluted shares outstanding excludes the impact of 2,369,632 outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the three months ended March 31, 2011, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the period.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at March 31, 2012, was approximately $332.8 million compared to a carrying amount of approximately $305.0 million, as current rates are more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

New Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), which has the objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments in this ASU. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this ASU are to be effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are to be applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. The portion of this ASU that has been adopted has not had a significant impact on the accounting or disclosures in our financial statements.

In May 2011, the FASB published ASU 2011-04, “Fair Value Measurement (Topic 820) – Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” whereby the FASB and the International Accounting Standards Board (IASB) aligned their definitions of fair value such that their fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are to be applied prospectively. The adoption of the accounting and disclosure requirements of this ASU has not had a significant impact on our financial statements.

NOTE B – ACQUISITIONS AND DISPOSITIONS

Acquisition of Optima

In March 2012, we acquired 100% of the outstanding common stock of Optima Solutions Holdings Limited (Optima), a leading provider of rig cooling services and associated products that suppress heat generated by high rate flaring of hydrocarbons during well test operations. The acquisition of Optima, which is based in Aberdeen, Scotland, allows our Production Testing segment to provide its customers with a broader range of production testing and associated services, and is expected to enable the segment to expand its presence in many significant global markets. Including the impact of additional working capital received and other adjustments to the purchase price, we paid 41.2 million pounds sterling (approximately $64.6 million equivalent) in cash as the purchase price for the Optima stock at closing, and may pay up to an additional  4 million pounds sterling in contingent purchase price consideration, depending on a defined measure of earnings for Optima over each of the two years subsequent to the closing of the acquisition.

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately: $3.0 million of net working capital; $19.6 million of property, plant, and equipment; $22.8 million of certain intangible assets; $7.4 million of deferred tax liabilities; $3.5 million of other liabilities associated with the contingent purchase price consideration obligation; and $31.3 million of nondeductible goodwill. This allocation of the purchase price to Optima’s net assets and liabilities is preliminary, and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. These fair value calculations and allocations are expected to be finalized later during 2012, and could result in adjustments to the calculated depreciation and amortization of the tangible and intangible assets, respectively. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated earnings for Optima over each of the next two twelve month periods subsequent to the closing, and could increase (up to 4 million pounds sterling) or decrease (to zero) depending on Optima’s actual and expected earnings going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration obligation due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. The $31.3 million of goodwill preliminarily recorded to our Production Testing segment as a result of the Optima acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. For the current period, our revenues, depreciation and amortization, and pretax earnings included $1.5 million, $0.4 million, and $0.5 million, respectively, associated with the acquired operations of Optima after the closing on March 9, 2012. Transaction costs associated with the acquisition of approximately $1.3 million were also charged to general and administrative expense during the period.

Acquisition of ERS

In April 2012, we acquired the assets and operations of Eastern Reservoir Services (ERS), a division of Patterson-UTI Energy, Inc. for a cash purchase price of approximately $42.5 million. ERS is a leading provider of frac flow back services to oil and gas operators in the Appalachian and U.S. Rocky Mountain regions, and the acquisition represents a strategic expansion of our existing Production Testing segment operations, allowing it to serve customers in additional basins in the U.S. As of May 9, 2012, a preliminary allocation of the ERS purchase price had yet to be calculated, but will be determined during the second quarter of 2012. Accordingly, disclosure of the allocation of the purchase price to the applicable ERS balance sheet line items, and the pro forma presentation reflecting the impact of the ERS acquisition will be presented in subsequent filings.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisition of Optima as if it had occurred at the beginning of the periods presented. This pro forma information does not include the impact of the April 2012 acquisition of ERS, as the initial allocation of the purchase price for this acquisition has yet to be calculated. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the periods presented or the future results that we will achieve after the acquisition.

	Three Months Ended March 31,
	2012	2011
	(In Thousands, Except Per Share Amounts)

Revenues	$184,885	$226,411

Income (loss) before discontinued operations	$1,321	$(2,680)
Net income (loss)	$1,320	$(2,683)
Net income (loss) attributable to TETRA stockholders	$854	$(2,683)

Per share information:
Income (loss) before discontinued operations attributable
to TETRA stockholders
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

Net income (loss) attributable to TETRA stockholders
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

Sale of Equipment

In January 2012, our Offshore Services segment sold certain equipment assets for cash of approximately $7.8 million. As a result of the sale, we recognized a gain on disposal of approximately $4.1 million, which is included in other income.

Sale of Maritech Producing Properties

In March 2012, Maritech sold its interest in certain remaining onshore oil and gas producing properties for cash of approximately $4.4 million received at closing. Following this transaction, Maritech’s remaining oil and gas reserves and production are negligible, and its operations consist primarily of the remaining well abandonment and decommissioning of its offshore oil and gas platforms and facilities.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2012	December 31, 2011
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2015	$-	$-
Compressco Partners' bank credit facility	June 24, 2015	-	-
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
European bank credit facility		1,952	-
Other		35	35
Total debt		306,987	305,035
Less current portion		(1,987)	(35)
Total long-term debt		$305,000	$305,000

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

The changes in the asset retirement obligations during the three months ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

Beginning balance for the period, as reported	$139,835	$272,815
Activity in the period:
Accretion of liability	520	1,894
Retirement obligations incurred	-	-
Revisions in estimated cash flows	2,233	9,764
Settlement of retirement obligations	(15,744)	(53,639)
Ending balance as of March 31	$126,844	$230,834

Revisions in estimated cash flows during the first quarter of 2012 resulted primarily from additional work anticipated to be required on one of Maritech’s offshore oil and gas properties. Settlements of retirement obligations during the first quarter of 2011 include approximately $46.0 million of obligations associated with oil and gas properties sold by Maritech during the period. Revisions in estimated cash flows during the first quarter of 2011 resulted primarily from additional work anticipated to be required on one of Maritech’s hurricane damaged properties.

NOTE E – HEDGE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facilities, to the extent we have debt outstanding, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. Prior to the sale of substantially all of our remaining Maritech oil and gas properties in May 2011, we utilized cash flow commodity hedge transactions to reduce our exposure related to the volatility of oil and gas prices. These cash flow commodity hedge contracts were liquidated in the second quarter of 2011. For these and other hedge contracts, we formally document the relationships between hedging instruments and hedged items, as well as our risk management objectives, our strategies for undertaking various hedge transactions, and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment, or forecasted transaction. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

Derivative Hedge Contracts

In April 2011, following the execution of the purchase and sale agreement pursuant to which Maritech agreed to sell approximately 79% of its proved reserves, we liquidated our remaining oil hedge contracts and paid $14.2 million to the counterparty. Therefore, from April 2011 forward, we have had no remaining cash flow hedging swap contracts outstanding associated with our Maritech subsidiary’s oil or gas production.

Prior to their liquidation during 2011, we believe that our swap agreements were “highly effective cash flow hedges,” in managing the volatility of future cash flows associated with Maritech’s oil production. The effective portion of the change in the derivative’s fair value (i.e., that portion of the change in the derivative’s fair value that offsets the corresponding change in the cash flows of the hedged transaction) was initially reported as a component of accumulated other comprehensive income, which was classified within equity. This component of accumulated other comprehensive income associated with cash flow hedge derivative contracts, including any derivative contracts which have been liquidated, was subsequently reclassified into product sales revenues, utilizing the specific identification method, when the hedged exposure affected earnings (i.e., when hedged oil and gas production volumes were reflected in revenues). Any “ineffective” portion of the change in the derivative’s fair value was recognized in earnings immediately.

Pretax gains and losses associated with oil and gas derivative swap contracts for the three month period ended March 31, 2011, are summarized below:

	Three Months Ended March 31, 2011
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$1,177	$-	$1,177
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(7,854)	-	(7,854)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	277	-	277

NOTE F – EQUITY

Changes in equity for the three month periods ended March 31, 2012 and 2011, are as follows:

	Three Months Ended March 31,
	2012			2011
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
	(In Thousands)

Beginning balance for the period	$527,146	$41,942	$569,088	$516,323	$-	$516,323
Comprehensive income:
Net income (loss)	681	466	1,147	(2,515)	-	(2,515)
Changes in commodity derivatives, net of
taxes of $0 and $ (2,587), respectively	-	-	-	(4,367)	-	(4,367)
Foreign currency translation adjustment, including
taxes of $(334) and $(188), respectively	3,922	-	3,922	3,484	-	3,484
Comprehensive income	4,603	466	5,069	(3,398)	-	(3,398)
Exercise of common stock options	478	-	478	2,309	-	2,309
Distributions to public unitholders	-	(1,209)	(1,209)	-	-	-
Equity-based compensation, net	2,083	54	2,137	1,836	-	1,836
Treasury stock and other	(10)	38	28	(578)	-	(578)
Tax benefit upon exercise of stock options	178	-	178	861	-	861
Ending balance as of March 31	$534,478	$41,291	$575,769	$517,353	$-	$517,353

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

Our Fluids Division manufactures and markets clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides production testing, rig cooling, and other associated services in many of the major oil and gas basins in the United States, as well as in certain basins in certain regions in Latin America, Africa, Europe, the Middle East, and Australia.

The Compressco segment provides wellhead compression-based and other production enhancement services throughout many of the onshore producing regions of the United States, as well as certain basins in Mexico, Canada, and certain countries in South America, Europe, Asia, and other international locations. Beginning June 20, 2011, following the initial public offering of Compressco Partners, L.P. (Compressco Partners), we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea oil and gas services such as well plugging and abandonment and wireline services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services.

The Maritech segment is an oil and gas exploration, development, and production operation that was focused in the offshore and onshore U.S. Gulf Coast region. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech’s remaining operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells, facilities, and production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment.

We generally evaluate the performance of and allocate resources to our segments based on profit or loss from their operations before income taxes and nonrecurring charges, return on investment, and other criteria. Transfers between segments and geographic areas are priced at the estimated fair value of the products or services as negotiated between the operating units. “Corporate overhead” includes corporate general and administrative expenses, corporate depreciation and amortization, interest income and expense, and other income and expense.

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$61,532	$59,504
Production Enhancement Division
Production Testing	-	-
Compressco	1,162	2,490
Total Production Enhancement Division	1,162	2,490
Offshore Division
Offshore Services	1,995	935
Maritech	2,540	43,594
Intersegment eliminations	-	-
Total Offshore Division	4,535	44,529
Consolidated	$67,229	$106,523

Services and rentals
Fluids Division	$17,776	$17,826
Production Enhancement Division
Production Testing	38,283	33,210
Compressco	21,520	19,394
Total Production Enhancement Division	59,803	52,604
Offshore Division
Offshore Services	43,100	50,780
Maritech	75	428
Intersegment eliminations	(7,312)	(5,616)
Total Offshore Division	35,863	45,592
Corporate overhead	125	-
Consolidated	$113,567	$116,022

Intersegment revenues
Fluids Division	$25	$14
Production Enhancement Division
Production Testing	-	-
Compressco	-	-
Total Production Enhancement Division	-	-
Offshore Division
Offshore Services
Maritech	-	-
Intersegment eliminations	-	-
Total Offshore Division	-	-
Intersegment eliminations	(25)	(14)
Consolidated	$-	$-

Total revenues
Fluids Division	$79,333	$77,344
Production Enhancement Division
Production Testing	38,283	33,210
Compressco	22,682	21,884
Total Production Enhancement Division	60,965	55,094
Offshore Division
Offshore Services	45,095	51,715
Maritech	2,615	44,022
Intersegment eliminations	(7,312)	(5,616)
Total Offshore Division	40,398	90,121
Corporate overhead	125	-
Intersegment eliminations	(25)	(14)
Consolidated	$180,796	$222,545

	Three Months Ended March 31,
	2012		2011
	(In Thousands)
Income (loss) before taxes and discontinued operations
Fluids Division	$11,465		$7,249
Production Enhancement Division
Production Testing	5,677		9,083
Compressco	3,510		4,005
Total Production Enhancement Division	9,187		13,088
Offshore Division
Offshore Services	(1,033)		(4,376)
Maritech	(2,081)		(4,520)
Intersegment eliminations	-		159
Total Offshore Division	(3,114)		(8,737)
Corporate overhead	(15,786	)(1)	(15,641	)(1)
Consolidated	$1,752		$(4,041)

	March 31,
	2012		2011
	(In Thousands)
Total assets
Fluids Division	$382,321		$361,755
Production Enhancement Division
Production Testing	215,026		102,216
Compressco	206,932		193,464
Total Production Enhancement Division	421,958		295,680
Offshore Division
Offshore Services	208,108		159,806
Maritech	60,711		266,388
Intersegment eliminations	-		(1,643)
Total Offshore Division	268,819		424,551
Corporate overhead	146,148	(2)	149,348	(2)
Consolidated	$1,219,246		$1,231,334

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2012	2011
	(In Thousands)

General and administrative expense	$9,912	$10,368
Depreciation and amortization	869	685
Interest expense	4,191	4,354
Other general corporate (income) expense, net	814	234
Total	$15,786	$15,641

(2)	Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

We have advanced our growth strategy with the recent completion of two significant acquisitions. In March 2012, we acquired the common stock of Optima Solutions Holdings Limited (Optima) for a cash purchase price of approximately $64.6 million. Optima is a leading provider of rig cooling services and associated products that suppress heat generated by high rate flaring of hydrocarbons during well test operations. The acquisition of Optima allows our Production Testing segment to provide its customers with a broader range of well completion and production testing services and is expected to enable the segment to expand its presence in many significant global markets. In April 2012, we acquired the assets and operations of Eastern Reservoir Services (ERS), a division of Patterson-UTI Energy, Inc., for a cash purchase price of approximately $42.5 million. ERS is a leading provider of frac flow back services to oil and gas operators in the Appalachian and U.S. Rocky Mountain regions. The acquisition of ERS also represents a strategic expansion of our existing Production Testing segment operations, allowing it to serve customers in additional basins in the U.S. Each of these acquisitions is expected to contribute immediately to our revenues and profitability going forward. Despite the utilization of over $100 million of cash associated with these two acquisitions, our long-term growth strategy continues to include additional acquisitions and other opportunities to expand our operations in oil and gas service and product markets. Future acquisitions could be funded by existing cash balances, borrowing capacity under our bank revolving credit facility, the issuance of additional debt or equity, or other sources of capital.

Revenues for the first quarter of 2012 reflect the growth of our Fluids, Production Testing and Compressco segments compared to the first quarter of 2011. The Fluids Division reported increased revenues and profitability primarily as a result of increased sales of clear brine fluid (CBF) products, particularly domestically. Fluids Division profitability also increased as a result of improved operating results of its El Dorado, Arkansas, calcium chloride plant. Our Production Testing segment revenues also increased, primarily due to increased domestic demand, reflecting increased drilling activity compared to the prior year period. Future revenues and profitability for the Production Testing segment are expected to increase as a result of the two acquisitions discussed above. Our Compressco segment, primarily through its Compressco Partners, L.P. subsidiary, also reported increased revenues compared to the prior year period mostly due to increased demand in Latin America. The Offshore Services segment reported decreased revenues compared to the prior year period, largely due to the sale during the second quarter of 2011 of its onshore abandonment business, and due to decreased demand for diving and cutting services during the current period. Our Maritech segment’s revenues decreased significantly due to the sale during the prior year and first quarter of 2012 of substantially all of its oil and gas producing properties. Maritech’s revenues are expected to be minimal going forward. Overall profitability improved during the current year quarter compared to the prior year period primarily due to the gain recorded by our Offshore Services segment during the first quarter of 2012 on the sale of certain equipment assets. Increased gross profit was partially offset by increased administrative costs, particularly in our Compressco segment as a result of the increased costs of being a separate public limited partnership. Future growth for our U.S. gas-directed businesses could be negatively affected if current low natural gas prices continue.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2011. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the cost of future abandonment and decommissioning obligations. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of large portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended March 31, 2012 compared with three months ended March 31, 2011.

Consolidated Comparisons

	Three Months Ended
	March 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$180,796	$222,545	$(41,749)	-18.8%
Gross profit	32,395	26,364	6,031	22.9%
Gross profit as a percentage of revenue	17.9%	11.8%
General and administrative expense	30,891	27,762	3,129	11.3%
General and administrative expense as a percentage of revenue	17.1%	12.5%
Interest expense, net	4,151	4,191	(40)	-1.0%
Other (income) expense, net	(4,399)	(1,548)	(2,851)	184.2%
Income (loss) before taxes and discontinued operations	1,752	(4,041)	5,793	143.4%
Income (loss) before taxes and discontinued operations as a percentage of revenue	1.0%	-1.8%
Provision (benefit) for income taxes	604	(1,529)	2,133	139.5%
Income (loss) before discontinued operations	1,148	(2,512)	3,660	145.7%
Loss from discontinued operations, net of taxes	(1)	(3)	2
Net income (loss)	1,147	(2,515)	3,662	145.6%
Net income attributable to noncontrolling interest	(466)	-	(466)
Net income (loss) attributable to TETRA stockholders	$681	$(2,515)	$3,196	127.1%

Consolidated revenues for the quarter ended March 31, 2012, decreased compared to the prior year period primarily due to the sales of Maritech oil and gas producing properties, which resulted in a $41.4 million decrease in Maritech revenues. Maritech revenues are expected to continue to be negligible going forward. Increased oil and gas industry activity compared to the first quarter of 2011 led to the growth in revenues for our Fluids and Production Testing segments. In particular, our Production Testing segment reflected increased activity, primarily domestically. Our Fluids segment’s revenue growth was also due to increased industry activity and despite decreased product sales of our manufactured products. Overall gross profit increased primarily due to the increased profitability of our Fluids Division, reflecting increased efficiencies at our El Dorado, Arkansas, calcium chloride plant. Our Maritech segment also reported a decreased loss due to significant impairments and excess decommissioning costs incurred during the prior year period.

Consolidated general and administrative expenses increased by approximately $3.1 million during the first quarter of 2012 compared to the prior year period primarily due to a $2.1 million increase by our Compressco segment, as a result of increased administrative and public company costs associated with Compressco Partners, L.P. being a separate public limited partnership. In addition, consolidated general and administrative expenses also includes approximately $1.3 million of transaction costs incurred in connection with the Optima acquisition. By type of cost, general and administrative expenses increased due to approximately $1.3 million of increased employee related costs, approximately $1.4 million of increased professional fee expenses, $0.5 million of decreased billings to joint owners for Maritech administrative overhead, $0.3 million of increased insurance and taxes expense, and $0.4 million of increased general expenses. These increases were partially offset by approximately $0.8 million of decreased bad debt expense during the period compared to the prior year period.

Consolidated other income increased during the first quarter of 2012 compared to the prior year period, primarily due to approximately $3.2 million of increased gains on sales of assets and $0.5 million of increased earnings from unconsolidated joint ventures. These increases were partially offset by approximately $0.6 million of decreased minority interest income, and approximately $0.3 million of decreased other income.

Our provision for income taxes during the first quarter of 2012 was $0.6 million compared to a $1.5 million benefit during the prior year period, due to our net earnings for the current period.

Divisional Comparisons

Fluids Division
	Three Months Ended
	March 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$79,333	$77,344	$1,989	2.6%
Gross profit	17,920	13,607	4,313	31.7%
Gross profit as a percentage of revenue	22.6%	17.6%
General and administrative expense	6,999	6,403	596	9.3%
General and administrative expense as a percentage of revenue	8.8%	8.3%
Interest (income) expense, net	26	5	21
Other (income) expense, net	(570)	(50)	(520)
Income before taxes and discontinued operations	$11,465	$7,249	$4,216	58.2%
Income before taxes and discontinued operations as a percentage of revenue	14.5%	9.4%

The increase in Fluids Division revenues during the first quarter of 2012 compared to the prior year period was primarily due to a $2.0 million net increase in product sales revenues. This increase was due to $5.9 million of increased clear brine fluids (CBFs) product sales revenues, particularly domestically. Partially offsetting this increase in CBF sales was approximately $3.9 million of decreased revenue from manufactured products, primarily from decreased industrial demand due to weather, particularly in Europe. Manufactured product sales revenues also decreased due to the reduced sales of dry calcium chloride following the shutdown of our Lake Charles pellet plant during mid-2011. Onshore domestic industry activity levels were increased as compared to the prior year period, primarily in unconventional shale reservoir markets.

Our Fluids Division gross profit increased compared to the prior year period primarily as a result of the increased domestic CBF revenues discussed above and increased efficiency at our El Dorado, Arkansas, calcium chloride plant.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and increased other income, and despite increased administrative costs. Other income increased primarily due to increased income from an unconsolidated joint venture and foreign currency exchange gains. Fluids Division administrative costs increased primarily due to increased personnel-related costs.

Production Enhancement Division

Production Testing Segment
	Three Months Ended
	March 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$38,283	$33,210	$5,073	15.3%
Gross profit	9,935	11,992	(2,057)	-17.2%
Gross profit as a percentage of revenue	26.0%	36.1%
General and administrative expense	4,983	4,054	929	22.9%
General and administrative expense as a percentage of revenue	13.0%	12.2%
Interest (income) expense, net	6	(35)	41
Other (income) expense, net	(731)	(1,110)	379
Income before taxes and discontinued operations	$5,677	$9,083	$(3,406)	-37.5%
Income before taxes and discontinued operations as a percentage of revenue	14.8%	27.4%

Production Testing revenues increased during the first quarter of 2012 due to an increase of approximately $5.4 million in domestic revenues. This increase was a result of increased domestic onshore oil and gas drilling activity compared to the prior year period, as reflected by rig count data. In particular, the Production Testing segment capitalized on the increased domestic onshore activity associated with unconventional shale drilling in many of the regions it serves. Partially offsetting the domestic revenues increase, international revenues decreased by approximately $0.4 million, despite increased activity in Mexico, due to decreased revenue from a South American technical management contract compared to the 2011 period. During March 2012, the Production Testing segment acquired Optima, and in April 2012 acquired the assets and operations of ERS. Revenues of this segment are expected to increase going forward as a result of these acquisitions.

The decrease in Production Testing gross profit during the first quarter of 2012 was primarily due to decreased international profitability compared to the prior year period, particularly from the South American technical management contract. Revenue and gross profit from this ongoing contract is recognized upon achieving contract milestones. The decrease in segment gross profit from international activity was partially offset by the impact from the increased domestic activity discussed above.

Production Testing income before taxes decreased due to the decreased gross profit discussed above, as well as due to increased administrative expenses caused primarily by increased personnel-related costs and approximately $1.3 million of transaction costs expensed in connection with the Optima acquisition. In addition, other income decreased compared to the prior year period due to decreased minority interest income.

Compressco Segment
	Three Months Ended
	March 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$22,682	$21,884	$798	3.6%
Gross profit	7,881	6,619	1,262	19.1%
Gross profit as a percentage of revenue	34.7%	30.2%
General and administrative expense	4,574	2,523	2,051	81.3%
General and administrative expense as a percentage of revenue	20.2%	11.5%
Interest (income) expense, net	(12)	1	(13)
Other (income) expense, net	(191)	90	(281)
Income before taxes and discontinued operations	$3,510	$4,005	$(495)	-12.4%
Income before taxes and discontinued operations as a percentage of revenue	15.5%	18.3%

The increase in Compressco revenues compared to the prior year period was due to an increase of approximately $2.1 million of service revenues resulting from increased demand, particularly in Latin America. Partially offsetting this increase was a $1.3 million decrease from sales of compressor units and parts during the first quarter. Compressco has reduced the rate at which it fabricates new compressor units for its domestic operations until demand increases and inventories of available units are reduced.

Compressco gross profit increased during the first quarter of 2012 compared to the prior year period primarily due to the increased Latin America activity discussed above, and despite increased domestic operating expenses. Compressco seeks to further improve its operating profitability and is continuing to review its operating expenses, including maintenance, fuel, and labor costs.

Income before taxes for Compressco decreased during the first quarter of 2012 compared to the prior year period despite the increased gross profit discussed above due to increased administrative expenses. Compressco’s administrative expenses reflect increased professional fee expenses, which are expected to be highest during the first and fourth quarters of each year as a result of Compressco Partners being a separate public limited partnership. In addition, general and administrative expense during the first quarter of 2012 also includes the allocation of a portion of our corporate administrative expenses to Compressco Partners pursuant to our Omnibus Agreement with Compressco Partners executed in connection with its initial public offering.

Offshore Division

Offshore Services Segment
	Three Months Ended
	March 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$45,095	$51,715	$(6,620)	-12.8%
Gross profit (loss)	(1,105)	(663)	(442)	66.7%
Gross profit (loss) as a percentage of revenue	-2.5%	-1.3%
General and administrative expense	3,971	3,726	245	6.6%
General and administrative expense as a percentage of revenue	8.8%	7.2%
Interest (income) expense, net	27	-	27
Other (income) expense, net	(4,070)	(13)	(4,057)
(Loss) before taxes and discontinued operations	$(1,033)	$(4,376)	$3,343	76.4%
(Loss) before taxes and discontinued operations as a percentage of revenue	-2.3%	-8.5%

Revenues from our Offshore Services segment decreased during the first quarter of 2012 compared to the prior year quarter. Increased decommissioning and abandonment services revenues, including those from the heavy lift barge purchased during 2011, were partially offset by decreased diving and cutting services activity during the current year period. Diving services revenues were negatively affected by certain vessel repairs scheduled during the current year period. The most significant decrease, however, was due to the 2011 sale of the segment’s onshore abandonment operations, which generated approximately $3.3 million in revenues during the prior year period. Approximately $7.3 million of Offshore Services revenues were from work performed for Maritech during the first quarter of 2012, compared to $5.6 million of such work in the prior year period, reflecting Maritech’s plans to aggressively decommission and abandon its remaining oil and gas platform structures. These intercompany revenues are eliminated in consolidation.

Gross profit for the Offshore Services segment during the first quarter of 2012 decreased as compared to the prior year period primarily due to decreased profitability of our decommissioning operations, which experienced increased costs from weather delays during the current year quarter. This decrease was partially offset by improved profitability of our abandonment and diving operations.

Offshore Services segment loss before taxes decreased despite the reduced gross profit and increased administrative costs due to the gain on the sale of certain abandonment assets that generated approximately $4.1 million of other income during the current year period.

Maritech Segment
	Three Months Ended
	March 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$2,615	$44,022	$(41,407)	-94.1%
Gross profit (loss)	(1,494)	(4,577)	3,083	-67.4%
Gross profit (loss) as a percentage of revenue	-57.1%	-10.4%
General and administrative expense	452	689	(237)	34.4%
General and administrative expense as a percentage of revenue	17.3%	1.6%
Interest (income) expense, net	-	21	(21)
Other (income) expense, net	135	(767)	902
Income (loss) before taxes and discontinued operations	$(2,081)	$(4,520)	$2,439	-54.0%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-79.6%	-10.3%

Maritech revenues decreased significantly during the first quarter of 2012 compared to the prior year period due to the sale of substantially all of its oil and gas reserves during 2011 and 2012. In particular, the May 31, 2011, sale of oil and gas properties resulted in the sale of approximately 79% of Maritech’s proven reserves. Following the sales of almost all of its producing properties, Maritech revenues are expected to continue to be negligible.

Maritech gross loss decreased during the first quarter of 2012 compared to the prior year period despite the decreased revenues discussed above primarily due to reduced operating and depletion expenses associated with the sold properties. In addition, Maritech recorded $3.4 million of impairments and $7.0 million of higher excess decommissioning costs during the prior year period.

Maritech pretax loss during the first quarter of 2012 decreased compared to the prior year period primarily due to the increase in gross profit discussed above. In addition, Maritech reported decreased net administrative expenses during the current year period primarily due to the reduction in its headcount following the sale of properties, and this decrease more than offset the decrease in administrative costs billed to joint owners. Partially offsetting the impact of increased gross profit and decreased administration costs, Maritech recorded decreased other income from gains on sales of properties during the first quarter of 2012 compared to the prior year period.

Corporate Overhead
	Three Months Ended
	March 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(742)	$(685)	$(57)	8.3%
General and administrative expense	9,912	10,368	(456)	-4.4%
Interest (income) expense, net	4,102	4,199	(97)
Other (income) expense, net	1,030	389	641
(Loss) before taxes and discontinued operations	$(15,786)	$(15,641)	$(145)	-0.9%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011, we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead decreased during the first quarter of 2012 compared to the prior year period primarily due to decreased corporate administrative costs, which were largely due to  approximately $0.3 million of decreased tax, office, and other general expenses, along with the allocation of approximately $0.2 million of corporate administrative costs to Compressco Partners during the current year period. Partially offsetting this decrease in administrative expenses, other expense increased, due to current year period foreign currency losses and hedge derivative ineffectiveness during the prior year period. Corporate Overhead also decreased due to decreased corporate interest expense during the first quarter of 2012 due to increased capitalized interest.

Liquidity and Capital Resources

Our growth strategy includes the pursuit of suitable acquisitions and other opportunities to expand operations. In March 2012, we expended approximately $64.6 million of our available cash to acquire the common stock of Optima Solutions Holdings Limited (Optima), a leading provider of rig cooling services and associated products that suppress heat generated by high rate flaring of hydrocarbons during well test operations. In April 2012, we expended an additional $42.5 million of our available cash to acquire the assets and operations of ERS, a North American production testing operation. As a result of these transactions, we have significantly and strategically expanded our Production Testing segment’s operations. Although the use of over $100 million of our available cash on these acquisitions significantly changes our liquidity position compared to December 31, 2011, we continue to pursue additional suitable acquisitions as part of our growth strategy. In addition to these acquisitions, during the three months ended March 31, 2012, we expended approximately $25.8 million on additional capital expenditures for our existing businesses. Funding to support additional growth will come from cash generated by operations and, to the extent necessary, from borrowings, including from our revolving credit facility.

Operating Activities

Cash flows used by operating activities totaled approximately $11.6 million during the first quarter of 2012 compared to $30.4 million of cash generated by operating activities during the prior year period, a decrease of $42.0 million. This decrease in operating cash flows during 2012 compared to the prior year period primarily reflects the decreased use of operating cash flows for working capital mainly as a result of the collection of federal tax refunds during the first quarter of 2011 and the increased operating cash flows used to extinguish Maritech decommissioning liabilities during the current year period.

During the past three years, Maritech has performed an extensive amount of well abandonment and decommissioning work associated with its offshore oil and gas production wells, platforms, and facilities. As of March 31, 2012, and following the sale of substantially all of its oil and gas producing properties, the estimated third-party discounted fair value, including an estimated profit, of Maritech’s decommissioning liabilities totaled $119.7 million. Our future operating cash flow will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Approximately $94.2 million of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liability is expected to occur over the twelve month period ending March 31, 2013. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with two offshore platforms that were destroyed by Hurricanes Rita and Ike during 2005 and 2008, respectively. Due to the unique nature of the remaining work to be performed associated with these downed platforms, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods.

In some cases, the previous owners of properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the well abandonment and decommissioning work on these properties as the work is performed, which will partially offset Maritech’s future expenditures. Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. As of March 31, 2012, Maritech’s total decommissioning obligation is approximately $126.7 million, which includes Maritech’s total liability of $119.7 million plus approximately $7.0 million of such contractual reimbursement arrangements with the previous owners. An additional $13.6 million of such contractual reimbursement arrangements as of March 31, 2012, is classified as receivable assets related to amounts waiting to be invoiced and collected.

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. Given that North American natural gas prices have decreased during the past year, gas-directed drilling activity in North America has decreased. While only a portion of our revenues are related to this gas-directed activity, we are exposed to its impact that this decreased demand could have on our businesses. In particular, our Production Testing, Compressco, and Fluids segments are vulnerable to the impact of a sustained low natural gas price environment. If oil or gas industry activity levels decrease further in the future, our levels of operating cash flows may be negatively affected.

We are subject to operating hazards normally associated with onshore and offshore oilfield service operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and accidents that cause harm to the environment. We maintain various types of insurance that are designed to be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including removal of debris, operator’s extra expense, control of well, and pollution and clean-up coverage. Our insurance coverage is subject to deductibles that must be satisfied prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that is submitted to BSEE. Maritech has designated employees and third-party contracts in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities

During the first quarter of 2012, the total amount of our net cash utilized on investing activities was approximately $74.3 million, and included $64.6 million for the acquisition of Optima in March 2012. In addition, in April 2012 we expended $42.5 million for the acquisition of the operations and assets of ERS. Total cash capital expenditures during the first quarter of 2012 were approximately $25.8 million. Approximately $3.7 million of our first quarter 2012 capital expenditures was expended by our Fluids Division, the majority of which related to the purchase of new equipment to support its onshore completion services business. Our Production Enhancement Division spent approximately $15.7 million, consisting of approximately $7.4 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet and approximately $8.3 million by the Compressco segment for the upgrade and expansion of its wellhead compressor fleet. Our Offshore Services segment expended approximately $5.6 million for costs on its various heavy lift and dive support vessels. Maritech expended approximately $0.3 million on non-operated property additions. Corporate capital expenditures were approximately $0.4 million.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses (other than Maritech); however, certain of these expenditures may be postponed or cancelled in our continuing efforts to conserve capital. We plan to expend up to $140 million on total capital expenditures (excluding acquisitions) during 2012. Our level of capital expenditures is subject to the impact of acquisitions and future market conditions. The deferral of capital projects could affect our ability to compete in the future. As reflected by our recent acquisitions of Optima and ERS, our long-term growth strategy also continues to include the pursuit of suitable acquisitions or opportunities to expand operations in oil and gas service markets. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of May 9, 2012, we did not have any outstanding balance on the revolving credit facility although we had $8.1 million in letters of credit and guarantees against the $278 million revolving credit facility, leaving a net availability of $269.9 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million up to a $428 million limit with the agreement of the lenders and the satisfaction of certain conditions.

Under the Credit Agreement, which matures on October 29, 2015, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants involving our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. Significant deterioration of the financial ratios could result in a default by us under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances. Compressco is an unrestricted subsidiary and is not a borrower or a guarantor under our bank credit facility.

The Credit Agreement includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2012. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement covering the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides for available borrowing capacity of up to 5 million euros (approximately $6.7 million equivalent as of March 31, 2012), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14 business days notice and contains standard provisions in the event of default. As of March 31, 2012, we had approximately $2.0 million of borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries are guarantors. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes borrowing capacity of $20.0 million (less $3.0 million that is required to be set aside as a reserve that cannot be borrowed) that is available for letters of credit (with a sublimit of $5.0 million) and an uncommitted $20.0 million expansion feature. The Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as Compressco Partners is not in default, the Partnership Credit Agreement could also be used to fund Compressco Partners’ quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of March 31, 2012, there is no balance outstanding under the Partnership Credit Agreement. The maturity date of the Partnership Credit Agreement is June 24, 2015.

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

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreement and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreement and the Master Note Purchase Agreement as of March 31, 2012. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in 2015 and our Senior Notes mature at various dates between April 2013 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to utilize equity to fund our capital needs, dilution to our common stockholders could occur.

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

Off Balance Sheet Arrangements

As of March 31, 2012, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, including the recent sales of oil and gas properties and the anticipated benefits to be realized from these sales, asset recoveries, expected costs associated with damage from hurricanes and the ability to recover such costs under our insurance policies, the ability to obtain alternate sources of raw materials for certain of our calcium chloride facilities, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, our recent acquisitions and our ability to realize the anticipated benefits from such acquisitions, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2011, and this Quarterly Report on Form 10-Q, and are set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We will be exposed to the commodity price risk associated with Maritech’s oil and natural gas production that we will continue to own until it is sold. Due to the minimal amount of expected production following the sale, such commodity price risk exposure is not expected to be significant.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Jan 1 - Jan 31, 2012	240	(2)	$9.39	-	$14,327,000
Feb 1 - Feb 28, 2012	718	(2)	10.22	-	14,327,000
Mar 1 - Mar 31, 2012	-		-	-	14,327,000
Total	958			-	$14,327,000

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

Item 4. Mine Safety Disclosures.

None.

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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.

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

TETRA Technologies, Inc.

Date: May 10, 2012	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: May 10, 2012	By:	/s/Joseph M. Abell
Joseph M. Abell
Senior Vice President
Chief Financial Officer

Date: May 10, 2012	By:	/s/Ben C. Chambers
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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2011; (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2012. Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data files in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except as shall be expressly set forth by specific reference in such filing.