Form 10-Q
period 2012-06-30
TETRA TECHNOLOGIES INC
filed 2012-08-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 7, 2012, there were 78,035,270 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Product sales	$75,782	$105,290	$143,011	$211,813
Services and rentals	159,127	129,824	272,694	245,846
Total revenues	234,909	235,114	415,705	457,659

Cost of revenues:
Cost of product sales	62,516	82,686	113,006	159,704
Cost of services and rentals	100,064	79,678	180,642	161,449
Depreciation, depletion, amortization, and accretion	19,221	36,937	36,554	74,329
Total cost of revenues	181,801	199,301	330,202	395,482
Gross profit	53,108	35,813	85,503	62,177

General and administrative expense	31,466	29,006	62,357	56,768
Interest expense, net	4,084	4,085	8,235	8,276
(Gain) loss on sale of assets	703	(59,577)	(3,264)	(60,309)
Other (income) expense, net	(1,585)	14,745	(2,017)	13,929
Income before taxes and discontinued operations	18,440	47,554	20,192	43,513
Provision for income taxes	6,262	17,031	6,866	15,502
Income before discontinued operations	12,178	30,523	13,326	28,011
Income (loss) from discontinued operations, net of taxes	3	(54)	2	(57)
Net income	12,181	30,469	13,328	27,954
Net (income) loss attributable to noncontrolling interest	(607)	(95)	(1,073)	(95)
Net income attributable to TETRA stockholders	$11,574	$30,374	$12,255	$27,859

Basic net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.15	$0.40	$0.16	$0.36
Loss from discontinued operations attributable to
TETRA stockholders	0.00	(0.00)	0.00	(0.00)
Net income attributable to TETRA stockholders	$0.15	$0.40	$0.16	$0.36
Average shares outstanding	77,278	76,579	77,174	76,415

Diluted net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.15	$0.39	$0.16	$0.36
Loss from discontinued operations attributable to
TETRA stockholders	0.00	(0.00)	0.00	(0.00)
Net income attributable to TETRA stockholders	$0.15	$0.39	$0.16	$0.36
Average diluted shares outstanding	78,998	78,315	78,640	77,985

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$12,181	$30,469	$13,328	$27,954
Foreign currency translation adjustment, net of
taxes of $1,185 and $851, respectively, in 2012
and $(582) and $(770), respectively, in 2011	(6,942)	2,229	(3,020)	5,713
Net change in derivative fair value, net of taxes of
$4,165 and $1,578, respectively, in 2011	-	7,030	-	2,663
Comprehensive income	5,239	39,728	10,308	36,330
Less: comprehensive income attributable to
noncontrolling interest	(607)	(95)	(1,073)	(95)
Comprehensive income attributable to
TETRA stockholders	$4,632	$39,633	$9,235	$36,235

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,212	$204,412
Restricted cash	5,562	8,780
Trade accounts receivable, net of allowances for doubtful
accounts of $1,776 in 2012 and $1,849 in 2011	183,841	141,537
Inventories	98,236	99,985
Deferred tax asset	28,968	39,330
Oil and gas properties held for sale	34	3,743
Prepaid expenses and other current assets	24,832	30,714
Total current assets	390,685	528,501

Property, plant, and equipment
Land and building	79,253	76,937
Machinery and equipment	573,486	530,408
Automobiles and trucks	52,021	46,950
Chemical plants	158,234	158,065
Construction in progress	43,956	25,316
Total property, plant, and equipment	906,950	837,676
Less accumulated depreciation	(327,729)	(308,375)
Net property, plant, and equipment	579,221	529,301

Other assets:
Goodwill	150,966	99,132
Patents, trademarks and other intangible assets, net of accumulated
amortization of $24,568 in 2012 and $22,572 in 2011	37,205	11,872
Deferred tax assets	74	258
Other assets	40,619	34,246
Total other assets	228,864	145,508
Total assets	$1,198,770	$1,203,310

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$56,748	$46,382
Accrued liabilities	83,091	80,940
Current portion of long-term debt	35,035	35
Decommissioning and other asset retirement obligations, net	75,537	105,008
Total current liabilities	250,411	232,365

Long-term debt, net	270,000	305,000
Deferred income taxes	42,516	48,537
Decommissioning and other asset retirement obligations, net	37,601	34,827
Other liabilities	16,119	13,493
Total long-term liabilities	366,236	401,857
Commitments and contingencies

Equity:
TETRA Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 80,324,075, shares issued at June 30, 2012,
and 79,673,374 shares issued at December 31, 2011	803	797
Additional paid-in capital	224,664	220,144
Treasury stock, at cost; 2,290,282 shares held at June 30, 2012,
and 2,249,959 shares held at December 31, 2011	(14,954)	(14,841)
Accumulated other comprehensive income (loss)	(5,897)	(2,877)
Retained earnings	336,178	323,923
Total TETRA stockholders' equity	540,794	527,146
Noncontrolling interests	41,329	41,942
Total equity	582,123	569,088
Total liabilities and equity	$1,198,770	$1,203,310

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income	$13,328	$27,954
Reconciliation of net income to cash provided by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	36,554	61,795
Impairments of long-lived assets	-	12,534
Provision (benefit) for deferred income taxes	(547)	9,754
Equity-based compensation expense	4,253	3,140
Provision for doubtful accounts	(304)	974
Gain on sale of property, plant, and equipment	(3,263)	(60,309)
Other non-cash charges and credits	6,904	19,997
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(38,703)	597
Inventories	320	11,812
Prepaid expenses and other current assets	5,402	28,952
Trade accounts payable and accrued expenses	8,989	(17,608)
Decommissioning liabilities	(42,582)	(43,572)
Other	1,623	3,894
Net cash provided by (used in) operating activities	(8,026)	59,914

Investing activities:
Purchases of property, plant, and equipment	(55,884)	(36,284)
Acquisition of businesses, net	(107,469)	(1,500)
Proceeds on sale of property, plant, and equipment	12,440	187,384
Other investing activities	3,538	(4,929)
Net cash provided by (used in) investing activities	(147,375)	144,671

Financing activities:
Proceeds from long-term debt	1,947	-
Payments of long-term debt	(1,947)	-
Compressco Partners' distributions	(2,300)	-
Proceeds from exercise of stock options	612	2,245
Proceeds from issuance of Compressco Partners' common units,
net of underwriters' discount	-	50,234
Compressco Partners' offering costs	-	(2,038)
Excess tax benefit from exercise of stock options	197	1,394
Net cash provided by (used in) financing activities	(1,491)	51,835

Effect of exchange rate changes on cash	1,692	1,994

Increase (decrease) in cash and cash equivalents	(155,200)	258,414
Cash and cash equivalents at beginning of period	204,412	65,360
Cash and cash equivalents at end of period	$49,212	$323,774

Supplemental cash flow information:
Interest paid	$9,073	$9,073
Income taxes paid (refunded)	4,190	(16,138)

Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	$-	$1,810

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, after-frac flow back, production well testing and associated services, wellhead compression, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic exploration and production business. We were incorporated in Delaware in 1981 and are composed of five reporting segments organized into three divisions – Fluids, Production Enhancement, and Offshore. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of June 30, 2012, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of June 30, 2012, and December 31, 2011, are as follows:

	June 30, 2012	December 31, 2011
	(In Thousands)

Finished goods	$69,592	$71,247
Raw materials	4,247	5,653
Parts and supplies	23,320	22,216
Work in progress	1,077	869
Total inventories	$98,236	$99,985

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In Thousands)

Number of weighted average common
shares outstanding	77,278	76,579	77,174	76,415
Assumed exercise of stock awards	1,720	1,736	1,466	1,570
Average diluted shares outstanding	78,998	78,315	78,640	77,985

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2012, we used the average market price of our common stock of $8.57. For the three months ended June 30, 2012 and 2011, the average diluted shares outstanding excludes the impact of 3,219,457 and 1,733,435 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the six months ended June 30, 2012 and 2011, the average diluted shares outstanding excludes the impact of 2,794,545 and 1,783,096 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Complexities involving environmental remediation efforts can cause estimates of the associated liability to be imprecise. Factors that cause uncertainties regarding the estimation of future expenditures include, but are not limited to, the effectiveness of the anticipated work plans in achieving targeted results and changes in the desired remediation methods and outcomes as prescribed by regulatory agencies. Uncertainties associated with environmental remediation contingencies are pervasive and often result in wide ranges of reasonably possible outcomes. Estimates developed in the early stages of remediation can vary significantly. Normally, a finite estimate of cost does not become fixed and determinable at a specific point in time. Rather, the costs associated with environmental remediation become estimable as the work is performed and the range of ultimate cost becomes more defined. It is possible that cash flows and results of operations could be materially affected by the impact of the ultimate resolution of these contingencies.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term Senior Notes at June 30, 2012 and December 31, 2011, were approximately $329.9 million and $332.4 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were more favorable than the stated interest rates on the Senior Notes. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

New Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. The portion of this ASU that has been adopted has not had a significant impact on the accounting or disclosures in our financial statements.

In May 2011, the FASB published ASU 2011-04, “Fair Value Measurement (Topic 820) – Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” whereby the FASB and the International Accounting Standards Board (IASB) aligned their definitions of fair value such that their fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011, and are applied prospectively. The adoption of the accounting and disclosure requirements of this ASU has not had a significant impact on our financial statements.

NOTE B – ACQUISITIONS AND DISPOSITIONS

Acquisition of Optima

In March 2012, we acquired 100% of the outstanding common stock of Optima Solutions Holdings Limited (Optima), a provider of rig cooling services and associated products that suppress heat generated by high rate flaring of hydrocarbons during well test operations. The acquisition of Optima, which is based in Aberdeen, Scotland, enables our Production Testing segment to provide its customers with a broader range of production testing and associated services, and expands the segment’s presence in many significant global markets. Including the impact of additional working capital received and other adjustments to the purchase price, we paid 41.2 million pounds sterling (approximately $65.0 million equivalent) in cash as the purchase price for the Optima stock at closing, and may pay up to an additional 4 million pounds sterling in contingent purchase price consideration, depending on a defined measure of earnings for Optima over each of the two years subsequent to the closing.

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately: $3.0 million of net working capital; $16.8 million of property, plant, and equipment; $20.4 million of certain intangible assets; $6.1 million of deferred tax liabilities and $3.5 million of other liabilities associated with the contingent purchase price consideration obligation; and $34.5 million of nondeductible goodwill. This allocation of the purchase price to Optima’s net assets and liabilities is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. These fair value calculations and allocations are expected to be finalized later during 2012 and could result in adjustments to the calculated depreciation and amortization of the tangible and intangible assets, respectively that were acquired. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated earnings for Optima over each of the next two twelve month periods subsequent to the closing and could increase (up to 4 million pounds sterling) or decrease (to zero) depending on Optima’s actual and expected earnings going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration obligation due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. The $34.5 million of goodwill preliminarily recorded to our Production Testing segment as a result of the Optima acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. For the six month period ended June 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $8.6 million, $1.7 million, and $2.2 million, respectively, associated with the acquired operations of Optima after the closing in March 2012. In addition to the above impact on our results of operations, transaction costs associated with the acquisition of Optima of approximately $1.3 million were also charged to general and administrative expense during the period.

Acquisition of ERS

In April 2012, we acquired the assets and operations of Eastern Reservoir Services (ERS), a division of Patterson-UTI Energy, Inc. for a cash purchase price of $42.5 million. ERS is a provider of well testing and after-frac flow back services to oil and gas operators in the Appalachian and U.S. Rocky Mountain regions, and the acquisition represents a strategic expansion of our existing Production Testing segment operations, allowing it to serve customers in additional basins in the U.S.

We allocated the purchase price to the fair value of the assets acquired, which consisted of approximately $18.0 million of property, plant, and equipment, approximately $6.8 million of certain intangible assets, and approximately $17.7 million of nondeductible goodwill. This allocation of the purchase price to the ERS assets is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. These fair value calculations and allocations are expected to be finalized later during 2012 and could result in adjustments to the calculated depreciation and amortization of the tangible and intangible assets, respectively. The $17.7 million of goodwill preliminarily recorded to our Production Testing segment as a result of the ERS acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. For the six month period ended June 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $7.0 million, $0.7 million, and $2.5 million, respectively, associated with the acquired operations of ERS after the closing in April 2012. In addition to the above impact on our results of operations, transaction costs associated with the ERS acquisition of approximately $0.3 million were also charged to general and administrative expense during the period.

Acquisition of Greywolf

In July 2012, we acquired the assets and operations of Greywolf Production Systems Inc. and GPS Ltd. (together, Greywolf) for a cash purchase price of approximately $55.5 million. Greywolf is a provider of well testing and after-frac flow back services to oil and gas operators in western Canada and the U.S. Williston Basin (including the Bakken formation) and the Niobrara Shale formation of the U.S. Rocky Mountain region. This acquisition represents an additional strategic expansion of our existing Production Testing segment operations. As of August 9, 2012, a preliminary allocation of the Greywolf purchase price had yet to be calculated, but will be determined during the third quarter of 2012. Accordingly, disclosure of the allocation of the purchase price to the applicable Greywolf balance sheet line items, and the pro forma presentation reflecting the impact of the Greywolf acquisition will be presented in subsequent filings.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisitions of Optima and ERS as if they had occurred at the beginning of the periods presented. This pro forma information does not include the impact of the July 2012 acquisition of Greywolf, as the initial allocation of the purchase price for this acquisition has yet to be calculated. The aggregate pro forma impact of the sale of equipment and oil and gas producing properties described below is not material and is not included in the following pro forma information. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that we will achieve after the acquisitions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Amounts)

Revenues	$237,299	$246,553	$425,471	$477,927

Income before discontinued operations	$12,965	$32,257	$16,232	$30,037
Net income	$12,968	$32,203	$16,234	$29,980
Net income attributable to
TETRA stockholders	$12,361	$32,108	$15,161	$29,885

Per share information:
Income before discontinued operations
attributable to TETRA stockholders
Basic	$0.16	$0.42	$0.20	$0.39
Diluted	$0.16	$0.41	$0.19	$0.38

Net income attributable to
TETRA stockholders
Basic	$0.16	$0.42	$0.20	$0.39
Diluted	$0.16	$0.41	$0.19	$0.38

Sale of Equipment

In January 2012, our Offshore Services segment sold certain equipment for cash of approximately $7.8 million. As a result of the sale, we recognized a gain on disposal of approximately $4.1 million, which is included in gain on sale of assets.

Sale of Maritech Producing Properties

In March 2012, Maritech sold its interest in certain onshore oil and gas producing properties for cash of approximately $4.4 million received at closing. Following this transaction, Maritech’s remaining oil and gas reserves and production are negligible, and its operations consist primarily of the remaining well abandonment and decommissioning of its offshore oil and gas platforms and facilities.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2012	December 31, 2011
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2015	$-	$-
Compressco Partners' bank credit facility	June 24, 2015	-	-
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
European bank credit facility		-	-
Other		35	35
Total debt		305,035	305,035
Less current portion		(35,035)	(35)
Total long-term debt		$270,000	$305,000

In July 2012, we borrowed $38.0 million and 10.0 million euros (approximately $12.1 million equivalent) pursuant to our revolving credit facility. Also in July 2012, Compressco Partners borrowed $5.8 million pursuant to its bank credit facility.

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the remaining abandonment, decommissioning, and debris removal costs associated with offshore platforms previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the oil and gas properties when the liabilities are satisfied.

The changes in the asset retirement obligations during the three month and six month periods ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,
	2012	2011
	(In Thousands)

Beginning balance for the period, as reported	$126,844	$230,834
Activity in the period:
Accretion of liability	501	1,264
Retirement obligations incurred	-	-
Revisions in estimated cash flows	7,876	16,045
Settlement of retirement obligations	(22,083)	(103,618)
Ending balance as of June 30	$113,138	$144,525

	Six Months Ended June 30,
	2012	2011
	(In Thousands)

Beginning balance for the period, as reported	$139,835	$272,815
Activity in the period:
Accretion of liability	1,021	3,158
Retirement obligations incurred	-	-
Revisions in estimated cash flows	10,106	25,809
Settlement of retirement obligations	(37,824)	(157,257)
Ending balance as of June 30	$113,138	$144,525

Revisions in estimated cash flows during the second quarter of 2012 resulted primarily from additional work anticipated to be required on Maritech’s offshore oil and gas properties. Settlements of retirement obligations during the three and six months ended June 30, 2011, include approximately $72.7 and $118.7 million, respectively, of obligations associated with oil and gas properties sold by Maritech during these periods.

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

Pretax gains and losses associated with oil and gas derivative swap contracts for the three and six month periods ended June 30, 2011, are summarized below:

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

Other Hedge Contracts

In July 2012, we borrowed 10.0 million euros (approximately $12.1 million equivalent) and designated the borrowing as a hedge of our net investment in our European operations.

NOTE F – EQUITY

Changes in equity for the three month and six month periods ended June 30, 2012 and 2011, are as follows:

	Three Months Ended June 30,
	2012			2011
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
	(In Thousands)

Beginning balance for the period	$534,478	$41,291	$575,769	$517,353	$-	$517,353
Net income	11,574	607	12,181	30,374	95	30,469
Changes in commodity derivatives, net of
taxes of $4,165	-	-	-	7,030	-	7,030
Foreign currency translation adjustment, net of
taxes of $1,185 and $(582), respectively	(6,942)	-	(6,942)	2,229	-	2,229
Exercise of common stock options	280	-	280	491	-	491
Issuance of Compressco Partners common
units, net of offering costs	-	-	-	-	42,885	42,885
Distributions to public unitholders	-	(1,066)	(1,066)	-	-	-
Equity-based compensation	1,521	377	1,898	1,303	-	1,303
Treasury stock and other	(136)	120	(16)	(684)	-	(684)
Tax benefit upon exercise of stock options	(19)	-	(19)	532	-	532
Ending balance as of June 30	$540,794	$41,329	$582,123	$558,628	$42,980	$601,608

	Six Months Ended June 30,
	2012			2011
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
	(In Thousands)

Beginning balance for the period	$527,146	$41,942	$569,088	$516,323	$-	$516,323
Net income	12,255	1,073	13,328	27,859	95	27,954
Changes in commodity derivatives, net of
taxes of $1,578	-	-	-	2,663	-	2,663
Foreign currency translation adjustment, net of
taxes of $851 and $(770), respectively	(3,020)	-	(3,020)	5,713	-	5,713
Exercise of common stock options	758	-	758	2,805	-	2,805
Issuance of Compressco Partners common
units, net of offering costs	-	-	-	-	42,885	42,885
Distributions to public unitholders	-	(2,275)	(2,275)	-	-	-
Equity-based compensation	3,604	649	4,253	(1,269)	-	(1,269)
Treasury stock and other	(146)	(60)	(206)	3,140	-	3,140
Tax benefit upon exercise of stock options	197	-	197	1,394	-	1,394
Ending balance as of June 30	$540,794	$41,329	$582,123	$558,628	$42,980	$601,608

NOTE G – COMMITMENTS AND CONTINGENCIES

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on our financial position, results of operations, or liquidity.

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

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides after-frac flow back, production well testing, rig cooling, and other associated services in many of the major oil and gas basins in the United States, Mexico, Canada, as well as in certain basins in certain regions in South America, Africa, Europe, the Middle East, and Australia.

The Compressco segment provides compression-based production enhancement services, including both conventional wellhead compression services and unconventional compression services and in certain markets, well monitoring and sand separation services. Compressco provides these services throughout many of the onshore producing regions of the United States, as well as certain basins in Mexico, Canada, and certain countries in South America, Europe, Asia, and other international locations. Beginning June 20, 2011, following the initial public offering of Compressco Partners, L.P. (Compressco Partners), we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

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

The Maritech segment is an oil and gas production operation. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech’s operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells, facilities, and production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$72,739	$68,430	$134,271	$127,934
Production Enhancement Division
Production Testing	-	-	-	-
Compressco	1,057	2,513	2,219	5,003
Total Production Enhancement Division	1,057	2,513	2,219	5,003
Offshore Division
Offshore Services	882	1,192	2,877	2,127
Maritech	1,104	33,155	3,644	76,749
Total Offshore Division	1,986	34,347	6,521	78,876
Consolidated	$75,782	$105,290	$143,011	$211,813

Services and rentals
Fluids Division	$17,006	$20,365	$34,782	$38,191
Production Enhancement Division
Production Testing	50,329	31,738	88,612	64,948
Compressco	24,201	19,813	45,721	39,207
Intersegment eliminations	-	-	-	-
Total Production Enhancement Division	74,530	51,551	134,333	104,155
Offshore Division
Offshore Services	79,794	86,060	122,894	136,840
Maritech	75	227	150	655
Intersegment eliminations	(12,403)	(28,421)	(19,715)	(34,037)
Total Offshore Division	67,466	57,866	103,329	103,458
Corporate overhead	125	42	250	42
Consolidated	$159,127	$129,824	$272,694	$245,846

Intersegment revenues
Fluids Division	$102	$34	$127	$48
Production Enhancement Division
Production Testing	-	1	-	1
Compressco	-	-	-	-
Total Production Enhancement Division	-	1	-	1
Offshore Division
Offshore Services	-	3	-	3
Maritech	-	-	-	-
Intersegment eliminations	-	-	-	-
Total Offshore Division	-	3	-	3
Intersegment eliminations	(102)	(38)	(127)	(52)
Consolidated	$-	$-	$-	$-

Total revenues
Fluids Division	$89,847	$88,829	$169,180	$166,173
Production Enhancement Division
Production Testing	50,329	31,739	88,612	64,949
Compressco	25,258	22,326	47,940	44,210
Intersegment eliminations	-	-	-	-
Total Production Enhancement Division	75,587	54,065	136,552	109,159
Offshore Division
Offshore Services	80,676	87,255	125,771	138,970
Maritech	1,179	33,382	3,794	77,404
Intersegment eliminations	(12,403)	(28,421)	(19,715)	(34,037)
Total Offshore Division	69,452	92,216	109,850	182,337
Corporate overhead	125	42	250	42
Intersegment eliminations	(102)	(38)	(127)	(52)
Consolidated	$234,909	$235,114	$415,705	$457,659

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	(In Thousands)
Income (loss) before taxes and
discontinued operations
Fluids Division	$13,959		$11,545		$25,424		$18,794
Production Enhancement Division
Production Testing	11,170		5,988		16,847		15,071
Compressco	4,645		3,809		8,155		7,814
Total Production Enhancement Division	15,815		9,797		25,002		22,885
Offshore Division
Offshore Services	11,764		13,577		10,731		9,201
Maritech	(8,626)		38,523		(10,707)		34,003
Intersegment eliminations	-		1,588		-		1,747
Total Offshore Division	3,138		53,688		24		44,951
Corporate overhead	(14,472	)(1)	(27,476	)(1)	(30,258	)(1)	(43,117	)(1)
Consolidated	$18,440		$47,554		$20,192		$43,513

	June 30,
	2012		2011
	(In Thousands)
Total assets
Fluids Division	$354,680		$384,744
Production Enhancement Division
Production Testing	266,991		97,675
Compressco	211,276		218,020
Total Production Enhancement Division	478,267		315,695
Offshore Division
Offshore Services	225,722		167,749
Maritech	48,939		30,775
Intersegment eliminations	-		(55)
Total Offshore Division	274,661		198,469
Corporate overhead	91,162	(2)	352,044	(2)
Consolidated	$1,198,770		$1,250,952

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In Thousands)

General and administrative expense	$9,246	$8,282	$19,158	$18,650
Depreciation and amortization	864	729	1,733	1,414
Interest expense	4,045	4,140	8,236	8,494
Other general corporate (income) expense, net	317	14,325	1,131	14,559
Total	$14,472	$27,476	$30,258	$43,117

(2)	Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Our revenues and operating profitability for the quarter ended June 30, 2012, reflect the growth of several of our businesses compared to the prior year period. In particular, the results of our Production Testing segment for the period include the impact of its acquisitions of Optima Solutions Holdings Limited (Optima) and Eastern Reservoir Services (ERS) which were both acquired during 2012. In addition, in July 2012, the Production Testing segment acquired the assets and operations of Greywolf Production Systems, Inc. and GPS Ltd. (together Greywolf) for cash of $55.5 million, which is expected to result in further growth to this segment. Greywolf is a provider of well testing and after-frac flow back services to oil and gas operators, primarily in Western Canada and the Williston Basin area of the northern United States. In addition, our Compressco segment, primarily through the Compressco Partners, L.P. subsidiary (Compressco Partners), reflected growth during the current year quarter compared to the prior year period, primarily as a result of increased Latin America demand. Our Fluids segment also reported increased revenues and profitability compared to the prior year period, primarily due to increased clear brine fluids (CBF) product sales activity. Partially offsetting the revenue growth in these segments, our Offshore Services segment reported decreased revenues and profitability during the current year quarter due to a number of factors, including weather disruptions, customer permitting delays, and increased competition and pricing pressures. Following the sales of its oil and gas producing properties, our Maritech segment now generates minimal revenues going forward. The most significant sale of Maritech producing properties occurred in the second quarter of 2011 and resulted in a $58.2 million gain during that period. Increased gross profit was partially offset by increased general and administrative expense, primarily due to the above mentioned acquisitions and due to the increased administrative costs of Compressco Partners. Corporate overhead decreased compared to the prior year period, primarily due to the $14.2 million charge during the prior year period for hedge ineffectiveness recorded from the liquidation of hedges associated with Maritech production cash flows.

With the acquisition of Greywolf, we have now completed three significant acquisitions during 2012, spending an aggregate of approximately $163 million of cash. The majority of the aggregate consideration for these acquisitions was funded from available cash, but in July 2012, we borrowed approximately $50.1 million under our revolving credit facility to fund a portion of the purchase price for Greywolf, and for general corporate purposes. Each of these acquisitions represents a strategic expansion of our Production Testing segment, and each has generated, or is expected to generate, revenues, earnings, and operating cash flows in 2012. We expect to fund our capital expenditure plans during the remainder of 2012 from our available cash and future operating cash flows. Our future operating cash flows, as well as revenues and profitability levels, are largely dependent on the level of oil and gas industry activity in the markets we serve and are significantly affected by oil and natural gas commodity prices. Given that these commodity prices have decreased from late 2011 levels, our capital expenditure and acquisition plans going forward will be reviewed carefully in light of the activity levels of our businesses. Following the July 2012 borrowings, we have approximately $219.4 million available under our revolving credit facility if needed to fund additional working capital requirements, capital expenditure plans, or additional acquisitions. We will continue to review additional suitable acquisition candidates as a part of our continuing growth strategy. Future acquisitions could be funded by existing cash balances, borrowing capacity under our bank revolving credit facility, the issuance of additional debt or equity, or other sources of capital.

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

Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011.

Consolidated Comparisons

	Three Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$234,909	$235,114	$(205)	-0.1%
Gross profit	53,108	35,813	17,295	48.3%
Gross profit as a percentage of revenue	22.6%	15.2%
General and administrative expense	31,466	29,006	2,460	8.5%
General and administrative expense as a percentage of revenue	13.4%	12.3%
Interest expense, net	4,084	4,085	(1)	0.0%
(Gain) loss on sale of assets	703	(59,577)	60,280
Other (income) expense, net	(1,585)	14,745	(16,330)
Income before taxes and discontinued operations	18,440	47,554	(29,114)	-61.2%
Income before taxes and discontinued operations as a percentage of revenue	7.8%	20.2%
Provision for income taxes	6,262	17,031	(10,769)	-63.2%
Income before discontinued operations	12,178	30,523	(18,345)	-60.1%
Income (loss) from discontinued operations, net of taxes	3	(54)	57
Net income	12,181	30,469	(18,288)	-60.0%
Net income attributable to noncontrolling interest	(607)	(95)	(512)
Net income attributable to TETRA stockholders	$11,574	$30,374	$(18,800)	-61.9%

Consolidated revenues for the quarter ended June 30, 2012, decreased only slightly compared to the prior year period, as the significant decrease in Maritech revenues was largely offset by increases in other businesses, particularly the Production Testing and Compressco segments. The increase in our Production Testing segment was primarily due to the acquisitions of Optima and ERS during the first half of 2012, although a portion of the increase was also due to increased domestic activity levels. In July 2012, the Production Testing segment acquired the assets and operations of Greywolf, which is expected to contribute additional growth going forward. Our Compressco segment reported increased revenues compared to the prior year period due to increased activity in Latin America and in domestic shale reservoir markets. Our Fluids Division revenues also increased, as domestic CBF sales more than offset the decrease in domestic services and international calcium chloride sales. Our Offshore Services segment reported decreased revenues, despite the increased decommissioning revenues generated from the heavy lift derrick barge acquired in 2011, primarily due to decreased abandonment and diving services pricing and activity levels, and also due to weather disruptions. Overall gross profit increased primarily due to the increased profitability of our Production Testing segment as a result of the activity and growth discussed above, as well as the increased profitability of our Fluids and Compressco businesses. Our Maritech segment also reported a decreased loss due to significant impairments and excess decommissioning costs incurred during the prior year period.

Consolidated general and administrative expenses increased by $2.5 million during the second quarter of 2012 compared to the prior year period, primarily due to a $2.7 million increase by our Production Testing segment, as a result of its growth and acquisition transaction costs during the period. In addition, Compressco segment general and administrative expense increased $1.2 million as a result of increased administrative and public company costs associated with Compressco Partners being a separate publicly traded limited partnership. These increases were partially offset primarily by decreased Maritech administrative costs, which more than offset the decreased billings to joint owners. By type of cost, general and administrative expenses increased due to approximately $1.3 million of increased professional fee expenses, approximately $0.4 million of decreased billings to joint owners for Maritech administrative overhead, approximately $0.4 million of increased office costs, and approximately $0.3 million of increased insurance and taxes expense.

Consolidated other income increased during the second quarter of 2012 compared to the corresponding 2011 period, primarily due to $14.2 million of hedge ineffectiveness losses recorded during the prior year period. In addition, during the second quarter of 2011, we recorded a gain of approximately $58.2 million from the sales of Maritech’s oil and gas producing properties.

Our provision for income taxes during the second quarter of 2012 decreased due to decreased earnings during the current year period.

Divisional Comparisons

Fluids Division

	Three Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$89,847	$88,829	$1,018	1.1%
Gross profit	21,327	18,778	2,549	13.6%
Gross profit as a percentage of revenue	23.7%	21.1%
General and administrative expense	7,872	7,363	509	6.9%
General and administrative expense as a percentage of revenue	8.8%	8.3%
Interest (income) expense, net	34	26	8
Other (income) expense, net	(538)	(156)	(382)
Income before taxes and discontinued operations	$13,959	$11,545	$2,414	20.9%
Income before taxes and discontinued operations as a percentage of revenue	15.5%	13.0%

The increase in Fluids Division revenues during the second quarter of 2012 compared to the prior year period was primarily due to a $4.3 million net increase in product sales revenues. This increase was due to $9.2 million of increased CBFs product sales revenues. The majority of these increased revenues were from the segment’s U.S. operations, although international revenues from CBF sales also increased. Partially offsetting this increase in CBF revenues was approximately $4.9 million of decreased revenue from manufactured products, primarily from decreased industrial demand due to weather, particularly in Europe. Onshore domestic activity levels were increased as compared to the prior year period, primarily in shale reservoir markets. The increase in product sales revenues was partially offset by $3.4 million in decreased service revenues, due to decreased domestic frac water service activity.

Fluids Division gross profit increased compared to the prior year period, primarily as a result of the increased domestic CBF revenues discussed above. This increase was partially offset by decreased gross profit from the Division’s European manufactured products operation, which was impacted by the decreased demand discussed above. In addition, the Division’s European calcium chloride plant is expected to experience reduced production levels associated with unplanned equipment repairs, which are expected to be completed during the third quarter of 2012.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and increased other income, and despite increased administrative costs. Other income increased primarily due to increased income from an unconsolidated joint venture. Fluids Division administrative costs increased primarily due to increased personnel-related costs.

Production Enhancement Division

Production Testing Segment

	Three Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$50,329	$31,739	$18,590	58.6%
Gross profit	15,420	9,065	6,355	70.1%
Gross profit as a percentage of revenue	30.6%	28.6%
General and administrative expense	5,622	2,935	2,687	91.6%
General and administrative expense as a percentage of revenue	11.2%	9.2%
Interest (income) expense, net	25	-	25
Other (income) expense, net	(1,397)	142	(1,539)
Income before taxes and discontinued operations	$11,170	$5,988	$5,182	86.5%
Income before taxes and discontinued operations as a percentage of revenue	22.2%	18.9%

Production Testing revenues increased during the second quarter of 2012 due to an increase of approximately $10.3 million in domestic revenues. This increase was primarily a result of acquisitions and the increased domestic onshore oil and gas drilling activity compared to the prior year period. In particular, the Production Testing segment capitalized on the increased domestic onshore activity associated with drilling in many of the shale reservoir markets it serves. Domestic revenues also increased due to approximately $7.0 million of revenues associated with the April 2012 acquisition of ERS. In addition, international revenues increased by approximately $8.3 million, primarily due to the March 2012 acquisition of Optima, which generated approximately $7.0 million of increased revenues. International revenues also grew due to increased revenue from a South American technical management contract compared to the 2011 period. During July 2012, the Production Testing segment acquired the assets and operations of Greywolf. Revenues of this segment are expected to further increase going forward as a result of these acquisitions.

Production Testing segment gross profit increased during the second quarter of 2012, primarily due to increased international profitability compared to the prior year period, particularly from the March 2012 acquisition of Optima and due to the South American technical management contract discussed above. Revenue and gross profit from this ongoing contract is recognized upon achieving contract milestones. In addition, segment gross profit from domestic activity also increased due to the impact from the ERS acquisition as well as from the increased domestic activity discussed above.

Production Testing income before taxes increased due to the increased gross profit discussed above as well as due to increased other income that resulted from increased earnings from an unconsolidated joint venture and increased foreign currency gains. These increases were partially offset by increased administrative expenses due primarily to increased personnel-related costs associated with the Optima and ERS acquisitions, and approximately $0.3 million of transaction costs expensed in connection with these acquisitions.

Compressco Segment

	Three Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$25,258	$22,326	$2,932	13.1%
Gross profit	9,241	6,925	2,316	33.4%
Gross profit as a percentage of revenue	36.6%	31.0%
General and administrative expense	4,152	2,994	1,158	38.7%
General and administrative expense as a percentage of revenue	16.4%	13.4%
Interest (income) expense, net	(10)	(4)	(6)
Other (income) expense, net	454	126	328
Income before taxes and discontinued operations	$4,645	$3,809	$836	21.9%
Income before taxes and discontinued operations as a percentage of revenue	18.4%	17.1%

The increase in Compressco revenues compared to the prior year period was due to an increase of $4.4 million of service revenues resulting from increased activity, particularly in Latin America and in domestic shale reservoir markets. Partially offsetting this increase was a $1.5 million decrease from sales of compressor units and parts during the second quarter compared to the prior year. Compressco has increased its compressor fleet in Latin America to serve the increasing demand.

Compressco gross profit increased during the second quarter of 2012 compared to the prior year period, primarily due to the increased Latin America activity discussed above. In addition, Compressco has reduced its domestic operating expenses, including maintenance, fuel, and labor costs, and plans to further improve its domestic operating profitability going forward.

Income before taxes for Compressco increased during the second quarter of 2012 compared to the prior year period due to the increased gross profit discussed above, despite increased administrative expenses. Compressco’s administrative expenses reflect increased administrative staff expenses as a result of Compressco Partners becoming a separate publicly traded limited partnership in the second quarter of 2011. In addition, general and administrative expense during the second quarter of 2012 also includes the allocation of a portion of our corporate administrative expenses to Compressco Partners pursuant to our Omnibus Agreement with Compressco Partners executed in connection with its initial public offering.

Offshore Division

Offshore Services Segment

	Three Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$80,676	$87,255	$(6,579)	-7.5%
Gross profit	15,124	16,433	(1,309)	-8.0%
Gross profit as a percentage of revenue	18.7%	18.8%
General and administrative expense	3,659	4,093	(434)	-10.6%
General and administrative expense as a percentage of revenue	4.5%	4.7%
Interest (income) expense, net	27	-	27
Other (income) expense, net	(326)	(1,237)	911
Income before taxes and discontinued operations	$11,764	$13,577	$(1,813)	-13.4%
Income before taxes and discontinued operations as a percentage of revenue	14.6%	15.6%

Revenues from our Offshore Services segment decreased during the second quarter of 2012 compared to the prior year quarter. Increased decommissioning services revenues, including those from the heavy lift barge purchased during 2011, were more than offset by decreased abandonment, diving, and cutting services revenue during the current year period. In addition to the continuing challenges of increased competition, pricing pressures, and permitting delays experienced by several of the Offshore Services segment’s customers, the segment also experienced weather disruptions during the current year quarter, particularly from Tropical Storm Debby. In addition, revenues decreased due to the 2011 sale of the segment’s onshore abandonment operations, which generated approximately $1.9 million in revenues during the prior year period. Approximately $12.4 million of Offshore Services revenues were from work performed for Maritech during the second quarter of 2012, compared to $28.4 million of such work in the prior year period, as Maritech continues to decommission and abandon its remaining oil and gas platform structures. These intercompany revenues are eliminated in consolidation.

Gross profit for the Offshore Services segment during the second quarter of 2012 decreased as compared to the prior year period, primarily due to decreased profitability of our abandonment, diving, and cutting services revenues, mostly as a result of the decreased pricing during the current year quarter. This decrease was partially offset by improved profitability of our decommissioning operations.

Offshore Services segment income before taxes decreased primarily due to the reduced gross profit discussed above and decreased other income, which was caused by the gain on the sale of onshore abandonment operations during the prior year period.

Maritech Segment

	Three Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$1,179	$33,382	$(32,203)	-96.5%
Gross profit (loss)	(7,263)	(14,737)	7,474	50.7%
Gross profit (loss) as a percentage of revenue	-616.0%	-44.1%
General and administrative expense	915	3,338	(2,423)	-72.6%
General and administrative expense as a percentage of revenue	77.6%	10.0%
Interest (income) expense, net	-	(1)	1
Other (income) expense, net	448	(56,597)	57,045
Income (loss) before taxes and discontinued operations	$(8,626)	$38,523	$(47,149)	-122.4%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-731.6%	115.4%

Maritech revenues decreased significantly during the second quarter of 2012 compared to the prior year period due to the sale of substantially all of its oil and gas reserves during 2011 and 2012. In particular, the May 31, 2011, sale of oil and gas properties resulted in the sale of approximately 79% of Maritech’s proven reserves. Following the sales of almost all of its producing properties, Maritech revenues are expected to continue to be negligible.

Maritech gross loss decreased during the second quarter of 2012 compared to the prior year period, despite the decreased revenues discussed above, primarily due to reduced operating and depletion expenses associated with the sold properties. In addition, Maritech recorded $9.2 million of impairments and $7.0 million of higher excess decommissioning costs during the prior year period.

Maritech recorded a pretax loss during the second quarter of 2012 compared to pretax income during the prior year period, which was primarily due to a gain of $56.6 million ($58.2 million consolidated) on the sale of oil and gas producing properties during the prior year period. This decrease in other income was partially offset by the decreased gross loss compared to the prior year period and the decreased net administrative expenses during the current year period. This decrease in administrative expense is primarily due to the reduction in its headcount following the sale of properties, and this decrease more than offset the decrease in administrative costs billed to joint owners.

Corporate Overhead

	Three Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(741)	$(686)	$(55)	-8.0%
General and administrative expense	9,246	8,283	963	11.6%
Interest (income) expense, net	4,008	4,065	(57)
Other (income) expense, net	477	14,442	(13,965)
(Loss) before taxes and discontinued operations	$(14,472)	$(27,476)	$13,004	47.3%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011, we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead decreased during the second quarter of 2012 compared to the prior year period, primarily due to decreased other expenses, which included $14.2 million of hedge ineffectiveness losses in the prior year period due to the April 2011 liquidation of the remaining commodity derivative swap agreements that previously were designated as hedges of Maritech’s production cash flows. In addition, corporate administrative costs also increased, largely due to approximately $0.8 million of increased professional fee expenses.

Six months ended June 30, 2012 compared with six months ended June 30, 2011.

Consolidated Comparisons

	Six Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$415,705	$457,659	$(41,954)	-9.2%
Gross profit	85,503	62,177	23,326	37.5%
Gross profit as a percentage of revenue	20.6%	13.6%
General and administrative expense	62,357	56,768	5,589	9.8%
General and administrative expense as a percentage of revenue	15.0%	12.4%
Interest expense, net	8,235	8,276	(41)	-0.5%
(Gain) loss on sale of assets	(3,264)	(60,309)	57,045
Other (income) expense, net	(2,017)	13,929	(15,946)
Income before taxes and discontinued operations	20,192	43,513	(23,321)	-53.6%
Income before taxes and discontinued operations as a percentage of revenue	4.9%	9.5%
Provision for income taxes	6,866	15,502	(8,636)	-55.7%
Income before discontinued operations	13,326	28,011	(14,685)	-52.4%
Income (loss) from discontinued operations, net of taxes	2	(57)	59
Net income	13,328	27,954	(14,626)	-52.3%
Net income attributable to noncontrolling interest	(1,073)	(95)	(1,073)
Net income attributable to TETRA stockholders	$12,255	$27,859	$(15,699)	-56.4%

Consolidated revenues for the six months ended June 30, 2012, decreased compared to the prior year period, primarily due to the sales of Maritech oil and gas producing properties, which resulted in a $73.6 million decrease in Maritech revenues. Maritech revenues are expected to be negligible going forward. Increased activity compared to the first six months of 2011 and the acquisitions of Optima and ERS led to a $23.7 million growth in revenues for our Production Testing segment. The increased activity for our Production Testing segment was primarily in the U.S., and reflected increased industry drilling activity. Our Fluids segment’s revenue growth was also due to increased industry activity, which resulted in increased CBF product sales, and more than offset the decreased product sales by the segment’s manufactured products businesses. Compressco also reported increased revenues, primarily due to increased activity and demand in Latin America. Offshore Services revenues decreased, primarily due to a decrease in the work performed for Maritech compared to the prior year period. Overall gross profit increased, primarily due to significant impairments recorded by Maritech during the prior year period, as well as due to the increased profitability of our Fluids, Production Testing, and Compressco segments, which resulted primarily from the increased industry activity levels compared to the prior year period.

Consolidated general and administrative expenses increased by $5.6 million during the first six months of 2012 compared to the prior year period, primarily due to a $3.6 million increase by our Production Testing segment and a $3.2 million increase by our Compressco segment. Production Testing segment administrative expenses increased as a result of acquisitions completed during the first six months of 2012, including approximately $1.6 million of associated transaction costs. Compressco administrative expenses increased as a result of administrative and public company costs associated with Compressco Partners being a separate, publicly traded limited partnership. These increases were partially offset by decreased Maritech administrative costs, which more than offset the decreased billings to joint owners. By type of cost, general and administrative expenses increased due to approximately $1.1 million of increased employee related costs, approximately $2.6 million of increased professional fee expenses, approximately $0.9 million of decreased billings to joint owners for Maritech administrative overhead, approximately $0.5 million of increased insurance and taxes expense, and approximately $0.8 million of increased office expenses. These increases in consolidated general and administrative expenses were partially offset by approximately $0.2 million of other general expenses. The increased professional fee expenses consisted primarily of the $1.6 million of acquisition transaction costs and $0.5 million of increased Compressco public company costs.

Consolidated other income increased during the first six months of 2012 compared to the prior year period, primarily due to $14.2 million of hedge ineffectiveness losses recorded during the prior year period. In addition, during the 2011 period, Maritech recorded gains on sales of its oil and gas properties, including approximately $58.2 million from a sale of approximately 79% of its oil and gas producing properties during the second quarter of 2011.

Our provision for income taxes decreased during the first six months of 2012 compared to the prior year period, due to reduced net earnings for the current period.

Divisional Comparisons

Fluids Division

	Six Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$169,180	$166,173	$3,007	1.8%
Gross profit	39,247	32,385	6,862	21.2%
Gross profit as a percentage of revenue	23.2%	19.5%
General and administrative expense	14,871	13,766	1,105	8.0%
General and administrative expense as a percentage of revenue	8.8%	8.3%
Interest (income) expense, net	61	30	31
Other (income) expense, net	(1,109)	(205)	(904)
Income before taxes and discontinued operations	$25,424	$18,794	$6,630	35.3%
Income before taxes and discontinued operations as a percentage of revenue	15.0%	11.3%

The increase in Fluids Division revenues during the first six months of 2012 compared to the prior year period was primarily due to a $6.3 million net increase in product sales revenues. This increase was primarily due to approximately $15.1 million of increased clear brine fluids (CBFs) product sales revenues. The majority of these increased revenues were from the segment’s U.S. operations, although international revenues also increased. Partially offsetting this increase in CBF sales was approximately $8.8 million of decreased revenue from manufactured products, primarily from decreased industrial demand due to weather, particularly in Europe. Manufactured product sales revenues also decreased due to the reduced sales of dry calcium chloride following the shutdown of our Lake Charles pellet plant during mid-2011. Onshore domestic industry activity levels were increased as compared to the prior year period, primarily in shale reservoir markets. The increase in product sales revenues was partially offset by $3.4 million decrease in service revenues, due to decreased domestic frac water service activity compared to the prior year period.

Fluids Division gross profit increased compared to the prior year period, primarily as a result of the increased domestic CBF revenues discussed above and increased efficiency at our El Dorado, Arkansas, calcium chloride plant. These increases were partially offset by decreased gross profit from the Division’s European manufactured products operation, which was impacted by the decreased demand discussed above. In addition, the Division’s European calcium chloride plant is expected to experience reduced production levels associated with unplanned equipment repairs which are expected to be completed during the third quarter of 2012.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and increased other income, and despite increased administrative costs. Other income increased primarily due to increased income from an unconsolidated joint venture and foreign currency exchange gains. Fluids Division administrative costs increased, primarily due to increased personnel-related costs.

Production Enhancement Division

Production Testing Segment

	Six Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$88,612	$64,949	$23,663	36.4%
Gross profit	25,355	21,057	4,298	20.4%
Gross profit as a percentage of revenue	28.6%	32.4%
General and administrative expense	10,605	6,989	3,616	51.7%
General and administrative expense as a percentage of revenue	12.0%	10.8%
Interest (income) expense, net	31	(36)	67
Other (income) expense, net	(2,128)	(967)	(1,161)
Income before taxes and discontinued operations	$16,847	$15,071	$1,776	11.8%
Income before taxes and discontinued operations as a percentage of revenue	19.0%	23.2%

Production Testing revenues increased during the first six months of 2012 as compared to the prior period primarily due to an increase of approximately $15.8 million in domestic revenues. This increase was a result of increased domestic onshore oil and gas drilling activity compared to the prior year period, as reflected by rig count data. In particular, the Production Testing segment capitalized on the increased domestic onshore activity associated with drilling in many of the shale reservoir markets it serves. The increased domestic revenues also include approximately $7.0 million of revenues associated with the April 2012 acquisition of ERS. In addition, international revenues increased approximately $8.6 million compared to the prior year period due to the March 2012 acquisition of Optima. During July 2012, the Production Testing segment acquired the assets and operations of Greywolf. Revenues of this segment are expected to further increase going forward as a result of these acquisitions.

Production Testing segment domestic gross profit increased during the first six months of 2012 compared to the prior year period, primarily due to the increased domestic activity and the ERS acquisition discussed above. Gross profit from international operations also increased compared to the prior year period, as the impact of the Optima acquisition more than offset the decreased profitability from the South American technical management contract.

Production Testing income before taxes increased due to the increased gross profit discussed above, as well as due to increased other income, which was primarily due to increased earnings from an unconsolidated joint venture and from increased foreign currency gains. These increases were partially offset by increased administrative expenses resulting from increased personnel-related costs associated with the acquisitions, as well as approximately $1.6 million of acquisition transaction costs expensed during the period.

Compressco Segment

	Six Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$47,940	$44,210	$3,730	8.4%
Gross profit	17,122	13,544	3,578	26.4%
Gross profit as a percentage of revenue	35.7%	30.6%
General and administrative expense	8,726	5,517	3,209	58.2%
General and administrative expense as a percentage of revenue	18.2%	12.5%
Interest (income) expense, net	(22)	(3)	(19)
Other (income) expense, net	263	216	47
Income before taxes and discontinued operations	$8,155	$7,814	$341	4.4%
Income before taxes and discontinued operations as a percentage of revenue	17.0%	17.7%

The increase in Compressco revenues compared to the prior year period was due to an increase of $6.5 million of service revenues resulting from increased activity, particularly in Latin America. Partially offsetting this increase was a $2.8 million decrease from sales of compressor units and parts during the first six months of 2012 compared to the prior year period. Compressco has expanded its fleet in Latin America in response to the increased demand.

Compressco gross profit increased during the first six months of 2012 compared to the prior year period, primarily due to the increased Latin America activity discussed above, and decreased domestic operating expenses. Compressco has taken steps to reduce domestic operating expenses, including maintenance, fuel, and labor costs, and seeks to further improve its operating profitability going forward.

Income before taxes for Compressco increased during the first six months of 2012 compared to the prior year period due to the increased gross profit discussed above, although this increase was largely offset by increased administrative expenses. Compressco’s administrative expenses reflect increased administrative staff and professional fee expenses associated with being a separate publicly traded limited partnership. In addition, general and administrative expense during 2012 also includes the allocation of a portion of our corporate administrative expenses to Compressco Partners pursuant to our Omnibus Agreement with Compressco Partners.

Offshore Division

Offshore Services Segment

	Six Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$125,771	$138,970	$(13,199)	-9.5%
Gross profit	14,019	15,770	(1,751)	-11.1%
Gross profit (loss) as a percentage of revenue	11.1%	11.3%
General and administrative expense	7,630	7,819	(189)	-2.4%
General and administrative expense as a percentage of revenue	6.1%	5.6%
Interest (income) expense, net	54	-	54
Other (income) expense, net	(4,396)	(1,250)	(3,146)
Income before taxes and discontinued operations	$10,731	$9,201	$1,530	16.6%
Income before taxes and discontinued operations as a percentage of revenue	8.5%	6.6%

Revenues from our Offshore Services segment decreased during the first six months of 2012 compared to the prior year period. Increased decommissioning services revenues, including those from the heavy lift barge purchased during 2011, were more than offset by decreased diving, abandonment, and cutting services revenues during the current year period. In addition to the continuing challenges of increased competition, pricing pressures, and permitting delays experienced by several of the Offshore Services segment’s customers, the segment also experienced weather disruptions during the current year period, particularly from Tropical Storm Debby. Diving services revenues were also negatively affected by certain vessel repairs scheduled during the first quarter of the current year period. In addition, revenues decreased due to the 2011 sale of the segment’s onshore abandonment operations, which generated approximately $5.2 million in revenues during the prior year period. Approximately $19.7 million of Offshore Services revenues were from work performed for Maritech during the first six months of 2012, compared to $34.0 million of such work in the prior year period. Maritech plans to continue to aggressively decommission and abandon its remaining oil and gas platform structures. These intercompany revenues are eliminated in consolidation.

Gross profit for the Offshore Services segment during the first six months of 2012 decreased as compared to the prior year period. This decrease was primarily due to decreased profitability of our cutting services operations and mostly due to decreased pricing during the current year period. This decrease was partially offset by improved profitability of our abandonment operations.

Offshore Services segment income before taxes increased despite the reduced gross profit, primarily due to the gain on the sale of certain abandonment assets that generated approximately $4.1 million of other income during the first quarter of 2012.

Maritech Segment

	Six Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$3,794	$77,404	$(73,610)	-95.1%
Gross profit (loss)	(8,757)	(19,314)	10,557	54.7%
Gross profit (loss) as a percentage of revenue	-230.8%	-25.0%
General and administrative expense	1,367	4,027	(2,660)	-66.1%
General and administrative expense as a percentage of revenue	36.0%	5.2%
Interest (income) expense, net	1	20	(19)
Other (income) expense, net	582	(57,364)	57,946
Income (loss) before taxes and discontinued operations	$(10,707)	$34,003	$(44,710)	-131.5%
Income (loss) before taxes and discontinued operations as a percentage of revenue	-282.2%	43.9%

Maritech revenues decreased significantly during the first six months of 2012 compared to the prior year period due to the sale of substantially all of its oil and gas reserves during 2011 and 2012. In particular, the May 31, 2011, sale of oil and gas properties resulted in the sale of approximately 79% of Maritech’s proven reserves. Following the sales of almost all of its producing properties, Maritech revenues are expected to continue to be negligible.

Maritech gross loss decreased during the first six months of 2012 compared to the prior year period despite the decreased revenues discussed above, primarily due to reduced operating and depletion expenses associated with the sold properties. In addition, Maritech recorded $12.5 million of impairments and approximately $14.0 million of higher excess decommissioning costs during the prior year period.

Maritech reported a pretax loss during the first six months of 2012 compared to pretax income during the prior year period, primarily due to approximately $57.4 million ($59.3 million consolidated) of gains from sales of producing properties reported in the prior year period. This decrease in other income was partially offset by the decreased gross loss discussed above. In addition, Maritech reported decreased net administrative expenses during the current year period, primarily due to the reduction in its headcount following the sale of properties, and this decrease more than offset the decrease in administrative costs billed to joint owners.

Corporate Overhead

	Six Months Ended
	June 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(1,483)	$(1,373)	$(110)	-8.0%
General and administrative expense	19,158	18,649	509	2.7%
Interest (income) expense, net	8,110	8,265	(155)
Other (income) expense, net	1,507	14,830	(13,323)
(Loss) before taxes and discontinued operations	$(30,258)	$(43,117)	$12,859	29.8%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011, we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead decreased during the first six months of 2012 compared to the prior year period, primarily due to decreased other expense, primarily resulting from a $13.9 million hedge ineffectiveness loss during the 2011 period. This hedge ineffectiveness loss was primarily due to the April 2011 liquidation of hedge derivative contracts, following the planned sale of a significant portion of Maritech oil and gas producing properties, which resulted in a $14.2 million charge to corporate other expense for hedge ineffectiveness during the second quarter of 2011. This increase also includes an increase in corporate administrative costs, which was largely due to approximately $0.9 million of increased professional fee expenses offset by approximately $0.4 decrease in insurance and taxes.

Liquidity and Capital Resources

Our growth strategy includes the pursuit of suitable acquisitions and other opportunities to expand operations. In March 2012, we spent approximately $65.0 million of our available cash to acquire the common stock of Optima Solutions Holdings Limited (Optima), a provider of rig cooling services and associated products that suppress heat generated by high rate flaring of hydrocarbons during well test operations. In April 2012, we spent an additional $42.5 million of our available cash to acquire the assets and operations of ERS, a domestic production testing and after-frac flow back operation. In July 2012, we spent an additional $55.5 million of available cash and borrowings to acquire the assets and operations of Greywolf, a North American production testing and after-frac flow back operation. Each of these transactions has significantly and strategically expanded our Production Testing segment’s operations. In addition to these acquisitions, during the six months ended June 30, 2012, we spent $55.9 million on additional capital expenditures for our existing businesses. We expect to fund our capital expenditure plans during the remainder of 2012 from our available cash and future operating cash flows. Our future operating cash flows, as well as revenues and profitability levels, are largely dependent on the level of oil and gas industry activity in the markets we serve and are significantly affected by oil and natural gas commodity prices. Given that these commodity prices have decreased from late 2011 levels, our capital expenditure and acquisition plans going forward will be reviewed carefully in light of the activity levels of our businesses. Although the use of approximately $163 million of cash on these acquisitions significantly changes our liquidity position compared to December 31, 2011, we continue to have significant capital resources, including $219.4 in availability under our revolving credit facility, to pursue additional suitable acquisitions as part of our growth strategy.

Operating Activities

Cash flows used by operating activities totaled $8.0 million during the first six months of 2012 compared to $59.9 million of cash generated by operating activities during the prior year period, a decrease of $67.9 million. This decrease in operating cash flows during 2012 compared to the prior year period primarily reflects decreased earnings, the increased use of operating cash flows for working capital during the current year period, and the sale by Maritech of substantially all of its oil and gas properties during the first six months of 2011. Increased cash used for working capital during 2012 compared to the prior year period was mainly as a result of increased accounts receivable balances and the collection of federal tax refunds during the 2011 period.

During the past three years, Maritech has performed an extensive amount of well abandonment and decommissioning work associated with its offshore oil and gas production wells, platforms, and facilities. As of June 30, 2012, and following the sale of substantially all of its oil and gas producing properties, the estimated third-party discounted fair value, including an estimated profit, of Maritech’s decommissioning liabilities totaled $106.0 million. Our future operating cash flow will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Approximately $75.5 million of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liability is expected to occur over the twelve month period ending June 30, 2013. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with two offshore platforms that were previously destroyed by hurricanes. Due to the unique nature of the remaining work to be performed associated with these downed platforms, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods.

In some cases, the previous owners of properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the well abandonment and decommissioning work on these properties as the work is performed, which will partially offset Maritech’s future expenditures. Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. As of June 30, 2012, Maritech’s total decommissioning obligation is approximately $108.2 million, which includes Maritech’s total liability of $106.0 million plus approximately $2.2 million of such contractual reimbursement arrangements with the previous owners. An additional $18.4 million of such contractual reimbursement arrangements as of June 30, 2012, is classified as receivable assets related to amounts waiting to be invoiced and collected.

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. Given that North American natural gas prices have decreased during the past year, drilling activity related to natural gas wells in North America has decreased. While only a portion of our revenues are related to gas drilling activity, we are exposed to the impact that this decreased demand could have on our businesses. In particular, our Production Testing, Compressco, and Fluids segments are vulnerable to the impact of a sustained low natural gas price environment. In addition, decreases in worldwide crude oil prices during 2012 could also affect future overall industry drilling activity in certain of the regions in which we operate. If oil or gas industry activity levels decrease further in the future, our levels of operating cash flows may be negatively affected.

We are subject to operating hazards normally associated with onshore and offshore oilfield service operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and accidents that cause harm to the environment. We maintain various types of insurance that are designed to be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including removal of debris, operator’s extra expense, control of well, and pollution and clean-up coverage. Our insurance coverage is subject to deductibles that must be satisfied prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that is submitted to the BSEE. Maritech has designated third-party contractors in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities

During the first six months of 2012, the total amount of our net cash utilized on investing activities was $147.4 million and included $107.5 million for the acquisitions of Optima and ERS in March 2012 and April 2012, respectively. In addition, in July 2012, we spent $55.5 million for the acquisition of the operations and assets of Greywolf. In addition to cash spent on acquisitions, total cash capital expenditures during the first six months of 2012 were $55.9 million. Approximately $13.6 million of our capital expenditures during the first six months of 2012 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its onshore completion services business. Our Production Enhancement Division spent approximately $32.0 million of capital expenditures, consisting of approximately $18.8 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet and approximately $13.2 million by the Compressco segment for the upgrade and expansion of its wellhead compressor and equipment fleet. Our Offshore Services segment spent approximately $9.3 million for costs on its various heavy lift and dive support vessels. Corporate capital expenditures were approximately $0.6 million.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses (other than Maritech). However, certain of these planned expenditures may be postponed or cancelled in an effort to conserve capital. Although our planned level of capital expenditures during the remainder of 2012 is subject to the impact of acquisitions and future market conditions, we currently plan to expend up to $140 million on total capital expenditures (excluding acquisitions) during the current year. The deferral of capital projects could affect our ability to compete in the future. As reflected by our recent acquisitions of Optima, ERS, and Greywolf, our long-term growth strategy also continues to include the pursuit of suitable acquisitions or opportunities to expand operations in oil and gas service markets. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of August 9, 2012, and following the July 2012 borrowings, we had an outstanding balance on the revolving credit facility of approximately $50.1 million, and had $8.5 million in letters of credit and guarantees against the $278 million revolving credit facility, leaving a net availability of $219.4 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million, up to a $428 million limit, with the agreement of the lenders and the satisfaction of certain conditions. Included in the approximately $50.1 million outstanding borrowings under the credit facility agreement is approximately $12.1 million equivalent denominated in euros, which has been designated as a hedge of the net investment in our European operations.

Under the Credit Agreement, which matures on October 29, 2015, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. Significant deterioration of the financial ratios could result in a default by us under the Credit Agreement and, if not remedied, could result in termination of the agreement and acceleration of any outstanding balances. Compressco is an unrestricted subsidiary and is not a borrower or a guarantor under our bank credit facility.

The Credit Agreement includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of June 30, 2012. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement covering the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.3 million equivalent as of June 30, 2012), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14 business days notice and contains standard provisions in the event of default. As of June 30, 2012, we had no borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries are guarantors. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes borrowing capacity of $20.0 million (less $3.0 million that is required to be set aside as a reserve that cannot be borrowed) that is available for letters of credit (with a sublimit of $5.0 million) and an uncommitted $20.0 million expansion feature. The Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and acquisitions. The Partnership Credit Agreement could also be used to fund Compressco Partners’ quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of June 30, 2012, there was no balance outstanding under the Partnership Credit Agreement. However, in July 2012, Compressco Partners borrowed $5.8 million under the Partnership Credit Agreement to fund ongoing capital expenditures to expand and upgrade its compressor and equipment fleets. The maturity date of the Partnership Credit Agreement is June 24, 2015.

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

Senior Notes

In April 2006, we issued $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to our existing Master Note Purchase Agreement dated September 2004, as supplemented as of April 18, 2006. The Series 2006-A Senior Notes bear interest at the fixed rate of 5.90% and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year.

In April 2008, we issued, $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008-A Senior Notes bear interest at the fixed rate of 6.30% and mature on April 30, 2013. The Series 2008-B Senior Notes bear interest at the fixed rate of 6.56% and mature on April 30, 2015. Interest on the Series 2008 Senior Notes is due semiannually on April 30 and October 31 of each year. We anticipate funding the repayment of the Series 2008-A Senior Notes in April 2013 with available cash balances, borrowings under our revolving credit facility, or through the issuance of additional debt instruments.

In December 2010, we issued, $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the 2010 Senior Notes) pursuant to a Note Purchase Agreement dated September 30, 2010. The Series 2010-A Senior Notes bear interest at the fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes bear interest at the fixed rate of 5.67% and mature on December 15, 2020. Interest on the Series 2010 Senior Notes is due semiannually on June 15 and December 15 of each year.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreement and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreement and the Master Note Purchase Agreement as of June 30, 2012. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in 2015, and our Senior Notes mature at various dates between April 2013 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

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

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. For the six months ended June 30, 2012, net of distributions paid to us, Compressco Partners distributed approximately $2.3 million to its public unitholders.

Off Balance Sheet Arrangements

As of June 30, 2012, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Commitments and Contingencies

Litigation

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on our financial position, results of operations, or liquidity.

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

As discussed above, in July 2012, we borrowed $38.0 million and 10.0 million euros (approximately $12.1 million equivalent) pursuant to our revolving credit facility, which included funding for a portion of the consideration for the acquisition of Greywolf. Also in July 2012, Compressco Partners borrowed $5.8 million to fund the expansion and upgrade of its compressor and equipment fleet. Each of these borrowings was made under existing revolving credit facilities, and is subject to market risk exposure related to changes in applicable interest rates. Pursuant to these revolving credit facilities, borrowings will bear interest at an agreed-upon percentage rate spread above LIBOR.

We are exposed to fluctuations between the U.S. dollar and the euro with regard to our euro-denominated operating activities. As of June 30, 2012, we had no currency hedge for our euro-denominated operations. However, in July 2012, we designated the 10.0 million euro borrowing described above as a hedge for our euro-denominated operations.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not reasonably expect these matters to have a material adverse impact on our financial position, results of operations, or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Apr 1 - Apr 30, 2012	140	(2)	$9.06	-	$14,327,000
May 1 - May 31, 2012	14,279	(2)	6.81	-	14,327,000
Jun 1 - Jun 30, 2012	751	(2)	7.13	-	14,327,000
Total	15,170			-	$14,327,000

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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2012.

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

TETRA Technologies, Inc.

Date: August 9, 2012	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: August 9, 2012	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date: August 9, 2012	By:	/s/Ben C. Chambers
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
+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2012.