Form 10-Q
period 2012-09-30
TETRA TECHNOLOGIES INC
filed 2012-11-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 5, 2012, there were 78,081,789 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Product sales	$61,597	$53,225	$204,608	$265,038
Services and rentals	172,389	148,209	445,083	394,055
Total revenues	233,986	201,434	649,691	659,093

Cost of revenues:
Cost of product sales	54,996	56,738	168,002	216,442
Cost of services and rentals	107,875	92,802	288,517	254,251
Depreciation, depletion, amortization, and accretion	20,232	16,226	56,786	90,555
Total cost of revenues	183,103	165,766	513,305	561,248
Gross profit	50,883	35,668	136,386	97,845

General and administrative expense	34,210	27,506	96,567	84,274
Interest expense, net	4,258	4,085	12,493	12,361
(Gain) loss on sale of assets	129	525	(3,135)	(59,784)
Other (income) expense, net	(790)	722	(2,807)	14,651
Income before taxes and discontinued operations	13,076	2,830	33,268	46,343
Provision for income taxes	4,475	870	11,341	16,372
Income before discontinued operations	8,601	1,960	21,927	29,971
Income (loss) from discontinued operations, net of taxes	1	(6)	3	(63)
Net income	8,602	1,954	21,930	29,908
Net (income) loss attributable to noncontrolling interest	(889)	(567)	(1,962)	(662)
Net income attributable to TETRA stockholders	$7,713	$1,387	$19,968	$29,246

Basic net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.10	$0.02	$0.26	$0.38
Income (loss) from discontinued operations attributable to
TETRA stockholders	0.00	(0.00)	0.00	(0.00)
Net income attributable to TETRA stockholders	$0.10	$0.02	$0.26	$0.38
Average shares outstanding	77,329	76,717	77,226	76,517

Diluted net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.10	$0.02	$0.25	$0.37
Income (loss) from discontinued operations attributable to
TETRA stockholders	0.00	(0.00)	0.00	(0.00)
Net income attributable to TETRA stockholders	$0.10	$0.02	$0.25	$0.37
Average diluted shares outstanding	78,938	78,340	78,740	78,105

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$8,602	$1,954	$21,930	$29,908
Foreign currency translation adjustment, net of
tax expense of $41 and $892, respectively, in 2012
and tax benefit of $1,825 and $1,055, respectively, in 2011	5,074	(9,132)	2,054	(3,419)
Net change in derivative fair value, net of taxes of
$0 and $1,578, respectively, in 2011	–	–	–	2,663
Comprehensive income (loss)	13,676	(7,178)	23,984	29,152
Less: comprehensive income attributable to
noncontrolling interest	(889)	(567)	(1,962)	(662)
Comprehensive income (loss) attributable to
TETRA stockholders	$12,787	$(7,745)	$22,022	$28,490

See Notes to Consolidated Financial Statement

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,908	$204,412
Restricted cash	5,568	8,780
Trade accounts receivable, net of allowances for doubtful
accounts of $863 in 2012 and $1,849 in 2011	218,132	141,537
Deferred tax asset	30,240	39,330
Inventories	102,049	99,985
Oil and gas properties held for sale	19	3,743
Prepaid expenses and other current assets	27,253	30,714
Total current assets	404,169	528,501

Property, plant, and equipment
Land and building	79,112	76,937
Machinery and equipment	607,103	530,408
Automobiles and trucks	55,579	46,950
Chemical plants	159,932	158,065
Construction in progress	47,566	25,316
Total property, plant, and equipment	949,292	837,676
Less accumulated depreciation	(344,444)	(308,375)
Net property, plant, and equipment	604,848	529,301

Other assets:
Goodwill	188,866	99,132
Patents, trademarks and other intangible assets, net of accumulated
amortization of $25,764 in 2012 and $22,572 in 2011	37,963	11,872
Deferred tax assets	71	258
Other assets	42,477	34,246
Total other assets	269,377	145,508
Total assets	$1,278,394	$1,203,310

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$64,503	$46,382
Accrued liabilities	85,540	80,940
Current portion of long-term debt	35,665	35
Decommissioning and other asset retirement obligations, net	75,804	105,008
Total current liabilities	261,512	232,365

Long-term debt, net	332,960	305,000
Deferred income taxes	47,237	48,537
Decommissioning and other asset retirement obligations, net	23,702	34,827
Other liabilities	16,495	13,493
Total long-term liabilities	420,394	401,857

Equity:
TETRA Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 80,390,787, shares issued at September 30, 2012,
and 79,673,374 shares issued at December 31, 2011	803	797
Additional paid-in capital	225,713	220,144
Treasury stock, at cost; 2,314,250 shares held at September 30, 2012,
and 2,249,959 shares held at December 31, 2011	(14,958)	(14,841)
Accumulated other comprehensive income (loss)	(823)	(2,877)
Retained earnings	343,891	323,923
Total TETRA stockholders' equity	554,626	527,146
Noncontrolling interests	41,862	41,942
Total equity	596,488	569,088
Total liabilities and equity	$1,278,394	$1,203,310

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Operating Activities:
Net Income	$21,930	$29,908
Reconciliation of net income to cash provided by (used in) operating activities:
Depreciation, depletion, amortization, and accretion	56,786	78,021
Impairments of long-lived assets	–	12,534
Provision (benefit) for deferred income taxes	1,083	11,241
Equity-based compensation expense	7,393	4,417
Provision for doubtful accounts	(893)	963
Gain on sale of assets	(3,135)	(59,784)
Other non-cash charges and credits	14,219	34,721
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(71,758)	(3,541)
Inventories	(3,098)	6,006
Prepaid expenses and other current assets	4,790	26,422
Trade accounts payable and accrued expenses	19,022	(29,695)
Decommissioning liabilities	(66,121)	(66,147)
Other	2,338	3,317
Net cash provided by (used in) operating activities	(17,444)	48,383

Investing Activities:
Purchases of property, plant and equipment	(80,608)	(99,857)
Acquisition of businesses, net	(163,305)	(1,500)
Proceeds on sale of property, plant, and equipment	12,752	187,843
Other Investing activities	3,277	(26,386)
Net cash provided by (used in) investing activities	(227,884)	60,100

Financing Activities:
Proceeds from long-term debt	64,176	–
Payments of long-term debt	(2,073)	–
Compressco Partners' distributions	(3,393)	(125)
Proceeds from exercise of stock options	675	2,432
Proceeds from issuance of Compressco Partners' common units,
net of underwriters' discount	–	50,234
Compressco Partners' offering costs	–	(2,038)
Excess tax benefit from equity compensation	205	1,268
Net cash provided by (used in) financing activities	59,590	51,771

Effect of exchange rate changes on cash	2,234	(726)

Increase (decrease) in cash and cash equivalents	(183,504)	159,528
Cash and cash equivalents at beginning of period	204,412	65,360
Cash and cash equivalents at end of period	$20,908	$224,888

Supplemental cash flow information:
Interest paid	$9,083	$9,073
Income taxes paid (refunded)	7,066	(13,887)

Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities
capitalized to oil and gas properties	$–	$1,790

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of September 30, 2012, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of September 30, 2012, and December 31, 2011, are as follows:

	September 30, 2012	December 31, 2011
	(In Thousands)

Finished goods	$71,703	$71,247
Raw materials	5,051	5,653
Parts and supplies	24,195	22,216
Work in progress	1,100	869
Total inventories	$102,049	$99,985

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Number of weighted average common
shares outstanding	77,329	76,717	77,226	76,517
Assumed exercise of stock awards	1,609	1,623	1,514	1,588
Average diluted shares outstanding	78,938	78,340	78,740	78,105

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2012, we used the average market price of our common stock of $7.96. For the three months ended September 30, 2012 and 2011, the average diluted shares outstanding excludes the impact of 2,144,779 and 2,054,303 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the nine months ended September 30, 2012 and 2011, the average diluted shares outstanding excludes the impact of 2,576,375 and 1,874,492 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term Senior Notes at September 30, 2012, and December 31, 2011, were approximately $334.1 million and $332.4 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were more favorable than the stated interest rates on the Senior Notes. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

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

NOTE B – ACQUISITIONS AND DISPOSITIONS

Acquisition of Optima

On March 9, 2012, we acquired 100% of the outstanding common stock of Optima Solutions Holdings Limited (Optima), a provider of rig cooling services and associated products that suppress heat generated by high- rate flaring of hydrocarbons during well test operations. The acquisition of Optima, which is based in Aberdeen, Scotland, enables our Production Testing segment to provide its customers with a broader range of production testing and associated services and expands the segment’s presence in many significant global markets. Including the impact of additional working capital received and other adjustments to the purchase price, we paid 41.2 million pounds sterling (approximately $65.0 million equivalent) in cash as the purchase price for the Optima stock at closing and may pay up to an additional 4 million pounds sterling in contingent purchase price consideration, depending on a defined measure of earnings for Optima over each of the two years subsequent to the closing.

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $3.0 million of net working capital; $16.8 million of property, plant, and equipment; $20.4 million of certain intangible assets; $6.1 million of deferred tax liabilities and $3.5 million of other liabilities associated with the contingent purchase price consideration obligation; and $34.5 million of nondeductible goodwill. This allocation of the purchase price to Optima’s net assets and liabilities is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. These fair value calculations and allocations are expected to be finalized later during 2012, and could result in adjustments to the calculated depreciation and amortization of the tangible and intangible assets, respectively, that were acquired. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated earnings for Optima over each of the next two twelve month periods subsequent to the closing and could increase (up to 4 million pounds sterling) or decrease (to zero) depending on Optima’s actual and expected earnings going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration obligation due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. The $34.5 million of goodwill preliminarily recorded to our Production Testing segment as a result of the Optima acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. For the nine month period ended September 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $15.1 million, $3.1 million, and $3.6 million, respectively, associated with the acquired operations of Optima after the closing in March 2012. In addition to the above impact on our results of operations, transaction costs associated with the acquisition of Optima of approximately $1.3 million were also charged to general and administrative expense during the nine month period.

Acquisition of ERS

On April 23, 2012, we acquired the assets and operations of Eastern Reservoir Services (ERS), a division of Patterson-UTI Energy, Inc. for a cash purchase price of $42.5 million. ERS is a provider of production testing and after-frac flow back services to oil and gas operators in the Appalachian and U.S. Rocky Mountain regions, and the acquisition represents a strategic geographic expansion of our existing Production Testing segment operations, allowing it to serve customers in additional basins in the U.S.

We allocated the purchase price to the fair value of the assets acquired, which consisted of approximately $18.5 million of property, plant, and equipment, approximately $3.4 million of certain intangible assets, and approximately $20.6 million of nondeductible goodwill. This allocation of the purchase price to the ERS assets is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. These fair value calculations and allocations are expected to be finalized later during 2012 and could result in adjustments to the calculated depreciation and amortization of the tangible and intangible assets, respectively. The $20.6 million of goodwill preliminarily recorded to our Production Testing segment as a result of the ERS acquisition is supported by the strategic benefits discussed above to be generated from the acquisition. For the nine month period ended September 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $16.0 million, $1.8 million, and $4.7 million, respectively, associated with the acquired operations of ERS after the closing in April 2012. In addition to the above impact on our results of operations, transaction costs associated with the ERS acquisition of approximately $0.5 million were also charged to general and administrative expense during the nine month period.

Acquisition of Greywolf

On July 31, 2012, we acquired the assets and operations of Greywolf Production Systems Inc. and GPS Ltd. (together, Greywolf) for a cash purchase price of approximately $55.5 million. Greywolf is a provider of production testing and after-frac flow back services to oil and gas operators in western Canada and the U.S. Williston Basin (including the Bakken formation) and the Niobrara Shale formation of the U.S. Rocky Mountain region. This acquisition represents an additional strategic geographic expansion of our existing Production Testing segment operations.

We allocated the purchase price to the fair value of the assets acquired, which consisted of approximately $17.7 million of property, plant, and equipment, approximately $3.5 million of certain intangible assets, and approximately $34.3 million of nondeductible goodwill. This allocation of the purchase price to the Greywolf assets is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. These fair value calculations and allocations are expected to be finalized during the first quarter of 2013 and could result in adjustments to the calculated depreciation and amortization of the tangible and intangible assets, respectively. The $34.3 million of goodwill preliminarily recorded to our Production Testing segment as a result of the Greywolf acquisition is supported by the strategic benefits discussed above to be generated from the acquisition. For the nine month period ended September 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $5.9 million, $0.4 million, and $1.2 million, respectively, associated with the acquired operations of Greywolf after the closing in July 2012. In addition to the above impact on our results of operations, transaction costs associated with the Greywolf acquisition of approximately $0.7 million were also charged to general and administrative expense during the nine month period.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisitions of Optima, ERS, and Greywolf as if they had occurred at the beginning of the periods presented and include the impact from the allocation of the purchase price on depreciation and amortization. The aggregate pro forma impact of the sale of equipment and oil and gas producing properties described below is not material and is not included in the following pro forma information. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that we will achieve after the acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In Thousands, Except Per Share Amounts)

Revenues	$237,781	$229,130	$693,655	$730,479
Depreciation, depletion, amortization, and accretion	$20,424	$18,625	$59,809	$97,509
Gross Profit	$51,096	$45,222	$148,218	$119,640

Income before discontinued operations	$8,897	$3,290	$28,851	$36,352
Net income	$8,898	$3,284	$28,854	$36,289
Net income attributable to
TETRA stockholders	$8,009	$2,717	$26,892	$35,627

Per share information:
Income before discontinued operations
attributable to TETRA stockholders
Basic	$0.10	$0.04	$0.35	$0.47
Diluted	$0.10	$0.03	$0.34	$0.46

Net income attributable to
TETRA stockholders
Basic	$0.10	$0.04	$0.35	$0.47
Diluted	$0.10	$0.03	$0.34	$0.46

Sale of Equipment

In January 2012, our Offshore Services segment sold certain equipment for cash of approximately $7.8 million. As a result of the sale, we recognized a gain on disposal of approximately $4.1 million, which is included in gain on sale of assets.

Sale of Maritech Producing Properties

In March 2012, Maritech sold its interest in certain onshore oil and gas producing properties for cash consideration of approximately $4.4 million. Following this transaction, Maritech’s remaining oil and gas reserves and production are negligible, and its operations consist primarily of the remaining well abandonment and decommissioning of its offshore oil and gas platforms and facilities.

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2012	December 31, 2011
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2015	$57,160	$–
Compressco Partners' bank credit facility	June 24, 2015	5,800	–
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
European bank credit facility		–	–
Other		665	35
Total debt		368,625	305,035
Less current portion		(35,665)	(35)
Total long-term debt		$332,960	$305,000

Subsequent to September 30, 2012, and as of November 9, 2012, we borrowed an additional $13.7 million pursuant to our revolving credit facility.

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with one remaining offshore platform previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the oil and gas properties when the liabilities are satisfied.

The changes in the asset retirement obligations during the three and nine month periods ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,
	2012	2011
	(In Thousands)

Beginning balance for the period, as reported	$113,138	$144,525
Activity in the period:
Accretion of liability	285	631
Revisions in estimated cash flows	9,187	14,311
Settlement of retirement obligations	(23,104)	(25,872)
Ending balance as of September 30	$99,506	$133,595

	Nine Months Ended September 30,
	2012	2011
	(In Thousands)

Beginning balance for the period, as reported	$139,835	$272,815
Activity in the period:
Accretion of liability	1,306	3,789
Revisions in estimated cash flows	19,293	40,120
Settlement of retirement obligations	(60,928)	(183,129)
Ending balance as of September 30	$99,506	$133,595

Revisions in estimated cash flows during the third quarter of 2012 resulted primarily from additional work anticipated to be required on Maritech’s offshore oil and gas properties. Settlements of retirement obligations during the three and nine month periods ended September 30, 2011, include approximately $3.3 and $122.0 million, respectively, of obligations associated with oil and gas properties sold by Maritech during these periods.

NOTE E – HEDGE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facilities, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. Prior to the sale of substantially all of our remaining Maritech oil and gas properties in May 2011, we utilized cash flow commodity hedge transactions to reduce our exposure related to the volatility of oil and gas prices. These cash flow commodity hedge contracts were liquidated in the second quarter of 2011. For these and other hedge contracts, we formally document the relationships between hedging instruments and hedged items, as well as our risk management objectives, our strategies for undertaking various hedge transactions, and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment, or forecasted transaction. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

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

Pretax gains and losses associated with oil and gas derivative swap contracts for the nine month periods ended September 30, 2011, are summarized below:

	Nine Months Ended September 30, 2011
Derivative Swap Contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive
income into product sales revenue (effective portion)	$1,177	$–	$1,177
Amount of pretax gain (loss) from change in derivative fair value
recognized in other comprehensive income	(7,854)	–	(7,854)
Amount of pretax gain (loss) recognized in other income (expense)
(ineffective portion)	(13,947)	–	(13,947)

Other Hedge Contracts

In July 2012, we borrowed 10.0 million euros (approximately $12.9 million equivalent as of September 30, 2012) and designated the borrowing as a hedge of our net investment in our European operations. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $0.5 million, net of taxes, at September 30, 2012, with no ineffectiveness recorded.

NOTE F – EQUITY

Changes in equity for the three and nine month periods ended September 30, 2012 and 2011, are as follows:

	Three Months Ended September 30,
	2012			2011
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
	(In Thousands)

Beginning balance for the period	$540,794	$41,329	$582,123	$558,628	$42,980	$601,608
Net income	7,713	889	8,602	1,387	567	1,954
Changes in commodity derivatives, net of
taxes of $0	–	–	–	–	–	–
Foreign currency translation adjustment, net of tax
benefit of $41 and $1,825, respectively	5,074	–	5,074	(9,132)	–	(9,132)
Exercise of common stock options	61	–	61	492	–	492
Issuance of Compressco Partners common
units, net of offering costs	–	–	–	–	(629)	(629)
Distributions to public unitholders	–	(1,094)	(1,094)	–	(125)	(125)
Equity-based compensation	2,476	664	3,140	1,277	–	1,277
Treasury stock and other	1	74	75	(190)	–	(190)
Excess tax benefit from
equity compensation	(1,493)	–	(1,493)	(126)	–	(126)
Ending balance as of September 30,	$554,626	$41,862	$596,488	$552,336	$42,793	$595,129

	Nine Months Ended September 30,
	2012			2011
		Noncontrolling			Noncontrolling
	TETRA	Interest	Total	TETRA	Interest	Total
	(In Thousands)

Beginning balance for the period	$527,146	$41,942	$569,088	$516,323	$–	$516,323
Net income	19,968	1,962	21,930	29,246	662	29,908
Changes in commodity derivatives, net of
taxes of $1,578	–	–	–	2,663	–	2,663
Foreign currency translation adjustment, net of tax
benefit of $892 and $1,055, respectively	2,054	–	2,054	(3,419)	–	(3,419)
Exercise of common stock options	819	–	819	3,297	–	3,297
Issuance of Compressco Partners common
units, net of offering costs	–	–	–	–	42,256	42,256
Distributions to public unitholders	–	(3,369)	(3,369)	–	(125)	(125)
Equity-based compensation	6,080	1,313	7,393	4,417	–	4,417
Treasury stock and other	(145)	14	(131)	(1,459)	–	(1,459)
Excess tax benefit from
equity compensation	(1,296)	–	(1,296)	1,268	–	1,268
Ending balance as of September 30,	$554,626	$41,862	$596,488	$552,336	$42,793	$595,129

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

The Compressco segment provides compression-based production enhancement services, including both conventional wellhead compression services and unconventional compression services, and in certain markets, well monitoring and sand separation services. Compressco provides these services throughout many of the onshore producing regions of the United States, as well as certain basins in Mexico, Canada, and certain countries in South America, Europe, Asia, and other international locations. Beginning June 20, 2011, following the initial public offering of Compressco Partners, L.P. (Compressco Partners), we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$56,485	$46,680	$190,756	$174,614
Production Enhancement Division
Production Testing	–	–	–	–
Compressco	1,518	3,326	3,737	8,329
Total Production Enhancement Division	1,518	3,326	3,737	8,329
Offshore Division
Offshore Services	2,289	1,348	5,166	3,475
Maritech	1,305	1,871	4,949	78,620
Total Offshore Division	3,594	3,219	10,115	82,095
Consolidated	$61,597	$53,225	$204,608	$265,038

Services and rentals
Fluids Division	$18,735	$18,709	$53,517	$56,900
Production Enhancement Division
Production Testing	56,033	37,060	144,645	102,008
Compressco	27,413	21,674	73,134	60,881
Intersegment eliminations	(624)	–	(624)	–
Total Production Enhancement Division	82,822	58,734	217,155	162,889
Offshore Division
Offshore Services	76,513	87,187	199,407	224,027
Maritech	–	74	150	729
Intersegment eliminations	(5,764)	(16,619)	(25,479)	(50,656)
Total Offshore Division	70,749	70,642	174,078	174,100
Corporate overhead	83	124	333	166
Consolidated	$172,389	$148,209	$445,083	$394,055

Intersegment revenues
Fluids Division	$1	$26	$128	$74
Production Enhancement Division
Production Testing	–	–	–	1
Compressco	–	–	–	–
Total Production Enhancement Division	–	–	–	1
Offshore Division
Offshore Services	–	–	–	3
Maritech	–	–	–	–
Intersegment eliminations	–	–	–	–
Total Offshore Division	–	–	–	3
Intersegment eliminations	(1)	(26)	(128)	(78)
Consolidated	$–	$–	$–	$–

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2011		2012		2011
	(In Thousands)
Total revenues
Fluids Division	$75,221		$65,415		$244,401		$231,588
Production Enhancement Division
Production Testing	56,033		37,060		144,645		102,009
Compressco	28,931		25,000		76,871		69,210
Intersegment eliminations	(624)		–		(624)		–
Total Production Enhancement Division	84,340		62,060		220,892		171,219
Offshore Division
Offshore Services	78,802		88,535		204,573		227,505
Maritech	1,305		1,945		5,099		79,349
Intersegment eliminations	(5,764)		(16,619)		(25,479)		(50,656)
Total Offshore Division	74,343		73,861		184,193		256,198
Corporate overhead	83		124		333		166
Intersegment eliminations	(1)		(26)		(128)		(78)
Consolidated	$233,986		$201,434		$649,691		$659,093
Income (loss) before taxes and
discontinued operations
Fluids Division	$8,460		$5,127		$33,884		$23,921
Production Enhancement Division
Production Testing	11,114		9,603		27,961		24,674
Compressco	6,356		3,875		14,511		11,689
Total Production Enhancement Division	17,470		13,478		42,472		36,363
Offshore Division
Offshore Services	12,108		13,466		22,839		22,667
Maritech	(9,231)		(15,605)		(19,938)		18,398
Intersegment eliminations	–		–		–		1,747
Total Offshore Division	2,877		(2,139)		2,901		42,812
Corporate overhead	(15,731)	(1)	(13,636)	(1)	(45,989)	(1)	(56,753)	(1)
Consolidated	$13,076		$2,830		$33,268		$46,343

	September 30,
	2012		2011
	(In Thousands)
Total assets
Fluids Division	$367,925		$375,070
Production Enhancement Division
Production Testing	343,916		112,636
Compressco	217,915		215,363
Total Production Enhancement Division	561,831		327,999
Offshore Division
Offshore Services	243,724		239,601
Maritech	50,486		51,040
Intersegment eliminations	–		(55)
Total Offshore Division	294,210		290,586
Corporate overhead	54,428	(2)	250,827	(2)
Consolidated	$1,278,394		$1,244,482

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In Thousands)

General and administrative expense	$10,442	$8,314	$29,600	$26,964
Depreciation and amortization	855	752	2,588	2,166
Interest expense	4,155	4,219	12,391	12,713
Other general corporate (income) expense, net	279	351	1,410	14,910
Total	$15,731	$13,636	$45,989	$56,753

(2)	Includes assets of discontinued operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Our consolidated revenues and gross profit for the quarter ended September 30, 2012, reflect the growth of our Production Testing, Compressco, and Fluids segments compared to the prior year period. In particular, the results of our Production Testing segment for the current year period include the impact of its acquisitions of Optima Solutions Holdings Limited (Optima), and the assets and operations of Eastern Reservoir Services (ERS), and Greywolf Production Systems, Inc. and GPS Ltd. (together Greywolf), all of which were acquired during the first three quarters of 2012. These acquisitions contributed aggregate revenues and earnings before taxes, excluding transaction costs, during the quarter of $21.5 million and $4.8 million, respectively. Our Compressco segment, primarily through the Compressco Partners, L.P. subsidiary (Compressco Partners), reflected growth in revenues and profitability during the current year quarter compared to the prior year period, primarily as a result of increased Latin America activity. Our Fluids segment also reported increased revenues and profitability compared to the prior year period, primarily due to increased clear brine fluids (CBF) product sales due to increased activity in the Gulf of Mexico, as permitting and well completion activity has increased. Partially offsetting the growth in these segments, our Offshore Services segment reported decreased profitability during the current year quarter due to a number of factors, including weather disruptions, customer project delays, and pricing pressures. Following the sales of its oil and gas producing properties, our Maritech segment now generates minimal revenues. Increased gross profit was partially offset by increased general and administrative expense, primarily due to the above mentioned acquisitions.

The consideration for the Optima, ERS, and Greywolf acquisitions during 2012 consisted of aggregate cash of approximately $163.0 million. The majority of the aggregate consideration for these acquisitions was funded from available cash, although, during the third quarter of 2012, we borrowed approximately $57.2 million under our revolving credit facility to fund a portion of the purchase price for Greywolf acquisition, and for general corporate purposes. Each of these acquisitions represents a strategic expansion of our Production Testing segment. In addition, subsequent to September 30, 2012, and through November 9, 2012, we borrowed approximately $13.7 million for working capital purposes.

Our future operating cash flows, as well as revenues and profitability levels, are largely dependent on the level of oil and gas industry activity in the markets we serve, and they are significantly affected by oil and natural gas commodity prices. Given that these commodity prices have decreased from late 2011 levels, our capital expenditure and acquisition plans are being reviewed carefully in light of the activity levels of our businesses. Following the above mentioned borrowings, as of November 9, 2012, we have approximately $198.6 million available under our revolving credit facility if needed to fund additional working capital requirements, capital expenditure plans, or additional acquisitions. We will continue to review additional suitable acquisition candidates as a part of our continuing growth strategy. Future acquisitions could be funded by existing cash balances, funds borrowed under our bank revolving credit facility, the issuance of additional debt or equity, or other sources of capital.

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

As of September 30, 2012, and during a portion of the third quarter of 2012, our market capitalization was below the recorded net book value of our equity, including goodwill. The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over an entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of a single share of that entity’s common stock. Therefore, a control premium was estimated based on observed mergers and acquisitions in our industry. We have estimated the fair value of each of our reporting units and compared the aggregate fair value of our reporting units to our market capitalization after applying an estimated control premium. Such aggregate fair value exceeded our net book value, however, because the estimated fair value of our Offshore Services reporting unit currently exceeds its carrying value by approximately 13.7%, there is a reasonable possibility that all or a portion of Offshore Service’s goodwill of approximately $3.9 million may be impaired in a future period, and the impact of such impairment may be material. Specific uncertainties affecting the estimated fair value of our Offshore Services reporting unit include the prices received for the segment’s services, the rate of future growth of the segment’s business, demand and utilization for the segment’s heavy lift barges and other service vessels, levels of competition, and the segment’s ability to expand its services to other markets.

Results of Operations

Three months ended September 30, 2012 compared with three months ended September 30, 2011.

Consolidated Comparisons

	Three Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$233,986	$201,434	$32,552	16.2%
Gross profit	50,883	35,668	15,215	42.7%
Gross profit as a percentage of revenue	21.7%	17.7%
General and administrative expense	34,210	27,506	6,704	24.4%
General and administrative expense as a
percentage of revenue	14.6%	13.7%
Interest expense, net	4,258	4,085	173	4.2%
(Gain) loss on sale of assets	129	525	(396)
Other (income) expense, net	(790)	722	(1,512)
Income before taxes and discontinued operations	13,076	2,830	10,246	362.0%
Income before taxes and discontinued
operations as a percentage of revenue	5.6%	1.4%
Provision for income taxes	4,475	870	3,605	414.4%
Income before discontinued operations	8,601	1,960	6,641	338.8%
Income (loss) from discontinued operations,
net of taxes	1	(6)	7
Net income	8,602	1,954	6,648	340.2%
Net income attributable to noncontrolling interest	(889)	(567)	(322)
Net income attributable to TETRA stockholders	$7,713	$1,387	$6,326	456.1%

Consolidated revenues and gross profit for the quarter ended September 30, 2012, increased compared to the prior year period due to increased revenues and profitability for the Production Testing, Compressco, and Fluids segments. The increase in our Production Testing segment was primarily due to the acquisitions of Optima, ERS, and Greywolf during the first nine months of 2012, which generated approximately $21.5 million of revenues and approximately $6.4 million of gross profit. Our Compressco segment reported increased revenues and gross profit compared to the prior year period primarily due to increased activity in Latin America. Fluids revenues and gross profit also increased primarily due to an increase in clear brine fluids (CBF) product sales due to increased well completion activity in the domestic offshore business. While our Offshore Services segment reported decreased revenues and gross profit overall, it reported increased third party revenues due to the increased decommissioning revenues generated from the heavy lift derrick barge acquired in 2011, although decreased diving and abandonment services pricing and activity levels, weather disruptions, and customer project delays largely offset this increase. Our Maritech segment reported a decreased loss due to decreased excess decommissioning costs as compared to the prior year period.

Consolidated general and administrative expenses increased by $6.7 million during the third quarter of 2012 compared to the prior year period and included a $2.1 million increase of corporate general and administrative expenses. In addition, there was a $2.2 million increase in general and administrative expense by our Production Testing segment as a result of its growth from acquisitions and including approximately $0.9 million of acquisition transaction costs during the period. The increase in corporate general and administrative expense is primarily due to increased compensation costs, including approximately $0.7 million of increased equity compensation from the impact of severance costs during the period. The Fluids segment general and administrative expense increased $1.1 million primarily as a result of increased professional fees and personnel-related costs. By type of cost, consolidated general and administrative expenses increased due to approximately $5.8 million of increased personnel-related costs, approximately $0.8 million of increased professional costs, $0.1 million of increased insurance and taxes expense, and approximately $0.5 million of increased office and other general expenses, partially offset by $0.6 million of decreased bad debt expense.

Consolidated interest expense increased by $0.2 million during the third quarter of 2012 compared to the prior year period. This increase is due to the increased borrowings during the 2012 third quarter, and such increase in interest expense compared to the prior year period is expected to continue going forward.

Consolidated other income was $0.8 million during the third quarter of 2012 compared to an expense of $0.7 million in the corresponding 2011 period. This is primarily due to increased earnings from an unconsolidated joint venture.

Our provision for income taxes during the third quarter of 2012 increased due to increased earnings during the current year period.

Divisional Comparisons

Fluids Division

	Three Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$75,221	$65,415	$9,806	15.0%
Gross profit	15,622	11,313	4,309	38.1%
Gross profit as a percentage of revenue	20.8%	17.3%
General and administrative expense	7,683	6,597	1,086	16.5%
General and administrative expense as a
percentage of revenue	10.2%	10.1%
Interest (income) expense, net	(9)	27	(36)
Other (income) expense, net	(512)	(438)	(74)
Income before taxes and discontinued operations	$8,460	$5,127	$3,333	65.0%
Income before taxes and discontinued
operations as a percentage of revenue	11.2%	7.8%

The increase in Fluids Division revenues during the third quarter of 2012 compared to the prior year period was primarily due to an $11.9 million increase in domestic revenues. This increase was due to an increase in clear brine fluids (CBF) product sales from increased Gulf of Mexico activity, as well completion activities have increased compared to the prior year period. In addition, international product sales revenues increased primarily due to increased activity in the Eastern Hemisphere. Partially offsetting these increases was approximately $3.4 million of decreased revenue from manufactured products, primarily domestically. This was due to increased competition for domestic calcium chloride products. Services revenues were flat compared to the prior year quarter.

Fluids Division gross profit increased compared to the prior year period, primarily as a result of the increased Gulf of Mexico product sales discussed above. This increase was partially offset by decreased gross profit from the Division’s European manufactured products operation, which was impacted by the partial shut down of the calcium chloride plant, causing reduced production efficiencies and increased costs in the third quarter.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and despite increased administrative costs. Fluids Division administrative costs increased primarily due to increased professional fees and personnel-related costs.

Production Enhancement Division

Production Testing Segment

	Three Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$56,033	$37,060	$18,973	51.2%
Gross profit	15,661	12,893	2,768	21.5%
Gross profit as a percentage of revenue	27.9%	34.8%
General and administrative expense	5,695	3,487	2,208	63.3%
General and administrative expense as
a percentage of revenue	10.2%	9.4%
Interest (income) expense, net	(75)	(25)	(50)
Other (income) expense, net	(1,073)	(172)	(901)
Income before taxes and discontinued operations	$11,114	$9,603	$1,511	15.7%
Income before taxes and discontinued
operations as a percentage of revenue	19.8%	25.9%

Production Testing revenues increased during the third quarter of 2012 compared to the prior year period. This increase was mainly a result of the acquisitions of Optima, ERS, and Greywolf during 2012, which generated on a combined basis approximately $21.5 million of revenues during the period. These acquisitions represent a strategic expansion of the services offered or the geographic markets served by the Production Testing segment and are expected to result in increased revenues going forward compared to the prior year period. Excluding the impact of these acquisitions, revenues decreased by $2.5 million as compared to the prior year period, primarily due to the impact of lower natural gas prices domestically compared to the prior year period, which reduced demand in certain of the markets we serve. Increased revenues in South America and the Eastern Hemisphere were offset by decreased revenues in Mexico, where demand for certain of the segment’s production testing services has decreased and been offset, on a consolidated basis, by increased demand for well monitoring services by our Compressco segment.

Production Testing segment gross profit increased during the third quarter of 2012 due to approximately $6.4 million of gross profit from the acquisitions discussed above. This increase from acquisitions was partially offset by decreased gross profit due to the decreased activity levels in certain domestic markets, increased labor costs, and the decreased production testing activity in Mexico compared to the prior year period.

Production Testing income before taxes increased due to the increased gross profit discussed above as well as due to increased other income that resulted from increased earnings from an unconsolidated joint venture and increased foreign currency gains. These increases were partially offset by increased administrative expenses due primarily to increased personnel-related costs associated with the Optima and Greywolf acquisitions as well as from acquisition transaction costs during the period.

Compressco Segment

	Three Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$28,931	$25,000	$3,931	15.7%
Gross profit	11,806	8,788	3,018	34.3%
Gross profit as a percentage of revenue	40.8%	35.2%
General and administrative expense	5,002	4,320	682	15.8%
General and administrative expense as
a percentage of revenue	17.3%	17.3%
Interest (income) expense, net	24	(9)	33
Other (income) expense, net	424	602	(178)
Income before taxes and discontinued operations	$6,356	$3,875	$2,481	64.0%
Income before taxes and discontinued
operations as a percentage of revenue	22.0%	15.5%

The increase in Compressco revenues compared to the prior year period was due to an increase of $5.7 million of service revenues resulting from increased activity, particularly in Latin America. While there are uncertainties in Latin America that could affect operations, including the renewal of certain customer contracts, we expect revenues from our Latin American operations to continue to exceed the corresponding prior year period. Partially offsetting this increase was a $1.8 million decrease from sales of compressor units and parts during the third quarter compared to the prior year. Compressco has increased its compressor fleet in Latin America to serve the increasing demand.

Compressco gross profit increased during the third quarter of 2012 compared to the prior year period primarily due to the increased Latin America activity discussed above, an increase in overall average compressor unit utilization from 77.6% to 82.0%, and continuing reductions in domestic operating expenses.

Income before taxes for Compressco increased during the third quarter of 2012 compared to the prior year period due to the increased gross profit discussed above, despite increased administrative expenses. The increase in Compressco’s administrative expense is primarily due to increased equity compensation expense arising from current year equity grants by Compressco Partners and the impact of a severance agreement.

Offshore Division

Offshore Services Segment

	Three Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$78,802	$88,535	$(9,733)	(11.0)%
Gross profit	17,492	17,669	(177)	(1.0)%
Gross profit as a percentage of revenue	22.2%	20.0%
General and administrative expense	4,932	4,063	869	21.4%
General and administrative expense as a
percentage of revenue	6.3%	4.6%
Interest (income) expense, net	28	–	28
Other (income) expense, net	424	140	284
Income before taxes and discontinued operations	$12,108	$13,466	$(1,358)	(10.1)%
Income before taxes and discontinued
operations as a percentage of revenue	15.4%	15.2%

Revenues from our Offshore Services segment decreased during the third quarter of 2012 compared to the prior year quarter, primarily due to a decrease in the work performed for Maritech during the current period. Increased decommissioning services revenues, including those from the TETRA Hedron heavy lift barge purchased during 2011, were more than offset by decreased diving and abandonment revenue during the current year period. In addition to the continuing challenges of pricing pressures, reduced activity levels, reduced number of leased vessels, and project delays experienced by several of the Offshore Services segment’s customers, the segment also experienced weather disruptions during the current year quarter as a result of Hurricane Isaac. In addition, approximately $2.6 million of prior year period revenues were associated with certain abandonment assets that were sold during the first quarter of 2012. Approximately $5.8 million of Offshore Services revenues were from work performed for Maritech during the third quarter of 2012, compared to $16.6 million of such work in the prior year period, as Maritech continues to decommission and abandon its remaining oil and gas platform structures. These intercompany revenues are eliminated in consolidation.

Gross profit for the Offshore Services segment during the third quarter of 2012 slightly decreased as compared to the prior year period, primarily due to decreased profitability in its diving services business and despite approximately $3.2 million of due diligence and start up costs during the prior year period associated with the purchase of the TETRA Hedron. This decrease in profitability in the segment’s diving services business is due to the continuing challenges in the Gulf of Mexico market, which has resulted in decreased pricing compared to the prior year period This decrease was partially offset by increased profitability in the segment’s decommissioning operations, mostly from the impact of the TETRA Hedron, which began operations in the fourth quarter of 2011, and from decreased operating expenses by the segment’s offshore abandonment business. The Offshore Services segment has accelerated its cost reduction efforts. While there are indications that Gulf of Mexico federal permitting delays are decreasing, the segment is nevertheless focused on reducing its cost structure.

Offshore Services segment income before taxes decreased primarily due to increased administrative costs and due to reduced gross profit discussed above. Offshore Services administrative costs increased primarily due to increased worker’s compensation related expenses incurred during the period.

Maritech Segment

	Three Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$1,305	$1,945	$(640)	(32.9)%
Gross profit (loss)	(8,927)	(14,369)	5,442	37.9%
Gross profit (loss) as a percentage of revenue	(684.1)%	(738.8)%
General and administrative expense	457	724	(267)	(36.9)%
General and administrative expense as
a percentage of revenue	35.0%	37.2%
Interest (income) expense, net	9	41	(32)
Other (income) expense, net	(162)	471	(633)
Income (loss) before taxes and
discontinued operations	$(9,231)	$(15,605)	$6,374	(40.8)%
Income (loss) before taxes and discontinued
operations as a percentage of revenue	(707.4)%	(802.3)%

 As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues for the third quarter of 2012 and 2011 are negligible and are expected to continue to be negligible.

Maritech gross loss decreased during the third quarter of 2012 compared to the prior year period, despite decreased revenues, primarily due to approximately $5.2 million of decreased excess decommissioning expense associated with Maritech’s remaining decommissioning liabilities.

The decrease in Maritech’s pretax loss during the third quarter of 2012 compared to the prior year period is primarily due to the decreased gross loss discussed above and due to a decrease in administrative costs. This decrease in administrative expenses is due to the reduction in the segment’s headcount, which more than offset the decrease in administrative costs billed to joint owners. In addition, adjustments to the gains on oil and gas property sales resulted in increased other income during the quarter compared to the prior year period.

Corporate Overhead

	Three Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(771)	$(626)	$(145)	(23.2)%
General and administrative expense	10,442	8,314	2,128	25.6%
Interest (income) expense, net	4,281	4,050	231
Other (income) expense, net	237	646	(409)
(Loss) before taxes and discontinued
operations	$(15,731)	$(13,636)	$(2,095)	(15.4)%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011, we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead increased during the third quarter of 2012 compared to the prior year period, primarily due to increased general and administrative expenses, which was largely due to approximately $2.1 million of increased salaries and equity compensation. This increase includes the impact of severance costs, including approximately $0.7 million of equity compensation costs, associated with our previous chief financial officer. Interest expense increased due to increased borrowings during the third quarter of 2012. Other expense decreased due to increased foreign currency gains during the current year period.

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011.

Consolidated Comparisons

	Nine Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$649,691	$659,093	$(9,402)	(1.4)%
Gross profit	136,386	97,845	38,541	39.4%
Gross profit as a percentage of revenue	21.0%	14.8%
General and administrative expense	96,567	84,274	12,293	14.6%
General and administrative expense as a
percentage of revenue	14.9%	12.8%
Interest expense, net	12,493	12,361	132	1.1%
(Gain) loss on sale of assets	(3,135)	(59,784)	56,649
Other (income) expense, net	(2,807)	14,651	(17,458)
Income before taxes and discontinued operations	33,268	46,343	(13,075)	(28.2)%
Income before taxes and discontinued
operations as a percentage of revenue	5.1%	7.0%
Provision for income taxes	11,341	16,372	(5,031)	(30.7)%
Income before discontinued operations	21,927	29,971	(8,044)	(26.8)%
Income (loss) from discontinued operations,
net of taxes	3	(63)	66
Net income	21,930	29,908	(7,978)	(26.7)%
Net income attributable to noncontrolling interest	(1,962)	(662)	(1,300)
Net income attributable to TETRA stockholders	$19,968	$29,246	$(9,278)	(31.7)%

Consolidated revenues for the nine months ended September 30, 2012, decreased compared to the prior year period despite the growth and increased activity for many of our businesses. In particular, the acquisitions of Optima, ERS, and Greywolf contributed $37.0 million of increased revenues for our Production Testing segment during the 2012 period, along with $13.3 million of increased gross profit. In addition, our Production Testing segment also reported increased revenues compared to the prior year period due to increased domestic drilling activity, particularly in the shale reservoir markets it serves. Our Fluids segment’s revenue and gross profit growth was also due to increased industry activity, which resulted in increased CBF product sales, and more than offset the decreased product sales by the segment’s manufactured products businesses. Compressco also reported increased revenues, primarily due to increased activity and demand in Latin America. These increased revenues were more than offset, however, by the $74.3 million decrease in Maritech revenues due to the sale of substantially all of its oil and gas producing properties during 2011 and early 2012. In addition, increased Offshore Services revenues from third party customers as a result of the 2011 purchase of a heavy lift barge were largely offset by decreased diving and abandonment services revenue, and the segment’s gross profit decreased primarily due to decreased diving and cutting services profitability. Overall gross profit increased, however, primarily due to significant impairments and excess decommissioning costs recorded by Maritech during the prior year period, as well as the increased profitability of our Fluids, Production Testing, and Compressco segments.

Consolidated general and administrative expenses increased by $12.3 million during the first nine months of 2012 compared to the prior year period, primarily due to a $5.8 million increase by our Production Testing segment, a $3.9 million increase by our Compressco segment, and a $2.6 million increase by our Corporate segment. Production Testing segment administrative expenses increased as a result of acquisitions completed during the first nine months of 2012, including approximately $2.5 million of associated transaction costs. Compressco administrative expenses increased as a result of administrative and public company costs associated with Compressco Partners being a separate, publicly traded limited partnership. Corporate general and administrative expenses increased primarily due to personnel-related costs. These increases were partially offset by decreased Maritech administrative costs, which more than offset Maritech’s decreased billings to joint owners. By type of cost, general and administrative expenses increased due to approximately $8.6 million of increased employee related costs, approximately $3.4 million of increased professional fee expenses, approximately $0.7 million of increased insurance and taxes expense, and approximately $0.9 million of increased office expenses. These increases in consolidated general and administrative expenses were partially offset by a decrease of approximately $1.5 million of other general expenses, including decreased provision for doubtful accounts. The increased professional fee expenses included the $2.5 million of acquisition transaction costs and $0.4 million of increased Compressco public company costs.

Consolidated net interest expense increased by $0.1 million compared to the prior year. This increase is due to increased borrowings during the third quarter, and such increase compared to the prior year period is expected to continue going forward.

Consolidated other income increased during the first nine months of 2012 compared to the prior year period, primarily due to $14.2 million of hedge ineffectiveness losses recorded during the prior year period. Consolidated other income also includes approximately $4.2 million of increased earnings from an unconsolidated joint venture compared to the prior year period. In addition, during the 2011 period, Maritech recorded gains on sales of its oil and gas properties, including approximately $58.2 million from a sale of approximately 79% of its oil and gas producing properties during the second quarter of 2011. Gains on sales of assets during 2012 consist primarily of the $4.1 million gain recorded by our Offshore Services segment during the first quarter from the sale of certain abandonment assets.

Our provision for income taxes decreased during the first nine months of 2012 compared to the prior year period due to decreased net earnings for the current year period, primarily as a result of the $58.2 million gain from Maritech’s sale of oil and gas properties in 2011.

Divisional Comparisons

Fluids Division

	Nine Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$244,401	$231,588	$12,813	5.5%
Gross profit	54,869	43,698	11,171	25.6%
Gross profit as a percentage of revenue	22.5%	18.9%
General and administrative expense	22,554	20,363	2,191	10.8%
General and administrative expense as a
percentage of revenue	9.2%	8.8%
Interest (income) expense, net	52	57	(5)
Other (income) expense, net	(1,621)	(643)	(978)
Income before taxes and discontinued operations	$33,884	$23,921	$9,963	41.6%
Income before taxes and discontinued
operations as a percentage of revenue	13.9%	10.3%

The increase in Fluids Division revenues during the first nine months of 2012 compared to the prior year period was primarily due to a $16.1 million net increase in product sales revenues. This increase was due to approximately $28.4 million of increased clear brine fluids (CBFs) product sales revenues primarily due to increased domestic offshore well completion activity. This increase in CBF sales was partially offset by approximately $12.2 million of decreased revenue from manufactured products, primarily from decreased industrial demand due to weather and due to the reduced sales of dry calcium chloride following the shutdown of our Lake Charles pellet plant during mid-2011. The net increase in product sales revenues was partially offset by a $3.4 million decrease in services revenues due to decreased domestic frac water service activity in certain of the Division’s shale reservoir markets compared to the prior year.

Fluids Division gross profit increased compared to the prior year period primarily as a result of the increased domestic CBF revenues discussed above and from increased efficiency at our El Dorado, Arkansas, calcium chloride plant. These increases were partially offset by decreased gross profit from the Division’s European manufactured products operation, which was impacted by the decreased demand discussed above. In addition, the Division’s European calcium chloride plant experienced reduced production levels and higher costs during the third quarter of 2012 associated with equipment repairs and the partial shut down of its calcium chloride plant.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and increased other income, despite increased administrative costs. Other income increased primarily due to increased income from an unconsolidated joint venture and foreign currency exchange gains. Fluids Division administrative costs increased, primarily due to increased personnel-related costs.

Production Enhancement Division

Production Testing Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$144,645	$102,009	$42,636	41.8%
Gross profit	41,016	33,950	7,066	20.8%
Gross profit as a percentage of revenue	28.4%	33.3%
General and administrative expense	16,300	10,477	5,823	55.6%
General and administrative expense as
a percentage of revenue	11.3%	10.3%
Interest (income) expense, net	(44)	(61)	17
Other (income) expense, net	(3,201)	(1,140)	(2,061)
Income before taxes and discontinued operations	$27,961	$24,674	$3,287	13.3%
Income before taxes and discontinued
operations as a percentage of revenue	19.3%	24.2%

Production Testing revenues increased during the first nine months of 2012 as compared to the prior year period primarily due to an increase of approximately $37.0 million from the acquisitions of Optima, ERS, and Greywolf during 2012. These acquisitions have resulted in the Production Testing segment increasing its scope of services and expanding its operations into strategic geographic markets. In addition, the segment reflected revenues from increased domestic drilling in many of the segment’s shale reservoir markets compared to the prior year period. These increases, along with increased revenues from the segment’s Eastern Hemisphere operations, were partially offset by decreased revenues in Mexico, where demand for certain of the segment’s production testing services has decreased and been offset, on a consolidated basis, by increased demand for well monitoring services by our Compressco segment.

Production Testing segment gross profit increased during the first nine months of 2012 compared to the prior year period, primarily due to approximately $13.3 million of increased gross profit from the acquisitions discussed above. Excluding the increased gross profit from these acquisitions, the impact from increased domestic activity was more than offset by increased operating expenses. In addition, profitability of the segment’s international operations decreased compared to the prior year period as a result of the decreased production testing activity in Mexico.

Production Testing income before taxes increased due to the increased gross profit discussed above, as well as due to increased other income, which was primarily due to increased earnings from an unconsolidated joint venture and from increased foreign currency gains. These increases were partially offset by increased administrative expenses resulting from increased personnel-related costs associated with the acquisitions, as well as approximately $2.5 million of acquisition transaction costs expensed during the period.

Compressco Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$76,871	$69,210	$7,661	11.1%
Gross profit	28,928	22,332	6,596	29.5%
Gross profit as a percentage of revenue	37.6%	32.3%
General and administrative expense	13,728	9,836	3,892	39.6%
General and administrative expense as
a percentage of revenue	17.9%	14.2%
Interest (income) expense, net	2	(11)	13
Other (income) expense, net	687	818	(131)
Income before taxes and discontinued operations	$14,511	$11,689	$2,822	24.1%
Income before taxes and discontinued
operations as a percentage of revenue	18.9%	16.9%

The increase in Compressco revenues compared to the prior year period was primarily due to an increase of $12.3 million of service revenues resulting from increased activity, particularly in Latin America. While there are uncertainties in Latin America that could affect operations, including the renewal of certain customer contracts, we expect revenues from our Latin American operations to continue to exceed the corresponding prior year period. Partially offsetting this increase was a $4.6 million decrease from sales of compressor units and parts during the first nine months of 2012 compared to the prior year period. Compressco has expanded its fleet in Latin America to serve the increasing demand.

Compressco gross profit increased during the first nine months of 2012 compared to the prior year period, primarily due to the increased Latin America activity discussed above, an increase in overall average compressor unit utilization from 75.7% to 81.9%, and also due to continuing reductions in domestic operating expenses.

Income before taxes for Compressco increased during the first nine months of 2012 compared to the prior year period due to the increased gross profit discussed above, despite increased administrative expenses. Compressco’s administrative expenses reflect increased administrative staff and professional fee expenses associated with being a separate publicly traded limited partnership. In addition, administrative expenses during the current year period reflect increased equity compensation expense arising from current year equity grants by Compressco Partners and the impact of a severance agreement. In addition, beginning in June 2011, general and administrative expense also includes the allocation of a portion of our corporate administrative expenses to Compressco Partners pursuant to our Omnibus Agreement with Compressco Partners.

Offshore Division

Offshore Services Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$204,573	$227,505	$(22,932)	(10.1)%
Gross profit	31,511	33,439	(1,928)	(5.8)%
Gross profit as a percentage of revenue	15.4%	14.7%
General and administrative expense	12,562	11,882	680	5.7%
General and administrative expense as a
percentage of revenue	6.1%	5.2%
Interest (income) expense, net	82	–	82
Other (income) expense, net	(3,972)	(1,110)	(2,862)
Income before taxes and discontinued operations	$22,839	$22,667	$172	0.8%
Income before taxes and discontinued
operations as a percentage of revenue	11.2%	10.0%

Revenues from our Offshore Services segment decreased during the first nine months of 2012 compared to the prior year period, primarily due to a decrease in the work performed for Maritech during the current year period. Increased decommissioning services revenues, including those from the heavy lift barge purchased during 2011, were partially offset by decreased diving, abandonment, and cutting services revenues during the current year period. In addition to the continuing challenges of pricing pressures, reduced activity levels, reduced number of leased vessels, and project delays experienced by several of the Offshore Services segment’s customers, the segment also experienced weather disruptions during the current year period, particularly from Tropical Storm Debby and Hurricane Isaac. Diving services revenues were also negatively affected by certain vessel repairs scheduled during the first quarter of the current year period. In addition, revenues decreased due to the 2011 and early 2012 sales of certain of the segment’s abandonment assets and operations, which generated approximately $11.8 million in revenues during the prior year period. Approximately $25.5 million of Offshore Services revenues were from work performed for Maritech during the first nine months of 2012, compared to $50.7 million of such work in the prior year period. Maritech plans to continue to aggressively decommission and abandon its remaining oil and gas platform structures. These intercompany revenues are eliminated in consolidation.

Gross profit for the Offshore Services segment during the first nine months of 2012 decreased as compared to the prior year period, despite approximately $5.5 million of due diligence and start up costs during the prior year period associated with the purchase of the TETRA Hedron. This decrease in gross profit was primarily due to decreased profitability of our diving and cutting services operations, which largely resulted from decreased pricing during the current year period. These decreases were partially offset by improved profitability of our abandonment operations.  The Offshore Services segment has accelerated its cost reduction efforts. While there are indications that Gulf of Mexico federal permitting delays are decreasing, the segment is nevertheless focused on reducing its cost structure.

Offshore Services segment income before taxes increased slightly in the current year period, as the reduced gross profit discussed above and the increased general and administrative expenses were offset by the gain on the sale of certain abandonment assets that generated approximately $4.1 million of other income during the first quarter of 2012.

Maritech Segment

	Nine Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$5,099	$79,349	$(74,250)	(93.6)%
Gross profit (loss)	(17,684)	(33,683)	15,999	47.5%
Gross profit (loss) as a percentage of revenue	(346.8)%	(42.4)%
General and administrative expense	1,824	4,751	(2,927)	(61.6)%
General and administrative expense as
a percentage of revenue	35.8%	6.0%
Interest (income) expense, net	10	61	(51)
Other (income) expense, net	420	(56,893)	57,313
Income (loss) before taxes and
discontinued operations	$(19,938)	$18,398	$(38,336)	(208.4)%
Income (loss) before taxes and discontinued
operations as a percentage of revenue	(391.0)%	23.2%

Maritech revenues decreased significantly during the first nine months of 2012 compared to the prior year period due to the sale of substantially all of its oil and gas reserves during 2011 and early 2012. In particular, the May 31, 2011, sale of oil and gas properties resulted in the sale of approximately 79% of Maritech’s proven reserves. Following the sales of almost all of its producing properties, Maritech revenues are expected to continue to be negligible.

Maritech gross loss decreased during the first nine months of 2012 compared to the prior year period, primarily due to reduced operating and depletion expenses associated with the sold properties. In addition, Maritech recorded $12.5 million of impairments and approximately $19.2 million of higher excess decommissioning costs associated with Maritech’s remaining decommissioning liabilities during the prior year period.

Maritech reported a pretax loss during the first nine months of 2012 compared to pretax income during the prior year period, primarily due to approximately $56.6 million ($58.5 million consolidated) of gains from sales of producing properties reported in the prior year period. This decrease in other income was partially offset by the decreased gross loss discussed above. In addition, Maritech reported decreased net administrative expenses during the current year period, primarily due to the reduction in its headcount following the sale of properties, and this decrease more than offset the decrease in administrative costs billed to joint owners.

Corporate Overhead

	Nine Months Ended
	September 30,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(2,254)	$(1,999)	$(255)	(12.8)%
General and administrative expense	29,600	26,964	2,636	9.8%
Interest (income) expense, net	12,391	12,315	76
Other (income) expense, net	1,744	15,475	(13,731)
(Loss) before taxes and discontinued
operations	$(45,989)	$(56,753)	$10,764	19.0%

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011, we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead decreased during the first nine months of 2012 compared to the prior year period. General and administrative expenses increased, largely due to approximately $1.9 million of increased salaries and equity compensation, which includes the impact of severance costs associated with our previous chief financial officer. In addition, professional fee expenses increased approximately $0.8 million and office expenses increased by approximately $0.2 million. These increases were partially offset by approximately $0.4 million of decreased tax expenses. The increase in administrative expenses was more than offset by decreased other expense, primarily resulting from a $13.9 million hedge ineffectiveness loss during the 2011 period. This hedge ineffectiveness loss was mainly due to the April 2011 liquidation of hedge derivative contracts, following the planned sale of a significant portion of Maritech oil and gas producing properties, which resulted in a $14.2 million charge to corporate other expense for hedge ineffectiveness during the second quarter of 2011.

Liquidity and Capital Resources

Our growth strategy includes the pursuit of suitable acquisitions and other opportunities to expand operations. During the nine month period ending September 30, 2012, we have spent approximately $163.0 million of cash on acquisitions. In March 2012, we spent approximately $65.0 million from our available cash to acquire the common stock of Optima, a provider of rig cooling services and associated products that suppress heat generated by high-rate flaring of hydrocarbons during well test operations. In April 2012, we spent an additional $42.5 million of our available cash to acquire the assets and operations of ERS, a domestic production testing and after-frac flow back operation. In July 2012, we spent an additional $55.5 million from available cash and borrowings to acquire the assets and operations of Greywolf, a North American production testing and after-frac flow back operation.  Each of these acquisitions has significantly and strategically expanded our Production Testing segment’s operations. To fund the acquisition of Greywolf in the third quarter of 2012, we borrowed $38.0 million along with an additional $6.3 million and 10.0 million euros (approximately $12.9 million equivalent at September 30, 2012) for general corporate purposes pursuant to our revolving credit facility. In addition to funding these acquisitions, during the nine months ended September 30, 2012, we spent $80.6 million on additional capital expenditures for our existing businesses. Subsequent to September 30, 2012, and through November 9, 2012, we borrowed an additional $13.7 million from our revolving credit facility for general corporate working capital purposes. Our future operating cash flows, as well as revenues and profitability levels, are largely dependent on the level of oil and gas industry activity in the markets we serve and are significantly affected by oil and natural gas commodity prices. Given that these commodity prices have decreased from late 2011 levels, our capital expenditure and acquisition plans are being reviewed carefully in light of the activity levels of our businesses. Although the use of approximately $163.0 million of cash on the above acquisitions significantly changes our liquidity position compared to December 31, 2011, we continue to have significant capital resources, including $198.6 million in availability under our revolving credit facility as of November 9, 2012.

Operating Activities

Cash flows used by operating activities totalled $17.4 million during the first nine months of 2012 compared to $48.4 million of cash generated by operating activities during the prior year period, a decrease of $65.8 million. This decrease in operating cash flows during 2012 compared to the prior year period primarily reflects decreased earnings, the increased use of operating cash flows for working capital during the current year period, and the sale by Maritech of substantially all of its oil and gas properties during the first nine months of 2011. Increased cash used for working capital during the first nine months of 2012 compared to the prior year period was mainly as a result of increased accounts receivable balances and the collection of federal tax refunds during the 2011 period.

During the past three years, Maritech has performed an extensive amount of well abandonment and decommissioning work associated with its offshore oil and gas production wells, platforms, and facilities. As of September 30, 2012, and following the sale of substantially all of its oil and gas producing properties, the estimated third-party discounted value, including an estimated profit, of Maritech’s decommissioning liabilities totalled $92.2 million. Our future operating cash flow will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Approximately $75.8 million of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liability is expected to occur over the twelve month period ending September 30, 2013. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with one offshore platform that was previously destroyed by hurricanes. Due to the unique nature of the remaining work to be performed associated with this downed platform, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods.

In some cases, the previous owners of properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the well abandonment and decommissioning work on these properties as the work is performed, which will partially offset Maritech’s future expenditures. Maritech’s estimated decommissioning liabilities are net of amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the properties. As of September 30, 2012, Maritech’s total decommissioning obligation is approximately $94.0 million, which includes Maritech’s total liability of $92.2 million plus approximately $1.8 million of such contractual reimbursement arrangements with the previous owners. An additional $18.8 million of such contractual reimbursement arrangements as of September 30, 2012, is classified as receivable assets related to amounts waiting to be invoiced and collected.

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

Investing Activities

During the first nine months of 2012, the total amount of our net cash utilized on investing activities was $227.9 million and included $163.0 million for the acquisitions of Optima, ERS and Greywolf in March 2012, April 2012 and July 2012, respectively. In addition to cash spent on acquisitions, total cash capital expenditures during the first nine months of 2012 were $80.6 million. Approximately $21.3 million of our capital expenditures during the first nine months of 2012 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its onshore completion services business. Our Production Enhancement Division spent approximately $47.8 million of capital expenditures, consisting of approximately $29.7 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet, and approximately $18.2 million by the Compressco segment for the upgrade and expansion of its wellhead compressor and equipment fleet. Our Offshore Services segment spent approximately $10.3 million for costs on its various heavy lift and dive support vessels. Corporate capital expenditures were approximately $0.8 million.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses (other than Maritech). However, certain of these planned expenditures may be postponed or cancelled in an effort to conserve capital. Although our planned level of capital expenditures during the remainder of 2012 is subject to the impact of acquisitions and future market conditions, we currently plan to expend up to $115 million on total capital expenditures (excluding acquisitions) during the current year. The deferral of capital projects could affect our ability to compete in the future. As reflected by our recent acquisitions of Optima, ERS, and Greywolf, our long-term growth strategy also continues to include the pursuit of suitable acquisitions or opportunities to expand operations in oil and gas service markets. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of November 9, 2012, we had an outstanding balance on the revolving credit facility of approximately $71.0 million, and had $8.4 million in letters of credit and guarantees against the $278 million revolving credit facility, leaving a net availability of $198.6 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million, up to a $428 million limit, with the agreement of the lenders and the satisfaction of certain conditions. Included in the approximately $71.0 million outstanding borrowings under the credit facility agreement is approximately $13.0 million equivalent denominated in euros, which has been designated as a hedge of the net investment in our European operations.

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

The Credit Agreement includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of September 30, 2012. Our

continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement covering the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.4 million equivalent as of September 30, 2012), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14 business days’ notice and contains standard provisions in the event of default. As of September 30, 2012, we had no borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries are guarantors. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes borrowing capacity of $20.0 million (less $3.0 million that is required to be set aside as a reserve that cannot be borrowed) that is available for letters of credit (with a sublimit of $5.0 million) and an uncommitted $20.0 million expansion feature. The Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and acquisitions. The Partnership Credit Agreement could also be used to fund Compressco Partners’ quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of September 30, 2012, $5.8 million was outstanding under the Partnership Credit Agreement and Compressco Partner’s has net availability under its revolving credit facility of $10.9 million based upon a $16.7 million borrowing capacity and the $5.8 million outstanding balance. The maturity date of the Partnership Credit Agreement is June 24, 2015.

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

Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners’ option, either (a) British Bankers Association LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as we select) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest announced from time to time by JPMorgan Chase Bank, N.A. or (2) British Bankers Association LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on any outstanding principal under the Partnership Credit Agreement, Compressco Partners is required to pay customary collateral monitoring fees and letter of credit fees, including without limitation, a letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

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

In April 2008, we issued $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008-A Senior Notes bear interest at the fixed rate of 6.30% and mature on April 30, 2013. The Series 2008-B Senior Notes bear interest at the fixed rate of 6.56% and mature on April 30, 2015. Interest on the Series 2008 Senior Notes is due semiannually on April 30 and October 31 of each year. We anticipate funding the repayment of the Series 2008-A Senior Notes in April 2013 with available cash balances, borrowings under our revolving credit facility, or through the issuance of additional debt instruments.

In December 2010, we issued $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the 2010 Senior Notes) pursuant to a Note Purchase Agreement dated September 30, 2010. The Series 2010-A Senior Notes bear interest at the fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes bear interest at the fixed rate of 5.67% and mature on December 15, 2020. Interest on the Series 2010 Senior Notes is due semiannually on June 15 and December 15 of each year.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreement and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreement and the Master Note Purchase Agreement as of September 30, 2012. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreement and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. For the nine months ended September 30, 2012, net of distributions paid to us, Compressco Partners distributed approximately $3.4 million to its public unitholders.

Off Balance Sheet Arrangements

As of September 30, 2012, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Cautionary Statement for Purposes of Forward-Looking Statements

Certain statements contained herein and elsewhere may be deemed to be forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to the “safe harbor” provisions of that act, including, without limitation, statements concerning future or expected sales, earnings, costs, expenses, acquisitions or corporate combinations, including the recent sales of oil and gas properties and the anticipated benefits to be realized from these sales, asset recoveries, expected costs associated with damage from hurricanes and the ability to recover such costs under our insurance policies, the ability to obtain alternate sources of raw materials for certain of our calcium chloride facilities, working capital, capital expenditures, financial condition, other results of operations, the expected impact of current economic and capital market conditions on the oil and gas industry and our operations, our recent acquisitions and our ability to realize the anticipated benefits from such acquisitions, other statements regarding our beliefs, plans, goals, future events and performance, and other statements that are not purely historical. Such statements involve risks and uncertainties, many of which are beyond our control. Actual results could differ materially from the expectations expressed in such forward-looking statements. Some of the risk factors that could affect our actual results and cause actual results to differ materially from any such results that might be projected, forecast, estimated, or budgeted by us in such forward-looking statements are described in our Annual Report on Form 10-K for the year ended December 31, 2011, and are set forth from time to time in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We will be exposed to the commodity price risk associated with Maritech’s oil and natural gas production that we will continue to own until it is sold. Due to the minimal amount of expected production following the sale, such commodity price risk exposure is not expected to be significant.

Interest Rate Risk

As discussed above, in the third quarter of 2012, we borrowed $44.3 million and 10.0 million euros (approximately $12.9 million equivalent as of September 30.2012) pursuant to our revolving credit facility, which included funding for a portion of the consideration for the acquisition of Greywolf. Also in July 2012, Compressco Partners borrowed $5.8 million to fund the expansion and upgrade of its compressor and equipment fleet. In addition, subsequent to September 30, 2012, and through November 9, 2012, we borrowed $13.7 for working capital and other general corporate purposes. Each of these borrowings was made under existing revolving credit facilities, and is subject to market risk exposure related to changes in applicable interest rates. Pursuant to these revolving credit facilities, borrowings will bear interest at an agreed-upon percentage rate spread above LIBOR.

The following table sets forth as of September 30, 2012, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate  by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date								Fair
									Market
	2012	2013	2014	2015	2016	2017	Thereafter	Total	Value
	(In Thousands, Except Percentages)
As of September 30, 2012
Long-term debt:
U.S. dollar variable rate	$–	$–	$–	$50,100	$–	$–	$–	$50,100	$50,100
Euro variable rate (in $US)	–	–	–	12,860	–	–	–	12,860	12,860
Weighted average
interest rate (variable)	–	–	–	2.619%	–	–	–	2.616%
U.S. dollar fixed rate	$–	$35,665	$–	$90,000	$90,000	$65,000	$25,000	$305,665	$334,064
Weighted average
interest rate (fixed)	–	6.300%	–	6.560%	5.900%	5.090%	5.670%	5.900%
Variable to fixed swaps	–	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–	–

Exchange Rate Risk

We are exposed to fluctuations between the U.S. dollar and the euro with regard to our euro-denominated operating activities. In July 2012, we designated the 10.0 million euro borrowing described above as a hedge for our euro-denominated operations.

The following table sets forth as of September 30, 2012, our cash flows for our long-term debt obligations, which are denominated in euros. This information is presented in U.S. dollar equivalents. The table presents principal cash flows and related weighted average interest rates by its expected maturity dates. As described above, we utilize the long-term borrowings detailed in the following table as a hedge of our investment in Foreign operations and are currently not a party to a foreign currency swap contract or other derivative instrument designed to further hedge our currency exchange rate risk exposure.

	Expected Maturity Date								Fair
									Market
	2012	2013	2014	2015	2016	2017	Thereafter	Total	Value
	(In Thousands, Except Percentages)
As of September 30, 2012
Long-term debt:
Euro variable rate (in $US)	$–	$–	$–	$12,860	$–	$–	$–	$12,860	$12,860
Euro fixed rate (in $US)	–	–	–	–	–	–	–	–	–
Weighted average
interest rate	–	–	–	2.569%	–	–	–	2.569%
Variable to fixed swaps	–	–	–	–	–	–	–	–	–
Fixed pay rate	–	–	–	–	–	–	–	–	–
Variable receive rate	–	–	–	–	–	–	–	–	–

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Jul 1 – Jul 31, 2012	14	(2)	$9.60	–	$14,327,000
Aug 1 – Aug 31, 2012	532	(2)	6.91	–	14,327,000
Sept 1 – Sept 30, 2012	33	(2)	6.82	–	14,327,000
Total	579			–	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

2.1

Asset Purchase Agreement, dated as of July 18, 2012, by and among Greywolf Production Systems Inc., GPS Limited, Greywolf USA Holdings, Inc., 1554531 Alberta Ltd., the shareholders designated therein, Greywolf Energy Services Ltd. and TETRA Production Testing Services, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2012 (SEC File No. 001-13455)).

10.1

Separation and Release Agreement dated July 31, 2012 by and between TETRA Technologies, Inc. and Joseph M. Abell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2012(SEC File No. 001-13455)).

10.2

Employee Equity Award Agreement dated August 15, 2012 by and between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012(SEC File No. 001-13455)).

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
+

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2012.

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

TETRA Technologies, Inc.

Date: November 9, 2012	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: November 9, 2012	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date: November 9, 9, 2012	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

2.1

Asset Purchase Agreement, dated as of July 18, 2012, by and among Greywolf Production Systems Inc., GPS Limited, Greywolf USA Holdings, Inc., 1554531 Alberta Ltd., the shareholders designated therein, Greywolf Energy Services Ltd. and TETRA Production Testing Services, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 20, 2012 (SEC File No. 001-13455)).

10.1

Separation and Release Agreement dated July 31, 2012 by and between TETRA Technologies, Inc. and Joseph M. Abell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2012(SEC File No. 001-13455)).

10.2

Employee Equity Award Agreement dated August 15, 2012 by and between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012(SEC File No. 001-13455)).

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
+

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2012 and 2011; (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2012.