Form 10-K/A
period 2012-12-31
TETRA TECHNOLOGIES INC
filed 2013-03-05
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 on Form 10‑K/A amends the Annual Report on Form 10‑K of TETRA Technologies, Inc. (the “Company”) for the year ended December 31, 2012 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission (Accession Number 0000844965-13-000017).  The Company is filing this Amendment No. 1 solely to provide the Company’s Extensible Business Reporting Language (XBRL) interactive data files as Exhibit 101, which were not included, in their entirety, in the Original Filing.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred since the date of the Original Filing.

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

10.35+	Purchase and Sale Agreement dated December 31, 2012 by and between TETRA Technologies, Inc. and Tetris Property LP.
10.36+	Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc.
21+	Subsidiaries of the Company.

23.1+	Consent of Ernst & Young, LLP.
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed.
**	Previously furnished.
***	Management contract or compensatory plan or arrangement.
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

TETRA Technologies, Inc.

Date: March 5, 2013	By:	/s/Stuart M. Brightman
Stuart M. Brightman, President & CEO

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

10.35+	Purchase and Sale Agreement dated December 31, 2012 by and between TETRA Technologies, Inc. and Tetris Property LP.
10.36+	Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc.
21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

+	Previously filed.
**	Previously furnished.
***	Management contract or compensatory plan or arrangement.
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