Form 10-Q
period 2013-03-31
TETRA TECHNOLOGIES INC
filed 2013-05-09
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 8, 2013, there were 78,269,874 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Product sales	$71,538	$67,229
Services and rentals	137,021	113,567
Total revenues	208,559	180,796

Cost of revenues:
Cost of product sales	55,738	50,490
Cost of services and rentals	94,464	80,578
Depreciation, amortization, and accretion	19,671	17,333
Total cost of revenues	169,873	148,401
Gross profit	38,686	32,395

General and administrative expense	33,554	30,891
Interest expense, net	4,200	4,151
Other (income) expense, net	(2,279)	(4,399)
Income before taxes and discontinued operations	3,211	1,752
Provision for income taxes	1,111	604
Income before discontinued operations	2,100	1,148
Income (loss) from discontinued operations, net of taxes	–	(1)
Net income	2,100	1,147
Net (income) loss attributable to noncontrolling interest	(797)	(466)
Net income attributable to TETRA stockholders	$1,303	$681

Basic net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.02	$0.01
Income (loss) from discontinued operations attributable to
TETRA stockholders	–	(0.00)
Net income attributable to TETRA stockholders	$0.02	$0.01
Average shares outstanding	77,671	77,069

Diluted net income per common share:
Income before discontinued operations attributable to
TETRA stockholders	$0.02	$0.01
Income (loss) from discontinued operations attributable to
TETRA stockholders	–	(0.00)
Net income attributable to TETRA stockholders	$0.02	$0.01
Average diluted shares outstanding	78,395	78,281

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$2,100	$1,147
Foreign currency translation adjustment, including
taxes of ($264) in 2013 and taxes of ($334) in 2012	(5,936)	3,922
Comprehensive income (loss)	(3,836)	5,069
Less: comprehensive income attributable to
noncontrolling interest	(797)	(466)
Comprehensive income (loss) attributable to
TETRA stockholders	$(4,633)	$4,603

See Notes to Consolidated Financial Statement

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,583	$74,048
Restricted cash	5,568	5,571
Trade accounts receivable, net of allowances for doubtful
accounts of $1,229 in 2013 and $1,085 in 2012	180,355	176,352
Deferred tax asset	23,351	29,789
Inventories	99,732	103,041
Assets held for sale	12,018	12,009
Prepaid expenses and other current assets	31,792	34,299
Total current assets	381,399	435,109

Property, plant, and equipment
Land and building	41,413	41,153
Machinery and equipment	602,273	589,725
Automobiles and trucks	59,023	57,708
Chemical plants	164,264	161,565
Construction in progress	46,496	40,452
Total property, plant, and equipment	913,469	890,603
Less accumulated depreciation	(353,426)	(337,889)
Net property, plant, and equipment	560,043	552,714

Other assets:
Goodwill	186,982	189,604
Patents, trademarks and other intangible assets, net of accumulated
amortization of $28,186 in 2013 and $27,044 in 2012	34,332	36,735
Deferred tax assets	626	594
Other assets	36,655	47,062
Total other assets	258,595	273,995
Total assets	$1,200,037	$1,261,818

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Share Amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$61,404	$67,453
Accrued liabilities	76,990	73,254
Current portion of long-term debt	252	35,441
Decommissioning and other asset retirement obligations, net	61,714	80,667
Total current liabilities	200,360	256,815

Long-term debt, net	332,121	331,268
Deferred income taxes	35,317	41,910
Decommissioning and other asset retirement obligations, net	17,000	14,254
Other liabilities	24,568	24,263
Total long-term liabilities	409,006	411,695

Commitments and contingencies

Equity:
TETRA Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares
authorized; 80,591,679 shares issued at March 31, 2013,
and 80,446,169 shares issued at December 31, 2012	806	804
Additional paid-in capital	229,065	226,954
Treasury stock, at cost; 2,337,133 shares held at March 31,
2013 and 2,334,137 shares held at December 31, 2012	(15,051)	(15,027)
Accumulated other comprehensive income (loss)	(7,430)	(1,494)
Retained earnings	341,187	339,883
Total TETRA stockholders' equity	548,577	551,120
Noncontrolling interests	42,094	42,188
Total equity	590,671	593,308
Total liabilities and equity	$1,200,037	$1,261,818

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Operating Activities:
Net Income	$2,100	$1,147
Reconciliation of net income to cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	19,671	17,333
Provision (benefit) for deferred income taxes	(204)	(1,200)
Equity-based compensation expense	1,854	2,355
Provision for doubtful accounts	224	90
Gain on sale of assets	(61)	(3,967)
Other non-cash charges and credits	7,388	778
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	7,234	(16,232)
Inventories	2,444	(3,226)
Prepaid expenses and other current assets	4,426	1,772
Trade accounts payable and accrued expenses	(4,362)	4,659
Decommissioning liabilities, net	(25,658)	(15,724)
Other	(8)	599
Net cash provided by (used in) operating activities	15,048	(11,616)

Investing Activities:
Purchases of property, plant, and equipment	(26,412)	(25,764)
Acquisition of businesses, net	–	(64,528)
Proceeds on sale of property, plant, and equipment	490	12,336
Other Investing activities	187	3,688
Net cash provided by (used in) investing activities	(25,735)	(74,268)

Financing Activities:
Proceeds from long-term debt	4,250	1,952
Payments of long-term debt	(38,189)	–
Excess tax benefit from equity compensation	–	178
Compressco Partners' distributions	(1,191)	(1,065)
Proceeds from exercise of stock options	795	469
Net cash provided by (used in) financing activities	(34,335)	1,534

Effect of exchange rate changes on cash	(443)	1,337

Increase (decrease) in cash and cash equivalents	(45,465)	(83,013)
Cash and cash equivalents at beginning of period	74,048	204,412
Cash and cash equivalents at end of period	$28,583	$121,399

Supplemental cash flow information:
Interest paid	$439	$–
Income taxes paid	1,995	2,862

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, frac water management, after-frac flow back, production well testing, offshore rig cooling, compression based production enhancement, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic oil and gas production business. We were incorporated in Delaware in 1981 and are composed of five reporting segments organized into three divisions – Fluids, Production Enhancement, and Offshore. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

The consolidated financial statements include the accounts of our wholly owned subsidiaries. Investments in unconsolidated joint ventures in which we participate are accounted for using the equity method. Our interests in oil and gas properties are proportionately consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2012.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of March 31, 2013, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of March 31, 2013, and December 31, 2012, are as follows:

	March 31, 2013	December 31, 2012
	(In Thousands)

Finished goods	$68,746	$72,312
Raw materials	5,716	5,396
Parts and supplies	24,258	24,497
Work in progress	1,012	836
Total inventories	$99,732	$103,041

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)

Number of weighted average common shares outstanding	77,671	77,069
Assumed exercise of stock awards	724	1,212
Average diluted shares outstanding	78,395	78,281

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first three months of 2013, we used the average market price of our common stock of $9.01. For the three months ended March 31, 2013 and 2012, the average diluted shares outstanding excludes the impact of 2,434,093 and 2,369,632 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Repair Costs and Insurance Recoveries

During December 2010, we initiated legal proceedings against one of Maritech’s insurance underwriters that had disputed that certain hurricane damage related costs incurred or to be incurred qualified as covered costs pursuant to Maritech’s windstorm insurance policies. In February 2013, we entered into a settlement agreement with the underwriter whereby we received $7.6 million, a portion of which was credited to operating expenses during the three months ended March 31, 2013.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term Senior Notes at March 31, 2013, and December 31, 2012, were approximately $330.4 million and $327.4 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were more favorable than the stated interest rates on the Senior Notes. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement). The fair values of the liability for the OPTIMA contingent purchase price consideration obligation at March 31, 2013, and December 31, 2012, were approximately $2.5 million and $2.7 million, respectively. We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the OPTIMA share purchase agreement based upon the actual and anticipated earnings of our OPTIMA operations (a level 3 fair value measurement).

New Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU 2011-05 amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-2 are effective during interim and annual periods beginning after December 31, 2012. The adoption of ASU 2011-05, 2011-12 and 2013-2 regarding comprehensive income have not had a significant impact on the accounting or disclosures in our financial statements.

In December 2011, the FASB published ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11), which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB published ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01), with the stated objective of clarifying the scope of offsetting disclosures and address any unintended consequences of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting period beginning after January 1, 2013 and will be applied on a retrospective basis. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on our financial condition, results of operations, or liquidity.

NOTE B – ACQUISITIONS AND DISPOSITIONS

Acquisition of Optima

On March 9, 2012, we acquired 100% of the outstanding common stock of Optima Solutions Holdings Limited (OPTIMA), a provider of rig cooling services and associated products that suppress heat generated by high- rate flaring of hydrocarbons during offshore well test operations. The acquisition of OPTIMA, which is based in Aberdeen, Scotland, enables our Production Testing segment to provide its customers with a broader range of production testing and associated services and expands the segment’s presence in many significant global markets. Including the impact of additional working capital received and other adjustments to the purchase price, we paid 41.2 million pounds sterling (approximately $65.0 million equivalent) in cash as the purchase price for the OPTIMA stock at closing and may pay up to an additional 4 million pounds sterling in contingent purchase price consideration, depending on a defined measure of earnings for OPTIMA over each of the two years subsequent to the closing.

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $3.0 million of net working capital; $16.8 million of property, plant, and equipment; $20.4 million of certain intangible assets; $7.2 million of deferred and other tax liabilities and $3.5 million of other liabilities associated with the contingent purchase price consideration obligation; and $35.6 million of nondeductible goodwill. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated earnings for OPTIMA over each of the next two twelve month periods subsequent to the closing and could increase (up to 4 million pounds sterling) or decrease (to zero) depending on OPTIMA’s actual and expected earnings going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration obligation due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. Subsequent to the acquisition, the liability associated with the contingent purchase price consideration obligation was adjusted downward by approximately $1.4 million, and this amount was credited to earnings. The $35.6 million of goodwill recorded to our Production Testing segment as a result of the OPTIMA acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. For the three month period ended March 31, 2012, our revenues, depreciation and amortization, and pretax earnings included $1.5 million, $0.4 million, and $0.5 million, respectively, associated with the acquired operations of OPTIMA after the closing in March 2012. Transaction costs associated with the acquisition of approximately $1.3 million were also charged to general and administrative expense during the three month period ended March 31, 2012.

Acquisition of ERS

On April 23, 2012, we acquired the assets and operations of Eastern Reservoir Services (ERS), a division of Patterson-UTI Energy, Inc. for a cash purchase price of $42.5 million. ERS is a provider of production testing and after-frac flow back services to oil and gas operators in the Appalachian and U.S. Rocky Mountain regions, and the acquisition represented a strategic geographic expansion of our Production Testing segment operations, allowing it to serve customers in additional basins in the U.S.

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

Acquisition of Greywolf

On July 31, 2012, we acquired the assets and operations of Greywolf Production Systems Inc. and GPS Ltd. (together, Greywolf) for a cash purchase price of approximately $55.5 million. Greywolf is a provider of production testing and after-frac flow back services to oil and gas operators in western Canada and the U.S. Williston Basin (including the Bakken formation) and the Niobrara Shale formation of the U.S. Rocky Mountain region. This acquisition represented an additional strategic geographic expansion of our  Production Testing segment operations.

We allocated the purchase price to the fair value of the assets acquired, which consisted of approximately $17.7 million of property, plant, and equipment, approximately $3.5 million of certain intangible assets, and approximately $34.3 million of nondeductible goodwill. The $34.3 million of goodwill recorded to our Production

Testing segment as a result of the Greywolf acquisition is supported by the strategic benefits discussed above to be generated from the acquisition.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisitions of OPTIMA, ERS, and Greywolf as if they had occurred at the beginning of the period presented and include the impact from the allocation of the purchase price on depreciation and amortization. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that we will achieve after the acquisitions.

Three Months Ended
March 31, 2012
(In Thousands,
Except Per Share Amounts)

Revenues	$208,263
Depreciation, depletion, amortization, and accretion	$19,518
Gross Profit	$41,173

Income before discontinued operations	$5,952
Net income	$5,951
Net income attributable to TETRA stockholders	$5,485

Per share information:
Income before discontinued operations attributable
to TETRA stockholders
Basic	$0.07
Diluted	$0.07

Net income attributable to TETRA stockholders
Basic	$0.07
Diluted	$0.07

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2013	December 31, 2012
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	June 26, 2015	$12,821	$51,218
Compressco Partners' bank credit facility	June 24, 2015	14,300	10,050
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	35,000	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
European bank credit facility		–	–
Other		252	441
Total debt		332,373	366,709
Less current portion		(252)	(35,441)
Total long-term debt		$332,121	$331,268

On April 29, 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement. The Series 2013 Senior Notes bear interest at the fixed rate of 4.0% and mature on April 29, 2020. On April 30, 2013, we utilized the proceeds from the issuance to repay the 2008-A Senior Notes. The Series 2013 Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. Interest on the Series 2013 Senior Notes is due semiannually on April 29 and October 29 of each year.

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with one remaining offshore platform previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners. The changes in the asset retirement obligations during the three month period ended March 31, 2013, are as follows:

Three Months Ended
March 31, 2013
(In Thousands)

Beginning balance for the period, as reported	$94,921
Activity in the period:
Accretion of liability	165
Revisions in estimated cash flows	9,288
Settlement of retirement obligations	(25,660)
Ending balance as of March 31	$78,714

Revisions in estimated cash flows during the first quarter of 2013 resulted primarily from additional work incurred and anticipated to be required on Maritech’s offshore oil and gas properties.

NOTE E –MARKET RISKS AND HEDGE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facilities, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. For hedge contracts qualifying for hedge accounting treatment, we formally document the relationships between hedging instruments and hedged items, as well as our risk management objectives, our strategies for undertaking various hedge transactions, and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment, or forecasted transaction. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

In July 2012, we borrowed 10.0 million euros (approximately $12.8 million equivalent as of March 31, 2013) and designated the borrowing as a hedge of our net investment in our European operations. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $3.1 million, net of taxes, at March 31, 2013, with no ineffectiveness recorded.

NOTE F – EQUITY

Changes in equity for the three month periods ended March 31, 2013 and 2012, are as follows:

	Three Months Ended March 31,
	2013			2012
		Non-			Non-
		controlling			controlling
	TETRA	Interest	Total	TETRA	Interest	Total
	(In Thousands)

Beginning balance for the period	$551,120	$42,188	$593,308	$527,146	$41,942	$569,088
Net income	1,303	797	2,100	681	466	1,147
Foreign currency translation adjustment,
including taxes of ($264) in 2013 and
taxes of ($334) in 2012	(5,936)	–	(5,936)	3,922	–	3,922
Comprehensive Income (loss)	(4,633)	797	(3,836)	4,603	466	5,069
Exercise of common stock options	782	–	782	478	–	478
Distributions to public unitholders	–	(1,191)	(1,191)	–	(1,209)	(1,209)
Equity-based compensation	1,532	322	1,854	2,083	54	2,137
Treasury stock and other	12	(22)	(10)	(10)	38	28
Tax benefit upon exercise of stock options	(236)	–	(236)	178	–	178
Ending balance as of March 31	$548,577	$42,094	$590,671	$534,478	$41,291	$575,769

Activity within the foreign currency translation adjustment account during the periods includes no reclassifications to net income.

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

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs and ongoing environmental monitoring at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. While the outcome cannot be predicted with certainty, management does not consider it reasonably possible that a loss in excess of any amounts accrued has been incurred or is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

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

The Compressco segment provides compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and in certain circumstances, well monitoring and sand separation services. Compressco provides these services throughout many of the onshore oil and gas producing regions of the United States, as well as certain basins in Mexico, Canada, and certain countries in South America, Eastern Europe, and the Asia-Pacific region. Beginning June 20, 2011, following the initial public offering of Compressco Partners, L.P. (Compressco Partners), we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$69,161	$61,532
Production Enhancement Division
Production Testing	–	–
Compressco	1,088	1,162
Total Production Enhancement Division	1,088	1,162
Offshore Division
Offshore Services	129	1,995
Maritech	1,160	2,540
Total Offshore Division	1,289	4,535
Consolidated	$71,538	$67,229

	Three Months Ended
	March 31,
	2013	2012
	(In Thousands)
Services and rentals
Fluids Division	$24,831	$17,776
Production Enhancement Division
Production Testing	54,607	38,283
Compressco	29,737	21,520
Intersegment eliminations	(280)	–
Total Production Enhancement Division	84,064	59,803
Offshore Division
Offshore Services	37,520	43,100
Maritech	–	75
Intersegment eliminations	(9,394)	(7,312)
Total Offshore Division	28,126	35,863
Corporate overhead	–	125
Consolidated	$137,021	$113,567

Intersegment revenues
Fluids Division	$48	$25
Production Enhancement Division
Production Testing	–	–
Compressco	–	–
Total Production Enhancement Division	–	–
Offshore Division
Offshore Services	–	–
Maritech	–	–
Intersegment eliminations	–	–
Total Offshore Division	–	–
Intersegment eliminations	(48)	(25)
Consolidated	$–	$–

Total revenues
Fluids Division	$94,040	$79,333
Production Enhancement Division
Production Testing	54,607	38,283
Compressco	30,825	22,682
Intersegment eliminations	(280)	–
Total Production Enhancement Division	85,152	60,965
Offshore Division
Offshore Services	37,649	45,095
Maritech	1,160	2,615
Intersegment eliminations	(9,394)	(7,312)
Total Offshore Division	29,415	40,398
Corporate overhead	–	125
Intersegment eliminations	(48)	(25)
Consolidated	$208,559	$180,796

	Three Months Ended
	March 31,
	2013		2012
	(In Thousands)
Income (loss) before taxes and
discontinued operations
Fluids Division	$17,005		$11,465
Production Enhancement Division
Production Testing	6,298		5,677
Compressco	5,225		3,510
Total Production Enhancement Division	11,523		9,187
Offshore Division
Offshore Services	(5,203)		(1,033)
Maritech	(4,908)		(2,081)
Intersegment eliminations	–		–
Total Offshore Division	(10,111)		(3,114)
Corporate overhead	(15,206)	(1)	(15,786)	(1)
Consolidated	$3,211		$1,752

	March 31,
	2013	2012
	(In Thousands)
Total assets
Fluids Division	$391,229	$382,321
Production Enhancement Division
Production Testing	321,788	215,026
Compressco	231,840	206,932
Total Production Enhancement Division	553,628	421,958
Offshore Division
Offshore Services	180,505	208,108
Maritech	63,992	60,711
Intersegment eliminations	–	–
Total Offshore Division	244,497	268,819
Corporate overhead	10,683	146,148
Consolidated	$1,200,037	$1,219,246

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2013	2012
	(In Thousands)

General and administrative expense	$9,911	$9,912
Depreciation and amortization	581	869
Interest expense	4,152	4,191
Other general corporate (income) expense, net	562	814
Total	$15,206	$15,786

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

An increase in consolidated revenues and gross profit for the quarter ended March 31, 2013, as compared to the prior year period, reflects the growth of our Fluids, Production Testing, and Compressco segments compared to the quarter ended March 31, 2012. Our Fluids Division growth in revenue and profitability was primarily due to increased offshore demand for its clear brine fluids (CBF) products. U.S. Gulf of Mexico drilling and completion activity, which increased steadily during 2012, continued at increased levels during the first quarter compared to the prior year period. In addition, the growth of our onshore frac water management business has also contributed increased revenues and profitability. Our Production Testing segment revenues increased compared to the prior year period, primarily reflecting the impact of our 2012 acquisitions, which generated approximately $22.8 million of increased revenues during the current year period. These acquisitions strategically expanded the geographic markets served and our services offered by our Production Testing segment. The impact of the increased revenues during the quarter from these acquired businesses was largely offset by the associated operating and administrative costs of the acquired businesses, as well as by decreased activity levels compared to the prior year period in certain other domestic markets in which the segment operates. Our Compressco segment also reported increased revenues and profitability compared to the prior year period, primarily due to increased activity in Latin America. The continuation or increase of current activity levels in Compressco’s Latin America operations is dependent, however, on the resolution of specific uncertainties that could affect operations, including resolution of customer budget re-evaluations and the renewal of certain customer contracts. Offsetting a portion of the increases from these segments, our Offshore Services segment reported decreased revenues compared to the prior year period, primarily due to decreased activity levels for its dive services and heavy lift businesses. These businesses were negatively affected by weather delays and continuing market challenges during the quarter. Our Maritech segment also reported decreased profitability due to increased excess decommissioning costs, despite the positive impact of an insurance-related litigation settlement recorded during the current year period.

We continue to utilize our operating cash flows to extinguish Maritech’s remaining decommissioning liabilities, fund capital expenditure activity, and further strengthen our consolidated balance sheet. During the three months ended March 31, 2013, we further reduced Maritech’s remaining decommissioning liabilities to approximately $71.1 million, as compared to $87.4 million at December 31, 2012, the majority of which is expected be extinguished later during 2013. Approximately $26.4 million was expended during the current year quarter on capital expenditure activity for several of our existing businesses, and we continue to evaluate opportunities to further expand certain of our businesses through acquisitions. In addition, during the three months ended March 31, 2013, we repaid approximately $38.0 million of long-term debt under our revolving credit facility. In April 2013, we issued $35.0 million of new Series 2013 Senior Note debt, the proceeds of which were used to repay the maturity of the Series 2008-B Senior Note obligation. As of May 9, 2013, pursuant to our revolving credit facility, we have available borrowing capacity of approximately $254.7 million to supplement our operating cash flows and to fund future growth opportunities. Cash flows from operating activities increased compared to the prior year period, primarily due to the impact of efforts to improve accounts receivable collections. To further enhance our operating cash flows, we have taken steps during the first four months of 2013 to reduce operating and administrative expenses for several of our businesses, including a reduction in overall headcount. Together with the specific cost reduction steps taken by our Offshore Services segment in late 2012, and excluding the impact of severance costs associated with headcount reductions, these cost reduction efforts are expected to result in further increases in operating cash flows and profitability beginning in the second quarter of 2013.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2012. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the cost of future abandonment and decommissioning obligations. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of large portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended March 31, 2013 compared with three months ended March 31, 2012.

Consolidated Comparisons

	Three Months Ended
	March 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$208,559	$180,796	$27,763	15.4%
Gross profit	38,686	32,395	6,291	19.4%
Gross profit as a percentage of revenue	18.5%	17.9%
General and administrative expense	33,554	30,891	2,663	8.6%
General and administrative expense as a
percentage of revenue	16.1%	17.1%
Interest expense, net	4,200	4,151	49	1.2%
Other (income) expense, net	(2,279)	(4,399)	2,120
Income before taxes and discontinued operations	3,211	1,752	1,459	83.3%
Income before taxes and discontinued
operations as a percentage of revenue	1.5%	1.0%
Provision for income taxes	1,111	604	507	83.9%
Income before discontinued operations	2,100	1,148	952	82.9%
Income (loss) from discontinued operations,
net of taxes	–	(1)	1
Net income	2,100	1,147	953	83.1%
Net income attributable to noncontrolling interest	(797)	(466)	(331)
Net income attributable to TETRA stockholders	$1,303	$681	$622	91.3%

Consolidated revenues and gross profit for the quarter ended March 31, 2013, increased compared to the prior year period due to increased revenues and profitability for our Fluids, Production Testing and Compressco segments. The $14.7 million increase in the Fluids Division’s revenues is primarily due to an increase in clear brine fluids (CBF) product sales due to increased well completion activity in the domestic offshore business. In addition, the growth of our onshore frac water management business has also contributed increased Fluids Division revenues and profitability. Our Production Testing segment revenues increased $16.3 million compared to the prior year period, reflecting the impact of 2012 acquisitions, which generated approximately $22.8 million of increased revenues during the current year period. These acquisitions strategically expanded the geographic markets served and our services offered by our Production Testing segment. The impact on segment revenues from these acquisitions more than offset the decreased Production Testing segment revenues resulting from decreased activity experienced in several of the markets it serves. Our Compressco segment reported $8.1 million of increased revenues compared to the prior year period primarily due to increased activity in Latin America, although Compressco’s continued growth in Latin America is subject to the resolution of current specific customer uncertainties. These increases were offset by our Offshore Services segment, which reported $7.5 million of decreased revenues due to a reduction in  diving and heavy lift services activity. These businesses were affected by weather delays during the quarter as well as by continuing market challenges in the U.S. Gulf of Mexico. Gross profit for our Fluids Division increased by $6.4 million due to the increased domestic onshore frac water management activity and increased CBF product sales. Our Production Testing segment’s gross profit remained relatively flat for the period ended March 31, 2013, compared to the prior year period, as the profitability from our 2012 acquisitions was largely offset by the impact of the decreased activity levels in certain domestic markets. Our Compressco segment’s gross profit increased by $1.9 million in the first quarter of 2013 compared to the prior year period, mainly due to increased Latin America activity. Offshore Services’ gross profit decreased during the period by $0.4 million compared to the prior year period primarily due to the impact from weather and from the continuing challenges in the Gulf of Mexico market. Our Maritech segment also reported an increased loss due to increased excess decommissioning costs, despite the positive impact from an insurance-related litigation settlement recorded during the current year.

Consolidated general and administrative expenses increased by $2.7 million during the first quarter of 2013 compared to the prior year period. This increase was primarily due to a $1.3 million increase in general and administrative expenses by our Production Testing segment as a result of the businesses acquired during 2012. In addition, there was a $0.9 million increase in general and administrative expenses in our Maritech segment, primarily due to professional legal expenses associated with the insurance-related settlement. Our Fluids Division’s general and administrative expenses also increased by $0.8 million primarily due to increased personnel-related costs. These increases were partially offset by our Offshore Services segment, where general and administrative costs decreased by $0.3 million, mostly due to the cost reduction steps taken in late 2012. By type of cost, consolidated general and administrative expenses increased due to approximately $1.2 million of increased personnel-related costs, approximately $0.8 million of increased insurance and taxes expense, and approximately $1.0 million of increased office and other general expenses, partially offset by approximately $0.4 million of decreased professional services.

Consolidated interest expense remained unchanged at $4.2 million during the third quarter of 2012.

Consolidated other income decreased primarily due to $3.9 million of decreased gains on sale of assets, partially offset by increased earnings from unconsolidated joint ventures.

Our provision for income taxes during the first quarter of 2013 increased due to increased earnings during the current year period.

Divisional Comparisons

Fluids Division

	Three Months Ended
	March 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$94,040	$79,333	$14,707	18.5%
Gross profit	24,345	17,920	6,425	35.9%
Gross profit as a percentage of revenue	25.9%	22.6%
General and administrative expense	7,833	6,999	834	11.9%
General and administrative expense as a
percentage of revenue	8.3%	8.8%
Interest (income) expense, net	(11)	26	(37)
Other (income) expense, net	(482)	(570)	88
Income before taxes and discontinued operations	$17,005	$11,465	$5,540	48.3%
Income before taxes and discontinued
operations as a percentage of revenue	18.1%	14.5%

The increase in Fluids Division revenues during the first quarter of 2013 compared to the prior year period was primarily due to approximately $7.6 million of increased product sales revenue, primarily due to the increased offshore demand for its CBF products. U.S. Gulf of Mexico drilling and completion activity has continued to have increased activity levels in 2013 compared to the prior year period. In addition, the growth of our onshore frac water management business contributed approximately $7.1 million of increased service revenues.

Fluids Division gross profit increased compared to the prior year period, primarily as a result of the increased domestic onshore frac water management activity and Gulf of Mexico product sales discussed above.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and despite increased administrative costs. Fluids Division administrative costs increased primarily due to increased personnel-related costs.

Production Enhancement Division

Production Testing Segment

	Three Months Ended
	March 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$54,607	$38,283	$16,324	42.6%
Gross profit	10,221	9,935	286	2.9%
Gross profit as a percentage of revenue	18.7%	26.0%
General and administrative expense	6,256	4,983	1,273	25.5%
General and administrative expense as
a percentage of revenue	11.5%	13.0%
Interest (income) expense, net	(33)	6	(39)
Other (income) expense, net	(2,300)	(731)	(1,569)
Income before taxes and discontinued operations	$6,298	$5,677	$621	10.9%
Income before taxes and discontinued
operations as a percentage of revenue	11.5%	14.8%

Production Testing revenues increased during the first quarter of 2013 compared to the prior year period, due to the acquisitions of Optima Solutions Holdings Limited (OPTIMA), Eastern Reservoir Services (ERS), and Greywolf Production Systems Inc. and GPS Ltd. (together, Greywolf) during 2012. These acquired businesses combined generated approximately $22.8 million of increased revenues during the period. These acquisitions represented a strategic expansion of the services previously offered and the geographic markets previously served by the Production Testing segment. Revenues for our previously existing production testing business decreased by approximately $6.5 million as compared to the prior year period, primarily due to the impact of lower domestic natural gas drilling and completion activity, which reduced demand in certain of the markets we serve. Increased revenues in South America and the Eastern Hemisphere during the first quarter of 2013 were offset by decreased revenues in Mexico, where demand for certain of the segment’s production testing services has decreased and been offset, on a consolidated basis, by increased demand for well monitoring services by our Compressco segment.

Production Testing segment gross profit remained relatively flat during the first quarter of 2013 compared to the prior year period, despite the 2012 acqusitions of OPTIMA, ERS, and Greywolf. The gross profit increase from the acquired businesses was largely offset by the impact of the decreased activity levels in certain domestic markets, increased labor costs, and the impact of the decreased production testing activity in Mexico compared to the prior year period. Recently, we have taken steps to downsize field operations and implement other cost reductions for the Production Testing segment in an effort to increase segment gross profit going forward.

Production Testing income before taxes slightly increased primarily due to the increased other income that resulted from increased earnings from an unconsolidated joint venture and increased foreign currency gains. These increases were partially offset by increased administrative expenses due primarily to the increased personnel-related costs associated with the acquired OPTIMA, ERS and Greywolf businesses. Recent cost reduction actions discussed above also included a reduction in administrative staffing, which is expected to result in reduced general and administrative expenses going forward.

Compressco Segment

	Three Months Ended
	March 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$30,825	$22,682	$8,143	35.9%
Gross profit	9,802	7,881	1,921	24.4%
Gross profit as a percentage of revenue	31.8%	34.7%
General and administrative expense	4,557	4,574	(17)	(0.4)%
General and administrative expense as
a percentage of revenue	14.8%	20.2%
Interest (income) expense, net	58	(12)	70
Other (income) expense, net	(38)	(191)	153
Income before taxes and discontinued operations	$5,225	$3,510	$1,715	48.9%
Income before taxes and discontinued
operations as a percentage of revenue	17.0%	15.5%

The increase in Compressco revenues compared to the prior year period was due to an increase of $8.2 million of service revenues resulting primarily from increased activity in Latin America. As a result of current budget reevaluations by a specific customer in Latin America, Compressco began to experience a decline in demand for its oil and gas services in Latin America, and this decline has continued into April 2013. As a result, we anticipate a corresponding decline in Compressco’s Latin America revenues in the second quarter of 2013. We believe this decline in demand will be temporary. The continuation or increase of first quarter 2013 activity levels for Compressco’s Latin America operations is dependent on the resolution of these customer budget re-evaluations and the renewal of certain contracts which are scheduled to expire June 30, 2013. Compressco has continued to increase its compressor fleet both domestically and internationally to serve the increasing demand for services. Revenues from the sales of compressor units and parts during the first quarter of 2013 were flat compared to the prior year period.

Compressco gross profit increased during the first quarter of 2013 compared to the prior year period primarily due to the increased Latin America activity discussed above and an increase in overall average compressor unit utilization from 79.6% to 83.7%.  However, gross profit as a percentage of revenue decreased compared to the prior year period as a result of wage increases, primarily in Latin America, as well as higher fuel prices. Primarily as a result of the current uncertainty described above, Compressco has reduced its Latin America operating headcount until activity levels are resumed.

Income before taxes for Compressco increased during the first quarter of 2013 compared to the prior year period due to the increased gross profit discussed above. Compressco’s administrative expense levels were consistent with the prior year period despite the significant growth in revenues as increases in administrative salary and personnel related expenses were offset by decreases in bad debt and other administrative expenses.

Offshore Division

Offshore Services Segment

	Three Months Ended
	March 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$37,649	$45,095	$(7,446)	(16.5)%
Gross profit (loss)	(1,522)	(1,105)	(417)	37.7%
Gross profit (loss) as a percentage of revenue	(4.0)%	(2.5)%
General and administrative expense	3,683	3,971	(288)	(7.3)%
General and administrative expense as a
percentage of revenue	9.8%	8.8%
Interest (income) expense, net	27	27	–
Other (income) expense, net	(29)	(4,070)	4,041
Income (loss) before taxes and discontinued operations	$(5,203)	$(1,033)	$(4,170)	403.7%
Income (loss) before taxes and discontinued
operations as a percentage of revenue	(13.8)%	(2.3)%

Revenues from our Offshore Services segment decreased during the first quarter of 2013 compared to the prior year quarter, primarily due to decreased activity levels for its dive services and heavy lift businesses. These businesses were also negatively affected by weather delays during the quarter. Although the first quarter activity levels reflect the typical seasonality of the Offshore Services businesses, the segment has entered into contracts that are expected to result in a significant amount of work to be performed later during 2013.

Despite the significant decrease in revenues for the Offshore Services segment during the first quarter of 2013, gross profit decreased minimally during the period, primarily due to the impact of operating cost reductions which were made during late 2012. The Offshore Services segment has recently implemented additional cost reductions, and continues to review for additional opportunities to optimize its cost structure. A decrease in profitability by the segment’s diving services business was due to the continuing challenges in the Gulf of Mexico market, which have resulted in increased competition and decreased pricing compared to the prior year period.

Offshore Services segment income before taxes decreased primarily due to reduced other income, due to a $4.1 million gain on sale of certain abandonment assets during the prior year period. Offshore Services administrative costs decreased as a result of the segment’s cost reduction efforts.

Maritech Segment

	Three Months Ended
	March 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$1,160	$2,615	$(1,455)	(55.6)%
Gross profit (loss)	(3,579)	(1,494)	(2,085)	(139.6)%
Gross profit (loss) as a percentage of revenue	(308.5)%	(57.1)%
General and administrative expense	1,314	452	862	190.7%
General and administrative expense as
a percentage of revenue	113.3%	17.3%
Interest (income) expense, net	6	–	6
Other (income) expense, net	9	135	(126)
Income (loss) before taxes and
discontinued operations	$(4,908)	$(2,081)	$(2,827)	135.8%
Income (loss) before taxes and discontinued
operations as a percentage of revenue	(423.1)%	(79.6)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues for the first quarter of 2013 and 2012 are negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during the first quarter of 2013 compared to the prior year period due to approximately $7.1 million of increased excess decommissioning costs, and despite approximately $5.6 million credited to operating expenses associated with the net impact of an insurance-related litigation settlement recorded in the current year period.

The increase in Maritech’s pretax loss during the first quarter of 2013 compared to the prior year period is primarily due to the increased gross loss discussed above. The increase in general and administrative expenses is primarily due to the professional fees associated with the insurance-related litigation settlement received during the quarter.

Corporate Overhead

	Three Months Ended
	March 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(581)	$(742)	$161	21.7%
General and administrative expense	9,911	9,912	(1)	(0.0)%
Interest (income) expense, net	4,152	4,102	50
Other (income) expense, net	562	1,030	(468)
(Loss) before taxes and discontinued
operations	$(15,206)	$(15,786)	$580	3.7%

Corporate Overhead decreased slightly during the first quarter of 2013 compared to the prior year period, primarily due to other expense, net, which decreased due to increased foreign currency gains during the current year period. Corporate general and administrative expenses remained flat, as approximately $1.2 million of decreased personnel costs, primarily incentive and equity compensation expense, were offset by approximately $0.7 million of increased office expense and $0.5 million of increased tax expense, The increased office expense was primarily as a result of the sale and leaseback transaction involving our corporate headquarters building that was completed in the fourth quarter of 2012. Recent cost reduction efforts are expected to result in decreased corporate general and administrative expenses going forward.

Liquidity and Capital Resources

We continue to utilize our operating cash flows to extinguish Maritech’s remaining decommissioning liabilities, fund capital expenditures activity, and further strengthen our consolidated balance sheet. During the three months ended March 31, 2013, we expended approximately $28.0 million on Maritech decommissioning work, resulting in a reduction of its decommissioning liabilities to a remaining balance of approximately $71.1 million, the majority of which is expected to be extinguished later during 2013. Approximately $26.4 million was expended during the current year quarter on capital expenditure activity for several of our existing businesses, and we continue to evaluate opportunities to further expand certain of our businesses through acquisitions. In addition, during the three months ended March 31, 2013, we repaid approximately $38.0 million of long-term debt under our revolving credit facility. In April 2013, we issued $35.0 million of new Series 2013 Senior Notes, the proceeds of which were used to repay the maturity of the Series 2008-B Senior Note obligation. As of May 9, 2013, pursuant to our revolving credit facility, we have available borrowing capacity of approximately $254.7 million to supplement our operating cash flows and to fund future growth opportunities. To further enhance our operating cash flows, we have taken steps to reduce operating and administrative expenses for several of our businesses. These cost reduction efforts, along with the specific steps taken by our Offshore Services segment in late 2012, are expected to result in further increases in operating cash flows and profitability beginning in the second quarter of 2013.

Operating Activities

Cash flows generated by operating activities totalled $15.0 million during the first three months of 2013 compared to $11.6 million of cash used by operating activities during the prior year period, an increase of $26.7 million. This increase in operating cash flows during 2013 compared to the prior year period was largely due to an improvement of approximately $23.5 million from the collection of accounts receivable, reflecting an effort begun during late 2012 to expedite collections. This increase in cash generated by operating activities was despite approximately $12.2 million of increased decommissioning activity during the quarter ended March 31, 2013 compared to the prior year period.

Maritech continues to perform an extensive amount of well abandonment and decommissioning work associated with its remaining offshore oil and gas production wells, platforms, and facilities. As of March 31, 2013, the estimated third-party discounted value, including an estimated profit, of Maritech’s decommissioning liabilities totalled $71.1 million. Our future operating cash flow will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Most of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liabilities is expected to occur during the remainder of 2013. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with one offshore platform that was previously destroyed by a hurricane. Due to the unique nature of the remaining work to be performed associated with this downed platform, actual costs could greatly exceed these estimates and could result in significant charges to earnings in future periods.

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. Continuing a trend that began during 2012, domestic natural gas prices during the first quarter of 2013 increased compared to the prior year period. However, oil and natural gas commodity pricing continues to be volatile, and such volatility is expected to continue in the future.

During late 2012, our Offshore Services segment implemented certain operating and administrative cost reductions, and it is continuing to review its cost structure. Subsequent to March 31, 2013, certain other operating segments also effected significant operating and administrative cost reductions, including reductions in headcount, that are designed to streamline our operations and downsize our organization, particularly in our corporate headquarters and in certain of our businesses. Together with the specific cost reduction steps taken by our Offshore Services segment in late 2012, and excluding the impact of severance costs expected to be recognized in the second quarter of 2013 associated with headcount reductions, these cost reduction efforts are expected to result in further increases in operating cash flows and profitability beginning in the second quarter of 2013. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

We are subject to operating hazards normally associated with onshore and offshore oilfield service operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and accidents that cause harm to the environment. In addition, in the performance of each of our operations we are exposed to additional hazards, including personal injuries and vehicle-related accidents. We maintain various types of insurance that are designed to be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, automobile liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including removal of debris, operator’s extra expense, control of well, and pollution and clean up coverage. Our insurance coverage is subject to deductibles that must be satisfied prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that is submitted to the Bureau of Safety and Environmental Enforcement (BSEE). Maritech has designated third-party contractors in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities

During the first three months of 2013, the total amount of our net cash utilized on investing activities was $25.7 million. Total cash capital expenditures during the first three months of 2013 were $26.4 million. Approximately $9.0 million of our capital expenditures during the first three months of 2013 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its water management business. Our Production Enhancement Division spent approximately $15.0 million of capital expenditures, consisting of approximately $8.3 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet, and approximately $6.7 million by the Compressco segment for the upgrade and expansion of its wellhead compressor and equipment fleet. Our Offshore Services segment spent approximately $2.1 million for costs on its various heavy lift and dive support vessels. Corporate capital expenditures were approximately $0.3 million.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses (other than Maritech). However, certain of these planned expenditures may be postponed or cancelled in an effort to conserve capital. Although our planned level of capital expenditures during the remainder of 2013 is subject to the impact of acquisitions and future market conditions, we currently plan to expend over $100 million on total capital expenditures (excluding acquisitions) during the current year. The deferral of capital projects could affect our ability to compete in the future. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of May 9, 2013, we had an outstanding balance on the revolving credit facility of approximately $14.7 million, and had $8.6 million in letters of credit and guarantees against the $278 million revolving credit facility, leaving a net availability of $254.7 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million, up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions. The approximately $12.8 million outstanding borrowings under the credit facility agreement as of March 31, 2013, is denominated in euros, which has been designated as a hedge of the net investment in our European operations.

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

The Credit Agreement includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2013. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement covering the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.4 million equivalent as of March 31, 2013), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14 business days’ notice and contains standard provisions in the event of default. As of March 31, 2013, we had no borrowings outstanding pursuant to the European Credit Agreement.

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

The Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as Compressco Partners is not in default, the Partnership Credit Agreement may also be used to fund Compressco Partners’ quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of March 31, 2013, Compressco Partners had an outstanding balance of $14.3 million under the Partnership Credit Agreement. The maturity date of the Partnership Credit Agreement is June 24, 2015.

All obligations under the Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of the assets (excluding real property) of Compressco Partners and its existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of its existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). Borrowings under the Partnership Credit Agreement, as amended, are limited to a borrowing capacity that is determined based on Compressco Partners’ domestic accounts receivable, inventory, and compressor fleet, less a reserve of $3.0 million. As of March 31,

2013, Compressco Partners had availability under its revolving credit facility of $5.3 million, based upon a $19.6 million borrowing capacity and the $14.3 million outstanding balance.

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

In April 2008, we issued $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008-A Senior Notes bore interest at the fixed rate of 6.30% and matured and were repaid on April 30, 2013. The Series 2008-B Senior Notes bear interest at the fixed rate of 6.56% and mature on April 30, 2015. Interest on the Series 2008 Senior Notes is due semiannually on April 30 and October 31 of each year.

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

In April 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement dated April 29, 2013. The Series 2013 Senior Notes bear interest at the fixed rate of 4.0% and mature on April 29, 2020. Upon receipt of the proceeds in April 2013, we utilized the funds to repay the Series 2008-A Senior Notes.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the

Master Note Purchase Agreement as of March 31, 2013. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in 2015, and our Senior Notes mature at various dates between April 2015 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. For the three months ended March 31, 2013, net of distributions paid to us, Compressco Partners distributed approximately $1.2 million to its public unitholders.

Off Balance Sheet Arrangements

As of March 31, 2013, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs and ongoing environmental monitoring at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. While the outcome cannot be predicted with certainty, management does not consider it reasonably possible that a loss in excess of any amounts accrued has been incurred or is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “will,” “would,” “could,” “estimates,” and similar terms. These forward –looking statements include, without limitation, statements concerning our business outlook, future sales, earnings, costs, expenses, contract renewals, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties, and assumptions, including those that are set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, and others that may be set forth from time to time in our filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or projected. We undertake no obligation to publically update or revise any forward-looking statement, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to our Market Risk exposures as disclosed in our Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

We are named defendants in several lawsuits and respondents in certain governmental proceedings arising in the ordinary course of business. While the outcome of lawsuits or other proceedings against us cannot be predicted with certainty, management does not consider it reasonably possible that a loss resulting from such lawsuits or other proceedings in excess of amounts accrued has been incurred that is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

Environmental Proceedings

One of our subsidiaries, TETRA Micronutrients, Inc. (TMI), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for future remediation costs and ongoing environmental monitoring at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. While the outcome cannot be predicted with certainty, management does not consider it reasonably possible that a loss in excess of any amounts accrued has been incurred or is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

					Maximum Number (or
			Average	Total Number of Shares	Approximate Dollar Value) of
	Total Number		Price	Purchased as Part of	Shares that May Yet be
	of Shares		Paid per	Publicly Announced	Purchased Under the Publicly
Period	Purchased		Share	Plans or Programs(1)	Announced Plans or Programs(1)

Jan 1 – Jan 31, 2013	–		$–	–	$14,327,000
Feb 1 – Feb 28, 2013	–		–	–	14,327,000
Mar 1 – Mar 31, 2013	1,197	(2)	9.38	–	14,327,000
Total	1,197			–	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

3.1

Certificate of Elimination, dated March 13, 2013, relating to the Series One Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2013 (SEC File No. 001-13455)).

4.1

Second Amendment to Rights Agreement, dated as of March 13, 2013, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 13, 2013 (SEC File No. 001-13455)).

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
+

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2013.

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

TETRA Technologies, Inc.

Date: May 9, 2013	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date: May 9, 2013	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date: May 9, 2013	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

3.1

Certificate of Elimination, dated March 13, 2013, relating to the Series One Junior Participating Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on March 13, 2013 (SEC File No. 001-13455)).

4.1

Second Amendment to Rights Agreement, dated as of March 13, 2013, between the Company and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on March 13, 2013 (SEC File No. 001-13455)).

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
+

Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language):
(i) Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2013.