Form 10-Q/A
period 2013-03-31
TETRA TECHNOLOGIES INC
filed 2013-05-10
CIK 844965

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 on Form 10‑Q/A amends the Quarterly Report on Form 10‑Q of TETRA Technologies, Inc. (the “Company”) for the quarter ended March 31, 2013 (the “Original Filing”), which was previously filed with the Securities and Exchange Commission on May 9, 2013. The Company is filing this Amendment No. 1 solely to provide the Company’s Extensible Business Reporting Language (XBRL) interactive data files as Exhibit 101, which were not included in the Original Filing due to an inadvertent selection of an incorrect exhibit label for the XBRL data that prevented the acceptance of the XBRL interactive data files in the Edgar filing.

Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures included therein to reflect any events that occurred since the date of the Original Filing.

PART II

OTHER INFORMATION

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

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed as an exhibit to the TETRA Technologies, Inc. Quarterly Report on Form 10-Q filed on May 9, 2013.
**	Previously furnished as an exhibit to the TETRA Technologies, Inc. Quarterly Report on Form 10-Q filed on May 9, 2013.
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

TETRA Technologies, Inc.

Date: May 10, 2013	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

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

31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Previously filed as an exhibit to the TETRA Technologies, Inc. Quarterly Report on Form 10-Q filed on May 9, 2013.
**	Previously furnished as an exhibit to the TETRA Technologies, Inc. Quarterly Report on Form 10-Q filed on May 9, 2013.
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