Form 10-Q
period 2013-06-30
TETRA TECHNOLOGIES INC
filed 2013-08-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 8, 2013, there were 78,724,179 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Product sales	$79,350	$75,782	$150,888	$143,011
Services and rentals	141,751	159,127	278,772	272,694
Total revenues	221,101	234,909	429,660	415,705
Cost of revenues:
Cost of product sales	80,135	62,516	135,873	113,006
Cost of services and rentals	89,504	100,064	183,968	180,642
Depreciation, amortization, and accretion	20,076	19,221	39,747	36,554
Total cost of revenues	189,715	181,801	359,588	330,202
Gross profit	31,386	53,108	70,072	85,503
General and administrative expense	34,365	31,466	67,919	62,357
Interest expense, net	4,178	4,084	8,378	8,235
Other (income) expense, net	(2,762)	(882)	(5,041)	(5,281)
Income (loss) before taxes and discontinued operations	(4,395)	18,440	(1,184)	20,192
Provision (benefit) for income taxes	(1,887)	6,262	(776)	6,866
Income (loss) before discontinued operations	(2,508)	12,178	(408)	13,326
Income (loss) from discontinued operations, net of taxes	—	3	—	2
Net income (loss)	(2,508)	12,181	(408)	13,328
Net (income) attributable to noncontrolling interest	(423)	(607)	(1,220)	(1,073)
Net income (loss) attributable to TETRA stockholders	$(2,931)	$11,574	$(1,628)	$12,255

Basic net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.04)	$0.15	$(0.02)	$0.16
Income (loss) from discontinued operations attributable to TETRA stockholders	—	—	—	—
Net income (loss) attributable to TETRA stockholders	$(0.04)	$0.15	$(0.02)	$0.16
Average shares outstanding	77,896	77,278	77,784	77,174

Diluted net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.04)	$0.15	$(0.02)	$0.16
Income (loss) from discontinued operations attributable to TETRA stockholders	—	—	—	—
Net income (loss) attributable to TETRA stockholders	$(0.04)	$0.15	$(0.02)	$0.16
Average diluted shares outstanding	77,896	78,998	77,784	78,640

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(2,508)	$12,181	$(408)	$13,328
Foreign currency translation adjustment, including taxes of $810 and $546 in 2013 and taxes of $1,185 and $851 in 2012	(2,786)	(6,942)	(8,722)	(3,020)
Comprehensive income (loss)	(5,294)	5,239	(9,130)	10,308
Less: comprehensive income attributable to noncontrolling interest	(423)	(607)	(1,220)	(1,073)
Comprehensive income (loss) attributable to TETRA stockholders	$(5,717)	$4,632	$(10,350)	$9,235

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,512	$74,048
Restricted cash	9,066	5,571
Trade accounts receivable, net of allowances for doubtful accounts of $1,065 in 2013 and $1,085 in 2012	171,448	176,352
Deferred tax asset	13,981	29,789
Inventories	93,157	103,041
Assets held for sale	14,546	12,009
Prepaid expenses and other current assets	22,412	34,299
Total current assets	355,122	435,109
Property, plant, and equipment:
Land and building	41,703	41,153
Machinery and equipment	633,417	589,725
Automobiles and trucks	58,856	57,708
Chemical plants	166,514	161,565
Construction in progress	30,462	40,452
Total property, plant, and equipment	930,952	890,603
Less accumulated depreciation	(368,594)	(337,889)
Net property, plant, and equipment	562,358	552,714
Other assets:
Goodwill	186,159	189,604
Patents, trademarks and other intangible assets, net of accumulated amortization of $29,323 in 2013 and $27,044 in 2012	32,867	36,735
Deferred tax assets	1,347	594
Other assets	33,699	47,062
Total other assets	254,072	273,995
Total assets	$1,171,552	$1,261,818

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$66,572	$67,453
Accrued liabilities	74,122	73,254
Current portion of long-term debt	63	35,441
Decommissioning and other asset retirement obligations, net	40,814	80,667
Total current liabilities	181,571	256,815
Long-term debt, net	345,957	331,268
Deferred income taxes	21,961	41,910
Decommissioning and other asset retirement obligations, net	16,516	14,254
Other liabilities	19,804	24,263
Total long-term liabilities	404,238	411,695
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 81,110,805 shares issued at June 30, 2013, and 80,446,169 shares issued at December 31, 2012	811	804
Additional paid-in capital	230,512	226,954
Treasury stock, at cost; 2,401,984 shares held at June 30, 2013 and 2,334,137 shares held at December 31, 2012	(15,293)	(15,027)
Accumulated other comprehensive income (loss)	(10,216)	(1,494)
Retained earnings	338,256	339,883
Total TETRA stockholders' equity	544,070	551,120
Noncontrolling interests	41,673	42,188
Total equity	585,743	593,308
Total liabilities and equity	$1,171,552	$1,261,818

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(408)	$13,328
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	39,747	36,554
Provision (benefit) for deferred income taxes	(4,768)	(547)
Equity-based compensation expense	3,624	4,253
Provision for doubtful accounts	333	(304)
Gain on sale of assets	(13)	(3,263)
Excess decommissioning/abandoning costs	32,877	9,939
Other non-cash charges and credits	(5,262)	(3,035)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	19,716	(38,703)
Inventories	9,248	320
Prepaid expenses and other current assets	14,690	5,402
Trade accounts payable and accrued expenses	(8,952)	8,989
Decommissioning liabilities, net	(70,788)	(42,582)
Other	317	1,623
Net cash provided by (used in) operating activities	30,361	(8,026)
Investing activities:
Purchases of property, plant, and equipment	(51,535)	(55,884)
Acquisition of businesses, net	—	(107,469)
Proceeds on sale of property, plant, and equipment	837	12,440
Other investing activities	258	3,538
Net cash provided by (used in) investing activities	(50,440)	(147,375)
Financing activities:
Proceeds from long-term debt	65,445	1,947
Payments of long-term debt	(85,928)	(1,947)
Compressco Partners' distributions	(2,393)	(2,300)
Proceeds from exercise of stock options	757	612
Excess tax benefit from equity compensation	—	197
Other financing activities	(307)	—
Net cash provided by (used in) financing activities	(22,426)	(1,491)
Effect of exchange rate changes on cash	(1,031)	1,692
Increase (decrease) in cash and cash equivalents	(43,536)	(155,200)
Cash and cash equivalents at beginning of period	74,048	204,412
Cash and cash equivalents at end of period	$30,512	$49,212
Supplemental cash flow information:
Interest paid	$9,616	$9,073
Income taxes paid	4,217	4,190

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, frac water management, after-frac flow back, production well testing, offshore rig cooling, compression-based production enhancement, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic oil and gas production business. We were incorporated in Delaware in 1981 and are composed of five reporting segments organized into three divisions – Fluids, Production Enhancement, and Offshore. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of June 30, 2013, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of June 30, 2013, and December 31, 2012, are as follows:

	June 30, 2013	December 31, 2012
	(In Thousands)
Finished goods	$64,874	$72,312
Raw materials	4,717	5,396
Parts and supplies	22,825	24,497
Work in progress	741	836
Total inventories	$93,157	$103,041

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

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Number of weighted average common shares outstanding	77,896	77,278	77,784	77,174
Assumed exercise of stock awards	—	1,720	—	1,466
Average diluted shares outstanding	77,896	78,998	77,784	78,640

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first six months of 2013, we used the average market price of our common stock of $9.38. For the three and six months ended June 30, 2013, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the period. For the three and six months ended June 30, 2012, the average diluted shares outstanding excludes the impact of 3,219,457 and 2,794,545 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Repair Costs and Insurance Recoveries

During December 2010, we initiated legal proceedings against one of Maritech’s insurance underwriters that had disputed that certain hurricane damage related costs incurred or to be incurred qualified as covered costs pursuant to Maritech’s windstorm insurance policies. In February 2013, we entered into a settlement agreement with the underwriter whereby we received $7.6 million, a portion of which was credited to operating expenses during the six months ended June 30, 2013.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term Senior Notes at June 30, 2013, and December 31, 2012, were approximately $316.9 million and $327.4 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were more favorable than the stated interest rates on the Senior Notes. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement). The fair values of the liability for the OPTIMA contingent purchase price consideration obligation at June 30, 2013, and December 31, 2012, were approximately $2.2 million and $2.7 million, respectively. We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the OPTIMA share purchase agreement based upon the actual and anticipated earnings of our OPTIMA operations (a level 3 fair value measurement).

New Accounting Pronouncements

In June 2011,the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU 2011-05 amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-2 are effective during interim and annual periods beginning after December 31, 2012. The adoption of ASU 2011-05, 2011-12 and 2013-2 regarding comprehensive income have not had a significant impact on the accounting or disclosures in our financial statements.

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
In July 2013, the FASB published ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). The amendments in this ASU provide guidance on presentation of unrecognized tax benefits and are expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $3.0 million of net working capital; $16.8 million of property, plant, and equipment; $20.4 million of certain intangible assets; $7.2 million of deferred and other tax liabilities; $3.5 million of other liabilities associated with the contingent purchase price consideration obligation; and $35.6 million of nondeductible goodwill. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated earnings for OPTIMA over each of the next two twelve month periods subsequent to the closing and could increase (up to 4 million pounds sterling) or decrease (to zero) depending on OPTIMA’s actual and expected earnings going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration obligation due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. Subsequent to the acquisition, the liability associated with the contingent purchase price consideration obligation was adjusted downward by approximately $1.6 million (approximately $0.5 million of which was adjusted during the six months ended June 30, 2013), and this amount was credited to earnings. The $35.6 million of goodwill recorded to our Production Testing segment as a result of the OPTIMA acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. For the six month period ended June 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $8.6 million, $1.7 million, and $2.2 million, respectively, associated with the acquired operations of OPTIMA after the closing in March 2012. Transaction costs associated with the acquisition of approximately $1.3 million were also charged to general and administrative expense during the six month period ended June 30, 2012.

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

We allocated the purchase price to the fair value of the assets acquired, which consisted of approximately $18.5 million of property, plant, and equipment, approximately $3.4 million of certain intangible assets, and approximately $20.6 million of nondeductible goodwill. The $20.6 million of goodwill recorded to our Production Testing segment as a result of the ERS acquisition is supported by the strategic benefits discussed above to be generated from the acquisition. For the six month period ended June 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $7.0 million, $0.7 million, and $2.5 million, respectively, associated with the acquired operations of ERS after the closing in April 2012. In addition to the above impact on our results of operations, transaction costs associated with the ERS acquisition of approximately $0.3 million were also charged to general and administrative expense during the six month period ended June 30, 2012.

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

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
	(In Thousands, Except Per Share Amounts)

Revenues	$247,612	$455,875
Depreciation, depletion, amortization, and accretion	$19,868	$39,386
Gross profit	$55,949	$97,122

Income before discontinued operations	$13,773	$19,725
Net income	$13,776	$19,727
Net income attributable to TETRA stockholders	$13,169	$18,654

Per share information:
Income before discontinued operations attributable to TETRA stockholders
Basic	$0.17	$0.24
Diluted	$0.17	$0.24

Net income attributable to TETRA stockholders
Basic	$0.17	$0.24
Diluted	$0.17	$0.24

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2013	December 31, 2012
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	October 29, 2015	$19,463	$51,218
Compressco Partners' bank credit facility	June 24, 2015	21,494	10,050
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	—	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	—
European bank credit facility		—	—
Other		63	441
Total debt		346,020	366,709
Less current portion		(63)	(35,441)
Total long-term debt		$345,957	$331,268
On April 29, 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement. The Series 2013 Senior Notes bear interest at the fixed rate of 4.0% and mature on April 29, 2020. On April 30, 2013, we utilized the proceeds from the issuance to repay the 2008-A Senior Notes. The Series 2013 Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. Interest on the Series 2013 Senior Notes is due semiannually on April 29 and October 29 of each year. Similar to each other series of our outstanding senior notes, the Series 2013 Senior Notes contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period.

On May 14, 2013, Compressco Partners, L.P. (Compressco Partners) entered into an amendment of its bank credit facility whereby, among other modifications, the maximum credit commitment under the credit facility was increased from $20.0 million to $40.0 million.

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with one remaining offshore platform previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners. We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. We are required to take certain actions in connection with the retirement of these assets. The value of our asset retirement obligations for non-Maritech properties was approximately $7.8 million and $7.5 million as of June 30, 2013 and December 31, 2012, respectively. The changes in consolidated asset retirement obligations during the three and six month periods ended June 30, 2013, are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
	(In Thousands)
Beginning balance for the period, as reported	78,714	$94,921
Activity in the period:
Accretion of liability	166	331
Revisions in estimated cash flows	23,578	32,866
Settlement of retirement obligations	(45,128)	(70,788)
Ending balance as of June 30	57,330	$57,330

Revisions in estimated cash flows during the first six months of 2013 resulted primarily from additional work incurred and anticipated to be required on Maritech’s offshore oil and gas properties.

NOTE E – MARKET RISKS AND HEDGE CONTRACTS

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

In July 2012, we borrowed 10.0 million euros (approximately $13.0 million equivalent as of June 30, 2013) and designated the borrowing as a hedge of our net investment in our European operations. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $0.6 million, net of taxes, at June 30, 2013, including a change of $0.1 million, net of taxes, during the six months ended June 30, 2013, with no ineffectiveness recorded.

NOTE F – EQUITY

Changes in equity for the three and six month periods ended June 30, 2013 and 2012, are as follows:

	Three Months Ended June 30,
	2013			2012
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$548,577	$42,094	$590,671	$534,478	$41,291	$575,769
Net income (loss)	(2,931)	423	(2,508)	11,574	607	12,181
Foreign currency translation adjustment, including taxes of $810 in 2013 and taxes of $1,185 in 2012	(2,786)	—	(2,786)	(6,942)	—	(6,942)
Comprehensive income (loss)	(5,717)	423	(5,294)	4,632	607	5,239
Exercise of common stock options	207	—	207	280	—	280
Distributions to public unitholders	—	(1,202)	(1,202)	—	(1,066)	(1,066)
Equity-based compensation	1,398	371	1,769	1,521	377	1,898
Treasury stock and other	(242)	(13)	(255)	(136)	120	(16)
Tax benefit upon exercise of stock options	(153)	—	(153)	19	—	19
Ending balance as of June 30	$544,070	$41,673	$585,743	$540,794	$41,329	$582,123

	Six Months Ended June 30,
	2013			2012
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$551,120	$42,188	$593,308	$527,146	$41,942	$569,088
Net income (loss)	(1,628)	1,220	(408)	12,255	1,073	13,328
Foreign currency translation adjustment, including taxes of $546 in 2013 and taxes of $851 in 2012	(8,722)	—	(8,722)	(3,020)	—	(3,020)
Comprehensive income (loss)	(10,350)	1,220	(9,130)	9,235	1,073	10,308
Exercise of common stock options	989	—	989	758	—	758
Distributions to public unitholders	—	(2,393)	(2,393)	—	(2,275)	(2,275)
Equity-based compensation	2,930	693	3,623	3,604	649	4,253
Treasury stock and other	(230)	(35)	(265)	(146)	(60)	(206)
Tax benefit upon exercise of stock options	(389)	—	(389)	197	—	197
Ending balance as of June 30	$544,070	$41,673	$585,743	$540,794	$41,329	$582,123

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

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides after-frac flow back, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas basins in the United States, Mexico, and Canada, as well as in certain basins in certain regions in South America, Africa, Europe, the Middle East, and Australia.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$74,741	$72,739	$143,902	$134,271
Production Enhancement Division
Production Testing	—	—	—	—
Compressco	1,341	1,057	2,429	2,219
Total Production Enhancement Division	1,341	1,057	2,429	2,219
Offshore Division
Offshore Services	1,584	882	1,713	2,877
Maritech	1,684	1,104	2,844	3,644
Total Offshore Division	3,268	1,986	4,557	6,521
Consolidated	$79,350	$75,782	$150,888	$143,011

Services and rentals
Fluids Division	$25,493	$17,006	$50,324	$34,782
Production Enhancement Division
Production Testing	47,433	50,329	102,040	88,612
Compressco	26,640	24,201	56,377	45,721
Intersegment eliminations	(293)	—	(573)	—
Total Production Enhancement Division	73,780	74,530	157,844	134,333
Offshore Division
Offshore Services	62,871	79,794	100,391	122,894
Maritech	—	75	—	150
Intersegment eliminations	(20,393)	(12,403)	(29,787)	(19,715)
Total Offshore Division	42,478	67,466	70,604	103,329
Corporate overhead	—	125	—	250
Consolidated	$141,751	$159,127	$278,772	$272,694

Intersegment revenues
Fluids Division	$(8)	$102	$40	$127
Production Enhancement Division
Production Testing	—	—	—	—
Compressco	—	—	—	—
Total Production Enhancement Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Intersegment eliminations	8	(102)	(40)	(127)
Consolidated	$—	$—	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
Total revenues
Fluids Division	$100,226	$89,847	$194,266	$169,180
Production Enhancement Division
Production Testing	47,433	50,329	102,040	88,612
Compressco	27,981	25,258	58,806	47,940
Intersegment eliminations	(293)	—	(573)	—
Total Production Enhancement Division	75,121	75,587	160,273	136,552
Offshore Division
Offshore Services	64,455	80,676	102,104	125,771
Maritech	1,684	1,179	2,844	3,794
Intersegment eliminations	(20,393)	(12,403)	(29,787)	(19,715)
Total Offshore Division	45,746	69,452	75,161	109,850
Corporate overhead	—	125	—	250
Intersegment eliminations	8	(102)	(40)	(127)
Consolidated	$221,101	$234,909	$429,660	$415,705

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	(In Thousands)
Income (loss) before taxes and
discontinued operations
Fluids Division	$17,847		$13,959		$34,852		$25,424
Production Enhancement Division
Production Testing	4,317		11,170		10,615		16,847
Compressco	3,161		4,645		8,386		8,155
Total Production Enhancement Division	7,478		15,815		19,001		25,002
Offshore Division
Offshore Services	9,688		11,764		4,485		10,731
Maritech	(23,743)		(8,626)		(28,651)		(10,707)
Intersegment eliminations	—		—		—		—
Total Offshore Division	(14,055)		3,138		(24,166)		24
Corporate overhead	(15,665)	(1)	(14,472)	(1)	(30,871)	(1)	(30,258)	(1)
Consolidated	$(4,395)		$18,440		$(1,184)		$20,192

	June 30,
	2013	2012
	(In Thousands)
Total assets
Fluids Division	$389,580	$354,680
Production Enhancement Division
Production Testing	320,801	266,991
Compressco	233,288	211,276
Total Production Enhancement Division	554,089	478,267
Offshore Division
Offshore Services	181,752	225,722
Maritech	25,640	48,939
Intersegment eliminations	—	—
Total Offshore Division	207,392	274,661
Corporate overhead	20,491	91,162
Consolidated	$1,171,552	$1,198,770
_____________________________________________________________

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In Thousands)
General and administrative expense	$10,364	$9,246	$20,275	$19,158
Depreciation and amortization	579	864	1,160	1,733
Interest expense	4,090	4,045	8,242	8,236
Other general corporate (income) expense, net	632	317	1,194	1,131
Total	$15,665	$14,472	$30,871	$30,258

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Despite the continuing growth of our Fluids Division, consolidated revenues decreased during the second quarter of 2013 as compared to the prior year period, primarily due to decreased revenues by our Offshore Services and Production Testing segments. Our Offshore Services segment revenues were adversely affected by continuing market challenges in the U.S. Gulf of Mexico market, particularly affecting its heavy lift and dive services operations, and unseasonal weather delays. Our Production Testing segment revenues also decreased compared to the prior year period, despite the acquisitions completed during 2012, primarily due to lower activity in Mexico and decreased domestic natural gas drilling and completion activity. Our Compressco segment reported increased revenues from domestic and certain international markets, but along with our Production Testing segment, it experienced a decrease in demand in Mexico due to budgetary re-evaluations by its primary customer in Mexico. Profitability for our Production Testing, Compressco, and Offshore Services segments were each lower compared to the prior year period, primarily due to the decreased activity, which more than offset cost reduction efforts by each of these segments. The most significant factor for our decrease in profitability, however, was from our Maritech segment, which incurred excess decommissioning costs associated with the ongoing efforts to extinguish its remaining asset retirement obligations. Maritech expects to complete the remaining asset retirement work on its operated properties during 2013. These decreases in profitability were partially offset by the strong performance of our Fluids Division, which continued to report growth from its onshore frac water management business and strong demand for its clear brine fluids (CBF) products in the U.S. Gulf of Mexico. Recent and ongoing cost reduction efforts by each of our businesses are expected to result in improved operating efficiencies and reduced administrative costs going forward.

We continue to prioritize the extinguishment of Maritech's remaining asset retirement obligations, and as of June 30, 2013, the remaining liability has been reduced to approximately $49.5 million. Funded by increased operating cash flows generated during the first six months of 2013, we expended approximately $70.8 million on these efforts. Despite the significant cash spent to extinguish Maritech's remaining asset retirement obligations, cash provided from operating activities was approximately $30.4 million during the first six months of 2013, compared to $8.0 million of cash flows used in operating activities during the prior year period. This increase was primarily due to the impact of efforts that resulted in improved cash collections. The cost reduction efforts discussed above are also anticipated to further improve operating cash flows in future periods. We spent approximately $50.4 million on investing activities during the first six months of 2013, primarily on capital expenditures for several of our existing businesses. To fund potential growth, as of August 8, 2013, we have approximately $252.0 million available under our revolving credit facility. Compressco Partners, L.P. (Compressco Partners) amended its bank revolving credit facility during the second quarter of 2013, increasing its maximum credit commitment to $40.0 million, and it has availability of approximately $18.3 million as of June 30, 2013. During the second quarter of 2013, we issued $35.0 million of new 4.0% Series 2013 Senior Notes, the proceeds of which were used to repay the maturity of the 6.3% Series 2008-A Senior Notes that matured during the period. In addition to the ongoing capital expenditure activity, we continue to evaluate opportunities to further expand certain of our businesses through internal growth and acquisitions, consistent with our growth plan.

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

Results of Operations

Three months ended June 30, 2013 compared with three months ended June 30, 2012.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$221,101	$234,909	$(13,808)	(5.9)%
Gross profit	31,386	53,108	(21,722)	(40.9)%
Gross profit as a percentage of revenue	14.2%	22.6%
General and administrative expense	34,365	31,466	2,899	9.2%
General and administrative expense as a percentage of revenue	15.5%	13.4%
Interest expense, net	4,178	4,084	94	2.3%
Other (income) expense, net	(2,762)	(882)	(1,880)	213.2%
Income (loss) before taxes and discontinued operations	(4,395)	18,440	(22,835)	(123.8)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(2.0)%	7.8%
Provision (benefit) for income taxes	(1,887)	6,262	(8,149)	(130.1)%
Income (loss) before discontinued operations	(2,508)	12,178	(14,686)	(120.6)%
Income (loss) from discontinued operations, net of taxes	—	3	(3)
Net income (loss)	(2,508)	12,181	(14,689)	(120.6)%
Net (income) attributable to noncontrolling interest	(423)	(607)	184
Net income (loss) attributable to TETRA stockholders	$(2,931)	$11,574	$(14,505)	(125.3)%

Consolidated revenues for the quarter ended June 30, 2013, decreased compared to the prior year period due to decreased revenues for the Offshore Services and Production Testing segments, both of which were adversely affected by decreases in activity during the period. The decrease in Offshore Services revenues was primarily due to decreased activity in its heavy lift and dive services operations. Decreased production testing activity in Mexico and in several of the domestic markets served, along with a decrease in our Optima Solutions Holdings Limited (OPTIMA) offshore rig cooling activity, more than offset the positive impact of the 2012 acquisitions of Eastern Reservoir Services (ERS), and Greywolf Production Systems Inc. and GPS Ltd. (together, Greywolf) production testing businesses. These decreases in Offshore Services and Production Testing revenues were partially offset by increased Fluids Division revenues, which were primarily due to the growth of our onshore frac water management business. Our Compressco segment also reported increased revenues compared to the prior year period, primarily due to increased domestic and Canadian activity, which more than offset decreased activity in Mexico. Any increases in Compressco and Production Testing segment revenue levels in Mexico are dependent on the resolution of current uncertainties with their primary customer in Mexico. Consolidated gross profit decreased significantly during the current year quarter compared to the prior year period, primarily due to the impact of $23.6 million of Maritech's excess decommissioning expenses as well as from the decreased gross profit of our Production Testing segment. These decreases more than offset the increased profitability of our Fluids Division, which was primarily attributed to the increased domestic onshore frac water management activity.

Consolidated general and administrative expenses increased during the second quarter of 2013 compared to the prior year period primarily due to increases in general and administrative expenses by each of our segments as a result of approximately $1.3 million of employee severance expenses recorded during the current year period. The impact of cost reduction actions taken during the second quarter of 2013 are expected to result in decreased general and administrative expenses going forward. In addition, consolidated general and administrative expenses of our Production Testing segment increased approximately $0.8 million as a result of the 2012 acquisitions of OPTIMA, ERS, and Greywolf.

Consolidated interest expense increased slightly, primarily due to increased Compressco borrowings.

Consolidated other income increased primarily due to increased earnings from an unconsolidated joint venture.

We had an income tax benefit during the second quarter of 2013 due to our pretax loss during the period.

Divisional Comparisons

Fluids Division

	Three Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$100,226	$89,847	$10,379	11.6%
Gross profit	25,875	21,327	4,548	21.3%
Gross profit as a percentage of revenue	25.8%	23.7%
General and administrative expense	8,498	7,872	626	8.0%
General and administrative expense as a percentage of revenue	8.5%	8.8%
Interest (income) expense, net	(59)	34	(93)
Other (income) expense, net	(411)	(538)	127
Income before taxes and discontinued operations	$17,847	$13,959	$3,888	27.9%
Income before taxes and discontinued operations as a percentage of revenue	17.8%	15.5%

The increase in Fluids Division revenues during the second quarter of 2013 compared to the prior year period was primarily due to approximately $8.5 million of increased service revenues, primarily from the growth of our onshore frac water management business. In addition, the Division's product sales revenue increased by approximately $2.0 million, primarily due to the increased domestic demand for its manufactured products. However, the increased revenues from the Division's sales of CBF products was largely offset by the impact of decreased international activity compared to the prior year period.

Fluids Division gross profit increased compared to the prior year period, primarily as a result of increased domestic onshore frac water management revenues. Increased gross profit from the Division's manufactured product sales was largely offset by decreased international activity.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and despite increased administrative costs. Fluids Division administrative costs increased due to increased personnel-related costs, partially offset by decreased professional services expense.

Production Enhancement Division

Production Testing Segment

	Three Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$47,433	$50,329	$(2,896)	(5.8)%
Gross profit	7,670	15,420	(7,750)	(50.3)%
Gross profit as a percentage of revenue	16.2%	30.6%
General and administrative expense	6,391	5,622	769	13.7%
General and administrative expense as a percentage of revenue	13.5%	11.2%
Interest (income) expense, net	7	25	(18)
Other (income) expense, net	(3,045)	(1,397)	(1,648)
Income before taxes and discontinued operations	$4,317	$11,170	$(6,853)	(61.4)%
Income before taxes and discontinued operations as a percentage of revenue	9.1%	22.2%

Production Testing revenues decreased during the second quarter of 2013 compared to the prior year period, despite the acquisitions of ERS and Greywolf during 2012. These acquired production testing businesses generated a total of approximately $6.7 million of increased revenues during the period compared to the prior year, despite decreased Greywolf Canadian activity in the current year quarter compared to late 2012 levels. Revenues for our OPTIMA offshore rig cooling operation, which was acquired in March 2012, decreased by approximately $2.5 million compared to the prior year period, due to decreased completion activity in the North Sea market. The segment's previously existing production testing business decreased by approximately $7.1 million as compared to the prior year period, primarily due to the impact of decreased demand from our primary customer in Mexico due to budget re-evaluations. We believe this decline in demand in Mexico is temporary, and we expect to see a slow increase in activity levels in Mexico. In addition, decreased domestic natural gas drilling and completion activity resulted in reduced demand and pricing pressure in certain of the markets we serve. Latin America revenues also decreased, as activity pursuant to a South American technical management contract is in its final phases. These decreases were partially offset by increased production testing revenues in the Eastern Hemisphere during the second quarter of 2013.

Production Testing segment gross profit decreased during the second quarter of 2013 compared to the prior year period, despite the 2012 acquisitions of ERS and Greywolf. The gross profit increase from these acquired production testing businesses was more than offset by the impact of the above mentioned decreased activity in Mexico, the decreased activity and pricing levels in certain domestic markets, decreased OPTIMA activity, increased labor costs, and the impact of the decreased activity in South America mentioned above. During the second quarter of 2013, we took steps to downsize field operations and implement other cost reductions for the Production Testing segment. These cost reduction actions are expected to result in reduced operating expenses going forward.

Production Testing income before taxes decreased, primarily due to the decreased gross profit discussed above. In addition, general and administrative expenses increased, due to the increased personnel-related costs associated with the acquired ERS and Greywolf businesses. This decrease in profitability was partially offset by increased other income that resulted from increased earnings from an unconsolidated joint venture, partially offset by decreased foreign currency gains.

Compressco Segment

	Three Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$27,981	$25,258	$2,723	10.8%
Gross profit	8,039	9,241	(1,202)	(13.0)%
Gross profit as a percentage of revenue	28.7%	36.6%
General and administrative expense	4,534	4,152	382	9.2%
General and administrative expense as a percentage of revenue	16.2%	16.4%
Interest (income) expense, net	108	(10)	118
Other (income) expense, net	236	454	(218)
Income before taxes and discontinued operations	$3,161	$4,645	$(1,484)	(31.9)%
Income before taxes and discontinued operations as a percentage of revenue	11.3%	18.4%

The increase in Compressco revenues compared to the prior year period was due to an increase of $2.4 million of service revenues, resulting primarily from increased domestic and Canadian activity. Latin American revenues during the current year period were adversely affected by current budget re-evaluations by Compressco's primary customer in Mexico. In March 2013, Compressco began to experience a decline in demand for its oil and gas services from this customer. Compressco believes this decline in demand is temporary, and expects to see a slow increase in activity levels in Mexico. Compressco has continued to increase its compressor fleet, both domestically and in certain international markets, to serve increasing demand for services. Revenues from the sales of compressor units and parts during the second quarter of 2013 increased $0.3 million compared to the prior year period, primarily due to increased international sales.

Compressco gross profit decreased during the second quarter of 2013 compared to the prior year period, primarily due to the impact of the reduced revenues in Mexico and increased labor and maintenance costs. Average compressor unit utilization increased from 79.7% to 82.6%, however, gross profit as a percentage of revenue decreased compared to the prior year period as a result of the increased costs and the impact of the decreased activity in Mexico. Primarily as a result of the current reduced activity described above, Compressco has reduced its Mexico operating headcount, and it is continuing to adjust its cost structure to current activity levels.

Income before taxes for Compressco decreased during the second quarter of 2013 compared to the prior year period, primarily due to the decreased gross profit discussed above. Compressco’s administrative expense levels increased compared to the prior year period, primarily due to increases in administrative salary and personnel-related expenses.

Offshore Division

Offshore Services Segment

	Three Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$64,455	$80,676	$(16,221)	(20.1)%
Gross profit	13,119	15,124	(2,005)	(13.3)%
Gross profit as a percentage of revenue	20.4%	18.7%
General and administrative expense	3,579	3,659	(80)	(2.2)%
General and administrative expense as a percentage of revenue	5.6%	4.5%
Interest (income) expense, net	27	27	—
Other (income) expense, net	(175)	(326)	151
Income (loss) before taxes and discontinued operations	$9,688	$11,764	$(2,076)	(17.6)%
Income before taxes and discontinued operations as a percentage of revenue	15.0%	14.6%

Revenues from the Offshore Services segment decreased during the second quarter of 2013 compared to the prior year quarter, primarily due to decreased activity levels for its heavy lift and dive services operations as a result of increased competition and decreased pricing in the Gulf of Mexico market. These businesses were also negatively affected by unseasonal weather delays during the current year quarter. The segment has entered into contracts that are expected to result in a significant amount of work to be performed later during 2013.

Gross profit for the Offshore Services segment decreased due to the decreased activity levels for the heavy lift and dive services businesses compared to the prior year period. Although Offshore Services segment revenues decreased by 20.1% compared to the prior year period, gross profit as a percentage of revenues increased, reflecting the improved profitability as a result of cost reduction efforts made during late 2012. During the second quarter of 2013, the Offshore Services segment implemented additional cost reduction measures, and it continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment income before taxes decreased, primarily due to the reduced gross profit discussed above. Segment general and administrative expenses were decreased slightly, despite approximately $0.3 million of employee severance costs expensed during the current year period. In addition, other income decreased, primarily due to decreased foreign currency gains.

Maritech Segment

	Three Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$1,684	$1,179	$505	42.8%
Gross profit (loss)	(22,738)	(7,263)	(15,475)	213.1%
General and administrative expense	999	915	84	9.2%
General and administrative expense as a percentage of revenue	59.3%	77.6%
Interest (income) expense, net	6	—	6
Other (income) expense, net	—	448	(448)
Income (loss) before taxes and discontinued operations	$(23,743)	$(8,626)	$(15,117)	175.2%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues for the second quarter of 2013 and 2012 are negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during the second quarter of 2013 compared to the prior year period due to approximately $23.6 million of excess decommissioning costs expensed during the current year period, including approximately $15.4 million associated with work to be performed during the third and fourth quarters of 2013. The amount expensed during the current year period reflects an increase of approximately $15.9 million of such costs compared to the prior year period and was due to additional oil and gas abandonment and decommissioning work required on certain offshore properties, including remediation work required on certain wells that had been previously plugged.

The increase in Maritech’s pretax loss during the second quarter of 2013 compared to the prior year period is primarily due to the increased gross loss discussed above. The decrease in other expense is due to loss on sales of oil and gas properties during the prior year period.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(579)	$(741)	$162	(21.9)%
General and administrative expense	10,364	9,246	1,118	12.1%
Interest (income) expense, net	4,090	4,008	82
Other (income) expense, net	632	477	155
(Loss) before taxes and discontinued operations	$(15,665)	$(14,472)	$(1,193)	8.2%

Corporate Overhead increased during the second quarter of 2013 compared to the prior year period, primarily due to increased corporate general and administrative expenses caused by approximately $1.2 million of increased personnel costs, including approximately $0.5 million of employee severance charges during the current year period, that are expected to result in decreased corporate general and administrative expenses going forward. General and administrative expenses also include approximately $0.7 million of increased office expense, which was primarily the result of the sale and leaseback of our corporate headquarters building in the fourth quarter of 2012. Partially offsetting these increases was approximately $0.3 million of decreased tax expenses, approximately $0.2 million of increased allocated costs, and approximately $0.3 million of decreased general expenses.

Six months ended June 30, 2013 compared with six months ended June 30, 2012.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$429,660	$415,705	$13,955	3.4%
Gross profit	70,072	85,503	(15,431)	(18.0)%
Gross profit as a percentage of revenue	16.3%	20.6%
General and administrative expense	67,919	62,357	5,562	8.9%
General and administrative expense as a percentage of revenue	15.8%	15.0%
Interest expense, net	8,378	8,235	143	1.7%
Other (income) expense, net	(5,041)	(5,281)	240	(4.5)%
Income (loss) before taxes and discontinued operations	(1,184)	20,192	(21,376)	(105.9)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(0.3)%	4.9%
Provision (benefit) for income taxes	(776)	6,866	(7,642)	(111.3)%
Income (loss) before discontinued operations	(408)	13,326	(13,734)	(103.1)%
Income (loss) from discontinued operations, net of taxes	—	2	(2)
Net income (loss)	(408)	13,328	(13,736)	(103.1)%
Net (income) attributable to noncontrolling interest	(1,220)	(1,073)	(147)
Net income (loss) attributable to TETRA stockholders	$(1,628)	$12,255	$(13,883)	(113.3)%

Consolidated revenues for the six months ended June 30, 2013, increased compared to the prior year period due to increased revenues for our Fluids, Production Testing and Compressco segments. The increase in the Fluids Division’s revenues is primarily due to the growth of our onshore frac water management business. Our Production Testing segment revenues increased, reflecting the impact of 2012 acquisitions. The impact on segment revenues from these acquisitions more than offset the decreased Production Testing segment revenues resulting from decreased activity experienced in several of the markets it serves. Our Compressco segment reported increased revenues during the six month period, primarily due to increased activity in Latin America during the first quarter of 2013. Any increases in the Compressco and Production Testing segments' activity levels in Latin America are subject to the resolution of current uncertainties with our primary customer in Mexico. The increased consolidated revenues were negatively affected by our Offshore Services segment, which reported decreased revenues due to a reduction in heavy lift and dive services activity. These businesses were also adversely affected by weather delays as well as by continuing market challenges in the U.S. Gulf of Mexico during the current year period. Consolidated gross profit decreased, despite the increased profitability of our Fluids Division, as our Maritech, Production Testing, and Offshore Services segments all reported decreases. Maritech expensed approximately $32.9 million of excess decommissioning costs during the current year period.

Consolidated general and administrative expenses increased during the first six months of 2013 compared to the prior year period due to approximately $1.2 million of increased general and administrative expenses by our Production Testing segment as a result of the businesses acquired during 2012. Consolidated general and administrative expenses also increased as a result of approximately $1.3 million of employee severance expenses recorded during the second quarter of 2013. In addition, our Maritech segment's general and administrative expenses increased approximately $0.9 million, primarily due to legal expenses associated with an insurance-related settlement during the first quarter of 2013. These increases, along with the impact from the growth of our Fluids Division, were partially offset by our Offshore Services segment, where general and administrative costs decreased by $0.4 million, primarily due to the cost reduction steps taken in late 2012. Cost reduction efforts taken during late 2012 and the second quarter of 2013 are anticipated to reduce administrative cost levels going forward.

Consolidated interest expense was slightly increased during the first six months of 2013, primarily due to increased Compressco borrowings.

Consolidated other income decreased, primarily due to $3.2 million of decreased gains on sale of assets, partially offset by increased earnings from an unconsolidated joint venture.

We had an income tax benefit during the first six months of 2013 due to the pretax loss during the period.

Divisional Comparisons

Fluids Division

	Six Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$194,266	$169,180	$25,086	14.8%
Gross profit	50,220	39,247	10,973	28.0%
Gross profit as a percentage of revenue	25.9%	23.2%
General and administrative expense	16,331	14,871	1,460	9.8%
General and administrative expense as a percentage of revenue	8.4%	8.8%
Interest (income) expense, net	(70)	61	(131)
Other (income) expense, net	(893)	(1,109)	216
Income before taxes and discontinued operations	$34,852	$25,424	$9,428	37.1%
Income before taxes and discontinued operations as a percentage of revenue	17.9%	15.0%

The increase in Fluids Division revenues during the six months ended June 30, 2013, compared to the prior year period was primarily due to approximately $15.5 million of increased service revenues from the growth of our onshore frac water management business. In addition, the Division also reported $9.6 million of increased product sales revenue, primarily due to the increased domestic offshore demand for its CBF products. U.S. Gulf of Mexico drilling and completion activity levels have continued to increase in 2013 compared to the prior year period. In addition, increased domestic sales of brominated products also contributed to increased product sales revenues.

Fluids Division gross profit increased compared to the prior year period, primarily as a result of the increased domestic onshore frac water management activity and increased Gulf of Mexico product sales discussed above.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and despite increased administrative costs. Fluids Division administrative costs increased primarily due to increased personnel-related costs.

Production Enhancement Division

Production Testing Segment

	Six Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$102,040	$88,612	$13,428	15.2%
Gross profit	17,890	25,355	(7,465)	(29.4)%
Gross profit as a percentage of revenue	17.5%	28.6%
General and administrative expense	12,647	10,605	2,042	19.3%
General and administrative expense as a percentage of revenue	12.4%	12.0%
Interest (income) expense, net	(26)	31	(57)
Other (income) expense, net	(5,346)	(2,128)	(3,218)
Income before taxes and discontinued operations	$10,615	$16,847	$(6,232)	(37.0)%
Income before taxes and discontinued operations as a percentage of revenue	10.4%	19.0%

Production Testing revenues increased during the first six months of 2013 compared to the prior year period, due to the acquisitions of OPTIMA, ERS, and Greywolf during 2012. These acquired businesses together generated approximately $27.0 million of increased revenues during the period compared to the prior year, despite decreased Greywolf Canadian activity in the current year period compared to late 2012 levels. Revenues for our previously existing production testing business decreased by approximately $13.6 million as compared to the prior year period, primarily due to the impact of reduced activity in Mexico caused by current budget re-evaluations by the segment's primary customer in Mexico. We believe this decline in demand is temporary, and we expect to see a slow increase in activity levels in Mexico. Decreased revenues in Mexico were also caused by decreased demand during the first quarter of 2013 for certain of the segment's production testing services, a portion of which was offset, on a consolidated basis, by increased demand for well monitoring services during the first quarter of 2013 by our Compressco segment. In addition, lower domestic natural gas drilling and completion activity reduced demand and pricing in certain of the markets we serve. These decreases were partially offset by increased revenues from operations in the Eastern Hemisphere during the first six months of 2013.

Production Testing segment gross profit decreased during the first six months of 2013 compared to the prior year period, despite the 2012 acquisitions of OPTIMA, ERS, and Greywolf. The gross profit increase from the acquired businesses and the growth in certain of the segment's international operations was more than offset by the impact of the decreased activity and pricing levels in certain domestic markets, increased labor costs, and the impact of the decreased production testing activity in Mexico compared to the prior year period. During the second quarter of 2013, we took steps to downsize field operations and implement other cost reductions for the Production Testing segment in an effort to increase gross profit going forward.

Production Testing income before taxes decreased due to the decreased gross profit discussed above, as well as from increased administrative costs compared to the prior year period. The increased administrative expenses were primarily due to the increased personnel-related and other administrative costs associated with the acquired OPTIMA, ERS, and Greywolf businesses. Partially offsetting the decreased gross profit and increased general and administrative expenses, other income increased, primarily due to increased earnings from an unconsolidated joint venture, partially offset by decreased foreign currency gains.

Compressco Segment

	Six Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$58,806	$47,940	$10,866	22.7%
Gross profit	17,842	17,122	720	4.2%
Gross profit as a percentage of revenue	30.3%	35.7%
General and administrative expense	9,091	8,726	365	4.2%
General and administrative expense as a percentage of revenue	15.5%	18.2%
Interest (income) expense, net	167	(22)	189
Other (income) expense, net	198	263	(65)
Income before taxes and discontinued operations	$8,386	$8,155	$231	2.8%
Income before taxes and discontinued operations as a percentage of revenue	14.3%	17.0%

The increase in Compressco revenues compared to the prior year period was due to an increase of $10.7 million of service revenues, resulting primarily from increased activity in Latin America during the first quarter of 2013. However, as a result of the budget re-evaluations by Compressco's primary customer in Mexico, in March 2013 Compressco began to experience a decline in demand for its oil and gas services in Mexico. We believe this decline in demand is temporary, and we expect to see a slow increase in activity levels in Mexico. In addition to the increased Latin America revenues for the six month period, domestic and Canadian revenues also increased compared to the prior year period, reflecting the increased demand for unconventional compression applications services. Compressco has continued to increase its compressor fleet, both domestically and in certain international markets, to serve increasing demand. Revenues from the sales of compressor units and parts during the first six months of 2013 increased $0.2 million compared to the prior year period.

Compressco gross profit increased modestly during the first six months of 2013 compared to the prior year period, as the increased domestic and Latin America revenues were largely offset by increased operating expenses, particularly labor, maintenance, and fuel costs. Gross profit as a percentage of revenue decreased compared to the prior year period as a result of these cost increases. Primarily as a result of the current reduced activity described above, Compressco has reduced its Mexico operating headcount and it is continuing to adjust its cost structure to current activity levels.

Income before taxes for Compressco increased slightly during the first six months of 2013 compared to the prior year period due to the increased gross profit discussed above. Compressco’s administrative expense levels increased compared to the prior year period due to increases in administrative salary and personnel related expenses.

Offshore Division

Offshore Services Segment

	Six Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$102,104	$125,771	$(23,667)	(18.8)%
Gross profit	11,597	14,019	(2,422)	(17.3)%
Gross profit as a percentage of revenue	11.4%	11.1%
General and administrative expense	7,262	7,630	(368)	(4.8)%
General and administrative expense as a percentage of revenue	7.1%	6.1%
Interest (income) expense, net	54	54	—
Other (income) expense, net	(204)	(4,396)	4,192
Income before taxes and discontinued operations	$4,485	$10,731	$(6,246)	(58.2)%
Income before taxes and discontinued operations as a percentage of revenue	4.4%	8.5%

Revenues from our Offshore Services segment decreased during the first six months of 2013 compared to the prior year period, primarily due to decreased activity levels in the Gulf of Mexico market for its heavy lift and dive services businesses. These businesses were also negatively affected by weather delays during the period, including unseasonal weather delays during the second quarter. The segment has entered into contracts that are expected to result in a significant amount of work to be performed later during 2013.

Consistent with the significant decrease in revenues for the Offshore Services segment during the first six months of 2013, gross profit decreased during the period compared to the prior year period. This decrease was primarily associated with the dive services business due to continuing market challenges, which have resulted in increased competition and decreased pricing compared to the prior year period. In addition, the impact of weather delays during the period also affected profitability. Although Offshore Services segment revenues decreased by 18.8% compared to the prior year period, gross profit as a percentage of revenues remained flat, reflecting the improved profitability as a result of cost reduction efforts made during late 2012 and the second quarter of 2013. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment income before taxes decreased, primarily due to the reduced gross profit discussed above and decreased other income, due to a $4.1 million gain on sale of certain abandonment assets during the prior year period. Offshore Services administrative costs decreased as a result of the segment’s cost reduction efforts, which reduced salary and personnel-related expenses, and more than offset approximately $0.3 million of severance costs expensed during the second quarter of 2013.

Maritech Segment

	Six Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$2,844	$3,794	$(950)	(25.0)%
Gross profit (loss)	(26,317)	(8,757)	(17,560)	200.5%
General and administrative expense	2,314	1,367	947	69.3%
General and administrative expense as a percentage of revenue	81.4%	36.0%
Interest (income) expense, net	12	1	11
Other (income) expense, net	8	582	(574)
Income (loss) before taxes and discontinued operations	$(28,651)	$(10,707)	$(17,944)	167.6%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues for the first six months of 2013 and 2012 are negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during the first six months of 2013 due to approximately $32.9 million of excess decommissioning costs expensed during the current year period, an increase of approximately $22.9 million compared to the prior year period. Revisions in estimated decommissioning liability cash flows during the first six months of 2013 resulted primarily from additional work incurred and anticipated to be required on Maritech’s offshore oil and gas properties. Partially offsetting the increased costs, approximately $5.6 million was credited to operating expenses during the first quarter of 2013 associated with the net impact of an insurance-related litigation settlement recorded in the current year period.

The increase in Maritech’s pretax loss during the first six months of 2013 compared to the prior year period is primarily due to the increased gross loss discussed above. The increase in general and administrative expenses is primarily due to the professional fees associated with the insurance-related litigation settlement received during the first quarter.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(1,160)	$(1,483)	$323	(21.8)%
General and administrative expense	20,275	19,158	1,117	5.8%
Interest (income) expense, net	8,242	8,110	132
Other (income) expense, net	1,194	1,507	(313)
(Loss) before taxes and discontinued operations	$(30,871)	$(30,258)	$(613)	2.0%

Corporate Overhead increased during the second quarter of 2013 compared to the prior year period, primarily due to increased corporate general and administrative expenses, which increased primarily due to approximately $1.3 million of increased office expense and $0.2 million of increased tax expense. The increased office expense was primarily a result of the sale and leaseback of our corporate headquarters building in the fourth quarter of 2012. These increases were partially offset by approximately $0.2 million of decreased general expenses and $0.2 million of increased allocations. Corporate salary, benefit, and personnel-related expenses were consistent with the prior year period, despite approximately $0.5 million of severance costs incurred during the second quarter of 2013 associated with recent cost reduction efforts, which are expected to result in decreased corporate general and administrative expenses going forward.

Liquidity and Capital Resources

We continue to utilize our operating cash flows to extinguish Maritech’s remaining decommissioning liabilities, fund capital expenditures activity, and further strengthen our consolidated balance sheet. As of June 30, 2013, Maritech's remaining decommissioning liabilities have been reduced to approximately $49.5 million. Funded by increased operating cash flows generated during the first six months of 2013, we expended approximately $70.8 million on these efforts during the period. Maritech expects to complete the remaining asset retirement work on its operated properties by the end of 2013. The increase in our operating cash flows was primarily due to the impact of efforts to improve cash collections. To further enhance our operating cash flows, we have taken steps to reduce operating and administrative expenses for each of our segments. These cost reduction efforts are expected to result in further increases in operating cash flows and profitability going forward. In addition, we spent approximately $51.5 million on capital expenditure activity for several of our existing businesses. To fund potential growth, we have approximately $252.0 million available under our revolving credit facility. Compressco Partners amended its bank revolving credit facility during the second quarter of 2013, increasing its maximum credit commitment under the facility to $40.0 million and it has $18.3 million available under its credit facility. During the second quarter of 2013, we issued $35.0 million of new 4.0% Series 2013 Senior Note debt, the proceeds of which were used to repay the maturity of the 6.3% Series 2008-A Senior Note obligation. In addition to the ongoing capital expenditure activity, we continue to evaluate opportunities to further expand certain of our businesses through acquisitions, consistent with our growth plan.

Operating Activities

Cash flows generated by operating activities totaled $30.4 million during the first six months of 2013 compared to $8.0 million of cash used by operating activities during the prior year period, an increase of $38.4 million. This increase in operating cash flows during 2013 compared to the prior year period was largely due to an improvement of approximately $58.4 million from the collection of accounts receivable, reflecting an effort begun during late 2012 to expedite collections. This increase in cash generated by operating activities was generated despite approximately $70.8 million of decommissioning activity performed during the six months ended June 30, 2013, an increase of $28.2 million compared to the prior year period. A portion of the decommissioning activity performed during the current year period was associated with approximately $32.9 million of excess decommissioning costs charged to earnings during the period.

Maritech continues to perform an extensive amount of well abandonment and decommissioning work associated with its remaining offshore oil and gas production wells, platforms, and facilities. As of June 30, 2013, Maritech’s decommissioning liabilities totaled approximately $49.5 million. Our future operating cash flows will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Most of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liabilities is expected to occur during the remainder of 2013. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with one offshore platform that was previously destroyed by a hurricane as well as certain remediation work required on wells that had been previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could result in significant charges to earnings in future periods.

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. Continuing a trend that began during 2012, domestic natural gas prices during the first half of 2013 increased compared to the prior year period. However, oil and natural gas commodity pricing continues to be volatile, and such volatility is expected to continue in the future.

Demand for our Production Testing and Compressco businesses are also affected by the level of activity in Mexico. As a result of ongoing budget re-evaluations by our primary customer in Mexico, beginning in March 2013, we began to experience a decline in the level of activity and revenues in Mexico. We believe this decline in demand is temporary, and we expect to see a slow increase in activity in Mexico. Any increase in the levels of Mexico revenues are dependent upon the resolution of these customer budget re-evaluations and the renewal or extension of certain contracts, or the awarding of new contracts, with this customer.

During late 2012 and the first half of 2013, each of our segments implemented operating and administrative cost reductions, including reductions in headcount, that are designed to streamline our operations and downsize our organization, particularly in our corporate headquarters and in certain of our businesses. Together with the specific cost reduction steps taken by our Offshore Services segment in late 2012, and excluding the impact of severance costs that were recognized in the second quarter of 2013 associated with headcount reductions, these cost reduction efforts are expected to result in further increases in operating cash flows and improved profitability going forward. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

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

Investing Activities

During the first six months of 2013, the total amount of our net cash utilized on investing activities was $50.4 million. Total cash capital expenditures during the first six months of 2013 were $51.5 million. Approximately $20.3 million of our capital expenditures during the first six months of 2013 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its frac water management business. Our Production Enhancement Division spent approximately $27.4 million of capital expenditures, consisting of approximately $13.6 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet, and approximately $13.8 million by the Compressco segment for the upgrade and expansion of its wellhead compressor and equipment fleet. Our Offshore Services segment spent approximately $3.4 million for costs on its various heavy lift and dive support vessels. Corporate capital expenditures were approximately $0.4 million.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses (other than Maritech). However, certain of these planned expenditures may be postponed or canceled in an effort to conserve capital or otherwise address future market conditions. Although our planned level of capital expenditures during the remainder of 2013 is subject to the impact of acquisitions and future market conditions, we currently plan to expend approximately $100 million on total capital expenditures (excluding acquisitions) during the current year. The deferral of capital projects could affect our ability to compete in the future. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, operating leases, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a $278 million revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of August 8, 2013, we had an outstanding balance on the revolving credit facility of approximately $17.6 million, and had $8.3 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $252.0 million. In addition, the amended credit facility agreement allows us to increase the facility by $150 million, up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions. Approximately $13.0 million of the $19.5 million outstanding borrowings under the credit facility agreement as of June 30, 2013, is denominated in euros, which has been designated as a hedge of the net investment in our European operations.

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

The Credit Agreement includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of June 30, 2013. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement to cover the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.5 million equivalent as of June 30, 2013), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14-business-days notice and contains standard provisions in the event of default. As of June 30, 2013, we had no borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A., which was amended on December 4, 2012, and May 14, 2013. Under the Partnership Credit Agreement, as amended, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries are guarantors. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement, as amended, includes a maximum credit commitment of $40.0 million, that is available for letters of credit (with a sublimit of $5.0 million), and includes an uncommitted $20.0 million expansion feature.

The Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and acquisitions. So long as Compressco Partners is not in default, the Partnership Credit Agreement may also be used to fund Compressco Partners’ quarterly distributions. Borrowings under the Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. As of June 30, 2013, Compressco Partners had an outstanding balance of $21.5 million under the Partnership Credit Agreement. The maturity date of the Partnership Credit Agreement is June 24, 2015.

All obligations under the Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of the assets (excluding real property) of Compressco Partners and its existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of its existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries). Borrowings under the Partnership Credit Agreement, as amended, are limited to a borrowing capacity that is determined based on Compressco Partners’ domestic accounts receivable, inventory, and compressor fleet, less a reserve of $3.0 million. As of June 30, 2013, Compressco Partners had availability under its revolving credit facility of $18.3 million, based upon a $39.7 million borrowing capacity and the $21.5 million outstanding balance.

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

The Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 2.5 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarter basis, whenever availability is less than $5 million. In addition, the Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners’

ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility. If an event of default occurs, the lenders are entitled to take various actions, including the acceleration of amounts due under the Partnership Credit Agreement.

Senior Notes

In April 2006, we issued $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to our existing Master Note Purchase Agreement dated September 2004, as supplemented as of April 18, 2006. The Series 2006-A Senior Notes bear interest at a fixed rate of 5.90% and mature on April 30, 2016. Interest on the 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year.

In April 2008, we issued $35.0 million in aggregate principal amount of Series 2008-A Senior Notes and $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (collectively the Series 2008 Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008-A Senior Notes bore interest at a fixed rate of 6.30% and matured and were repaid on April 30, 2013. The Series 2008-B Senior Notes bear interest at a fixed rate of 6.56% and mature on April 30, 2015. Interest on the Series 2008 Senior Notes is due semiannually on April 30 and October 31 of each year.

In December 2010, we issued $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the 2010 Senior Notes) pursuant to a Note Purchase Agreement dated September 30, 2010. The Series 2010-A Senior Notes bear interest at a fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes bear interest at a fixed rate of 5.67% and mature on December 15, 2020. Interest on the Series 2010 Senior Notes is due semiannually on June 15 and December 15 of each year.

In April 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement dated April 29, 2013. The Series 2013 Senior Notes bear interest at a fixed rate of 4.0% and mature on April 29, 2020. Upon receipt of the proceeds in April 2013, we utilized the funds to repay the Series 2008-A Senior Notes.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of June 30, 2013. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in 2015, and our Senior Notes mature at various dates between April 2015 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. For the six months ended June 30, 2013, Compressco Partners distributed approximately $2.4 million to its public unitholders.

Off Balance Sheet Arrangements

As of June 30, 2013, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally consists of obligations associated with our outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. Except for the following, during the first six months of 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations.

On April 29, 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement. The Series 2013 Senior Notes bear interest at a fixed rate of 4.0% and mature on April 29, 2020. On April 30, 2013, we utilized the proceeds from the issuance to repay the 2008-A Senior Notes.

Through the six month period ended June 30, 2013, Compressco Partners borrowed $11.4 million pursuant to its bank credit facility, resulting in an aggregate of $21.5 million outstanding. The maturity date for the Compressco Partners bank credit facility is June 24, 2015.

For additional information about our contractual obligations as of December 31, 2012, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “would,” “could,” “estimates,” and similar terms. These forward-looking statements include, without limitation, statements concerning our business outlook, future sales, earnings, costs, expenses, contract renewals, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties, and assumptions, including those that are set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2012, and others that may be set forth from time to time in our filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or projected. We undertake no obligation to publicly update or revise any forward-looking statement, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in the information pertaining to our Market Risk exposures as disclosed in our Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
Apr 1 – Apr 30, 2013	–		–	—	$14,327,000
May 1 – May 31, 2013	–		–	—	14,327,000
June 1 – June 30, 2013	25,345	(2)	$10.29	—	14,327,000
Total	25,345			—	$14,327,000
_____________________________________________________________

(1)
In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.

(2)
Shares we received in connection with the exercise of certain employee stock options or the vesting of certain shares of employee restricted stock. These shares were not acquired pursuant to the stock repurchase program.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1
Note Purchase Agreement, dated April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.2
First Amendment to Note Purchase Agreement dated and effective as of April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.3	Form of 4.00% Senior Notes due April 29, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).
4.4
Subsidiary Guaranty dated April 29, 2013, executed by Compressco Field Services, L.L.C., EPIC Diving & Marine Services, LLC, TETRA Applied Technologies, LLC, TETRA International Incorporated and TETRA Production Testing Services, LLC, in favor of the holders of the 4.00% Senior Notes due April 29, 2020 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

10.1
TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.2
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, Employee Restricted Stock Agreement, Non-Employee Director Restricted Stock Agreement, Non-Employee Nonqualified Stock Option Agreement and Non-Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibits 4.10, 4.11, 4.12, 4.13, 4.14 and 4.15, respectively to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.3	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013 (SEC File No. 001-13455)).
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
_____________________________________________________________

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2013.

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

TETRA Technologies, Inc.

Date:	August 9, 2013	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	August 9, 2013	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	August 9, 2013	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

4.1
Note Purchase Agreement, dated April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.2
First Amendment to Note Purchase Agreement dated and effective as of April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.3	Form of 4.00% Senior Notes due April 29, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).
4.4
Subsidiary Guaranty dated April 29, 2013, executed by Compressco Field Services, L.L.C., EPIC Diving & Marine Services, LLC, TETRA Applied Technologies, LLC, TETRA International Incorporated and TETRA Production Testing Services, LLC, in favor of the holders of the 4.00% Senior Notes due April 29, 2020 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

10.1
TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.2
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, Employee Restricted Stock Agreement, Non-Employee Director Restricted Stock Agreement, Non-Employee Nonqualified Stock Option Agreement and Non-Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibits 4.10, 4.11, 4.12, 4.13, 4.14 and 4.15, respectively to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.3	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013 (SEC File No. 001-13455)).
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
_____________________________________________________________

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2013.