Form 10-Q
period 2013-09-30
TETRA TECHNOLOGIES INC
filed 2013-11-08
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 7, 2013, there were 78,844,626 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Product sales	$79,027	$61,597	$229,915	$204,608
Services and rentals	175,276	172,389	454,048	445,083
Total revenues	254,303	233,986	683,963	649,691
Cost of revenues:
Cost of product sales	74,240	54,996	210,113	168,002
Cost of services and rentals	111,870	108,311	296,501	289,749
Depreciation, amortization, and accretion	20,751	20,232	60,498	56,786
Total cost of revenues	206,861	183,539	567,112	514,537
Gross profit	47,442	50,447	116,851	135,154
General and administrative expense	31,776	33,774	99,032	95,335
Interest expense, net	4,207	4,258	12,585	12,493
Other (income) expense, net	(7,243)	(661)	(12,284)	(5,942)
Income before taxes and discontinued operations	18,702	13,076	17,518	33,268
Provision for income taxes	5,848	4,475	5,072	11,341
Income before discontinued operations	12,854	8,601	12,446	21,927
Income (loss) from discontinued operations, net of taxes	—	1	—	3
Net income	12,854	8,602	12,446	21,930
Net (income) attributable to noncontrolling interest	(744)	(889)	(1,964)	(1,962)
Net income attributable to TETRA stockholders	$12,110	$7,713	$10,482	$19,968

Basic net income per common share:
Income before discontinued operations attributable to TETRA stockholders	$0.16	$0.10	$0.13	$0.26
Income (loss) from discontinued operations attributable to TETRA stockholders	—	—	—	—
Net income attributable to TETRA stockholders	$0.16	$0.10	$0.13	$0.26
Average shares outstanding	78,030	77,329	77,867	77,226

Diluted net income per common share:
Income before discontinued operations attributable to TETRA stockholders	$0.15	$0.10	$0.13	$0.25
Income (loss) from discontinued operations attributable to TETRA stockholders	—	—	—	—
Net income attributable to TETRA stockholders	$0.15	$0.10	$0.13	$0.25
Average diluted shares outstanding	78,963	78,938	78,719	78,740

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$12,854	$8,602	$12,446	$21,930
Foreign currency translation adjustment, including taxes of $165 and $711 in 2013 and including taxes of $41 and $892 in 2012	6,873	5,074	(1,849)	2,054
Comprehensive income	19,727	13,676	10,597	23,984
Less: comprehensive income attributable to noncontrolling interest	(744)	(889)	(1,964)	(1,962)
Comprehensive income attributable to TETRA stockholders	$18,983	$12,787	$8,633	$22,022

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,676	$74,048
Restricted cash	9,068	5,571
Trade accounts receivable, net of allowances for doubtful accounts of $856 in 2013 and $1,085 in 2012	196,143	176,352
Deferred tax asset	11,461	29,789
Inventories	92,325	103,041
Assets held for sale	14,603	12,009
Prepaid expenses and other current assets	19,770	34,299
Total current assets	372,046	435,109
Property, plant, and equipment:
Land and building	42,661	41,153
Machinery and equipment	653,053	589,725
Automobiles and trucks	58,917	57,708
Chemical plants	167,793	161,565
Construction in progress	30,232	40,452
Total property, plant, and equipment	952,656	890,603
Less accumulated depreciation	(385,678)	(337,889)
Net property, plant, and equipment	566,978	552,714
Other assets:
Goodwill	188,706	189,604
Patents, trademarks and other intangible assets, net of accumulated amortization of $30,223 in 2013 and $27,044 in 2012	32,846	36,735
Deferred tax assets	3,842	594
Other assets	37,134	47,062
Total other assets	262,528	273,995
Total assets	$1,201,552	$1,261,818

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$75,369	$67,453
Accrued liabilities	78,577	73,254
Current portion of long-term debt	—	35,441
Decommissioning and other asset retirement obligations, net	33,964	80,667
Total current liabilities	187,910	256,815
Long-term debt, net	352,898	331,268
Deferred income taxes	23,301	41,910
Decommissioning and other asset retirement obligations, net	11,339	14,254
Other liabilities	19,955	24,263
Total long-term liabilities	407,493	411,695
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 81,215,135 shares issued at September 30, 2013, and 80,446,169 shares issued at December 31, 2012	812	804
Additional paid-in capital	232,023	226,954
Treasury stock, at cost; 2,434,482 shares held at September 30, 2013, and 2,334,137 shares held at December 31, 2012	(15,318)	(15,027)
Accumulated other comprehensive income (loss)	(3,343)	(1,494)
Retained earnings	350,366	339,883
Total TETRA stockholders' equity	564,540	551,120
Noncontrolling interests	41,609	42,188
Total equity	606,149	593,308
Total liabilities and equity	$1,201,552	$1,261,818

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$12,446	$21,930
Reconciliation of net income to cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	60,498	56,786
Provision (benefit) for deferred income taxes	(1,923)	1,083
Equity-based compensation expense	5,113	7,393
Provision (benefit) for doubtful accounts	370	(893)
Gain on sale of assets	(5,499)	(3,135)
Excess decommissioning/abandoning costs	54,408	19,120
Other non-cash charges and credits	(7,990)	(4,901)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(3,558)	(71,758)
Inventories	10,873	(3,098)
Prepaid expenses and other current assets	17,358	4,790
Trade accounts payable and accrued expenses	1,128	19,022
Decommissioning liabilities, net	(99,366)	(66,121)
Other	49	2,338
Net cash provided by (used in) operating activities	43,907	(17,444)
Investing activities:
Purchases of property, plant, and equipment	(73,555)	(80,608)
Acquisition of businesses, net	—	(163,305)
Proceeds on sale of property, plant, and equipment	1,391	12,752
Other investing activities	406	3,277
Net cash used in investing activities	(71,758)	(227,884)
Financing activities:
Proceeds from long-term debt	83,475	64,176
Payments of long-term debt	(97,841)	(2,073)
Compressco Partners' distributions	(3,603)	(3,393)
Proceeds from exercise of stock options	1,631	675
Excess tax benefit from equity compensation	—	205
Other financing activities	(754)	—
Net cash provided by (used in) financing activities	(17,092)	59,590
Effect of exchange rate changes on cash	(429)	2,234
Increase (decrease) in cash and cash equivalents	(45,372)	(183,504)
Cash and cash equivalents at beginning of period	74,048	204,412
Cash and cash equivalents at end of period	$28,676	$20,908
Supplemental cash flow information:
Interest paid	$10,063	$9,083
Income taxes paid	6,171	7,066

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

Beginning with the three month period ended September 30, 2013, certain ad valorem tax expenses for operating equipment of our Compressco segment have been classified as cost of revenues instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amount of such reclassification is $0.7 million for the six month period ended June 30, 2013, and $0.4 million and $1.2 million for the three and nine month periods ended September 30, 2012, respectively. This reclassification had no effect on net income for any of the periods presented.

Certain other previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of September 30, 2013, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of September 30, 2013, and December 31, 2012, are as follows:

	September 30, 2013	December 31, 2012
	(In Thousands)
Finished goods	$64,756	$72,312
Raw materials	4,269	5,396
Parts and supplies	22,576	24,497
Work in progress	724	836
Total inventories	$92,325	$103,041

Finished goods inventories include newly manufactured clear brine fluids as well as recycled brines that are repurchased from certain customers. Recycled brines are recorded at cost using the weighted average method.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Number of weighted average common shares outstanding	78,030	77,329	77,867	77,226
Assumed exercise of stock awards	933	1,609	852	1,514
Average diluted shares outstanding	78,963	78,938	78,719	78,740

In applying the treasury stock method to determine the dilutive effect of the stock options outstanding during the first nine months of 2013, we used the average market price of our common stock of $10.07. For the three and nine months ended September 30, 2013, the average diluted shares outstanding excludes the impact of 1,571,777 and 2,241,490 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the three and nine months ended September 30, 2012, the average diluted shares outstanding excludes the impact of 2,144,779 and 2,054,303 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Repair Costs and Insurance Recoveries

During December 2010, we initiated legal proceedings against one of Maritech’s insurance underwriters that had disputed that certain hurricane damage related costs incurred or to be incurred qualified as covered costs pursuant to Maritech’s windstorm insurance policies. In February 2013, we entered into a settlement agreement with the underwriter whereby we received $7.6 million, a portion of which was credited to operating expenses during the nine months ended September 30, 2013.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term Senior Notes at September 30, 2013, and December 31, 2012, were approximately $323.2 million and $327.4 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were more favorable than the stated interest rates on the Senior Notes. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement). The fair values of the liability for the OPTIMA contingent purchase price consideration at September 30, 2013, and December 31, 2012, were approximately $0.6 million and $2.7 million, respectively. We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the OPTIMA share purchase agreement based upon the actual and anticipated earnings of our OPTIMA operations (a level 3 fair value measurement).

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) published Accounting Standards Update (ASU) 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU 2011-05 amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU 2011-05 amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in ASU 2013-2 are effective during interim and annual periods beginning after December 31, 2012. The adoption of

ASU 2011-05, 2011-12 and 2013-2 regarding comprehensive income have not had a significant impact on the accounting or disclosures in our financial statements.

In December 2011, the FASB published ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities” (ASU 2011-11), which requires an entity to disclose the nature of its rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The objective of ASU 2011-11 is to make financial statements that are prepared under U.S. generally accepted accounting principles more comparable to those prepared under International Financial Reporting Standards. The new disclosures will give financial statement users information about both gross and net exposures. In January 2013, the FASB published ASU 2013-01, “Balance Sheet (Topic 210), Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities” (ASU 2013-01), with the stated objective of clarifying the scope of offsetting disclosures and address any unintended consequences of ASU 2011-11. ASU 2011-11 and ASU 2013-01 are effective for interim and annual reporting periods beginning after January 1, 2013, and will be applied on a retrospective basis. The adoption of ASU 2011-11 and ASU 2013-01 did not have a material impact on our financial condition, results of operations, or liquidity.

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

NOTE B – ACQUISITIONS AND DISPOSITIONS

Acquisition of Joint Venture Interest

In October 2013, we entered into an agreement to acquire the remaining 50% ownership interest of Ahmad Albinali & TETRA Arabia Company Ltd., a Saudi Arabian limited liability company. The closing of the transaction, which is subject to customary approvals by Saudi Arabian governmental agencies as well as other conditions, is expected to occur during the fourth quarter of 2013 or early 2014. Following the closing of this transaction, the Saudi Arabian limited liability company will become a wholly owned consolidated subsidiary.

Acquisition of Optima

On March 9, 2012, we acquired 100% of the outstanding common stock of Optima Solutions Holdings Limited (OPTIMA), a provider of rig cooling services and associated products that suppress heat generated by high- rate flaring of hydrocarbons during offshore well test operations. The acquisition of OPTIMA, which is based in Aberdeen, Scotland, enables our Production Testing segment to provide its customers with a broader range of production testing and associated services and expands the segment’s presence in many significant global markets. Including the impact of additional working capital received and other adjustments to the purchase price, we paid 41.2 million pounds sterling (approximately $65.0 million equivalent) in cash as the purchase price for the OPTIMA stock at closing and may pay up to an additional 4 million pounds sterling in contingent consideration, depending on a defined measure of earnings for OPTIMA over each of the two years subsequent to the closing.

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $3.0 million of net working capital; $16.8 million of property, plant, and equipment; $20.4 million of certain intangible assets; $7.2 million of deferred and other tax liabilities; $3.5 million of other liabilities associated with the contingent consideration; and $35.6 million of nondeductible goodwill. The fair value of the obligation to pay the contingent consideration was calculated based on the anticipated earnings for OPTIMA over each of the next two twelve month periods subsequent to the closing and could increase (up to 4 million pounds sterling) or decrease (to zero) depending on OPTIMA’s actual and expected earnings going forward. Increases or decreases in the value of the anticipated contingent consideration liability due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. Subsequent to the acquisition, the liability associated with the contingent consideration was adjusted downward by approximately $1.8 million (approximately $0.7 million of which was adjusted during the nine months ended September 30, 2013), and this amount was credited to earnings. The $35.6 million of goodwill recorded to our Production Testing segment as a result of the OPTIMA acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. For the nine month period ended September 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $15.1 million, $3.1 million, and $3.6 million, respectively, associated with the acquired operations of OPTIMA after the closing in March 2012. Transaction costs associated with the acquisition of approximately $1.3 million were also charged to general and administrative expense during the nine month period ended September 30, 2012.

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

We allocated the purchase price to the fair value of the assets acquired, which consisted of approximately $18.5 million of property, plant, and equipment, approximately $3.4 million of certain intangible assets, and approximately $20.6 million of nondeductible goodwill. The $20.6 million of goodwill recorded to our Production Testing segment as a result of the ERS acquisition is supported by the strategic benefits discussed above to be generated from the acquisition. For the nine month period ended September 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $16.0 million, $1.8 million, and $4.7 million, respectively, associated with the acquired operations of ERS after the closing in April 2012. In addition to the above impact on our results of operations, transaction costs associated with the ERS acquisition of approximately $0.5 million were also charged to general and administrative expense during the nine month period ended September 30, 2012.

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

We allocated the purchase price to the fair value of the assets acquired, which consisted of approximately $17.7 million of property, plant, and equipment, approximately $3.5 million of certain intangible assets, and approximately $34.3 million of nondeductible goodwill. The $34.3 million of goodwill recorded to our Production Testing segment as a result of the Greywolf acquisition is supported by the strategic benefits discussed above to be generated from the acquisition. For the nine month period ended September 30, 2012, our revenues, depreciation and amortization, and pretax earnings included $5.9 million, $0.4 million, and $1.2 million, respectively, associated with the acquired operations of Greywolf after the closing in July 2012. In addition to the above impact on our results of operations, transaction costs associated with the Greywolf acquisition of approximately $0.7 million were also charged to general and administrative expense during the nine month period ended September 30, 2012.

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

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
	(In Thousands, Except Per Share Amounts)

Revenues	$237,781	$693,655
Depreciation, depletion, amortization, and accretion	$20,424	$59,809
Gross profit	$51,096	$148,218

Income before discontinued operations	$8,897	$28,851
Net income	$8,898	$28,854
Net income attributable to TETRA stockholders	$8,009	$26,892

Per share information:
Income before discontinued operations attributable to TETRA stockholders
Basic	$0.10	$0.35
Diluted	$0.10	$0.34

Net income attributable to TETRA stockholders
Basic	$0.10	$0.35
Diluted	$0.10	$0.34

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2013	December 31, 2012
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	October 29, 2015	$23,525	$51,218
Compressco Partners' bank credit facility	June 24, 2015	24,373	10,050
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	—	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	—
European bank credit facility		—	—
Other		—	441
Total debt		352,898	366,709
Less current portion		—	(35,441)
Total long-term debt		$352,898	$331,268
Senior Notes
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

Compressco Partners' Bank Credit Facility
On May 14, 2013, Compressco Partners, L.P. (Compressco Partners) entered into an amendment of its bank credit facility whereby, among other modifications, the maximum credit commitment under the credit facility was increased from $20.0 million to $40.0 million.

On October 15, 2013, Compressco Partners entered into a new asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the Partnership Credit Agreement), which replaced Compressco Partners' previous credit agreement. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all obligations under the credit agreement are guaranteed by all of its existing and future, direct and indirect, domestic subsidiaries. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million), and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the Partnership Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent.

The Partnership Credit Agreement may be used to fund Compressco Partners' working capital needs, letters of credit, and for general partnership purposes, including the refinancing of Compressco Partners' previous credit facility, capital expenditures, and potential future expansions or acquisitions. So long as Compressco Partners is not in default, the Partnership Credit Agreement may also be used to fund Compressco Partners’ quarterly distributions at the option of the board of directors of the Partnership's general partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). The initial borrowings under the Partnership Credit Agreement of $24.5 million were used to repay in full all amounts outstanding under the previous credit facility dated June 24, 2011. Borrowings under the Partnership Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Partnership Credit Agreement is October 15, 2017.

Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners' option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by Compressco Partners), plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on outstanding principal under the Partnership Credit Agreement, Compressco Partners is required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.375% per annum, paid quarterly in arrears. Compressco Partners is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners' ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility.

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

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with one remaining offshore platform previously destroyed by a hurricane. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners. We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. We are required to take certain actions in connection with the retirement of these assets. The value of our asset retirement obligations for non-Maritech properties was approximately $8.0 million and $7.5 million as of September 30, 2013, and December 31, 2012, respectively. The changes in consolidated asset retirement obligations during the three and nine month periods ended September 30, 2013, are as follows:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
	(In Thousands)
Beginning balance for the period, as reported	$57,330	$94,921
Activity in the period:
Accretion of liability	173	504
Revisions in estimated cash flows	21,538	54,404
Settlement of retirement obligations	(33,738)	(104,526)
Ending balance as of September 30	$45,303	$45,303

Revisions in estimated cash flows during the first nine months of 2013 resulted primarily from additional work incurred and anticipated to be required on Maritech’s offshore oil and gas properties. Settlements of asset retirement obligations during the three and nine month periods ended September 30, 2013, include approximately $5.3 million of obligations associated with oil and gas properties that were sold by Maritech during the period.

NOTE E – MARKET RISKS AND DERIVATIVE AND HEDGE CONTRACTS

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

In July 2012, we borrowed 10.0 million euros (approximately $13.5 million equivalent as of September 30, 2013) and designated the borrowing as a hedge of our net investment in our European operations. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $0.9 million, net of taxes, at September 30, 2013, including a change of $0.3 million, net of taxes, during the nine months ended September 30, 2013, with no ineffectiveness recorded.

In October 2013, we and Compressco Partners each entered into foreign currency forward sale derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions for our Mexico subsidiaries. We entered into an approximately $10.5 million equivalent nominal value sale of U.S. dollars in November 2013, and Compressco Partners entered into an approximately $6.1 million equivalent nominal value sale of Mexican pesos in November 2013, at fixed exchange rates. Under this program, we and Compressco Partners may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period.

NOTE F – EQUITY

Changes in equity for the three and nine month periods ended September 30, 2013 and 2012, are as follows:

	Three Months Ended September 30,
	2013			2012
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$544,070	$41,673	$585,743	$540,794	$41,329	$582,123
Net income	12,110	744	12,854	7,713	889	8,602
Foreign currency translation adjustment, including taxes of $165 in 2013 and taxes of $41 in 2012	6,873	—	6,873	5,074	—	5,074
Comprehensive income (loss)	18,983	744	19,727	12,787	889	13,676
Exercise of common stock options	597	—	597	61	—	61
Distributions to public unitholders	—	(1,210)	(1,210)	—	(1,094)	(1,094)
Equity-based compensation	1,152	338	1,490	2,476	664	3,140
Treasury stock and other	(13)	64	51	1	74	75
Tax benefit upon exercise of stock options	(249)	—	(249)	(1,493)	—	(1,493)
Ending balance as of Sept. 30	$564,540	$41,609	$606,149	$554,626	$41,862	$596,488

	Nine Months Ended September 30,
	2013			2012
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$551,120	$42,188	$593,308	$527,146	$41,942	$569,088
Net income	10,482	1,964	12,446	19,968	1,962	21,930
Foreign currency translation adjustment, including taxes of $711 in 2013 and taxes of $892 in 2012	(1,849)	—	(1,849)	2,054	—	2,054
Comprehensive income (loss)	8,633	1,964	10,597	22,022	1,962	23,984
Exercise of common stock options	1,586	—	1,586	819	—	819
Distributions to public unitholders	—	(3,603)	(3,603)	—	(3,369)	(3,369)
Equity-based compensation	4,082	1,031	5,113	6,080	1,313	7,393
Treasury stock and other	(243)	29	(214)	(145)	14	(131)
Tax benefit upon exercise of stock options	(638)	—	(638)	(1,296)	—	(1,296)
Ending balance as of Sept. 30	$564,540	$41,609	$606,149	$554,626	$41,862	$596,488

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

The Maritech segment is an oil and gas production operation. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech’s operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells, facilities, and production platforms. Maritech intends to acquire a significant portion of the services necessary to abandon and decommission these properties from the Offshore Division’s Offshore Services segment.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$73,957	$56,485	$217,859	$190,756
Production Enhancement Division
Production Testing	—	—	—	—
Compressco	1,484	1,518	3,913	3,737
Total Production Enhancement Division	1,484	1,518	3,913	3,737
Offshore Division
Offshore Services	2,237	2,289	3,950	5,166
Maritech	1,349	1,305	4,193	4,949
Total Offshore Division	3,586	3,594	8,143	10,115
Consolidated	$79,027	$61,597	$229,915	$204,608

Services and rentals
Fluids Division	$25,658	$18,735	$75,982	$53,517
Production Enhancement Division
Production Testing	47,380	56,033	149,420	144,645
Compressco	28,283	27,413	84,660	73,134
Intersegment eliminations	(292)	(624)	(865)	(624)
Total Production Enhancement Division	75,371	82,822	233,215	217,155
Offshore Division
Offshore Services	84,198	76,513	184,589	199,407
Maritech	—	—	—	150
Intersegment eliminations	(9,951)	(5,764)	(39,738)	(25,479)
Total Offshore Division	74,247	70,749	144,851	174,078
Corporate overhead	—	83	—	333
Consolidated	$175,276	$172,389	$454,048	$445,083

Intersegment revenues
Fluids Division	$—	$1	$40	$128
Production Enhancement Division
Production Testing	—	—	—	—
Compressco	—	—	—	—
Total Production Enhancement Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Intersegment eliminations	—	(1)	(40)	(128)
Consolidated	$—	$—	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
Total revenues
Fluids Division	$99,615	$75,221	$293,881	$244,401
Production Enhancement Division
Production Testing	47,380	56,033	149,420	144,645
Compressco	29,767	28,931	88,573	76,871
Intersegment eliminations	(292)	(624)	(865)	(624)
Total Production Enhancement Division	76,855	84,340	237,128	220,892
Offshore Division
Offshore Services	86,435	78,802	188,539	204,573
Maritech	1,349	1,305	4,193	5,099
Intersegment eliminations	(9,951)	(5,764)	(39,738)	(25,479)
Total Offshore Division	77,833	74,343	152,994	184,193
Corporate overhead	—	83	—	333
Intersegment eliminations	—	(1)	(40)	(128)
Consolidated	$254,303	$233,986	$683,963	$649,691

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	(In Thousands)
Income (loss) before taxes and
discontinued operations
Fluids Division	$20,851		$8,460		$55,703		$33,884
Production Enhancement Division
Production Testing	2,807		11,114		13,422		27,961
Compressco	5,447		6,356		13,833		14,511
Total Production Enhancement Division	8,254		17,470		27,255		42,472
Offshore Division
Offshore Services	20,579		12,108		25,064		22,839
Maritech	(15,428)		(9,231)		(44,079)		(19,938)
Intersegment eliminations	—		—		—		—
Total Offshore Division	5,151		2,877		(19,015)		2,901
Corporate overhead	(15,554)	(1)	(15,731)	(1)	(46,425)	(1)	(45,989)	(1)
Consolidated	$18,702		$13,076		$17,518		$33,268

	September 30,
	2013	2012
	(In Thousands)
Total assets
Fluids Division	$383,999	$367,925
Production Enhancement Division
Production Testing	328,461	343,916
Compressco	234,194	217,915
Total Production Enhancement Division	562,655	561,831
Offshore Division
Offshore Services	205,343	243,724
Maritech	22,087	50,486
Intersegment eliminations	—	—
Total Offshore Division	227,430	294,210
Corporate overhead	27,468	54,428
Consolidated	$1,201,552	$1,278,394
_____________________________________________________________

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In Thousands)
General and administrative expense	$10,195	$10,442	$30,470	$29,600
Depreciation and amortization	582	855	1,742	2,588
Interest expense	4,112	4,155	12,354	12,391
Other general corporate (income) expense, net	665	279	1,859	1,410
Total	$15,554	$15,731	$46,425	$45,989

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Strategic efforts begun during late 2012 and the first half of 2013 have resulted in improved operating results and cash flow generation that were evident during the third quarter of 2013. Despite certain markets that continue to be challenging, overall consolidated revenues increased during the quarter compared to the prior year period, primarily due to the strong performance of our Fluids and Offshore Services segments. Our Fluids Division generated a significant portion of this growth in revenues and profitability compared to the prior year period due to increased sales of manufactured products, the continuing growth of its onshore frac water management business, and the strong demand for its clear brine fluids (CBF) products in the U.S. Gulf of Mexico. Our Offshore Services segment also reported increased revenues and profitability due to increased demand in activity during the quarter and the impact of cost reduction efforts taken in prior quarters that have resulted in increased gross profit and reduced administrative expenses. Despite decreased activity and continuing uncertainties in Mexico, our Compressco segment reported increased revenues, and offset much of the decreased profitability in Mexico by continuing to grow its U.S. compression services business, particularly its unconventional compression services applications business. Our Production Testing segment continues to face challenges in several of its markets, including Mexico, Canada, and selected regions in the U.S. Our Maritech segment reported increased losses due to increased excess decommissioning costs expensed during the third quarter of 2013. Overall, the cost reduction efforts taken during the second quarter of 2013 have contributed to increased profitability and operating cash flow for each of our segments. Efforts to streamline and improve invoicing and collection processes have also improved our operating cash flow. The improvements in operating cash flow levels have enabled us to fund the majority of our overall growth, while we also continue to aggressively pursue the extinguishment of Maritech's remaining decommissioning liabilities. Despite recent adjustments to the work required to be performed, Maritech's decommissioning liabilities have been reduced to approximately $37.3 million as of September 30, 2013.

Consolidated operating cash flows during the nine months ended September 30, 2013, increased approximately $61.4 million compared to the prior year period. This increase is despite the $33.2 million increase in amounts expended on Maritech decommissioning liabilities. These increased operating cash flows, along with available cash balances, were used to fund much of the approximately $73.6 million of capital expenditures during this period. To fund additional future growth, as of November 7, 2013, we have approximately $224.8 million available under our revolving credit facility. In October 2013, Compressco Partners, L.P. (Compressco Partners) entered into a new asset-based bank revolving credit facility, increasing its maximum credit commitment to $100.0 million, with an additional $30.0 million uncommitted expansion feature, which will be available to fund its growth. In addition to the ongoing capital expenditure activity, we continue to evaluate opportunities to further expand certain of our businesses through acquisitions, consistent with our ongoing growth plan.

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

Results of Operations

Three months ended September 30, 2013 compared with three months ended September 30, 2012.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$254,303	$233,986	$20,317	8.7%
Gross profit	47,442	50,447	(3,005)	(6.0)%
Gross profit as a percentage of revenue	18.7%	21.6%
General and administrative expense	31,776	33,774	(1,998)	(5.9)%
General and administrative expense as a percentage of revenue	12.5%	14.4%
Interest expense, net	4,207	4,258	(51)	(1.2)%
Other (income) expense, net	(7,243)	(661)	(6,582)	995.8%
Income (loss) before taxes and discontinued operations	18,702	13,076	5,626	43.0%
Income (loss) before taxes and discontinued operations as a percentage of revenue	7.4%	5.6%
Provision (benefit) for income taxes	5,848	4,475	1,373	30.7%
Income (loss) before discontinued operations	12,854	8,601	4,253	49.4%
Income (loss) from discontinued operations, net of taxes	—	1	(1)
Net income (loss)	12,854	8,602	4,252	49.4%
Net (income) attributable to noncontrolling interest	(744)	(889)	145
Net income (loss) attributable to TETRA stockholders	$12,110	$7,713	$4,397	57.0%

Consolidated revenues for the quarter ended September 30, 2013, increased compared to the prior year period due to increased revenues for the Fluids, Offshore Services, and Compressco segments. The increase in the Fluids Division revenues was primarily due to increased sales of manufactured products and clear brine fluids (CBF) products in the U.S. The increase in Offshore Services revenues was primarily due to increased dive services activity. The increase in Compressco revenues was primarily due to increased activity in the U.S. and Canada, which more than offset decreased activity in Mexico. These increases were partially offset by decreased Production Testing activity in several of its most significant markets served, including in the U.S., Canada, and Mexico. Any future increases in Compressco and Production Testing segment revenue levels in Mexico are dependent on the resolution of current uncertainties with their primary customer in Mexico. Consolidated gross profit decreased during the current year quarter compared to the prior year period, primarily due to $12.3 million of increased Maritech excess decommissioning expenses as well as the decreased gross profit of our Production Testing segment. These decreases in profitability were largely offset by the increased profitability of our Fluids and Offshore Services segments. These increases were due to the increased product sales revenues of the Fluids segment and the increased demand for services and the impact of cost reduction efforts by our Offshore Services segment.

Consolidated general and administrative expenses decreased during the third quarter of 2013 compared to the prior year period primarily due to cost reduction efforts taken by each of our segments during the second quarter of 2013 to reduce administrative expenses. In particular, our Offshore Services segment reported $1.7 million of decreased general and administrative expense during the third quarter of 2013 compared to the prior year period. Reductions of personnel-related expenses as a result of cost reduction efforts were supplemented by additional decreases in professional services expenses as well as other general expenses. Largely due to the impact of these administrative cost reduction efforts taken during the first half of 2013, consolidated general and administrative expenses decreased by approximately $2.2 million compared to the prior quarter.

Consolidated interest expense decreased slightly, as decreased interest on Senior Notes borrowings more than offset the increase due to increased Compressco Partners' borrowings.

Consolidated other income increased primarily due to increased gains on sale of assets, primarily from a sale of a Maritech property during the current year period.

The consolidated provision for income taxes increased due to increased earnings during the period.

Divisional Comparisons

Fluids Division

	Three Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$99,615	$75,221	$24,394	32.4%
Gross profit	28,682	15,622	13,060	83.6%
Gross profit as a percentage of revenue	28.8%	20.8%
General and administrative expense	8,111	7,683	428	5.6%
General and administrative expense as a percentage of revenue	8.1%	10.2%
Interest (income) expense, net	(52)	(9)	(43)
Other (income) expense, net	(228)	(512)	284
Income before taxes and discontinued operations	$20,851	$8,460	$12,391	146.5%
Income before taxes and discontinued operations as a percentage of revenue	20.9%	11.2%

The increase in Fluids Division revenues during the third quarter of 2013 compared to the prior year period was primarily due to approximately $17.5 million of increased product sales revenues, mainly due to significant sales of calcium chloride by the Division's manufactured products operation. A portion of these increased manufactured product sales was due to increased demand in selected markets and due to nonrecurring demand from a single U.S. customer during the period. In addition, the Division's sales of CBF products also increased due to a significant increase in offshore completion activity in the U.S. Gulf of Mexico. The Division's services revenues increased by approximately $6.9 million, due to the growth of our U.S. onshore frac water management business.

Fluids Division gross profit increased compared to the prior year period, primarily as a result of the increased product sales activity discussed above. Operating efficiencies of our El Dorado, Arkansas, calcium chloride plant facility were optimized due to increased production volumes at the plant. Increased water management service activity also contributed to the increased gross profit.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above. This increase was partially offset by increased administrative costs and decreased other income compared to the prior year period.

Production Enhancement Division

Production Testing Segment

	Three Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$47,380	$56,033	$(8,653)	(15.4)%
Gross profit	5,794	15,661	(9,867)	(63.0)%
Gross profit as a percentage of revenue	12.2%	27.9%
General and administrative expense	5,443	5,695	(252)	(4.4)%
General and administrative expense as a percentage of revenue	11.5%	10.2%
Interest (income) expense, net	(17)	(75)	58
Other (income) expense, net	(2,439)	(1,073)	(1,366)
Income before taxes and discontinued operations	$2,807	$11,114	$(8,307)	(74.7)%
Income before taxes and discontinued operations as a percentage of revenue	5.9%	19.8%

Production Testing segment revenues decreased during the third quarter of 2013 compared to the prior year period, primarily due to a $6.6 million decrease in U.S. and Canadian revenues as a result of decreased activity and pricing levels, largely as a result of increased competition in certain of the U.S. and Canadian markets we serve. These decreases occurred despite increased activity in U.S. regions served by our ERS and Greywolf businesses, both of which were acquired during 2012. Foreign Production Testing segment revenues also decreased as compared to the prior year period, as increased activity in the Eastern Hemisphere was more than offset by the impact of decreased demand from our primary customer in Mexico due to budget re-evaluations affecting the northern region of Mexico. We believe this decline in demand in Mexico is temporary, and we have begun to see a slow increase in activity levels in Mexico.

Production Testing segment gross profit decreased significantly during the third quarter of 2013 compared to the prior year period due to the impact of the above mentioned decreased activity and pricing levels in certain U.S. and Canadian markets and the decreased Mexico activity levels. During the second quarter of 2013, we took steps to downsize field operations and implement other cost reductions for the Production Testing segment. In response to the decreased activity in certain U.S. markets, we are currently implementing additional cost reduction steps, including the relocation of equipment and other resources, that are expected to result in further operating expense reductions beginning in the fourth quarter of 2013.

Production Testing segment income before taxes decreased primarily due to the significant decrease in gross profit discussed above. This decrease in profitability was partially offset by increased other income that resulted from increased earnings from an unconsolidated joint venture and from decreased foreign currency losses. Production Testing segment general and administrative expenses also decreased due to the impact of administrative cost reductions and due to acquisition related costs expensed during the prior year period.

Compressco Segment

	Three Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$29,767	$28,931	$836	2.9%
Gross profit	10,201	11,370	(1,169)	(10.3)%
Gross profit as a percentage of revenue	34.3%	39.3%
General and administrative expense	4,460	4,566	(106)	(2.3)%
General and administrative expense as a percentage of revenue	15.0%	15.8%
Interest (income) expense, net	136	24	112
Other (income) expense, net	158	424	(266)
Income before taxes and discontinued operations	$5,447	$6,356	$(909)	(14.3)%
Income before taxes and discontinued operations as a percentage of revenue	18.3%	22.0%

Compressco segment revenues increased during the third quarter of 2013 compared to the prior year period due to a $0.9 million increase in service revenues, primarily from increased activity in the U.S. and Argentina. The increase in U.S. service revenues was due to Compressco's increased unconventional compression services applications activity, primarily in horizontal resource play reservoirs. The increase in total Compressco revenues was realized despite decreased revenues in Mexico compared to the prior year period caused by the current budget re-evaluations by Compressco's primary customer in Mexico. In March 2013, Compressco began to experience a decline in demand in the northern region of Mexico for its oil and gas services from this customer. Compressco believes this decline in demand is temporary and has begun to see a slow increase in activity levels in Mexico. Compressco has continued to increase its compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services. Revenues from the sales of compressor units and parts during the third quarter of 2013 were flat compared to the prior year period.

Compressco segment gross profit decreased during the third quarter of 2013 compared to the prior year period, primarily due to the impact of the reduced revenues in Mexico and increased labor and maintenance costs. Average compressor unit utilization increased from 82.0% to 84.2%, although gross profit as a percentage of revenue decreased compared to the prior year period as a result of the increased costs and the impact of the decreased activity in Mexico. Primarily as a result of the current reduced activity described above, Compressco reduced its Mexico operating headcount and relocated equipment to the U.S. during the second and third quarters of 2013.

Income before taxes for the Compressco segment decreased during the third quarter of 2013 compared to the prior year period, primarily due to the decreased gross profit discussed above and from increased interest expense as a result of increased borrowings by Compressco Partners under its bank credit facility. This decrease in profitability was partially offset by decreased administrative costs and decreased other expense. Compressco’s administrative expense levels decreased compared to the prior year period, primarily due to decreased personnel related costs, which more than offset the increase in professional services expenses during the current year period. Other expense decreased primarily due to decreased foreign currency losses compared to the prior year period.

Offshore Division

Offshore Services Segment

	Three Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$86,435	$78,802	$7,633	9.7%
Gross profit	23,829	17,492	6,337	36.2%
Gross profit as a percentage of revenue	27.6%	22.2%
General and administrative expense	3,234	4,932	(1,698)	(34.4)%
General and administrative expense as a percentage of revenue	3.7%	6.3%
Interest (income) expense, net	27	28	(1)
Other (income) expense, net	(11)	424	(435)
Income (loss) before taxes and discontinued operations	$20,579	$12,108	$8,471	70.0%
Income before taxes and discontinued operations as a percentage of revenue	23.8%	15.4%

Revenues from the Offshore Services segment increased during the third quarter of 2013 compared to the prior year quarter primarily due to increased activity levels for its dive services operations, partly as a result of projects that were delayed from the second quarter of 2013. Increased well abandonment activity during the current year quarter also contributed to the increased revenues. These increases in Offshore Services segment revenues were partially offset by decreased revenues by its cutting services and heavy lift operations, partly due to difficult weather experienced in September 2013. Offshore Services revenues during the three months ended September 30, 2013 and 2012 include approximately $10.0 million and $5.8 million, respectively, of revenues related to work performed for Maritech. The level of such Maritech work is expected to significantly decrease beginning in 2014.

Gross profit for the Offshore Services segment increased due to the increased activity levels for the dive services and well abandonment businesses compared to the prior year period, but also as a result of the cost reduction measures that were implemented during late 2012 and the first half of 2013. With its streamlined operating cost structure, the Offshore Services segment's gross profit as a percentage of segment revenues increased to 27.6% during the current year quarter compared to 22.2% during the prior year period. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment income before taxes increased, primarily due to the increased gross profit discussed above. In addition, segment general and administrative expenses were decreased, reflecting the administrative cost reductions taken during late 2012 and first half of 2013. In addition, other expense decreased compared to the prior year period, primarily due to decreased foreign currency losses.

Maritech Segment

	Three Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$1,349	$1,305	$44	3.4%
Gross profit (loss)	(20,483)	(8,927)	(11,556)	129.4%
General and administrative expense	331	457	(126)	(27.6)%
General and administrative expense as a percentage of revenue	24.5%	35.0%
Interest (income) expense, net	—	9	(9)
Other (income) expense, net	(5,386)	(162)	(5,224)
Income (loss) before taxes and discontinued operations	$(15,428)	$(9,231)	$(6,197)	67.1%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues for the third quarter of 2013 and 2012 are negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during the third quarter of 2013 compared to the prior year period due to approximately $21.5 million of excess decommissioning costs expensed during the current year period, including approximately $10.0 million associated with work to be performed during future periods. The amount expensed during the current year period reflects an increase of approximately $12.3 million of such costs compared to the prior year period and was due to additional oil and gas abandonment and decommissioning work required on certain offshore properties, including remediation work required on certain wells that had been previously plugged.

The increase in Maritech’s pretax loss during the third quarter of 2013 compared to the prior year period is primarily due to the increased gross loss discussed above. Partially offsetting this decrease, Maritech sold its interest in one of its remaining offshore oil and gas properties, resulting in a gain of approximately $5.4 million during the current year period.

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(582)	$(771)	$189	(24.5)%
General and administrative expense	10,195	10,442	(247)	(2.4)%
Interest (income) expense, net	4,112	4,281	(169)
Other (income) expense, net	665	237	428
(Loss) before taxes and discontinued operations	$(15,554)	$(15,731)	$177	(1.1)%

Corporate Overhead decreased during the third quarter of 2013 compared to the prior year period, due to decreased corporate general and administrative, depreciation, and interest expenses. Corporate general and administrative expenses decreased as approximately $0.7 million of increased office expense was more than offset by decreased salary and employee-related expenses as a result of cost reduction efforts taken earlier during the year. Increased office expense was primarily the result of the sale and leaseback of our corporate headquarters building in the fourth quarter of 2012, which also resulted in decreased depreciation compared to the prior year period. In addition, interest expense decreased due to the second quarter 2013 issuance of the 4.0% Senior Notes Series 2013, the proceeds of which were used to repay the 6.3% Series 2008-A Senior Notes. Partially offsetting these decreases was the increase in other expense due to increased foreign currency losses.

Nine Months Ended September 30, 2013 compared with nine months ended September 30, 2012.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$683,963	$649,691	$34,272	5.3%
Gross profit	116,851	135,154	(18,303)	(13.5)%
Gross profit as a percentage of revenue	17.1%	20.8%
General and administrative expense	99,032	95,335	3,697	3.9%
General and administrative expense as a percentage of revenue	14.5%	14.7%
Interest expense, net	12,585	12,493	92	0.7%
Other (income) expense, net	(12,284)	(5,942)	(6,342)	106.7%
Income (loss) before taxes and discontinued operations	17,518	33,268	(15,750)	(47.3)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	2.6%	5.1%
Provision (benefit) for income taxes	5,072	11,341	(6,269)	(55.3)%
Income (loss) before discontinued operations	12,446	21,927	(9,481)	(43.2)%
Income (loss) from discontinued operations, net of taxes	—	3	(3)
Net income (loss)	12,446	21,930	(9,484)	(43.2)%
Net (income) attributable to noncontrolling interest	(1,964)	(1,962)	(2)
Net income (loss) attributable to TETRA stockholders	$10,482	$19,968	$(9,486)	(47.5)%

Consolidated revenues for the nine months ended September 30, 2013, increased compared to the prior year period due to increased revenues for our Fluids, Production Testing, and Compressco segments. The increase in the Fluids Division’s revenues is due to increased demand for our manufactured products, the growth of our onshore frac water management business, and the increased activity for U.S. offshore CBF product sales. Our Compressco segment reported increased revenues during the nine month period due to increased activity in Latin America and increased demand for unconventional compression services applications in the U.S. Our Production Testing segment revenues also increased, reflecting the impact of 2012 acquisitions. The impact on segment revenues from these acquisitions more than offset the decreased Production Testing segment revenues resulting from decreased activity experienced in several of the markets it serves, including in Mexico. Any future increases in the Compressco and Production Testing segments' activity levels in Mexico are subject to the resolution of current uncertainties with our primary customer in Mexico. The increased consolidated revenues were negatively affected by our Offshore Services segment, which reported decreased revenues for the current year period due to a reduction in heavy lift and dive services activity. These businesses were also adversely affected by weather delays during the second and third quarters of 2013 as well as by continuing market challenges in the U.S. Gulf of Mexico during the first half of the current year. Consolidated gross profit decreased, despite the increased profitability of our Fluids and Offshore Services segments, as our Maritech and Production Testing segments reported decreases. Maritech expensed approximately $54.4 million of excess decommissioning costs during the current year period.

Consolidated general and administrative expenses increased during the first nine months of 2013 compared to the prior year period due to approximately $1.8 million of increased general and administrative expenses by our Production Testing segment, primarily as a result of the businesses acquired during 2012. Consolidated general and administrative expenses also increased as a result of approximately $1.3 million of employee severance expenses recorded during the second quarter of 2013. In addition, our Maritech segment's general and administrative expenses increased approximately $0.8 million, primarily due to legal expenses associated with an insurance-related settlement during the first quarter of 2013. These increases, along with the impact from the growth of our Fluids Division, were partially offset by our Offshore Services segment, where general and administrative costs decreased by $2.1 million, primarily due to the cost reduction steps taken during late 2012 and the second quarter of 2013. Overall, cost reduction efforts taken by each of our segments have resulted in reduced administrative cost levels beginning in the third quarter of 2013.

Consolidated interest expense increased slightly during the first nine months of 2013 primarily due to increased Compressco borrowings.

Consolidated other income increased primarily due to $3.9 million of increased earnings from an unconsolidated joint venture and from $2.4 million of increased gains on sale of assets.

The consolidated provision for income taxes decreased compared to the prior year period due to decreased earnings.

Divisional Comparisons

Fluids Division

	Nine Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$293,881	$244,401	$49,480	20.2%
Gross profit	78,902	54,869	24,033	43.8%
Gross profit as a percentage of revenue	26.8%	22.5%
General and administrative expense	24,442	22,554	1,888	8.4%
General and administrative expense as a percentage of revenue	8.3%	9.2%
Interest (income) expense, net	(122)	52	(174)
Other (income) expense, net	(1,121)	(1,621)	500
Income before taxes and discontinued operations	$55,703	$33,884	$21,819	64.4%
Income before taxes and discontinued operations as a percentage of revenue	19.0%	13.9%

The increase in Fluids Division revenues during the nine months ended September 30, 2013, compared to the prior year period was primarily due to approximately $27.1 million of increased product sales revenue, primarily due to the increased demand for its calcium chloride manufactured products as well as increased sales of brominated products. In addition, Fluids Division product sales also reflect the increased U.S. offshore demand for its CBF products, as U.S. Gulf of Mexico drilling and completion activity levels have continued to increase in 2013 compared to the prior year period. In addition, the Division also reported approximately $22.5 million of increased service revenues from the growth of its onshore frac water management business.

Fluids Division gross profit increased compared to the prior year period primarily as a result of the increased demand for U.S. onshore frac water management activity, the increased demand for manufactured products, and increased Gulf of Mexico CBF product sales discussed above.

Fluids Division income before taxes increased compared to the prior year period due to the increase in gross profit discussed above and despite increased administrative costs. Fluids Division administrative costs increased primarily due to increased personnel-related costs, partially offset by decreased professional fee expenses. In addition, other income decreased due to decreased foreign currency gains.

Production Enhancement Division

Production Testing Segment

	Nine Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$149,420	$144,645	$4,775	3.3%
Gross profit	23,684	41,016	(17,332)	(42.3)%
Gross profit as a percentage of revenue	15.9%	28.4%
General and administrative expense	18,090	16,300	1,790	11.0%
General and administrative expense as a percentage of revenue	12.1%	11.3%
Interest (income) expense, net	(43)	(44)	1
Other (income) expense, net	(7,785)	(3,201)	(4,584)
Income before taxes and discontinued operations	$13,422	$27,961	$(14,539)	(52.0)%
Income before taxes and discontinued operations as a percentage of revenue	9.0%	19.3%

Production Testing segment revenues increased during the first nine months of 2013 compared to the prior year period due to the acquisitions of OPTIMA, ERS, and Greywolf during 2012. This increase, which occurred despite decreased Greywolf Canadian activity in the current year period compared to late 2012 levels, was largely offset by the significant decrease of our previously existing production testing business. This decrease in revenues from our previously existing production testing business was primarily due to decreased activity and pricing levels, largely as a result of increased competition in certain of the U.S. markets we serve. In addition, Production Testing segment revenues decreased due to the impact of reduced activity in the northern region of Mexico caused by current budget re-evaluations by the segment's primary customer in Mexico. We believe this decline in demand is temporary, and we have begun to see a slow increase in activity levels in Mexico. Decreased revenues in Mexico were also caused by decreased demand during the first quarter of 2013 for certain of the segment's production testing services, a portion of which was offset, on a consolidated basis, by increased demand for well monitoring services during the first quarter of 2013 by our Compressco segment. These decreases were partially offset by increased revenues from operations in the Eastern Hemisphere during the first nine months of 2013.

Production Testing segment gross profit decreased during the first nine months of 2013 compared to the prior year period despite the 2012 acquisitions of OPTIMA, ERS, and Greywolf. The gross profit increase from the acquired businesses and the growth in certain of the segment's foreign operations was more than offset by the impact of the decreased activity and pricing levels in certain U.S. markets, increased labor costs, and the impact of the decreased production testing activity in Mexico compared to the prior year period. During the second quarter of 2013, we took steps to downsize field operations and implement other cost reductions for the Production Testing segment that have resulted in decreased operating expenses. In response to the decreased activity in certain U.S. markets, we are currently implementing additional cost reduction steps, including the relocation of equipment and other resources, that are expected to result in further operating expense reductions beginning in the fourth quarter of 2013.

Production Testing segment income before taxes decreased due to the decreased gross profit discussed above as well as from increased administrative expenses compared to the prior year period. The increased administrative expenses were primarily due to the increased personnel-related and other administrative costs associated with the acquired OPTIMA, ERS, and Greywolf businesses. These increases more than offset the decrease in professional services expenses, which included acquisition related costs during the prior year period. Partially offsetting the decreased gross profit and increased general and administrative expenses, other income increased, primarily due to increased earnings from an unconsolidated joint venture.

Compressco Segment

	Nine Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$88,573	$76,871	$11,702	15.2%
Gross profit	27,380	27,696	(316)	(1.1)%
Gross profit as a percentage of revenue	30.9%	36.0%
General and administrative expense	12,890	12,496	394	3.2%
General and administrative expense as a percentage of revenue	14.6%	16.3%
Interest (income) expense, net	303	2	301
Other (income) expense, net	354	687	(333)
Income before taxes and discontinued operations	$13,833	$14,511	$(678)	(4.7)%
Income before taxes and discontinued operations as a percentage of revenue	15.6%	18.9%

The increase in Compressco segment revenues compared to the prior year period was due to an increase of $11.5 million of service revenues, resulting primarily from increased activity in the U.S., Canada, and Argentina. The increase in the U.S. reflects the increased demand for unconventional compression services applications as a result of increased activity primarily in horizontal resource play reservoirs. Compressco segment service revenues also increased during the current year period due to increased activity in Mexico, primarily caused by increased activity during the first quarter of 2013. However, as a result of the budget re-evaluations by Compressco's primary customer in Mexico, in March 2013 Compressco began to experience a decline in demand for its oil and gas services in the northern region of Mexico. We believe this decline in demand is temporary, and we have begun to see a slow increase in activity levels in Mexico. Compressco has continued to increase its compressor fleet, both in the U.S. and in certain foreign markets, to serve increasing demand. Revenues from the sales of compressor units and parts during the first nine months of 2013 increased $0.2 million compared to the prior year period.

Compressco segment gross profit decreased slightly during the first nine months of 2013 compared to the prior year period, as the increased U.S. and Latin America revenues were largely offset by increased operating expenses, particularly labor, maintenance, and fuel costs. Gross profit as a percentage of revenue decreased compared to the prior year period as a result of these cost increases. Primarily as a result of the current reduced activity in Mexico described above, Compressco has aggressively reduced its Mexico operating headcount and relocated certain equipment to the U.S. from Mexico.

Income before taxes for the Compressco segment decreased during the first nine months of 2013 compared to the prior year period due to the decreased gross profit discussed above. Interest expense increased due to the increased borrowings under the Compressco Partners bank credit facility during the current year period. Compressco’s administrative expense levels also increased compared to the prior year period due to increases in salaries and other employee related costs as well as increased professional services expenses. These increases were partially offset by decreased foreign currency losses compared to the prior year period.

Offshore Division

Offshore Services Segment

	Nine Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$188,539	$204,573	$(16,034)	(7.8)%
Gross profit	35,426	31,511	3,915	12.4%
Gross profit as a percentage of revenue	18.8%	15.4%
General and administrative expense	10,496	12,562	(2,066)	(16.4)%
General and administrative expense as a percentage of revenue	5.6%	6.1%
Interest (income) expense, net	82	82	—
Other (income) expense, net	(216)	(3,972)	3,756
Income before taxes and discontinued operations	$25,064	$22,839	$2,225	9.7%
Income before taxes and discontinued operations as a percentage of revenue	13.3%	11.2%

Revenues from our Offshore Services segment decreased during the first nine months of 2013 compared to the prior year period, primarily due to decreased activity levels in the Gulf of Mexico market for its heavy lift and cutting services businesses. These businesses were also negatively affected by weather delays during the period, including unseasonal weather delays during the second and third quarters. Activity levels, particularly for the dive service business, have increased during the current year period compared to the prior year period due to increased activity during the third quarter of 2013. Offshore Services revenues during the nine months ended September 30, 2013 and 2012 include approximately $39.7 million and $25.5 million, respectively, of revenues related to work performed for Maritech. The level of such Maritech work is expected to significantly decrease beginning in 2014.

Despite the decrease in revenues for the Offshore Services segment during the first nine months of 2013, gross profit increased compared to the prior year period. Gross profit as a percentage of revenues increased to 18.8% during the current year period compared to 15.4% during the prior year period. This increased profitability primarily reflects the impact of cost reduction efforts made during late 2012 and the second quarter of 2013. As a result of these cost reduction efforts, profitability for the segment has increased despite market conditions that continue to be challenging, including the impact of increased competition and decreased pricing compared to the prior year period. In addition, the impact of weather delays during a portion of the current year period negatively affected profitability. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment income before taxes increased, primarily due to the increased gross profit discussed above and despite decreased other income. Other income decreased due to a $4.1 million gain on sale of certain abandonment assets during the prior year period. Offshore Services administrative costs decreased, primarily as a result of the segment’s cost reduction efforts, which reduced salary and personnel-related expenses, and more than offset approximately $0.3 million of severance costs expensed during the second quarter of 2013.

Maritech Segment

	Nine Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$4,193	$5,099	$(906)	(17.8)%
Gross profit (loss)	(46,800)	(17,684)	(29,116)	164.6%
General and administrative expense	2,645	1,824	821	45.0%
General and administrative expense as a percentage of revenue	63.1%	35.8%
Interest (income) expense, net	11	10	1
Other (income) expense, net	(5,377)	420	(5,797)
Income (loss) before taxes and discontinued operations	$(44,079)	$(19,938)	$(24,141)	121.1%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues for the first nine months of 2013 and 2012 are negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during the first nine months of 2013 due to approximately $54.4 million of excess decommissioning costs expensed during the current year period, an increase of approximately $35.3 million compared to the prior year period. Revisions in estimated decommissioning liability cash flows during the first nine months of 2013 resulted primarily from additional work incurred and anticipated to be required on Maritech’s offshore oil and gas properties, including remediation work required on certain wells that had been previously plugged. Partially offsetting the increased costs, approximately $5.6 million was credited to operating expenses during the first quarter of 2013 associated with the net impact of an insurance-related litigation settlement recorded in the current year period.

The increase in Maritech’s pretax loss during the first nine months of 2013 compared to the prior year period is primarily due to the increased gross loss discussed above. The increase in general and administrative expenses is primarily due to the professional fees associated with the insurance-related litigation settlement received during the first quarter. Other income increased significantly during the current year period, due to the approximately $5.4 million gain recognized on the sale of one of Maritech's remaining offshore oil and gas properties during the third quarter of 2013.

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(1,742)	$(2,254)	$512	(22.7)%
General and administrative expense	30,470	29,600	870	2.9%
Interest (income) expense, net	12,354	12,391	(37)
Other (income) expense, net	1,859	1,744	115
(Loss) before taxes and discontinued operations	$(46,425)	$(45,989)	$(436)	0.9%

Corporate Overhead increased during the nine months ended September 30, 2013, compared to the prior year period, primarily due to increased corporate general and administrative expenses, which increased primarily due to approximately $2.0 million of increased office expense. The increased office expense was a result of the sale and leaseback of our corporate headquarters building in the fourth quarter of 2012. These increases were partially offset by approximately $0.7 million of decreased personnel-related expenses and $0.4 million of increased allocations. The decreased personnel-related expenses were as a result of second quarter 2013 cost reduction efforts and more than offset approximately $0.5 million of associated severance costs incurred during that period. Depreciation expense decreased compared to the prior year period due to the sale and leaseback of our corporate headquarters building discussed above.

Liquidity and Capital Resources

Increased operating cash flows during the first nine months of 2013 compared to the prior year period reflect the impact of strategic initiatives to reduce costs and streamline our customer billing and collection processes. Cost reduction efforts taken during the second quarter of 2013 and late 2012 resulted in improved profitability and cash flows for each of our segments. The increased operating cash flows have allowed us to continue to aggressively pursue extinguishing Maritech's remaining decommissioning liabilities, fund capital expenditure activity, and further strengthen our balance sheet. As of September 30, 2013, and after expending approximately $99.4 million during the first nine months of 2013 on decommissioning and associated work, Maritech's remaining decommissioning liabilities have been reduced to approximately $37.3 million. A large amount of the remaining work to be performed is expected to be performed during the fourth quarter of 2013. With the remaining amount of Maritech decommissioning work expected to decrease significantly, we anticipate the resulting increase in operating cash flows beginning in 2014 will provide significant opportunities to continue to strengthen our balance sheet and strategically grow our businesses. Through September 30, 2013, we spent an aggregate of approximately $73.6 million on capital expenditure activity for several of our existing businesses. In addition to the ongoing capital expenditure activity, we continue to evaluate opportunities to further expand certain of our businesses through acquisitions, consistent with our growth plan. In addition to available cash, as of November 7, 2013, we have approximately $224.8 million available under our revolving credit facility to fund our future strategic growth.

Operating Activities

Cash flows generated by operating activities totaled $43.9 million during the first nine months of 2013 compared to $17.4 million of cash used by operating activities during the prior year period, an increase of $61.4 million. This increase in operating cash flows during 2013 compared to the prior year period was largely due to an improvement of approximately $68.2 million from the collection of accounts receivable, reflecting an effort begun during late 2012 to expedite collections. This increase in cash provided by operating activities was generated despite approximately $99.4 million of decommissioning activity performed during the nine months ended September 30, 2013, an increase of $33.2 million compared to the prior year period. A portion of the decommissioning activity performed during the current year period was associated with approximately $54.4 million of excess decommissioning costs charged to earnings during the period.

Maritech continues to perform an extensive amount of well abandonment and decommissioning work associated with its remaining offshore oil and gas production wells, platforms, and facilities. As of September 30, 2013, and including the impact of adjustments to the estimated work remaining to be performed that were caused by certain required remediation work, Maritech’s decommissioning liabilities totaled approximately $37.3 million. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Most of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liabilities is expected to occur during the fourth quarter of 2013, subject to weather conditions and regulatory approvals. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with one offshore platform that was previously destroyed by a hurricane as well as certain remediation work required on wells that had been previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could result in significant charges to earnings in future periods.

During late 2012 and the first half of 2013, each of our segments implemented operating and administrative cost reductions, including reductions in headcount, that were designed to streamline our operations and downsize our organization, particularly in our corporate headquarters and in certain of our businesses. Together with the specific cost reduction steps taken by our Offshore Services segment in late 2012, these cost reduction efforts have resulted in increased operating cash flows and improved profitability, which are expected to continue going forward. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

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

Investing Activities

During the first nine months of 2013, the total amount of our net cash utilized on investing activities was $71.8 million. Total cash capital expenditures during the first nine months of 2013 were $73.6 million. Approximately $30.5 million of our capital expenditures during the first nine months of 2013 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its frac water management business. Our Production Enhancement Division spent approximately $38.8 million on capital expenditures, consisting of approximately $20.0 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet, and approximately $18.8 million by the Compressco segment for the upgrade and expansion of its wellhead compressor and equipment fleet. Our Offshore Services segment spent approximately $3.5 million on its various heavy lift and dive support vessels. Corporate capital expenditures were approximately $0.7 million.

In October 2013, we entered into an agreement to acquire the remaining 50% ownership interest of Ahmad Albinali & TETRA Arabia Company Ltd., a Saudi Arabian limited liability company. The closing for the transaction, which is subject to customary approvals by Saudi Arabian governmental agencies as well as other conditions, is expected to occur during the fourth quarter of 2013 or early 2014. Following the closing of this transaction, the Saudi Arabian limited liability company will become a wholly owned consolidated subsidiary.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses (other than Maritech). However, certain of these planned expenditures may be postponed or canceled in an effort to conserve capital or otherwise address future market conditions. Although our planned level of capital expenditures during the remainder of 2013 is subject to the impact of acquisitions and future market conditions, we currently plan to expend up to approximately $100 million on total capital expenditures (excluding acquisitions) during 2013. The deferral of capital projects could affect our ability to compete in the future. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, operating leases, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a $278 million revolving credit facility with a syndicate of banks pursuant to a credit facility agreement that was most recently amended in October 2010 (the Credit Agreement). As of November 7, 2013, we had an outstanding balance on the revolving credit facility of approximately $44.6 million, and had $8.6 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $224.8 million. In addition, the Credit Agreement allows us to increase the facility by $150 million, up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions. Approximately $13.5 million of the $23.5 million outstanding borrowings under the revolving credit facility as of September 30, 2013, is denominated in euros, which has been designated as a hedge of the net investment in our European operations.

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

The Credit Agreement includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of September 30, 2013. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement to cover the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.8 million equivalent as of September 30, 2013) with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14-business-days notice and contains standard provisions in the event of default. As of September 30, 2013, we had no borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a credit agreement (the Partnership Credit Agreement) with JPMorgan Chase Bank, N.A., which was amended on December 4, 2012, and May 14, 2013. Under the Partnership Credit Agreement, as amended, Compressco Partners, along with certain of its subsidiaries, were named as borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries were guarantors. We were not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement, as amended, included a maximum credit commitment of $40.0 million, that was available for letters of credit (with a sublimit of $5.0 million), and included an uncommitted $20.0 million expansion feature. Compressco Partners was in compliance with the covenants and conditions of the Partnership Credit Agreement as of September 30, 2013.

On October 15, 2013, Compressco Partners entered into a new asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the New Partnership Credit Agreement), which replaced the previous Partnership Credit Agreement. Under the New Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all obligations under the credit agreement are guaranteed by all of its existing and future, direct and indirect, domestic subsidiaries. We are not a borrower or a guarantor under the New Partnership Credit Agreement. The New Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million), and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the New Partnership Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of November 7, 2013, Compressco Partners has a balance outstanding under the New Partnership Credit Agreement of $24.5 million and had availability under the New Partnership Credit Facility of $40.9 million, based upon a $65.6 million borrowing base and the $24.5 million outstanding balance.

The New Partnership Credit Agreement may be used to fund Compressco Partners' working capital needs, letters of credit, and for general partnership purposes, including the refinancing of the previous credit facility, capital expenditures, and potential future expansions or acquisitions. So long as Compressco Partners is not in default, the New Partnership Credit Agreement may also be used to fund Compressco Partners’ quarterly distributions at the option of the board of directors of the Partnership's general partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). The initial borrowings under the New Partnership Credit Agreement of $24.5 million were used to repay in full all amounts outstanding under the previous credit agreement dated June 24, 2011. Borrowings under the New Partnership Credit Facility are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Partnership Credit Agreement is October 15, 2017.

Borrowings under the New Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners' option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by Compressco Partners), plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on outstanding principal under the New Partnership Credit Agreement, Compressco Partners is required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.375% per annum, paid quarterly in arrears. Compressco Partners is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The New Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners' ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the New Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of the assets (excluding real property) of Compressco Partners and its existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of its existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

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

In April 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement dated April 29, 2013. The Series 2013 Senior Notes bear interest at a fixed rate of

4.0% and mature on April 29, 2020. We utilized the proceeds from the issuance of the Series 2013 Senior Notes to repay the Series 2008-A Senior Notes in April 2013.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of September 30, 2013. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in October 2015, the New Partnership Credit Agreement matures in October 2017, and our Senior Notes mature at various dates between April 2015 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. For the nine months ended September 30, 2013, Compressco Partners distributed approximately $3.6 million to its public unitholders.

Off Balance Sheet Arrangements

As of September 30, 2013, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally consists of obligations associated with our outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. Except for the following, during the first nine months of 2013, there were no material changes outside the ordinary course of business in the specified contractual obligations.

On April 29, 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement. The Series 2013 Senior Notes bear interest at a fixed rate of 4.0% and mature on April 29, 2020. On April 30, 2013, we utilized the proceeds from the issuance to repay the 2008-A Senior Notes.

Through the nine month period ended September 30, 2013, Compressco Partners borrowed $14.3 million pursuant to its bank credit facility, resulting in an aggregate of $24.4 million outstanding. The maturity date for the Compressco Partners bank credit facility is June 24, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Through September 30, 2013, there have been no material changes in the information pertaining to our Market Risk exposures as disclosed in our Form 10-K for the year ended December 31, 2012.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2013	1,676	(2)	$10.21	—	$14,327,000
Aug 1 – Aug 31, 2013	627	(2)	$11.67	—	14,327,000
Sept 1 – Sept 30, 2013	—			—	14,327,000
Total	2,303			—	$14,327,000
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2013.

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

TETRA Technologies, Inc.

Date:	November 8, 2013	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	November 8, 2013	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	November 8, 2013	By:	/s/Ben C. Chambers
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2013 and 2012; (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2013.