Form 10-K
period 2013-12-31
TETRA TECHNOLOGIES INC
filed 2014-03-03
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]
THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $784,876,118 AS OF JUNE 28, 2013, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
NUMBER OF SHARES OUTSTANDING OF THE ISSUER’S COMMON STOCK AS OF FEBRUARY 28, 2014 WAS 78,898,214 SHARES.
DOCUMENTS INCORPORATED BY REFERENCE
PART III INFORMATION IS INCORPORATED BY REFERENCE TO THE REGISTRANT’S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 6, 2014 TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE END OF THE REGISTRANT’S FISCAL YEAR.

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

PART I

Item 1. Business.

General

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, water management, after-frac flow back, production well testing, offshore rig cooling, compression-based production enhancement, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic oil and gas production business. We are composed of five reporting segments organized into three divisions – Fluids, Production Enhancement, and Offshore.

Our Fluids Division manufactures and markets clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. The Fluids Division also provides North American onshore oil and gas operators with comprehensive water management services.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides after-frac flow back, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas basins in the United States, Mexico and Canada, as well as in certain basins in certain regions in South America, Africa, Europe, the Middle East, and Australia.

The Compressco segment provides compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and in certain circumstances, well monitoring and sand separation services. The Compressco segment provides these services throughout many of the onshore oil and gas producing regions of the United States, as well as certain basins in Mexico, Canada, and certain countries in South America, Europe, and the Asia-Pacific region.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea services such as well plugging and abandonment and workover services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services.

The Maritech segment is a limited oil and gas production operation. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech’s operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells and production platforms. Maritech intends to acquire a significant portion of the services necessary to abandon and decommission these properties from the Offshore Division’s Offshore Services segment.

We continue to pursue a growth strategy that includes expanding our existing core businesses, with the exception of the Maritech segment, through internal growth and acquisitions, domestically and internationally. For financial information for each of our segments, including information regarding revenues and total assets, see “Note Q – Industry Segments and Geographic Information” contained in the Notes to Consolidated Financial Statements.
We were incorporated in Delaware in 1981. Our corporate headquarters is located at 24955 Interstate 45 North in The Woodlands, Texas. Our phone number is 281-367-1983, and our website is accessed at www.tetratec.com. We make available on our website, free of charge, our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Management and Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter, as well as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as is reasonably practicable after such materials are electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. Information filed with the SEC may be read or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically. We will also make these documents available in print, free of charge, to any stockholder who requests such information from the Corporate Secretary.

Products and Services

Fluids Division

Liquid calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, and blends of such products manufactured by our Fluids Division are referred to as clear brine fluids (CBFs) in the oil and gas industry. CBFs are salt solutions that have variable densities and are used to control bottomhole pressures during oil and gas completion and workover operations. Although they are used in many types of wells, demand for CBFs is greater in offshore well operations. Our Fluids Division sells CBFs and various CBF additives to U.S. and foreign oil and gas exploration and production companies and distributes them to other companies that service customers in the oil and gas industry.

Our Fluids Division provides both stock and custom-blended CBFs based on our customers’ specific needs and the proposed application. We also provide a broad range of associated services, including onsite fluids filtration, handling, and recycling; wellbore cleanup; fluid engineering consultation; fluid management services; and high-volume water management services for fracturing operations. We offer to repurchase (buyback) certain used CBFs from customers, which we are able to recondition and recycle. Selling used CBFs back to us reduces the net cost of the CBFs to our customers and minimizes our customers’ need to dispose of used fluids. We recondition used CBFs through filtration, blending, and the use of proprietary chemical processes, and then market the reconditioned CBFs.

By blending different stock CBFs and using various additives, we are able to modify the specific density, crystallization temperature, and chemical composition of the CBFs as necessary. The Division’s fluid engineering personnel determine the optimal CBF blend for a customer’s particular application to maximize its effectiveness and lifespan. Our filtration services use a variety of techniques and equipment to remove particulates from CBFs at the customer’s site so that the CBFs can be reused. Filtration also enables recovery of a greater percentage of used CBFs for reconditioning.

The Fluids Division provides domestic onshore oil and gas operators with comprehensive frac water management services, including selection, analysis, treatment, storage, transfer, recycling, and environmental risk mitigation. These services are provided using the Division’s BioRid® and other above-ground frac water treatment technologies, some of which are patented, and its TETRA® STEEL 1200 rapid deployment water transfer system. The Division’s water management personnel seek to design environmentally friendly solutions for the unique needs of each customer’s wellsite in order to maximize operational performance and efficiency. In January 2014, the Fluids Division acquired the assets and operations of WIT Water Transfer, LLC (which operated under the name TD Water Transfer), which provides water management services to customers in the South Texas and North Dakota regions of the U.S.

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
Our liquid and dry calcium chloride production facilities are located in the United States and Finland. We also acquire liquid and dry calcium chloride inventory from other producers. In the United States, we manufacture calcium chloride at five manufacturing plant facilities, the largest of which is our plant near El Dorado, Arkansas, which produces liquid and flake calcium chloride products. Liquid and flake calcium chloride are also produced at our Kokkola, Finland, plant. We operate our European calcium chloride operations under the name TETRA Chemicals Europe. We also manufacture liquid calcium chloride at our facilities in Parkersburg, West Virginia, and Lake Charles, Louisiana, and we have two solar evaporation plants located in San Bernardino County, California, that produce liquid calcium chloride from underground brine reserves. All of our calcium chloride production facilities have a combined production capacity of more than 1.5 million equivalent liquid tons per year.

The Fluids Division manufactures calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas, production facility. A patented and proprietary production process utilized at this facility uses bromine and zinc to manufacture zinc bromide. This facility also uses proprietary processes to manufacture calcium bromide and sodium bromide and to recondition and upgrade used CBFs that we have repurchased from our customers.

See “Note Q – Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about this Division.

Production Enhancement Division

Production Testing Segment. The Production Testing segment of the Production Enhancement Division provides after-frac flow back, production well testing, early production facilities, offshore rig cooling, and other associated services. The segment provides well flow management and evaluation services and data that enables operators to quantify reserves, optimize production, and minimize oil and gas reservoir damage. In addition to after-frac flow back and production well testing, the Production Testing segment provides well control, well cleanup, and laboratory analysis services. The Production Testing segment also provides early-life production solutions designed for newly producing oil and gas wells as well as late-life production enhancement solutions designed to boost and extend the productive life of oil and gas wells. Many of these early production services involve sophisticated evaluation techniques for reservoir management, including unconventional shale reservoir exploitation and optimization of well workover programs.

The Production Testing segment maintains one of the largest fleets of high pressure production testing equipment in the United States, including equipment designed to work in environments where high levels of hydrogen sulfide gas are present. The Production Testing segment has domestic operating locations in Colorado, Louisiana, North Dakota, Oklahoma, Pennsylvania, West Virginia, Wyoming, and Texas. Internationally, the segment has locations in Mexico and Canada, and certain countries in South America, Africa, and the Middle East. The Production Testing segment's operations in Canada are provided through Greywolf Production Systems and GPS Ltd. (together, Greywolf).

Through our Optima Solutions Holdings Limited subsidiary (OPTIMA), the Production Testing segment is a provider of offshore oil and gas rig cooling services and associated products that suppress heat generated by high rate flaring of hydrocarbons during offshore oil and gas well test operations. The March 2012 acquisition of OPTIMA, which is based in Aberdeen, Scotland, enables our Production Testing segment to provide its customers with a broader range of production testing related services and expands the segment’s presence in many significant global oil and gas markets.

Compressco Segment. The Division’s Compressco segment provides compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. Services are provided to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore oil and gas producing regions of the United States. Internationally, Compressco has significant operations in Mexico and Canada and a growing presence in certain countries in South America, Europe, and the Asia-Pacific region.

Over time, oil and natural gas wells exhibit declining pressure and production. Production enhancement technologies are designed to increase daily production and total recoverable reserves. Conventional compression-based production enhancement services are utilized to increase gas production by deliquifying wells and lowering wellhead pressure. Conventional applications also include production enhancement services for dry gas wells and liquid-loaded gas wells, and backside auto injection systems (BAIS) for liquid loaded gas wells. Unconventional applications are utilized primarily in horizontal resource play reservoirs in connection with oil and liquids production, and include vapor recovery, casing gas systems, and gas lift applications. Gas lift technology involves the use of compression equipment to inject natural gas downhole in order to increase oil and liquids production, primarily in horizontal wells. While conventional applications are primarily associated with mature gas wells with low formation pressures, they are also utilized effectively on newer gas wells that have experienced significant production declines. In certain circumstances, in connection with primary production enhancement services, Compressco provides ongoing well monitoring services and automated sand separation services. Field services are performed by our highly trained staff of regional service supervisors, optimization specialists, and field mechanics. In addition, Compressco designs and fabricates most of the compressor packages it uses to provide services, and, in certain markets, Compressco sells compressor packages to customers. Compressco’s fleet of compressor packages used to provide services totaled 3,995 as of December 31, 2013, of which 3,426 packages were in service.

Virtually all of our Compressco segment’s operations are conducted through our subsidiary, Compressco Partners, L.P. (Compressco Partners), a Delaware limited partnership. We own approximately 83% of the outstanding ownership interest of Compressco Partners. Compressco primarily utilizes its natural gas powered GasJack®, electric powered VJack™, and three-stage natural gas powered SuperJackTM packages to provide compression services. Compressco utilizes its compressor packages to provide compression services to its customers, primarily on a month-to-month basis. Compressco services its compressors and provides maintenance services on sold packages through mobile field technicians who are based in Compressco’s market areas. In certain applications, the GasJack® package increases gas production by reducing surface pressure to allow wellbore liquids that can hinder gas flow to be carried to the surface. The liquids are separated from the gas and liquid-free gas flows into the GasJack® package, where the gas is compressed. That gas is then cooled before being sent to the gas sales line. The separated fluids are either stored in an onsite customer-provided tank or injected into the gas sales line for separation downstream. The 46-horsepower GasJack® package is an integrated power/compressor unit equipped with an industrial 460-cubic inch, V-8 engine that uses natural gas from the well to power one bank of cylinders that, in turn, powers the other bank of cylinders, which provide compression. Compressco utilizes its 20- and 40-horsepower electric VJack™ compressor package to provide production enhancement services on wells located in larger, mature oil fields and in environmentally sensitive areas where electric power is available at the production site. The VJack™ package operates with zero engine-driven emissions, and Compressco believes it requires significantly less maintenance than a natural gas powered compressor. The VJack™ package is primarily designed for vapor recovery applications (to capture natural gas vapors emitting from closed storage tanks after production and to reduce storage tank pressures) and casing gas systems applications on oil wells. During late 2013, Compressco purchased a number of three-stage compressor packages that it plans to market as "SuperJackTM packages." The SuperJackTM package includes a three-stage compressor with a natural gas powered engine ranging from 80 to 300 horsepower and is primarily used to provide production enhancement services on horizontal wells that have insufficient reservoir pressure. The majority of these packages purchased to date are 145 horsepower SuperJackTM packages to be primarily used in gas lift applications.

See “Note Q – Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about this Division.

Offshore Division

Offshore Services Segment. The Offshore Services segment provides (1) downhole and subsea services such as well plugging and abandonment, and workover services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services. We provide these services to offshore oil and gas operators, primarily in the U.S. Gulf of Mexico. We offer comprehensive, integrated services, including individualized engineering consultation and project management services.
In providing services, our Offshore Services segment utilizes rigless P&A equipment packages, two heavy lift barges, several dive support vessels, and other dive support assets. In addition, we lease other assets from third parties and engage third-party contractors whenever necessary. The Offshore Services segment provides a wide variety of conventional and saturated air diving services to its customers through its Epic Diving & Marine Services subsidiary (Epic). Well abandonment, decommissioning, diving, and certain construction services are performed primarily in the U.S. Gulf of Mexico. The Offshore Services segment provides offshore cutting services and tool rentals through its E.O.T. Cutting (EOT) operations. The Offshore Services segment also utilizes specialized equipment and engineering expertise to address a variety of specific platform construction and decommissioning issues, including those associated with platforms that have been toppled or severely damaged by hurricanes and other windstorms. The Offshore Services segment provides services to major oil and gas companies and independent operators, including Maritech, through its facilities located in Broussard, Belle Chasse, Fourchon, and Houma, Louisiana.

Our Offshore Services segment’s fleet of service vessels has expanded and contracted in size in recent years in response to changing demands for its services. With the TETRA Hedron, a 1,600-metric-ton heavy lift derrick barge, and the TETRA Arapaho, a 725-metric-ton heavy lift derrick barge, we perform heavy lift decommissioning and construction projects and integrated operations on oil and gas production platforms. The Offshore Services segment also performs contract diving operations, utilizing its owned dive service vessels, as well as vessels obtained under long term leases as needed. Diving services include saturation diving for up to 1,000 foot dive depths as well as mixed gas and surface diving for shallower dives.

Among other factors, demand for our Offshore Service segment’s operations in the Gulf of Mexico is affected by federal regulations governing the abandonment and decommissioning of offshore wells, production platforms and pipelines, particularly following the April 2010 Macondo well oil spill. These regulations include Notice To Lessees 2010-G05: “Decommissioning Guidance for Wells and Platforms” (NTL 2010-G05, known as the “Idle Iron Guidance”). The Bureau of Safety and Environmental Enforcement (BSEE) issues offshore permits, regulates offshore contractors, and oversees the provisions of the Idle Iron Guidance. The Idle Iron Guidance became effective October 15, 2010, and requires that operators perform and report decommissioning and abandonment plans and activities in accordance with BSEE requirements. The Idle Iron Guidance provides specific guidelines for when an operator has to permanently plug and abandon wells and decommission platforms and related facilities after the occurrence of certain events, including the end of useful operations, cessation of commercial production, and expiration of the lease.

Maritech Segment. The Maritech segment is a limited oil and gas production operation in the offshore U.S. Gulf of Mexico. During 2011 and the first quarter of 2012, Maritech sold substantially all of its proved reserves. Maritech’s remaining operations consist primarily of the ongoing abandonment and decommissioning of its remaining offshore wells, facilities, and production platforms. Maritech intends to acquire a significant portion of these services with regard to such assets that it operates from the Offshore Division’s Offshore Services segment.

The sales of substantially all of Maritech’s oil and gas producing properties during 2011 and 2012 have essentially removed us from the oil and gas exploration and production business, and significantly all of Maritech’s oil and gas acquisition, development, and exploitation activities have ceased. Following these sales, Maritech’s remaining oil and gas reserves and production are negligible. Maritech’s operations consist primarily of the well abandonment and decommissioning of its remaining offshore oil and gas platforms and facilities. During the three year period ended December 31, 2013, Maritech spent approximately $310.4 million on such efforts. Approximately $43.3 million of Maritech decommissioning liabilities remain as of December 31, 2013, and approximately $38.7 million of this amount is planned to be performed during 2014.

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

The Division produces liquid calcium chloride, either from underground brine reserves or by reacting hydrochloric acid with limestone. The Division also purchases liquid and dry calcium chloride from a number of U.S. and foreign chemical manufacturers. Our El Dorado, Arkansas, plant produces liquid and flake calcium chloride, utilizing underground brine (tail brine) obtained from Chemtura Corporation (Chemtura) that contains calcium chloride. We also produce calcium chloride at our two plants in San Bernardino County, California, by solar evaporation of pumped underground brine reserves that contain calcium chloride. The underground reserves of this brine are deemed adequate to supply our foreseeable need for calcium chloride at those plants.

The Division’s primary sources of hydrochloric acid are chemical co-product streams obtained from chemical manufacturers. Substantial quantities of limestone are also consumed when converting hydrochloric acid into calcium chloride. Currently, hydrochloric acid and limestone are generally available from multiple sources.

To produce calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide at our West Memphis, Arkansas, facility, we use bromine, hydrobromic acid, zinc, and lime as raw materials. There are multiple sources of zinc that we can use in the production of zinc bromide and zinc calcium bromide. We have a long-term supply agreement with Chemtura, under which the Division purchases its requirements of raw material bromine from Chemtura’s Arkansas bromine facilities. In addition, we have a long-term agreement with Chemtura under which Chemtura supplies the Division’s El Dorado, Arkansas, calcium chloride plant with raw material tail brine from its Arkansas bromine production facilities.

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

The Fluids Division and the Production Testing segment of our Production Enhancement Division purchase their water management, production testing, and rig cooling equipment and components from third-party manufacturers. The Compressco segment designs and assembles the Gas Jack® and VJack™ compressor packages it uses to provide wellhead compression-based production enhancement services and the majority of the required components are obtained from third party suppliers. Compressco acquires its SuperJackTM compressor packages and well monitoring and sand separation equipment and components from third party fabricators or from the Production Testing segment. Some of the components used in the assembly of compressor packages, and well monitoring, sand separation, production testing, and rig cooling equipment are obtained from a single supplier or a limited group of suppliers. We do not have long-term contracts with these suppliers or manufacturers. Should we experience unavailability of the components we use to assemble our equipment, we believe that there are adequate alternative suppliers and that any impact to us would not be severe.
Market Overview and Competition

Fluids Division

Our Fluids Division provides its products and services to oil and gas exploration and production companies in the United States and certain foreign markets. Current areas of market presence include the onshore U.S., the U.S. Gulf of Mexico, the North Sea, Mexico, and certain countries in South America, Europe, Asia, the Middle East, and Africa. The Division also markets to customers with deepwater operations that utilize high volumes of CBFs and can be subject to harsh downhole conditions, such as high pressure and high temperatures. Demand for offshore CBF products are generally driven by completion activity, which increased during 2013.

During the past three years, a portion of the growth of the Division’s U.S. operations has been due to increased industry demand for onshore water management services in unconventional shale gas and oil reservoirs. The Division provides water management services to a wide range of onshore oil and gas operators located in the most significant domestic shale gas and oil reservoirs, including the Barnett, Cana Woodford, Eagle Ford, Fayetteville, Granite Wash, Haynesville, Marcellus, and Utica. The January 2014 acquisition of TD Water Transfer expands the Division's water management operations into the South Texas and North Dakota markets.

The Division’s principal competitors in the sale of CBFs to the oil and gas industry are Baker Hughes, Baroid, a subsidiary of Halliburton, and M-I Swaco, a subsidiary of Schlumberger. This market is highly competitive, and competition is based primarily on service, availability, and price. Major customers of the Fluids Division include Anadarko, Devon, Dynamic Offshore Resources, Halliburton, Marathon, Petrobras (the national oil company of Brazil), Shell, Tullow, and TOTAL. The Division also sells its CBF products through various distributors. Competitors for the Division’s water management services include large multinational providers as well as small, privately owned operators.

Our liquid and dry calcium chloride products have a wide range of uses outside the energy industry. Non-energy market segments where these products are used include water treatment, industrial, food processing, road maintenance, ice melt, agricultural, and consumer products. We also sell sodium bromide into industrial water treatment markets as a biocide under the BioRid® tradename. Most of these markets are highly competitive. The Division’s European calcium chloride operations market our calcium chloride products to certain European markets. Our principal competitors in the non-energy related calcium chloride markets include Occidental Chemical Corporation and Vitro in North America, and Brunner Mond, Solvay, and NedMag in Europe.

Production Enhancement Division

Production Testing Segment. In certain gas producing basins, water, sand, and other abrasive materials commonly accompany the initial production of natural gas, often under high pressure and high temperature conditions and, in some cases, from reservoirs containing high levels of hydrogen sulfide gas. The segment provides the specialized equipment and qualified personnel to address these impediments to production. The Production Testing segment also provides certain services designed to accommodate the unique after-frac flow back and testing demands of shale gas reservoirs. During 2012, the Production Testing segment expanded its after-frac flowback and production testing equipment fleet, acquiring operations in new geographic markets to serve the rapidly growing demand for these services. Through Greywolf, the Production Testing segment serves the western Canada market. In addition, the Production Testing segment continues to serve the continuing demand for services associated with many of the domestic shale gas reservoirs, including the Bakken, Barnett, Cana Woodford, Eagle Ford, Fayetteville, Haynesville, Marcellus, and Niobrara. In addition, through our OPTIMA subsidiary, the Production Testing segment offers offshore oil and gas rig cooling services and associated products that suppress heat generated by high-rate flaring of hydrocarbons during offshore well test operations. OPTIMA primarily serves markets in the North Sea, Australia, and Asia-Pacific, the Middle East, and South America.
The U.S. and Canadian production testing markets are highly competitive, and competition is based on availability of appropriate equipment and qualified personnel, as well as price, quality of service, and safety record. We believe that our skilled personnel, operating procedures, and safety record give us a competitive advantage in the marketplace. The Production Testing segment plans to continue growing its foreign operations in order to serve most major oil and gas markets worldwide, both organically and through additional strategic acquisitions. Competition in onshore U.S. production testing markets is primarily dominated by numerous small, privately owned operators. Expro International, Halliburton, Schlumberger, and Weatherford are major competitors in the foreign markets we serve. The major customers for this segment include BHP Billiton, Cabot, Chesapeake, Chevron, ConocoPhillips, Consol Energy, Encana, Geosouthern, Halliburton, Pioneer Natural Resources, Range Resources, Shell Oil, PEMEX (the national oil company of Mexico), Petrobras, Saudi ARAMCO (the national oil company of Saudi Arabia), and other national oil companies in foreign countries.

Compressco Segment. The Division’s Compressco segment provides its services to a broad base of natural gas and oil exploration and production companies operating throughout many of the onshore producing regions of the United States. Compressco also has significant operations in Mexico and Canada, and a growing presence in certain countries in South America, Europe, and the Asia-Pacific region. While most of Compressco’s domestic services are performed in the San Juan Basin, Permian Basin, and Mid-Continent regions of the United States, Compressco also has a substantial presence in other U.S. producing regions, including South Texas, the Central and Northern Rockies, the Ark-La-Tex region, and California. Compressco has historically focused on serving customers with production in mature conventional fields, but it now also services customers in some of the largest and fastest growing unconventional shale oil and gas reservoirs in the United States, including the Bakken, Barnett, Cotton Valley Trend, Eagle Ford, Fayetteville, Granite Wash, Marcellus, Piceance, Woodbine, and Woodford basins. While Compressco primarily serves customers in need of low discharge pressure compression services, the late 2013 purchase of SuperJackTM compressor assets allows it to compete in the higher discharge pressure gas lift market, including the liquids rich resource plays such as the Eagle Ford, Granite Wash, Mississippi Lime, and Woodbine regions. Compressco continues to seek opportunities for further domestic and foreign expansion.

The wellhead compression-based production enhancement services business is highly competitive, and competition primarily comes from companies that utilize packages consisting of a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. To a lesser extent, Compressco faces competition from large companies that have traditionally focused on higher-horsepower natural gas gathering and transportation equipment and services. Compressco’s strategy is to compete on the basis of superior services at a competitive price. Compressco believes that it is competitive, because of the significant increases in the value of natural gas wells that result from the use of its services, its superior customer service, its highly trained field personnel, and the quality of the compressor packages it uses to provide the services. Compressco’s major customers include PEMEX, BP, YPF, Anadarko, Devon Energy, and Apache.

Offshore Division

Offshore Services Segment. Demand for the Offshore Services segment’s offshore well abandonment and decommissioning services in the Gulf of Mexico is primarily driven by the maturity and decline of producing fields, aging offshore platform infrastructure, damage to platforms and pipelines from windstorms, and government regulations, among other factors. Demand for the Offshore Services segment’s construction and other services is driven by the general level of activity of its customers, which is affected by oil and natural gas prices and government regulation. We believe that the enforcement of government regulations, including the Idle Iron Guidance, may accelerate the pace at which offshore Gulf of Mexico abandonment and decommissioning will be done in the future. The increased government focus on removing aging offshore platform infrastructure in the Gulf of Mexico has resulted in an increase in the number of wells to be plugged and abandoned, and platforms and pipelines to be decommissioned.

Offshore activities in the Gulf of Mexico are seasonal, with the majority of work occurring during the months of April through October when weather conditions are most favorable. Critical factors required to compete in this market include, among other factors: the proper equipment, including vessels and heavy lift barges; qualified, experienced personnel; technical expertise to address varying downhole, surface, and subsea conditions, particularly those related to damaged wells and platforms; and a comprehensive health, safety, and environmental program. Our Offshore Services segment's fleet of owned equipment includes two heavy lift derrick barges, including the TETRA Hedron, which has a 1,600-metric-ton lift capacity, fully revolving crane, and the TETRA Arapaho, which has a 725-metric-ton lift capacity. We believe that the integrated services that we offer and our vessel and equipment fleets satisfy current market requirements in the Gulf of Mexico and allow us to successfully compete.

The Offshore Services segment markets its services primarily to major oil and gas companies and independent operators. The Offshore Services segment’s most significant customer during the past three years has been Maritech, however, the amount of work to be performed in the future for Maritech is expected to be reduced. Other major customers include Chevron, Fieldwood, McMoRan, Nexen, Sandridge, Shell, and Williams. The Offshore Services segment’s services are performed primarily in the U.S. Gulf of Mexico, however, the segment is also seeking to expand its operations to international markets. Our principal competitors in the U.S. Gulf of Mexico market are Bisso, Cal Dive International, Inc., Express Energy, Harkand, Oceaneering, Offshore Specialty Fabricators, Inc., and Superior Energy Services, Inc. This market is highly competitive, and competition is based primarily on service, equipment availability, safety record, and price.

Other Business Matters

Marketing and Distribution

The Fluids Division markets its CBF products through its distribution facilities located in the U.S. Gulf Coast region, the North Sea region of Europe, and certain other foreign markets, including Brazil, West Africa, and the Middle East.

Non-oilfield calcium chloride products are also marketed through the Division’s sales offices in California, Missouri, Pennsylvania, and Texas, as well as through a network of distributors in the United States and northern and central Europe. In addition to production facilities in the United States and Finland, the Division has distribution facilities strategically located to provide efficient product distribution.

No single customer provided 10% or more of our total consolidated revenues during the year ended December 31, 2013.

Backlog

Our backlog is not indicative of our estimated future revenues, because a majority of our products and services either are not sold under long-term contracts or do not require long lead times to procure or deliver.

Employees

As of December 31, 2013, we had 3,462 employees. None of our U.S. employees are presently covered by a collective bargaining agreement other than the employees of our Lake Charles, Louisiana, calcium chloride production facility, who are represented by the United Steelworkers Union. Our foreign employees are generally members of labor unions and associations in the countries in which we operate. We believe that our relations with our employees are good.

Patents, Proprietary Technology, and Trademarks

As of December 31, 2013, we owned or licensed twenty-eight issued U.S. patents and had thirteen patent applications pending in the United States. We also had thirty-five owned or licensed foreign patents and thirty-five foreign patent applications pending in various other countries. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2032. We have elected to maintain certain other internally developed technologies, know-how, and inventions as trade secrets. While we believe that our patents and trade secrets are important to our competitive positions in our businesses, we do not believe any one patent or trade secret is essential to our success.

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

Health, Safety, and Environmental Affairs Regulations

We are subject to various federal, state, local, and foreign laws and regulations relating to health, safety, and the environment, including regulations regarding air emissions, wastewater and stormwater discharges, and the disposal of certain hazardous and nonhazardous wastes. Compliance with laws and regulations may expose us to significant costs and liabilities, and cause us to incur significant capital expenditures in our operations. Failure to comply with these laws and regulations or associated permits may result in the assessment of fines and penalties and the imposition of other obligations.

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

The EPA has determined that greenhouse gases present an endangerment to public health and the environment, because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and gas production particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources which include onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of greenhouse gas emissions from such facilities is required on an annual basis. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide range of sources.

Offshore Operations

During the past four years, several Notices to Lessees (NTLs), SEMS (Safety and Environmental Management Systems) regulations, and other safety regulations implementing additional safety and certification requirements applicable to offshore activities in the Gulf of Mexico were issued. These NTLs and regulations include requirements by operators to:

•	submit well blowout prevention measures and contingency plans, including demonstrating access to subsea blowout containment resources;

•	abide by new permitting standards requiring detailed, independently certified descriptions of well design, casing, and cementing;

•	follow new performance-based standards for offshore drilling and production operations

•	enhance the safety of operations by reducing the frequency and severity of accidents; and

•	certify that the operator has complied with all regulations.

The “Idle Iron Guidance” regulations, which were adopted in 2010 and govern the plugging, abandonment, and decommissioning of U.S. Gulf of Mexico offshore wells and production platforms, are overseen by BSEE. This agency's scope of responsibility includes maintaining an investigation and review unit, providing for public forums and conducting comprehensive environmental analyses, and creating implementation teams to analyze various aspects of the regulatory structure and to help implement the reform agenda.

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

In accordance with applicable regulations, Maritech maintains an oil spill response plan with the BSEE and has designated contractors who are trained as qualified individuals and are prepared to coordinate a response to any spill or leak. Maritech also has contracts in place to assure that a complete and experienced resource team is available as required.

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable and such forward-looking statements are based upon the best data available at the date this report is filed with the SEC, we cannot assure you that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, but are not limited to, the following:

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	the levels of competition we encounter;

•	the impact of market conditions and activity levels of our customers;

•	possible impairments of long-lived assets, including goodwill;

•	the availability of capital (including any financing) to fund our business strategy and/or operations, and our ability to comply with covenants and restrictions resulting from such financing;

•	technological obsolescence;

•	the availability of raw materials and labor at reasonable prices;

•	the potential impact of the loss of one or more key employees;

•	risks related to our growth strategies;

•	operating and safety risks inherent in our oil and gas services operations;

•	the demand for our products and services in the Gulf of Mexico, which could continue to be adversely impacted by increased regulation and continuing regulatory uncertainty;

•	budgetary constraints and ongoing violence in Mexico;

•	the valuation of decommissioning liabilities;

•	uncertainties about plugging and abandoning wells and structures, including the wells and structures previously sold;

•	weather risks, including the risk of physical damage to our platforms, facilities, and equipment;

•	exposure to credit risks from our customers;

•	foreign currency and interest rate risks;

•	the impact of existing and future laws and regulations;

•	risks related to our foreign operations;

•	Compressco’s ability to generate sufficient cash from operations to make cash distributions;

•	risks arising from the use of fixed price contracts;

•	acquisition valuation and integration risks;

•	environmental risks;

•	cost, availability, and adequacy of insurance and the ability to recover thereunder; and

•	loss or infringement of our intellectual property rights.

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

In particular, U.S. natural gas prices have been negatively affected by overall reduced energy demand in the U.S. due to economic conditions, weather, and the increase in natural gas supplies from shale gas drilling. Low natural gas prices have negatively affected the operating cash flows and exploration and development activities and plans of many of our customers and could have a negative impact on the demand for many of our products and services.

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

We compete with numerous companies in each of our operating segments, many of which have substantially greater financial and other resources than we have. Certain of our competitors may have lower standards of quality, equipment, and safety, and offer services at lower prices than we do. Other competitors have newer equipment that is better suited to our customers' needs. To the extent competitors offer products or services at lower prices or higher quality, or more cost-effective products or services, our business could be materially and adversely affected. In addition, certain of our customers may elect to perform services internally in lieu of using our services, which could also materially and adversely affect our operations.

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

Other factors affecting our operating results and activity levels include oil and natural gas industry spending levels for exploration, development, and acquisition activities and plugging, abandonment, and decommissioning costs on Maritech’s remaining offshore production platforms, wells, and pipelines. A large concentration of our operating activities is located in the onshore and offshore U.S. Gulf Coast region. Our revenues and profitability are particularly dependent upon oil and natural gas industry activity and spending levels in this region. Our operations may also be affected by technological advances, cost of capital, and tax policies. Adverse changes in any of these other factors may have a material adverse effect on our revenues and profitability.

The demand for our products and services in the Gulf of Mexico could continue to be adversely impacted by increased regulation and continuing regulatory uncertainty.

Operations in the U.S. Gulf of Mexico have been subject to an increasingly stringent regulatory environment including government regulations focused on offshore operating requirements, spill cleanup, and enforcement matters. These regulations also implement additional safety and certification requirements applicable to offshore activities in the Gulf of Mexico. Demand for our products and services in the Gulf of Mexico continues to be affected by regulatory restrictions. Future regulatory requirements could delay our customers’ activities, reduce our revenues, and increase our operating costs, including the cost to insure offshore operations, resulting in reduced cash flows and profitability.

The majority of our business in Mexico is performed for Petróleos Mexicanos (PEMEX), and any cutbacks by the Mexican Government on PEMEX’s annual spending budget or security disruptions in Mexico could adversely affect our business, financial condition, results of operations, and cash flows.

The majority of our business in Mexico is performed for PEMEX. For the twelve months ended December 31, 2013, PEMEX accounted for approximately 3.4% of our consolidated revenues and a portion of our operating cash flows. No work or services are guaranteed to be ordered by PEMEX under our contracts with PEMEX, which typically range from six months to two years in length. PEMEX is a decentralized public entity of the Mexican Government, and, therefore, the Mexican Government controls PEMEX, as well as its annual budget, which is approved by the Mexican Congress. The Mexican Government may cut spending in the future. These cuts could adversely affect PEMEX’s annual budget and, thus, its ability to engage us or compensate us for our services. Additionally, at the expiration of our current contracts, we may be required to participate in an open auction to renew them. Recently, the Mexican government implemented an energy industry reform that will allow the government to grant non-Mexican companies the opportunity to enter into contracts and licenses to explore and drill for oil and natural gas in Mexico. Although this reform could result in additional customers for us in Mexico, and a reduction in our dependency on PEMEX, the timing of any impact from this reform is uncertain. Regardless of the impact of this reform, we anticipate that we will continue to be dependent on PEMEX as a significant customer in Mexico.
During the past several years, incidents of security disruptions in many regions of Mexico have increased, including drug-related gang activity. Certain incidents of violence have occurred in regions served by us and have resulted in the interruption of our operations. These interruptions could continue or increase in the future. To the extent that such security disruptions continue or increase, our operations will continue to be affected, and the levels of revenue and operating cash flow from our Mexican operations could be reduced.

Under the current Ley de Petróleos Mexicanos (the “PEMEX Law”), PEMEX has authority to contract through an auction process with third parties for the exploration, development, and production of hydrocarbons. Our contracts with PEMEX generally have initial terms of two years, and, when these contracts with PEMEX expire, we may be required to participate in an open auction to renew them. Any failure by us to renew our existing contracts with PEMEX or renew them on favorable terms could materially adversely affect our business, financial condition, results of operations, and cash flows.

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

Our contracts with PEMEX generally have initial terms of two years, and, when they expire, we may be required to participate in an open auction to renew them. Any failure by us to renew our existing contracts with PEMEX or renew them on favorable terms could adversely affect our business, financial condition, results of operations, and cash flows.

We are dependent on third-party suppliers for specific products and equipment necessary to provide certain of our products and services.

We sell a variety of clear brine fluids to the oil and gas industry, including calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, and formate-based brines, some of which we manufacture and some of which are purchased from third parties. We also sell calcium chloride and sodium bromide to non-energy markets. Sales of calcium chloride and bromide compound products contribute significantly to our revenues. In our manufacture of calcium chloride, we use brines, hydrochloric acid, and other raw materials purchased from third parties. In our manufacture of bromide compound products, we use elemental bromine, hydrobromic acid, and other raw materials which are purchased from third parties. We rely on Chemtura Corporation as a supplier of raw materials for our bromide compound products as well as for our El Dorado, Arkansas, calcium chloride plant. Although we have long-term supply agreements with Chemtura, if we were unable to acquire these raw materials at reasonable prices for a prolonged period, our business could be materially and adversely affected.

Some of the well plugging, abandonment, and decommissioning services performed by our Offshore Services segment require the use of vessels, diving, cutting, and other equipment and services provided by third parties. We lease equipment and obtain services from certain providers, and there can be no assurance that this equipment and these services will be available at reasonable prices in the future.

The fabrication of our production testing, well monitoring, and rig cooling equipment and wellhead compressor packages requires the purchase of many types of components, some of which we obtain from a single source or a limited group of suppliers. Our reliance on these suppliers exposes us to the risk of price increases, inferior component quality, or an inability to obtain an adequate supply of required components in a timely manner. The profitability or future growth of our Production Enhancement Division may be adversely affected due to our dependence on these key suppliers.
Changes in the economic environment could result in significant impairments of certain of our long-lived assets, including goodwill.

Changes in the economic environment could result in decreased demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, barges and vessels, and other operating equipment. Under generally accepted accounting principles, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in an impairment charge to earnings, resulting in increased earnings volatility.

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

New drilling, completion, and production technologies are constantly evolving. If we are unable to adapt to new advances in technology or replace older assets with new assets, we are at risk of losing customers and market share. In particular, many of our significant equipment assets, including one of our heavy lift barges and certain dive support vessels, are approaching the end of their useful lives, which may adversely affect our ability to serve certain customers. Other equipment, such as a portion of our production testing equipment fleet, may be inadequate to meet the needs of our customers in certain markets. The permanent replacement or upgrade of any of our vessels or equipment will require significant capital. Due to the unique nature of many of these assets, finding a suitable or acceptable replacement may be difficult and/or cost prohibitive. The replacement or enhancement of these assets over the next several years may be necessary in order for us to effectively compete in the current marketplace.

We face risks related to our growth strategy.

Our growth strategy includes both internal growth and growth through acquisitions. Internal growth may require significant capital expenditures, some of which may become unrecoverable or fail to generate an acceptable level of cash flows. Internal growth also requires financial resources (including the use of available cash or additional long-term debt) and management and personnel resources. Acquisitions also require significant management resources, both at the time of the transaction and during the process of integrating the newly acquired business into our operations. If we overextend our current financial resources by growing too aggressively, we could face liquidity problems or have difficulty obtaining additional financing. Acquisitions could adversely affect our operations if we are unable to successfully integrate the newly acquired companies into our operations, are unable to hire adequate personnel, or are unable to retain existing personnel. We may not be able to consummate future acquisitions on favorable terms. Acquisition or internal growth assumptions developed to support our decisions could prove to be overly optimistic. Future acquisitions by us could result in issuances of equity securities, or the rights associated with the equity securities, which could potentially dilute earnings per share. Future acquisitions could result in the incurrence of additional debt or contingent liabilities and amortization expenses related to intangible assets. These factors could adversely affect our future operating results and financial position.

Our operations involve significant operating risks, and insurance coverage may not be available or cost-effective.

We are subject to operating hazards normally associated with the oilfield service industry, including fires, explosions, blowouts, formation collapse, mechanical problems, abnormally pressured formations, and environmental accidents. Environmental accidents could include, but are not limited to: oil spills; gas leaks or ruptures; uncontrollable flows of oil, gas, or well fluids; or discharges of CBFs or toxic gases or other pollutants. These operating hazards may also include injuries to employees and third parties during the performance of our operations. Our operation of marine barges and vessels, heavy equipment, offshore production platforms, chemical manufacturing plants, and the performance of heavy lift and diving services involve particularly high levels of risk. In addition, certain of our employees who perform services on offshore platforms and vessels are covered by the provisions of the Jones Act, the Death on the High Seas Act, and general maritime law. These laws make the liability limits established by state workers’ compensation laws inapplicable to these employees and, instead, permit them or their representatives to pursue actions against us for damages for job-related injuries. Whenever possible, we obtain agreements from customers and suppliers that limit our exposure. However, the occurrence of certain operating hazards, including storms, could result in substantial losses to us due to injury or loss of life, damage to or destruction of property and equipment, pollution or environmental damage, and suspension of operations.

We have maintained a policy of insuring our risks of operational hazards that we believe is typical in the industry. We believe that the limits of insurance coverage we have purchased are consistent with the exposures we face and the nature of our products and services. Due to economic conditions in the insurance industry, from time to time, we have increased our self-insured retentions for certain policies in order to minimize the increased costs of coverage or we have reduced our limits of insurance coverage for, or not procured, named windstorm coverage. In certain areas of our business, we, from time to time, have elected to assume the risk of loss for specific assets. Due to the sale of substantially all of Maritech's oil and gas properties, obtaining typical operational risk coverage for its remaining properties, such as removal of debris, operators extra expense, control of well, and pollution and cleanup coverage, are not available at economical costs. To the extent we suffer losses or claims that are not covered, or are only partially covered by insurance, our results of operations could be adversely affected.

We could incur losses on fixed price contracts.

Due to competitive market conditions, a portion of our well abandonment and decommissioning projects may be performed on a lump sum basis. Pursuant to these types of contracts, defined work is delivered for a fixed price, and extra work, which is subject to customer approval, is charged separately. The revenue, cost, and gross profit realized on these types of contracts can vary from the estimated amount because of changes in offshore conditions, increases in the scope of the work to be performed, increased site clearance efforts required, labor and equipment availability, cost and productivity levels, and the performance level of other contractors. In addition, unanticipated events, such as accidents, work delays, significant changes in the condition of platforms or wells, downhole problems, weather, and environmental or other technical issues, could result in significant losses on these types of projects. These variations and risks may result in our experiencing reduced profitability or losses on these types of projects.

The valuation of decommissioning liabilities is based on estimated data that may be materially incorrect.

Our estimates of future well abandonment and decommissioning liabilities are imprecise and are subject to change due to: changes in the forecasts of the supply, demand, cost and timing of well abandonment and decommissioning services; additional remediation work required on previously completed well abandonment projects; damage to wells and infrastructure caused by hurricanes and other natural events; changes in governmental regulations governing well abandonment and decommissioning work; and other factors. In particular, a portion of the remaining decommissioning liabilities for our Maritech subsidiary relates to offshore production platforms that were toppled and destroyed by hurricanes and the estimates to perform the remaining decommissioning and debris removal work on these properties is particularly imprecise due to the unusual nature of the work to be performed. During 2013, Maritech adjusted its decommissioning liabilities, increasing them by approximately $75.3 million, either for work performed during the year or related to adjusted estimates of the cost of future work to be performed. This adjustment was directly charged to earnings as an operating expense during 2013. If the actual cost of future abandonment and decommissioning work is materially greater than our current estimates, such additional costs could have an adverse effect on future earnings.

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

In certain markets, the Fluids Division’s onshore water management services can be dependent on adequate water supplies that can be accessible to its customers. To the extent severe drought conditions prevent our customers from accessing water supplies, frac water operations may become impractical, and our Fluids Division business may be negatively affected.

Severe weather, including named windstorms, can cause significant damage and disruption to our businesses.

A significant portion of our operations is susceptible to adverse weather conditions in the Gulf of Mexico, including hurricanes and other extreme weather conditions. High winds, storm surge, and turbulent seas can cause significant damage and curtail our operations for extended periods during and after such weather conditions, while damage is being assessed and remediated. Even if we do not experience direct damage from storms, we may experience disruptions in our operations because we are unable to operate or our customers or suppliers may curtail their activities due to damage to their wells, platforms, pipelines, and facilities. From time to time, our onshore operations are also negatively affected by adverse weather conditions, including sustained rain and flooding.

A portion of the costs resulting from damages from previous hurricanes has yet to be incurred and may result in significant charges to earnings.

During the past four years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, debris removal, and platform construction associated with offshore platforms that were destroyed by hurricanes. As of December 31, 2013, Maritech has remaining hurricane damage response work associated with three of the downed platforms, and the estimated cost to perform this remaining abandonment, decommissioning, and debris removal work is approximately $7.7 million net to our interest. Due to the unique nature of the remaining work to be performed, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. All of this $7.7 million estimated amount has been accrued as part of Maritech’s decommissioning liabilities. Our estimates of the remaining costs to be incurred may be imprecise.

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

Despite the sales of substantially all of Maritech’s oil and gas reserves during 2011 and 2012, we have remaining decommissioning liabilities of approximately $43.3 million associated with offshore platforms and associated wells to be decommissioned and abandoned. We have discontinued insurance coverage for windstorm damage and have elected to self-insure these risks. To the extent the remaining offshore platforms and associated wells are not decommissioned and abandoned prior to a windstorm occurring, Maritech would be exposed to losses from windstorm damages and storms in the future. Depending on the severity and location of the storms, such losses could be significant and could have a material adverse effect on our financial position, results of operation, and cash flows.

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

As of December 31, 2013, our total debt outstanding was approximately $387.7 million, and our debt to total capital ratio was 36.9%. This debt to total capital ratio excludes approximately $38.8 million of available cash held as of December 31, 2013. Additional growth could result in increased debt levels to support our capital expenditure needs or acquisition activities. Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions.

Our long-term debt agreements contain customary covenants and other restrictions and requirements. In addition, the agreements require us to maintain certain financial ratios, including a minimum interest charge coverage ratio and a maximum leverage ratio, both of which are defined in our revolving bank credit facility agreement. Deterioration of these ratios could result in a default under the agreements.

The agreements also include cross-default provisions relating to any other indebtedness we have that is greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under our long-term debt agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

 We may have continuing exposure on abandonment and decommissioning obligations associated with oil and gas properties sold by Maritech.

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed associated decommissioning liabilities having a value at the time of sale of approximately $122.0 million pursuant to the purchase and sale agreements. For oil and gas properties for which Maritech was previously the operator, the buyer of the properties has now generally become the successor operator and has assumed the financial responsibilities associated with the properties’ operations. However, to the extent that purchasers of these oil and gas properties fail to perform the abandonment and decommissioning work required, and there is insufficient bonding and we have insufficient other security, the previous owners and operators of the properties, including Maritech, may be required to assume responsibility for the abandonment and decommissioning obligation. To the extent Maritech is required to assume or perform a significant portion of the abandonment and decommissioning obligations associated with these sold oil and gas properties, our financial condition and results of operations may be negatively affected.

We are exposed to significant credit risks.

We face credit risk associated with the significant amounts of accounts receivable we have with our customers in the energy industry. Many of our customers, particularly those associated with our onshore operations, are small- to medium-sized oil and gas operators that may be more susceptible to fluctuating oil and gas commodity prices or generally increased operating expenses than larger companies. Our ability to collect from our customers may be impacted by adverse changes in the energy industry.

As the owner and operator of its oil and gas property interests, Maritech is liable for the proper abandonment and decommissioning of these properties. We have guaranteed a portion of the abandonment and decommissioning liabilities of Maritech. In certain instances, Maritech is entitled to be paid in the future for all or a portion of these obligations by the previous owner of the property once the liability is satisfied. We and Maritech are subject to the risk that the previous owner(s) will be unable to make these future payments. In addition, for certain remaining Maritech properties to be decommissioned or abandoned, the co-owners of such properties are responsible for the payment of their portions of the associated operating expenses and abandonment liabilities. However, if one or more co-owners do not pay their portions, Maritech and any other nondefaulting co-owners may be liable for the defaulted amount. If any required payment is not made by a previous owner or a co-owner and any security is not sufficient to cover the required payment, we could suffer material losses.

Our operating results and cash flows for certain of our subsidiaries are subject to foreign currency risk.

The operations of certain of our subsidiaries are exposed to fluctuations between the U.S. dollar and certain foreign currencies, particularly the euro, the British pound, the Mexican peso, and the Argentinian peso. Our plans to grow our international operations could cause this exposure from fluctuating currencies to increase. Historically, exchange rates of foreign currencies have fluctuated significantly compared to the U.S. dollar, and this exchange rate volatility is expected to continue. Significant fluctuations in foreign currencies against the U.S. dollar could adversely affect our balance sheet and results of operations.

We are exposed to interest rate risk with regard to our indebtedness.

As of December 31, 2013, we and Compressco Partners have a total of $82.7 million outstanding under our respective revolving credit facilities. Our revolving credit facilities consist of floating rate loans that bear interest at an agreed upon percentage rate spread above LIBOR. Accordingly, our cash flows and results of operations could be subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Our revolving credit facility is scheduled to mature in 2015. Compressco Partners' revolving credit facility is scheduled to mature in 2017. Our Senior Notes bear interest at fixed interest rates and are scheduled to mature at various dates between April 2015 and December 2020. There can be no assurance that the financial market conditions or borrowing terms at the times these existing debt agreements are renegotiated will be as favorable as the current terms and interest rates.

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

Laws and regulations strictly govern our operations relating to: corporate governance, employees, taxation, fees, filing requirements, permitting requirements, importation and exportation restrictions, environmental affairs, health and safety, waste management, and the manufacture, storage, handling, transportation, use, and sale of chemical products. Certain international jurisdictions impose additional restrictions on our activities, such as currency restrictions and restrictions on various labor practices. Our operation and decommissioning of offshore properties are also subject to and affected by various government regulations, including numerous federal and state environmental protection laws and regulations. These laws and regulations are becoming increasingly complex and stringent, and compliance is becoming increasingly expensive. Governmental authorities have the power to enforce compliance with these regulations, and violators are subject to civil and criminal penalties, including civil fines, injunctions, or both. Third parties may also have the right to pursue legal actions to enforce compliance. It is possible that increasingly strict environmental laws, regulations, and enforcement policies could result in substantial costs and liabilities to us and could subject our handling, manufacture, use, reuse, or disposal of substances or pollutants to increased scrutiny.

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

A large portion of the services performed by our Offshore Services segment and all of Maritech’s remaining well abandonment and decommissioning operations are conducted on offshore federal leases and are governed by increasing U.S. government regulations. Government regulations also establish construction requirements for production facilities located on federal offshore leases and govern the plugging and abandonment of wells and the removal of production facilities from these leases. Operators must  abide by Idle Iron Guidance regulations that regulate the permanent plugging of nonproducing wells and the dismantling of oil and gas production platforms within a certain period of time after they are no longer being used. BSEE oversees the provisions of the Idle Iron Guidance. Under limited circumstances, the BSEE could require Maritech or our Offshore Services segment to suspend or terminate their operations on a federal lease, and both Maritech and our Offshore Services segment could be subject to fines and penalties.

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

Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties, or international agreements that impose additional restrictions on the industry may adversely affect our financial results. Regulators are becoming more focused on air emissions from oil and gas operations, including volatile organic compounds, hazardous air pollutants, and greenhouse gases. In particular, the focus on greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our financial results if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas or otherwise result in reduced economic activity generally. In addition, such laws, regulations, treaties, or international agreements could result in increased compliance costs, capital spending requirements, or additional operating restrictions for us, which may have a negative impact on our financial results. In addition to potential impacts on our financial results directly or indirectly resulting from climate change legislation or regulations, our financial results also could be negatively affected by climate change-related physical changes or changes in weather patterns.

In addition to increasing our risk of environmental liability, the rigorous enforcement of environmental laws and regulations has accelerated the growth of some of the markets we serve. Decreased regulation and enforcement in the future could materially and adversely affect the demand for certain of the services offered by our Offshore Services operations and, therefore, materially and adversely affect our business.

Our expansion into foreign countries exposes us to complex regulations and may present us with new obstacles to growth.

We plan to continue to grow both in the United States and in foreign countries. We have established operations in, among other countries, Argentina, Brazil, Canada, Finland, Ghana, India, Iraq, Mexico, Norway, Saudi Arabia, Sweden, and the United Kingdom, and have an operating joint venture in Libya. Foreign operations carry special risks. Our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

We and our affiliates operate in countries where governmental corruption has been known to exist. While we and our subsidiaries are committed to conducting business in a legal and ethical manner, there is a risk of violating either the U.S. Foreign Corrupt Practices Act (FCPA), the U.K Bribery Act, or laws or legislation promulgated pursuant to the 1997 OECD Convention on Combating Bribery of Foreign Public Officials in International Business Transactions or other applicable anti-corruption regulations that generally prohibit the making of improper payments to foreign officials for the purpose of obtaining or keeping business. Violation of these laws could result in monetary penalties against us or our subsidiaries and could damage our reputation and, therefore, our ability to do business.

Foreign governments and agencies often establish permit and regulatory standards different from those in the U.S. If we cannot obtain foreign regulatory approvals, or if we cannot obtain them in a timely manner, our growth and profitability from foreign operations could be adversely affected.

Our growing operations in Argentina expose us to the changing economic, legal, and political environments in that country, including the changing regulations over repatriation of cash generated from our operations in Argentina.

The current economic, legal, and political environment in Argentina and the recent devaluation of the Argentinian peso have created increased economic instability for foreign investment in Argentina. The Argentinian government is currently attempting to address the current high rate of inflation and the continuing devaluation pressure. Fiscal and monetary expansion in Argentina have led to a devaluation of the Argentinian peso, particularly in late 2013 and early 2014. Additional currency adjustment may be necessary to help boost the current Argentina economy, but may be accompanied by fiscal and monetary tightening, including additional restrictions on the purchase of U.S. dollars in Argentina.

As a result of our expanding operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have increased over the past three years. As of December 31, 2013, approximately $1.5 million of our consolidated cash balance is located in Argentina, and the process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentinian operations will not expose us to the loss of liquidity, foreign exchange losses, and other potential financial impacts.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the oil and natural gas our customers produce, while the physical effects of climate change could disrupt production and cause us to incur costs in preparing for or responding to those effects.

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

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our facilities and operations could require us to incur costs. Further, Congress has considered and almost one-half of the states have adopted legislation that seeks to control or reduce emissions of GHGs from a wide range of sources. Any such legislation could adversely affect demand for the oil and natural gas our customers produce and, in turn, demand for our products and services. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, and other climatic events; if any such effects were to occur, they could have an adverse effect on our operations and cause us to incur costs in preparing for or responding to those effects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our properties consist primarily of our corporate headquarters facility, chemical plants, processing plants, distribution facilities, heavy lift barge rigs, dive support vessels, well abandonment and decommissioning equipment, oil and gas properties, rig cooling equipment, and flow back production testing equipment. In addition, through our majority owned subsidiary, Compressco Partners, our properties include compression and other production enhancement equipment. All obligations under the bank revolving credit facility for Compressco Partners are secured by a first lien security interest in substantially all of Compressco Partners’ assets, including its compressor fleet, but excluding its real property. The following information describes facilities that we leased or owned as of December 31, 2013. We believe our facilities are adequate for our present needs.

Facilities

Fluids Division

Our Fluids Division facilities include seven chemical production plants located in the states of Arkansas, California, Louisiana, and West Virginia, and the country of Finland, having a total production capacity of more than 1.5 million equivalent liquid tons per year. The two California locations consist of 29 square miles of leased mineral acreage and solar evaporation ponds, and related owned production and storage facilities.

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

In addition to the production facilities described above, the Fluids Division owns or leases multiple service center facilities in the United States and in other countries. The Fluids Division also leases several offices and numerous terminal locations in the United States and in other countries.

We lease approximately 33,000 gross acres of bromine-containing brine reserves in Magnolia, Arkansas, for possible future development and as a source of supply for our bromine and other raw materials.
Production Enhancement Division

The Production Testing segment conducts its operations through production testing service centers (most of which are leased) in the United States, located in Colorado, Louisiana, North Dakota, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming. In addition, the Production Testing segment has leased facilities in Brazil, Mexico, United Arab Emirates, United Kingdom, Saudi Arabia, Iraq, Argentina, Australia, Canada, and Colombia. The Compressco segment’s facilities include an owned fabrication facility and a leased headquarters facility in Oklahoma, a leased fabrication facility in Alberta, Canada, and several leased service and sales facilities in the United States, Mexico, and Argentina.

Offshore Division

The Offshore Division conducts its operations through four offices and service facility locations (three of which are leased) located in Texas and Louisiana. In addition, the Offshore Services segment owns the following fleet of vessels that it uses in performing its well abandonment, decommissioning, construction, and contract diving operations:

TETRA Hedron	Derrick barge with 1,600-metric-ton revolving crane
TETRA Arapaho	Derrick barge with 725-metric-ton revolving crane
Epic Explorer	210-foot dive support vessel with saturation diving system
Epic Seahorse	210-foot dive support vessel

In addition, the ADAMS Challenge is under chartered lease arrangement by the Offshore Division through October 2015, with an option to extend for an additional 12 months. The ADAMS Challenge is a 280-foot Class 2 dynamically positioned dive support vessel with a 1,000-foot split-level saturation diving system.

See below for a discussion of the Offshore Division’s oil and gas property assets.

Corporate

Our headquarters is located in The Woodlands, Texas, in a 153,000 square foot office building, which is located on 2.6 acres of land. In December 2012, we entered into a sale leaseback transaction where we sold the headquarters building and land for a sale price of $43.8 million before transaction costs and other deductions, and leased back the facility for an initial lease term of 15 years. In addition, we own a 28,000 square foot technical facility in The Woodlands, Texas, to service our Fluids Division operations.

Oil and Gas Properties

The following tables show, for the periods indicated, certain information related to our Maritech subsidiary’s oil and gas interests, all of which are located in the U.S. Gulf of Mexico. Maritech’s oil and gas operations are a separate segment included within our Offshore Division.

See also “Note R – Supplemental Oil and Gas Disclosures” in the Notes to Consolidated Financial Statements for additional information.

Oil and Gas Reserves

Following the 2011 and 2012 sales of substantially all of Maritech’s proved oil and gas reserves, Maritech’s remaining oil and gas reserves as of December 31, 2012 and 2013, are negligible and not material to our business operations or financial position.

Production Information

The table below sets forth information related to production, average sales price, and average production cost per unit of oil and gas produced during 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
Production:
Natural gas (Mcf)	302,710	310,894	3,321,651
NGL (Bbls)	28,270	38,681	88,070
Oil (Bbls)	32,782	23,040	611,748
Revenues:
Natural Gas	$1,148,000	$1,609,000	$14,596,000
NGL	1,225,000	1,907,000	4,744,000
Oil	3,187,000	2,642,000	62,601,000
Total	$5,560,000	$6,158,000	$81,941,000
Average realized unit prices and production costs:
Natural gas (per Mcf)	$3.79	$5.18	$4.39
NGL (per Bbl)	$43.33	$49.30	$53.87
Oil (per Bbl)	$97.22	$114.63	$102.34
Production cost per equivalent barrel	$23.65	$33.02	$26.72
Depletion cost per equivalent barrel	$—	$—	$22.05

Realized unit prices during 2011 include the impact of hedge commodity swap contracts. In April 2011, in connection with the anticipated plans to sell Maritech’s remaining oil and gas properties, we liquidated the derivative swap financial instruments that were designated as hedges of Maritech’s future oil production. Equivalent barrel (BOE) information is calculated assuming six Mcf of gas is equivalent to one barrel of oil. Depletion cost per equivalent barrel excludes the impact of dry hole costs and property impairments.

Acreage and Productive Wells

At December 31, 2013, our Maritech subsidiary owned interests in the following oil and gas wells and acreage:

	Productive Gross Wells		Productive Net Wells		Developed Acreage		Undeveloped Acreage
State/Area	Oil	Gas	Oil	Gas	Gross	Net	Gross	Net
Louisiana Onshore	—	—	—	—	—	—	—	—
Louisiana Offshore	—	4	—	1.3	—	—	683	341
Texas Onshore	—	—	—	—	—	—	—	—
Texas Offshore	—	—	—	—	—	—	—	—
Federal Offshore	—	—	—	—	21,875	7,463	26,809	12,953
Total	—	4	—	1.3	21,875	7,463	27,492	13,294

The majority of Maritech’s oil and gas properties are held by production. Leases covering undeveloped acreage other than acreage held by production have expiration terms ranging from 2014 through 2015. The following table sets forth the expiration amounts of our gross and net undeveloped acreage as of December 31, 2013:

	2014		2015		2016		2017		2018		Held by Production
State/Area	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Louisiana Onshore	—	—	—	—	—	—	—	—	—	—	—	—
Louisiana Offshore (State)	—	—	—	—	—	—	—	—	—	—	683	342
Texas Offshore	—	—	—	—	—	—	—	—	—	—	—	—
Federal Offshore	—	—	1,250	1,250	—	—	—	—	—	—	47,434	19,166
Total	—	—	1,250	1,250	—	—	—	—	—	—	48,117	19,508

Maritech has no significant delivery commitments with regard to its future oil and gas production.

Drilling Activity

During 2013 and 2012, Maritech did not participate in drilling activity. During 2011, Maritech participated in the drilling of 4 gross development wells (0.8 net wells), all of which were productive. As of December 31, 2013, there were no wells in the process of being drilled.

Significant Oil and Gas Properties

As of December 31, 2012 and 2013, Maritech has sold all of its most significant oil and gas producing properties. Remaining oil and gas properties are classified as Assets Held for Sale in our accompanying consolidated balance sheet as of December 31, 2012 and 2013. Prior to their sale, Maritech’s most significant oil and gas properties were its interests in the Timbalier Bay Area, the Main Pass Area, and the East Cameron 328 field. Production information for each of these most significant properties during the three years ended December 31, 2013, is as follows:

	Year Ended December 31,
	2013			2012			2011
	Oil	NGL	Natural Gas	Oil	NGL	Natural Gas	Oil	NGL	Natural Gas
	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)	(MBbls)	(MBbls)	(MMcf)
Timbalier Bay Area	—	—	—	—	—	—	379	31	1,549
Main Pass Area	—	—	—	—	—	—	53	22	862
East Cameron 328	—	—	—	—	—	—	61	—	32

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of March 1, 2014, there were approximately 8,629 holders of record of the common stock. The following table sets forth the high and low sale prices of the common stock for each calendar quarter in the two years ended December 31, 2013, as reported by the New York Stock Exchange.

	High	Low
2013
First Quarter	$10.74	$7.72
Second Quarter	11.48	8.15
Third Quarter	12.97	9.41
Fourth Quarter	13.41	11.52
2012
First Quarter	$10.66	$8.69
Second Quarter	9.80	6.09
Third Quarter	7.57	6.00
Fourth Quarter	7.75	5.35

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of our common stock, the Standard & Poor’s 500 Composite Stock Price Index (S&P 500), and the Philadelphia Oil Service Sector Index (PHLX Oil Service), assuming $100 invested in each stock or index on December 31, 2008, all dividends reinvested, and a fiscal year ending December 31. This information shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent we specifically incorporate it by reference.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases may be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit. During 2004 through 2005, we repurchased 340,950 shares of our common stock pursuant to the repurchase program at a cost of approximately $5.7 million. There were no repurchases made during 2006 through 2013 pursuant to the repurchase program. Shares repurchased during the fourth quarter of 2013 other than pursuant to our repurchase program are as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
Oct 1 – Oct 31, 2013	9,470	(2)	$12.79	—	$14,327,000
Nov 1 – Nov 30, 2013	10,964	(2)	12.23	—	14,327,000
Dec 1 – Dec 31, 2013	16,170	(2)	11.58	—	14,327,000
Total	36,604			—	$14,327,000

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

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2013, 2012, 2011, 2010, and 2009. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this report. Please read “Item 1A. Risk Factors” beginning on page 11 for a discussion of the material uncertainties which might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. During 2013, we recorded significant charges to earnings associated with Maritech's decommissioning liabilities. During 2012, our Production Testing segment acquired OPTIMA, ERS, and Greywolf. During 2010, we recorded significant impairments of our oil and gas properties, a dive support vessel, and a calcium chloride manufacturing plant, as well as significant charges to earnings associated with adjustments to Maritech’s decommissioning liabilities. During 2011, Maritech sold approximately 95% of the oil and gas proved reserves it held as of December 31, 2010. These acquisitions, dispositions, and impairments significantly impact the comparison of our financial statements for 2013 to earlier years.

	Year Ended December 31,
	2013		2012		2011		2010		2009
	(In Thousands, Except Per Share Amounts)
Income Statement Data
Revenues	$909,398		$880,831		$845,275		$872,678		$878,877
Gross profit	135,392		167,380		89,042		42,447		212,077
General and administrative expense	131,466		131,649		111,805		98,872		99,812
Interest expense	17,417		17,378		17,195		17,528		13,207
Interest income	(296)		(298)		(756)		(224)		(417)
Other (income) expense, net	(13,067)		(9,532)		(45,435)		64		(5,895)
Income (loss) before discontinued operations	3,326		18,754		5,482		(43,325)		68,807
Net income (loss)	3,325		18,757		5,418		(43,718)		68,804
Net income (loss) attributable to TETRA stockholders	$153		$15,960		$4,147		$(43,718)		$68,804
Income (loss) per share, before discontinued operations attributable to TETRA stockholders	$0.00		$0.21		$0.05		$(0.57)		$0.92
Average shares	77,954		77,293		76,616		75,539		75,045
Income (loss) per diluted share, before discontinued operations attributable to TETRA stockholders	$0.00		$0.20		$0.05		$(0.57)		$0.91
Average diluted shares	78,840	(1)	77,963	(2)	77,991	(3)	75,539	(4)	75,722	(5)

(1)	For the year ended December 31, 2013, the calculation of average diluted shares outstanding excludes the impact of 2,061,534 average outstanding stock options that would have been antidilutive.

(2)	For the year ended December 31, 2012, the calculation of average diluted shares outstanding excludes the impact of 2,832,192 average outstanding stock options that would have been antidilutive.

(3)	For the year ended December 31, 2011, the calculation of average diluted shares outstanding excludes the impact of 2,831,118 average outstanding stock options that would have been antidilutive.

(4)
For the years ended December 31, 2010, the calculation of average diluted shares outstanding excludes the impact of all of our outstanding stock options, since all were antidilutive due to the net loss for the year.

(5)	For the year ended December 31, 2009, the calculation of average diluted shares outstanding excludes the impact of 3,185,388 average outstanding stock options that would have been antidilutive.

	December 31,
	2013	2012	2011	2010	2009
	(In Thousands)
Balance Sheet Data
Working capital	$200,913	$178,294	$296,136	$198,106	$148,343
Total assets	1,206,533	1,261,818	1,203,310	1,299,628	1,347,599
Long-term debt	387,727	331,268	305,000	305,035	310,132
Decommissioning and other long-term liabilities	48,282	80,427	96,857	261,438	218,498
Equity	597,498	593,308	569,088	516,323	576,494

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

Business Overview

Led by the unprecedented strength of our Fluids Division, operating results for the year ended December 31, 2013, reflected growth in consolidated revenues compared to the prior year, despite significant challenges and uncertainties in several of our key markets. The growth of the Fluids Division's onshore water management business, the increased sales of its manufactured products, and the strong demand for clear brine fluids (CBFs) in the U.S. Gulf of Mexico together resulted in record revenues and profitability for this Division. Our Compressco segment also reflected record revenues, as the reduction in activity by its principal customer in Mexico was more than offset by the growth of its U.S. unconventional compression services applications revenue and from growth in other foreign markets. Our Offshore Services segment continues to take the strategic measures necessary to successfully operate in a challenging U.S. Gulf of Mexico market and in anticipation of the decreasing work to be performed for our Maritech segment going forward. As a result of continuing cost reduction efforts and other steps taken, our Offshore Services segment generated increased profitability compared to the prior year, despite decreased revenues. The decreased revenues and profitability of our Production Testing segment reflect the reduction in Mexico activity, the suspension of activity in South Texas by a significant U.S. customer, and increased competitive pressure in several key North American markets. The pretax profitability of our core businesses was offset by significant losses by our Maritech segment, due to excess decommissioning costs expensed by Maritech during 2013, including costs for additional remediation work incurred and anticipated to be required on certain wells that had been previously plugged.

We are committed to the continuing growth of our core businesses, and we fund our growth primarily from the cash flows provided by our operating activities as well as from borrowings under our revolving credit facilities. Capital expenditures during 2013 totaled approximately $101.4 million, primarily for the expansion of our fleet of operating equipment for our Fluids and Production Enhancement Division businesses. In addition, in January 2014, we purchased the assets and operations of WIT Water Transfer, LLC (doing business as TD Water Transfer), a water management service provider operating primarily in South Texas, in exchange for $15.0 million in cash paid at closing plus additional contingent consideration. Also in January 2014, we purchased the remaining 50% ownership interest of a Saudi Arabian limited liability company, Ahmad Albinali & TETRA Arabia Company Ltd. (TETRA Arabia) through which we provide completion fluids and services as well as production testing and offshore rig cooling services. The purchase price consisted of $15.0 million in cash paid at closing with an additional $10.2 million scheduled to be paid in July 2014. As a result of the purchase of the remaining ownership, TETRA Arabia, which generated approximately $36.1 million of revenues during 2013, will become a consolidated subsidiary beginning in 2014. These acquisition transactions are expected to further strengthen the U.S. operations of our Fluids segment as well as the Eastern Hemisphere operations of both our Fluids and Production Testing segments. As of February 28, 2014, we have approximately $210.4 million available under our revolving credit facility to fund future strategic growth, and Compressco Partners has an additional $36.8 million available under its revolving credit facility.

Strategic efforts, including the company-wide cost reduction efforts initiated during late 2012 and the first half of 2013, have resulted in improved operating results and cash flow generation for each of our core businesses. Ongoing efforts to streamline and improve invoicing and collection processes have also improved our operating cash flow. Primarily as a result of these efforts, consolidated cash flows provided from operating activities during 2013 increased by $32.0 million, or 181.0%, compared to the prior year. The improvements in operating cash flow levels have enabled us to fund a large portion of our overall growth, while we also continue to aggressively pursue the extinguishment of Maritech's remaining decommissioning liabilities. During 2013, we expended approximately $114.1 million on Maritech decommissioning and abandonment efforts, and, as of December 31, 2013, Maritech's remaining decommissioning liabilities have been reduced to approximately $43.3 million. The majority of the remaining decommissioning and abandonment work is scheduled to be completed in 2014. The expected future decrease in the level of operating cash expended for this work is anticipated to result in a significant increase in operating cash flows.

Future demand for our products and services depends primarily on activity in the oil and natural gas exploration and production industry, particularly including the level of expenditures for the exploration and production of oil and natural gas reserves and for the plugging and decommissioning of abandoned offshore oil and natural gas properties. The growth of certain of our businesses may become hampered by the future pricing levels of crude oil and natural gas. We believe that there are growth opportunities for our products and services, supported primarily by:

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

Our Fluids Division generates revenues and cash flows by manufacturing and marketing clear brine completion fluids (CBFs), additives, CBF and water management services, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Fluids Division also provides a broad range of associated services, including: onsite fluids filtration, handling, and recycling; wellbore cleanup; and fluid engineering consultation. The Fluids Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. Fluids Division revenues increased $48.1 million during 2013 compared to 2012, due to the continuing growth of the Division's water management services business, increased CBF product sales from increased activity in the Gulf of Mexico, and increased sales of manufactured products compared to the prior year. Although demand for the Fluids Division’s CBF products is driven primarily by completion activity rather than drilling activity, the increase in the Gulf of Mexico rig count compared to 2012 reflects the increasing demand for offshore CBF products. Demand for the Division's products and services, particularly for its offshore CBF products, has been affected by regulatory restrictions in the past and may continue to be affected by future regulatory restrictions. With the acquisition of the TD Water Transfer assets, we anticipate that the revenues, profitability, and operating cash flows of the Fluids Division will continue to increase going forward.

Our Production Enhancement Division consists of two operating segments: the Production Testing segment and the Compressco segment. The Production Testing segment generates revenues and cash flows by performing after-frac flow back, production well testing, offshore rig cooling, early production facilities, and other associated services. The primary markets served by the Production Testing segment include many of the major oil and gas producing regions in the United States, Mexico, and Canada, as well as in certain oil and gas basins in certain regions in South America, Africa, Europe, the Middle East, and Australia. The Division’s production testing operations are generally driven by the demand for natural gas and oil and the resulting levels of drilling and completion activities in the markets that the Production Testing segment serves. The Production Testing segment’s revenues decreased by $12.0 million in 2013 compared to 2012, due to decreased activity by the segment's primary customers in Mexico and South Texas and the impact of increasing competition, particularly in North America.

Our Compressco segment generates revenues and cash flows by performing compression-based production enhancement services throughout many of the onshore oil and gas producing regions of the United States, as well as certain basins in Mexico and Canada, and certain countries in South America, Europe, and the Asia-Pacific region. The Compressco segment provides services that are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. In certain markets, the Compressco segment also sells compressor packages and parts. Compressco segment revenues increased $11.8 million in 2013 as compared to 2012, primarily due to increased demand for domestic unconventional compression applications, and the growth of activity in Canada and Argentina, which more than offset the decreased activity by its primary customer in Mexico. In addition, revenues from the sales of compressor packages and parts also increased compared to the prior year. While there are uncertainties in Latin America that could affect operations, including the upcoming renewal of certain customer contracts, as well as uncertainties surrounding the domestic price of natural gas which drives demand for a portion of Compressco’s domestic services, we expect revenues from the segment will continue to increase.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. Offshore Services generates revenues and cash flows by performing (1) downhole and subsea oil and gas well plugging and abandonment services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services. The services provided by the Offshore Services segment are marketed to offshore operators, primarily in the U.S. Gulf of Mexico. Gulf of Mexico platform decommissioning and well abandonment activity levels are driven primarily by BSEE regulations; the declining production levels of producing fields; the age of production platforms and other structures; oil and natural gas commodity prices; sales activity of mature oil and gas producing properties; and overall oil and gas company activity levels. Offshore Services revenues decreased by $10.1 million during 2013 compared to 2012, due to the continuing challenges in the U.S. Gulf of Mexico market, including decreased heavy lift, abandonment, and cutting services activity, customer project delays, weather disruptions, and pricing pressures during the past year. We expect that the remaining decommissioning and abandonment work to be performed for Maritech will decrease beginning in 2014, and, thereafter, the Offshore Services segment is focused on replacing this work with work for third party customers.

The sales of substantially all of Maritech’s oil and gas producing properties during 2011 and 2012 have essentially removed us from the oil and gas exploration and production business. Maritech’s revenues are minimal and are expected to continue to be minimal going forward. Maritech’s current operations primarily consist of the ongoing plugging, abandonment, and decommissioning associated with its remaining offshore wells, facilities, and production platforms. We expect to complete the majority of this remaining work during 2014.

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

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The oil and gas industry is cyclical, and our estimates of the amount of future cash flows, the period over which these estimated future cash flows will be generated, as well as the fair value of an impaired asset, are imprecise. Our failure to accurately estimate these future operating cash flows or fair values could result in certain long-lived assets being overstated, which could result in impairment charges in periods subsequent to the time in which the impairment indicators were first present. Alternatively, if our estimates of future operating cash flows or fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. During 2013, we recorded long-lived asset impairments of $9.6 million. During periods of economic uncertainty, the likelihood of additional material impairments of long-lived assets is higher due to the possibility of decreased demand for our products and services.

Impairment of Goodwill

The impairment of goodwill is also assessed whenever impairment indicators are present, but not less than once annually. The annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair values of any of our reporting units were less than their carrying values as of December 31, 2013. If the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test performed on a reporting unit basis. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is calculated by comparing the carrying amount of the reporting unit’s goodwill to our estimated implied fair value of that goodwill. Our estimates of reporting unit fair value, if required, are based on a combination of an income and market approach. These estimates are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our reporting units, the balance of our goodwill asset may be overstated. Alternatively, if our estimated reporting unit fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. There were no impairments of goodwill recorded based on our assessment as of December 31, 2013.

Decommissioning Liabilities

Maritech records a liability associated with the costs of abandoning and decommissioning the wells, platforms, and pipelines located on its oil and gas leases, as well as removing associated debris. Maritech’s decommissioning liabilities are established based on what Maritech estimates a third party would charge to perform these services. These well abandonment and decommissioning liabilities (referred to as decommissioning liabilities) are recorded net of amounts allocable to joint interest owners. In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis, and engineering studies. Whenever practical, Maritech settles these decommissioning liabilities by utilizing the services of its affiliated companies to perform well abandonment and decommissioning work. This practice saves us the profit margin that a third party would charge for such services. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. Any difference between our own internal costs to settle the decommissioning liability and the recorded liability is recognized in the period in which we perform the work. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. Once a Maritech well abandonment and decommissioning project is performed, any remaining decommissioning liability in excess of the actual cost of the work performed is recorded as a gain and is included in earnings in the period in which the project is completed. Conversely, estimated or actual costs in excess of the decommissioning liability are charged against earnings in the period in which the work is estimated or performed.

We review the adequacy of our decommissioning liabilities whenever indicators suggest that either the amount or timing of the estimated cash flows underlying the liabilities have changed materially. The amount of cash flows necessary to abandon and decommission the property is subject to changes due to seasonal demand, increased demand following hurricanes, regulatory changes, and other general changes in the energy industry environment. Accordingly, the estimation of our decommissioning liabilities is imprecise. During each of the three years ended December 31, 2013, Maritech adjusted its decommissioning liabilities as a result of increased estimates, as well as the actual cost of significant abandonment and decommissioning work performed during those years. Maritech recorded approximately $194.5 million of excess decommissioning expense during the three years ended December 31, 2013, associated with work performed or to be performed on its oil and gas properties. In addition, adjustments to decommissioning liabilities associated with productive properties were capitalized to oil and gas properties and contributed significantly to Maritech recording approximately $15.2 million of oil and gas property impairments during 2011. The actual cost of performing Maritech’s well abandonment and decommissioning work has often exceeded Maritech's initial estimate of these decommissioning liabilities and has resulted in charges to earnings in the period the work is performed or when the additional liability is determined. To the extent our decommissioning liabilities are understated, additional charges to earnings may be required in future periods.

Revenue Recognition

We generate revenue on certain well abandonment, decommissioning, and dive services projects under contracts which are typically of short duration and that provide for either lump-sum charges or specific time, material, and equipment charges, which are billed in accordance with the terms of such contracts. We generally recognize revenue once the following four criteria are met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been provided; (3) the sales price is fixed or determinable; and (4) collectability is reasonably assured.

With regard to longer-term lump sum contracts, revenue is recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. The estimation of total costs to be incurred may be imprecise due to unexpected well conditions, delays, weather, and other uncertainties. Inaccurate cost estimates may result in the revenue associated with a specific contract being recognized in an inappropriate period. Total project revenue and cost estimates for lump sum contracts are reviewed periodically, but at least quarterly, as work progresses, and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in full in the period such losses are determined. Despite the uncertainties associated with estimating the total contract cost, our recognition of revenue associated with these contracts has historically been reasonable.

Occasionally, our Offshore Services segment is a party to project management contracts which contain multiple deliverables, including the performance of service milestones. While the contract provides contract-determined values associated with each milestone, the recognition of revenue is determined based on the realized market values received by the customer. The determination of realized market values is supported by objective evidence whenever possible, but may also be determined based on our judgments as to the value of a particular deliverable.

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

2013 Compared to 2012

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$909,398	$880,831	$28,567	3.2%
Gross profit	135,392	167,380	(31,988)	(19.1)%
Gross profit as a percentage of revenue	14.9%	19.0%
General and administrative expense	131,466	131,649	(183)	(0.1)%
General and administrative expense as a percentage of revenue	14.5%	14.9%
Interest expense, net	17,121	17,080	41	0.2%
(Gain) loss on sale of assets	(5,776)	(4,916)	(860)
Other (income) expense, net	(7,291)	(4,616)	(2,675)
Income before taxes and discontinued operations	(128)	28,183	(28,311)	(100.5)%
Income before taxes and discontinued operations as a percentage of revenue	—%	3.2%
Provision (benefit) for income taxes	(3,454)	9,429	(12,883)	(136.6)%
Income before discontinued operations	3,326	18,754	(15,428)	(82.3)%
Income (loss) from discontinued operations, net of taxes	(1)	3	(4)
Net income	3,325	18,757	(15,432)	(82.3)%
Net income attributable to noncontrolling interest	(3,172)	(2,797)	(375)
Net income attributable to TETRA stockholders	$153	$15,960	$(15,807)	(99.0)%

Consolidated revenues during 2013 increased compared to 2012 due to increased revenues of our Fluids and Compressco segments. Growth of the Fluids Division's onshore water management business, increased sales of its manufactured products, and strong demand for clear brine fluids (CBFs) in the U.S. Gulf of Mexico resulted in record revenues for this Division. Our Compressco segment also reflected record revenues, as the reduction in activity by its principal customer in Mexico was more than offset by the growth of its U.S. unconventional compression services applications revenue and from growth in other international markets. These increased consolidated revenues were negatively affected by our Offshore Services segment as well as our Production Testing segment. Our Offshore Services segment reported decreased revenues for the current year compared to the prior year due to a reduction in heavy lift and cutting services activity. This business was also adversely affected by weather delays during the second and third quarters of 2013 as well as by continuing market challenges in the U.S. Gulf of Mexico. Our Production Testing segment revenues also decreased, reflecting the reduction in Mexico activity, the suspension of activity by a significant U.S. customer, and increased competitive pressure in several key North American markets. Consolidated gross profit decreased, despite the increased profitability of our Fluids and Offshore Services segments, as our Maritech and Production Testing segments reported decreases. Maritech recorded increased excess decommissioning costs during 2013 as compared to 2012.

Consolidated general and administrative expenses during 2013 remained consistent with 2012 levels. Decreases in compensation and other employee related expenses by our Offshore Services, Corporate, and Compressco segments were primarily due to cost reduction efforts during late 2012 and early 2013 as well as decreased equity based compensation during 2013 compared to 2012. These administrative cost decreases were largely offset by increased general and administrative costs due to the growth of our Fluids Division, the acquisitions completed during 2012 by our Production Testing segment, and approximately $1.9 million of employee severance costs during 2013. Overall, cost reduction efforts taken by each of our segments are expected to continue to improve profitability during 2014.

Consolidated interest expense stayed consistent during 2013 compared to the prior year, as increased interest expense from Compressco Partners borrowings was largely offset by the impact of the lower interest rate on the 2013 Senior Notes.

Consolidated gains on sale of assets increased due to the sale by Maritech of one of its remaining oil and gas properties during the third quarter of 2013.

Consolidated other income increased primarily due to increased earnings from TETRA Arabia, an unconsolidated limited liability company, and partly offset by decreased foreign currency exchange losses.

The consolidated provision for income taxes decreased compared to the prior year due to decreased earnings.

Divisional Comparisons

Fluids Division

	Year Ended December 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$382,663	$334,548	$48,115	14.4%
Gross profit	100,106	79,454	20,652	26.0%
Gross profit as a percentage of revenue	26.2%	23.7%
General and administrative expense	32,648	30,466	2,182	7.2%
General and administrative expense as a percentage of revenue	8.5%	9.1%
Interest (income) expense, net	(148)	54	(202)
Other (income) expense, net	(1,832)	(1,896)	64
Income before taxes and discontinued operations	$69,438	$50,830	$18,608	36.6%
Income before taxes and discontinued operations as a percentage of revenue	18.1%	15.2%

The increase in Fluids Division revenues during 2013 compared to 2012 was primarily due to approximately $24.0 million of increased product sales, primarily due to the increased demand for its calcium chloride manufactured products as well as increased sales of brominated products. A portion of these increased manufactured product sales was due to increased demand in selected markets and nonrecurring demand from a single U.S. customer during 2013. In addition, Fluids Division product sales also reflect the increased demand for its CBF products, as U.S. Gulf of Mexico drilling and completion activity levels increased in 2013 compared to the prior year. Decreased Latin America CBF product sales were partially offset by increased Eastern Hemisphere revenues. Following the January 2014 purchase of the remaining interest of TETRA Arabia, our unconsolidated Saudi Arabian limited liability company, TETRA Arabia will be consolidated as a wholly owned subsidiary and is expected to result in increased Division revenues and gross profit. In addition, the Division also reported approximately $24.2 million of increased service revenues, primarily from the growth of its onshore water management business. This growth in the water management business is expected to continue into 2014 primarily due to the January 2014 acquisition of the assets and operations of TD Water Transfer, which provides water management services to customers in the South Texas and North Dakota regions of the U.S.

Fluids Division gross profit increased compared to 2012, primarily as a result of the increased demand for manufactured products and the increased U.S. onshore water management activity discussed above, which more than offset the decrease in profitability in Latin America. The increased demand for manufactured products resulted in increased production efficiencies for our El Dorado, Arkansas, calcium chloride facility. Also, the profitability of our European calcium chloride operations improved during 2013 after experiencing reduced plant production levels and equipment repairs during 2012.

Fluids Division income before taxes increased compared to the prior year due to the increase in gross profit discussed above and despite increased administrative costs. Fluids Division administrative costs increased primarily due to increased personnel-related costs, partially offset by decreased professional fee expenses. Other income remained flat compared to the prior year, as increased foreign currency exchange losses were offset by increased earnings by TETRA Arabia. As discussed above, beginning in the first quarter of 2014, due to the purchase of the remaining ownership interest, the results of operations from TETRA Arabia will be consolidated as a wholly owned subsidiary.

Production Enhancement Division

Production Testing Segment

	Year Ended December 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$195,983	$207,984	$(12,001)	(5.8)%
Gross profit	29,566	58,009	(28,443)	(49.0)%
Gross profit as a percentage of revenue	15.1%	27.9%
General and administrative expense	24,671	23,386	1,285	5.5%
General and administrative expense as a percentage of revenue	12.6%	11.2%
Interest (income) expense, net	(34)	(43)	9
Other (income) expense, net	(9,164)	(5,181)	(3,983)
Income before taxes and discontinued operations	$14,093	$39,847	$(25,754)	(64.6)%
Income before taxes and discontinued operations as a percentage of revenue	7.2%	19.2%

Production Testing segment revenues decreased during 2013 compared to 2012 due to the decreases in activity by the segment's primary customer in Mexico. In addition, revenues decreased in the U.S. as a result of the suspension of activity in South Texas by a significant U.S. customer and increased competitive pressure in several key North American markets. These decreases in U.S. revenues more than offset the increased revenues as a result of including a full year of activity from the 2012 acquisitions of ERS and Greywolf. These decreases in the U.S. and Mexico were partially offset by increased revenues in Canada, as a result of the Greywolf acquisition, and in the Eastern Hemisphere, which contributed growth due to increased Middle East activity as well as due to the 2012 acquisition of the segment's OPTIMA offshore rig cooling business. As discussed above, in January 2014, we acquired the remaining ownership interest of TETRA Arabia. Beginning in the first quarter of 2014, TETRA Arabia will be consolidated as a wholly owned subsidiary, and is expected to result in increased revenues and gross profit.

Production Testing segment gross profit decreased during 2013 compared to the prior year, despite the 2012 acquisitions of OPTIMA, ERS, and Greywolf. The gross profit increase from the acquired businesses and the growth in certain of the segment's foreign operations was more than offset by the impact of the decreased activity and pricing levels in certain U.S. markets, increased labor costs, and the impact of the decreased production testing activity in Mexico compared to the prior year. Beginning in the second quarter of 2013, we took steps to downsize field operations and implement other cost reductions for the Production Testing segment, including the relocation of equipment and other resources, that have resulted in decreased operating expenses. We continue to seek additional steps in response to the decreased activity in certain U.S. markets that are expected to result in further operating expense reductions during 2014.

Production Testing segment income before taxes decreased due to the decreased gross profit discussed above as well as from increased administrative expenses compared to the prior year. The increased administrative expenses were primarily due to the increased personnel-related and other administrative costs associated with the acquired OPTIMA, ERS, and Greywolf businesses. These increases more than offset the decrease in professional services expenses, which included approximately $2.8 million of acquisition related costs during the prior year. Partially offsetting the decreased gross profit and increased general and administrative expenses, other income increased primarily due to increased earnings from TETRA Arabia. As discussed above, beginning in the first quarter of 2014, the results of operations from TETRA Arabia will be consolidated as a wholly owned subsidiary.

Compressco Segment

	Year Ended December 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$121,288	$109,466	$11,822	10.8%
Gross profit	38,726	38,991	(265)	(0.7)%
Gross profit as a percentage of revenue	31.9%	35.6%
General and administrative expense	17,353	17,424	(71)	(0.4)%
General and administrative expense as a percentage of revenue	14.3%	15.9%
Interest (income) expense, net	469	25	444
Other (income) expense, net	704	944	(239)
Income before taxes and discontinued operations	$20,200	$20,598	$(399)	(1.9)%
Income before taxes and discontinued operations as a percentage of revenue	16.7%	18.8%

The increase in Compressco segment revenues compared to the prior year was due to an increase of $9.9 million of service revenues, resulting primarily from increased activity in the U.S., Canada, and Argentina. The increase in the U.S. reflects the increased demand for unconventional compression services applications as a result of increased activity primarily in horizontal resource play reservoirs. These increases were partially offset by decreased revenues in Mexico. As a result of the budget re-evaluations by Compressco's primary customer in Mexico, in March 2013 Compressco began to experience a decline in demand for its oil and gas services in the northern region of Mexico. We believe this decline in demand is temporary. Compressco has continued to increase its compressor fleet, both in the U.S. and in certain foreign markets, to serve increasing demand. Revenues from the sales of compressor packages and parts during 2013 increased $2.0 million compared to the prior year.

Compressco segment gross profit decreased slightly during 2013 compared to the prior year, as the increased U.S., Canada, and Argentina revenues were largely offset by increased operating expenses, particularly labor, maintenance, and fuel costs. Gross profit as a percentage of revenue decreased compared to the prior year as a result of these cost increases. Primarily as a result of the current reduced activity in Mexico described above, Compressco has aggressively reduced its Mexico operating headcount and relocated certain equipment to the U.S. from Mexico.

Income before taxes for the Compressco segment decreased during 2013 compared to the prior year, primarily due to the increased interest expense as a result of the increased borrowings under the Compressco Partners bank credit facilities during the current year. The Compressco segment’s administrative expense levels also increased slightly compared to the prior year, as decreases in salaries and other employee related costs were largely offset by increased allocated costs and professional services. These increases were partially offset by decreased other expense, largely due to decreased foreign currency losses compared to the prior year.

Offshore Division

Offshore Services Segment

	Year Ended December 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$255,812	$265,943	$(10,131)	(3.8)%
Gross profit	36,147	33,272	2,875	8.6%
Gross profit as a percentage of revenue	14.1%	12.5%
General and administrative expense	13,386	17,494	(4,108)	(23.5)%
General and administrative expense as a percentage of revenue	5.2%	6.6%
Interest (income) expense, net	109	109	—
Other (income) expense, net	(218)	(6,037)	5,819
Income before taxes and discontinued operations	$22,870	$21,706	$1,164	5.4%
Income before taxes and discontinued operations as a percentage of revenue	8.9%	8.2%

Revenues from our Offshore Services segment decreased during 2013 compared to 2012, primarily due to decreased activity levels in the Gulf of Mexico market for its heavy lift and cutting services businesses. Decreased demand for heavy lift services resulted in the idling of one of the segment's heavy lift barges during 2012. This barge remained idle during 2013 and was sold in January 2014. These businesses were also negatively affected by weather delays during 2013, including unseasonal weather delays during the second and third quarters, which affected utilization of key assets. Activity levels for the dive service business, however, increased during 2013 compared to the prior year due to increased demand for the segment's leased dive service vessels, particularly during the third quarter of 2013. Offshore Services revenues during the year ended December 31, 2013 and 2012 include approximately $50.1 million and $41.2 million, respectively, of revenues related to work performed for Maritech. The level of such Maritech work is expected to significantly decrease beginning in 2014.

Despite the decrease in revenues for the Offshore Services segment during 2013, gross profit increased compared to prior year. Gross profit as a percentage of revenues rose to 14.1% during the current year compared to 12.5% during the prior year. This increased profitability primarily reflects the impact of cost reduction efforts made during late 2012 and the second quarter of 2013. As a result of these cost reduction efforts, profitability for the segment has increased despite market conditions that continue to be challenging, including the impact of increased competition and decreased pricing compared to the prior year. In addition, the impact of weather delays during a portion of the current year negatively affected profitability. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment income before taxes increased, primarily due to the increased gross profit discussed above and despite decreased other income. Other income decreased due to a $5.6 million gain on sale of certain abandonment assets recorded during the prior year. Offshore Services segment administrative costs decreased, primarily as a result of the segment’s cost reduction efforts, which reduced salary and personnel-related expenses, and more than offset approximately $0.3 million of severance costs expensed during 2013.

Maritech Segment

	Year Ended December 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Revenues	$5,560	$6,158	$(598)	(9.7)%
Gross profit (loss)	(66,828)	(39,397)	(27,431)	(69.6)%
General and administrative expense	2,902	2,875	27	0.9%
General and administrative expense as a percentage of revenue	52.2%	46.7%
Interest (income) expense, net	11	98	(87)
(Gain) loss on sales of assets	(5,378)	420	(5,798)
Other (income) expense, net	—	—	—
Income (loss) before taxes and discontinued operations	$(64,363)	$(42,790)	$(21,573)	(50.4)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues during 2013 and 2012 were negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during 2013 due to approximately $75.3 million of excess decommissioning costs expensed during the current year, an increase of approximately $34.5 million compared to 2012. Revisions in estimated decommissioning liability cash flows during 2013 resulted primarily from additional work incurred and anticipated to be required on Maritech’s offshore oil and gas properties, including remediation work required on certain wells that had been previously plugged. Partially offsetting the increased costs, approximately $5.7 million of insurance settlements primarily associated with an insurance-related litigation settlement was credited to operating expenses during the first quarter of 2013.

The increase in Maritech’s pretax loss during 2013 compared to 2012 is primarily due to the increased gross loss discussed above. General and administrative expenses were consistent with the prior year despite approximately $0.2 million of increased professional fees primarily associated with the insurance-related litigation settlement received during the first quarter of 2013. Other income increased significantly during the current year, due to the approximately $5.4 million gain recognized on the sale of one of Maritech's remaining offshore oil and gas properties during 2013.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2013	2012	2013 vs 2012	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(2,327)	$(2,949)	$622	21.1%
General and administrative expense	40,506	40,005	501	1.3%
Interest (income) expense, net	16,715	16,837	(122)
Other (income) expense, net	2,711	2,217	494
(Loss) before taxes and discontinued operations	$(62,259)	$(62,008)	$(251)	(0.4)%

Corporate Overhead increased during 2013 compared to the 2012, primarily due to increased corporate general and administrative expenses, which increased primarily due to approximately $2.6 million of increased office expense. The increased office expense was primarily rent, which resulted from the sale and leaseback of our corporate headquarters building in the fourth quarter of 2012. These increases were partially offset by approximately $1.6 million of decreased personnel-related expenses, $0.2 million of decreased professional expenses, and $0.4 million of increased allocations. The decreased personnel-related expenses were primarily as a result of second quarter 2013 cost reduction efforts and more than offset approximately $0.5 million of associated severance costs incurred during that period. Depreciation expense decreased compared to the prior year due to the sale and leaseback of our corporate headquarters building discussed above.

2012 Compared to 2011

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$880,831	$845,275	$35,556	4.2%
Gross profit	167,380	89,042	78,338	88.0%
Gross profit as a percentage of revenue	19.0%	10.5%
General and administrative expense	131,649	111,805	19,844	17.7%
General and administrative expense as a percentage of revenue	14.9%	13.2%
Interest expense, net	17,080	16,439	641	3.9%
(Gain) loss on sale of assets	(4,916)	(58,674)	53,758
Other (income) expense, net	(4,616)	13,239	(17,855)
Income before taxes and discontinued operations	28,183	6,233	21,950	352.2%
Income before taxes and discontinued operations as a percentage of revenue	3.2%	0.7%
Provision for income taxes	9,429	751	8,678	1,155.5%
Income before discontinued operations	18,754	5,482	13,272	242.1%
Income (loss) from discontinued operations, net of taxes	3	(64)	67
Net income	18,757	5,418	13,339	246.2%
Net income attributable to noncontrolling interest	(2,797)	(1,271)	(1,526)
Net income attributable to TETRA stockholders	$15,960	$4,147	$11,813	284.9%

Consolidated revenues during 2012 increased compared to 2011 due to the growth and increased activity for many of our businesses, including unprecedented revenue levels for our Fluids, Production Testing, and Compressco segments. In particular, the acquisitions of OPTIMA, ERS, and Greywolf contributed $62.2 million of increased revenues for our Production Testing segment during 2012, along with $20.7 million of increased gross profit. In addition, our Production Testing segment also reported increased revenues compared to 2011 due to increased domestic drilling activity, particularly in certain of the shale reservoir markets it serves. Our Fluids segment’s revenue and gross profit growth was also due to increased industry activity, which resulted in increased CBF product sales, and more than offset the decreased product sales by the segment’s manufactured products businesses. Compressco also reported increased revenues and gross profit, primarily due to increased activity and demand in Latin America. These increased revenues more than offset the $76.6 million decrease in Maritech revenues due to the sales of substantially all of its oil and gas producing properties during 2011 and early 2012. In addition, Offshore Services revenues from third party customers as a result of the 2011 purchase of a heavy lift barge were largely offset by decreased diving and well abandonment services revenue, and the segment’s gross profit decreased primarily due to decreased diving and cutting services profitability. Overall gross profit increased, however, primarily due to significant impairments and excess decommissioning costs recorded by Maritech during 2011, the aforementioned acquisitions, and the increased profitability of our Fluids, Production Testing, and Compressco segments during 2012.

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
Consolidated net interest expense increased by $0.6 million during 2012 compared to 2011. This increase is due to increased borrowings during 2012.

During 2011, Maritech recorded gains on sales of its oil and gas properties, including approximately $58.2 million from a sale of approximately 79% of its oil and gas producing properties during the second quarter of 2011. Gains on sales of assets during 2012 consist primarily of the $5.6 million of gains recorded by our Offshore Services segment for the sale of our electric wireline assets during the fourth quarter of 2012 and the sale of certain abandonment assets during the first quarter of 2012. Consolidated other income increased during 2012 compared to 2011, primarily due to $14.2 million of hedge ineffectiveness losses recorded during 2011. Consolidated other income also includes increased earnings during 2012 compared to 2011 from TETRA Arabia, an unconsolidated limited liability company.

Our provision for income taxes increased during 2012 compared to 2011 due to increased net earnings.

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

The increase in Fluids Division revenues during 2012 compared to 2011 was primarily due to a $28.1 million net increase in product sales revenues. This increase was due to approximately $40.7 million of increased clear brine fluids (CBFs) product sales revenues, primarily due to increased domestic offshore well completion activity. This increase in domestic demand is due to increased activity in the deepwater Gulf of Mexico, as activity levels in late 2012 have returned to the pre-Macondo levels of early 2010. In addition, increased activity in our Eastern Hemisphere markets have also contributed, particularly in the North Sea, West Africa, and the Middle East regions. The increase in CBF sales was partially offset by approximately $12.5 million of decreased revenue from manufactured products, primarily from decreased industrial demand due to weather, increased competition, and due to the reduced sales of dry calcium chloride following the shutdown of the pellet plant at our Lake Charles facility during mid-2011. In addition to the net increase in product sales revenues, the Division also reported a $1.8 million increase in services revenues during 2012 due to increased domestic water management service activity in certain of the Division’s shale reservoir markets compared to 2011. However, the growth in domestic onshore service revenues has slowed compared to prior years.

Fluids Division gross profit increased during 2012 compared to 2011 primarily as a result of the increased domestic CBF revenues discussed above and from increased efficiency at our El Dorado, Arkansas, calcium chloride plant. Gross profit from the Division’s domestic onshore water management services operation also increased. These increases were partially offset by decreased gross profit from the Division’s European manufactured products operation, which was impacted by the decreased demand discussed above. In addition, the Division’s European calcium chloride plant experienced reduced production levels and higher costs during 2012 associated with equipment repairs at its calcium chloride plant.

Fluids Division income before taxes increased during 2012 compared to 2011 due to the increase in gross profit discussed above and increased other income, despite increased administrative costs. Other income increased primarily due to increased income from TETRA Arabia, our unconsolidated limited liability company, and foreign currency exchange gains. Fluids Division administrative costs increased, primarily due to increased salaries, benefits, and personnel-related costs.

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

Production Testing revenues increased significantly during 2012, primarily due to an increase of approximately $62.2 million resulting from the acquisitions of OPTIMA, ERS, and Greywolf during 2012. These acquisitions have resulted in the Production Testing segment increasing its scope of services and expanding its operations into strategic geographic markets. In addition, during 2012 the segment reflected revenues from increased domestic drilling in many of its shale reservoir markets compared to 2011. These increases, along with increased revenues from the segment’s Eastern Hemisphere operations, were partially offset by decreased revenues in Mexico, where demand for certain of the segment’s production testing services has decreased and been more than offset, on a consolidated basis, by increased demand for well monitoring services by our Compressco segment.

Production Testing segment gross profit increased in 2012 compared to 2011, primarily due to approximately $20.7 million of increased gross profit from the acquisitions discussed above. Excluding the increased gross profit from these acquisitions, the impact from increased domestic activity was more than offset by increased operating expenses. In addition, gross profit from the segment’s international operations decreased during 2012 compared to 2011 as a result of the decreased production testing activity in Mexico.

Production Testing income before taxes increased due to the increased gross profit discussed above, as well as due to increased other income, which was primarily due to increased earnings from TETRA Arabia, our unconsolidated limited liability company. The increases in gross profit and other income were partially offset by increased administrative expenses resulting from higher personnel-related costs associated with the acquisitions, as well as approximately $2.8 million of acquisition transaction costs expensed during 2012.

Compressco Segment

	Year Ended December 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$109,466	$95,768	$13,698	14.3%
Gross profit	38,991	29,567	9,424	31.9%
Gross profit as a percentage of revenue	35.6%	30.9%
General and administrative expense	17,424	12,852	4,572	35.6%
General and administrative expense as a percentage of revenue	15.9%	13.4%
Interest (income) expense, net	25	(67)	92
Other (income) expense, net	944	983	(39)
Income before taxes and discontinued operations	$20,598	$15,799	$4,799	30.4%
Income before taxes and discontinued operations as a percentage of revenue	18.8%	16.5%

The increase in Compressco revenues during 2012 compared to 2011 was primarily due to an increase of $20.6 million of service revenues resulting from increased activity, particularly in Latin America. While there are uncertainties in Latin America that could affect operations, including the renewal of certain customer contracts, we expect revenues from our Latin American operations will continue to increase. Partially offsetting this increase was a $6.9 million decrease from sales of compressor packages and parts during 2012 compared to the prior year.

Compressco gross profit increased during 2012 compared to 2011, primarily due to the increased Latin America activity discussed above, an increase in overall average compressor package utilization from 77.4% to 83.0%, and also due to continuing reductions in domestic operating expenses.

Income before taxes for Compressco increased during 2012 compared to 2011 due to the increased gross profit discussed above and despite increased administrative expenses. Compressco’s administrative expenses reflect increased administrative staff and professional fee expenses associated with being a separate publicly traded limited partnership. Administrative expenses during 2012 also reflect increased equity compensation expense arising from current year equity grants by Compressco Partners and the impact of a severance agreement. Additionally, incentive compensation expense increased as a result of favorable overall financial results. Beginning in June 2011, general and administrative expense also includes the allocation of a portion of our corporate administrative expenses to Compressco Partners pursuant to our Omnibus Agreement with Compressco Partners.

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

Revenues from our Offshore Services segment decreased in 2012 compared to 2011, primarily due to a decrease in the work performed for Maritech during 2012. Increased decommissioning services revenues, including those from the TETRA Hedron heavy lift barge purchased during 2011, were offset by decreased diving, abandonment, and cutting services revenues during 2012. In addition to the continuing challenges of pricing pressures, reduced activity levels, reduced number of leased vessels, and project delays experienced by several of the Offshore Services segment’s customers, the segment also experienced weather disruptions during 2012, particularly from Tropical Storm Debby and Hurricane Isaac. Diving services revenues were also negatively affected by scheduled vessel repairs during the first quarter of 2012. In addition, revenues decreased due to the 2011 and early 2012 sales of certain of the segment’s onshore abandonment assets and operations, which generated approximately $13.7 million in revenues during 2011. In December 2012, the segment also disposed of its wireline assets, which generated $4.0 million and $1.7 million of revenues during 2011 and 2012, respectively. Approximately $41.2 million of Offshore Services revenues were from work performed for Maritech during 2012, compared to $65.0 million of such work in 2011 Intercompany revenues from Maritech work are eliminated in consolidation.

Gross profit for the Offshore Services segment during 2012 slightly decreased compared to 2011, despite approximately $6.2 million of due diligence and startup costs during 2011 associated with the purchase of the TETRA Hedron. Gross profit decreased primarily due to decreased profitability of our diving and cutting services operations, which largely resulted from decreased utilization and pricing during 2012. In the fourth quarter of 2012, we reclassified the TETRA DB-1 derrick barge as an asset held for sale and recorded a $7.7 million impairment on the asset. The segment also identified other asset impairments of approximately $0.7 million. The decreased profitability of our diving and cutting operations was partially offset by improved profitability of our heavy lift and abandonment operations. In addition to the impact of ongoing cost reductions that began during 2012, the Offshore Services segment expects increased profitability during 2013 as a result of increased bid activity and an observed decrease in Gulf of Mexico federal permitting delays.

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

Maritech Segment

	Year Ended December 31,		Period to Period Change
	2012	2011	2012 vs 2011	% Change
	(In Thousands, Except Percentages)
Revenues	$6,158	$82,740	$(76,582)	(92.6)%
Gross profit (loss)	(39,397)	(75,762)	36,365	48.0%
General and administrative expense	2,875	5,893	(3,018)	(51.2)%
General and administrative expense as a percentage of revenue	46.7%	7.1%
Interest (income) expense, net	98	73	25
(Gain) loss on sales of assets	420	(55,454)	55,874
Other (income) expense, net	—	1	(1)
Income (loss) before taxes and discontinued operations	$(42,790)	$(26,275)	$(16,515)	(62.9)%

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

Maritech gross loss decreased during 2012 compared to 2011, primarily due to reduced operating and depletion expenses associated with the sold properties. In addition, Maritech recorded $15.2 million of impairments and approximately $37.6 million of higher excess decommissioning costs associated with Maritech’s remaining decommissioning liabilities during 2011. Subsequent to December 31, 2012, in February 2013, Maritech entered into a $7.6 million settlement agreement with one of its underwriters relating to litigation involving its insurance claim following Hurricane Ike.

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

Corporate Overhead includes corporate general and administrative expense, interest income and expense, and other income and expense. Such expenses and income are not allocated to our operating divisions, as they relate to our general corporate activities. However, in connection with the public offering of common units in our Compressco Partners subsidiary, on June 20, 2011, we began allocating and charging Compressco Partners for its share of our corporate administrative costs directly related to Compressco Partners’ activities. Corporate Overhead decreased during 2012 compared to 2011, primarily due to a $13.9 million hedge ineffectiveness loss during 2011. This hedge ineffectiveness loss was mainly due to the April 2011 liquidation of hedge derivative contracts, following the planned sale of a significant portion of Maritech oil and gas producing properties, which resulted in a $14.2 million charge to corporate other expense for hedge ineffectiveness during the second quarter of 2011. Corporate general and administrative expenses increased, largely due to approximately $3.1 million of increased employee related expenses, primarily due to $2.4 million of increased salaries and equity compensation, which includes the impact of severance costs associated with our previous chief financial officer. In addition, professional fee expenses increased approximately $0.4 million and office and insurance expenses increased by approximately $0.4 million. These increases were partially offset by approximately $0.6 million of decreased tax expenses. Corporate interest expense also increased, due to increased borrowings outstanding during much of 2012. In December 2012, we completed the sale of our corporate headquarters building for approximately $43.8 million, before transaction costs and other deductions, and entered into a lease of the facility with a minimum lease term of 15 years. As a result, beginning in 2013, Corporate Overhead will reflect the decreased depreciation expense associated with the sale, and general and administrative expense will reflect an increase for the lease expense going forward.

Liquidity and Capital Resources

Increased operating cash flows during 2013 compared to 2012 reflect the impact of strategic initiatives to reduce costs and streamline our customer billing and collection processes. Cost reduction efforts taken during the second quarter of 2013 and late 2012 resulted in improved profitability and cash flows for each of our segments. The increased operating cash flows have allowed us to continue to aggressively pursue extinguishing Maritech's remaining decommissioning liabilities, fund capital expenditure activity, and further strengthen our balance sheet. As of December 31, 2013, and after expending approximately $114.1 million during 2013 on decommissioning and associated work, Maritech's remaining decommissioning liabilities have been reduced to approximately $43.3 million. A large amount of the remaining work to be performed is expected to be performed during 2014. With the remaining amount of Maritech decommissioning work expected to decrease significantly, we anticipate the resulting increase in operating cash flows beginning in 2014 will provide significant opportunities to continue to strengthen our balance sheet and strategically grow our company. Through December 31, 2013, we spent an aggregate of approximately $101.4 million on capital expenditure activity for several of our existing businesses. In addition to the ongoing capital expenditure activity, we continue to evaluate opportunities to further expand certain of our businesses through acquisitions, consistent with our growth plan. During January 2014, we expended approximately $30.2 million in connection with two acquisitions: the purchase of the assets and operations of TD Water Transfer, a water management business operating primarily in South Texas, and the purchase of the remaining ownership interest in our Saudi Arabian limited liability company. In addition to available cash, as of February 28, 2014, we have approximately $210.4 million available under our revolving credit facility to fund our future strategic growth.
Operating Activities

Cash flows generated by operating activities totaled $49.7 million during 2013 compared to $17.7 million of cash provided by operating activities during 2012, an increase of $32.0 million. This increase in operating cash flows during 2013 compared to the prior year was largely due to an improvement of approximately $45.4 million from the collection of accounts receivable, reflecting a continuing effort begun during late 2012 to expedite collections. This increase in cash provided by operating activities was generated despite approximately $114.1 million of decommissioning activity performed during the year ended December 31, 2013, an increase of $19.7 million compared to 2012. A portion of the decommissioning activity performed during 2013 was associated with approximately $75.3 million of excess decommissioning costs charged to earnings during the year.

During the past three years, Maritech has performed approximately $310.4 million of well abandonment and decommissioning work associated with its remaining offshore oil and gas production wells, platforms, and facilities. As of December 31, 2013, and including the impact of adjustments made during 2013 for the estimated cost of work remaining to be performed, Maritech’s decommissioning liabilities totaled approximately $43.3 million. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Most of the cash outflow necessary to extinguish Maritech’s remaining decommissioning liabilities is expected to occur during 2014. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with offshore platforms that were previously destroyed by a hurricane, as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

In some cases, the previous owners of properties that were acquired by Maritech are contractually obligated to pay Maritech a fixed amount for the well abandonment and decommissioning work on these properties after the work is performed. Approximately $8.8 million of such contractual reimbursement arrangements as of December 31, 2013, is classified as receivable assets related to amounts waiting to be collected.

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. Oil and natural gas prices have been volatile in the past and are expected to continue to be volatile in the future. In addition, as a result of oil and natural gas commodity prices, drilling activity related to natural gas wells in North America has decreased. While only a portion of our revenues are related to gas drilling activity, we are exposed to the impact that this decreased demand could have on our businesses. In particular, our Production Testing, Compressco, and Fluids segments are vulnerable to the impact of a sustained low natural gas price environment. In addition, decreases in future worldwide crude oil prices could also affect future overall industry drilling activity in certain of the regions in which we operate. If oil or gas industry activity levels decrease in the future, our levels of operating cash flows may be negatively affected.

During late 2012 and the first half of 2013, each of our segments implemented operating and administrative cost reductions, including reductions in headcount, that were designed to streamline our operations and downsize our organization, particularly in our corporate headquarters and in certain of our businesses. Together with the specific cost reduction steps taken by our Offshore Services segment in late 2012, these cost reduction efforts have resulted in increased operating cash flows and improved profitability, and the impact from these cost reduction efforts are expected to continue going forward. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

We are subject to operating hazards normally associated with onshore and offshore oilfield service operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and accidents that cause harm to the environment. In addition, in the performance of each of our operations we are exposed to additional hazards, including personal injuries and vehicle-related accidents. We maintain various types of insurance that are designed to be applicable in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, automobile liability, general liability, and vessel pollution liability. Our insurance coverage is subject to deductibles that must be satisfied prior to recovery. Additionally, the levels of our insurance coverage are subject to certain exclusions and limitations and we have additional exposure from certain risks that we elect to self-insure. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that is submitted to the Bureau of Safety and Environmental Enforcement (BSEE). Maritech has designated third-party contractors in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.
Investing Activities

During 2013, the total amount of our net cash utilized on investing activities was $100.0 million. Total cash capital expenditures during 2013 were $101.4 million. Approximately $45.3 million of our capital expenditures during 2013 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its onshore water management services business. Our Production Enhancement Division spent approximately $50.8 million on capital expenditures, consisting of approximately $26.8 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet, and approximately $24.1 million by the Compressco segment, primarily for the upgrade and expansion of its wellhead compressor and equipment fleet. Our Offshore Services segment spent approximately $4.2 million for costs on its various heavy lift and dive support vessels. Corporate capital expenditures were approximately $1.1 million.

In January 2014, we completed two acquisition transactions. Pursuant to an October 2013 agreement, we acquired the remaining 50% ownership interest of TETRA Arabia in exchange for $15.0 million which was paid at closing and $10.2 million to be paid in July 2014. As a result of this transaction, beginning in the first quarter of 2014, TETRA Arabia has become a wholly owned consolidated subsidiary. Also in January 2014, we acquired the assets and operations of TD Water Transfer for a cash purchase price of $15.0 million along with additional contingent consideration of up to approximately $8.0 million to be paid based on a measure of earnings and other considerations over the two years subsequent to closing. TD Water Transfer is a provider of water management services to oil and gas operators in the South Texas and North Dakota regions, and the acquisition represents a strategic geographic expansion of our Fluids segment operations.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses (other than Maritech). Although our planned level of capital expenditures during 2014 is subject to the impact of acquisitions and future market conditions, we currently plan to expend up to approximately $119 million on total capital expenditures (excluding acquisitions) during 2014. However, certain of these planned expenditures may be postponed or canceled in an effort to conserve capital or otherwise address future market or financing conditions. The deferral of capital projects could affect our ability to compete in the future.

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

Our Bank Credit Facilities

We have a $278 million revolving credit facility with a syndicate of banks pursuant to a credit facility agreement (the Credit Agreement). As of December 31, 2013, we had an outstanding balance on the revolving credit facility of approximately $52.8 million and had $9.5 million in letters of credit and guarantees against the $278 million revolving credit facility, leaving a net availability of $215.7 million. As a result of borrowings made subsequent to December 31, 2013, availability under the revolving credit facility has decreased to approximately $210.4 million as of February 28, 2014. In addition, the Credit Agreement allows us to increase the facility by $150 million, up to a $428 million limit, upon the agreement of the lenders and the satisfaction of certain conditions. Included in the approximately $52.8 million outstanding borrowings under the credit facility agreement as of December 31, 2013 is approximately $13.8 million equivalent denominated in euros, which has been designated as a hedge of the net investment in our European operations.

Under the Credit Agreement, which matures on October 29, 2015, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.0. Both of these financial ratios are defined in our revolving bank credit facility agreement. Deterioration of the financial ratios could result in a default by us under the Credit Agreement and, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Compressco is an unrestricted subsidiary and is not a borrower or a guarantor under our bank credit facility.
The Credit Agreement includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of December 31, 2013. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement to cover the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.9 million equivalent as of December 31, 2013), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14 business days notice and contains standard provisions in the event of default. As of December 31, 2013, we had no borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a credit agreement (the Previous Partnership Credit Agreement) with JPMorgan Chase Bank, N.A. Under the Previous Partnership Credit Agreement, as amended, Compressco Partners, along with certain of its subsidiaries, were named as borrowers, and all of its existing and future, direct and indirect, domestic subsidiaries were guarantors. We were not a borrower or a guarantor under the Previous Partnership Credit Agreement. The Previous Partnership Credit Agreement, as amended, included a maximum credit commitment of $20.0 million, that was available for letters of credit (with a sublimit of $5.0 million), and included an uncommitted $20.0 million expansion feature.

On October 15, 2013, Compressco Partners entered into a new asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the New Partnership Credit Agreement), which replaced the Previous Partnership Credit Agreement. Under the New Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all obligations under the credit agreement are guaranteed by all of its existing and future, direct and indirect, domestic subsidiaries. We are not a borrower or a guarantor under the New Partnership Credit Agreement. The New Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million), and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the New Partnership Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of February 28, 2014, Compressco Partners has a balance outstanding under the New Partnership Credit Agreement of $30.0 million and had availability under the New Partnership Credit Facility of $36.8 million, based upon a $67.4 million borrowing base and the $30.0 million outstanding balance.

The New Partnership Credit Agreement may be used to fund Compressco Partners’ working capital needs, letters of credit, and for general partnership purposes, including the repayment of the outstanding balance of the Previous Partnership Credit Agreement, capital expenditures and potential future expansions or acquisitions. So long as Compressco Partners is not in default, the New Partnership Credit Agreement may also be used to fund Compressco Partners’ quarterly distributions at the option of the board of directors of the Partnership's general partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). The initial borrowings under the New Partnership Credit Agreement of $24.5 million were used to repay in full all amounts outstanding under the Previous Partnership Credit Agreement dated June 24, 2011. Borrowings under the New Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Partnership Credit Agreement is October 15, 2017.

Borrowings under the New Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners' option, either (a)  LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by Compressco Partners) plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day, plus 2.50% per annum. In addition to paying interest on outstanding principal under the New Partnership Credit Agreement, Compressco Partners is required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.375% per annum, paid quarterly in arrears. Compressco Partners is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The New Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners’ ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility. Compressco Partners was in compliance with the covenants and conditions of the New Partnership Credit Agreement as of December 31, 2013.

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

In April 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement. The Series 2013 Senior Notes bear interest at a fixed rate of 4.0% and mature on April 29, 2020. On April 30, 2013, we utilized the proceeds from the issuance to repay the 2008-A Senior Notes. Interest on the 2013 Senior Notes is due semiannually on April 29 and October 29 of each year.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of December 31, 2013. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreements, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations, other operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in October 2015, the New Partnership Credit Agreement matures in October 2017, and our Senior Notes mature at various dates between April 2015 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. For the year ended December 31, 2013, net of distributions paid to us, Compressco Partners distributed approximately $4.8 million to its public unitholders.

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

As of December 31, 2013 and 2012, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations. For a discussion of operating leases, including the lease of our corporate headquarters facility, see “Note E – Leases” in the Notes to Consolidated Financial Statements.

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

Product Purchase Obligations

In the normal course of our Fluids Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2013, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Fluids Division’s supply agreements was approximately $205.9 million, extending through 2029.

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

Contractual Obligations

The table below summarizes our contractual cash obligations as of December 31, 2013:

	Payments Due
	Total	2014	2015	2016	2017	2018	Thereafter
	(In Thousands)
Long-term debt	$387,816	$89	$172,727	$90,000	$65,000	$—	$60,000
Interest on debt	60,190	21,417	16,750	7,872	5,990	2,818	5,343
Purchase obligations	205,900	14,275	14,275	14,275	14,275	12,400	136,400
Decommissioning and other asset retirement obligations(1)	50,904	38,700	4,677	—	—	—	7,527
Operating and capital leases	74,839	12,613	8,689	6,233	5,411	5,012	36,881
Total contractual cash obligations(2)	$779,649	$87,094	$217,118	$118,380	$90,676	$20,230	$246,151

(1)
We have estimated the timing of these payments for decommissioning liabilities based upon our plans and the plans of outside operators, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the undiscounted obligation as of December 31, 2013.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $4.1 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements. See “Note F – Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

New Accounting Pronouncements

In June 2011, the FASB published ASU 2011-05, “Comprehensive Income (Topic 220), Presentation of Comprehensive Income” (ASU 2011-05), with the stated objective of improving the comparability, consistency, and transparency of financial reporting and increasing the prominence of items reported in other comprehensive income. As part of ASU 2011-05, the FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The ASU amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The ASU amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and the amendments are applied retrospectively. In December 2011, with the issuance of ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” the FASB announced that it has deferred certain aspects of ASU 2011-05. In February 2013, the FASB issued ASU 2013-2, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” with the stated objective of improving the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2012. The adoption of these ASUs regarding comprehensive income have not had a significant impact on the accounting or disclosures in our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

During 2013, we borrowed $1.6 million, net of repayments, pursuant to our revolving credit facility. During 2013, Compressco Partners borrowed $19.9 million to fund the expansion and upgrade of its compressor and equipment fleet. Each of these borrowings was made under existing revolving credit facilities that bear interest at an agreed-upon percentage rate spread above LIBOR, and is therefore subject to market risk exposure related to changes in applicable interest rates.

The following table sets forth as of December 31, 2013, our principal cash flows for our long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair
	2014	2015	2016	2017	2018	Thereafter	Total	Market Value
As of December 31, 2013
Long-term debt:
U.S. dollar variable rate	$—	$68,959	$—	$—	$—	$—	$68,959	$68,959
Euro variable rate (in $US)	—	13,768	—	—	—	—	13,768	13,768
Weighted average interest rate (variable)	—	2.487%	—	—	—	—	2.487%
U.S. dollar fixed rate	$89	$90,000	$90,000	$65,000	$—	$60,000	$305,089	$313,730
Weighted average interest rate (fixed)	—	6.560%	5.900%	5.090%	—	4.696%	5.684%
Variable to fixed swaps	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—

Exchange Rate Risk

We are exposed to fluctuations between the U.S. dollar and the euro with regard to our euro-denominated operating activities. In July 2012, we designated the 10.0 million euro borrowing described above as a hedge for our euro-denominated operations.

The following table sets forth as of December 31, 2013, our cash flows for our long-term debt obligations, which are denominated in euros. This information is presented in U.S. dollar equivalents. The table presents principal cash flows and related weighted average interest rates by its expected maturity dates. As described above, we utilize the long-term borrowings detailed in the following table as a hedge of our investment in foreign operations.

	Expected Maturity Date							Fair
	2014	2015	2016	2017	2018	Thereafter	Total	Market Value
As of December 31, 2013
Long-term debt:
Euro variable rate (in $US)	$—	$13,768	$—	$—	$—	$—	$13,768	$13,768
Euro fixed rate (in $US)	—	—	—	—	—	—	—	—
Weighted average interest rate	—	2.399%	—	—	—	—	2.399%
Variable to fixed swaps	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—

We also have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. In October 2013, we and Compressco Partners began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2013, we and Compressco Partners had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Value Date
	(In Thousands)
Forward sale Mexican pesos	$10,332	13.01	1/17/2014
Forward purchase Mexican pesos	5,928	13.01	1/17/2014
Forward purchase euros	7,984	1.38	1/17/2014
Forward purchase pounds sterling	3,149	1.63	1/17/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty. The fair values of our foreign currency derivative instruments as of December 31, 2013, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2013
		(In Thousands)
Forward purchase contracts	Current assets	$72
Forward sale contracts	Current assets	32
Forward purchase contracts	Current liabilities	(52)
Total		$52

Based on the derivative contracts that were in place as of December 31, 2013, a five percent devaluation of the Mexican peso compared to the U.S. dollar would result in an increase in the market value of our forward sale contract of $0.3 million, and a decrease in the market value of our forward purchase contract of $0.5 million. A five percent devaluation of the euro compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.6 million. A 5% devaluation of the British pound sterling compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.3 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO). Based on that evaluation under the framework in Internal Control – Integrated Framework issued by the COSO, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

An assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, has been performed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ending December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the Proxy Statement) for the annual meeting of stockholders to be held on May 6, 2014, which involves the election of directors and is to be filed with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 as amended (the Exchange Act) within 120 days of the end of our fiscal year on December 31, 2013.

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

3.6	Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).
3.7
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

4.14
Note Purchase Agreement, dated April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.15
First Amendment to Note Purchase Agreement dated and effective as of April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.16	Form of 4.00% Senior Notes due April 29, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).
4.17
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

10.18***
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

10.19
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-3 filed on November 30, 2009 (SEC File No. 333-163409)).

10.20
Form of Subordinated Indenture (including form of subordinated debt security) (incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 filed on November 30, 2009 (SEC File No. 333-163409)).

10.21***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.22***
TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.23***
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

10.24
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

10.25
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

10.26
Omnibus Agreement dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.27
Purchase and Sale Agreement, dated April 1, 2011, by and between Maritech Resources, Inc. as Seller and Tana Exploration Company LLC as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-13455)).

10.28***
TETRA Technologies, Inc. 2011 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.29***
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

10.30***
Employee Restricted Stock Agreement between TETRA Technologies, Inc. and Peter J. Pintar dated November 15, 2011 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on November 15, 2011 (SEC File No. 333-177995)).

10.31***
Separation and Release Agreement dated July 31, 2012 by and between TETRA Technologies, Inc. and Joseph M. Abell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2012 (SEC File No. 001-13455)).

10.32***
Employee Equity Award Agreement dated August 15, 2012 by and between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012 (SEC File No. 001-13455)).

10.33+	Purchase and Sale Agreement dated December 31, 2012 by and between TETRA Technologies, Inc. and Tetris Property LP.
10.34+	Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc.
10.37***
TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.38***
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

10.39***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013 (SEC File No. 001-13455)).
10.40
Credit Agreement, dated October 15, 2013, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC, Compressco Partners Sub, Inc., Compressco Holdings, LLC, Compressco Leasing, LLC, Compressco Field Services International, LLC, and Compressco International, LLC, as the borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to Compressco Partners, L.P.’s Current Report on Form 8-K filed on October 18, 2013 (SEC File No. 001-35195)).

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
_____________________________________________________________

+	Filed with this report.
**	Furnished with this report.
***	Management contract or compensatory plan or arrangement.
++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date:	March 3, 2014	By:	/s/Stuart M. Brightman
Stuart M. Brightman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Ralph S. Cunningham	Chairman of	March 3, 2014
Ralph S. Cunningham	the Board of Directors

/s/Stuart M. Brightman	President, Chief Executive	March 3, 2014
Stuart M. Brightman	Officer and Director
(Principal Executive Officer)

/s/Elijio V. Serrano	Senior Vice President and	March 3, 2014
Elijio V. Serrano	Chief Financial Officer
(Principal Financial Officer)

/s/Ben C. Chambers	Vice President – Accounting	March 3, 2014
Ben C. Chambers	and Controller
(Principal Accounting Officer)

/s/Mark E. Baldwin	Director	March 3, 2014
Mark E. Baldwin

/s/Thomas R. Bates, Jr.	Director	March 3, 2014
Thomas R. Bates, Jr.

/s/Paul D. Coombs	Director	March 3, 2014
Paul D. Coombs

/s/Tom H. Delimitros	Director	March 3, 2014
Tom H. Delimitros

/s/John F. Glick	Director	March 3, 2014
John F. Glick

/s/Geoffrey M. Hertel	Director	March 3, 2014
Geoffrey M. Hertel

/s/Kenneth P. Mitchell	Director	March 3, 2014
Kenneth P. Mitchell

/s/William D. Sullivan	Director	March 3, 2014
William D. Sullivan

/s/Kenneth E. White, Jr.	Director	March 3, 2014
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

3.6	Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).
3.7
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

4.14
Note Purchase Agreement, dated April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.15
First Amendment to Note Purchase Agreement dated and effective as of April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.16	Form of 4.00% Senior Notes due April 29, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).
4.17
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

10.18***
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

10.19
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.21 to the Company’s Registration Statement on Form S-3 filed on November 30, 2009 (SEC File No. 333-163409)).

10.20
Form of Subordinated Indenture (including form of subordinated debt security) (incorporated by reference to Exhibit 4.22 to the Company’s Registration Statement on Form S-3 filed on November 30, 2009 (SEC File No. 333-163409)).

10.21***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.22***
TETRA Technologies, Inc. 2007 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 5, 2010 (SEC File No. 333-166537)).

10.23***
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

10.24
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

10.25
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

10.26
Omnibus Agreement dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.27
Purchase and Sale Agreement, dated April 1, 2011, by and between Maritech Resources, Inc. as Seller and Tana Exploration Company LLC as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-13455)).

10.28***
TETRA Technologies, Inc. 2011 Long-Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on May 10, 2011 (SEC File No. 333-174090)).

10.29***
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

10.30***
Employee Restricted Stock Agreement between TETRA Technologies, Inc. and Peter J. Pintar dated November 15, 2011 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on November 15, 2011 (SEC File No. 333-177995)).

10.31***
Separation and Release Agreement dated July 31, 2012 by and between TETRA Technologies, Inc. and Joseph M. Abell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2012 (SEC File No. 001-13455)).

10.32***
Employee Equity Award Agreement dated August 15, 2012 by and between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012 (SEC File No. 001-13455)).

10.33+	Purchase and Sale Agreement dated December 31, 2012 by and between TETRA Technologies, Inc. and Tetris Property LP.
10.34+	Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc.
10.37***
TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.38***
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

10.39***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013 (SEC File No. 001-13455)).
10.40
Credit Agreement, dated October 15, 2013, by and among Compressco Partners, L.P., Compressco Partners Operating, LLC, Compressco Partners Sub, Inc., Compressco Holdings, LLC, Compressco Leasing, LLC, Compressco Field Services International, LLC, and Compressco International, LLC, as the borrowers, JP Morgan Chase Bank, N.A., as Administrative Agent, and JPMorgan Chase Bank, N.A., Bank of America, N.A., and PNC Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to Compressco Partners, L.P.’s Current Report on Form 8-K filed on October 18, 2013 (SEC File No. 001-35195)).

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
_____________________________________________________________

+	Filed with this report.
**	Furnished with this report.
***	Management contract or compensatory plan or arrangement.
++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TETRA Technologies, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
March 3, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc.

We have audited TETRA Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). TETRA Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TETRA Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of TETRA Technologies, Inc. and subsidiaries, and our report dated March 3, 2014, expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
March 3, 2014

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$38,754	$74,048
Restricted cash	9,067	5,571
Trade accounts receivable, net of allowances for doubtful accounts of $1,349 in 2013 and $1,085 in 2012	180,659	176,352
Deferred tax asset	14,740	29,789
Inventories	100,792	103,041
Assets held for sale	5,541	12,009
Prepaid expenses and other current assets	24,386	34,299
Total current assets	373,939	435,109
Property, plant, and equipment:
Land and building	42,954	41,153
Machinery and equipment	682,836	589,725
Automobiles and trucks	57,588	57,708
Chemical plants	175,494	161,565
Construction in progress	14,170	40,452
Total property, plant, and equipment	973,042	890,603
Less accumulated depreciation	(400,426)	(337,889)
Net property, plant, and equipment	572,616	552,714
Other assets:
Goodwill	188,159	189,604
Patents, trademarks and other intangible assets, net of accumulated amortization of $31,956 in 2013 and $27,044 in 2012	31,980	36,735
Deferred tax assets	2,170	594
Other assets	37,669	47,062
Total other assets	259,978	273,995
Total assets	$1,206,533	$1,261,818

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31, 2013	December 31, 2012
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$69,220	$67,453
Accrued liabilities	65,017	73,254
Current portion of long-term debt	89	35,441
Decommissioning and other asset retirement obligations, net	38,700	80,667
Total current liabilities	173,026	256,815
Long-term debt, net	387,727	331,268
Deferred income taxes	17,651	41,910
Decommissioning and other asset retirement obligations, net	12,204	14,254
Other liabilities	18,427	24,263
Total long-term liabilities	436,009	411,695
Commitments and contingencies
Equity:
TETRA Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 81,333,631, shares issued at December 31, 2013, and 80,446,169 shares issued at December 31, 2012	813	804
Additional paid-in capital	234,360	226,954
Treasury stock, at cost; 2,478,084 shares held at December 31, 2013, and 2,334,137 shares held at December 31, 2012	(15,765)	(15,027)
Accumulated other comprehensive income (loss)	(3,903)	(1,494)
Retained earnings	340,036	339,883
Total TETRA stockholders' equity	555,541	551,120
Noncontrolling interests	41,957	42,188
Total equity	597,498	593,308
Total liabilities and equity	$1,206,533	$1,261,818

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Product sales	$300,145	$276,155	$329,489
Services and rentals	609,253	604,676	515,786
Total revenues	909,398	880,831	845,275
Cost of revenues:
Cost of product sales	282,704	242,297	306,953
Cost of services and rentals	400,739	387,047	338,703
Depreciation, depletion, amortization, and accretion	80,985	75,747	94,839
Impairments of long-lived assets	9,578	8,360	15,738
Total cost of revenues	774,006	713,451	756,233
Gross profit	135,392	167,380	89,042
General and administrative expense	131,466	131,649	111,805
Interest expense, net	17,121	17,080	16,439
(Gain) loss on sales of assets	(5,776)	(4,916)	(58,674)
Other (income) expense, net	(7,291)	(4,616)	13,239
Income (loss) before taxes and discontinued operations	(128)	28,183	6,233
Provision (benefit) for income taxes	(3,454)	9,429	751
Income before discontinued operations	3,326	18,754	5,482
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(1)	3	(64)
Net income	3,325	18,757	5,418
Less: income attributable to noncontrolling interest	(3,172)	(2,797)	(1,271)
Net income attributable to TETRA stockholders	$153	$15,960	$4,147
Basic net income per common share:
Income before discontinued operations attributable to TETRA stockholders	$0.00	$0.21	$0.05
Income (loss) from discontinued operations attributable to TETRA stockholders	—	—	—
Net income attributable to TETRA stockholders	$0.00	$0.21	$0.05
Average shares outstanding	77,954	77,293	76,616
Diluted net income per common share:
Income before discontinued operations attributable to TETRA stockholders	$0.00	$0.20	$0.05
Income (loss) from discontinued operations attributable to TETRA stockholders	—	—	—
Net income attributable to TETRA stockholders	$0.00	$0.20	$0.05
Average diluted shares outstanding	78,840	77,963	77,991

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2013	2012	2011

Net income	$3,325	$18,757	$5,418
Foreign currency translation adjustment, net of taxes of $(1,076) in 2013, $(951) in 2012, and $(1,828) in 2011	(2,409)	1,383	(6,647)
Net change in derivative fair value, net of taxes of $1,578 in 2011	—	—	2,663
Comprehensive income	916	20,140	1,434
Less: comprehensive income attributable to noncontrolling interest	(3,172)	(2,797)	(1,271)
Comprehensive income (loss) attributable to TETRA stockholders	$(2,256)	$17,343	$163

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
			Treasury Stock	Derivative Instruments	Currency Translation	Retained Earnings	Noncontrolling Interest	Total Equity

Balance at December 31, 2010	$778	$203,044	$(8,382)	$(2,663)	$3,770	$319,776	$—	$516,323
Net income for 2011						4,147	1,271	5,418
Translation adjustment, net of taxes of $(1,828)					(6,647)			(6,647)
Net change in derivative fair value, net of taxes of $(1,578)				2,663				2,663
Comprehensive income								1,434
Issuance of Compressco Partners' common units, net of offering costs							42,177	42,177
Distributions to public unitholders							(1,182)	(1,182)
Exercise of common stock options	19	9,965	(5,803)					4,181
Grants of restricted stock, net			(656)					(656)
Equity compensation expense		5,801					487	6,288
Other noncontrolling interests							(811)	(811)
Tax benefit related to equity-based compensation, net		1,334						1,334
Balance at December 31, 2011	$797	$220,144	$(14,841)	$—	$(2,877)	$323,923	$41,942	$569,088
Net income for 2012						15,960	2,797	18,757
Translation adjustment, net of taxes of $(951)					1,383			1,383
Comprehensive income								20,140
Distributions to public unitholders							(4,489)	(4,489)
Exercise of common stock options	7	943	(19)					931
Grants of restricted stock, net			(167)					(167)
Equity compensation expense		7,536					1,905	9,441
Other noncontrolling interests							33	33
Tax benefit related to equity-based compensation, net		(1,669)						(1,669)
Balance at December 31, 2012	$804	$226,954	$(15,027)	$—	$(1,494)	$339,883	$42,188	$593,308
Net income for 2013						153	3,172	3,325
Translation adjustment, net of taxes of $(1,076)					(2,409)			(2,409)
Comprehensive income								916
Distributions to public unitholders							(4,846)	(4,846)
Exercise of common stock options	9	2,245	(276)					1,978
Grants of restricted stock, net			(462)					(462)
Equity compensation expense		5,265					1,459	6,724
Other noncontrolling interests							(16)	(16)
Tax adjustment related to equity- based compensation, net		(104)						(104)
Balance at December 31, 2013	$813	$234,360	$(15,765)	$—	$(3,903)	$340,036	$41,957	$597,498

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$3,325	$18,757	$5,418
Reconciliation of net income to cash provided by operating activities:
Depreciation, depletion, amortization, and accretion	80,985	75,747	94,839
Impairments of long-lived assets	9,578	8,360	15,738
Provision (benefit) for deferred income taxes	(9,824)	(2,012)	(5,757)
Equity-based compensation expense	6,724	9,441	6,288
Provision for doubtful accounts	374	(237)	973
(Gain) loss on sale of property, plant, and equipment	(5,776)	(4,916)	(58,674)
Excess decommissioning/abandoning costs	75,312	40,767	78,382
Other non-cash charges and credits	(10,165)	(6,527)	(6,149)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	14,139	(31,229)	16,129
Inventories	3,011	(3,749)	2,158
Prepaid expenses and other current assets	12,281	(1,335)	23,447
Trade accounts payable and accrued expenses	(16,192)	7,291	(29,984)
Decommissioning liabilities	(114,109)	(94,419)	(101,920)
Other	(7)	1,730	2,899
Net cash provided by operating activities	49,656	17,669	43,787
Investing activities:
Purchases of property, plant, and equipment	(101,379)	(107,524)	(123,604)
Business combinations, net of cash acquired	—	(163,305)	(1,500)
Proceeds from sale of property, plant, and equipment	1,794	59,325	188,273
Other investing activities	(440)	4,817	(16,330)
Net cash provided by (used in) investing activities	(100,025)	(206,687)	46,839
Financing activities:
Proceeds from long-term debt	140,971	88,426	—
Principal payments on long-term debt	(120,664)	(28,597)	—
Excess tax benefit from equity-based compensation	—	198	1,334
Proceeds from issuance of Compressco Partners' common units, net of underwriters' discount	—	—	50,234
Compressco Partners' offering costs	—	—	(2,747)
Compressco Partners' distributions	(4,846)	(4,513)	(1,159)
Proceeds from sale of common stock and exercise of stock options	2,251	784	3,418
Other financing activities	(1,978)	—	(347)
Net cash provided by (used in) financing activities	15,734	56,298	50,733
Effect of exchange rate changes on cash	(659)	2,356	(2,307)
Increase (decrease) in cash and cash equivalents	(35,294)	(130,364)	139,052
Cash and cash equivalents at beginning of period	74,048	204,412	65,360
Cash and cash equivalents at end of period	$38,754	$74,048	$204,412
Supplemental cash flow information:
Interest paid	$17,728	$18,711	$18,145
Taxes paid (refunded)	7,438	8,020	(12,649)
Supplemental disclosure of non-cash investing and financing activities:
Adjustment of fair value of decommissioning liabilities capitalized to oil and gas properties	$—	$—	$1,804

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2013
NOTE A – ORGANIZATION AND OPERATIONS

We are geographically diversified oil and gas services company, focused on completion fluids and associated products and services, water management, after-frac flow back, production well testing, offshore rig cooling, compression-based production enhancement, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic oil and gas production business. We were incorporated in Delaware in 1981 and are composed of five reporting segments organized into three divisions – Fluids, Production Enhancement, and Offshore. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Our Fluids Division manufactures and markets clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. The Fluids Division also provides North American onshore oil and gas operators with comprehensive water management services.

Our Production Enhancement Division consists of two operating segments: Production Testing and Compressco. The Production Testing segment provides after-frac flow back, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas producing basins in the United States, Mexico and Canada, as well as in certain basins in certain regions in South America, Africa, Europe, the Middle East, and Australia.

The Compressco segment provides compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. The Compressco segment provides these services throughout many of the onshore oil and gas producing regions of the United States, as well as certain basins in Mexico, Canada, and certain countries in South America, Europe, and the Asia-Pacific region. Beginning June 20, 2011, following the initial public offering of Compressco Partners, L.P. (Compressco Partners), we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea services such well plugging and abandonment and workover services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services.

The Maritech segment is a limited oil and gas production operation. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech’s operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells and production platforms. Maritech intends to acquire a significant portion of the services necessary to abandon and decommission these properties from the Offshore Division’s Offshore Services segment.
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

Reclassifications

Beginning with the three month period ended September 30, 2013, certain ad valorem tax expenses for operating equipment of our Compressco segment have been reclassified as cost of revenues instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amount of such reclassification is $1.5 million and $1.5 million for the year ended December 31, 2012 and 2011, respectively.

Certain other previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassifications was not significant to the prior year's overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of December 31, 2013, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers in accordance with the terms of the escrow agreement.

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

We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. Beginning in 2013, our risk management activities include the use of foreign currency forward purchase and sale derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected international operations.

As a result of the outstanding balances under our variable rate revolving credit facilities, we face market risk exposure related to changes in applicable interest rates. Although we have no interest rate swap contracts outstanding to hedge this potential risk exposure, we have entered into certain fixed interest rate notes, which are scheduled to mature at various dates from 2015 through 2020 and which mitigate this risk on our total outstanding borrowings.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined generally and on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. The changes in allowances for doubtful accounts for the three year period ended December 31, 2013, are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
At beginning of period	$1,085	$1,849	$2,590
Activity in the period:
Provision for doubtful accounts	374	(237)	973
Account chargeoffs	(110)	(527)	(1,714)
At end of period	$1,349	$1,085	$1,849

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of December 31, 2013, and December 31, 2012, are as follows:

	December 31,
	2013	2012
	(In Thousands)
Finished goods	$73,515	$72,312
Raw materials	3,894	5,396
Parts and supplies	22,668	24,497
Work in progress	715	836
Total inventories	$100,792	$103,041

Finished goods inventories include newly manufactured clear brine fluids as well as recycled brines that are repurchased from certain customers. Recycled brines are recorded at cost, using the weighted average method. We provide a reserve for estimated unrealizable inventory equal to the difference between the cost of the inventory and its estimated realizable value.

Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Assets Held for Sale as of December 31, 2013, consists primarily of the estimated fair value of a heavy lift barge from our Offshore Services segment that was reclassified to Assets Held for Sale during late 2012 and was sold in January 2014. In addition, Assets Held for Sale as of December 31, 2013, includes the carrying value of an international Production Testing facility location that was reclassified during 2013.

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

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Prior to being reclassified to assets held for sale in June 2011, oil and gas property leasehold costs were depleted on a unit of production method based on the estimated remaining equivalent proved oil and gas reserves of each field. Oil and gas property well costs were depleted on a unit of production method based on the estimated remaining equivalent proved developed oil and gas reserves of each field. Depreciation and depletion expense, excluding long-lived asset impairments and dry hole costs, for the years ended December 31, 2013, 2012, and 2011 was $76.9 million, $70.7 million, and $87.7 million, respectively.

In December 2012, we sold our corporate headquarters facility pursuant to a sale and leaseback transaction. For further discussion of the terms of this transaction, see Note E – Leases.

Interest capitalized for the years ended December 31, 2013, 2012, and 2011 was $1.6 million, $2.0 million, and $1.2 million, respectively.

Intangible Assets other than Goodwill

Patents, trademarks, and other intangible assets are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 20 years. During 2012, as part of three acquisitions consummated during the year, we acquired intangible assets having a fair value of approximately $27.3 million with estimated useful lives ranging from 3 to 20 years (having a weighted average useful life of 12.1 years). During 2011, as a part of an acquisition consummated during the year, we acquired intangible assets having a fair value of approximately $1.4 million with estimated useful lives ranging from 3 to 6 years (having a weighted average useful life of 5.6 years). Amortization expense of patents, trademarks, and other intangible assets was $5.0 million, $4.5 million, and $2.8 million for the twelve months ended December 31, 2013, 2012, and 2011, respectively, and is included in depreciation, depletion, amortization and accretion. The estimated future annual amortization expense of patents, trademarks, and other intangible assets is $3.7 million for 2014, $3.4 million for 2015, $3.2 million for 2016, $3.0 million for 2017, and $2.9 million for 2018.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. Based on this qualitative assessment, we determined that it was not “more likely than not” that the fair values of any of our reporting units were less than their carrying values as of December 31, 2013. If the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test would consist of a two-step accounting test performed on a reporting unit basis. For purposes of this impairment test, the reporting units are our five reporting segments: Fluids, Production Testing, Compressco, Offshore Services, and Maritech. The first step of the impairment test, if required, is to compare the estimated fair value of any reporting units that have recorded goodwill with the recorded net book value (including goodwill) of the reporting unit. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Purchase business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower.

Because quoted market prices for our reporting units are not available, management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value determinations, including the present value of expected future cash flows using discount rates commensurate with the risks involved in the assets. The resultant fair values calculated for the reporting units are then compared to observable metrics for other companies in our industry or on mergers and acquisitions in our industry, to determine whether those valuations, in our judgment, appear reasonable.

The carrying amount of goodwill for the Fluids and Offshore Services reporting units are net of $23.9 million and $23.2 million, respectively, of accumulated impairment losses. The changes in the carrying amount of goodwill by reporting unit for the three year period ended December 31, 2013, are as follows:

	Fluids	Production Testing	Compressco	Offshore Services	Maritech	Total
	(In Thousands)
Balance as of December 31, 2010	$—	$23,035	$72,161	$3,809	$—	$99,005
Goodwill adjustments	—	—	—	127	—	127
Balance as of December 31, 2011	—	23,035	72,161	3,936	—	99,132
Goodwill acquired during the year	—	90,472	—	—	—	90,472
Balance as of December 31, 2012	—	113,507	72,161	3,936	—	189,604
Goodwill adjustments	—	(1,445)	—	—	—	(1,445)
Balance as of December 31, 2013	$—	$112,062	$72,161	$3,936	$—	$188,159

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

During the fourth quarter of 2012, the Offshore Services segment began pursuing the sale of the TETRA DB-1 heavy lift barge due to decreased demand in the shallow waters of the Outer Continental Shelf of the Gulf of Mexico, where it historically operated. In connection with this decision, an impairment of approximately $7.7 million was recorded to reduce the carrying value of the TETRA DB-1 to its estimated fair value, less estimated cost to sell.

During the first quarter of 2014, the Offshore Services segment sold the TETRA DB-1 heavy lift barge for a sales price of $3.0 million. As a result, an additional impairment of approximately $9.3 million was recorded in December 2013 to reduce the carrying value of the TETRA DB-1 to the sales price.

Impairments of Oil and Gas Properties

During 2011, we identified impairments totaling approximately $15.2 million, net of intercompany eliminations, of the net carrying value of certain Maritech oil and gas properties. The oil and gas property impairments during 2011 were primarily associated with Maritech’s plans to sell its remaining oil and gas producing properties and the reduction in their carrying values to fair value less cost to sell.

Decommissioning Liabilities

Related to Maritech’s remaining oil and gas property decommissioning liabilities, we estimate the third-party fair values (including an estimated profit) to plug and abandon wells, decommission the pipelines and platforms, and clear the sites, and we use these estimates to record Maritech’s decommissioning liabilities, net of amounts allocable to joint interest owners, and any amounts contractually agreed to be paid in the future by the previous owners of the properties. In some cases, previous owners of acquired oil and gas properties are contractually obligated to pay Maritech a fixed amount for the future well abandonment and decommissioning work on these properties as such work is performed. As of December 31, 2013 and 2012, our Maritech subsidiary’s decommissioning liabilities were net of approximately $0.0 million and $7.0 million, respectively, of such future reimbursements from these previous owners.

In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis, and engineering studies. Whenever practical and cost effective, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the liability exceeds (or is less than) our actual out-of-pocket costs, the difference is credited (or charged) to earnings in the period in which the work is performed. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities to be recorded, which, in turn, would increase the carrying values of the related properties or result in direct charges to earnings. Primarily as a result of decommissioning work performed, we recorded total reductions to the decommissioning liabilities for the years 2013, 2012, and 2011 of $119.6 million, $87.4 million, and $94.7 million, respectively. For a further discussion of adjustments and other activity related to Maritech’s decommissioning liabilities, including significant adjustments made during 2013, 2012, and 2011, see Note I – Decommissioning and Other Asset Retirement Obligations.

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

Revenue Recognition

Revenues are recognized when finished products are shipped or services have been provided to unaffiliated customers and only when collectability is reasonably assured. Sales terms for our products are FOB shipping point, with title transferring at the point of shipment. Revenue is recognized at the point of transfer of title. We recognize oil and gas product sales revenues from our Maritech subsidiary’s interests in producing wells as oil and gas is produced and sold from those wells. Oil and gas sold is not significantly different from Maritech’s share of production. With regard to longer-term lump-sum contracts, revenues are recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Total project revenue and cost estimates for lump-sum contracts are reviewed periodically as work progresses, and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. Occasionally we have contracts that contain multiple deliverables, and for such contracts the recognition of revenue is determined based on the realized market values received by the customer as well as the timing of collections under the contract.
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

Repair Costs and Insurance Recoveries

Our Maritech subsidiary incurred significant damage to the majority of its offshore oil and gas producing platforms as a result of Hurricane Ike during 2008 and Hurricanes Katrina and Rita during 2005. This damage included the destruction of six of its offshore platforms. Hurricane damage response efforts consist of (1) the assessment and repair of damaged facilities and equipment; (2) the well intervention, abandonment, decommissioning, and debris removal associated with destroyed offshore platforms; and (3) the construction of replacement platforms and facilities and the redrilling of destroyed wells. The cost to repair and restore damaged assets, including the cost for damage assessment, is expensed as incurred. The estimated cost of expected well intervention, abandonment, decommissioning, and debris removal efforts associated with destroyed offshore platforms is accounted for as part of Maritech’s decommissioning liabilities. The cost to replace destroyed platforms and facilities and redrill destroyed wells is capitalized as incurred as part of oil and gas properties. Subsequent to these storms, Maritech has substantially completed the required hurricane damage response efforts, and, as of December 31, 2013, the remaining work to be performed consists primarily of decommissioning and debris removal efforts on three of the destroyed platforms. We estimate that the remaining future decommissioning and debris removal efforts associated with these remaining platforms will cost approximately $7.7 million, net to our interest, and has been accrued as part of Maritech’s decommissioning liabilities. Actual hurricane response costs could exceed these estimates and, depending on the nature of the cost, could result in significant charges to earnings in future periods.

When it is economical to purchase, we typically maintain insurance protection that we believe to be customary and in amounts sufficient to reimburse us for a majority of our casualty losses. Our insurance coverage is subject to certain overall coverage limits and deductibles. With regard to costs incurred that we believe will qualify for coverage under our various insurance policies, we recognize anticipated insurance recoveries when collection is deemed probable. Any recognition of anticipated insurance recoveries is used to offset the original charge to which the insurance recovery relates. The amount of anticipated insurance recoveries as of December 31, 2013 and 2012, is included in accounts receivable in the accompanying consolidated balance sheets. Anticipated insurance recoveries that have been reflected as insurance receivables were $0 million as of December 31, 2013, and $1.1 million at December 31, 2012.

During December 2010, we initiated legal proceedings against one of Maritech’s underwriters that had disputed that certain hurricane damage related costs incurred or to be incurred qualified as covered costs pursuant to Maritech's windstorm insurance policies. In February 2013, we entered into a settlement agreement with the underwriter, whereby we received $7.6 million, a portion of which was credited to operating expenses during the year ended December 31, 2013

Repair costs incurred and the net book value of any destroyed assets which are covered under our insurance policies are anticipated insurance recoveries which are included in accounts receivable. Repair costs not considered probable of collection are charged to earnings. Insurance recoveries in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received.

Discontinued Operations

We account for our discontinued businesses as discontinued operations and reclassify prior period financial statements to exclude these businesses from continuing operations.

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
We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair value of our long-term Senior Notes at December 31, 2013 and 2012, was approximately $318.4 million and $327.4 million, respectively, compared to a carrying amount of approximately $305.0 million, as current rates as of those dates were more favorable than the Senior Note interest rates. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a Level 2 fair value measurement).
We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a Level 1 measurement). A summary of these fair value measurements as of December 31, 2013, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2013	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$104	$104	—	—
Liability for foreign currency derivative contracts	(52)	(52)	—	—
Total	$52

During 2013 and 2012, our Offshore Services segment recorded total impairment charges of approximately $9.3 million and $8.4 million, respectively, primarily associated with the decision to sell a heavy lift derrick barge, the TETRA DB-1. Accordingly, the carrying value of this vessel was adjusted to estimated fair value less estimated cost to sell, and reclassified as Assets Held for Sale. The fair value is estimated based on current market prices being received for similar vessels, which is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements as of December 31, 2013, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Year-to-Date Impairment
Description	Dec 31, 2013	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Offshore Services assets	$3,000	$—	$—	$3,000	$9,285
Other	—	—	—	—	293
Total	$3,000				$9,578

A summary of these nonrecurring fair value measurements as of December 31, 2012, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Year-to-Date Impairment
Description	Dec 31, 2012	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Offshore Services assets	$14,000	$—	$—	$14,000	$8,360
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
NOTE C — COMPRESSCO PARTNERS, L.P. INITIAL PUBLIC OFFERING

On June 20, 2011, our Compressco Partners subsidiary completed its initial public offering of 2,670,000 common units (representing a 17.3% limited partner interest) in exchange for $53.4 million of gross proceeds (the Offering). Following the issuance of an additional 400,500 units to us in July 2011 as a result of the expiration of an underwriters’ option to purchase additional common units, our ownership in Compressco Partners was increased to 83.2%, including common units, subordinated units, and a 2.0% general partner interest. In connection with the Offering, certain of our wholly owned subsidiaries, including Compressco Partners GP Inc. (the General Partner), contributed substantially all of our Compressco segment’s wellhead compression-based production enhancement service business, operations, and related assets and liabilities to Compressco Partners and its wholly owned subsidiaries. In exchange, including the additional units issued in July 2011, Compressco Partners issued to us 6,427,257 common units (representing a 40.6% limited partner interest), 6,273,970 subordinated units (representing a 39.6% limited partner interests), an aggregate 2.0% general partner interest, and incentive distribution rights. Also, certain directors, executive officers, and other employees of the General Partner were then issued 157,870 restricted units (representing a 1.0% limited partner interest) granted pursuant to a long-term incentive plan. The issuance of the 2,670,000 common units in the Offering at a $20 per unit Offering Price resulted in Compressco Partners receiving $53.4 million of gross proceeds, $32.2 million of which was distributed to us to repay an intercompany loan balance. Approximately $11.2 million of the Offering proceeds was used to satisfy Offering expenses, including underwriters’ discount and approximately $8.0 million that was paid to us by Compressco Partners to reimburse us for costs we incurred on their behalf. The contribution transactions described above represent transactions between entities under common control. Consequently, the contributed assets were recorded at our carrying value.
The contributions of the majority of the operations and related assets and liabilities of our Compressco segment were effected pursuant to the terms of a Contribution, Conveyance and Assumption Agreement (the Contribution Agreement). Compressco Partners is governed by the First Amended and Restated Agreement of

Limited Partnership (the Partnership Agreement). The Partnership Agreement requires Compressco Partners to distribute all of its available cash, as defined in the Partnership Agreement, to the holders of the common units, subordinated units, 2.0% general partner interest, and incentive distribution rights in accordance with the terms of the Partnership Agreement. The Partnership Agreement also provides for the management of Compressco Partners by the General Partner. The reimbursement of direct and indirect costs incurred by us in providing personnel and services on behalf of Compressco Partners, as well as other transactions between us and Compressco Partners, is governed by the terms of an Omnibus Agreement between us and Compressco Partners.

Following the Offering, and the subsequent granting and vesting of director, officer, and employee equity awards, approximately 17.7% and 17.2% of Compressco Partners is owned by public unitholders as of December 31, 2013 and 2012, respectively, and reflected as a noncontrolling interest in our consolidated financial statements.
NOTE D – ACQUISITIONS AND DISPOSITIONS

Acquisition of Limited Liability Company Interest

On January 16, 2014, we finalized the purchase of the remaining 50% ownership interest of Ahmad Albinali & TETRA Arabia Company Ltd. (TETRA Arabia, a Saudi Arabian limited liability company) for consideration of $25.2 million. The closing of this transaction was pursuant to the terms of the Share Sale and Purchase Agreement entered into as of October 1, 2013, with the outside shareholder in TETRA Arabia. TETRA Arabia is a provider of production testing services, offshore rig cooling services, and clear brine fluids products and related services to its primary customer in Saudi Arabia. The acquisition of the remaining 50% interest of TETRA Arabia results in the Production Testing and Fluids segments owning a 100% interest in its Saudi Arabian operations, which it will operate directly through the TETRA Arabia entity. Prior to the transaction, our 50% ownership interest in TETRA Arabia was accounted for under the equity method of accounting, whereby our investment was classified as Other Assets in our consolidated balance sheets, and our share of company earnings was classified as Other Income in the consolidated statements of operations. Following the acquisition, TETRA Arabia will be consolidated as a wholly owned subsidiary. The $25.2 million purchase price for the 50% ownership interest includes $15.0 million that was paid at closing, and an additional $10.2 million that will be payable June 16, 2014.

As a result of the purchase of the remaining 50% ownership interest of TETRA Arabia, during the first quarter of 2014, we will remeasure to fair value our existing investment carrying value in TETRA Arabia and allocate this value to the consolidated balance sheet line items and record a remeasurement gain. Fair value measurements will also be used to record a charge to earnings associated with the termination of our existing relationship with the previous shareholder. As of March 3, 2014, a preliminary allocation of the fair value of the existing investment and the purchase price of the acquired interest in TETRA Arabia had yet to be calculated, but will be determined during the first quarter of 2014. Accordingly, disclosure of the allocation of the purchase price to the applicable TETRA Arabia balance sheet line items and the pro forma presentation reflecting the impact of the acquisition of the remaining interest will be presented in subsequent filings.

Acquisition of TD Water Transfer

On January 29, 2014, we acquired the assets and operations of WIT Water Transfer, LLC (doing business as TD Water Transfer) for a cash purchase price of $15.0 million paid at closing. In addition, additional contingent consideration of up to $8.0 million may be paid, depending on a defined measure of earnings over each of the two years subsequent to closing. TD Water Transfer is a provider of water management services to oil and gas operators in the South Texas and North Dakota regions, and the acquisition represented a strategic geographic expansion of our Fluids segment operations, allowing it to serve customers in additional basins in the U.S. As of March 3, 2014, a preliminary allocation of the TD Water Transfer purchase price had yet to be calculated, but will be determined during the first half of 2014. Accordingly, disclosure of the allocation of the purchase price to the applicable TD Water Transfer balance sheet line items and the pro forma presentation reflecting the impact of the TD Water Transfer acquisition will be presented in subsequent filings.

Acquisition of OPTIMA

On March 9, 2012, we acquired 100% of the outstanding common stock of Optima Solutions Holdings Limited (OPTIMA), a provider of offshore oil and gas rig cooling services and associated products that suppress heat generated by high-rate flaring of hydrocarbons during offshore oil and gas well test operations. The acquisition of OPTIMA, which is based in Aberdeen, Scotland, enables our Production Testing segment to provide its customers with a broader range of associated services and expands the segment’s presence in many significant global markets. Including the impact of additional working capital received and other adjustments to the purchase price, we paid 41.2 million pounds sterling (approximately $65.0 million equivalent at the time of closing) in cash as the purchase price for the OPTIMA stock at closing and may pay up to an additional 4 million pounds sterling in contingent consideration, depending on a defined measure of earnings for OPTIMA over each of the two years subsequent to the closing.

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $3.0 million of net working capital; $16.8 million of property, plant, and equipment; $20.4 million of certain intangible assets; $7.2 million of deferred and other tax liabilities; $3.5 million of other liabilities associated with the contingent consideration; and $35.6 million of nondeductible goodwill. The fair value of the obligation to pay the contingent consideration was calculated based on the anticipated earnings for OPTIMA over each of the two twelve month periods subsequent to the closing and could increase (up to 4 million pounds sterling) or decrease (to zero) depending on OPTIMA’s actual and expected earnings going forward. Increases or decreases in the value of the anticipated contingent consideration liability due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. Subsequent to the acquisition, the liability associated with the contingent consideration was adjusted downward by approximately $2.4 million (approximately $1.2 million of which was adjusted during the year ended December 31, 2013), and this amount was credited to earnings. The $35.6 million of goodwill recorded to our Production Testing segment as a result of the OPTIMA acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. For the year ended December 31, 2012, our revenues, depreciation and amortization, and income before taxes included $20.2 million, $3.1 million, and $2.5 million, respectively, associated with the acquired operations of OPTIMA after the closing in March 2012. In addition to the above impact on our results of operations, transaction costs associated with the acquisition of OPTIMA of approximately $1.3 million were also charged to general and administrative expense during the year ended December 31, 2012.

Acquisition of ERS

On April 23, 2012, we acquired the assets and operations of Eastern Reservoir Services (ERS), a division of Patterson-UTI Energy, Inc., for a cash purchase price of $42.5 million. ERS was a provider of production testing and after-frac flow back services to oil and gas operators in the Appalachian and U.S. Rocky Mountain regions, and the acquisition represented a strategic geographic expansion of our existing Production Testing segment operations, allowing it to serve customers in additional basins in the U.S.
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

Acquisition of Greywolf

On July 31, 2012, we acquired the assets and operations of Greywolf Production Systems Inc. and GPS Ltd. (together, Greywolf) for a cash purchase price of approximately $55.5 million. Greywolf was a provider of production testing and after-frac flow back services to oil and gas operators in western Canada and the U.S. Williston Basin (including the Bakken formation) and the Niobrara Shale formation of the U.S. Rocky Mountain region. This acquisition represented an additional strategic geographic expansion of our existing Production Testing segment operations.

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

Pro Forma Financial Information (Unaudited)

The pro forma information presented below has been prepared to give effect to the acquisitions of OPTIMA, ERS, and Greywolf as if they had occurred at the beginning of the period presented and include the impact from the allocation of the purchase price on depreciation and amortization. This pro forma information does not include the impact of the January 2014 acquisitions of TD Water Transfer or the limited liability company interest of TETRA Arabia, as the initial allocation of the purchase price for these acquisitions has yet to be calculated. The aggregate pro forma impact of the sale of equipment and oil and gas producing properties described below is not material and is not included in the following pro forma information. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that we will achieve after the acquisitions.

Year Ended
December 31, 2012
(In Thousands)
Revenues	$924,795
Depreciation, depletion, amortization, and accretion	$78,826
Gross profit	$179,143
Income before discontinued operations	$25,858
Net income	$25,861
Net income attributable to TETRA stockholders	$23,064

Per share information:
Income before discontinued operations attributable to TETRA stockholders
Basic	$0.30
Diluted	$0.29
Net income attributable to TETRA stockholders
Basic	$0.30
Diluted	$0.29
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

On May 31, 2011, Maritech completed the sale of approximately 79% of its proved oil and gas reserves as of December 31, 2010, to Tana Exploration Company LLC (Tana), a subsidiary of TRT Holdings, Inc. (TRT), pursuant to a Purchase and Sale Agreement dated April 1, 2011. The sale was made to Tana for a base purchase price of $222.3 million. At the closing of the sale, Tana assumed approximately $72.7 million of associated asset retirement obligations, and Maritech received $173.3 million cash at closing, representing the base purchase price less $11.1 million that consisted of a deposit that was paid in April 2011 and purchase price adjustments, including those adjustments reflecting cash flows subsequent to the January 1, 2011, effective date. The proceeds were subject to additional post-closing adjustments. As a result of the sale, we recorded a consolidated gain on sale of assets of $56.8 million. Due to Maritech’s continuing efforts to sell its remaining oil and gas properties, such properties were reclassified to Assets Held for Sale, and their net book values have been adjusted to fair value, less cost to dispose. In connection with the sale of Maritech oil and gas producing properties, during the second quarter of 2011, we charged to general and administrative expenses approximately $2.7 million of employee retention and incentive benefits paid in connection with these sales.

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

Future minimum lease payments by year and in the aggregate, under non-cancelable capital and operating leases with terms of one year or more, and including the headquarters facility lease discussed above, consist of the following at December 31, 2013:

	Capital Lease	Operating Leases
	(In Thousands)
2014	$76	$12,537
2015	76	8,613
2016	76	6,157
2017	76	5,335
2018	76	4,936
After 2018	76	36,805
Total minimum lease payments	$456	$74,383

Rental expense for all operating leases was $37.7 million, $23.9 million, and $18.5 million in 2013, 2012, and 2011, respectively.
NOTE F — INCOME TAXES

The income tax provision (benefit) attributable to continuing operations for the years ended December 31, 2013, 2012, and 2011, consists of the following:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Current
Federal	$530	$1,362	$(1,661)
State	(225)	683	1,294
Foreign	6,065	9,396	6,875
	6,370	11,441	6,508
Deferred
Federal	(6,685)	(361)	(7,053)
State	(1,121)	(495)	(2,258)
Foreign	(2,018)	(1,156)	3,554
	(9,824)	(2,012)	(5,757)
Total tax provision (benefit)	$(3,454)	$9,429	$751

A reconciliation of the provision (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate for the years ended December 31, 2013, 2012, and 2011, to income before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Income tax provision (benefit) computed at statutory federal income tax rates	$(45)	$9,864	$2,182
State income taxes (net of federal benefit)	(875)	122	(627)
Nondeductible meals and entertainment	1,382	1,460	1,046
Impact of international operations	(3,538)	(2,377)	(1,229)
Other	(378)	360	(621)
Total tax provision (benefit)	$(3,454)	$9,429	$751

The provision (benefit) for income taxes includes amounts related to the anticipated repatriation of certain earnings of our non-U.S. subsidiaries. Undistributed earnings above the amounts upon which taxes have been provided, which was $48.9 million at December 31, 2013, are intended to be permanently invested. It is not practicable to determine the amount of applicable taxes that would be incurred if any such earnings were repatriated.

Income (loss) before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Domestic	$(14,322)	$2,206	$(9,167)
International	14,194	25,977	15,400
Total	$(128)	$28,183	$6,233

A reconciliation of the beginning and ending amount of our gross unrecognized tax benefit liability is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Gross unrecognized tax benefits at beginning of period	$2,327	$1,552	$1,849
Additions related to acquisitions	—	742	—
Increases in tax positions for prior years	—	—	—
Decreases in tax positions for prior years	(118)	—	—
Increases in tax positions for current year	202	313	—
Settlements	—	—	—
Lapse in statute of limitations	(393)	(280)	(297)
Gross unrecognized tax benefits at end of period	$2,018	$2,327	$1,552

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2013, 2012, and 2011, we recognized $(0.2) million, $0.3 million, and $0.3 million, respectively, of interest and penalties to the provision for income tax. As of December 31, 2013 and 2012, we had $2.1 million and $2.3 million, respectively, of accrued potential interest and penalties associated with these uncertain tax positions. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $2.1 million and $2.6 million as of December 31, 2013 and 2012, respectively. We do not expect a significant change to the unrecognized tax benefits during the next twelve months.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2010
United States – State and Local	2002
Non-U.S. jurisdictions	2007

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We will establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2013 and 2012, are as follows:

	December 31,
	2013	2012
	(In Thousands)
Net operating losses	$51,130	$20,888
Foreign tax credits and alternative minimum tax credits	10,233	6,976
Accruals	30,057	46,259
All other	2,856	2,130
Total deferred tax assets	94,276	76,253
Valuation allowance	(3,747)	(4,048)
Net deferred tax assets	$90,529	$72,205

	December 31,
	2013	2012
	(In Thousands)
Excess book over tax basis in property, plant, and equipment	$85,035	$78,614
All other	8,414	7,506
Total deferred tax liability	93,449	86,120
Net deferred tax liability	$2,920	$13,915

The change in the valuation allowance during 2013 primarily relates to the utilization and expiration of certain state net operating losses that were previously fully valued. The increase (decrease) in the valuation allowance during the years ended December 31, 2013, 2012, and 2011 were ($0.3) million, ($0.7) million, and ($2.4) million, respectively. We believe the ability to generate sufficient taxable income may not allow us to realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided.

At December 31, 2013, we had approximately $242.3 million of federal, foreign and state net operating loss carryforwards. In those countries and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2014 through 2033. At December 31, 2013, we had $9.4 million of foreign tax credits available to offset future payment of federal income taxes. The foreign tax credits expire in varying amounts from 2020 through 2023.

NOTE G — ACCRUED LIABILITIES

Accrued liabilities are detailed as follows:

	December 31,
	2013	2012
	(In Thousands)
Compensation and employee benefits	$15,221	$15,248
Accrued interest	2,473	2,740
Accrued capital expenditures	11,496	8,130
Deferred tax liability	2,177	2,388
Other accrued liabilities	33,650	44,748
Total accrued liabilities	$65,017	$73,254

NOTE H – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		December 31, 2013	December 31, 2012
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	October 29, 2015	$52,768	$51,218
Compressco Partners' bank credit facility	October 15, 2017	29,959	10,050
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.30% Senior Notes, Series 2008-A	April 30, 2013	—	35,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.0% Senior Notes, Series 2013	April 29, 2020	35,000	—
European bank credit facility		—	—
Other		89	441
Total debt		387,816	366,709
Less current portion		(89)	(35,441)
Total long-term debt		$387,727	$331,268
Scheduled maturities for the next five years and thereafter are as follows:

Year Ending December 31,
(In Thousands)
2014	$89
2015	172,727
2016	90,000
2017	65,000
2018	—
Thereafter	60,000
Total maturities	$387,816

Bank Credit Facilities

Our Bank Credit Facility

On October 29, 2010, we amended our existing bank revolving credit facility agreement with a syndicate of banks, whereby the credit facility was decreased from $300 million to $278 million and its scheduled maturity was extended from June 2011 to October 2015. In addition, the amended credit facility agreement (the Credit Agreement) allows us to increase the facility by $150 million up to a $428 million limit upon the agreement of the lenders and the satisfaction of certain conditions. As of December 31, 2013, we had a balance of approximately $52.8 million outstanding on the amended revolving credit facility, as well as $9.5 million in letters of credit and guarantees against the $278 million availability under the amended revolving credit facility, leaving a net availability of approximately $215.7 million.

Under the Credit Agreement, which matures on October 29, 2015, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. The weighted average interest rate on borrowings outstanding as of December 31, 2013, was 2.4% per annum. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, aggregate annual acquisitions, and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement, as discussed above. Significant deterioration of the financial ratios could result in a default under the Credit Agreement and, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. In June 2011, associated with the contribution of the majority of the operations and related assets and liabilities of our Compressco segment into Compressco Partners, Compressco Partners was designated as an unrestricted subsidiary and is no longer a borrower or a guarantor under our bank credit facility.

The Credit Agreement includes cross-default provisions relating to any other indebtedness greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of December 31, 2013. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement covering the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.9 million equivalent as of December 31, 2013), with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14 business days notice and contains standard provisions in the event of default. As of December 31, 2013, we had no borrowings pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On June 24, 2011, Compressco Partners entered into a credit agreement with JPMorgan Chase Bank, N.A., which was amended on December 4, 2012, and May 14, 2013 (as amended, the Previous Partnership Credit Agreement), whereby, among other modifications, the maximum credit commitment under the credit facility was increased from $20.0 million to $40.0 million. Under the Previous Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, were named as borrowers, and all obligations under the Previous Partnership Credit Agreement were guaranteed by all of its existing and future, direct and indirect, domestic subsidiaries. The Previous Partnership Credit Agreement included a maximum credit commitment of $40.0 million and was available for letters of credit (with a sublimit of $5.0 million) and included an uncommitted $20.0 million expansion feature. The Previous Partnership Credit Agreement was available to be used to fund Compressco Partners' working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future acquisitions. So long as Compressco Partners was not in default, the Previous Partnership Credit Agreement could also be used to fund quarterly distributions. Borrowings under the Previous Partnership Credit Agreement were subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the Previous Partnership Credit Agreement was June 24, 2015. Borrowings under the Previous Partnership Credit Agreement bore interest at a rate equal to three month British Bankers Association LIBOR (adjusted to reflect any required bank reserves) plus a margin of 2.25% per annum.

On October 15, 2013, Compressco Partners entered into a new asset-based revolving credit agreement with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the New Partnership Credit Agreement), which replaced the Previous Partnership Credit Agreement. Under the New Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all obligations under the New Partnership Credit Agreement are guaranteed by all of its existing and future, direct and indirect, domestic subsidiaries. The New Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million), and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the New Partnership Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of December 31, 2013, Compressco Partners had a balance outstanding under the New Partnership Credit Agreement of $30.0 million and had availability under the New Partnership Credit Agreement of $37.0 million, based upon a $67.4 million borrowing base and the $30 million outstanding balance.

The New Partnership Credit Agreement may be used to fund Compressco Partners' working capital needs, letters of credit, and for general partnership purposes, including the repayment of the indebtedness under the Previous Partnership Credit Agreement, capital expenditures, and potential future expansions or acquisitions. So long as Compressco Partners is not in default, the New Partnership Credit Agreement could also be used to fund its quarterly distributions at the option of the board of directors of its general partner (provided, that after giving effect to such distributions, Compressco Partners will be in compliance with the financial covenants). The initial borrowings under the New Partnership Credit Agreement were used to repay in full all amounts outstanding under the Previous Partnership Credit Agreement. Borrowings under the New Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Partnership Credit Agreement is October 15, 2017.

Borrowings under the New Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners' option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by us), plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. The weighted average interest rate on borrowings outstanding as of December 31, 2013, was 2.5625% per annum. In addition to paying interest on outstanding principal under the New Partnership Credit Agreement, Compressco Partners is required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.375% per annum, paid quarterly in arrears. Compressco Partners is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The New Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Partnership Credit Agreement includes customary negative covenants, which, among other things, limits Compressco Partners' ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the New Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of Compressco Partners' assets (excluding real property) and its existing and future, direct and indirect domestic subsidiaries, and all of the capital stock of its existing and future, direct and indirect subsidiaries (limited, in the case of foreign subsidiaries, to 65% of the capital stock of first tier foreign subsidiaries).

Senior Notes

Each of our issuances of senior notes (collectively, the Senior Notes) are governed by the terms of the Master Note Purchase Agreement dated September 2004, as supplemented, the Note Purchase Agreements dated April 2008 and April 2013, or the Master Note Purchase Agreement dated September 23, 2010, (collectively, the Note Purchase Agreements). We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements, as supplemented, contain customary covenants and restrictions, require us to maintain certain financial ratios, and contain customary default provisions, as well as a cross-default provision relating to any other of our indebtedness of $20.0 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements as of December 31, 2013. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

In April 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement dated April 29, 2013. On April 30, 2013, we utilized the proceeds from the issuance to repay the 2008-A Senior Notes. The Series 2013 Senior Notes bear interest at the fixed rate of 4.00% and mature on April 29, 2020. Interest on the Series 2013 Senior Notes is due semiannually on April 29 and October 29 of each year. The Senior Notes were sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 2033.
NOTE I – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the remaining future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with its remaining offshore platforms previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners and any contractual amounts to be paid by the previous owners of the oil and gas properties when the liabilities are satisfied. We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The value of our asset retirement obligations for non-Maritech properties was approximately $7.6 million and $7.5 million as of December 31, 2013 and 2012, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. These estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the asset.

The changes in the asset retirement obligations during the most recent two year period are as follows:

	Year Ended December 31,
	2013	2012
	(In Thousands)
Beginning balance for the period, as reported	$94,921	$139,835
Activity in the period:
Accretion of liability	673	1,536
Retirement obligations incurred	—	—
Revisions in estimated cash flows	74,946	40,986
Settlement of retirement obligations	(119,636)	(87,436)
Ending balance	$50,904	$94,921

We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. For our Maritech segment, the timing and amounts of these cash flows are subject to changes in the energy industry environment and other factors and may result in additional liabilities to be recorded. During 2013 and 2012, we increased the estimated cash flows to decommission these properties by approximately $75.0 million and $41.0 million, respectively, which resulted in approximately $75.3 million and $40.8 million, respectively, of direct charges to expense during these years. These increased estimates are included in the revisions in estimated cash flows in the table above. A portion of the excess decommissioning costs recorded during 2013 and 2012 was associated with properties not operated by Maritech and also include additional work incurred and anticipated to be required, including remediation work required on certain wells that had been previously plugged.

Our estimate of remaining hurricane related decommissioning costs is approximately $7.7 million and has been accrued as part of Maritech’s decommissioning liabilities. Settlements of asset retirement obligations during 2013 include approximately $5.3 million of obligations associated with oil and gas properties that were sold by Maritech during the year.
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

Product Purchase Obligations

In the normal course of our Fluids Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2013, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Fluids Division’s supply agreements was approximately $205.9 million, including $14.3 million during 2014, $14.3 million during 2015, $14.3 million during 2016, $14.3 million during 2017, $12.4 million during 2018, and $136.4 million thereafter, extending through 2029. Amounts purchased under these agreements for each of the years ended December 31, 2013, 2012, and 2011, was $21.3 million, $17.7 million, and $15.3 million, respectively.
NOTE K — CAPITAL STOCK

Our Restated Certificate of Incorporation authorizes us to issue 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2013, we had 78,855,547 shares of common stock outstanding, with 2,478,084 shares held in treasury, and no shares of preferred stock outstanding. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock. A summary of the activity of our common shares outstanding and treasury shares held for the three year period ending December 31, 2013, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2013	2012	2011
At beginning of period	78,112,032	77,423,415	76,291,745
Exercise of common stock options, net	373,106	580,097	858,727
Grants of restricted stock, net	370,409	108,520	272,943
At end of period	78,855,547	78,112,032	77,423,415

Treasury Shares Held	Year Ended December 31,
	2013	2012	2011
At beginning of period	2,334,137	2,249,959	1,533,653
Shares received upon exercise of common stock options	119,477	81,616	592,992
Shares received upon vesting of restricted stock, net	24,470	2,562	123,314
At end of period	2,478,084	2,334,137	2,249,959

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

In January 2004, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. During the three years ending December 31, 2013, we made no purchases of our common stock pursuant to this authorization.
NOTE L — EQUITY-BASED COMPENSATION

We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, consultants, and directors. Incentive stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense, net of taxes, for the three years ended December 31, 2013, 2012, and 2011 was $4.4 million, $6.1 million, and $4.1 million, respectively.

The Black-Scholes option-pricing model is used to estimate option fair values. This option-pricing model requires a number of assumptions, of which the most significant are: expected stock price volatility, the expected pre-vesting forfeiture rate, and the expected option term (the amount of time from the grant date until the options are exercised or expire). Expected volatility was calculated based upon actual historical stock price movements over the most recent periods ending December 31, 2013, equal to the expected option term. Expected pre-vesting forfeitures were estimated based on actual historical pre-vesting forfeitures over the most recent periods ending December 31, 2013, for the expected option term.

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

In May 2011, our stockholders approved the adoption of the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan. Pursuant to this plan, we were authorized to grant up to 2,200,000 shares in the form of stock options, restricted stock, bonus stock, stock appreciation rights, and performance awards to employees, consultants, and non-employee directors. On May 3, 2013, shareholders approved the TETRA Technologies, Inc. 2011 Long Term Incentive Compensation Plan which, among other things, increased the number of authorized shares to 5,600,000.

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

Grants of Restricted Common Stock

During each of the three years ended December 31, 2013, we granted to certain officers, directors and employees restricted shares, which generally vest over a three to five year period. During 2013, we granted a total of 490,684 restricted shares, having an average market value (equal to the closing price of the common stock on the dates of grant) of $10.37 per share, or an aggregate market value of $5.1 million. During 2012, we granted a total of 523,096 restricted shares, having an average market value (equal to the closing price of the common stock on the dates of grant) of $6.83 per share, or an aggregate market value of $3.6 million. During 2011, we granted a total of 397,907 restricted shares, having an average market value (equal to the quoted closing price of the common stock on the dates of grant) of $12.43 per share, or an aggregate market value of $4.9 million, at the date of grant. The fair value of awards vesting during 2013, 2012, and 2011, was approximately $3.6 million, $4.8 million, and $5.2 million, respectively.

The following is a summary of restricted stock activity for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Nonvested restricted shares outstanding at December 31, 2012	621	$8.49
Shares granted	490	10.37
Shares cancelled	(76)	9.10
Shares vested	(391)	9.11
Nonvested restricted shares outstanding at December 31, 2013	644	$9.47

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

The following is a summary of Compressco Partners’ equity award activity for the year ended December 31, 2013:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2012	153	$16.07
Units granted	74	20.28
Units cancelled	(18)	15.65
Units vested	(76)	16.43
Nonvested units outstanding at December 31, 2013	133	$18.25

 Grants of Options to Purchase Common Stock

The following is a summary of stock option activity for the year ended December 31, 2013:

	Shares Under Option	Weighted Average Option Price Per Share
	(In Thousands)
Outstanding at December 31, 2012	4,333	$11.85
Options granted	695	10.38
Options cancelled	(339)	14.00
Options exercised	(397)	5.48
Outstanding at December 31, 2013	4,292	$12.03

Expected to vest	1,000	$9.47
Exercisable, end of year	3,293	$12.81
Available for grant, end of year	4,289
The total intrinsic value, or the difference between the exercise price and the market price on the date of exercise, of all options exercised during the three years ended December 31, 2013, 2012, and 2011, was approximately $0.7 million, $0.6 million, and $2.5 million, respectively. The intrinsic value of options outstanding as of December 31, 2013, was $13.7 million, the intrinsic value of options expected to vest as of December 31, 2013 was $2.9 million, and the intrinsic value of options exercisable as of December 31, 2013, was $10.8 million. Cash received from stock options exercised during the three years ended December 31, 2013, 2012, and 2011, was $2.3 million, $0.9 million, and $3.4 million, respectively. Recognized excess tax benefits (adjustments) related to the exercise of stock options during the three years ended December 31, 2013, 2012, and 2011, were $(0.1) million, $(1.7) million, and $1.3 million, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for each of the three years ended December 31, 2013:

Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	54% to 74%	74% to 75%	72% to 75%
Expected life of options	4.9 years	4.8 years	4.7 years
Risk free interest rate	0.76% to 1.48%	0.62% to 1.03%	0.87% to 2.24%
Expected dividend yield	—	—	—

The weighted average fair value of options granted during the years ended December 31, 2013, 2012, and 2011 using the Black-Scholes model was $6.00, $4.06, and $7.55 per share, respectively. Total estimated unrecognized compensation cost from unvested stock options and restricted stock as of December 31, 2013, was approximately $8.4 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

During 2013, 2012, and 2011, we received 40,163, 24,121 and 52,065 shares, respectively, of our common stock related to the vesting of certain employee restricted stock. Such surrendered shares received by us are included in treasury stock. At December 31, 2013, net of options previously exercised pursuant to our various equity compensation plans, we have a maximum of 6,178,178 shares of common stock issuable pursuant to awards previously granted and outstanding and awards authorized to be granted in the future.
NOTE M — 401(k) PLAN

We have a 401(k) retirement plan (the Plan) that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. We have historically matched 50% of each employee’s contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to our 401(k) plan was $4.2 million, $3.5 million, and $3.3 million in 2013, 2012, and 2011, respectively.
NOTE N — DEFERRED COMPENSATION PLAN

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were thirty participants in the program at December 31, 2013. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2013, the amounts payable under the plan approximated the value of the corresponding assets we owned.
NOTE O – MARKET RISKS AND DERIVATIVE AND HEDGE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have currency exchange rate risk exposure related to transactions denominated in a foreign currency as well as to investments in certain of our international operations. As a result of our variable rate bank credit facilities, including the variable rate credit facility of Compressco Partners, we face market risk exposure related to changes in applicable interest rates. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. In addition, we have market risk exposure in the sales prices we receive for the remainder of our oil and gas production. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures. Prior to the execution of the purchase and sale agreement in April 2011 pursuant to which we sold substantially all of our remaining Maritech oil and gas properties in May 2011, we utilized cash flow commodity hedge transactions to reduce our exposure related to the volatility of oil and gas prices. As indicated below, these cash flow commodity hedge contracts were liquidated in the second quarter of 2011. For these and other hedge contracts qualifying for hedge accounting treatment, we formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives, our strategies for undertaking various hedge transactions, and our methods for assessing and testing correlation and hedge ineffectiveness. All hedging instruments are linked to the hedged asset, liability, firm commitment, or forecasted transaction. We also assess, both at the inception of the hedge and on an ongoing basis, whether the derivatives that are used in these hedging transactions are highly effective in offsetting changes in cash flows of the hedged items.

Derivative Contracts

Foreign Currency Derivative Contracts. In October 2013, we and Compressco Partners began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2013, we and Compressco Partners had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Value Date
	(In Thousands)
Forward sale Mexican pesos	$10,332	13.01	1/17/2014
Forward purchase Mexican pesos	$5,928	13.01	1/17/2014
Forward purchase euros	$7,984	1.38	1/17/2014
Forward purchase pounds sterling	$3,149	1.63	1/17/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 1 measurement) . The fair values of our foreign currency derivative instruments as of December 31, 2013, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2013
		(In Thousands)
Forward purchase contracts	Current assets	$72
Forward sale contracts	Current assets	32
Forward purchase contracts	Current liabilities	(52)
Total		$52

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2013, we recognized approximately $34,000 of net losses associated with our foreign currency derivative program.

Oil and gas commodity derivative contracts. In April 2011, following the execution of the purchase and sale agreement pursuant to which Maritech agreed to sell approximately 79% of its proved reserves as of December 31,

2011, we liquidated our remaining oil hedge contracts and paid $14.2 million to the counterparty. Therefore, from April 2011 forward, we have no remaining cash flow hedging swap contracts outstanding associated with our Maritech subsidiary’s oil or gas production.

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

As the hedge contracts were highly effective, the effective portion of the gain, net of taxes, from changes in contract fair value, including the gain on the liquidated oil swap contracts, is included in accumulated other comprehensive income within stockholders’ equity as of December 31, 2011. Pretax gains and losses associated with oil and gas derivative swap contracts for the year ended December 31, 2011, are summarized below:

	Year Ended December 31, 2011
Derivative swap contracts	Oil	Natural Gas	Total
	(In Thousands)
Amount of pretax gain reclassified from accumulated other comprehensive income into product sales revenue (effective portion)	$1,177	$—	$1,177
Amount of pretax gain (loss) from change in derivative fair value recognized in other comprehensive income	(7,854)	—	(7,854)
Amount of pretax gain (loss) recognized in other income (expense) (ineffective portion)	(13,947)	—	(13,947)

Other Hedge Contracts

Transaction gains and losses attributable to a foreign currency transaction that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity is subject to the same accounting as translation adjustments. As such, the effect of a rate change on a foreign currency hedge is the same as the accounting for the effect of the rate change on the net foreign investment; both are recorded in the cumulative translation account, a component of stockholders’ equity, and are partially or fully offsetting. In July 2012, we borrowed 10.0 million euros (approximately $13.8 million equivalent as of December 31, 2013) and designated the borrowing as a hedge of our net investment in our European operations. Changes in the foreign currency exchange rate have resulted in a cumulative change to the cumulative translation adjustment account of $1.1 million net of taxes, at December 31, 2013, with no ineffectiveness recorded.
NOTE P — INCOME PER SHARE

The following is a reconciliation of the common shares outstanding with the number of shares used in the computation of income per common and common equivalent share:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Number of weighted average common shares outstanding	77,954	77,293	76,616
Assumed exercise of stock options	886	670	1,375
Average diluted shares outstanding	78,840	77,963	77,991

For the year ended December 31, 2013, the average diluted shares outstanding excludes the impact of 2,061,534 of average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the year ended December 31, 2012, the average diluted shares outstanding excludes the impact of 2,832,192 of average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the year ended December 31, 2011, the average diluted shares outstanding excludes the impact of 2,831,118 of average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.
NOTE Q – INDUSTRY SEGMENTS AND GEOGRAPHIC INFORMATION

We manage our operations through five operating segments: Fluids, Production Testing, Compressco, Offshore Services, and Maritech.

Our Fluids Division manufactures and markets clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. The Fluids Division also provides North American onshore oil and gas operators with comprehensive water management services.

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

The Compressco segment provides compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. The Compressco segment provides these services throughout many of the onshore oil and gas producing regions of the United States, as well as certain basins in Mexico, Canada, and certain countries in South America, Europe, and the Asia-Pacific region. Beginning June 20, 2011, following the initial public offering of Compressco Partners, we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea services such as well plugging and abandonment and workover services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated air diving services.

The Maritech segment is a limited oil and gas production operation. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech’s operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells and production platforms. Maritech intends to acquire a significant portion of these services from the Offshore Division’s Offshore Services segment.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$281,585	$257,558	$229,426
Production Enhancement Division
Production Testing	—	—	—
Compressco	8,293	6,322	13,201
Total Production Enhancement Division	8,293	6,322	13,201
Offshore Division
Offshore Services	4,707	6,267	4,921
Maritech	5,560	6,008	81,941
Total Offshore Division	10,267	12,275	86,862
Consolidated	$300,145	$276,155	$329,489

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Services and rentals
Fluids Division	$101,040	$76,858	$75,032
Production Enhancement Division
Production Testing	195,983	207,984	139,755
Compressco	112,994	103,144	82,567
Intersegment eliminations	(1,747)	(2,354)	—
Total Production Enhancement Division	307,230	308,774	222,322
Offshore Division
Offshore Services	200,983	218,477	217,341
Maritech	—	150	799
Intersegment eliminations	—	—	—
Total Offshore Division	200,983	218,627	218,140
Corporate overhead	—	417	292
Consolidated	$609,253	$604,676	$515,786

Intersegment revenues
Fluids Division	$38	$132	$78
Production Enhancement Division
Production Testing	—	—	1
Compressco	—	—	—
Total Production Enhancement Division	—	—	1
Offshore Division
Offshore Services	50,122	41,199	65,038
Maritech	—	—	—
Intersegment eliminations	(50,122)	(41,199)	(65,036)
Total Offshore Division	—	—	2
Intersegment eliminations	(38)	(132)	(81)
Consolidated	$—	$—	$—

Total revenues
Fluids Division	$382,663	$334,548	$304,536
Production Enhancement Division
Production Testing	195,983	207,984	139,756
Compressco	121,287	109,466	95,768
Intersegment eliminations	(1,747)	(2,354)	—
Total Production Enhancement Division	315,523	315,096	235,524
Offshore Division
Offshore Services	255,812	265,943	287,300
Maritech	5,560	6,158	82,740
Intersegment eliminations	(50,122)	(41,199)	(65,036)
Total Offshore Division	211,250	230,902	305,004
Corporate overhead	—	417	292
Intersegment eliminations	(38)	(132)	(81)
Consolidated	$909,398	$880,831	$845,275

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Depreciation, depletion, amortization, and accretion
Fluids Division	$22,508	$19,034	$19,596
Production Enhancement Division
Production Testing	27,262	22,261	13,893
Compressco	14,511	13,398	12,791
Total Production Enhancement Division	41,773	35,659	26,684
Offshore Division
Offshore Services	14,254	16,650	14,502
Maritech	123	1,039	31,314
Intersegment eliminations	—	—	(174)
Total Offshore Division	14,377	17,689	45,642
Corporate overhead	2,327	3,365	2,917
Consolidated	$80,985	$75,747	$94,839

Interest expense
Fluids Division	$37	$77	$121
Production Enhancement Division
Production Testing	19	13	32
Compressco	500	81	(20)
Total Production Enhancement Division	519	94	12
Offshore Division
Offshore Services	109	109	45
Maritech	11	98	78
Intersegment eliminations	—	—	—
Total Offshore Division	120	207	123
Corporate overhead	16,741	17,000	16,939
Consolidated	$17,417	$17,378	$17,195

Income (loss) before taxes and discontinued operations
Fluids Division	$69,438	$50,830	$32,076
Production Enhancement Division
Production Testing	14,093	39,847	35,969
Compressco	20,200	20,598	15,799
Intersegment eliminations	(105)	—	—
Total Production Enhancement Division	34,188	60,445	51,768
Offshore Division
Offshore Services	22,870	21,706	18,455
Maritech	(64,365)	(42,790)	(26,275)
Intersegment eliminations	—	—	1,802
Total Offshore Division	(41,495)	(21,084)	(6,018)
Corporate overhead(1)	(62,259)	(62,008)	(71,593)
Consolidated	$(128)	$28,183	$6,233

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Total assets
Fluids Division	$400,028	$387,034	$375,741
Production Enhancement Division
Production Testing	327,413	337,208	119,311
Compressco	230,829	219,838	210,754
Total Production Enhancement Division	558,242	557,046	330,065
Offshore Division
Offshore Services	181,617	188,034	216,927
Maritech	46,903	75,383	63,294
Intersegment eliminations	—	—	—
Total Offshore Division	228,520	263,417	280,221
Corporate overhead	19,743	54,321	217,283
Consolidated	$1,206,533	$1,261,818	$1,203,310

Capital expenditures
Fluids Division	$45,238	$31,839	$17,922
Production Enhancement Division
Production Testing	26,757	40,025	19,925
Compressco	24,103	22,215	12,471
Total Production Enhancement Division	50,860	62,240	32,396
Offshore Division
Offshore Services	4,207	12,050	64,420
Maritech	21	343	7,924
Intersegment eliminations	—	—	(66)
Total Offshore Division	4,228	12,393	72,278
Corporate overhead	1,053	1,052	1,008
Consolidated	$101,379	$107,524	$123,604

(1)	Amounts reflected include the following general corporate expenses:

	2013	2012	2011
	(In Thousands)
General and administrative expense	$40,506	$40,005	$36,694
Depreciation and amortization	2,327	3,365	2,917
Interest expense	16,715	17,000	16,939
Other general corporate (income) expense, net	2,711	1,638	15,043
Total	$62,259	$62,008	$71,593
Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2013, 2012, and 2011, is presented below:

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Revenues from external customers:
U.S.	$673,376	$625,885	$671,926
Canada and Mexico	58,080	85,133	49,314
South America	31,788	42,482	28,765
Europe	102,990	92,882	75,033
Africa	15,127	20,194	13,877
Asia and other	28,037	14,255	6,360
Total	$909,398	$880,831	$845,275
Transfers between geographic areas:
U.S.	$—	$—	$—
Canada and Mexico	—	—	—
South America	—	—	—
Europe	112	172	322
Africa	—	—	—
Asia and other	—	—	—
Eliminations	(112)	(172)	(322)
Total revenues	$909,398	$880,831	$845,275
Identifiable assets:
U.S.	$852,483	$913,080	$994,151
Canada and Mexico	104,831	116,059	62,558
South America	43,326	51,858	43,295
Europe	150,415	135,219	78,974
Africa	9,063	13,700	11,653
Asia and other	46,351	31,902	12,679
Eliminations and discontinued operations	64	—	—
Total identifiable assets	$1,206,533	$1,261,818	$1,203,310

During each of the three years ended December 31, 2013, 2012, and 2011, no single customer accounted for more than 10% of our consolidated revenues.
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

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Acquisition	$—	$—	$141
Exploration	—	—	—
Development	—	—	5,798
Total costs incurred	$—	$—	$5,939

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

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Oil and gas sales revenues	$5,560	$6,158	$81,941
Production (lifting) costs	2,637	3,749	33,496
Depreciation, depletion, and amortization	37	60	27,640
Impairments of properties	—	—	15,233
Excess decommissioning and abandonment costs	75,313	40,767	78,382
Exploration expenses	—	—	77
Accretion expense	87	979	3,705
Dry hole costs	—	—	(32)
Gain on insurance recoveries	(5,685)	—	—
Pretax income (loss) from producing activities	(66,829)	(39,397)	(76,560)
Income tax expense (benefit)	(23,390)	(13,789)	(26,797)
Results of oil and gas producing activities	$(43,439)	$(25,608)	$(49,763)

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

Reserve Quantity Information	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
December 31, 2011
Proved developed reserves	95	40	676
Proved undeveloped reserves	107	60	480
Total proved reserves at December 31, 2011	202	100	1,156
December 31, 2012
Proved developed reserves	—	—	—
Proved undeveloped reserves	—	—	—
Total proved reserves at December 31, 2012	—	—	—
December 31, 2013
Proved developed reserves	—	—	—
Proved undeveloped reserves	—	—	—
Total proved reserves at December 31, 2013	—	—	—

	Oil	NGL	Gas
	(MBbls)	(MBbls)	(MMcf)
Total proved reserves at December 31, 2010	6,772	489	25,585
Revisions of previous estimates	(88)	22	(1,903)
Production	(612)	(88)	(3,322)
Extensions and discoveries	—	—	—
Purchases of reserves in place	—	—	—
Sales of reserves in place	(5,870)	(323)	(19,204)
Total proved reserves at December 31, 2011	202	100	1,156
Revisions of previous estimates	(8)	39	(52)
Production	(23)	(39)	(311)
Extensions and discoveries	—	—	—
Purchases of reserves in place	—	—	—
Sales of reserves in place	(171)	(100)	(793)
Total proved reserves at December 31, 2012	—	—	—
Revisions of previous estimates	—	—	—
Production	—	—	—
Extensions and discoveries	—	—	—
Purchases of reserves in place	—	—	—
Sales of reserves in place	—	—	—
Total proved reserves at December 31, 2013	—	—	—

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

Changes in Standardized Measure of Discounted Future Net Cash Flows

	Year Ended December 31,
	2013	2012	2011
	(In Thousands)
Standardized measure, beginning of year	$—	$6,475	$133,269
Sales, net of production costs	—	(2,409)	(48,445)
Net change in prices, net of production costs	—	—	(11,916)
Changes in future development and abandonment costs	—	—	43,792
Development and abandonment costs incurred	—	—	25,083
Accretion of discount	—	—	17,909
Net change in income taxes	—	—	44,612
Purchases of reserves in place	—	—	—
Extensions and discoveries	—	—	—
Sales of reserves in place	—	(7,918)	(198,324)
Net change due to revision in quantity estimates	—	—	(10,814)
Changes in production rates (timing) and other	—	3,852	11,309
Subtotal	—	(6,475)	(126,794)
Standardized measure, end of year	$—	$—	$6,475
NOTE S — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2013 and 2012 is as follows:

	Three Months Ended 2013
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$208,559	$221,101	$254,303	$225,435
Gross profit	38,359	31,050	47,442	18,541
Income (loss) before discontinued operations	2,100	(2,508)	12,854	(9,120)
Net income (loss)	2,100	(2,508)	12,854	(9,121)
Net income (loss) attributable to TETRA stockholders	1,303	(2,931)	12,110	(10,329)
Net income (loss) per share before discontinued operations attributable to TETRA stockholders	$0.02	$(0.04)	$0.16	$(0.13)
Net income (loss) per diluted share before discontinued operations attributable to TETRA stockholders	$0.02	$(0.04)	$0.15	$(0.13)

	Three Months Ended 2012
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$180,796	$234,909	$233,986	$231,140
Gross profit (loss)	31,997	52,710	50,447	32,226
Income (loss) before discontinued operations	1,148	12,178	8,601	(3,173)
Net income (loss)	1,147	12,181	8,602	(3,173)
Net income (loss) attributable to TETRA stockholders	681	11,574	7,713	(4,008)
Net income (loss) per share before discontinued operations attributable to TETRA stockholders	$0.01	$0.15	$0.10	$(0.05)
Net income (loss) per diluted share before discontinued operations attributable to TETRA stockholders	$0.01	$0.15	$0.10	$(0.05)

Beginning with the three month period ended September 30, 2013, certain ad valorem tax expenses for operating equipment for our Compressco segment have been reclassified as cost of revenues instead of being included in general and administrative expense as previously reported. Gross profit for the reporting periods prior to the three month period ended September 30, 2013 has been adjusted to reflect this reclassification. This reclassification had no effect on net income for any of the periods presented.
NOTE T — STOCKHOLDERS’ RIGHTS PLAN

On October 27, 1998, the Board of Directors adopted a stockholders’ rights plan (the Rights Plan) designed to assure that all of our stockholders receive fair and equal treatment in the event of a proposed takeover. The Rights Plan, as amended on November 6, 2008, was formed to help guard against partial tender offers, open market accumulations, and other abusive tactics to gain control of our company without paying an adequate and fair price in any takeover attempt, and was scheduled to expire on November 6, 2018. In March 2013, the Board of Directors approved an amendment to the Rights Plan whereby its expiration was accelerated to March 13, 2013. As a result of its expiration, the rights issued pursuant to the Rights Plan expired and are no longer outstanding.