Form 10-Q
period 2014-03-31
TETRA TECHNOLOGIES INC
filed 2014-05-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 8, 2014, there were 78,928,443 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
Product sales	$76,752	$71,538
Services and rentals	136,105	137,021
Total revenues	212,857	208,559
Cost of revenues:
Cost of product sales	65,029	55,738
Cost of services and rentals	99,938	94,790
Depreciation, amortization, and accretion	23,040	19,671
Total cost of revenues	188,007	170,199
Gross profit	24,850	38,360
General and administrative expense	33,420	33,228
Interest expense, net	4,711	4,200
Other (income) expense, net	(2,598)	(2,279)
Income (loss) before taxes and discontinued operations	(10,683)	3,211
Provision (benefit) for income taxes	(4,593)	1,111
Income (loss) before discontinued operations	(6,090)	2,100
Income (loss) from discontinued operations, net of taxes	—	—
Net income (loss)	(6,090)	2,100
Net (income) attributable to noncontrolling interest	(844)	(797)
Net income (loss) attributable to TETRA stockholders	$(6,934)	$1,303

Basic net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.09)	$0.02
Income (loss) from discontinued operations attributable to TETRA stockholders	—	—
Net income (loss) attributable to TETRA stockholders	$(0.09)	$0.02
Average shares outstanding	78,306	77,671

Diluted net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.09)	$0.02
Income (loss) from discontinued operations attributable to TETRA stockholders	—	—
Net income (loss) attributable to TETRA stockholders	$(0.09)	$0.02
Average diluted shares outstanding	78,306	78,395

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net income (loss)	$(6,090)	$2,100
Foreign currency translation adjustment, including taxes of $1,196 in 2014 and including taxes of $(264) in 2013	(2,467)	(5,936)
Comprehensive income (loss)	(8,557)	(3,836)
Less: comprehensive income attributable to noncontrolling interest	(844)	(797)
Comprehensive income (loss) attributable to TETRA stockholders	$(9,401)	$(4,633)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,302	$38,754
Restricted cash	9,070	9,067
Trade accounts receivable, net of allowances for doubtful accounts of $1,237 in 2014 and $1,349 in 2013	169,555	180,659
Deferred tax asset	13,002	14,740
Inventories	98,325	100,792
Assets held for sale	2,536	5,541
Prepaid expenses and other current assets	27,660	24,386
Total current assets	350,450	373,939
Property, plant, and equipment:
Land and building	42,982	42,954
Machinery and equipment	699,878	682,836
Automobiles and trucks	55,772	57,588
Chemical plants	175,693	175,494
Construction in progress	24,193	14,170
Total property, plant, and equipment	998,518	973,042
Less accumulated depreciation	(415,702)	(400,426)
Net property, plant, and equipment	582,816	572,616
Other assets:
Goodwill	202,882	188,159
Patents, trademarks and other intangible assets, net of accumulated amortization of $33,212 in 2014 and $31,956 in 2013	54,853	31,980
Deferred tax assets	2,888	2,170
Other assets	24,397	37,669
Total other assets	285,020	259,978
Total assets	$1,218,286	$1,206,533

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$89,387	$69,220
Accrued liabilities	71,169	65,017
Current portion of long-term debt	—	89
Decommissioning and other asset retirement obligations, net	31,326	38,700
Total current liabilities	191,882	173,026
Long-term debt, net	389,974	387,727
Deferred income taxes	11,071	17,651
Decommissioning and other asset retirement obligations, net	15,841	12,204
Other liabilities	19,871	18,427
Total long-term liabilities	436,757	436,009
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 81,393,372 shares issued at March 31, 2014 and 81,333,631 shares issued at December 31, 2013	814	813
Additional paid-in capital	236,307	234,360
Treasury stock, at cost; 2,491,187 shares held at March 31, 2014, and 2,478,084 shares held at December 31, 2013	(15,788)	(15,765)
Accumulated other comprehensive income (loss)	(6,370)	(3,903)
Retained earnings	333,102	340,036
Total TETRA stockholders' equity	548,065	555,541
Noncontrolling interests	41,582	41,957
Total equity	589,647	597,498
Total liabilities and equity	$1,218,286	$1,206,533

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income (loss)	$(6,090)	$2,100
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	23,040	19,671
Provision (benefit) for deferred income taxes	(8,168)	(204)
Equity-based compensation expense	1,855	1,854
Provision (benefit) for doubtful accounts	(141)	224
Gain on sale of assets	(102)	(61)
Excess decommissioning/abandoning costs	7,882	9,304
Other non-cash charges and credits	(3,331)	(1,916)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	20,261	7,234
Inventories	3,304	2,444
Prepaid expenses and other current assets	(2,161)	4,426
Trade accounts payable and accrued expenses	13,763	(4,362)
Decommissioning liabilities, net	(13,307)	(25,658)
Other	(735)	(8)
Net cash provided by (used in) operating activities	36,070	15,048
Investing activities:
Purchases of property, plant, and equipment	(28,835)	(26,412)
Acquisition of businesses, net of cash acquired	(18,337)	—
Proceeds on sale of property, plant, and equipment	3,999	490
Other investing activities	(1,574)	187
Net cash used in investing activities	(44,747)	(25,735)
Financing activities:
Proceeds from long-term debt	11,350	4,250
Payments of long-term debt	(9,423)	(38,189)
Compressco Partners' distributions	(1,245)	(1,191)
Proceeds from exercise of stock options	273	795
Excess tax benefit from equity compensation	—	—
Other financing activities	—	—
Net cash provided by (used in) financing activities	955	(34,335)
Effect of exchange rate changes on cash	(730)	(443)
Increase (decrease) in cash and cash equivalents	(8,452)	(45,465)
Cash and cash equivalents at beginning of period	38,754	74,048
Cash and cash equivalents at end of period	$30,302	$28,583
Supplemental cash flow information:
Interest paid	$429	$439
Income taxes paid	3,327	1,995

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

The consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate the financial statements of Compressco Partners, L.P. and its subsidiaries (Compressco Partners) as part of our Compressco segment. We control Compressco Partners through our ownership of its general partner. The public ownership share of Compressco Partners' net assets and earnings is presented as a component of noncontrolling interest in our consolidated financial statements. Investments in unconsolidated joint ventures in which we participate are accounted for using the equity method. Our interests in oil and gas properties are proportionately consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (SEC) and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2013.

Beginning in September 2013, certain ad valorem tax expenses for operating equipment of our Compressco segment have been classified as cost of revenues instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amount of such reclassification is $0.3 million for the three month period ended March 31, 2013. This reclassification had no effect on net income for any of the periods presented.

Certain other previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of March 31, 2014, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of March 31, 2014, and December 31, 2013, are as follows:

	March 31, 2014	December 31, 2013
	(In Thousands)
Finished goods	$70,574	$73,515
Raw materials	3,974	3,894
Parts and supplies	22,855	22,668
Work in progress	922	715
Total inventories	$98,325	$100,792

Finished goods inventories include newly manufactured clear brine fluids as well as recycled brines that are repurchased from certain customers. Recycled brines are recorded at cost using the weighted average method. We provide a reserve for estimated unrealizable inventory equal to the difference between the cost of inventory and its estimated realizable value.

Net Income per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income per common and common equivalent share:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Number of weighted average common shares outstanding	78,306	77,671
Assumed exercise of stock awards	—	724
Average diluted shares outstanding	78,306	78,395

For the three months ended March 31, 2014, the average shares outstanding excludes the impact of all outstanding stock options as the inclusion of these shares would have been antidilutive due to the net loss recorded during the period. For the three months ended March 31, 2013, the average diluted shares outstanding excludes the impact of 2,434,093 outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. Effective January 1, 2014, we changed the functional currency in Argentina from the U.S. dollar to the Argentina peso. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which may include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term Senior Notes at March 31, 2014, and December 31, 2013, were approximately $313.3 million and $318.4 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were more favorable than the stated interest rates on the Senior Notes. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement). The fair value of the liability for the WIT Water Transfer, LLC (doing business as TD Water Transfer) contingent purchase price consideration at March 31, 2014, was approximately $2.4 million. We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the TD Water Transfer share purchase agreement based upon the actual and anticipated earnings of our TD Water Transfer operations (a level 3 fair value measurement).

We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a Level 2 measurement). A summary of these fair value measurements as of March 31, 2014, is as follows:

		Fair Value Measurements Using
	Total as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)

Asset for foreign currency derivative contracts	$195	—	195	—
Liability for foreign currency derivative contracts	(88)	—	(88)	—
Total	$107

New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) published ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" (ASU 2013-11). The amendments in this ASU provide guidance on presentation of unrecognized tax benefits and are expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The amendments in this ASU are effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity", which modifies the criteria for disposals to quality as discontinued operations and expands related disclosures. The guidance is effective for annual and interim reporting periods beginning after December 15, 2014. We believe that the adoption of this amendment will not have a material impact on our consolidated financial statements.

NOTE B – ACQUISITIONS

Acquisition of Limited Liability Company Interest

On January 16, 2014, we finalized the purchase of the 50% ownership interest of Ahmad Albinali & TETRA Arabia Company Ltd. (TETRA Arabia, a Saudi Arabian limited liability company) that we did not previously own for consideration of $25.2 million. The closing of this transaction was pursuant to the terms of the Share Sale and Purchase Agreement entered into as of October 1, 2013, with the other shareholder in TETRA Arabia. TETRA Arabia is a provider of production testing services, offshore rig cooling services, and clear brine fluids products and related services to its customer in Saudi Arabia. The acquisition of the other 50% interest of TETRA Arabia results in the Production Testing and Fluids segments owning a 100% interest in their Saudi Arabian operations, which they will operate directly through the TETRA Arabia entity. Prior to the transaction, our 50% ownership interest in TETRA Arabia was accounted for under the equity method of accounting, whereby our investment was classified as Other Assets in our consolidated balance sheets, and our share of company earnings was classified as Other Income in the consolidated statements of operations. Following the acquisition, TETRA Arabia was consolidated as a wholly owned subsidiary. The $25.2 million purchase price for the 50% ownership interest includes $15.0 million in cash that was paid at closing, and an additional $10.2 million in cash that will be payable July 16, 2014.

As a result of the purchase of the remaining 50% ownership interest of TETRA Arabia during the first quarter of 2014, we remeasured the fair value of our existing investment carrying value in TETRA Arabia based on estimated future cash flows which resulted in a calculated fair value of approximately $21.8 million (a Level 3 measurement). We allocated this calculated fair value to the consolidated balance sheet line items and recorded a remeasurement gain of approximately $5.7 million. Additionally, we recorded a charge to earnings of approximately $2.9 million associated with a similar fair value measurement related to the termination of our previous relationship with the other shareholder. The charge to earnings and the remeasurement gain were included in Other (Income) Expense in the accompanying Consolidated Statement of Operations for the period ended March 31, 2014. We allocated the purchase price as well as the remeasured value of our existing investment based on the fair values of the assets and liabilities acquired or remeasured, which consisted of a total of approximately $18.5 million of net working capital, $1.3 million of property, plant, and equipment, approximately $22.5 million of certain intangible assets (primarily a customer relationship asset), $4.5 million of deferred tax liabilities, and approximately $6.3 million of nondeductible goodwill (allocated between the Fluids and Production Testing segments). This allocation of the purchase price to TETRA Arabia’s net assets and liabilities is preliminary, and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. These fair value calculations and allocations are expected to be finalized later during 2014, and could result in adjustments to the deferred tax liabilities and the calculated depreciation and amortization of the tangible and intangible assets, respectively. For the three month period ended March 31, 2014, our revenues, depreciation and amortization, and income before taxes included $6.8 million, $0.3 million, and $0.2 million, respectively, associated with the acquired operations of TETRA Arabia after the closing in January 2014.

Acquisition of TD Water Transfer

On January 29, 2014, we acquired the assets and operations of WIT Water Transfer, LLC (doing business as TD Water Transfer) for a cash purchase price of $15.0 million. In addition, contingent consideration ranging from $0 to $8.0 million in cash may be paid, depending on a defined measure of earnings over each of the two year periods subsequent to closing. TD Water Transfer is a provider of water management services to oil and gas operators in the South Texas and North Dakota regions, and the acquisition represented a strategic geographic expansion of our Fluids segment operations, allowing it to serve customers in additional basins in the U.S.

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $6.7 million of property, plant and equipment, approximately $1.8 million of certain intangible assets, approximately $8.9 million of nondeductible goodwill, and approximately $2.4 million of liabilities associated with the contingent purchase price consideration. This allocation of the purchase price to TD Water Transfer’s net assets and liabilities is preliminary, and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. These fair value calculations and allocations are expected to be finalized later during 2014, and could result in adjustments to the calculated depreciation and amortization of the tangible and intangible assets, respectively.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisition of the remaining 50% ownership interest of TETRA Arabia as if it had occurred at the beginning of the periods presented and include the impact from the preliminary allocation of the purchase price on depreciation and amortization. The pro forma information also excludes the impact of the remeasurement gain and charge to earnings recorded during the 2014 period. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The impact of the acquisition of TD Water Transfer is not significant and is therefore not included in the pro forma information below. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transaction had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the periods presented or the future results that we will achieve after the acquisition.

	Three Months Ended March 31,
	2014	2013
	(In Thousands, Except Per Share Amounts)

Revenues	$214,451	$216,102
Depreciation, depletion, amortization, and accretion	$23,123	$20,527
Gross profit	$25,525	$41,605

Income (loss) before discontinued operations	$(8,903)	$2,228
Net income (loss)	$(8,903)	$2,228
Net income (loss) attributable to TETRA stockholders	$(9,747)	$1,470

Per share information:
Income (loss) before discontinued operations attributable to TETRA stockholders
Basic	$(0.12)	$0.02
Diluted	$(0.12)	$0.02

Net income (loss) attributable to TETRA stockholders
Basic	$(0.12)	$0.02
Diluted	$(0.12)	$0.02

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2014	December 31, 2013
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	October 29, 2015	$52,754	$52,768
Compressco Partners' bank credit facility	October 15, 2017	32,220	29,959
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	35,000
European bank credit facility		—	—
Other		—	89
Total debt		389,974	387,816
Less current portion		—	(89)
Total long-term debt		$389,974	$387,727

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with its remaining offshore platforms previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners. We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The value of our asset retirement obligations for non-Maritech properties was approximately $7.8 million and $7.6 million as of March 31, 2014 and December 31, 2013, respectively. We are required to take certain actions in connection with the retirement of these assets. The changes in consolidated asset retirement obligations during the three month period ended March 31, 2014, are as follows:

Three Months Ended March 31, 2014
(In Thousands)
Beginning balance for the period, as reported	$50,904
Activity in the period:
Accretion of liability	190
Revisions in estimated cash flows	9,380
Settlement of retirement obligations	(13,307)
Ending balance as of March 31	$47,167

Revisions in estimated cash flows during the first three months of 2014 resulted primarily from additional work incurred and anticipated to be required on Maritech’s offshore oil and gas properties, including remediation work required on certain wells that had been previously plugged.

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

Derivative Contracts

Foreign Currency Derivative Contracts. In October 2013, we and Compressco Partners began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2014, we and Compressco Partners had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Mexican peso	$2,374	13.07	4/15/2014
Forward sale Mexican pesos	$9,454	13.06	4/15/2014
Forward purchase pounds sterling	$3,170	1.67	4/15/2014
Forward purchase Canadian dollar	$3,375	1.10	4/15/2014
Forward purchase Canadian dollar	$2,238	1.10	4/15/2014
Forward purchase Argentina peso	$3,173	8.06	4/15/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 measurement) . The fair values of our foreign currency derivative instruments as of March 31, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at March 31, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$36
Forward sale contracts	Current assets	159
Forward purchase contracts	Current liabilities	(88)
Total		$107

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month period ended March 31, 2014, we recognized approximately $0.3 million of net losses associated with our foreign currency derivative program.

Other Hedge Contracts

Transaction gains and losses attributable to a foreign currency transaction that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity is subject to the same accounting as translation adjustments. As such, the effect of a rate change on a foreign currency hedge is the same as the accounting for the effect of the rate change on the net foreign investment; both are recorded in the cumulative translation account, a component of stockholders’ equity, and are partially or fully offsetting. In July 2012, we borrowed 10.0 million euros (approximately $13.7 million equivalent as of March 31, 2014) and designated the borrowing as a hedge of our net investment in our European operations. Changes in the foreign currency exchange rate have resulted in a cumulative loss charged to the cumulative translation adjustment account of $1.1 million net of taxes, at March 31, 2014, with no ineffectiveness recorded.

NOTE F – EQUITY

Changes in equity for the three month periods ended March 31, 2014 and 2013, are as follows:

	Three Months Ended March 31,
	2014			2013
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$555,541	$41,957	$597,498	$551,120	$42,188	$593,308
Net income (loss)	(6,934)	844	(6,090)	1,303	797	2,100
Foreign currency translation adjustment, including taxes of $1,196 in 2014 and taxes of $(264) in 2013	(2,467)	—	(2,467)	(5,936)	—	(5,936)
Comprehensive income (loss)	(9,401)	844	(8,557)	(4,633)	797	(3,836)
Exercise of common stock options	273	—	273	782	—	782
Distributions to public unitholders	—	(1,245)	(1,245)	—	(1,191)	(1,191)
Equity-based compensation	1,653	202	1,855	1,532	322	1,854
Treasury stock and other	(1)	(176)	(177)	12	(22)	(10)
Tax benefit upon exercise of stock options	—	—	—	(236)	—	(236)
Ending balance as of March 31	$548,065	$41,582	$589,647	$548,577	$42,094	$590,671

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

Our Fluids Division manufactures and markets clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. The Fluids Division also provides domestic onshore oil and gas operators with comprehensive water management services.

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

Summarized financial information concerning the business segments from continuing operations is as follows:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$73,420	$69,161
Production Enhancement Division
Production Testing	—	—
Compressco	1,837	1,088
Total Production Enhancement Division	1,837	1,088
Offshore Division
Offshore Services	119	129
Maritech	1,376	1,160
Total Offshore Division	1,495	1,289
Consolidated	$76,752	$71,538

Services and rentals
Fluids Division	$31,740	$24,831
Production Enhancement Division
Production Testing	43,638	54,607
Compressco	27,927	29,737
Intersegment eliminations	(624)	(280)
Total Production Enhancement Division	70,941	84,064
Offshore Division
Offshore Services	35,211	37,520
Maritech	—	—
Intersegment eliminations	(1,787)	(9,394)
Total Offshore Division	33,424	28,126
Consolidated	$136,105	$137,021

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Intersegment revenues
Fluids Division	$(15)	$48
Production Enhancement Division
Production Testing	—	—
Compressco	—	—
Total Production Enhancement Division	—	—
Offshore Division
Offshore Services	—	—
Maritech	—	—
Intersegment eliminations	—	—
Total Offshore Division	—	—
Intersegment eliminations	15	(48)
Consolidated	$—	$—

Total revenues
Fluids Division	$105,145	$94,040
Production Enhancement Division
Production Testing	43,638	54,607
Compressco	29,764	30,825
Intersegment eliminations	(624)	(280)
Total Production Enhancement Division	72,778	85,152
Offshore Division
Offshore Services	35,330	37,649
Maritech	1,376	1,160
Intersegment eliminations	(1,787)	(9,394)
Total Offshore Division	34,919	29,415
Intersegment eliminations	15	(48)
Consolidated	$212,857	$208,559

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
Income (loss) before taxes and
discontinued operations
Fluids Division	$18,477	$17,005
Production Enhancement Division
Production Testing	(2,798)	6,298
Compressco	5,187	5,225
Intersegment eliminations	3	—
Total Production Enhancement Division	2,392	11,523
Offshore Division
Offshore Services	(7,972)	(5,203)
Maritech	(6,539)	(4,908)
Intersegment eliminations	—	—
Total Offshore Division	(14,511)	(10,111)
Corporate overhead(1)	(17,041)	(15,206)
Consolidated	$(10,683)	$3,211

	March 31,
	2014	2013
	(In Thousands)
Total assets
Fluids Division	$433,401	$391,229
Production Enhancement Division
Production Testing	334,628	321,788
Compressco	230,189	231,840
Total Production Enhancement Division	564,817	553,628
Offshore Division
Offshore Services	169,321	180,505
Maritech	22,092	63,992
Intersegment eliminations	—	—
Total Offshore Division	191,413	244,497
Corporate overhead	28,655	10,683
Consolidated	$1,218,286	$1,200,037

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2014	2013
	(In Thousands)
General and administrative expense	$11,394	$9,911
Depreciation and amortization	554	581
Interest expense	4,531	4,152
Other general corporate (income) expense, net	562	562
Total	$17,041	$15,206

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

Despite certain markets that continue to be challenging, overall consolidated revenues increased during the first quarter of 2014 compared to the prior year period. This growth in consolidated revenues is due to our Fluids Division, which generated increased revenues primarily from increased foreign sales of clear brine fluids (CBF), increased sales of manufactured products, and increased service revenues. These increases in Fluids Division revenues more than offset the decline in revenues from sales of CBF products in the U.S. Gulf of Mexico during the first quarter of 2014 compared to the prior year period. Production Testing segment revenues decreased primarily due to the impact of increased competition and decreased activity by certain customers in certain key U.S. and Canadian markets. During 2013, a significant South Texas Production Testing customer suspended its activity in the region and the Production Testing segment's significant customer in Mexico suspended its operations in the northern region of Mexico. The segment continues to seek to expand its customer base in an attempt to replace the revenues from these customers. In addition, the impact of increased competition has negatively affected pricing for Production Testing services in selected markets. Our Offshore Services segment revenues, reflecting typical weather seasonality during the first quarter, decreased compared to the prior year period due to dry dock operations being performed on its heavy lift derrick barges. Our Compressco segment revenues decreased slightly during the first quarter of 2014 compared to the prior year period due to decreased service revenues in Mexico, although this decrease was largely offset by increased U.S. services revenues and from increased sales of compressor packages. Increased competition and decreased pricing and activity levels for our Production Testing and Fluids segment businesses negatively affected profitability during the current year quarter. In response, each of our segments, including our corporate overhead segment, has implemented additional strategic cost reduction efforts. Cost reduction steps taken include relocating certain U.S. operating assets and personnel, exiting selected international markets, and reducing company-wide headcount. As a result of headcount reductions during the first quarter of 2014, consolidated severance expense of approximately $0.5 million was recorded. Results of operations for our Fluids and Production Testing segments also include the positive impact of the January acquisitions of TD Water Transfer and the remaining ownership interest of TETRA Arabia.

Consolidated operating cash flows during the three months ended March 31, 2014, increased approximately $21.0 million compared to the prior year period. This increase is due to improved working capital management during the first quarter of 2014, including increased collections of accounts receivable. These increased operating cash flows, along with available cash balances, were used to fund much of the approximately $18.3 million spent on acquisitions, net of cash acquired, and $28.8 million of capital expenditures during the current year period. We continue to evaluate opportunities to further expand certain of our businesses through acquisitions. As discussed above, we also continue to review opportunities for cost reductions, such as the headcount reductions we made during the first quarter of 2014, in order to maximize our operating cash flows and right-size our operations in light of continuing operating challenges in certain markets. As a result of $13.3 million of decommissioning work performed by Maritech during the current year period, our remaining decommissioning liability for such work is approximately $39.4 million as of March 31, 2014. As of May 7, 2014, we have approximately $181.9 million available under our revolving credit facility to fund strategic growth, and Compressco Partners has an additional $38.4 million available under its revolving credit facility.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2013. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the cost of future abandonment and decommissioning obligations. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of large portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended March 31, 2014 compared with three months ended March 31, 2013.

Consolidated Comparisons

	Three Months Ended March 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$212,857	$208,559	$4,298	2.1%
Gross profit	24,850	38,329	(13,479)	(35.2)%
Gross profit as a percentage of revenue	11.7%	18.4%
General and administrative expense	33,420	33,197	223	0.7%
General and administrative expense as a percentage of revenue	15.7%	15.9%
Interest expense, net	4,711	4,200	511	12.2%
Other (income) expense, net	(2,598)	(2,279)	(319)	14.0%
Income (loss) before taxes and discontinued operations	(10,683)	3,211	(13,894)	(432.7)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(5.0)%	1.5%
Provision (benefit) for income taxes	(4,593)	1,111	(5,704)	(513.4)%
Income (loss) before discontinued operations	(6,090)	2,100	(8,190)	(390.0)%
Income (loss) from discontinued operations, net of taxes	—	—	—
Net income (loss)	(6,090)	2,100	(8,190)	(390.0)%
Net (income) attributable to noncontrolling interest	(844)	(797)	(47)
Net income (loss) attributable to TETRA stockholders	$(6,934)	$1,303	$(8,237)	(632.2)%

Consolidated revenues for the quarter ended March 31, 2014, increased compared to the prior year period due to increased revenues for the Fluids Division. The increase in the Fluids Division revenues was primarily due to increased foreign sales of clear brine fluids (CBF) products and due to increased sales of manufactured products in the U.S. This increase in Fluids Division revenue was largely offset by decreased revenues of our Production Testing segment, reflecting the suspension of activity by a significant U.S. customer, the reduction in Mexico activity, and increased competitive pressure in several key North American markets. Revenues for our Offshore Services and Compressco segments also decreased compared to the prior year period and Maritech revenues remained negligible. Consolidated gross profit decreased during the current year quarter compared to the prior year period, primarily due to the decreased gross profit of our Production Testing segment and increased gross loss for our Offshore Services segment. The results for our Production Testing and Offshore Services segments were partly offset by the increased profitability of our Compressco segment primarily due to the increased sales of compressor packages compared to the prior year period.

Consolidated general and administrative expenses increased slightly during the first quarter of 2014 compared to the prior year period. Increases in Fluids, Production Testing, and corporate general and administrative expenses were largely offset by decreases in our Offshore Services, Maritech, and Compressco segments, primarily as a result of cost reduction efforts. Overall, approximately $0.5 million of increased general and administrative expenses incurred during the first quarter of 2014 were from severance costs.

Consolidated interest expense increased due to increased borrowings, including increased borrowings by our Compressco segment.

Consolidated other income increased primarily due to a $5.7 million gain associated with the acquisition of the interest in TETRA Arabia that we did not previously own. This gain was partially offset by a $2.9 million charge associated with the settlement of the pre-existing relationship with the other shareholder. The impact of these gains and charges were largely offset by decreased other income as a result of the consolidation of Tetra Arabia.

We recorded a consolidated benefit for income taxes during the current year period compared to a consolidated provision for income taxes during the prior year period due to pretax loss during the current year period.

Divisional Comparisons

Fluids Division

	Three Months Ended March 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$105,145	$94,040	$11,105	11.8%
Gross profit	24,392	24,345	47	0.2%
Gross profit as a percentage of revenue	23.2%	25.9%
General and administrative expense	8,778	7,833	945	12.1%
General and administrative expense as a percentage of revenue	8.3%	8.3%
Interest (income) expense, net	(4)	(11)	7
Other (income) expense, net	(2,859)	(482)	(2,377)
Income before taxes and discontinued operations	$18,477	$17,005	$1,472	8.7%
Income before taxes and discontinued operations as a percentage of revenue	17.6%	18.1%

The increase in Fluids Division revenues during the first quarter of 2014 compared to the prior year period was primarily due to approximately $4.3 million of increased product sales revenues. Increases in foreign CBF product sales revenues were largely offset by decreased U.S. CBF product sales revenues, primarily due to decreased sales from the U.S. Gulf of Mexico that were caused by customer operational delays. In addition, increased U.S. demand for the Division's calcium chloride manufactured products resulted in increased product sales revenues. The Division's services revenues increased by approximately $6.9 million, largely due to increased foreign completion services revenue, including approximately $2.3 million due to the January 2014 acquisition of the additional 50% interest in TETRA Arabia that resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary. In addition, the January 2014 acquisition of TD Water Transfer also contributed to the growth of our U.S. water management business revenues.

Fluids Division gross profit during the first quarter of 2014 was flat compared to the prior year period, despite the increased revenues. Increased gross profit associated with foreign CBF product sales and the consolidation of TETRA Arabia were offset by the decreased profitability from lower Gulf of Mexico CBF activity as well as by increased competition and operating costs for our water management business.

Fluids Division income before taxes increased compared to the prior year period due to increased other income during the first quarter of 2014, primarily due to a $2.7 million allocated portion of the remeasurement gain recorded from the January 2014 acquisition of TETRA Arabia. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value remeasurement of our previous investment in TETRA Arabia. Prior to this acquisition, the Fluids Division recorded its share of the earnings from the unconsolidated TETRA Arabia subsidiary in Other Income. Fluids Division general and administrative costs also increased due to the consolidation of TETRA Arabia and increased salary and employee related expenses.

Production Enhancement Division

Production Testing Segment

	Three Months Ended March 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$43,638	$54,607	$(10,969)	(20.1)%
Gross profit	2,154	10,221	(8,067)	(78.9)%
Gross profit as a percentage of revenue	4.9%	18.7%
General and administrative expense	5,645	6,256	(611)	(9.8)%
General and administrative expense as a percentage of revenue	12.9%	11.5%
Interest (income) expense, net	(2)	(33)	31
Other (income) expense, net	(691)	(2,300)	1,609
Income (loss) before taxes and discontinued operations	$(2,798)	$6,298	$(9,096)	(144.4)%
Income before taxes and discontinued operations as a percentage of revenue	(6.4)%	11.5%

Production Testing segment revenues decreased during the first quarter of 2014 compared to the prior year period, primarily due to the impact of decreased activity by customers in certain key U.S. markets. During 2013, a significant South Texas customer suspended its activity in the region and the segment's significant customer in Mexico suspended its operations in the northern region of Mexico. The segment continues to seek to expand its customer base in an attempt to replace the revenues from these customers. Additionally, the impact of increased competition has negatively affected pricing and activity levels for services in selected markets in the U.S. and Canada. These decreases were partially offset by approximately $4.4 million of increased revenues resulting from our January 2014 acquisition of the 50% ownership interest in TETRA Arabia that we did not previously own, and which resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary.

Production Testing segment gross profit decreased during the first quarter of 2014 compared to the prior year period due to the impact of the above mentioned decreased activity and pricing levels in certain U.S. and Canadian markets. Increased gross profit resulting from the consolidation of TETRA Arabia was more than offset by the impact of decreased Mexico activity and decreased profitability for the segment's operations in South America and in the Eastern Hemisphere. In response to the decreased activity in certain U.S. markets, during the first quarter of 2014, we took steps to downsize field operations, reduce operating headcount, and implement other cost reductions for the Production Testing segment. In addition, we are currently implementing additional cost reduction steps, including relocating certain operating equipment and other resources, exiting selected international markets, and other steps that are expected to result in additional improved profitability going forward.

Production Testing segment loss before taxes was primarily due to the significant decrease in gross profit discussed above. In addition, other income decreased due to the consolidation of the TETRA Arabia subsidiary following the January 2014 acquisition of the other 50% ownership interest. Prior to the acquisition, the segment recorded its share of earnings from the unconsolidated TETRA Arabia subsidiary in Other Income. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value remeasurment of our previous investment in TETRA Arabia. The Production Testing segment's portion of this gain was $3.0 million and was largely offset by an approximately $2.9 million charge to earnings related to the termination of our preexisting relationship with the owner of the other 50% interest. Production Testing segment general and administrative expenses decreased despite the consolidation of TETRA Arabia and increased legal expenses incurred during the current year period, due to the impact of cost reductions.

Compressco Segment

	Three Months Ended March 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$29,764	$30,825	$(1,061)	(3.4)%
Gross profit	9,964	9,445	519	5.5%
Gross profit as a percentage of revenue	33.5%	30.6%
General and administrative expense	4,092	4,200	(108)	(2.6)%
General and administrative expense as a percentage of revenue	13.7%	13.6%
Interest (income) expense, net	159	58	101
Other (income) expense, net	526	(38)	564
Income before taxes and discontinued operations	$5,187	$5,225	$(38)	(0.7)%
Income before taxes and discontinued operations as a percentage of revenue	17.4%	17.0%

Compressco segment revenues decreased slightly during the first quarter of 2014 compared to the prior year period due to a $1.8 million decrease in service revenues. This decrease in service revenues was due to a significant decrease in revenues in Mexico, but was partly offset by increased revenues in the U.S. and Argentina. The increase in U.S. service revenues was due to increased unconventional compression services applications activity, primarily in horizontal resource play reservoirs. The decrease in revenues in Mexico compared to the prior year period was caused by the current reduced activity levels by Compressco's primary customer in Mexico. In March 2013, Compressco began to experience a decline in demand in the northern region of Mexico for its oil and gas services from this customer. Compressco believes this decline in demand is temporary and has begun to see a slow increase in activity levels in Mexico. Compressco has continued to increase its compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services. Revenues from the sales of compressor packages and parts during the first quarter of 2014 increased $0.8 million compared to the prior year period.

Compressco segment gross profit increased during the first quarter of 2014 compared to the prior year period, primarily due to the impact of the increased sales of compressor packages and overall cost reduction efforts. In addition, compressor package utilization increased from 83.7% to 84.8%, as increased U.S. activity more than offset the impact of the decreased activity in Mexico. Primarily as a result of the current reduced Mexico activity described above, Compressco reduced its Mexico operating headcount and relocated equipment to the U.S. during 2013.

Income before taxes for the Compressco segment decreased slightly during the first quarter of 2014 compared to the prior year period, as the increased gross profit discussed above and decreased general and administrative expenses were offset by increased other expense and interest expense. Compressco’s administrative expense levels decreased primarily due to decreased personnel related costs, which more than offset the increase in professional services expenses during the current year period. Interest expense increased as a result of increased borrowings by Compressco Partners under its bank credit facility. Other expense increased primarily due to increased foreign currency losses and losses on sales of assets compared to the prior year period.

Offshore Division

Offshore Services Segment

	Three Months Ended March 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$35,330	$37,649	$(2,319)	(6.2)%
Gross profit (loss)	(4,983)	(1,522)	(3,461)	(227.4)%
Gross profit as a percentage of revenue	(14.1)%	(4.0)%
General and administrative expense	3,098	3,683	(585)	(15.9)%
General and administrative expense as a percentage of revenue	8.8%	9.8%
Interest (income) expense, net	27	27	—
Other (income) expense, net	(136)	(29)	(107)
Income (loss) before taxes and discontinued operations	$(7,972)	$(5,203)	$(2,769)	53.2%
Income before taxes and discontinued operations as a percentage of revenue	(22.6)%	(13.8)%

Revenues for the Offshore Services segment decreased during the first quarter of 2014 compared to the prior year quarter, as decreased revenues primarily from its heavy lift and cutting services businesses were partially offset by increased activity levels for its dive services business. While the first quarter activity levels reflect typical weather seasonality of the Offshore Services businesses, the heavy lift business was additionally negatively affected by dry dock operations performed during the current year period on the TETRA Hedron and TETRA Arapaho derrick barges. Increased dive services activity was primarily due to increased construction related projects during the first quarter of 2014. Offshore Services revenues during the three months ended March 31, 2014 and 2013 include approximately $1.8 million and $9.4 million, respectively, of revenues related to work performed for Maritech. The level of such Maritech work is expected to continue to be lower during 2014 than in prior years.

Gross loss for the Offshore Services segment increased compared to the prior year period primarily due to the decreased heavy lift and cutting services activity levels. This increased loss was despite the increased activity for the dive services business compared to the prior year period and the impact of cost reduction measures that were implemented during the first half of 2013. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment loss before taxes increased, primarily due to the increased gross loss discussed above. Decreased general and administrative expenses reflect the segment's administrative cost reductions taken during the first half of 2013. In addition, other income increased compared to the prior year period, primarily due to increased foreign currency gains.

Maritech Segment

	Three Months Ended March 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$1,376	$1,160	$216	18.6%
Gross profit (loss)	(6,126)	(3,579)	(2,547)	71.2%
General and administrative expense	413	1,314	(901)	(68.6)%
General and administrative expense as a percentage of revenue	30.0%	113.3%
Interest (income) expense, net	—	6	(6)
Other (income) expense, net	—	9	(9)
Income (loss) before taxes and discontinued operations	$(6,539)	$(4,908)	$(1,631)	33.2%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during the first quarter of 2014 compared to the prior year period due to approximately $5.6 million credited against operating expenses during the prior year period associated with the net impact of an insurance-related litigation settlement. Maritech charged approximately $7.9 million of excess decommissioning costs to expense during the current year period. The amount expensed during the current year period reflects a $1.4 million decrease for these costs compared to the prior year period and was due to additional oil and gas abandonment and decommissioning work required on certain offshore properties, including remediation work required on certain wells that were previously plugged.

The increase in Maritech’s pretax loss during the first quarter of 2014 compared to the prior year period is primarily due to the increased gross loss discussed above. Maritech administrative costs decreased compared to prior year period due to legal expenses recorded during the prior year period associated with the insurance-related litigation settlement.

Corporate Overhead

	Three Months Ended March 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(554)	$(581)	$27	(4.6)%
General and administrative expense	11,394	9,911	1,483	15.0%
Interest (income) expense, net	4,531	4,152	379
Other (income) expense, net	562	562	—
(Loss) before taxes and discontinued operations	$(17,041)	$(15,206)	$(1,835)	12.1%

Corporate Overhead increased during the first quarter of 2014 compared to the prior year period, due to increased corporate general and administrative, and interest expenses. Corporate general and administrative expenses increased due to approximately $1.4 million of increased salary and employee-related expenses, including approximately $0.1 million as a result of severance costs from headcount reduction efforts taken during the current period. Approximately $0.5 million of increased professional expenses and approximately $0.2 million of increased general expenses were offset by approximately $0.7 million of decreased insurance expenses. Increased interest expense was due to increased borrowings outstanding during the current year period.

Liquidity and Capital Resources

Increased operating cash flows during the first three months of 2014 compared to the prior year period reflect the impact of strategic initiatives to reduce costs and streamline our customer billing and collection processes. The increased operating cash flows have allowed us to continue to aggressively pursue extinguishing Maritech's remaining decommissioning liabilities, fund acquisition and capital expenditure activity, and further strengthen our balance sheet. As of March 31, 2014, and after expending approximately $13.3 million during the first three months of 2014 on decommissioning and associated work, Maritech's remaining decommissioning liabilities have been reduced to approximately $39.4 million. With the remaining amount of Maritech decommissioning work expected to decrease compared to 2013, we anticipate the resulting increase in operating cash flows during 2014 will provide significant opportunities to continue to strengthen our balance sheet and strategically grow our businesses. During the three months ended March 31, 2014, we spent an aggregate of $28.8 million on capital expenditure activity for several of our existing businesses. In addition to the ongoing capital expenditure activity, we continue to evaluate opportunities to further expand certain of our businesses through acquisitions, consistent with our growth plan. During January 2014, we expended approximately $30.2 million ($18.3 million net of cash acquired) in connection with two acquisitions: the purchase of assets and operations of TD Water Transfer, a water management business operating primarily in South Texas, and the purchase of the remaining ownership interest in TETRA Arabia, our Saudi Arabian limited liability company. In addition to available cash, as of May 7, 2014, we have approximately $181.9 million available under our revolving credit facility to fund our future strategic growth and Compressco Partners has an additional $38.4 million available under its revolving credit facility.

Operating Activities

Cash flows generated by operating activities totaled $36.1 million during the first three months of 2014 compared to $15.0 million of cash generated by operating activities during the prior year period, an increase of $21.0 million. This increase in operating cash flows during the first quarter of 2014 compared to the prior year period was largely due to an improvement of approximately $13.0 million from the collection of accounts receivable, reflecting our continuing efforts to expedite collections. This increase in cash provided by operating activities was generated despite approximately $13.3 million of decommissioning activity performed during the three months ended March 31, 2014. A portion of the decommissioning activity performed during the current year period was associated with approximately $7.9 million of excess decommissioning costs charged to earnings during the period.

Maritech continues to perform an extensive amount of well abandonment and decommissioning work associated with its remaining offshore oil and gas production wells, platforms, and facilities. As of March 31, 2014, and including the impact of adjustments to the estimated work remaining to be performed that were caused by certain required remediation work, Maritech’s decommissioning liabilities totaled approximately $39.4 million. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with offshore platforms that were previously destroyed by a hurricane, as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

During March 2014, we took additional steps to reduce operating and administrative headcount, particularly for our Production Testing, Fluids, Offshore Services, and Corporate Overhead segments. These steps were designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during 2012 and 2013, these cost reduction efforts have resulted in increased operating cash flows and improved profitability, which are expected to continue going forward. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

We are subject to operating hazards normally associated with onshore and offshore oilfield service operations, including fires, explosions, blowouts, cratering, mechanical problems, abnormally pressured formations, and accidents that cause harm to the environment. In addition, in the performance of each of our operations we are exposed to additional hazards, including personal injuries and vehicle-related accidents. We maintain various types of insurance that are designed to provide coverage in the event of an explosion or other catastrophic event involving our offshore operations. This insurance includes third-party liability, workers’ compensation and employers’ liability, automobile liability, general liability, vessel pollution liability, and operational risk coverage for our Maritech oil and gas properties, including removal of debris, and pollution and clean-up coverage. Our insurance coverage is subject to deductibles that must be satisfied prior to recovery. Additionally, our insurance is subject to certain exclusions and limitations. We believe our policy of insuring against such risks, as well as the levels of insurance we maintain, is typical in the industry. In addition, we provide services and products in the offshore Gulf of Mexico generally pursuant to agreements that create insurance and indemnity obligations for both parties. Our Maritech subsidiary maintains a formalized oil spill response plan that is submitted to the Bureau of Safety and Environmental Enforcement (BSEE). Maritech has designated third-party contractors in place to ensure that resources are available as required in the event of an environmental accident. While it is impossible to anticipate every potential accident or incident involving our offshore operations, we believe we have taken appropriate steps to mitigate the potential impact of such an event on the environment in the regions in which we operate.

Investing Activities

During the first three months of 2014, the total amount of our net cash utilized on investing activities was $44.7 million. Total cash capital expenditures during the first three months of 2014 were $28.8 million. Approximately $7.9 million of our capital expenditures during the first three months of 2014 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its water management business. Our Production Enhancement Division spent approximately $13.8 million on capital expenditures, consisting of approximately $7.5 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet, and approximately $6.3 million by the Compressco segment for the upgrade and expansion of its compressor and equipment fleet. Our Offshore Services segment spent approximately $5.5 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures. Corporate capital expenditures were approximately $1.6 million.

In January 2014, we completed two acquisitions. Pursuant to an October 2013 agreement, we acquired the 50% ownership interest of TETRA Arabia that we did not previously own in exchange for $15.0 million in cash that was paid at closing and $10.2 million in cash to be paid in July 2014. TETRA Arabia is a provider of clear brine fluids products and related services, production testing services, and offshore rig cooling services to its customer in Saudi Arabia. As a result of this transaction, beginning in the first quarter of 2014, TETRA Arabia became a wholly owned consolidated subsidiary. Also in January 2014, we acquired the assets and operations of TD Water Transfer for a cash purchase price of $15.0 million along with additional contingent cash consideration of up to approximately $8.0 million to be paid based on a measure of earnings and other considerations over the two year period subsequent to closing. TD Water Transfer is a provider of water management services to oil and gas operators in the South Texas and North Dakota regions, and the acquisition represents a strategic geographic expansion of our Fluids segment operations.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand our existing businesses (other than Maritech). However, certain of these planned expenditures may be postponed or canceled in an effort to conserve capital or otherwise address future market conditions. Although the level of capital expenditures during the remainder of 2014 is subject to the impact of acquisitions and future market conditions, we currently plan to spend up to approximately $100 million on total capital expenditures (excluding acquisitions) during 2014. The deferral of capital projects could affect our ability to compete in the future. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, operating leases, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a $278 million revolving credit facility with a syndicate of banks pursuant to a credit agreement (the Credit Agreement). As of May 7, 2014, we had an outstanding balance on the revolving credit facility of approximately $85.4 million, and had $10.7 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $181.9 million. In addition, the Credit Agreement allows us to increase the facility by $150 million, up to a $428 million limit, upon the agreement of the lenders and the satisfaction of certain conditions. Included in the approximately $52.8 million outstanding borrowings under the Credit Agreement as of March 31, 2014, is approximately $13.7 million equivalent denominated in euros, which has been designated as a hedge of the net investment in our European operations.

Under the Credit Agreement, which matures on October 29, 2015, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco Partners). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.5% to 2.5%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.0. Both of these financial ratios are defined in our revolving bank credit facility agreement. Deterioration of the financial ratios could result in a default by us under the Credit Agreement and, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Compressco is an unrestricted subsidiary and is not a borrower or a guarantor under our bank credit facility.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of Compressco Partners) greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2014. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement to cover the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.9 million equivalent as of March 31, 2014) with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14-business-days notice and contains standard provisions in the event of default. As of March 31, 2014, we had no borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facility

On October 15, 2013, Compressco Partners entered into a new asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the Partnership Credit Agreement), which replaced the previous Compressco Partners' credit agreement. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all obligations under the credit agreement are guaranteed by all of its existing and future, direct and indirect, domestic subsidiaries. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million), and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the Partnership Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent. As of May 7, 2014, Compressco Partners has a balance outstanding under the Partnership Credit Agreement of $32.2 million and had availability under the Partnership Credit Agreement of $38.4 million, based upon a $71.0 million borrowing base and the $32.2 million outstanding balance.

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

Borrowings under the Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners' option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by Compressco Partners), plus a margin of 2.25% per annum or (b) a base rate determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by JPMorgan Chase Bank, N.A. or (2) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 2.50% per annum. In addition to paying interest on outstanding principal under the Partnership Credit Agreement, Compressco Partners is required to pay a commitment fee, in respect of the unutilized commitments thereunder, of 0.375% per annum, paid quarterly in arrears. Compressco Partners is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The Partnership Credit Agreement requires Compressco Partners to maintain a minimum interest coverage ratio (ratio of earnings before interest and taxes to interest) of 4.0 to 1.0 as of the last day of any fiscal quarter, calculated on a trailing four quarters basis. In addition, the Partnership Credit Agreement includes customary negative covenants, which, among other things, limit Compressco Partners' ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility. Compressco Partners was in compliance with the covenants and conditions of the Partnership Credit Agreement as of March 31, 2014.

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

In April 2008, we issued $90.0 million in aggregate principal amount of Series 2008-B Senior Notes (the Series 2008-B Senior Notes) pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008-B Senior Notes bear interest at a fixed rate of 6.56% and mature on April 30, 2015. Interest on the Series 2008-B Senior Notes is due semiannually on April 30 and October 31 of each year.

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

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of March 31, 2014. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in October 2015, the Partnership Credit Agreement matures in October 2017, and our Senior Notes mature at various dates between April 2015 and December 2020. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

We continue to pursue a long-term growth strategy for our core businesses. On April 23, 2014, Compressco Partners filed a universal shelf registration statement on Form S-3 that, when declared effective by the Securities and Exchange Commission, will permit Compressco Partners, or certain of its subsidiaries, to issue up to $500 million of common units, debt securities, or other securities in one or more public offerings. As part of our strategic growth plans, we and Compressco Partners evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities (including Compressco Partners' credit facility) or cash generated from the issuance of securities issued under shelf registration statements.

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the three months ended March 31, 2014, Compressco Partners distributed approximately $1.2 million to its public unitholders.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally consists of obligations associated with our outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. During the first three months of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations.

During the three month period ended March 31, 2014, Compressco Partners borrowed $2.0 million pursuant to its bank credit facility, resulting in an aggregate of $32.2 million outstanding. The maturity date for the Compressco Partners bank credit facility is October 15, 2017.

For additional information about our contractual obligations as of December 31, 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “would,” “could,” “estimates,” and similar terms. These forward-looking statements include, without limitation, statements concerning our business outlook, future sales, earnings, costs, expenses, contract renewals, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties, and assumptions, including those that are set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, and others that may be set forth from time to time in our filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or projected. We undertake no obligation to publicly update or revise any forward-looking statement, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Through March 31, 2014, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2013.

Exchange Rate Risk

Through March 31, 2014, there have been no material changes in the information pertaining to our exchange risk rate exposures on our euro-denominated hedge as disclosed in our Form 10-K for the year ended December 31, 2013.

As of March 31, 2014, we and Compressco Partners had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Mexican peso	$2,374	13.07	4/15/2014
Forward sale Mexican pesos	$9,454	13.06	4/15/2014
Forward purchase pounds sterling	$3,170	1.67	4/15/2014
Forward purchase Canadian dollar	$3,375,000	1.10	4/15/2014
Forward purchase Canadian dollar	$2,238,000	1.10	4/15/2014
Forward purchase Argentina peso	$3,173,000	8.06	4/15/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 measurement). The fair values of our foreign currency derivative instruments as of March 31, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at March 31, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$36
Forward sale contracts	Current assets	159
Forward purchase contracts	Current liabilities	(88)
Total		$107

Based on the derivative contracts that were in place as of March 31, 2014, a five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of $0.1 million, and a decrease in the market value of our forward purchase contract of $0.1 million. A five percent devaluation of the Argentina peso compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.2 million. A five percent devaluation of the British pound sterling compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.2 million. A five percent devaluation of the Canadian dollar compared to the U.S. dollar would result in an increase in the market value of our forward purchase contract of $0.2 million.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
Jan 1 – Jan 31, 2014	99	(2)	$10.58	—	$14,327,000
Feb 1 – Feb 28, 2014	—			—	14,327,000
Mar 1 – Mar 31, 2014	1,826	(2)	$11.86	—	14,327,000
Total	1,925			—	$14,327,000

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2014.

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

TETRA Technologies, Inc.

Date:	May 9, 2014	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	May 9, 2014	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	May 9, 2014	By:	/s/Ben C. Chambers
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2014 and 2013; (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2014.