Form 10-Q
period 2014-06-30
TETRA TECHNOLOGIES INC
filed 2014-08-11
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of August 8, 2014, there were 79,550,793 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Product sales	$82,871	$79,350	$159,623	$150,888
Services and rentals	159,618	141,751	295,723	278,772
Total revenues	242,489	221,101	455,346	429,660
Cost of revenues:
Cost of product sales	76,706	80,135	141,735	135,873
Cost of services and rentals	108,301	89,841	208,239	184,631
Depreciation, amortization, and accretion	22,007	20,076	45,047	39,747
Total cost of revenues	207,014	190,052	395,021	360,251
Gross profit	35,475	31,049	60,325	69,409
General and administrative expense	32,270	34,028	65,690	67,256
Interest expense, net	4,604	4,178	9,315	8,378
Other (income) expense, net	1,095	(2,762)	(1,503)	(5,041)
Income (loss) before taxes	(2,494)	(4,395)	(13,177)	(1,184)
Provision (benefit) for income taxes	(944)	(1,887)	(5,537)	(776)
Net income (loss)	(1,550)	(2,508)	(7,640)	(408)
Net (income) loss attributable to noncontrolling interest	(907)	(423)	(1,751)	(1,220)
Net income (loss) attributable to TETRA stockholders	$(2,457)	$(2,931)	$(9,391)	$(1,628)
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.03)	$(0.04)	$(0.12)	$(0.02)
Average shares outstanding	78,525	77,896	78,416	77,784
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.03)	$(0.04)	$(0.12)	$(0.02)
Average diluted shares outstanding	78,525	77,896	78,416	77,784

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$(1,550)	$(2,508)	$(7,640)	$(408)
Foreign currency translation adjustment, including taxes of $(750) and $446 in 2014 and including taxes of $810 and $546 in 2013	3,244	(2,786)	777	(8,722)
Comprehensive income (loss)	1,694	(5,294)	(6,863)	(9,130)
Less: comprehensive income attributable to noncontrolling interest	(907)	(423)	(1,751)	(1,220)
Comprehensive income (loss) attributable to TETRA stockholders	$787	$(5,717)	$(8,614)	$(10,350)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,569	$38,754
Restricted cash	8,945	9,067
Trade accounts receivable, net of allowances for doubtful accounts of $1,440 in 2014 and $1,349 in 2013	179,888	180,659
Deferred tax asset	12,330	14,740
Inventories	92,686	100,792
Assets held for sale	2,536	5,541
Prepaid expenses and other current assets	22,382	24,386
Total current assets	356,336	373,939
Property, plant, and equipment:
Land and building	43,158	42,954
Machinery and equipment	713,570	682,836
Automobiles and trucks	56,235	57,588
Chemical plants	175,550	175,494
Construction in progress	32,310	14,170
Total property, plant, and equipment	1,020,823	973,042
Less accumulated depreciation	(435,538)	(400,426)
Net property, plant, and equipment	585,285	572,616
Other assets:
Goodwill	202,235	188,159
Patents, trademarks and other intangible assets, net of accumulated amortization of $29,801 in 2014 and $31,956 in 2013	55,855	31,980
Deferred tax assets	3,327	2,170
Other assets	25,228	37,669
Total other assets	286,645	259,978
Total assets	$1,228,266	$1,206,533

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$88,671	$69,220
Accrued liabilities	62,047	65,017
Current portion of long-term debt	90,000	89
Decommissioning and other asset retirement obligations, net	30,157	38,700
Total current liabilities	270,875	173,026
Long-term debt, net of current portion	327,052	387,727
Deferred income taxes	7,695	17,651
Decommissioning and other asset retirement obligations, net of current portion	12,031	12,204
Other liabilities	19,531	18,427
Total long-term liabilities	366,309	436,009
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 82,075,195 shares issued at June 30, 2014 and 81,333,631 shares issued at December 31, 2013	821	813
Additional paid-in capital	237,447	234,360
Treasury stock, at cost; 2,565,935 shares held at June 30, 2014, and 2,478,084 shares held at December 31, 2013	(16,132)	(15,765)
Accumulated other comprehensive income (loss)	(3,127)	(3,903)
Retained earnings	330,645	340,036
Total TETRA stockholders' equity	549,654	555,541
Noncontrolling interests	41,428	41,957
Total equity	591,082	597,498
Total liabilities and equity	$1,228,266	$1,206,533

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income (loss)	$(7,640)	$(408)
Reconciliation of net income (loss) to cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	45,047	39,747
Provision (benefit) for deferred income taxes	(12,932)	(4,768)
Equity-based compensation expense	3,273	3,624
Provision (benefit) for doubtful accounts	(10)	333
Gain on sale of assets	(239)	(13)
Excess decommissioning and abandoning costs	18,965	32,877
Other non-cash charges and credits	(3,272)	(5,262)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	10,198	19,716
Inventories	8,979	9,248
Prepaid expenses and other current assets	3,820	14,690
Trade accounts payable and accrued expenses	6,536	(8,952)
Decommissioning liabilities, net	(29,766)	(70,788)
Other	(2,339)	317
Net cash provided by (used in) operating activities	40,620	30,361
Investing activities:
Purchases of property, plant, and equipment	(52,240)	(51,535)
Acquisition of businesses, net of cash acquired	(18,337)	—
Proceeds on sale of property, plant, and equipment	4,250	837
Other investing activities	(935)	258
Net cash used in investing activities	(67,262)	(50,440)
Financing activities:
Proceeds from long-term debt	76,450	65,445
Payments of long-term debt	(47,626)	(85,928)
Compressco Partners' distributions	(2,508)	(2,393)
Proceeds from exercise of stock options	391	757
Excess tax benefit from equity compensation	—	—
Other financing activities	(369)	(307)
Net cash provided by (used in) financing activities	26,338	(22,426)
Effect of exchange rate changes on cash	(881)	(1,031)
Increase (decrease) in cash and cash equivalents	(1,185)	(43,536)
Cash and cash equivalents at beginning of period	38,754	74,048
Cash and cash equivalents at end of period	$37,569	$30,512
Supplemental cash flow information:
Interest paid	$8,916	$9,616
Income taxes paid	6,972	4,217

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

As a result of a transaction entered into subsequent to June 30, 2014, Compressco Partners has significantly expanded its operations through the acquisition of Compressor Systems, Inc. (CSI). See Note B - Acquisitions for further discussion.

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

Beginning in September 2013, certain ad valorem tax expenses for operating equipment of our Compressco segment have been classified as cost of revenues instead of being included in general and administrative expense as reported in prior periods. Prior period amounts have been reclassified to conform to the current year period's presentation. The amounts of such reclassifications are $0.3 million and $0.7 million for the three and six month periods ended June 30, 2013. This reclassification had no effect on net income for any of the periods presented.

Certain other previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of June 30, 2014, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value and consist primarily of finished goods. Cost is determined using the weighted average method. Significant components of inventories as of June 30, 2014, and December 31, 2013, are as follows:

	June 30, 2014	December 31, 2013
	(In Thousands)
Finished goods	$62,348	$73,515
Raw materials	4,933	3,894
Parts and supplies	24,333	22,668
Work in progress	1,072	715
Total inventories	$92,686	$100,792

Finished goods inventories include newly manufactured clear brine fluids as well as recycled brines that are repurchased from certain customers. Recycled brines are recorded at cost using the weighted average method. We provide a reserve for estimated unrealizable inventory equal to the difference between the cost of inventory and its estimated realizable value.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Number of weighted average common shares outstanding	78,525	77,896	78,416	77,784
Assumed exercise of stock awards	—	—	—	—
Average diluted shares outstanding	78,525	77,896	78,416	77,784

For the three and six month periods ended June 30, 2014 and 2013, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net losses recorded during the periods.

Environmental Liabilities

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term Senior Notes at June 30, 2014, and December 31, 2013, were approximately $313.1 million and $318.4 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were more favorable than the stated interest rates on the Senior Notes. We calculate the fair value of our Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

The fair value of the liability for the WIT Water Transfer, LLC (doing business as TD Water Transfer) contingent purchase price consideration at June 30, 2014, was approximately $1.2 million. We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the TD Water Transfer share purchase agreement based upon the actual and anticipated earnings of our TD Water Transfer operations (a level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 measurement). A summary of these fair value measurements as of June 30, 2014, is as follows:

		Fair Value Measurements Using
	Total as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$129	—	129	—
Liability for foreign currency derivative contracts	(176)	—	(176)	—
Acquisition contingent consideration liability	(1,192)	—	—	(1,192)
Total	$(1,239)

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2017 under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – ACQUISITIONS

Acquisition of Limited Liability Company Interest

On January 16, 2014, we finalized the purchase of the 50% ownership interest of Ahmad Albinali & TETRA Arabia Company Ltd. (TETRA Arabia, a Saudi Arabian limited liability company) that we did not previously own for consideration of $25.2 million. The closing of this transaction was pursuant to the terms of the Share Sale and Purchase Agreement entered into as of October 1, 2013, with the other shareholder in TETRA Arabia. TETRA Arabia is a provider of production testing services, offshore rig cooling services, and clear brine fluids products and related services to its customer in Saudi Arabia. The acquisition of the other 50% interest of TETRA Arabia results in the Production Testing and Fluids segments owning a 100% interest in their Saudi Arabian operations, which they will operate directly through the TETRA Arabia entity. Prior to the transaction, our 50% ownership interest in TETRA Arabia was accounted for under the equity method of accounting, whereby our investment was classified as Other Assets in our consolidated balance sheets, and our share of TETRA Arabia's earnings was classified as other income in the consolidated statements of operations. Following the acquisition, TETRA Arabia is consolidated as a wholly owned subsidiary. The $25.2 million purchase price for the 50% ownership interest includes $15.0 million in cash that was paid at closing, and an additional $10.2 million in cash that was paid on July 16, 2014.

As a result of the purchase of the remaining 50% ownership interest of TETRA Arabia during the first quarter of 2014, we remeasured the fair value of our existing investment carrying value in TETRA Arabia based on estimated future cash flows which resulted in a calculated fair value of approximately $21.8 million (a level 3 measurement). We allocated this calculated fair value to the applicable consolidated balance sheet line items and recorded a remeasurement gain of approximately $5.7 million. Additionally, we recorded a charge to earnings of approximately $2.9 million associated with a similar fair value measurement related to the termination of our previous relationship with the other shareholder. The charge to earnings and the remeasurement gain were included in other (income) expense in the accompanying Consolidated Statement of Operations for the six month period ended June 30, 2014. We allocated the purchase price as well as the remeasured value of our existing investment based on the fair values of the assets and liabilities acquired or remeasured, which consisted of a total of approximately $18.5 million of net working capital, $1.3 million of property, plant, and equipment, approximately $22.5 million of certain intangible assets (primarily a customer relationship asset), $4.5 million of deferred tax liabilities, and approximately $6.3 million of nondeductible goodwill (allocated between the Fluids and Production Testing segments). For the six month period ended June 30, 2014, our revenues, depreciation and amortization, and income before taxes included $14.5 million, $0.8 million, and $1.5 million, respectively, associated with the acquired operations of TETRA Arabia after the closing in January 2014.

Acquisition of TD Water Transfer

On January 29, 2014, we acquired the assets and operations of WIT Water Transfer, LLC (doing business as TD Water Transfer) for a cash purchase price of $15.0 million. In addition, contingent consideration ranging from $0 to $8.0 million in cash may be paid, depending on a defined measure of earnings over each of the two twelve month periods subsequent to closing. TD Water Transfer is a provider of water management services to oil and gas operators in the South Texas and North Dakota regions, and the acquisition represented a strategic geographic expansion of our Fluids segment operations, allowing it to serve customers in additional basins in the U.S.

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $7.3 million of property, plant and equipment, approximately $3.4 million of certain intangible assets, approximately $6.5 million of nondeductible goodwill, and approximately $2.3 million of liabilities associated with the contingent purchase price consideration. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated earnings for our water management services operations in the South Texas and North Dakota regions over each of the two twelve month periods subsequent to the closing and could increase (to $8.0 million) or decrease (to $0) depending on actual and expected earnings in these regions going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration liability due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. During the three months ended June 30, 2014, the liability associated with the contingent consideration was adjusted downward by approximately $1.1 million, and this amount was credited to earnings (depreciation, amortization, and accretion) during the period. The $6.5 million of goodwill recorded to the Fluids segment as a result of the TD Water Transfer acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition. This allocation of the purchase price to TD Water Transfer’s net assets and liabilities is preliminary, and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. During the second quarter of 2014, the allocated value to goodwill decreased from $8.9 million to $6.5 million due to adjustments to the purchase price allocation to the acquired assets and liabilities. These fair value calculations and allocations are expected to be finalized later in 2014, and could result in adjustments to the calculated depreciation and amortization of the tangible and intangible assets, respectively.

Acquisition of Compressor Systems, Inc.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, a subsidiary of Compressco Partners acquired all of the outstanding capital stock of Compressor Systems, Inc. (CSI), a Delaware corporation, for $825.0 million cash (the CSI Acquisition). The total consideration payable is subject to an adjustment based on working capital. CSI owns one of the largest fleets of natural gas compression equipment in the U.S. Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of products and compression services that cover a wide range of the natural gas production and transportation cycle to a broad customer base. CSI derives revenues through three primary business lines: service operations, unit sales, and aftermarket services.

The CSI Acquisition purchase price was funded from (i) the issuance of the 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by Compressco Partners and its subsidiary, Compressco Finance, Inc. (the Compressco Senior Notes) resulting in net proceeds of $337.8 million ($350.0 million aggregate face amount) (ii) Compressco Partners' issuance of 15,280,000 common units (the New Units) in an underwritten public offering resulting in the net proceeds of $346.0 million ($359.1 million gross proceeds less commissions), and (iii) a portion of $210.0 million borrowed under Compressco Partners' new $400.0 million bank revolving credit facility (the New Partnership Credit Facility). A subsidiary of our Compressco Partners GP Inc. subsidiary purchased 1,391,113 of the New Units. Additionally, Compressco Partners GP Inc. contributed approximately $7.3 million to Compressco Partners in order to maintain its approximately 2% general partner interest in Compressco Partners. Following the CSI Acquisition and the completion of the offering of the New Units and the contribution by Compressco Partners GP Inc., our aggregate ownership percentage in Compressco Partners was reduced to approximately 47% from approximately 82%. Through our Compressco Partners GP Inc. subsidiary, we will continue to manage Compressco Partners, and, accordingly, we will continue to consolidate the results of Compressco Partners as part of our consolidated results of operations. To fund our purchase of New Units and the additional general partner contribution, we borrowed $40.0 million under our credit facility.

In connection with the CSI Acquisition and Compressco Partners' issuance of the New Units, Compressco Partners granted an option to the underwriters (subject to certain terms and conditions as set forth in the Underwriting Agreement) to purchase up to an additional 2,292,000 common units at the public offering price of $23.50 per common unit, less the underwriting discount. This option expires August 23, 2014.

Our preliminary allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$112,147
Property and equipment	559,507
Intangible and other assets	236,738
Total assets acquired	908,392

Current liabilities	83,392
Long-term debt	—
Other long-term liabilities	—
Total liabilities assumed	83,392
Net assets acquired	$825,000

The actual allocation of the CSI Acquisition purchase price will be based on the CSI balance sheet as of the August 4, 2014, closing date and the finalization of fair value measurements. The final purchase price allocation could differ materially from the above summary. Actual purchase price allocation amounts will be disclosed in subsequent filings.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisition of the remaining 50% ownership interest of TETRA Arabia and the acquisition of CSI as if each of the transactions had occurred at the beginning of the periods presented. The pro forma information includes the impact from the allocation of the acquisition purchase price for each acquisition on depreciation and amortization. The pro forma information also excludes the impact of the remeasurement gain and charge to earnings recorded in connection with the 50% interest in TETRA Arabia during the 2014 period. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The impact of the acquisition of TD Water Transfer is not significant and is therefore not included in the pro forma information below. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that we will achieve after the transactions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Amounts)

Revenues	$320,374	$315,189	$627,856	$637,431
Depreciation, depletion, amortization, and accretion	$36,653	$34,900	$74,223	$68,131
Gross profit	$63,881	$63,983	$119,538	$139,435

Net income (loss)	$(3,445)	$(1,698)	$(9,238)	$5,846
Net income (loss) attributable to TETRA stockholders	$(4,353)	$(2,121)	$(10,989)	$4,626

Per share information:
Net income (loss) attributable to TETRA stockholders
Basic	$(0.06)	$(0.03)	$(0.14)	$0.06
Diluted	$(0.06)	$(0.03)	$(0.14)	$0.06

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		June 30, 2014	December 31, 2013
		(In Thousands)
	Scheduled Maturity
Bank revolving line of credit facility	October 29, 2015	$74,201	$52,768
Compressco Partners' bank credit facility	October 15, 2017	37,851	29,959
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	35,000
European bank credit facility		—	—
Other		—	89
Total debt		417,052	387,816
Less current portion		(90,000)	(89)
Total long-term debt		$327,052	$387,727

Our Bank Credit Facility

On August 4, 2014, in connection with the CSI Acquisition, we borrowed $40.0 million under our credit facility to fund the purchase of 1,391,113 common units of Compressco Partners and to fund a contribution of $7.3 million by our wholly owned subsidiary Compressco Partners GP Inc. to maintain its approximately 2% general partners interest in Compressco Partners.

Compressco Partners 7.25% Senior Notes

On July 29, 2014, Compressco Partners, Compressco Finance Inc., a Delaware corporation and indirect wholly owned subsidiary of Compressco Partners (Compressco Finance and, together with Compressco Partners, the Issuers), and the guarantors named therein (the Guarantors and, together with the Issuers, the Obligors), entered into the Note Purchase Agreement (the Note Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the Initial Purchasers) related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the Compressco Senior Notes) in a private offering (the Offering) exempt from the registration requirements under the Securities Act of 1933, as amended (the Securities Act). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Issuers closed the Offering on August 4, 2014. Their obligations under the Compressco Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of Compressco Partners’ domestic restricted subsidiaries (other than Compressco Finance) that guarantee Compressco Partners’ other indebtedness. The Compressco Senior Notes and the subsidiary guarantees thereof (together, the Securities) were issued pursuant to an indenture described below.

The Initial Purchasers intend to resell the Securities (i) to "qualified institutional buyers," as defined in Rule 144A under the Securities Act (Rule 144A), in private sales exempt from registration under the Securities Act in accordance with Rule 144A, and (ii) to investors other than U.S. persons, pursuant to offers and sales that occur outside of the U.S. in accordance with Regulation S under the Securities Act. The offer and sale of the Securities have not been registered under the Securities Act or applicable state securities laws, and the Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Compressco Partners used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under the Compressco Partners’ existing credit facility.

Pursuant to the Note Purchase Agreement, CSI and any domestic subsidiaries of CSI required to guarantee the Compressco Senior Notes pursuant to the indenture governing the Compressco Senior Notes were joined as parties to the Note Purchase Agreement pursuant to a purchase agreement joinder, dated August 4, 2014.

The Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014(the Indenture) by and among the Obligors and U.S. Bank National Association, as trustee (the Trustee). The Compressco Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the Compressco Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The Compressco Senior Notes are scheduled to mature on August 15, 2022.

On and after August 15, 2017, Compressco Partners may on one or more occasions redeem the Compressco Senior Notes, in whole or in part, upon not less than 30-days’ nor more than 60-days’ prior notice, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and liquidated damages thereon, if any, to the applicable redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on August 15 of the years indicated below:

Date	Price
2017	105.438%
2018	103.625%
2019	101.813%
2020 and thereafter	100%

In addition, any time or from time to time before August 15, 2017, Compressco Partners may redeem all or a part of the Compressco Senior Notes at a redemption price equal to 100% of the principal amount of the Compressco Senior Notes redeemed, plus an applicable "make whole" prepayment premium and interest up to the redemption date.

Prior to August 15, 2017, Compressco Partners may, on one or more occasions redeem up to 35% of the principal amount of the Compressco Senior Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.250% of the principal amount of the Compressco Senior Notes to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, as long as (a) at least 65% of the aggregate principal amount of the Compressco Senior Notes originally issued on the issue date (excluding notes held by Compressco Partners and its subsidiaries) remains outstanding after each such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

The Indenture contains customary covenants restricting Compressco Partners’ ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting Compressco Partners, subject to the satisfaction of certain conditions, to transfer assets to certain of its unrestricted subsidiaries. Moreover, if the Compressco Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the Compressco Senior Notes then outstanding may declare all amounts owing under the Compressco Senior Notes to be due and payable.

In connection with the Offering of the Compressco Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the Registration Rights Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the SEC) registering an exchange offer by the Obligors that would allow holders of the Securities to exchange their restricted Securities for registered freely tradable notes having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the Compressco Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the Compressco Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Compressco Partners New Bank Credit Facility

On August 4, 2014, in connection with the CSI Acquisition, Compressco Partners entered into a new credit agreement (the New Partnership Credit Agreement), and it borrowed $210.0 million, which was used to fund, in part, Compressco Partners' $825.0 million CSI Acquisition purchase price. In addition, the New Partnership Credit Agreement borrowings were used to pay fees and expenses related to the CSI Acquisition, the Compressco Senior Notes offering, and the New Partnership Credit Agreement, and to repay the $38.1 million balance outstanding under Compressco Partners' previous Partnership Credit Agreement dated October 15, 2013, which was then terminated. Approximately $0.8 million of deferred financing costs associated with that terminated Partnership Credit Agreement will be expensed and charged to income during the third quarter of 2014. Under the New Partnership Credit Agreement, Compressco Partners and Compressco Partners Sub, Inc. were named as the borrowers, and all obligations under the New Partnership Credit Agreement are guaranteed by all of Compressco Partners' existing and future, direct and indirect, domestic restricted subsidiaries, other than domestic subsidiaries that are wholly owned by foreign subsidiaries. We are not a borrower or a guarantor under the New Partnership Credit Agreement. The New Partnership Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million).

The New Partnership Credit Agreement is available to provide Compressco Partners' working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as Compressco Partners is not in default, the New Partnership Credit Agreement can also be used to fund Compressco Partners’ quarterly distributions at the option of the board of directors of Compressco Partners' general partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). Borrowings under the New Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Partnership Credit Agreement is August 4, 2019.

Borrowings under the New Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners' option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by Compressco Partners), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. Initially, from the closing date until the delivery of the financial statements for the first full fiscal quarter after closing, LIBOR based loans will have an applicable margin of 2.75% per annum, and base rate loans will have an applicable margin of 1.75% per annum; thereafter, the applicable margin will range between 1.75% and 2.50% per annum for LIBOR based loans and 0.75% and 1.50% per annum for base rate loans based on Compressco Partners' consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the New Partnership Credit Agreement, Compressco Partners is required to pay a commitment fee in respect of the unutilized commitments thereunder initially at the rate of 0.50% per annum until the delivery of the financial statements for the first full quarter after the closing date and thereafter at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on Compressco Partners' consolidated total leverage ratio. Compressco Partners is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees, agreed to with the administrative agent and lenders.

The New Partnership Credit Agreement requires Compressco Partners to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Partnership Credit Agreement includes customary negative covenants that, among other things, limit Compressco Partners' ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the New Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of Compressco Partners' assets and the assets of its existing and future domestic subsidiaries, and all of the capital stock of its existing and future subsidiaries (limited in the case of foreign subsidiaries, to 66% of the voting stock of first tier foreign subsidiaries to the extent security over a greater percentage would result in a material tax liability).

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with its remaining offshore platforms previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners. We also have asset retirement obligations associated with operated facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The value of our asset retirement obligations for non-Maritech properties was approximately $8.1 million and $7.6 million as of June 30, 2014 and December 31, 2013, respectively. The changes in consolidated asset retirement obligations during the three month period ended June 30, 2014, are as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
	(In Thousands)
Beginning balance for the period, as reported	$47,167	$50,904
Activity in the period:
Accretion of liability	181	371
Revisions in estimated cash flows	11,299	20,680
Settlement of retirement obligations	(16,459)	(29,767)
Ending balance as of June 30	$42,188	$42,188

Revisions in estimated cash flows during the first six months of 2014 resulted primarily from changes that arose during the period for additional work incurred and estimates for additional work anticipated to be required on Maritech’s offshore oil and gas properties, including remediation work required on certain wells that had been previously plugged.

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

Derivative Contracts

Foreign Currency Derivative Contracts. In October 2013, we and Compressco Partners began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2014, we and Compressco Partners had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase pounds sterling	$4,246	1.71	7/18/2014
Forward purchase Brazil real	$1,667	2.22	7/18/2014
Forward purchase Canadian dollar	$3,284	1.07	7/18/2014
Forward sale Mexican peso	$8,289	13.01	7/18/2014
Forward purchase Argentina peso	$3,694	8.26	7/18/2014
Forward purchase Canadian dollar	$1,891	1.07	7/18/2014
Forward purchase Mexican peso	$2,129	13.01	7/18/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 measurement). The fair values of our foreign currency derivative instruments as of June 30, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at June 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$47
Forward sale contracts	Current assets	82
Forward purchase contracts	Current liabilities	(176)
Total		$(47)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the six month period ended June 30, 2014, we recognized approximately $0.05 million of net losses in other income (expense) associated with our foreign currency derivative program.

Other Hedge Contracts

Transaction gains and losses attributable to a foreign currency transaction that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity is subject to the same accounting as translation adjustments. As such, the effect of a rate change on a foreign currency hedge is the same as the accounting for the effect of the rate change on the net foreign investment; both are recorded in the cumulative translation account, a component of stockholders’ equity, and are partially or fully offsetting. In July 2012, we borrowed 10.0 million euros (approximately $13.6 million equivalent as of June 30, 2014) and designated the borrowing as a hedge of our net investment in our European operations. Changes in the foreign currency exchange rate have resulted in a cumulative loss charged to the cumulative translation adjustment account of $1.0 million net of taxes at June 30, 2014, with no ineffectiveness recorded.

NOTE F – EQUITY

Changes in equity for the three and six month periods ended June 30, 2014 and 2013, are as follows:

	Three Months Ended June 30,
	2014			2013
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$548,062	$41,585	$589,647	$548,577	$42,094	$590,671
Net income (loss)	(2,457)	907	(1,550)	(2,931)	423	(2,508)
Foreign currency translation adjustment, including taxes of ($750) in 2014 and taxes of $810 in 2013	3,244	—	3,244	(2,786)	—	(2,786)
Comprehensive income (loss)	787	907	1,694	(5,717)	423	(5,294)
Exercise of common stock options	105	—	105	207	—	207
Distributions to public unitholders	—	(1,265)	(1,265)	—	(1,202)	(1,202)
Equity-based compensation	1,184	235	1,419	1,398	371	1,769
Treasury stock and other	(352)	(34)	(386)	(242)	(13)	(255)
Tax benefit upon exercise of stock options	(132)	—	(132)	(153)	—	(153)
Ending balance as of June 30	$549,654	$41,428	$591,082	$544,070	$41,673	$585,743

	Six Months Ended June 30,
	2014			2013
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$555,541	$41,957	$597,498	$551,120	$42,188	$593,308
Net income	(9,391)	1,751	(7,640)	(1,628)	1,220	(408)
Foreign currency translation adjustment, including taxes of $446 in 2014 and taxes of $546 in 2013	777	—	777	(8,722)	—	(8,722)
Comprehensive Income (loss)	(8,614)	1,751	(6,863)	(10,350)	1,220	(9,130)
Exercise of common stock options	391	—	391	989	—	989
Distributions to public unitholders	—	(2,508)	(2,508)	—	(2,393)	(2,393)
Equity-based compensation	2,836	437	3,273	2,930	693	3,623
Treasury stock and other	(368)	(209)	(577)	(230)	(35)	(265)
Tax benefit upon exercise of stock options	(132)	—	(132)	(389)	—	(389)
Ending balance as of June 30	$549,654	$41,428	$591,082	$544,070	$41,673	$585,743

Activity within the foreign currency translation adjustment account during the periods includes no reclassifications to net income.

As discussed in Note B - Acquisitions, to finance a portion of the CSI Acquisition purchase price, Compressco Partners completed a public offering of its common units pursuant to which it sold 15,280,000 of New Units. . A subsidiary of our Compressco Partners GP Inc. subsidiary purchased 1,391,113 of the New Units. Additionally, Compressco Partners GP Inc. contributed approximately $7.3 million in order to maintain its approximately 2% general partner interest in Compressco Partners. Prior to the CSI Acquisition and the offering of the New Units by Compressco Partners, we owned approximately 82% of Compressco Partners through our ownership of common units, subordinated units, and general partner interest (through which we hold incentive distribution rights). Following the CSI Acquisition, and the issuance of the New Units, our ownership of Compressco Partners is approximately 47%, consisting of approximately 45% limited partner interest (common and subordinated units) plus the approximately 2% general partner interest. Through Compressco Partners GP Inc., we will continue to manage Compressco Partners, and, accordingly, we will continue to consolidate the results of Compressco Partners as part of our consolidated results of operations. In connection with the Compressco Partners' offering of the New Units, Compressco Partners granted an option to the underwriters (subject to certain terms and conditions as set forth in the Underwriting Agreement) to purchase up to an additional 2,292,000 common units at the public offering price of $23.50 per common unit, less the underwriting discount. This option expires August 23, 2014. As a result of these transactions, and beginning in the third quarter of 2014, the non-controlling interest associated with the public ownership of Compressco Partners will be significantly increased.

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

The Compressco segment provides compression-based production enhancement services, which are used in both conventional wellhead compression applications and unconventional compression applications, and, in certain circumstances, well monitoring and sand separation services. The Compressco segment provides these services throughout many of the onshore oil and gas producing regions of the United States, as well as certain basins in Mexico, Canada, and certain countries in South America, Eastern Europe, and the Asia-Pacific region. Beginning June 20, 2011, following the initial public offering of Compressco Partners, we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners. As a result of the August 4, 2014, acquisition of CSI, we have significantly expanded the scope of our Compressco segment. See Note B - Acquisitions for further discussion.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment provides (1) downhole and subsea services such as well plugging and abandonment and workover services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturation diving services.

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

We generally evaluate the performance of and allocate resources to our segments based on profit or loss from their operations before income taxes and nonrecurring charges, return on investment, and other criteria. Transfers between segments and geographic areas are priced at the estimated fair value of the products or services as negotiated between the operating units and are eliminated in consolidation. “Corporate overhead” includes corporate general and administrative expenses, corporate depreciation and amortization, interest income and expense, and other income and expense.

Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$78,905	$74,741	$152,325	$143,902
Production Enhancement Division
Production Testing	—	—	—	—
Compressco	2,065	1,341	3,902	2,429
Total Production Enhancement Division	2,065	1,341	3,902	2,429
Offshore Division
Offshore Services	354	1,584	473	1,713
Maritech	1,547	1,684	2,923	2,844
Total Offshore Division	1,901	3,268	3,396	4,557
Consolidated	$82,871	$79,350	$159,623	$150,888

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
Services and rentals
Fluids Division	$37,423	$25,493	$69,163	$50,324
Production Enhancement Division
Production Testing	42,377	47,433	86,015	102,040
Compressco	29,950	26,640	57,877	56,377
Intersegment eliminations	(1,085)	(293)	(1,709)	(573)
Total Production Enhancement Division	71,242	73,780	142,183	157,844
Offshore Division
Offshore Services	55,887	62,871	91,098	100,391
Maritech	—	—	—	—
Intersegment eliminations	(4,934)	(20,393)	(6,721)	(29,787)
Total Offshore Division	50,953	42,478	84,377	70,604
Corporate Overhead	—	—	—	—
Consolidated	$159,618	$141,751	$295,723	$278,772

Intersegment revenues
Fluids Division	$322	$(8)	$307	$40
Production Enhancement Division
Production Testing	—	—	—	—
Compressco	—	—	—	—
Total Production Enhancement Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Intersegment eliminations	(322)	8	(307)	(40)
Consolidated	$—	$—	$—	$—

Total revenues
Fluids Division	$116,650	$100,226	$221,795	$194,266
Production Enhancement Division
Production Testing	42,377	47,433	86,015	102,040
Compressco	32,015	27,981	61,779	58,806
Intersegment eliminations	(1,085)	(293)	(1,709)	(573)
Total Production Enhancement Division	73,307	75,121	146,085	160,273
Offshore Division
Offshore Services	56,241	64,455	91,571	102,104
Maritech	1,547	1,684	2,923	2,844
Intersegment eliminations	(4,934)	(20,393)	(6,721)	(29,787)
Total Offshore Division	52,854	45,746	87,773	75,161
Corporate Overhead	—	—	—	—
Intersegment eliminations	(322)	8	(307)	(40)
Consolidated	$242,489	$221,101	$455,346	$429,660

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)

Income (loss) before taxes
Fluids Division	$17,059	$17,847	$35,536	$34,852
Production Enhancement Division
Production Testing	(249)	4,317	(3,047)	10,615
Compressco	5,477	3,161	10,664	8,386
Intersegment eliminations	3	—	6	—
Total Production Enhancement Division	5,231	7,478	7,623	19,001
Offshore Division
Offshore Services	1,833	9,688	(6,139)	4,485
Maritech	(10,698)	(23,743)	(17,237)	(28,651)
Intersegment eliminations	—	—	—	—
Total Offshore Division	(8,865)	(14,055)	(23,376)	(24,166)
Corporate Overhead(1)	(15,919)	(15,665)	(32,960)	(30,871)
Consolidated	$(2,494)	$(4,395)	$(13,177)	$(1,184)

	June 30,
	2014	2013
	(In Thousands)
Total assets
Fluids Division	$439,793	$389,580
Production Enhancement Division
Production Testing	333,531	320,801
Compressco	233,956	233,288
Total Production Enhancement Division	567,487	554,089
Offshore Division
Offshore Services	170,663	181,752
Maritech	20,727	25,640
Intersegment eliminations	—	—
Total Offshore Division	191,390	207,392
Corporate Overhead	29,596	20,491
Consolidated	$1,228,266	$1,171,552

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In Thousands)
General and administrative expense	$10,064	$10,364	$21,458	$20,275
Depreciation and amortization	527	579	1,081	1,160
Interest expense	4,610	4,090	9,141	8,242
Other general corporate (income) expense, net	718	632	1,280	1,194
Total	$15,919	$15,665	$32,960	$30,871

NOTE I – SUBSEQUENT EVENTS

On July 11, 2014, the Board of Compressco Partners GP Inc. confirmed that the conditions set forth in the definition of "Subordination Period" contained in the Partnership Agreement of Compressco Partners will be met upon the payment of the August 15, 2014 cash distribution. As a result, effective August 18, 2014, the 6,273,970 subordinated units of Compressco Partners will automatically convert on a one-for-one basis into common units. After the conversion of our subordinated units, we will no longer have any subordinated units and our common units will no longer be entitled to arrearages in cash distributions. The conversion of these subordinated units does not impact the amount of cash distributions paid to us by Compressco Partners or the total number of outstanding units of Compressco Partners. These subordinated units were issued to us by Compressco Partners in connection with its initial public offering.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, a subsidiary of Compressco Partners acquired all of the outstanding capital stock of CSI for $825.0 million cash, subject to an adjustment based on working capital. See Note B - Acquisitions for further discussion of this acquisition and related financings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 3, 2014. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

With the August 4, 2014, acquisition by Compressco Partners of Compressor Systems, Inc. (CSI), a Delaware corporation, (the CSI Acquisition), we have effected a significant change in the composition of our consolidated operations and our consolidated capital structure. The acquisition of CSI is expected to increase our Compressco segment's total horsepower (HP) from approximately 187,000 to over 1,045,000 and will allow the Compressco segment to utilize an expanded range of compressor packages (from 20 HP to 2,370 HP units) for compression services to customers. It is anticipated that this expansion of the Compressco segment's service offerings will allow it to participate in the compression market at a broader level. Strategically, the acquisition is expected to afford the Compressco segment the opportunity to capture significant synergies associated with its product and service offerings and its fabrication and manufacturing operations, further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits. A portion of the $825.0 million purchase price for CSI was funded through the offering by Compressco Partners of 15,280,000 common units (the New Units), which together with the contribution by our Compressco Partners GP Inc. subsidiary of additional capital, resulted in our ownership of Compressco Partners being reduced from approximately 82% to approximately 47%. In connection with Compressco Partners' offering of the New Units, it granted an option to the underwriters (subject to certain terms and conditions as set forth in the Underwriting Agreement) to purchase up to an additional 2,292,000 common units at the public offering price of $23.50 per common unit, less the underwriting discount. This option expires August 23, 2014. If exercised, Compressco Partners intends to use all or a portion of the proceeds generated from the exercise of this option to reduce outstanding indebtedness. Through our wholly owned subsidiary, Compressco Partners GP Inc., we will continue to manage Compressco Partners, and accordingly, we will continue to consolidate the results of Compressco Partners as part of our consolidated results of operations. Despite the decreased ownership percentage in Compressco Partners, our quarterly distributions from Compressco Partners following the CSI Acquisition are expected to increase compared to the amount of distributions prior to the acquisition, as a result of the increased operations of Compressco Partners and the incentive distribution rights held by our Compressco Partners GP Inc. subsidiary.

The CSI Acquisition purchase price was funded from (i) the issuance of 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by Compressco Partners and its subsidiary, Compressco Finance, Inc. (the Compressco Senior Notes) resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) Compressco Partners' issuance of 15,280,000 common units (the New Units) in an underwritten public offering resulting in net proceeds of $346.0 million, and (iii) a portion of the $210.0 million borrowed under Compressco Partners' new $400 million bank revolving credit facility (the New

Partnership Credit Agreement). A subsidiary of our Compressco Partners GP Inc. subsidiary purchased 1,391,113 of the New Units for approximately $32.7 million and Compressco Partners GP Inc. contributed approximately $7.3 million in order to maintain its approximately 2% general partner interest in Compressco Partners. These investments were funded through approximately $40.0 million borrowed under our existing Credit Agreement.

Consolidated results of operations for the quarter ended June 30, 2014, were improved compared to the prior year period, but continue to reflect the challenges faced by many of our businesses. Our Compressco segment reported increased revenues and profitability due to continued strength of its unconventional compression services and increased sales of compressor packages compared to the prior year period. Our Fluids Division reported increased revenues despite continued weakness in its offshore clear brine fluids (CBF) business and increased competition for its water management business. These increased Fluids Division revenues were offset, however, by increased operating expenses in several of our markets. Offshore Services segment operations were affected by decreased work performed for Maritech and the impact of unseasonal weather and barge repairs that affected its heavy lift services business compared to the prior year period. Significant challenges continue for our Production Testing segment, which again reported decreased revenues compared to the prior year period, primarily due to the impact of increased competition and decreased activity by certain customers in certain key U.S. and Canadian markets. During 2013, a significant South Texas Production Testing customer suspended its activity in the region and the Production Testing segment's significant customer in Mexico suspended its operations in the northern region of Mexico. The segment continues to seek to expand its customer base in an attempt to replace the revenues from these customers. In addition, the impact of increased competition has negatively affected pricing for Production Testing services in selected markets. Maritech results included $11.1 million of excess decommissioning costs charged to earnings during the current year quarter, a decrease of $12.5 million compared to the prior year period. Results of operations for our Fluids and Production Testing segments also include the positive impact on consolidated revenues of the January acquisitions of TD Water Transfer and the remaining ownership interest of TETRA Arabia. We implemented additional cost reduction steps during the first half of 2014 and continue to review each of our businesses to adjust our cost structure and operational footprint in light of challenging market conditions.

Consolidated operating cash flows during the six months ended June 30, 2014, increased approximately $10.2 million compared to the prior year period. This increase was largely due to a decrease in the amount spent on Maritech decommissioning activity. These increased operating cash flows, along with available cash balances and additional credit facility borrowings, were used to fund much of the approximately $18.3 million spent on the acquisition of TD Water Transfer and the remaining ownership interest of TETRA Arabia, net of cash acquired, and $52.2 million of capital expenditures during the current year period. We continue to evaluate opportunities to further expand certain of our businesses through acquisitions. As discussed above, we also continue to review opportunities for cost reductions, such as the headcount reductions we made during the first half of 2014, in order to maximize our operating cash flows and right-size our operations in light of continuing operating challenges in certain markets. Efforts have also begun during the third quarter of 2014 to integrate the newly acquired CSI operations into Compressco Partners and to begin to capture the anticipated synergies of the combined operations. As a result of $29.8 million of decommissioning work performed by Maritech during the first half of 2014, our remaining decommissioning liability for such work is approximately $34.0 million as of June 30, 2014. As of August 8, 2014, we have approximately $121.9 million available under our revolving credit facility, and Compressco Partners has an additional $179.1 million available under its New Partnership Credit Agreement facility.

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

Goodwill Impairment Testing - Goodwill is assessed for impairment on an annual basis and more frequently if indicators of impairment exist. First we have the option to evaluate on a qualitative basis the significance of all identified events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on the events and circumstances we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a two-step goodwill impairment test, where we first compare the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value is in excess of the reporting unit carrying amount, no additional steps are necessary. However, if the carrying amount of the reporting unit exceeds its estimated fair value, a second step is performed, using a hypothetical purchase price methodology to allocate total fair value to the reporting unit's balance sheet. The resulting allocation of fair value to goodwill is then compared to the reporting units' goodwill balance, and any excess to fair value is then recorded in our statement of operations as an impairment. Our estimates of reporting unit fair value are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization.

As of June 30, 2014, our Fluids, Offshore Services, Production Testing, and Compressco reporting units reflect goodwill in the amounts of $3.2 million, $3.9 million, $122.9 million, and $72.2 million, respectively. We are not aware of any events or circumstances that would indicate that it is more likely than not that the fair values of our Fluids, Offshore Services, or our Compressco reporting units are below their carrying values since our last test date of December 31, 2013. However, because the estimated fair value of our Production Testing reporting unit currently exceeds its carrying value by approximately 12%, there is a reasonable possibility that our Production Testing reporting unit's goodwill may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting the estimated fair value of our Production Testing reporting unit include the impact of competition, future overall activity levels in the regions in which we operate and, particularly, the activity levels of our significant customers, and other factors affecting the rate of future growth of the Production Testing business. Further decreases in such demand could have a further negative effect on the fair value of our Production Testing reporting unit.

Results of Operations

Three months ended June 30, 2014 compared with three months ended June 30, 2013.

As a result of the significantly expanded operations of Compressco Partners following its August 4, 2014, CSI Acquisition, our consolidated revenues, earnings, and cash flows will be significantly affected. See below for further detailed discussion of the expected impact of this transaction on the Compressco segment.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$242,489	$221,101	$21,388	9.7%
Gross profit	35,475	31,049	4,426	14.3%
Gross profit as a percentage of revenue	14.6%	14.0%
General and administrative expense	32,270	34,028	(1,758)	(5.2)%
General and administrative expense as a percentage of revenue	13.3%	15.4%
Interest expense, net	4,604	4,178	426	10.2%
Other (income) expense, net	1,095	(2,762)	3,857	(139.6)%
Income (loss) before taxes	(2,494)	(4,395)	1,901	(43.3)%
Income (loss) before taxes as a percentage of revenue	(1.0)%	(2.0)%
Provision (benefit) for income taxes	(944)	(1,887)	943	(50.0)%
Net income (loss)	(1,550)	(2,508)	958	(38.2)%
Net (income) attributable to noncontrolling interest	(907)	(423)	(484)
Net income (loss) attributable to TETRA stockholders	$(2,457)	$(2,931)	$474	(16.2)%

Consolidated revenues for the quarter ended June 30, 2014, increased compared to the prior year period, primarily due to increased revenues for the Fluids Division. The increase in the Fluids Division revenues was primarily due to increased water management services revenues, foreign sales of clear brine fluids (CBF) products, and increased sales of manufactured products. Revenues for our Compressco segment also increased, due to increased compressor package sales and increased unconventional compression services activity. These increases in Fluids and Compressco segment revenues were partly offset by decreased revenues in our Production Testing segment. Revenues for our Offshore Services segment decreased, primarily due to decreased heavy lift services revenues from Maritech, although Offshore Services segment revenues from third party customers increased. Decreased revenues in our Production Testing segment reflect the suspension of activity by a significant U.S. customer and increased competitive pressure in several key North American markets. Consolidated gross profit increased during the current year quarter compared to the prior year period, primarily due to the decreased amount of excess decommissioning expenses recorded by our Maritech segment compared to the prior year period associated with its ongoing extinguishment of its remaining decommissioning liabilities. In addition, gross profit for the Compressco and Fluids segments also improved; however, these improvements were more than offset by the decreased profitability of our Offshore Services and Production Testing segments compared to the prior year period.

Consolidated general and administrative expenses decreased during the second quarter of 2014 compared to the prior year period, as increases in Fluids and Compressco administrative cost levels were more than offset by decreases by our Production Testing, Offshore Services, Maritech, and Corporate segments. The decreased consolidated general and administrative costs were a result of cost reduction efforts by our Production Testing and Offshore Services segments, and were realized despite approximately $2.1 million of transaction related expenses, including costs associated with Compressco's CSI Acquisition.

Consolidated interest expense increased due to increased borrowings, including increased borrowings by our Compressco segment. Interest expense levels going forward are expected to increase significantly as a result of borrowings associated with the CSI Acquisition.

Consolidated other income decreased as a result of the consolidation of TETRA Arabia, as the earnings during the prior year period from the unconsolidated subsidiary were reported in other income.

The consolidated benefit for income taxes decreased during the prior year period due to a decreased pretax loss in the current period.

Divisional Comparisons

Fluids Division

	Three Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$116,650	$100,226	$16,424	16.4%
Gross profit	26,273	25,875	398	1.5%
Gross profit as a percentage of revenue	22.5%	25.8%
General and administrative expense	9,197	8,498	699	8.2%
General and administrative expense as a percentage of revenue	7.9%	8.5%
Interest (income) expense, net	(103)	(59)	(44)
Other (income) expense, net	120	(411)	531
Income before taxes	$17,059	$17,847	$(788)	(4.4)%
Income before taxes as a percentage of revenue	14.6%	17.8%

The increase in Fluids Division revenues during the second quarter of 2014 compared to the prior year period was primarily due to approximately $11.9 million of increased service revenues. This increase was largely due to increased international completion services revenue, including approximately $2.5 million from the January 2014 acquisition of the additional 50% interest in TETRA Arabia that resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary. In addition, the January 2014 acquisition of TD Water Transfer also contributed to the continued growth of our U.S. water management business revenues, despite the impact from increased competition. Fluids Division product sales increased $4.5 million. Increases in foreign CBF product sales revenues were largely offset by decreased U.S. CBF product sales revenues, primarily due to decreased sales from the U.S. Gulf of Mexico that were caused by customer operational delays. In addition, increased European and U.S. demand for the Division's calcium chloride manufactured products resulted in increased product sales revenues, although they were partially offset by decreased bromine sales.

Fluids Division gross profit during the second quarter of 2014 increased slightly compared to the prior year period, as increased revenues from water management services were largely offset by the impact of increased competition on prices and due to increased operating expenses in certain operating regions. Increased gross profit associated with foreign CBF product sales and the consolidation of TETRA Arabia was offset by the decreased profitability from decreased Gulf of Mexico CBF activity.

Fluids Division income before taxes decreased compared to the prior year period despite the increased gross profit during the second quarter of 2014 due to increased general and administrative expenses and increased other expense due to the consolidation of TETRA Arabia, as its unconsolidated earnings was reflected in other income during the prior year period. Fluids Division general and administrative costs increased, primarily due to increased personnel costs.

Production Enhancement Division

Production Testing Segment

	Three Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$42,377	$47,433	$(5,056)	(10.7)%
Gross profit	4,221	7,670	(3,449)	(45.0)%
Gross profit as a percentage of revenue	10.0%	16.2%
General and administrative expense	4,764	6,391	(1,627)	(25.5)%
General and administrative expense as a percentage of revenue	11.2%	13.5%
Interest (income) expense, net	(57)	7	(64)
Other (income) expense, net	(237)	(3,045)	2,808
Income (loss) before taxes	$(249)	$4,317	$(4,566)	(105.8)%
Income before taxes as a percentage of revenue	(0.6)%	9.1%

Production Testing segment revenues decreased during the second quarter of 2014 compared to the prior year period, primarily due to the impact of decreased activity by customers in certain key U.S. markets. During 2013, a significant South Texas customer suspended its activity in the region and the segment's significant customer in Mexico suspended its operations in the northern region of Mexico. The segment continues to seek to expand its customer base in an attempt to replace the revenues from these customers. Additionally, the impact of increased competition has negatively affected pricing and activity levels for services in selected markets in the U.S. and Canada. These decreases were partially offset by approximately $5.2 million of increased revenues resulting from our January 2014 acquisition of the 50% ownership interest in TETRA Arabia that we did not previously own and which resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary.

Production Testing segment gross profit decreased during the second quarter of 2014 compared to the prior year period due to the impact of the above mentioned decreased activity and pricing levels in certain U.S. and Canadian markets. Increased gross profit resulting from the consolidation of TETRA Arabia was more than offset by the impact of decreased Mexico activity and decreased profitability for the segment's operations in South America and in the Eastern Hemisphere.

Production Testing segment loss before taxes was primarily due to the significant decrease in gross profit discussed above. Other income decreased due to the consolidation of the TETRA Arabia subsidiary following the January 2014 acquisition of the other 50% ownership interest. Prior to the acquisition, the segment recorded its share of earnings from the unconsolidated TETRA Arabia subsidiary in other income. Production Testing segment general and administrative expenses decreased due to the impact of costs reductions and due to the $0.5 million net impact from a legal settlement during the current year period.

Compressco Segment

	Three Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$32,015	$27,981	$4,034	14.4%
Gross profit	11,085	7,702	3,383	43.9%
Gross profit as a percentage of revenue	34.6%	27.5%
General and administrative expense	4,990	4,197	793	18.9%
General and administrative expense as a percentage of revenue	15.6%	15.0%
Interest (income) expense, net	145	108	37
Other (income) expense, net	473	236	237
Income before taxes	$5,477	$3,161	$2,316	73.3%
Income before taxes as a percentage of revenue	17.1%	11.3%

As a result of the significantly expanded operations of Compressco Partners following its August 4, 2014, CSI Acquisition, the product and compression services revenues, gross profit, general and administrative expenses, interest expense, and pretax earnings of our Compressco segment are expected to be significantly affected. For the three months ended June 30, 2014, CSI had aggregate revenues of $77.3 million.

Compressco segment revenues increased during the second quarter of 2014 compared to the prior year period due to a $3.3 million increase in service revenues. The increase in U.S. service revenues was primarily due to increased unconventional compression services applications activity, primarily in horizontal resource play reservoirs. Increased activity by Compressco's primary customer in Mexico also resulted in increased revenues during the current year period. Compressco has continued to increase its compressor fleet in the U.S. and certain foreign markets to serve increasing demand for services. Revenues from the sales of compressor packages and parts during the second quarter of 2014 increased $0.7 million compared to the prior year period.

Compressco segment gross profit increased during the second quarter of 2014 compared to the prior year period, primarily due to the impact of the increased sales of compressor packages and overall cost reduction efforts. In addition, compressor package utilization increased from 82.6% to 85.3%, primarily due to the increased U.S. activity. Primarily as a result of the current reduced Mexico activity described above, Compressco reduced its Mexico operating headcount and relocated equipment to the U.S. during 2013.

Income before taxes for the Compressco segment increased during the second quarter of 2014 compared to the prior year period due to the increased gross profit discussed above. Compressco’s administrative expense levels increased compared to the prior year period, primarily due to increased professional and employee expenses. Increased professional expenses include approximately $0.9 million associated with the CSI Acquisition. Interest expense increased as a result of increased borrowings by Compressco Partners under its bank credit facility and is expected to significantly increase following the CSI Acquisition. Other expense increased primarily due to increased foreign currency losses compared to the prior year period.

Offshore Division

Offshore Services Segment

	Three Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$56,241	$64,455	$(8,214)	(12.7)%
Gross profit	4,780	13,119	(8,339)	(63.6)%
Gross profit as a percentage of revenue	8.5%	20.4%
General and administrative expense	2,917	3,579	(662)	(18.5)%
General and administrative expense as a percentage of revenue	5.2%	5.6%
Interest (income) expense, net	9	27	(18)
Other (income) expense, net	21	(175)	196
Income before taxes	$1,833	$9,688	$(7,855)	(81.1)%
Income before taxes as a percentage of revenue	3.3%	15.0%

Revenues for the Offshore Services segment decreased during the second quarter of 2014 compared to the prior year quarter due to decreased revenues from its heavy lift services business. The heavy lift business was affected by unseasonal weather as well as from unexpected repairs required by the TETRA Hedron heavy lift barge during the current year period. The Offshore Services segment was also affected by decreased well abandonment activity in the U.S. Gulf of Mexico. Offshore Services revenues during the three months ended June 30, 2014 and 2013 include approximately $4.9 million and $20.4 million, respectively, of revenues related to work performed for Maritech, which are eliminated in consolidation. A portion of this decreased revenue from Maritech was offset by increased revenues from third parties during the current year period.

Gross profit for the Offshore Services segment compared to the prior year period decreased primarily due to the impact of the decreased heavy lift activity levels as discussed above. This decrease occurred despite the impact of cost reduction measures that were implemented during the first half of 2013.

Offshore Services segment income before taxes decreased compared to prior year period income primarily due to the decreased gross profit discussed above. Decreased general and administrative expenses reflect the segment's administrative cost reductions taken during the first half of 2013. In addition, other income decreased compared to the prior year period, primarily due to decreased foreign currency gains.

Maritech Segment

	Three Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$1,547	$1,684	$(137)	(8.1)%
Gross profit (loss)	(10,358)	(22,738)	12,380	(54.4)%
General and administrative expense	340	999	(659)	(66.0)%
General and administrative expense as a percentage of revenue	22.0%	59.3%
Interest (income) expense, net	—	6	(6)
Other (income) expense, net	—	—	—
Income (loss) before taxes	$(10,698)	$(23,743)	$13,045	(54.9)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech gross loss decreased during the second quarter of 2014 compared to the prior year period due to lower excess decommissioning cost compared to the prior year period. Maritech charged approximately $11.1 million of excess decommissioning costs to expense during the current year period, which reflects a $12.5 million decrease for these costs compared to the prior year period. The amount of excess decommissioning cost charged to expense during the current year period was due to additional oil and gas abandonment and decommissioning work required on certain offshore properties, including remediation work required on certain wells that were previously plugged.

The reduction in Maritech’s pretax loss during the second quarter of 2014 compared to the prior year period is primarily due to the decreased gross loss discussed above. Maritech administrative costs decreased compared to the prior year period due to decreased legal and professional fee expenses.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(527)	$(579)	$52	(9.0)%
General and administrative expense	10,064	10,364	(300)	(2.9)%
Interest (income) expense, net	4,610	4,090	520
Other (income) expense, net	718	632	86
(Loss) before taxes	$(15,919)	$(15,665)	$(254)	1.6%

Corporate Overhead increased during the second quarter of 2014 compared to the prior year period, due to increased interest expense that more than offset decreased corporate general and administrative expenses. Corporate general and administrative expenses decreased due to approximately $1.1 million of decreased salary and employee-related expenses due to headcount reduction efforts taken during the first quarter. This decrease was largely offset by approximately $0.9 million of transaction related expenses, primarily related to the CSI Acquisition. Increased corporate interest expense was due to increased borrowings outstanding during the current year period, and corporate interest expense levels are expected to further increase due to the impact of the CSI Acquisition.

Results of Operations

Six months ended June 30, 2014 compared with six months ended June 30, 2013.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$455,346	$429,660	$25,686	6.0%
Gross profit	60,325	69,409	(9,084)	(13.1)%
Gross profit as a percentage of revenue	13.2%	16.2%
General and administrative expense	65,690	67,256	(1,566)	(2.3)%
General and administrative expense as a percentage of revenue	14.4%	15.7%
Interest expense, net	9,315	8,378	937	11.2%
Other (income) expense, net	(1,503)	(5,041)	3,538	(70.2)%
Income (loss) before taxes	(13,177)	(1,184)	(11,993)	1,012.9%
Income (loss) before taxes as a percentage of revenue	(2.9)%	(0.3)%
Provision (benefit) for income taxes	(5,537)	(776)	(4,761)	613.5%
Net income (loss)	(7,640)	(408)	(7,232)	1,772.5%
Net (income) attributable to noncontrolling interest	(1,751)	(1,220)	(531)
Net income (loss) attributable to TETRA stockholders	$(9,391)	$(1,628)	$(7,763)	476.8%

Consolidated revenues for the six months ended June 30, 2014, increased compared to the prior year period due to increased revenues for the Fluids Division. The increase in the Fluids Division revenues was primarily due to increased foreign sales of CBF products and due to increased sales of manufactured products in the U.S. This increase in Fluids Division revenue was largely offset by decreased revenues of our Production Testing segment, which reflect the suspension of activity by a significant U.S. customer, the reduction in Mexico activity, and increased competitive pressure in several key North American markets. Revenues for the Offshore Services segment decreased due to lower activity levels of its heavy lift and cutting services businesses for Maritech, although revenues for third party customers increased. Revenues for our Compressco segment increased compared to the prior year period and Maritech revenues remained negligible. Consolidated gross profit decreased during the current year quarter compared to the prior year period, primarily due to the decreased gross profit of our Production Testing and Offshore Services segments. The results for our Production Testing and Offshore Services segments were partly offset by the increased profitability of our Compressco segment due to the increased sales of compressor packages and increased compression services revenues compared to the prior year period.

Consolidated general and administrative expenses decreased during the first six months of 2014 compared to the prior year period. Decreases in Production Testing, Compressco, Offshore Services and Maritech general and administrative expenses were primarily as a result of cost reduction efforts partly offset by increases in our Fluids and Corporate segments. Overall, approximately $0.6 million of the increased general and administrative expenses incurred during the first six months of 2014 were from severance costs and approximately $2.1 million were from increased professional fees associated with transactions. Transaction related expenses are expected to significantly increase in the third quarter of 2014, primarily due to the CSI Acquisition.

Consolidated interest expense increased due to increased borrowings, including increased borrowings by our Compressco segment. Consolidated interest expense levels going forward are expected to increase significantly as a result of borrowings by Compressco Partners associated with the CSI Acquisition.

Consolidated other income decreased during the first six months of 2014 compared to the prior year period despite a $5.7 million gain associated with the first quarter of 2014 acquisition of the interest in TETRA Arabia that we did not previously own. This gain was partially offset by a $2.9 million charge associated with the settlement of the pre-existing relationship with the other shareholder. The impact of these gains and charges was more than offset by decreased other income as a result of the consolidation of TETRA Arabia.

The consolidated benefit for income taxes increased during the current year period compared to the benefit for income taxes during the prior year period due to an increased pretax loss during the current year period.

Divisional Comparisons

Fluids Division

	Six Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$221,795	$194,266	$27,529	14.2%
Gross profit	50,664	50,220	444	0.9%
Gross profit as a percentage of revenue	22.8%	25.9%
General and administrative expense	17,975	16,331	1,644	10.1%
General and administrative expense as a percentage of revenue	8.1%	8.4%
Interest (income) expense, net	(107)	(70)	(37)
Other (income) expense, net	(2,740)	(893)	(1,847)
Income before taxes	$35,536	$34,852	$684	2.0%
Income before taxes as a percentage of revenue	16.0%	17.9%

The increase in Fluids Division revenues during the six months ended June 30, 2014 compared to the prior year period was primarily due to approximately $18.8 million of increased services revenues, largely due to increased foreign completion services revenue, including approximately $4.9 million due to the January 2014 acquisition of the additional 50% interest in TETRA Arabia that resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary. In addition, the January 2014 acquisition of TD Water Transfer also contributed to the growth of our U.S. water management business revenues, despite increased competition. The Fluids Division also reported approximately $8.7 million of increased product sales revenues. Increases in foreign CBF product sales revenues were partially offset by decreased U.S. CBF product sales revenues, primarily due to decreased sales from the U.S. Gulf of Mexico that were caused by customer operational delays. In addition, increased U.S. demand for the Division's calcium chloride manufactured products has continued to increase product sales revenues.

Fluids Division gross profit slightly increased compared to the prior year period. Increased gross profit associated with foreign CBF product sales and the consolidation of TETRA Arabia were largely offset by the decreased profitability from decreased Gulf of Mexico CBF activity as well as by increased competition and operating costs for our water management business.

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

Production Enhancement Division

Production Testing Segment

	Six Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$86,015	$102,040	$(16,025)	(15.7)%
Gross profit	6,375	17,890	(11,515)	(64.4)%
Gross profit as a percentage of revenue	7.4%	17.5%
General and administrative expense	10,409	12,647	(2,238)	(17.7)%
General and administrative expense as a percentage of revenue	12.1%	12.4%
Interest (income) expense, net	(59)	(26)	(33)
Other (income) expense, net	(928)	(5,346)	4,418
Income (loss) before taxes	$(3,047)	$10,615	$(13,662)	(128.7)%
Income before taxes as a percentage of revenue	(3.5)%	10.4%

Production Testing segment revenues decreased during the six months ended June 30, 2014, compared to the prior year period, primarily due to the impact of decreased activity by customers in certain key U.S. markets. During 2013, a significant South Texas customer suspended its activity in the region and the segment's significant customer in Mexico suspended its operations in the northern region of Mexico. The segment continues to seek to expand its customer base in an attempt to replace the revenues from these customers. Additionally, the impact of increased competition has negatively affected pricing and activity levels for services in selected markets in the U.S. and Canada. These decreases were partially offset by approximately $8.7 million of increased revenues, resulting from our January 2014 acquisition of the 50% ownership interest in TETRA Arabia that we did not previously own and which resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary.

Production Testing segment gross profit decreased during the first six months of 2014 compared to the prior year period due to the impact of the above mentioned decreased activity and pricing competition in certain U.S. and Canadian markets. Increased gross profit resulting from the consolidation of TETRA Arabia was more than offset by the impact of decreased Mexico activity and decreased profitability for the segment's operations in South America and in the Eastern Hemisphere. In response to the decreased activity in certain U.S. markets, during the first quarter of 2014, we took steps to downsize field operations, reduce operating headcount, and implement other cost reductions for the Production Testing segment. In addition, we are currently implementing additional cost reduction steps, including relocating certain operating equipment and other resources, exiting selected international markets, and other steps that are expected to result in additional improved profitability going forward.

Production Testing segment loss before taxes was primarily due to the significant decrease in gross profit discussed above. Other income decreased due to the consolidation of the TETRA Arabia subsidiary following our January 2014 acquisition of the remaining 50% ownership interest. Prior to the acquisition, the segment recorded its share of earnings from the unconsolidated TETRA Arabia subsidiary in other income. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value remeasurement of our previous investment in TETRA Arabia. The Production Testing segment's portion of this gain was $3.0 million and was largely offset by an approximately $2.9 million charge to earnings related to the termination of our preexisting relationship with the owner of the other 50% interest. Production Testing segment general and administrative expenses decreased despite the consolidation of TETRA Arabia and increased legal expenses incurred during the period, due to the impact of cost reductions in the prior year quarter.

Compressco Segment

	Six Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$61,779	$58,806	$2,973	5.1%
Gross profit	21,050	17,179	3,871	22.5%
Gross profit as a percentage of revenue	34.1%	29.2%
General and administrative expense	9,082	8,428	654	7.8%
General and administrative expense as a percentage of revenue	14.7%	14.3%
Interest (income) expense, net	304	167	137
Other (income) expense, net	1,000	198	802
Income before taxes	$10,664	$8,386	$2,278	27.2%
Income before taxes as a percentage of revenue	17.3%	14.3%

As a result of the significantly expanded operations of Compressco Partners following its August 4, 2014, CSI Acquisition, the product and compression services revenues, gross profit, general and administrative expenses, interest expense, and pretax earnings of our Compressco segment will be significantly affected. For the six months ended June 30, 2014, CSI had aggregate revenues of $170.3 million.

Compressco segment revenues increased during the six months ended June 30, 2014, compared to the prior year period due to a $1.5 million increase in service revenues. This increase in service revenues was due to increased revenues in the U.S. and Argentina partially offset by decreases in revenues in Mexico. The increase in U.S. service revenues was due to increased unconventional compression services applications activity, primarily in horizontal resource play reservoirs. The decrease in revenues in Mexico compared to the prior year period was caused by the current reduced activity levels by Compressco's primary customer in Mexico. In March 2013, Compressco began to experience a decline in demand in the northern region of Mexico for its oil and gas services from this customer. Compressco has begun to see a slow increase in activity levels in Mexico. Compressco has continued to increase its compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services. Revenues from the sales of compressor packages and parts during the first six months of 2014 increased $1.5 million compared to the prior year period.

Compressco segment gross profit increased compared to the prior year period, primarily due to the impact of the increased sales of compressor packages and overall cost reduction efforts. In addition, compressor package utilization increased from 84.4% to 86.5%, as increased U.S. activity more than offset the impact of the decreased activity in Mexico. Primarily as a result of the current reduced Mexico activity described above, Compressco reduced its Mexico operating headcount and relocated equipment to the U.S. during 2013.

Income before taxes for the Compressco segment increased during the first six months of 2014 compared to the prior year period, primarily due to increased gross profit discussed above and despite increased other expense and interest expense. Interest expense increased as a result of increased borrowings by Compressco Partners under its bank credit facility. Other expense increased, primarily due to increased foreign currency losses and losses on sales of assets compared to the prior year period. Compressco’s administrative expense levels were consistent with the prior year period, as decreased personnel related costs were offset by an increase in professional services expenses during the current year period. Approximately $0.9 million of the increased professional services expenses were associated with transactions costs associated with the CSI Acquisition, and such transaction related costs are expected to significantly increase in the third quarter of 2014.

Offshore Division

Offshore Services Segment

	Six Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$91,571	$102,104	$(10,533)	(10.3)%
Gross profit (loss)	(204)	11,597	(11,801)	(101.8)%
Gross profit as a percentage of revenue	(0.2)%	11.4%
General and administrative expense	6,015	7,262	(1,247)	(17.2)%
General and administrative expense as a percentage of revenue	6.6%	7.1%
Interest (income) expense, net	36	54	(18)
Other (income) expense, net	(116)	(204)	(88)
Income (loss) before taxes	$(6,139)	$4,485	$(10,624)	(236.9)%
Income before taxes as a percentage of revenue	(6.7)%	4.4%

Revenues for the Offshore Services segment decreased during the six months ended June 30, 2014, compared to the prior year quarter, as decreased revenues primarily from its heavy lift and cutting services businesses were partially offset by increased activity levels for its dive services business. The heavy lift business was additionally negatively affected by unseasonal weather and by dry dock operations performed during the first quarter of 2014 on the TETRA Hedron and TETRA Arapaho derrick barges. Increased dive services activity was primarily due to increased construction related projects during the first half of 2014. The Offshore Services segment was also affected by decreased well abandonment activity in the U.S. Gulf of Mexico. Offshore Services revenues during the six months ended June 30, 2014 and 2013 include approximately $6.7 million and $29.8 million, respectively, of revenues related to work performed for Maritech, which are eliminated in consolidation. The level of such Maritech work is expected to continue to be lower during 2014 than in prior years. A portion of this decreased revenue from Maritech was offset by increased revenues from third parties during the current year period.

Gross loss for the Offshore Services segment during the current year period was due to decreased revenues as discussed above. This loss was incurred despite the increased activity for the dive services business compared to the prior year period and the impact of cost reduction measures that were implemented during the first half of 2013. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment loss before taxes is due to the increased gross loss discussed above. Decreased general and administrative expenses reflect the segment's administrative cost reductions taken during the first half of 2013. In addition, other income decreased compared to the prior year period, primarily due to increased foreign currency gains during the prior year period.

Maritech Segment

	Six Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$2,923	$2,844	$79	2.8%
Gross profit (loss)	(16,484)	(26,317)	9,833	(37.4)%
General and administrative expense	753	2,314	(1,561)	(67.5)%
General and administrative expense as a percentage of revenue	25.8%	81.4%
Interest (income) expense, net	—	12	(12)
Other (income) expense, net	—	8	(8)
Income (loss) before taxes	$(17,237)	$(28,651)	$11,414	(39.8)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech gross loss decreased during the six months ended June 30, 2014, compared to the prior year period despite an approximately $5.6 million credited against operating expenses during the prior year period associated with the net impact of an insurance-related litigation settlement in the first quarter of 2013. Maritech charged approximately $19.0 million of excess decommissioning costs to expense during the current year period, which reflects a $13.9 million decrease for these costs compared to the prior year period and was due to additional oil and gas abandonment and decommissioning work required on certain offshore properties, including remediation work required on certain wells that were previously plugged.

The decrease in Maritech’s pretax loss during the six months ended June 30, 2014, compared to the prior year period is primarily due to the decreased gross loss discussed above. Maritech administrative costs decreased compared to prior year period due to legal expenses recorded during the prior year period primarily associated with the insurance-related litigation settlement.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(1,081)	$(1,160)	$79	(6.8)%
General and administrative expense	21,458	20,275	1,183	5.8%
Interest (income) expense, net	9,141	8,242	899
Other (income) expense, net	1,280	1,194	86
(Loss) before taxes	$(32,960)	$(30,871)	$(2,089)	6.8%

Corporate Overhead increased during the six months ended June 30, 2014 compared to the prior year period, due to increased corporate general and administrative, and interest expenses. Corporate general and administrative expenses increased due to approximately $1.5 million of increased professional expenses, including approximately $1.2 million of transaction related expenses. Increased interest expense was due to increased borrowings outstanding during the current year period. Corporate interest expense levels are expected to further increase going forward due to the impact of the CSI Acquisition.

Liquidity and Capital Resources

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, Compressco Partners, through one of its subsidiaries, acquired all of the outstanding capital stock of CSI for $825.0 million cash, subject to an adjustment based on working capital. As a result of this acquisition, which was funded by Compressco Partners through separate offerings of its common units and the issuance of $350 million aggregate principal amount of Compressco Senior Notes, along with borrowings under the New Partnership Credit Agreement, our consolidated capital structure has been significantly changed. Although a portion of the resulting increased operating cash flows by Compressco Partners will be used to fund the debt service requirements of the Compressco Senior Notes and New Partnership Credit Agreement, its distributable cash flows following this acquisition of CSI are expected to increase. These anticipated increased distributable cash flows of Compressco Partners, along with the impact of the incentive distribution rights of Compressco Partners GP Inc., our wholly owned subsidiary, is expected to result in a significant increase in the quarterly distributions we receive from Compressco Partners beginning in the fourth quarter of 2014. To fund our purchase of 1,391,113 of the common units issued by Compressco Partners and to make an additional $7.3 million general partner contribution to Compressco Partners in order to maintain our approximately 2% general partner interest in Compressco Partners, we borrowed an additional $40.0 million under our credit facility.

Increased operating cash flows during the first six months of 2014 compared to the prior year period reflect the impact of strategic initiatives to reduce costs and streamline our customer billing and collection processes. The increased operating cash flows have allowed us to continue to aggressively pursue extinguishing Maritech's remaining decommissioning liabilities, fund acquisition and capital expenditure activity, and further strengthen our balance sheet. As of June 30, 2014, and after expending approximately $29.8 million during the first six months of 2014 on decommissioning and associated work, Maritech's remaining decommissioning liabilities have been reduced to approximately $34.0 million. With the remaining amount of Maritech decommissioning work expected to decrease compared to 2013, we anticipate the resulting increase in operating cash flows during the remainder of 2014 will provide significant opportunities to continue to strengthen our balance sheet and strategically grow our businesses. During the six months ended June 30, 2014, we spent an aggregate of $52.2 million on capital expenditure activity for several of our existing businesses. In addition to the ongoing capital expenditure activity, we continue to evaluate opportunities to further expand certain of our businesses through acquisitions, consistent with our growth plan. In addition to the August 2014 acquisition by Compressco Partners of CSI, during January 2014, we expended approximately $30.2 million ($18.3 million net of cash acquired) in connection with two acquisitions: the purchase of assets and operations of TD Water Transfer, a water management business operating primarily in South Texas, and the purchase of the remaining ownership interest in TETRA Arabia, our Saudi Arabian limited liability company. In addition to available cash, as of August 8, 2014, we have approximately $121.9 million available under our revolving credit facility, and Compressco Partners has an additional $179.1 million available under its New Partnership Credit Facility.

Operating Activities

Cash flows generated by operating activities totaled $40.6 million during the first six months of 2014 compared to $30.4 million during the prior year period, an increase of $10.2 million. This increase in operating cash flows during the first six months of 2014 compared to the prior year period was largely due to a decrease in the amount spent on Maritech decommissioning activity, as approximately $29.8 million of decommissioning activity was performed during the six months ended June 30, 2014 compared to $70.8 million during the prior year period. A portion of the decommissioning activity performed during the current year period was associated with approximately $18.9 million of excess decommissioning costs charged to earnings during the period.

Maritech continues to perform an extensive amount of well abandonment and decommissioning work associated with its remaining offshore oil and gas production wells, platforms, and facilities. As of June 30, 2014, and including the impact of adjustments to the estimated work remaining to be performed that were caused by certain required remediation work, Maritech’s decommissioning liabilities totaled approximately $34.0 million. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with offshore platforms that were previously destroyed by a hurricane, as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

During March 2014, we took additional steps to reduce operating and administrative headcount, particularly for our Production Testing, Fluids, Offshore Services, and Corporate Overhead segments. These steps were designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during 2012 and 2013, these cost reduction efforts have resulted in increased operating cash flows and improved profitability. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

As part of its integration of CSI, Compressco Partners has begun efforts to capture the anticipated strategic and operational synergies identified in connection with this acquisition. Such synergies include improved utilization of idle equipment, field level cost reductions, and reductions in combined general and administrative expenses. These efforts are designed to improve the efficiency of the combined operations, and are expected to increase operating cash flows.

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

Investing Activities

During the first six months of 2014, the total amount of our net cash utilized on investing activities was $67.3 million. Total cash capital expenditures during the first six months of 2014 were $52.2 million. Approximately $16.0 million of our capital expenditures during the first six months of 2014 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its water management business. Our Production Enhancement Division spent approximately $25.3 million on capital expenditures, consisting of approximately $13.3 million by the Production Testing segment to add or replace a portion of its production testing equipment fleet, and approximately $12.2 million by the Compressco segment for the upgrade and expansion of its compressor and equipment fleet. Our Offshore Services segment spent approximately $7.8 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures. Corporate capital expenditures were approximately $3.2 million.

In January 2014, we completed two acquisitions. Pursuant to an October 2013 agreement, we acquired the 50% ownership interest of TETRA Arabia that we did not previously own in exchange for $15.0 million in cash that was paid at closing and $10.2 million in cash was paid in July 2014. TETRA Arabia is a provider of clear brine fluids products and related services, production testing services, and offshore rig cooling services to its customer in Saudi Arabia. As a result of this transaction, beginning in the first quarter of 2014, TETRA Arabia became a wholly owned consolidated subsidiary. Also in January 2014, we acquired the assets and operations of TD Water Transfer for a cash purchase price of $15.0 million along with additional contingent cash consideration of up to approximately $8.0 million to be paid based on a measure of earnings and other considerations over the two year period subsequent to closing. TD Water Transfer is a provider of water management services to oil and gas operators in the South Texas and North Dakota regions, and the acquisition represents a strategic geographic expansion of our Fluids segment operations.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, a subsidiary of Compressco Partners acquired all of the outstanding capital stock of CSI for approximately $825.0 million cash. The CSI Acquisition purchase price was funded from (i) the issuance of the Compressco Senior Notes resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) Compressco Partners' issuance of the New Units in an underwritten public offering resulting in net proceeds of $346.0 million ($359.1 million gross proceeds less commissions) and (iii) a portion of the $210.0 million borrowed under Compressco Partners' New Partnership Credit Agreement. In connection with Compressco Partners issuance of the New Units, a subsidiary of our Compressco Partners GP Inc. subsidiary purchased 1,391,113 of the New Units. In addition, Compressco Partners GP Inc. contributed approximately $7.3 million to Compressco Partners in order to maintain its approximately 2% general partner interest in Compressco Partners.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures may be postponed or canceled in an effort to conserve capital or otherwise address future market conditions. Although the level of capital expenditures during the remainder of 2014 is subject to the impact of acquisitions and future market conditions, we currently plan to spend up to approximately $145 million on total capital expenditures (excluding acquisitions) during 2014. Compressco Partners has not yet determined its capital expenditure needs related to CSI's business for the remainder of 2014, however, the planned consolidated capital expenditure amount includes approximately $59.6 million of capital expenditure commitments of CSI as of June 30, 2014. The deferral of capital projects could affect our ability to compete in the future. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, operating leases, equity issuances, and other sources of capital.

Our Bank Credit Facilities

We have a $278 million revolving credit facility with a syndicate of banks pursuant to a credit agreement (the Credit Agreement). As of August 8, 2014, we had an outstanding balance on the revolving credit facility of approximately $147.0 million, and had $9.1 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $121.9 million. In addition, the Credit Agreement allows us to increase the facility by $150 million, up to a $428 million limit, upon the agreement of the lenders and the satisfaction of certain conditions. Included in the approximately $52.8 million outstanding borrowings under the Credit Agreement as of June 30, 2014, is approximately $13.6 million equivalent denominated in euros, which has been designated as a hedge of the net investment in our European operations.

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

On August 4, 2014, in connection with the CSI Acquisition, we borrowed $40 million under our Credit Agreement to fund our purchase of 1,391,113 common units of Compressco Partners and to fund a contribution of $7.3 million by our wholly owned subsidiary Compressco Partners GP Inc. to maintain its approximately 2% general partners interest in Compressco Partners.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of Compressco Partners) greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of June 30, 2014. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement to cover the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $13.6 million equivalent as of June 30, 2014) with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14-business-days notice and contains standard provisions in the event of default. As of June 30, 2014, we had no borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facilities

On October 15, 2013, Compressco Partners entered into an asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the Partnership Credit Agreement), which replaced the previous Compressco Partners' credit agreement. Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, are named as borrowers, and all obligations under the credit agreement are guaranteed by all of its existing and future, direct and indirect, domestic subsidiaries. We are not a borrower or a guarantor under the Partnership Credit Agreement. The Partnership Credit Agreement includes a maximum credit commitment of $100.0 million that is available for letters of credit (with a sublimit of $20.0 million) and includes an uncommitted $30.0 million expansion feature. The actual maximum credit availability under the Partnership Credit Agreement varies from time to time and is determined by calculating the applicable borrowing base, which is based upon applicable percentages of the values of eligible accounts receivable, inventory, and equipment, minus reserves as determined necessary by the Administrative Agent.

On August 4, 2014, in connection with the CSI Acquisition, Compressco Partners entered into a new credit agreement (the New Partnership Credit Agreement) and with the initial $210.0 million of proceeds received, repaid the $38.1 million balance outstanding under Compressco Partners' previous Partnership Credit Agreement dated October 15, 2013, which was then terminated. Approximately $0.8 million of deferred financing costs associated with that terminated Partnership Credit Agreement will be expensed and charged to income during the third quarter of 2014. Under the New Partnership Credit Agreement, Compressco Partners and Compressco Partners Sub, Inc. were named as the borrowers, and all obligations under the New Partnership Credit Agreement are guaranteed by all of Compressco Partners' existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the New Partnership Credit Agreement. The New Partnership Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of August 8, 2014, Compressco Partners has a balance outstanding under the New Partnership Credit Agreement of $210.0 million and had availability under the New Partnership Credit Agreement of $179.1 million, and $10.9 million letters of credit and performance bonds outstanding.

The New Partnership Credit Agreement was used to fund, in part, Compressco Partners' $825.0 million CSI Acquisition purchase price and fees and expenses related to the CSI acquisition, the Compressco Partners' Senior Notes offering, and the New Partnership Credit Agreement, and to repay in full all borrowings outstanding under the previous Partnership Credit Agreement. The New Partnership Credit Agreement is available to provide Compressco Partners' working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as Compressco Partners is not in default, the New Partnership Credit Agreement can also be used to fund Compressco Partners’ quarterly distributions at the option of the board of directors of Compressco Partners' general partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). Borrowings under the New

Partnership Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the New Partnership Credit Agreement is August 4, 2019.

Borrowings under the New Partnership Credit Agreement bear interest at a rate per annum equal to, at Compressco Partners' option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by Compressco Partners), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. Initially, from the closing date until the delivery of the financial statements for the first full fiscal quarter after closing, LIBOR based loans will have an applicable margin of 2.75% per annum and base rate loans will have an applicable margin of 1.75% per annum; thereafter, the applicable margin will range between 1.75% and 2.50% per annum for LIBOR based loans and 0.75% and 1.50% per annum for base rate loans based on Compressco Partners' consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the New Partnership Credit Agreement, Compressco Partners is required to pay a commitment fee in respect of the unutilized commitments thereunder initially at the rate of 0.50% per annum until the delivery of the financial statements for the first full quarter after the closing date and thereafter at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on Compressco Partners' consolidated total leverage ratio. Compressco Partners is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The New Partnership Credit Agreement requires Compressco Partners to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Partnership Credit Agreement includes customary negative covenants that, among other things, limit Compressco Partners' ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common and subordinated units, but only if there is no default or event of default under the facility.

All obligations under the New Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of Compressco Partners' assets and the assets of its existing and future domestic subsidiaries, and all of the capital stock of its existing and future subsidiaries (limited in the case of foreign subsidiaries, to 66% of the voting stock of first tier foreign subsidiaries to the extent security over a greater percentage would result in a material tax liability).

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

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20.0 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of June 30, 2014. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Compressco Partners 7.25% Senior Notes

On July 29, 2014, Compressco Partners, Compressco Finance Inc., a Delaware corporation and indirect wholly owned subsidiary of Compressco Partners (Compressco Finance and, together with Compressco Partners, the Issuers), and the guarantors named therein (the Guarantors and, together with the Issuers, the Obligors), entered into the Note Purchase Agreement (the Note Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the Initial Purchasers) related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the Compressco Senior Notes) in a private offering (the Offering) exempt from the registration requirements under the Securities Act of 1933, as amended (the Securities Act). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Issuers closed the Offering on August 4, 2014. Their obligations under the Compressco Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of Compressco Partners’ domestic restricted subsidiaries (other than Compressco Finance) that guarantee Compressco Partners’ other indebtedness. The Compressco Senior Notes and the subsidiary guarantees thereof (together, the Securities) were issued pursuant to an indenture described below.The Initial Purchasers intend to resell the Securities (i) to "qualified institutional buyers" as defined in Rule 144A under the Securities Act (Rule 144A), in private sales exempt from registration under the Securities Act in accordance with Rule 144A, and (ii) to investors other than U.S. persons pursuant to offers and sales that occur outside the U.S. in accordance with Regulation S under the Securities Act. The offer and sale of the Securities have not been registered under the Securities Act or applicable state securities laws, and the Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws.

Compressco Partners used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under the previous Partnership Credit Agreement.

Pursuant to the Note Purchase Agreement, CSI and any domestic subsidiaries of CSI required to guarantee the Compressco Senior Notes pursuant to the indenture governing the Compressco Senior Notes were joined as parties to the Note Purchase Agreement pursuant to a purchase agreement joinder, dated August 4, 2014.

The Obligors issued the Securities pursuant to the Indenture dated as of August 4, 2014 (the Indenture) by and among the Obligors and U.S. Bank National Association, as trustee (the Trustee). The Compressco Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the Compressco Senior Notes is payable semi-

annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The Compressco Senior Notes are scheduled to mature on August 15, 2022.

On and after August 15, 2017, Compressco Partners may on one or more occasions redeem the Compressco Senior Notes, in whole or in part, upon not less than 30-days’ nor more than 60-days’ prior notice, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and liquidated damages thereon, if any, to the applicable redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on August 15 of the years indicated below:

Date	Price
2017	105.438%
2018	103.625%
2019	101.813%
2020 and thereafter	100.000%

In addition, any time or from time to time before August 15, 2017, Compressco Partners may redeem all or a part of the Compressco Senior Notes at a redemption price equal to 100% of the principal amount of the Compressco Senior Notes redeemed, plus an applicable “make whole” prepayment premium and interest up to the redemption date.

Prior to August 15, 2017, Compressco Partners may on one or more occasions redeem up to 35% of the principal amount of the Compressco Senior Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.250% of the principal amount of the Compressco Senior Notes to be redeemed, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, as long as (a) at least 65% of the aggregate principal amount of the Compressco Senior Notes originally issued on the issue date (excluding notes held by Compressco Partners and its subsidiaries) remains outstanding after each such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

The Indenture contains customary covenants restricting Compressco Partners’ ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting Compressco Partners, subject to the satisfaction of certain conditions, to transfer assets to certain of its unrestricted subsidiaries. Moreover, if the Compressco Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the Compressco Senior Notes then outstanding may declare all amounts owing under the Compressco Senior Notes to be due and payable.

In connection with the Offering of the Compressco Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the Registration Rights Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the SEC) registering an exchange offer by the Obligors that would allow holders of the Securities to exchange their restricted Securities for registered freely tradable notes having substantially the same terms as the Securities and evidencing the same indebtedness as the restricted Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the Compressco Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the Compressco Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement matures in October 2015, the New Partnership Credit Agreement matures in August 2019, our Senior Notes mature at various dates between April 2015 and December 2020, and the Compressco Senior Notes mature on August 15, 2022. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

We continue to pursue a long-term growth strategy for our core businesses. As part of our strategic growth plans, we and Compressco Partners evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities (including Compressco Partners' credit facility), or cash generated from the issuance of securities under shelf registration statements.

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the six months ended June 30, 2014, Compressco Partners distributed approximately $2.5 million to its public unitholders.

Off Balance Sheet Arrangements

As of June 30, 2014, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally consists of obligations associated with our outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. During the first six months of 2014, there were no material changes outside the ordinary course of business in the specified contractual obligations.

During the six month period ended June 30, 2014, Compressco Partners borrowed $5.9 million pursuant to its bank credit facility, resulting in an aggregate of $37.9 million outstanding. In connection with the acquisition of CSI for a purchase price of $825.0 million, Compressco Partners issued $350.0 million aggregate principal amount of Compressco Senior Notes and entered into the New Partnership Credit Agreement with an initial borrowing of $210.0 million. The $38.1 million outstanding balance as of August 4, 2014, under its previous Partnership Credit Agreement was repaid, and this facility was terminated. In addition, in connection with the purchase of 1,391,113 common units of Compressco Partners pursuant to its $359.1 million offering of New Units, we financed the purchase of additional common units and a contribution to maintain our approximately 2% general partner interest through an additional $40.0 under our Credit Agreement.

For additional information about our contractual obligations as of December 31, 2013, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “would,” “could,” “estimates,” and similar terms. These forward-looking statements include, without limitation, statements concerning our business outlook, future sales, earnings, costs, expenses, contract renewals, acquisitions or corporate combinations, asset recoveries, working capital, capital expenditures, financial condition, and other results of operations. In addition to the foregoing, the forward looking statements set forth herein could be affected by, among other things, (i) problems arising during the integration of CSI into Compressco Partners business unit and (ii) the inability to achieve expected synergies or unexpected delays in achieving such synergies. Such statements reflect our current views with respect to future events and financial performance and are subject to certain risks, uncertainties, and assumptions, including those that are set forth in Item 1A “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, those set forth in Item 1A "Risk Factors" in Part II of this Quarterly Report on Form 10-Q, and others that may be set forth from time to time in our filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated, or projected. We undertake no obligation to publicly update or revise any forward-looking statement, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 3, 2014. We depend on U.S. and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and operating cash flows to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through June 30, 2014, there have been no material changes in the information pertaining to our interest rate risk exposures as disclosed in our Form 10-K for the year ended December 31, 2013.

Exchange Rate Risk

Through June 30, 2014, there have been no material changes in the information pertaining to our exchange risk rate exposures on our euro-denominated hedge as disclosed in our Form 10-K for the year ended December 31, 2013.

As of June 30, 2014, we and Compressco Partners had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase pounds sterling	$4,246	1.71	7/18/2014
Forward purchase Brazil real	$1,667	2.22	7/18/2014
Forward purchase Canadian dollar	$3,284	1.07	7/18/2014
Forward sale Mexican peso	$8,289	13.01	7/18/2014
Forward purchase Argentina peso	$3,694	8.26	7/18/2014
Forward purchase Canadian dollar	$1,891	1.07	7/18/2014
Forward purchase Mexican peso	$2,129	13.01	7/18/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 measurement). The fair values of our foreign currency derivative instruments as of June 30, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at June 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$47
Forward sale contracts	Current assets	82
Forward purchase contracts	Current liabilities	(176)
Total		$(47)

Based on the derivative contracts that were in place as of June 30, 2014, a five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of $0.4 million, and a decrease in the market value of our forward purchase contract of $0.01 million. A five percent devaluation of the Brazilian real compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of $0.09 million. A five percent devaluation of the Argentina peso compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.2 million. A five percent devaluation of the British pound sterling compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.03 million. A five percent devaluation of the Canadian dollar compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contracts of $0.3 million.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Pursuant to the acquisition of Compressor Systems, Inc. (CSI) (the CSI Acquisition) by Compressco Partners, there are additional risks factors to consider in addition to those disclosed in our Form 10-K for the year ended December 31, 2013.

We and Compressco Partners may not have accurately estimated the benefits to be realized from the CSI Acquisition.

The expected benefits from the CSI Acquisition may not be realized if our estimates of CSI's potential net cash flows are materially inaccurate or if we failed to identify operating problems or liabilities. We have performed an inspection of CSI's assets, which we believe to be generally consistent with industry practices. However, the accuracy of our assessments of the assets and our estimates are inherently uncertain. There could also be environmental or other problems that are not necessarily observable even when the inspection is undertaken. If problems are identified the stock purchase agreement provides for limited recourse against the seller.

In addition, our estimate of the required working capital for CSI and targeted working capital set forth in the stock purchase agreement may not be sufficient for actual working capital needs of CSI. If our estimate and the targeted working capital was lower than the actual needs of the acquired business, Compressco Partners may be required to fund such additional working capital needs out of other operating cash flows or borrowings under the New Partnership Credit Agreement.

The CSI Acquisition could result in unexpected disruptions on the combined business of Compressco Partners.

In response to the announcement of the CSI Acquisition, either Compressco Partners' or CSI’s customers may delay or defer purchasing decisions. Any such delay or deferral of purchasing decisions by customers could negatively affect combined business operations. Similarly, current or prospective employees of Compressco Partners or of CSI may experience uncertainty about their future roles with the combined entity. This may adversely affect Compressco Partners ability to attract and retain key management, marketing, and technical personnel. In addition, the diversion of the attention of Compressco Partners' and CSI's respective management teams away from day-to-day operations during the integration of the CSI Acquisition could have an adverse effect on the financial condition and operating results of Compressco Partners.

If CSI or Compressco Partners fails to obtain all required consents and waivers, third parties may terminate or alter existing contracts.

Certain agreements with suppliers, customers, licensors, or other business partners may require CSI or Compressco Partners to obtain the consent, approval, waiver, or authorization of these other parties in connection with the CSI Acquisition. We and the selling stockholder of CSI used, and have agreed to continue to use commercially reasonable, good faith efforts to obtain all required consents, waivers, approvals, and authorizations. However, we cannot assure you that we will be able to obtain all of the required consents, waivers, approvals, and authorizations, and the failure to do so could have a material adverse effect on the business of Compressco Partners after the CSI Acquisition.

Increased debt levels may limit our flexibility in obtaining additional financing and in pursuing other business opportunities.

As of August 8, 2014, after giving effect to the CSI Acquisition, we have approximately $1 billion of total consolidated indebtedness, including $210.0 million of debt outstanding under the New Partnership Credit Agreement and $350.0 million aggregate principal amount of outstanding indebtedness pursuant to the Compressco Partners, L.P. 7.25% Senior Notes due 2022 (the Compressco Senior Notes), as well as our existing indebtedness under our Senior Notes and Credit Agreement. Our level of consolidated indebtedness could affect our operations in several ways, including the following:

•	our and Compressco Partners' ability to make payments on our debt may be impaired;

•
our and Compressco Partners' ability to obtain additional financing, if necessary, for working capital, capital expenditures (including acquisitions), or other purposes may be impaired or such financing may not be available on favorable terms;

•
covenants contained in our and Compressco Partners' existing credit and debt arrangements will require us to meet financial tests that may affect our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities and our failure to comply with covenants could result in an event of default which, if not cured or waived, could result in the acceleration of our indebtedness.

•
our and Compressco Partners' use of a portion of our cash flow to make principal and interest payments on our indebtedness will reduce the funds that would otherwise be available for operations, distributions to unitholders, and future business opportunities;

•	we and Compressco Partners may be more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	our and Compressco Partners' flexibility in responding to changing business and economic conditions may be affected.

Increases in Compressco Partners' indebtedness will increase its total interest expense, which will in turn reduce its cash available for distribution. Our and Compressco Partners ability to service our respective indebtedness will depend upon, among other things, our respective future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

Despite our current level of indebtedness, we and Compressco Partners may still be able to incur substantially more debt. This could further increase the risks associated with our substantial indebtedness.

We and Compressco Partners may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our existing Credit Agreement, the New Partnership Credit Agreement, and under the indenture for the Compressco Senior Notes. If Compressco Partners incurs any additional indebtedness that ranks pari passu with the Compressco Senior Notes and the guarantees, the holders of that indebtedness will be entitled to share ratably with the Compressco Senior Notes and the related guarantees in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution, or other winding-up of us. If new debt is added to our or Compressco Partners' current debt levels, the related risks that we or Compressco Partners now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to Compressco Partners or from making desirable capital expenditures. This level of indebtedness could put Compressco Senior Notes at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy Compressco Senior Notes existing financial obligations including those relating to the Compressco Senior Notes.

We and Compressco Partners may be unable to service our indebtedness, including the Compressco Senior Notes.

Our and Compressco Partners ability to make scheduled payments on and to refinance our indebtedness, including the Compressco Senior Notes and the New Partnership Credit Agreement, depends on and is subject to Compressco Partners financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the notes, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, including the notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2014	1,335	(2)	$9.58	—	$14,327,000
May 1 – May 31, 2014	25,163	(2)	$11.33	—	14,327,000
June 1 – June 30, 2014	2,414	(2)	$11.72	—	14,327,000
Total	28,912			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1
Employee Restricted Stock Award Agreement dated June 16, 2014 by and between TETRA Technologies, Inc. and Joseph Elkhoury (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2014 (SEC File No. 001-13455)).

10.2
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2014 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2014.

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

TETRA Technologies, Inc.

Date:	August 11, 2014	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	August 11, 2014	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	August 11, 2014	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

10.1
Employee Restricted Stock Award Agreement dated June 16, 2014 by and between TETRA Technologies, Inc. and Joseph Elkhoury (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2014 (SEC File No. 001-13455)).

10.2
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2014 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2014.