Form 10-Q
period 2014-09-30
TETRA TECHNOLOGIES INC
filed 2014-11-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 9, 2014, there were 79,599,779 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product sales	$100,021	$79,027	$259,644	$229,915
Services and rentals	206,350	175,276	502,073	454,048
Total revenues	306,371	254,303	761,717	683,963
Cost of revenues:
Cost of product sales	102,523	74,240	244,258	210,113
Cost of services and rentals	135,870	111,870	344,109	296,501
Depreciation, amortization, and accretion	33,234	20,751	78,281	60,498
Total cost of revenues	271,627	206,861	666,648	567,112
Gross profit	34,744	47,442	95,069	116,851
General and administrative expense	37,099	31,776	102,789	99,032
Interest expense, net	9,878	4,207	19,193	12,585
Other (income) expense, net	12,594	(7,243)	11,091	(12,284)
Income (loss) before taxes	(24,827)	18,702	(38,004)	17,518
Provision (benefit) for income taxes	(12,360)	5,848	(17,897)	5,072
Net income (loss)	(12,467)	12,854	(20,107)	12,446
Net (income) loss attributable to noncontrolling interest	1,930	(744)	179	(1,964)
Net income (loss) attributable to TETRA stockholders	$(10,537)	$12,110	$(19,928)	$10,482
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.13)	$0.16	$(0.25)	$0.13
Average shares outstanding	78,683	78,030	78,506	77,867
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.13)	$0.15	$(0.25)	$0.13
Average diluted shares outstanding	78,683	78,963	78,506	78,719

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$(12,467)	$12,854	$(20,107)	$12,446
Foreign currency translation adjustment, including taxes of $1,198 and $1,644 in 2014 and including taxes of $165 and $711 in 2013	(8,430)	6,873	(7,653)	(1,849)
Comprehensive income (loss)	(20,897)	19,727	(27,760)	10,597
Less: comprehensive income (loss) attributable to noncontrolling interest	1,930	(744)	179	(1,964)
Comprehensive income (loss) attributable to TETRA stockholders	$(18,967)	$18,983	$(27,581)	$8,633

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,215	$38,754
Restricted cash	8,786	9,067
Trade accounts receivable, net of allowances for doubtful accounts of $2,522 in 2014 and $1,349 in 2013	233,827	180,659
Deferred tax asset	17,969	14,740
Inventories	177,149	100,792
Assets held for sale	2,541	5,541
Prepaid expenses and other current assets	23,083	24,386
Total current assets	499,570	373,939
Property, plant, and equipment:
Land and building	74,659	42,954
Machinery and equipment	1,277,455	682,836
Automobiles and trucks	58,202	57,588
Chemical plants	173,938	175,494
Construction in progress	24,579	14,170
Total property, plant, and equipment	1,608,833	973,042
Less accumulated depreciation	(457,005)	(400,426)
Net property, plant, and equipment	1,151,828	572,616
Other assets:
Goodwill	369,048	188,159
Patents, trademarks and other intangible assets, net of accumulated amortization of $31,567 in 2014 and $31,956 in 2013	111,545	31,980
Deferred tax assets	21,417	2,170
Other assets	40,831	37,669
Total other assets	542,841	259,978
Total assets	$2,194,239	$1,206,533

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$101,676	$69,220
Accrued liabilities	135,359	65,017
Current portion of long-term debt	90,288	89
Decommissioning and other asset retirement obligations, net	42,531	38,700
Total current liabilities	369,854	173,026
Long-term debt, net of current portion	849,881	387,727
Deferred income taxes	13,143	17,651
Decommissioning and other asset retirement obligations, net of current portion	12,256	12,204
Other liabilities	18,898	18,427
Total long-term liabilities	894,178	436,009
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 82,203,402 shares issued at September 30, 2014 and 81,333,631 shares issued at December 31, 2013	822	813
Additional paid-in capital	239,173	234,360
Treasury stock, at cost; 2,602,298 shares held at September 30, 2014, and 2,478,084 shares held at December 31, 2013	(16,187)	(15,765)
Accumulated other comprehensive income (loss)	(11,556)	(3,903)
Retained earnings	320,109	340,036
Total TETRA stockholders' equity	532,361	555,541
Noncontrolling interests	397,846	41,957
Total equity	930,207	597,498
Total liabilities and equity	$2,194,239	$1,206,533

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income (loss)	$(20,107)	$12,446
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	78,281	60,498
Provision (benefit) for deferred income taxes	(27,233)	(1,923)
Equity-based compensation expense	4,809	5,113
Provision for doubtful accounts	652	370
Excess decommissioning and abandoning costs	41,880	54,408
Other non-cash charges and credits	(1,772)	(7,990)
Acquisition and transaction financing fees	9,869	—
Gain on sale of assets	(548)	(5,499)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	(14,908)	(3,558)
Inventories	(5,127)	10,873
Prepaid expenses and other current assets	2,652	17,358
Trade accounts payable and accrued expenses	26,198	1,128
Decommissioning liabilities, net	(40,309)	(99,366)
Other	(2,400)	49
Net cash provided by operating activities	51,937	43,907
Investing activities:
Purchases of property, plant, and equipment	(84,135)	(73,555)
Acquisition of businesses, net of cash acquired	(854,031)	—
Proceeds on sale of property, plant, and equipment	5,047	1,391
Other investing activities	(362)	406
Net cash used in investing activities	(933,481)	(71,758)
Financing activities:
Proceeds from long-term debt	760,036	83,475
Payments of long-term debt	(207,384)	(97,841)
Compressco Partners' distributions	(3,808)	(3,603)
Proceeds from exercise of stock options	1,147	1,631
Proceeds from issuance of Compressco Partners' common units, net of underwriters' discount	359,205	—
Financing cost and other financing activities	(27,905)	(754)
Net cash provided by (used in) financing activities	881,291	(17,092)
Effect of exchange rate changes on cash	(2,286)	(429)
(Decrease) in cash and cash equivalents	(2,539)	(45,372)
Cash and cash equivalents at beginning of period	38,754	74,048
Cash and cash equivalents at end of period	$36,215	$28,676
Supplemental cash flow information:
Interest paid	$9,614	$10,063
Income taxes paid	9,147	6,171

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, water management, after-frac flow back, production well testing, offshore rig cooling, compression services and equipment, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic oil and gas production business. We were incorporated in Delaware in 1981 and are composed of five reporting segments organized into four divisions – Fluids, Production Testing, Compression, and Offshore. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

The consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate the financial statements of Compressco Partners, L.P. and its subsidiaries (Compressco Partners) as part of our Compression segment. We control Compressco Partners through our ownership of its general partner. The public ownership share of Compressco Partners' net assets and earnings is presented as a component of noncontrolling interest in our consolidated financial statements. Investments in unconsolidated joint ventures in which we participate are accounted for using the equity method. Our interests in oil and gas properties are proportionately consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

As a result of Compressco Partners' acquisition of Compressor Systems, Inc. (CSI) on August 4, 2014, our Compression Division's operations have significantly expanded. Results of operations for the three and nine months ended September 30, 2014, reflect the impact of the CSI acquisition for the portion of the period beginning with the August 4, 2014, closing date of the acquisition. See Note B - Acquisitions for further discussion.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of September 30, 2014, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value. The cost of finished goods, raw materials, and parts and supplies are determined using the weighted average method. The cost of work-in-progress is determined using the specific identification method.

Significant components of inventories as of September 30, 2014, and December 31, 2013, are as follows:

	September 30, 2014	December 31, 2013
	(In Thousands)
Finished goods	$63,927	$73,515
Raw materials	6,357	3,894
Parts and supplies	49,249	22,668
Work in progress	57,616	715
Total inventories	$177,149	$100,792

Finished goods inventories include newly manufactured clear brine fluids as well as recycled brines that are repurchased from certain customers. Recycled brines are recorded at cost using the weighted average method. Work in progress inventory consists primarily of the cost of compressor packages in progress associated with the operations of CSI. We provide a reserve for estimated unrealizable inventory equal to the difference between the cost of inventory and its estimated realizable value.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Number of weighted average common shares outstanding	78,683	78,030	78,506	77,867
Assumed exercise of stock awards	—	933	—	852
Average diluted shares outstanding	78,683	78,963	78,506	78,719

For the three and nine month periods ended September 30, 2014, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net losses recorded during the periods. For the three and nine month periods ended September 30, 2013, the average diluted shares outstanding excludes the impact of 1,571,777 and 2,241,490 outstanding stock options, respectively, that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.

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

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of lease rental income pursuant to operating lease arrangements for compressors and other equipment assets. For the three and nine month periods ended September 30, 2013 and 2014, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Rental revenue	$30,784	$5,573	$39,512	$15,939
Cost of rental revenue	$20,136	$2,029	$24,182	$6,403

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The fair values of our long-term Senior Notes at September 30, 2014, and December 31, 2013, were approximately $311.4 million and $318.4 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were more favorable than the stated interest rates on the Senior Notes. The fair value of the Compressco Senior Notes at September 30, 2014, was approximately $348.9 million, compared to a face amount of approximately $350.0 million (See Note C - Long-Term Debt and Other Borrowings, for further discussion). We calculate the fair value of these Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

The fair value of the liability for the WIT Water Transfer, LLC (doing business as TD Water Transfer) contingent purchase price consideration at September 30, 2014, was approximately $1.2 million. We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the TD Water Transfer share purchase agreement based upon a probability weighted calculation using the actual and anticipated earnings of our TD Water Transfer operations (a level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 measurement). A summary of these fair value measurements as of September 30, 2014, is as follows:

		Fair Value Measurements Using
	Total as of Sept. 30, 2014	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$181	—	181	—
Liability for foreign currency derivative contracts	(250)	—	(250)	—
Acquisition contingent consideration liability	(1,165)	—	—	(1,165)
Total	$(1,234)

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (Topic 250). The ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

As a result of the purchase of the remaining 50% ownership interest of TETRA Arabia during the first quarter of 2014, we remeasured the fair value of our existing investment carrying value in TETRA Arabia based on estimated future cash flows which resulted in a calculated fair value of approximately $21.8 million (a level 3 measurement). We allocated this calculated fair value to the applicable consolidated balance sheet line items and recorded a remeasurement gain of approximately $5.7 million. Additionally, we recorded a charge to earnings of approximately $2.9 million associated with a similar fair value measurement related to the termination of our previous relationship with the other shareholder. The charge to earnings and the remeasurement gain were included in other (income) expense in the Consolidated Statement of Operations for the nine month period ended September 30, 2014. We allocated the purchase price as well as the remeasured value of our existing investment based on the fair values of the assets and liabilities acquired or remeasured, which consisted of a total of approximately $18.5 million of net working capital, $1.3 million of property, plant, and equipment, approximately $22.5 million of certain intangible assets (primarily a customer relationship asset), $4.5 million of deferred tax liabilities, and approximately $6.3 million of nondeductible goodwill (allocated between the Fluids and Production Testing segments). For the nine month period ended September 30, 2014, our revenues, depreciation and amortization, and income before taxes included $25.3 million, $1.1 million, and $4.7 million, respectively, associated with the acquired operations of TETRA Arabia after the closing in January 2014.

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

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $7.3 million of property, plant and equipment, approximately $3.4 million of certain intangible assets, approximately $6.5 million of nondeductible goodwill, and approximately $2.3 million of liabilities associated with the contingent purchase price consideration. The allocation of the purchase price to TD Water Transfer’s net assets and liabilities is preliminary, and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated earnings for our water management services operations in the South Texas and North Dakota regions over each of the two twelve month periods subsequent to the closing and could increase (to

$8.0 million) or decrease (to $0) depending on actual and expected earnings in these regions going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration liability due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. During the nine months ended September 30, 2014, the liability associated with the contingent consideration was adjusted downward by approximately $1.1 million, and this amount was credited to earnings (depreciation, amortization, and accretion) during the period. The $6.5 million of goodwill recorded to the Fluids segment as a result of the TD Water Transfer acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition.

Acquisition of Compressor Systems, Inc.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, a subsidiary of Compressco Partners acquired all of the outstanding capital stock of CSI, a Delaware corporation, for $825.0 million cash (the CSI Acquisition). The purchase price is subject to a potential adjustment based on working capital. CSI owns one of the largest fleets of natural gas compressor packages in the United States.  Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that covers compression needs throughout the entire natural gas production and transportation cycle to natural gas and oil producing clients. CSI derives revenues through three primary business lines: service operations, equipment sales, and aftermarket services. Strategically, the acquisition is expected to afford the Compression Division the opportunity to capture significant synergies associated with its product and service offerings and its fabrication operations, to further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

The CSI Acquisition purchase price was funded from (i) the issuance of the 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by Compressco Partners and its subsidiary, Compressco Finance, Inc. (the Compressco Senior Notes) resulting in net proceeds of $337.8 million ($350.0 million aggregate face amount), (ii) Compressco Partners' issuance of 15,280,000 common units (the New Units) at a public offering price of $23.50 per common unit (the Offering Price) in an underwritten public offering resulting in the net proceeds of $346.0 million ($359.1 million gross proceeds less commissions), and (iii) a portion of $210.0 million borrowed under Compressco Partners' new $400.0 million bank revolving credit facility (the New Partnership Credit Facility). A subsidiary of our Compressco Partners GP Inc. subsidiary purchased 1,391,113 of the New Units. Additionally, Compressco Partners GP Inc. contributed approximately $7.3 million to Compressco Partners in order to maintain its approximately 2% general partner interest in Compressco Partners.

In connection with Compressco Partners' issuance of the New Units, Compressco Partners granted an option to the underwriters (subject to certain terms and conditions as set forth in the Underwriting Agreement) to purchase up to an additional 2,292,000 common units at the Offering Price of $23.50 per common unit, less the underwriting discount. On August 11, 2014, the underwriters exercised their option and purchased all 2,292,000 additional common units for $23.50 resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). Compressco Partners used the additional net proceeds generated from the exercise of this option to repay a portion of the amount outstanding under the New Partnership Credit Facility.

Following the underwriters' purchase of the 2,292,000 additional units, the total amount of common units issued by Compressco Partners in the equity offering was 17,572,000. Additionally, Compressco Partners GP Inc. contributed an additional approximately $1.1 million following the issuance of the additional common units upon the exercise of the underwriters' option in order to maintain its approximately 2% general partner interest in Compressco Partners.

Following the CSI Acquisition, the completion of the offering of the additional 17,572,000 common units, and the contribution by Compressco Partners GP Inc., our aggregate ownership percentage in Compressco Partners was reduced to approximately 44% from approximately 82%. Through our Compressco Partners GP Inc. subsidiary, we continue to manage and control Compressco Partners, and, accordingly, we continue to consolidate the results of Compressco Partners as part of our consolidated results of operations. To fund our purchase of New Units and the additional general partner contributions, we borrowed $40.0 million under our credit facility.

Our preliminary allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$104,456
Property and equipment	570,500
Intangible assets	59,672
Goodwill	169,984
Total assets acquired	904,612

Current liabilities	79,612
Total liabilities assumed	79,612
Net assets acquired	$825,000
This allocation of the purchase price to CSI’s net tangible assets and liabilities and identifiable intangible assets as of August 4, 2014, is preliminary and subject to revisions to the fair value calculations for the identifiable assets and liabilities. The final purchase price allocation could differ materially from the preliminary allocation noted in the summary above. The preliminary allocation of purchase price includes approximately $170.0 million allocated to nondeductible goodwill recorded to our Compression segment, and is supported by the strategic benefits discussed above to be generated from the acquisition. The acquired property and equipment is stated at fair value, and depreciation on the acquired property and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 40 years. Machinery and equipment is depreciated using useful lives of 2 to 20 years; Automobiles and trucks are depreciated using useful lives of 4 years. The acquired intangible assets represent approximately $32.4 million for the trademark/trade name, approximately $15.0 million for customer relationships, and approximately $12.3 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 10 years. These identified intangible assets are recorded net of approximately $1.5 million of accumulated amortization as of September 30, 2014.

For the three and nine month periods ended September 30, 2014, our revenues, depreciation and amortization, and pretax earnings included $61.0 million, $9.6 million, and $6.4 million, respectively, associated with the CSI Acquisition after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $2.1 million and $3.0 million were incurred during the three and nine month periods ended September 30, 2014, respectively, consisting of external legal fees and due diligence costs. These costs have been recognized in general and administrative expenses in the consolidated statements of operations. Approximately $15.7 million of deferred financing costs related to the CSI Acquisition were incurred and included in other assets as of September 30, 2014, and will be amortized over the term of the related debt. An additional $9.3 million of interim financing costs related to the CSI Acquisition were incurred and reflected in other expense during the three months ended September 30, 2014.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisition of the remaining 50% ownership interest of TETRA Arabia and the acquisition of CSI as if each of the transactions had occurred at the beginning of the periods presented. The pro forma information includes the impact from the allocation of the acquisition purchase price for each acquisition on depreciation and amortization. The pro forma information also excludes the impact of the remeasurement gain and charge to earnings recorded in connection with the acquisition of the remaining 50% interest in TETRA Arabia as well as the CSI acquisition and financing costs charged to earnings during the 2014 periods. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The impact of the acquisition of TD Water Transfer is not significant and is therefore not included in the pro forma information below. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that we will achieve after the transactions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands, Except Per Share Amounts)

Revenues	$343,920	$324,296	$971,209	$971,627
Depreciation, depletion, amortization, and accretion	$41,601	$35,843	$105,966	$104,832
Gross profit	$41,801	$73,055	$166,367	$172,122

Net income (loss)	$(5,433)	$10,434	$(18,274)	$9,528
Net income (loss) attributable to TETRA stockholders	$(6,518)	$9,483	$(23,382)	$5,167

Per share information:
Net income (loss) attributable to TETRA stockholders
Basic	$(0.08)	$0.12	$(0.30)	$0.07
Diluted	$(0.08)	$0.12	$(0.30)	$0.07

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		September 30, 2014	December 31, 2013
		(In Thousands)
	Scheduled Maturity
TETRA
Bank revolving line of credit facility	September 30, 2019	$125,000	$52,768
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	35,000
European bank credit facility		—	—
Other		288	89
TETRA Total debt		430,288	357,857
Less current portion		(90,288)	(89)
TETRA Total long-term debt		$340,000	$357,768

Compressco Partners
Compressco Partners bank credit facility	October 15, 2017	$—	$29,959
Compressco Partners New Bank Credit Facility	August 4, 2019	165,000	—
Compressco Partners 7.25% Senior Notes	August 15, 2022	344,881	—
Compressco Partners total long-term debt		509,881	29,959
Consolidated total long-term debt		$849,881	$387,727

Following the CSI Acquisition, the completion of the Compressco Partners offering of the additional 17,572,000 common units, and the contribution by Compressco Partners GP Inc., our aggregate ownership percentage in Compressco Partners was reduced to approximately 44% from approximately 82%. Through our Compressco Partners GP Inc. subsidiary, we will continue to manage and control Compressco Partners, and, accordingly, we will continue to consolidate the balance sheet of Compressco Partners, including the long-term debt of Compressco Partners, as part of our consolidated balance sheet. We and our subsidiaries, excluding Compressco Partners and its subsidiaries, are obligated under a bank credit agreement and senior notes, neither of which are obligations of Compressco Partners. Compressco Partners is obligated under a separate bank credit agreement and senior notes, neither of which are obligations of TETRA Technologies, Inc. and its other subsidiaries.

Our Bank Credit Facility - On August 4, 2014, in connection with the CSI Acquisition, we borrowed $40.0 million under our bank credit facility to fund the purchase of 1,391,113 common units of Compressco Partners and to fund a contribution of $7.3 million by our wholly owned subsidiary Compressco Partners GP Inc. to maintain its approximately 2% general partners interest in Compressco Partners.

On September 30, 2014, we entered into an amendment (the Third Amendment) of our bank credit facility. The Third Amendment amends our credit facility, which was scheduled to expire on October 29, 2015, by extending the maturity date of the credit facility until September 30, 2019 and decreasing the revolving commitment from $278 million to $225 million. The Third Amendment also revised certain financial covenants and the range of applicable interest rate spreads. The facility remains unsecured and guaranteed by certain of our material domestic subsidiaries. In connection with the reduction of the commitment capacity as part of the Third Amendment, we charged approximately $0.1 million of unamortized deferred financing costs to expense.

Compressco Partners 7.25% Senior Notes - On July 29, 2014, Compressco Partners, Compressco Finance Inc., a Delaware corporation and an indirect wholly owned subsidiary of Compressco Partners (Compressco Finance and, together with Compressco Partners, the Issuers), and the guarantors named therein (the Guarantors and, together with the Issuers, the Obligors), entered into the Note Purchase Agreement (the Note Purchase Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated on behalf of the initial purchasers named therein (collectively, the Initial Purchasers) related to the issuance and sale by the Issuers to the Initial Purchasers of $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the Compressco Senior Notes) in a private offering (the Offering) exempt from the registration requirements under the Securities Act of 1933, as amended (the Securities Act). The Note Purchase Agreement contains customary representations and warranties of the parties thereto and indemnification and contribution provisions under which the Obligors, on one hand, and the Initial Purchasers, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act.

The Issuers closed the Offering on August 4, 2014. Their obligations under the Compressco Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of Compressco Partners’ domestic restricted subsidiaries (other than Compressco Finance) that guarantee Compressco Partners’ other indebtedness. The Compressco Senior Notes and the subsidiary guarantees thereof (together, the Compressco Securities) were issued pursuant to an indenture described below.

Compressco Partners used the net proceeds of the Offering of approximately $337.8 million (consisting of $350.0 million aggregate principal amount net of a $5.2 million discount and certain fees and offering expenses) to fund a portion of the $825.0 million cash purchase price for the CSI Acquisition, to pay certain acquisition expenses and to repay a portion of outstanding borrowings under the Compressco Partners’ then existing credit facility. During the three month period ended September 30, 2014, financing costs of approximately $8.4 million were incurred related to the Compressco Senior Notes. These costs are included in Other Assets and are being amortized over the term of the Compressco Senior Notes. The $5.2 million discount is being amortized using the effective interest method at an interest rate of 7.50% over the term of the Compressco Senior Notes. Approximately $0.1 million of discount amortization expense was recognized during the three months ended September 30, 2014.

Pursuant to the Note Purchase Agreement, CSI and any domestic subsidiaries of CSI required to guarantee the Compressco Senior Notes pursuant to the indenture governing the Compressco Senior Notes were joined as parties to the Note Purchase Agreement pursuant to a purchase agreement joinder, dated August 4, 2014.

The Obligors issued the Compressco Securities pursuant to the Indenture dated as of August 4, 2014 (the Indenture) by and among the Obligors and U.S. Bank National Association, as trustee (the Trustee). The Compressco Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the Compressco Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The Compressco Senior Notes are scheduled to mature on August 15, 2022.

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

The offer and sale of the Compressco Securities were not registered under the Securities Act or applicable state securities laws, and the Compressco Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. In connection with the Offering of the Compressco Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the Registration Rights Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the SEC) registering an exchange offer by the Obligors that would allow holders of the Compressco Securities to exchange their restricted Compressco Securities for registered freely tradable notes and guarantees having substantially the same terms as the Compressco Securities and evidencing the same indebtedness as the restricted Compressco Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Compressco Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the Compressco Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the Compressco Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Compressco Partners New Bank Credit Facility - On August 4, 2014, in connection with the CSI Acquisition, Compressco Partners entered into a new credit agreement (the New Partnership Credit Agreement), and it borrowed $210.0 million, which was used to fund, in part, Compressco Partners' $825.0 million CSI Acquisition purchase price. In addition, the New Partnership Credit Agreement borrowings were used to pay fees and expenses related to the CSI Acquisition, the Compressco Senior Notes offering, and the New Partnership Credit Agreement, and to repay the $38.1 million balance outstanding under Compressco Partners' previous Partnership Credit Agreement dated October 15, 2013, which was then terminated. As a result, approximately $0.8 million of unamortized deferred financing costs associated with that terminated Partnership Credit Agreement was charged to earnings and reflected in other expense during the three month period ended September 30, 2014. Under the New Partnership Credit Agreement, Compressco Partners and Compressco Partners Sub, Inc. were named as the borrowers, and all obligations under the New Partnership Credit Agreement are guaranteed by all of Compressco Partners' existing and future, direct and indirect, domestic restricted subsidiaries, other than domestic subsidiaries that are wholly owned by foreign subsidiaries. We are not a borrower or a guarantor under the New Partnership Credit Agreement. The New Partnership Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). During the three month period ended September 30, 2014, Compressco Partners incurred financing costs of approximately $7.3 million related to the New Partnership Credit Agreement. These costs are included in Other Assets and are being amortized over the term of the New Partnership Credit Agreement.

On August 11, 2014, the underwriters exercised their option and purchased 2,292,000 additional common units for the Offering Price of $23.50 per common unit resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). Following the receipt of proceeds from this option exercise, a portion of the outstanding balance under the New Partnership Credit Agreement was repaid.

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

All obligations under the New Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of Compressco Partners' assets and the assets of its existing and future domestic subsidiaries, and all of the capital stock of its existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries).

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with its remaining offshore platforms previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners. We also have asset retirement obligations associated with operated facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The value of our asset retirement obligations for non-Maritech properties was approximately $8.3 million and $7.6 million as of September 30, 2014 and December 31, 2013, respectively. The changes in consolidated asset retirement obligations during the three and nine month periods ended September 30, 2014, are as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	(In Thousands)
Beginning balance for the period, as reported	$42,188	$50,904
Activity in the period:
Accretion of liability	199	570
Revisions in estimated cash flows	22,942	43,622
Settlement of retirement obligations	(10,542)	(40,309)
Ending balance as of September 30	$54,787	$54,787

Revisions in estimated cash flows during the first nine months of 2014 resulted primarily from changes that arose during the three and nine month periods for additional work incurred and estimates for additional work anticipated to be required on Maritech’s offshore oil and gas properties, including unanticipated remediation work required on certain wells that had been previously plugged. The increased decommissioning liabilities also reflect the revised cost and timing of third-party equipment that will be required to perform the decommissioning work.

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

Derivative Contracts

Foreign Currency Derivative Contracts. In October 2013, we and Compressco Partners began entering into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2014, we and Compressco Partners had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase pounds sterling	$4,983	1.62	10/15/2014
Forward purchase Brazil real	$2,150	2.45	10/15/2014
Forward purchase Canadian dollar	$2,785	1.12	10/15/2014
Forward sale Mexican peso	$9,614	13.43	10/15/2014
Forward purchase Argentina peso	$3,823	8.60	10/15/2014
Forward purchase Canadian dollar	$2,266	1.12	10/15/2014
Forward purchase Mexican peso	$2,249	13.43	10/15/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 measurement). The fair values of our and Compressco Partners' foreign currency derivative instruments as of September 30, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at September 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$181
Forward sale contracts	Current liabilities	(147)
Forward purchase contracts	Current liabilities	(104)
Total		$(70)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the nine month period ended September 30, 2014, we recognized approximately $0.8 million of net losses in other income (expense) associated with our foreign currency derivative program.

Other Hedge Contracts

Transaction gains and losses attributable to a foreign currency transaction that is designated as, and is effective as, an economic hedge of a net investment in a foreign entity is subject to the same accounting as translation adjustments. As such, the effect of a rate change on a foreign currency hedge is the same as the accounting for the effect of the rate change on the net foreign investment; both are recorded in the cumulative translation account, a component of stockholders’ equity, and are partially or fully offsetting. In July 2012, we borrowed 10.0 million euros and designated the borrowing as a hedge of our net investment in our European operations. Changes in the foreign currency exchange rate have resulted in a cumulative loss charged to the cumulative translation adjustment account of $0.4 million net of taxes at September 30, 2014, with no ineffectiveness recorded. This 10.0 million euros borrowing was repaid in September 2014.

NOTE F – EQUITY

Changes in equity for the three and nine month periods ended September 30, 2014 and 2013, are as follows:

	Three Months Ended September 30,
	2014			2013
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$549,654	$41,428	$591,082	$544,070	$41,673	$585,743
Net income (loss)	(10,537)	(1,930)	(12,467)	12,110	744	12,854
Foreign currency translation adjustment, including taxes of $1,198 in 2014 and taxes of $165 in 2013	(8,430)	—	(8,430)	6,873	—	6,873
Comprehensive income (loss)	(18,967)	(1,930)	(20,897)	18,983	744	19,727
Exercise of common stock options	771	—	771	597	—	597
Proceeds from the issuance of stock	—	359,205	359,205	—	—	—
Distributions to public unitholders	—	(1,298)	(1,298)	—	(1,210)	(1,210)
Equity-based compensation	1,053	482	1,535	1,152	338	1,490
Treasury stock and other	(68)	(41)	(109)	(13)	64	51
Tax benefit upon exercise of stock options	(82)	—	(82)	(249)	—	(249)
Ending balance as of September 30	$532,361	$397,846	$930,207	$564,540	$41,609	$606,149

	Nine Months Ended September 30,
	2014			2013
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$555,541	$41,957	$597,498	$551,120	$42,188	$593,308
Net income	(19,928)	(179)	(20,107)	10,482	1,964	12,446
Foreign currency translation adjustment, including taxes of $1,644 in 2014 and taxes of $711 in 2013	(7,653)	—	(7,653)	(1,849)	—	(1,849)
Comprehensive Income (loss)	(27,581)	(179)	(27,760)	8,633	1,964	10,597
Exercise of common stock options	1,147	—	1,147	1,586	—	1,586
Proceeds from the issuance of stock	—	359,205	359,205	—	—	—
Distributions to public unitholders	—	(3,806)	(3,806)	—	(3,603)	(3,603)
Equity-based compensation	3,889	919	4,808	4,082	1,031	5,113
Treasury stock and other	(421)	(250)	(671)	(243)	29	(214)
Tax benefit upon exercise of stock options	(214)	—	(214)	(638)	—	(638)
Ending balance as of September 30	$532,361	$397,846	$930,207	$564,540	$41,609	$606,149

Activity within the foreign currency translation adjustment account during the periods includes no reclassifications to net income.

As discussed in Note B - Acquisitions, to finance a portion of the CSI Acquisition purchase price, Compressco Partners completed a public offering of its common units pursuant to which it sold 15,280,000 of New Units at the Offering Price of $23.50 per common unit. A subsidiary of our Compressco Partners GP Inc. subsidiary purchased 1,391,113 of the New Units. Additionally, Compressco Partners GP Inc. contributed approximately $7.3 million in order to maintain its approximately 2% general partner interest in Compressco Partners. In connection with the Compressco Partners' offering of the New Units, Compressco Partners granted an option to the underwriters (subject to certain terms and conditions as set forth in the Underwriting Agreement) to purchase up to an additional 2,292,000 common units at the Offering Price, less the underwriting discount. On August 11, 2014, the underwriters exercised their option and purchased all 2,292,000 additional common units, resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount).

Following the underwriters' purchase of the 2,292,000 additional common units, the total amount of common units issued is 17,572,000. Additionally, the General Partner contributed an additional approximately $1.1 million following the issuance of the additional common units upon the exercise of the underwriters' option in order to maintain its approximately 2% general partner interest in the Compressco Partners. Prior to the CSI Acquisition and the offering of the New Units by Compressco Partners, we owned approximately 82% of Compressco Partners through our ownership of units and a general partner interest (through which we hold incentive distribution rights). Following the CSI Acquisition, and the issuance of the New Units, our ownership of Compressco Partners is approximately 44%, consisting of approximately 42% limited partner interest plus the approximately 2% general partner interest. Through Compressco Partners GP Inc., we will continue to manage and control Compressco Partners, and, accordingly, we will continue to consolidate the results of Compressco Partners as part of our consolidated results of operations. As a result of these transactions, and beginning in the third quarter of 2014, the non-controlling interest associated with the public ownership of Compressco Partners significantly increased.

On July 11, 2014, the Board of Compressco Partners GP Inc. confirmed that the conditions set forth in the definition of "Subordination Period" contained in the Partnership Agreement of Compressco Partners would be met upon Compressco Partners' payment of the August 15, 2014 cash distribution. As a result, effective August 18, 2014, our 6,273,970 subordinated units of Compressco Partners automatically converted on a one-for-one basis into common units. The conversion of these subordinated units did not impact the amount of cash distributions paid to us by Compressco Partners or the total number of outstanding units of Compressco Partners. These subordinated units were issued to us by Compressco Partners in connection with its initial public offering.

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

NOTE H – INDUSTRY SEGMENTS

We manage our operations through five operating segments: Fluids, Production Testing, Compression, Offshore Services, and Maritech, organized in four divisions. Prior to the CSI Acquisition during the three months ended September 30, 2014, we organized our segments in three divisions. Following the CSI Acquisition, Production Testing and Compression are now reflected as separate divisions.

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

Our Production Testing Division provides after-frac flow back, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas producing regions in the United States, Mexico, and Canada, as well as in certain basins in certain regions in South America, Africa, Europe, the Middle East, and Australia.

The Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. . The Division also sells standard and custom-designed compressor packages and engine-driven oilfield fluid pump systems, and provides aftermarket services and compressor parts and components manufactured by third-party suppliers. The Division provides these compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. Beginning June 20, 2011, following the initial public offering of Compressco Partners, we allocate and charge certain corporate and divisional direct and indirect administrative costs to Compressco Partners. As a result of the August 4, 2014, acquisition of CSI, we have significantly expanded the scope of our Compression Division. See Note B - Acquisitions for further discussion.

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
 Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$67,925	$73,957	$220,250	$217,859
Production Testing Division	—	—	—	—
Compression Division	30,999	1,484	34,901	3,913
Offshore Division
Offshore Services	56	2,237	529	3,950
Maritech	1,041	1,349	3,964	4,193
Total Offshore Division	1,097	3,586	4,493	8,143
Consolidated	$100,021	$79,027	$259,644	$229,915

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Services and rentals
Fluids Division	$37,351	$25,658	$106,514	$75,982
Production Testing Division	48,984	47,088	133,289	148,555
Compression Division	64,898	28,283	122,775	84,660
Offshore Division
Offshore Services	61,449	84,198	152,547	184,589
Maritech	—	—	—	—
Intersegment eliminations	(6,332)	(9,951)	(13,053)	(39,738)
Total Offshore Division	55,117	74,247	139,494	144,851
Corporate Overhead	—	—	—	—
Consolidated	$206,350	$175,276	$502,073	$454,048

Interdivision revenues
Fluids Division	$20	$—	$327	$40
Production Testing Division	1,193	292	2,902	865
Compression Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Interdivision eliminations	(1,213)	(292)	(3,230)	(905)
Consolidated	$—	$—	$—	$—

Total revenues
Fluids Division	$105,296	$99,615	$327,090	$293,881
Production Testing Division	50,177	47,380	136,191	149,420
Compression Division	95,897	29,767	157,676	88,573
Offshore Division
Offshore Services	61,505	86,435	153,076	188,539
Maritech	1,041	1,349	3,965	4,193
Intersegment eliminations	(6,332)	(9,951)	(13,053)	(39,738)
Total Offshore Division	56,214	77,833	143,988	152,994
Interdivision eliminations	(1,213)	(292)	(3,229)	(905)
Corporate Overhead	—	—	—	—
Consolidated	$306,371	$254,303	$761,717	$683,963

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Income (loss) before taxes
Fluids Division	$16,541	$20,851	$52,077	$55,703
Production Testing Division	3,426	2,807	379	13,422
Compression Division	(6,562)	5,447	4,102	13,833
Offshore Division
Offshore Services	601	20,579	(5,538)	25,064
Maritech	(22,969)	(15,428)	(40,206)	(44,079)
Intersegment eliminations	—	—	—	—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
Total Offshore Division	(22,368)	5,151	(45,744)	(19,015)
Interdivision eliminations	3	—	9	—
Corporate Overhead(1)	(15,867)	(15,554)	(48,827)	(46,425)
Consolidated	$(24,827)	$18,702	$(38,004)	$17,518

	September 30,
	2014	2013
	(In Thousands)
Total assets
Fluids Division	$427,965	$383,999
Production Testing Division	321,589	328,461
Compression Division	1,227,920	234,194
Offshore Division
Offshore Services	181,117	205,343
Maritech	25,730	22,087
Total Offshore Division	206,847	227,430
Corporate Overhead	9,918	27,468
Consolidated	$2,194,239	$1,201,552

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In Thousands)
General and administrative expense	$8,821	$10,195	$30,279	$30,470
Depreciation and amortization	394	582	1,475	1,742
Interest expense	4,969	4,112	14,110	12,354
Other general corporate (income) expense, net	1,683	665	2,963	1,859
Total	$15,867	$15,554	$48,827	$46,425

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

Business Overview

With the August 4, 2014, acquisition by Compressco Partners of Compressor Systems, Inc. (CSI), a Delaware corporation, (the CSI Acquisition), we effected a significant change in the composition of our consolidated operations and our consolidated capital structure. The acquisition of CSI has increased our Compression Division's total horsepower (HP) from approximately 187,000 to over 1,045,000 and allows the Compression Division to utilize an expanded range of compressor packages (from 20 HP to 2,370 HP units) for compression services to customers. This expansion of the Compression Division's service offerings allows it to participate in the compression market at a broader level. Strategically, the acquisition is expected to afford the Compression Division the opportunity to capture significant synergies associated with its product and service offerings and its fabrication and manufacturing operations, further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

Consolidated results of operations for the quarter ended September 30, 2014, reflect the impact of the CSI Acquisition, with the operations of CSI contributing revenues of approximately $61.0 million and pretax earnings of approximately $6.4 million. As a result of the increased borrowings discussed above, net interest expense also increased by approximately $5.7 million. In connection with the CSI Acquisition, interim financing commitment fees totaling $9.3 million were incurred and charged to earnings during the three months ended September 30, 2014. In addition, as a result of the additional public common units of Compressco Partners that were issued in connection with the CSI Acquisition, the decrease in our ownership of Compressco Partners resulted in an increased non-controlling interest, which because of the net loss incurred by Compressco Partners during the three months ended September 30, 2014, resulted in a decrease in net loss attributable to our stockholders.

The increased revenues from our Compression Division, primarily due to the CSI Acquisition, along with increased revenues from our Fluids and Production Testing Divisions, more than offset decreased revenues from our Offshore Services segment and led to record quarterly consolidated revenues during the third quarter of 2014. In addition to the compression and aftermarket services and compressor and parts sales revenues contributed by the CSI Acquisition subsequent to the August 4, 2014 closing date, Compression Division revenues also benefited from the continued growth of its low-horsepower production enhancement services revenues. The Fluids Division also reflected increased quarterly revenues, primarily due to the growth of its water management business, despite increased competition in the water management business and continued market challenges of the Division's offshore clear brine fluids (CBF) business. Our Production Testing Division also reported increased revenues during the third quarter of 2014 compared to the prior year period, primarily due to increased international activity, and the impact of the January 2014 acquisition of the remaining ownership interest of TETRA Arabia. Domestic Production Testing Division revenues continue to be decreased compared to the prior year period due to increased competition and other challenges in certain key U.S. markets, but continue to reflect improved activity levels compared to the first half of 2014. Our Offshore Services segment reported decreased revenues compared to the prior year period, primarily due to decreased dive services and offshore well abandonment activity during the current year period, including decreased services performed for Maritech. A reduction in Gulf of Mexico abandonment activity, plus increased competitor pricing pressures, has led to the decreased revenues and profitability of the Offshore Services segment. Excluding the significant increased revenues of our Compression Division, increased revenues of our Fluids and Production Testing Divisions were largely offset by the impact of increased competition and customer project delays, particularly by our Fluids Division, where gross profit margins were decreased for its water management, offshore CBF, and manufactured products businesses. Maritech results included $22.9 million of excess decommissioning costs charged to earnings during the current year quarter, an increase of $1.4 million compared to the prior year period. Our core businesses continue to review their cost structures in light of challenging markets and competitive pressures, and further cost reduction measures were taken in the third quarter of 2014.

The CSI Acquisition purchase price of $825.0 million was funded from (i) the issuance of 7.25% Senior Notes due 2022 in the aggregate principal amount of $350.0 million by Compressco Partners and its subsidiary, Compressco Finance, Inc. (the Compressco Senior Notes) resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) Compressco Partners' issuance of 15,280,000 common units (the New Units) at a public offering price of $23.50 per common unit (the Offering Price) in an underwritten public offering resulting in net proceeds of $346.0 million, and (iii) a portion of the $210.0 million initially borrowed under Compressco Partners' new $400 million bank revolving credit facility (the New Partnership Credit Agreement). In connection with Compressco Partners' offering of the New Units, it granted an option to the underwriters to purchase up to an additional 2,292,000 common units at the Offering Price, less the underwriting discount. On August 11, 2014, the underwriters exercised their option and purchased all 2,292,000 additional common units resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). Proceeds from this option exercise were used by Compressco Partners to pay down a portion of its balance outstanding under the New Partnership Credit Agreement. A subsidiary of our Compressco Partners GP Inc. subsidiary purchased 1,391,113 of the New Units for approximately $32.7 million and Compressco Partners GP Inc. contributed approximately $8.4 million in order to maintain its approximately 2% general partner interest in Compressco Partners. These investments were funded by approximately $40.0 million borrowed under our existing Credit Agreement. The issuance of the New Units and the additional units issued pursuant to the exercise of the underwriters' option, together with the contribution by our Compressco Partners GP Inc. subsidiary of additional capital, resulted in the net reduction of our ownership of Compressco Partners from approximately 82% to approximately 44%. Through our wholly owned subsidiary, Compressco Partners GP Inc., we continue to manage and control Compressco Partners, and accordingly, we continue to consolidate the results of Compressco Partners as part of our consolidated results of operations. Despite the decreased ownership percentage in Compressco Partners, our quarterly distributions from Compressco Partners following the CSI Acquisition are expected to increase compared to the amount of distributions prior to the acquisition, as a result of the increased operations of Compressco Partners and the incentive distribution rights held by our Compressco Partners GP Inc. subsidiary.

Our consolidated operating cash flows during the nine months ended September 30, 2014, increased approximately $8.0 million compared to the prior year period. This increase occurred primarily due to the decrease in the amount spent on Maritech decommissioning activity compared to the prior year period. This increase in operating cash flows was partially offset, however, by decreased net income during the current year period, as well as by increased accounts receivable and inventories during the period. Our operating cash flows, along with available cash balances and additional credit facility borrowings, were used to fund much of the approximately $28.5 million spent on the acquisition of TD Water Transfer and the remaining ownership interest of TETRA Arabia, net of cash acquired, and $84.1 million of capital expenditures during the current year period. We continue to evaluate opportunities to further expand certain of our businesses through acquisitions. As discussed above, we also continue to review opportunities for cost reductions, such as the headcount reductions we made during the first nine months of 2014, in order to maximize our operating cash flows and right-size our operations in light of continuing operating challenges in certain markets. Efforts began during the third quarter to integrate the newly acquired CSI operations into Compressco Partners and to capture the anticipated synergies of the combined operations. As a result of $41.9 million of decommissioning work performed by Maritech during the first nine months of 2014, our remaining decommissioning liability for such work is approximately $46.5 million as of September 30, 2014. As of November 7, 2014, we have approximately $69.1 million available under our revolving credit facility, and Compressco Partners has an additional $227.9 million available under its New Partnership Credit Agreement facility.

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

Goodwill Impairment Testing - Goodwill is assessed for impairment on an annual basis and more frequently if indicators of impairment exist. First we have the option to evaluate on a qualitative basis the significance of all identified events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. In our most recent annual goodwill impairment assessment as of December 31, 2013, based on this qualitative assessment, we determined that it was not "more likely than not" that the fair values of any of our reporting units were less than their carrying values. If based on the events and circumstances we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a two-step goodwill impairment test, where the first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value is in excess of the reporting unit carrying amount, no additional steps are necessary. However, if the carrying amount of the reporting unit exceeds its estimated fair value, a second step is performed, using a hypothetical purchase price methodology to allocate total fair value to the reporting unit's balance sheet, including its long-lived property, plant and equipment assets, and identified intangible assets. The resulting allocation of fair value to goodwill is then compared to the reporting units' goodwill balance, and any excess to fair value is then recorded in our statement of operations as an impairment. Our estimates of reporting unit fair value are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization.

As of September 30, 2014, our Fluids, Offshore Services, Production Testing, and Compression reporting units reflect goodwill in the amounts of $6.5 million, $3.9 million, $116.3 million, and $242.3 million, respectively. We are not aware of any events or circumstances that would indicate that it is more likely than not that the fair values of our Fluids or Compression reporting units are below their carrying values since our last test date of December 31, 2013.

During the first nine months of 2014, challenging market conditions for our Production Testing and Offshore Services reporting units have resulted in both of these reporting units performing below the expectations we had as of December 31, 2013. Our Production Testing reporting unit continues to seek the replacement of a key South Texas customer that suspended its operations in that region during 2013. Production Testing activity in Mexico remains significantly dependent upon the activity and spending levels of our primary customer in that market. Pricing and activity levels in many of the markets that the Production Testing reporting unit serves have been affected by increased levels of competition in these markets. Our Offshore Services reporting unit has experienced decreasing demand for its decommissioning, well abandonment, and contract diving services in the U.S. Gulf of Mexico, the primary market that it serves. Customer delays with regard to significant decommissioning and abandonment projects and the diminished pricing as a result of increased competition for customer projects have combined to negatively affect current year profitability for the Offshore Services reporting unit. As part of our annual business outlook update for each of our reporting units that we perform during the fourth quarter, we will consider the current market challenges for both our Production Testing and Offshore Services reporting units. As part of our quarterly reporting as of September 30, 2014, we updated our assessment of the future cash flows for the Production Testing and Offshore Services reporting units, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. We have calculated a present value of the respective cash flows for each reporting unit to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate these values. Based on these updated estimates of fair values, the estimated fair values for both the Production Testing and Offshore Services reporting units exceeded its carrying value as of September 30, 2014. However, because the estimated fair values of our Production Testing and Offshore Services reporting units as of September 30, 2014 exceed their carrying value by approximately 11% and 25%, respectively, there is a reasonable possibility that the goodwill for these reporting units may be impaired in a future period, and the amount of such impairment may be material. Specific uncertainties affecting the estimated fair value of our Production Testing and Offshore Services reporting units include the impact of competition, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of future growth of these reporting units. These factors will be reviewed and assessed during our annual fourth quarter business outlook update. Negative developments with regard to these factors could have a further negative effect on the fair value of our Production Testing and Offshore Services reporting units.

Results of Operations

Three months ended September 30, 2014 compared with three months ended September 30, 2013.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$306,371	$254,303	$52,068	20.5%
Gross profit	34,744	47,442	(12,698)	(26.8)%
Gross profit as a percentage of revenue	11.3%	18.7%
General and administrative expense	37,099	31,776	5,323	16.8%
General and administrative expense as a percentage of revenue	12.1%	12.5%
Interest expense, net	9,878	4,207	5,671	134.8%
Other (income) expense, net	12,594	(7,243)	19,837	(273.9)%
Income (loss) before taxes	(24,827)	18,702	(43,529)	(232.8)%
Income (loss) before taxes as a percentage of revenue	(8.1)%	7.4%
Provision (benefit) for income taxes	(12,360)	5,848	(18,208)	(311.4)%
Net income (loss)	(12,467)	12,854	(25,321)	(197.0)%
Net (income) loss attributable to noncontrolling interest	1,930	(744)	2,674
Net income (loss) attributable to TETRA stockholders	$(10,537)	$12,110	$(22,647)	(187.0)%

Consolidated revenues for the quarter ended September 30, 2014, increased compared to the prior year period, primarily due to increased revenues for the Compression Division as a result of the August 4, 2014 acquisition of CSI. The CSI Acquisition, which resulted in increased revenues of approximately $61.0 million for the portion of the quarter subsequent to the August 4, 2014 acquisition closing date, greatly expands the operations of our Compression Division, allowing it to participate in the compression market at a broader level. In addition to the increase in Compression Division revenues, our Fluids and Production Testing Divisions also reflected increased revenues. The increase in the Fluids Division revenues was primarily due to increased water management services revenues, foreign sales of clear brine fluids (CBF) products, and increased sales of manufactured products. The increase in the Production Testing Division revenues primarily reflects the January 2014 acquisition of the 50% ownership interest in TETRA Arabia that we did not previously own and which resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary. This increase in Production Testing revenues was realized despite the suspension of activity by a significant U.S. customer and increased competitive pressure in several key North American markets. These increases in Compression, Fluids, and Production Testing Division revenues were partly offset by decreased revenues in our Offshore Services segment, which was primarily due to decreased diving services and well abandonment services revenues during the period.

Consolidated gross profit decreased during the current year quarter compared to the prior year period, as the impact on our Compression Division of the CSI acquisition, and the increased gross profit from the Production Testing Division, was more than offset by the decreased profitability of our Offshore Division and Fluids Division compared to the prior year period.

Consolidated general and administrative expenses increased during the third quarter of 2014 compared to the prior year period, primarily due to the increase in the Compression Division administrative costs following the CSI Acquisition. In addition, the Compression Division recorded approximately $2.1 million of transaction related expenses associated with the CSI Acquisition. The increase in the Compression Division general and administrative expenses, along with increases in our Fluids Division and Corporate Overhead, was partially offset by modest decreases by our Production Testing Division, and Offshore Division, as a result of cost reduction efforts by these Divisions.

Consolidated interest expense increased due to increased borrowings, primarily from the increased borrowings by our Compression Division. Compression Division interest expense levels going forward are expected to continue to be increased compared to prior year periods as a result of borrowings associated with the CSI Acquisition.

Consolidated other expense was approximately $12.6 million during the three months ended September 30, 2014 compared to $7.2 million of other income during the prior year period. In connection with the CSI Acquisition, the Compression Division incurred approximately $9.3 million of one-time interim financing costs during the three months ended September 30, 2014. Prior year other income decreased as a result of the consolidation of TETRA Arabia, as the earnings during the prior year period from the unconsolidated subsidiary were reported in other income.

We recorded a consolidated benefit for income taxes during the current year period compared to a provision for income taxes during the prior year period due to the pretax loss in the current year period.

Due to the non-recurring charges for transaction expenses and interim financing costs associated with the CSI Acquisition, Compressco Partners recorded a net loss for the quarter ended September 30, 2014. As a result, we recorded a net loss attributed to the non-controlling interest, which decreased our net loss attributed to TETRA stockholders.

Divisional Comparisons

Fluids Division

	Three Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$105,296	$99,615	$5,681	5.7%
Gross profit	25,981	28,682	(2,701)	(9.4)%
Gross profit as a percentage of revenue	24.7%	28.8%
General and administrative expense	9,411	8,111	1,300	16.0%
General and administrative expense as a percentage of revenue	8.9%	8.1%
Interest (income) expense, net	(130)	(52)	78
Other (income) expense, net	159	(228)	(387)
Income before taxes	$16,541	$20,851	$(4,310)	(20.7)%
Income before taxes as a percentage of revenue	15.7%	20.9%

The increase in Fluids Division revenues during the third quarter of 2014 compared to the prior year period was primarily due to approximately $11.7 million of increased service revenues. This increase was largely due to increased domestic water management services revenues, as the January 2014 acquisition of TD Water Transfer contributed to the continued growth of our U.S. water management business revenues, despite increased competition. Also, international completion services revenues increased, including approximately $3.8 million of increased revenues resulting from the January 2014 acquisition of the additional 50% interest in TETRA Arabia that resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary. This increase in Fluids Division service revenues was partially offset by a decrease in product sales revenues of approximately $6.0 million. Increases in foreign and domestic onshore CBF product sales revenues and manufactured product sales revenues were more than offset by decreased U.S. offshore CBF product sales revenues, primarily due to decreased sales in the U.S. Gulf of Mexico that were caused by customer operational delays. The increased manufactured product sales were realized despite the significant amounts of revenues from nonrecurring sales to a single U.S. customer during the prior year period.

Fluids Division gross profit during the third quarter of 2014 decreased compared to the prior year period, as increased revenues from water management services were offset by the impact of increased competition on prices and due to increased operating expenses in certain operating regions. Increased gross profit associated with foreign CBF product sales and the consolidation of TETRA Arabia was offset by the decreased profitability from decreased Gulf of Mexico CBF activity as well as from reduced gross profit from calcium chloride sales as compared to the prior year period resulting from the lack of nonrecurring demand during the prior year period.

Fluids Division income before taxes decreased compared to the prior year period primarily due to the decrease in gross profit discussed above. Additionally, Fluids Division general and administrative costs increased, primarily due to increased personnel costs. Other expense increased due to the consolidation of TETRA Arabia, as its unconsolidated earnings was reflected in other income during the prior year period.

Production Testing Division

	Three Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$50,177	$47,380	$2,797	5.9%
Gross profit	8,194	5,794	2,400	41.4%
Gross profit as a percentage of revenue	16.7%	12.2%
General and administrative expense	5,303	5,443	(140)	(2.6)%
General and administrative expense as a percentage of revenue	10.8%	11.5%
Interest (income) expense, net	29	(17)	46
Other (income) expense, net	(564)	(2,439)	1,875
Income before taxes	$3,426	$2,807	$619	22.1%
Income before taxes as a percentage of revenue	7.0%	5.9%

Production Testing Division revenues increased during the third quarter of 2014 compared to the prior year period, primarily due to increased international activity, including approximately $7.0 million of increased revenues resulting from our January 2014 acquisition of the 50% ownership interest in TETRA Arabia that we did not previously own, which resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary. This increase in international activity was largely offset by decreased activity by customers in certain key U.S. markets. The Division has begun to expand its customer base in an attempt to replace the revenues from these customers, and continued strong activity levels in certain domestic shale reservoir markets has led to increased revenues compared to the first half of 2014. Additionally, the impact of increased competition negatively affected pricing and activity levels for services in selected markets in the U.S.

Production Testing Division gross profit increased during the third quarter of 2014 compared to the prior year period due to the impact of the above mentioned increased international activity, including increased gross profit resulting from the consolidation of TETRA Arabia. These increases were partially offset by the impact of decreased U.S. activity. The Production Testing Division has implemented cost reductions and relocated equipment as it seeks to adjust its cost structure in light of the challenges in key U.S. markets.

Production Testing Division income before taxes increased compared to the prior year period, as the increase in gross profit discussed above and the decreased administrative expenses were partially offset by decreased other income. Other income decreased due to the consolidation of the TETRA Arabia subsidiary following the January 2014 acquisition of the additional 50% ownership interest. Prior to the acquisition, the segment recorded its share of earnings from the unconsolidated TETRA Arabia subsidiary in other income.

Compression Division

	Three Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$95,897	$29,767	$66,130	222.2%
Gross profit	19,871	10,201	9,670	94.8%
Gross profit as a percentage of revenue	20.7%	34.3%
General and administrative expense	10,058	4,460	5,598	125.5%
General and administrative expense as a percentage of revenue	10.5%	15.0%
Interest (income) expense, net	4,998	136	4,862
Other (income) expense, net	11,377	158	11,219
Income before taxes	$(6,562)	$5,447	$(12,009)	(220.5)%
Income before taxes as a percentage of revenue	(6.8)%	18.3%

Compression Division revenues increased significantly during the third quarter of 2014 compared to the prior year period due to the acquisition of CSI, which generated aggregate revenues of approximately $61.0 million during the portion of the third quarter subsequent to the August 4, 2014 closing date of the acquisition. Approximately $33.3 million of the $36.5 million increase in compression service revenues were generated by the compression services and aftermarket services of CSI, with the remaining increase primarily a result of increased low-horsepower compression services activity, primarily in liquids-rich resource play reservoirs. Revenues from the sales of compressor packages and parts during the third quarter of 2014 increased $29.4 million compared to the prior year period, with $27.7 million of this increase related to sales of compressors and parts by CSI.

Compression Division gross profit increased during the third quarter of 2014 compared to the prior year period, also primarily due to the impact of the CSI acquisition, which generated approximately $8.5 million of gross profit during the period subsequent to the August 4, 2014 closing date of the acquisition. CSI gross profit includes the impact on depreciation and amortization expense from the preliminary allocation of the acquisition purchase price. Compressco Partners has begun the process of capturing the synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

The Compression Division reflected a pretax loss during the third quarter of 2014 compared to pretax earnings during the prior year period, despite the increased gross profit discussed above. Compressco Partners’ administrative expense levels increased compared to the prior year period, primarily due to the impact of the CSI Acquisition, and including approximately $2.1 million of increased professional expenses and other CSI Acquisition transaction related expenses. Interest expense increased significantly as a result of the issuance of the Compressco Senior Notes and the increased borrowings by Compressco Partners under its new bank credit facility in connection with the August 4, 2014 closing of the CSI Acquisition. Increased interest expense levels compared to the prior year period are expected to continue going forward. Other expense increased significantly primarily due to approximately $9.3 million of interim financing commitment fees that were incurred by Compressco Partners and by Compressco Partners GP Inc. in connection with the CSI Acquisition. In addition, approximately $0.8 million of unamortized financing costs associated with the payoff of Compressco Partners' previous bank credit facility were charged to other expense during the current period.

Offshore Division

Offshore Services Segment

	Three Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$61,505	$86,435	$(24,930)	(28.8)%
Gross profit	3,833	23,829	(19,996)	(83.9)%
Gross profit as a percentage of revenue	6.2%	27.6%
General and administrative expense	3,215	3,234	(19)	(0.6)%
General and administrative expense as a percentage of revenue	5.2%	3.7%
Interest (income) expense, net	—	27	(27)
Other (income) expense, net	17	(11)	28
Income before taxes	$601	$20,579	$(19,978)	(97.1)%
Income before taxes as a percentage of revenue	1.0%	23.8%

Revenues for the Offshore Services segment decreased during the third quarter of 2014 compared to the prior year quarter due to decreased revenues from its diving services and well abandonment businesses. These businesses were affected by decreased well abandonment and contract diving service activity levels in the U.S. Gulf of Mexico, partly due to property acquisitions by key customers, which have resulted in a postponement of certain well abandonment projects. Offshore Services segment revenues were also affected by more aggressive competitor pricing compared to the prior year period. The Offshore Services segment has expanded its operations into certain foreign markets in the third quarter of 2014 in an attempt to offset the decreasing activity levels in the U.S. Gulf of Mexico. Offshore Services revenues during the three months ended September 30, 2014 and 2013 also reflect a decrease in work performed for Maritech, which represented revenues of approximately $6.3 million and $10.0 million, respectively, and which are eliminated in consolidation.

Gross profit for the Offshore Services segment compared to the prior year period decreased primarily due to the impact of the decreased diving services and well abandonment activity levels as discussed above. This decrease occurred despite the impact of cost reduction measures that were implemented during the current year period. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment income before taxes decreased compared to prior year period due to the decreased gross profit discussed above. The Offshore Services segment continues to review its administrative cost levels, and made additional headcount reductions during the current year period. General and administrative expenses for the current year period include approximately $0.3 million of increased bad debt expense.

Maritech Segment

	Three Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$1,041	$1,349	$(308)	(22.8)%
Gross profit (loss)	(22,743)	(20,483)	(2,260)	11.0%
General and administrative expense	293	331	(38)	(11.5)%
General and administrative expense as a percentage of revenue	28.1%	24.5%
Interest (income) expense, net	11	—	11
Other (income) expense, net	(78)	(5,386)	5,308
Income (loss) before taxes	$(22,969)	$(15,428)	$(7,541)	48.9%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during the third quarter of 2014 compared to the prior year period due to increased excess decommissioning cost compared to the prior year period. Maritech charged approximately $22.9 million of excess decommissioning costs to expense during the current year period, which reflects a $1.4 million increase for these costs compared to the prior year period. The amount of excess decommissioning cost charged to expense during the current year period was due to additional oil and gas abandonment and decommissioning work required on certain offshore properties, including remediation work required on certain wells that were previously plugged.

The reduction in Maritech’s pretax loss during the third quarter of 2014 compared to the prior year period is primarily due to the increased gross loss discussed above. Other income decreased significantly during the current year period compared to the prior year period, as the prior year period included a gain of approximately $5.4 million from Maritech's sale of its interest in one of its remaining offshore oil and gas properties.

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(394)	$(582)	$188	32.3%
General and administrative expense	8,821	10,195	(1,374)	(13.5)%
Interest (income) expense, net	4,969	4,112	857
Other (income) expense, net	1,683	665	1,018
(Loss) before taxes	$(15,867)	$(15,554)	$(313)	(2.0)%

Corporate Overhead pretax loss increased during the third quarter of 2014 compared to the prior year period, despite decreased general administrative expense, due to increased interest expense and other expense. Corporate general and administrative expenses decreased, as approximately $0.4 million of increased salary and employee-related expenses, including increased equity compensation, were more than offset by increased costs allocated to other segments. Increased corporate interest expense was due to increased borrowings outstanding during the current year period, and corporate interest expense levels are expected to continue to be increased following the additional borrowings associated with the CSI Acquisition. Increased other expense was primarily due to increased foreign currency exchange losses.

Results of Operations

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$761,717	$683,963	$77,754	11.4%
Gross profit	95,069	116,851	(21,782)	(18.6)%
Gross profit as a percentage of revenue	12.5%	17.1%
General and administrative expense	102,789	99,032	3,757	3.8%
General and administrative expense as a percentage of revenue	13.5%	14.5%
Interest expense, net	19,193	12,585	6,608	52.5%
Other (income) expense, net	11,091	(12,284)	23,375	(190.3)%
Income (loss) before taxes	(38,004)	17,518	(55,522)	(316.9)%
Income (loss) before taxes as a percentage of revenue	(5.0)%	2.6%
Provision (benefit) for income taxes	(17,897)	5,072	(22,969)	(452.9)%
Net income (loss)	(20,107)	12,446	(32,553)	(261.6)%
Net (income) loss attributable to noncontrolling interest	179	(1,964)	2,143
Net income (loss) attributable to TETRA stockholders	$(19,928)	$10,482	$(30,410)	(290.1)%

Consolidated revenues for the nine months ended September 30, 2014, increased compared to the prior year period due to increased revenues for the Compression Division as a result of the August 4, 2014 closing of the CSI Acquisition. The CSI Acquisition, which resulted in increased revenues of approximately $61.0 million for the portion of the period subsequent to the August 4, 2014 acquisition closing date, greatly expands the operations of our Compression Division, allowing it to participate in the compression market at a broader level. In addition to the increase in Compression Division revenues, our Fluids Division also reflected increased revenues. The increase in the Fluids Division revenues was primarily due to increased water management service revenues, reflecting the continued growth of this businesses and the impact of the acquisition of TD Water Transfer in January 2014. These increases in revenue were largely offset by decreased revenues of our Offshore Services segment and Production Testing Division. Revenues of our Offshore Services segment decreased significantly, primarily due to decreased demand for decommissioning, well abandonment, and contract diving services in the U.S. Gulf of Mexico market, but also reflecting decreased work performed for our Maritech segment during the current year period. Revenues of our Production Testing Division decreased primarily due to the suspension of South Texas activity by a significant U.S. customer beginning in 2013 and increased competitive pressure in several other key North American markets. Revenues for our Maritech segment remained negligible.

Consolidated gross profit decreased during the current year period compared to the prior year period, despite the increased gross profit of the Compression Division primarily as a result of the CSI Acquisition. The increased Compression Division gross profit was more than offset by the decreased gross profit of our Offshore Services segment and Production Testing Division. Fluids Division gross profit also decreased.

Consolidated general and administrative expenses increased during the first nine months of 2014 compared to the prior year period, primarily due to the impact to the Compression Division from the acquired operations of CSI, and also including approximately $3.4 million of transaction costs associated with the CSI Acquisition. Decreases in Production Testing, Offshore Services and Maritech general and administrative expenses were primarily as a result of cost reduction efforts partly offset by increases in our Fluids and Corporate segments.

Consolidated interest expense increased due to increased borrowings, primarily from our Compression Division. Consolidated interest expense levels going forward are expected to continue to be increased significantly compared to the prior year period as a result of the borrowings by Compressco Partners associated with the CSI Acquisition.

Consolidated other expense was approximately $11.1 million during the current year period compared to $12.3 million of other income during the first nine months of the prior year. In connection with the CSI Acquisition, the Compression Division incurred approximately $9.3 million of one-time interim financing costs during the current year period. The current period other expense was recorded despite a $5.7 million gain associated with the first quarter of 2014 acquisition of the interest in TETRA Arabia that we did not previously own. This gain was partially offset by a $2.9 million charge associated with the settlement of the pre-existing relationship with the other shareholder. The impact of these gains and charges was more than offset by decreased other income compared to the prior year period as a result of the consolidation of TETRA Arabia, as prior to the acquisition of the remaining interest the net earnings from TETRA Arabia were included in other income.

We recorded a consolidated benefit for income taxes during the current year period compared to a provision for income taxes during the prior year period due to the pretax loss recorded during the current year period.

Due to the non-recurring charges for transaction expenses and interim financing costs associated with the CSI Acquisition, Compressco Partners recorded a net loss for the quarter ended September 30, 2014. As a result, we recorded a net loss attributed to the non-controlling interest, which decreased our net loss attributed to TETRA stockholders.

Divisional Comparisons

Fluids Division

	Nine Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$327,091	$293,881	$33,210	11.3%
Gross profit	76,645	78,902	(2,257)	(2.9)%
Gross profit as a percentage of revenue	23.4%	26.8%
General and administrative expense	27,386	24,442	2,944	12.0%
General and administrative expense as a percentage of revenue	8.4%	8.3%
Interest (income) expense, net	(236)	(122)	114
Other (income) expense, net	(2,582)	(1,121)	1,461
Income before taxes	$52,077	$55,703	$(3,626)	(6.5)%
Income before taxes as a percentage of revenue	15.9%	19.0%

The increase in Fluids Division revenues during the nine months ended September 30, 2014 compared to the prior year period was primarily due to approximately $30.5 million of increased services revenues, largely due to increased water management services revenue, which includes the impact of the January 2014 acquisition of TD Water Transfer and the continuing growth of our water management business, despite increased competition. Fluids Division revenues also increased due to the growth of our foreign completion services revenues, including approximately $8.6 million due to the January 2014 acquisition of the additional 50% interest in TETRA Arabia that resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary. The Fluids Division also reported approximately $2.7 million of increased product sales revenues, due to increased demand for the Division's calcium chloride products, both in the U.S. and in Europe. The increased manufactured product sales were realized despite significant amounts of revenue recognized from nonrecurring sales to a single U.S. customer during the prior year period. This increase in manufactured products sales revenues was partially offset by decreased CBF product sales, as increases in foreign and U.S. onshore CBF product sales revenues were more than offset by decreased U.S. offshore CBF product sales revenues, primarily due to decreased sales from the U.S. Gulf of Mexico that were caused by customer operational delays.

Fluids Division gross profit decreased compared to the prior year period, primarily due to decreased gross profit as a result of the reduced Gulf of Mexico CBF activity, as well as from increased competition and operating costs for our water management business. In addition, gross profit from calcium chloride sales also were reduced as a result of the profit recorded from the increased nonrecurring sales during the prior year period. These decreases more than offset the increased gross profit associated with foreign CBF product sales and the consolidation of TETRA Arabia.

Fluids Division income before taxes decreased compared to the prior year period primarily due to decreased gross profit as discussed above. Other income increased during the current year period, due to a $2.7 million allocated portion of the remeasurement gain recorded from the January 2014 acquisition of TETRA Arabia. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value remeasurement of our previous investment in TETRA Arabia. Prior to this acquisition, the Fluids Division recorded its share of the earnings from the unconsolidated TETRA Arabia subsidiary in other income. Fluids Division general and administrative costs also increased due to the consolidation of TETRA Arabia and increased personnel related costs.

Production Testing Division

	Nine Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$136,191	$149,420	$(13,229)	(8.9)%
Gross profit	14,569	23,684	(9,115)	(38.5)%
Gross profit as a percentage of revenue	10.9%	15.9%
General and administrative expense	15,712	18,090	(2,378)	(13.1)%
General and administrative expense as a percentage of revenue	11.8%	12.1%
Interest (income) expense, net	(30)	(43)	13
Other (income) expense, net	(1,492)	(7,785)	6,293
Income (loss) before taxes	$379	$13,422	$(13,043)	(97.2)%
Income before taxes as a percentage of revenue	0.3%	9.0%

Production Testing Division revenues decreased during the nine months ended September 30, 2014, compared to the prior year period, primarily due to the impact of decreased activity by customers in certain key U.S. markets. During 2013, a significant South Texas customer suspended its activity in the region and the Division's significant customer in Mexico suspended its operations in the northern region of Mexico. The Division seeks to continue to expand its customer base in an attempt to replace the revenues from these customers. Such efforts have resulted in increasing U.S. revenues thus far during 2014, particularly in certain shale reservoir markets. Additionally, the impact of increased competition has negatively affected pricing and activity levels for services in selected markets in the U.S. These decreases were partially offset by increased revenues from foreign activity, including approximately $16.6 million of increased revenues resulting from our January 2014 acquisition of the 50% ownership interest in TETRA Arabia that we did not previously own and which resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary.

Production Testing Division gross profit decreased significantly during the first nine months of 2014 compared to the prior year period due to the impact of the above mentioned decreased activity and pricing competition in certain U.S. markets. The impact of the decreased U.S. gross profit more than offset the increased gross profit resulting from the consolidation of TETRA Arabia. In response to the decreased activity in certain U.S. markets, during the first quarter of 2014, we took steps to downsize field operations, reduce operating headcount, and implement other cost reductions for the Production Testing Division. In addition, we are currently implementing additional cost reduction steps, including relocating certain operating equipment and other resources, exiting selected international markets, and other steps that are expected to result in additional improved profitability going forward.

Production Testing Division income before taxes decreased significantly primarily due to the significant decrease in gross profit discussed above. Other income decreased due to the consolidation of the TETRA Arabia subsidiary following our January 2014 acquisition of the remaining 50% ownership interest. Prior to the acquisition, the Division recorded its share of earnings from the unconsolidated TETRA Arabia subsidiary in other income. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value remeasurement of our previous investment in TETRA Arabia. The Production Testing Division's portion of this gain was $3.0 million and was largely offset by an approximately $2.9 million charge to earnings related to the termination of our preexisting relationship with the owner of the other 50% interest. Production Testing Division general and administrative expenses decreased despite the consolidation of TETRA Arabia and increased legal expenses incurred during the period, due to the impact of cost reductions in the prior year quarter.

Compression Division

	Nine Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$157,676	$88,573	$69,103	78.0%
Gross profit	40,921	27,380	13,541	49.5%
Gross profit as a percentage of revenue	26.0%	30.9%
General and administrative expense	19,139	12,890	6,249	48.5%
General and administrative expense as a percentage of revenue	12.1%	14.6%
Interest (income) expense, net	5,302	303	4,999
Other (income) expense, net	12,376	354	12,022
Income before taxes	$4,104	$13,833	$(9,729)	(70.3)%
Income before taxes as a percentage of revenue	2.6%	15.6%

Compression Division revenues increased during the nine months ended September 30, 2014, compared to the prior year period primarily due to the acquisition of CSI, which generated approximately $61.0 million of aggregate revenues subsequent to the August 4, 2014 closing date of the acquisition. Approximately $33.3 million of the $38.1 million increase in compression service revenues were generated by the compression services and aftermarket services of CSI, with the remaining increase primarily a result of an increase in service revenues due to increased activity in the U.S.. The increase in non-CSI U.S. service revenues was due to increased low-horsepower compression services activity, primarily in liquids-rich resource play reservoirs. The Compression Division continues to grow its compressor fleet, both in the U.S. and certain foreign markets, to serve increasing demand for services. Revenues from the sales of compressor packages and parts during the first nine months of 2014 increased $31.0 million compared to the prior year period, with $27.7 million of this increase associated with CSI operations.

Compression Division gross profit increased during the nine month period ended September 30, 2014, compared to the prior year period, also primarily due to the impact of the CSI acquisition, which generated approximately $8.5 million of gross profit during the period subsequent to the August 4, 2014 closing date of the acquisition. CSI gross profit includes the impact on depreciation and amortization expense from the preliminary allocation of the acquisition purchase price. Compressco Partners has begun the process of capturing the identified synergies as part of the integration of CSI's operations. These efforts will continue going forward, and are expected to result in increased cost efficiencies in future periods.

Income before taxes for the Compression Division decreased during the first nine months of 2014 compared to the prior year period, primarily due to non-recurring charges to earnings in connection with the CSI Acquisition, including the impact on general and administrative expenses from approximately $3.0 million of increased professional expenses and other CSI Acquisition transaction related expenses. Other expense increased significantly primarily due to approximately $9.3 million of interim financing commitment fees that were incurred by Compressco Partners and by Compressco Partners GP Inc. in connection with the CSI Acquisition. In addition, approximately $0.8 million of unamortized financing costs associated with Compressco Partners' previous bank credit facility were charged to other expense during the third quarter of the current year period. Interest expense increased significantly as a result of the issuance of the Compressco Senior Notes and the increased borrowings by Compressco Partners under its bank credit facility in connection with the August 4, 2014 CSI Acquisition. As a result of these borrowings, increased interest expense levels compared to the prior year period are expected to continue going forward.

Offshore Division

Offshore Services Segment

	Nine Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$153,076	$188,539	$(35,463)	(18.8)%
Gross profit (loss)	3,629	35,426	(31,797)	(89.8)%
Gross profit as a percentage of revenue	2.4%	18.8%
General and administrative expense	9,230	10,496	(1,266)	(12.1)%
General and administrative expense as a percentage of revenue	6.0%	5.6%
Interest (income) expense, net	36	82	(46)
Other (income) expense, net	(99)	(216)	(117)
Income (loss) before taxes	$(5,538)	$25,064	$(30,602)	(122.1)%
Income before taxes as a percentage of revenue	(3.6)%	13.3%

Revenues for the Offshore Services segment decreased during the nine months ended September 30, 2014, compared to the prior year quarter, due to decreased revenues primarily from its heavy lift, diving services, and well abandonment services businesses. The heavy lift business was additionally negatively affected by unseasonal weather during the first half of 2014 and by dry dock operations performed during the first quarter of 2014 on the TETRA Hedron and TETRA Arapaho derrick barges. Decreased dive services and well abandonment activity levels in the U.S. Gulf of Mexico reflected an overall decrease in demand in this market, caused partly due to property acquisitions by key customers, which have resulted in a postponement of certain well abandonment projects. Offshore Services revenues during the nine months ended September 30, 2014, were particularly affected by the reduction in work performed for our Maritech segment compared to the prior year period, with $13.1 million of such work during the current year period compared to $39.7 million of revenues related to work performed for Maritech during the prior year period. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods than in prior years.

Gross profit for the Offshore Services segment decreased during the current year period, due to the decreased revenues as discussed above. This decrease was incurred despite the impact of cost reduction measures that were implemented during the first half of 2013 and that are continuing in 2014. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment loss before taxes is due to the decreased gross profit discussed above. Decreased general and administrative expenses reflect the segment's administrative cost reductions taken during the first half of 2013 and continuing in 2014. Additionally, general and administrative expenses for the current year period include approximately $0.3 million of increased bad debt expense. In addition, other income decreased compared to the prior year period, primarily due to a gain recognized on the sale of an asset during the prior year period.

Maritech Segment

	Nine Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$3,964	$4,193	$(229)	(5.5)%
Gross profit (loss)	(39,227)	(46,800)	7,573	(16.2)%
General and administrative expense	1,045	2,645	(1,600)	(60.5)%
General and administrative expense as a percentage of revenue	26.4%	63.1%
Interest (income) expense, net	11	11	—
Other (income) expense, net	(77)	(5,377)	5,300
Income (loss) before taxes	$(40,206)	$(44,079)	$3,873	(8.8)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech gross loss decreased during the nine months ended September 30, 2014, compared to the prior year period despite an approximately $5.6 million credited against operating expenses during the prior year period associated with the net impact of an insurance-related litigation settlement in the first quarter of 2013. Maritech charged approximately $41.9 million of excess decommissioning costs to expense during the current year period, which reflects a $12.5 million decrease for these costs compared to the prior year period, due to additional oil and gas abandonment and decommissioning work required on certain offshore properties, including remediation work required on certain wells that were previously plugged.

The decrease in Maritech’s pretax loss during the nine months ended September 30, 2014, compared to the prior year period is primarily due to the decreased gross loss discussed above. Maritech administrative costs decreased compared to the prior year period due to legal expenses recorded during the prior year period primarily associated with the insurance-related litigation settlement. Other income decreased significantly during the current year period compared to the prior year period, as during the prior year period Maritech sold its interest in one of its remaining offshore oil and gas properties, resulting in a gain of approximately $5.4 million.

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(1,475)	$(1,742)	$267	(15.3)%
General and administrative expense	30,279	30,470	(191)	(0.6)%
Interest (income) expense, net	14,110	12,354	1,756
Other (income) expense, net	2,963	1,859	1,104
(Loss) before taxes	$(48,827)	$(46,425)	$(2,402)	5.2%

Corporate Overhead pretax loss increased during the nine months ended September 30, 2014 compared to the prior year period, due to increased corporate interest expense and other expense. Increased interest expense was due to increased borrowings outstanding during the current year period, including the impact of corporate borrowings in connection with the CSI Acquisition. Corporate interest expense levels are expected to continue to be increased going forward due to the impact of the increased borrowings. Increased other expense was primarily due to increased foreign currency exchange losses. Corporate general and administrative expenses decreased, as approximately $3.4 million of increased professional expenses, including approximately $0.6 million of transaction related expenses, were offset by decreased insurance expense and increased expenses allocated to other segments.

Liquidity and Capital Resources

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, a subsidiary of Compressco Partners acquired all of the outstanding capital stock of CSI for $825.0 million cash, subject to a potential adjustment based on working capital. As a result of this acquisition, which was funded by Compressco Partners through separate offerings of its common units and the issuance of $350 million aggregate principal amount of Compressco Senior Notes, along with borrowings under the New Partnership Credit Agreement, our consolidated capital structure has been significantly changed. We purchased 1,391,113 of the common units issued by Compressco Partners and made approximately $8.4 million of general partner contributions to Compressco Partners in order to maintain our approximately 2% general partner interest in Compressco Partners, resulting in an approximately 44% ownership in Compressco Partners. Although a portion of the resulting increased operating cash flows by Compressco Partners will be used to fund the debt service requirements of the Compressco Senior Notes and New Partnership Credit Agreement, its distributable cash flows following this acquisition of CSI are expected to increase. These anticipated increased distributable cash flows of Compressco Partners, along with the impact of the incentive distribution rights of Compressco Partners GP Inc., our wholly owned subsidiary, are expected to result in an increase in the quarterly distributions we receive from Compressco Partners beginning in the fourth quarter of 2014.

Following Compressco Partners' acquisition of CSI, our consolidated debt outstanding has increased to approximately $940.2 million carrying value as of September 30, 2014. However, approximately $509.9 million of this consolidated long-term debt balance is owned by Compressco Partners, and is to be serviced and repaid from the assets and operations of Compressco Partners. Through our 44% ownership of Compressco Partners, we receive our share of the operating cash flows of Compressco Partners through its quarterly distributions paid to us. Approximately $21.1 million of the $36.2 million of consolidated cash balance reflected on our consolidated balance sheet is owned by Compressco Partners and is not accessible to us, until our share of distributions of such cash balances are distributed.

Cash flows provided from operating activities decreased during the first nine months of 2014 compared to the prior year period. Operating cash flows during the current year period reflect the positive impact of strategic initiatives to reduce costs. We utilize a significant portion of our cash flows provided from operating activities to continue to aggressively pursue extinguishing Maritech's remaining decommissioning liabilities, fund acquisition and capital expenditure activity, and further strengthen our balance sheet. Approximately $31.3 million of our consolidated operating cash flows during the first nine months of 2014 were generated by Compressco Partners, and resulted in us receiving approximately $17.6 million of distributions from Compressco Partners during the current year period. As of September 30, 2014, and after expending approximately $40.3 million during the first nine months of 2014 on decommissioning and associated work, Maritech's remaining decommissioning liabilities are approximately $46.5 million. With the remaining amount of Maritech decommissioning work expected to decrease going forward, we anticipate the resulting increase in future operating cash flows will provide significant opportunities to continue to strengthen our balance sheet and strategically grow our businesses.

During the nine months ended September 30, 2014, we spent an aggregate of $84.1 million on capital expenditure activity for several of our existing businesses. In addition to the ongoing capital expenditure activity, we continue to evaluate opportunities to further expand certain of our businesses through acquisitions, consistent with our growth plan. In addition to the August 2014 acquisition by Compressco Partners of CSI for $825.0 million, we expended approximately $40.2 million ($28.3 million net of cash acquired) in connection with two acquisitions: the purchase of assets and operations of TD Water Transfer, a water management business operating primarily in South Texas, and the purchase of the remaining ownership interest in TETRA Arabia, our Saudi Arabian limited liability company. In addition to available cash, as of November 7, 2014, we have approximately $69.1million available under our revolving credit facility, and Compressco Partners has an additional $235 million available under its New Partnership Credit Facility.

Operating Activities

Cash flows generated by operating activities totaled $51.9 million during the first nine months of 2014 compared to $43.9 million during the prior year period, an increase of $8.0 million. This increase in operating cash flows during the first nine months of 2014 compared to the prior year period was largely due to the decrease in the amount spent on Maritech decommissioning activity, as approximately $40.3 million of decommissioning activity was performed during the nine months ended September 30, 2014 compared to $99.4 million during the prior year period. A portion of the decommissioning activity performed during the current year period was associated with approximately $41.9 million of excess decommissioning costs charged to earnings during the period. The impact of the decreased decommissioning activity compared to the prior year period was partially offset by decreased net income during the current year period, as well as from increased accounts receivable and inventories during the period.

Maritech continues to perform an extensive amount of well abandonment and decommissioning work associated with its remaining offshore oil and gas production wells, platforms, and facilities. As of September 30, 2014, and including the impact of adjustments to the estimated work remaining to be performed that were caused by certain required remediation work, Maritech’s decommissioning liabilities totaled approximately $46.5 million. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by the actual timing and amount of Maritech’s decommissioning expenditures. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with offshore platforms that were previously destroyed by a hurricane, as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

Throughout 2014, we have taken additional steps to reduce operating and administrative headcount, particularly for our Production Testing, Fluids, Offshore Services, and Corporate Overhead segments. These steps were designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during 2012 and 2013, these cost reduction efforts have resulted in increased operating cash flows and improved profitability. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

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

Investing Activities

During the first nine months of 2014, the total amount of our net cash utilized on investing activities was $933.4 million, the significant majority of which was the $825.0 million purchase price for the CSI Acquisition. Total cash capital expenditures during the first nine months of 2014 were $84.1 million. Approximately $26.0 million of our capital expenditures during the first nine months of 2014 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its water management business. Our Production Testing Division spent approximately $15.6 million on capital expenditures to add or replace a portion of its production testing equipment fleet. Our Compression Division spent approximately $30.0 million primarily for the expansion of its compressor and equipment fleet, including expenditures by its CSI subsidiary. Our Offshore Services segment spent approximately $8.9 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures. Corporate capital expenditures were approximately $3.7 million, primarily related to third-party consulting services for new system software.

In January 2014, we completed two acquisitions. Pursuant to an October 2013 agreement, we acquired the 50% ownership interest of TETRA Arabia that we did not previously own in exchange for $15.0 million in cash that was paid at closing and $10.2 million in cash that was paid in July 2014. TETRA Arabia is a provider of clear brine fluids products and related services, production testing services, and offshore rig cooling services to its customer in Saudi Arabia. As a result of this transaction, beginning in the first quarter of 2014, TETRA Arabia became a wholly owned consolidated subsidiary. Also in January 2014, we acquired the assets and operations of TD Water Transfer for a cash purchase price of $15.0 million along with additional contingent cash consideration of up to approximately $8.0 million to be paid based on a measure of earnings and other considerations over the two year period subsequent to closing. TD Water Transfer is a provider of water management services to oil and gas operators in the South Texas and North Dakota regions, and the acquisition represents a strategic geographic expansion of our Fluids segment operations.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, a subsidiary of Compressco Partners acquired all of the outstanding capital stock of CSI for approximately $825.0 million cash. The CSI Acquisition purchase price was funded from (i) the issuance of the Compressco Senior Notes resulting in net proceeds of $337.8 million (after deducting a $5.2 million discount and certain transaction related fees), (ii) Compressco Partners' issuance of the New Units in an underwritten public offering resulting in net proceeds of $346.0 million ($359.1 million gross proceeds less commissions) and (iii) a portion of the $210.0 million initially borrowed under Compressco Partners' New Partnership Credit Agreement. In connection with Compressco Partners issuance of the New Units, a subsidiary of our Compressco Partners GP Inc. subsidiary purchased 1,391,113 of the New Units. In addition, Compressco Partners GP Inc. contributed approximately $8.4 million to Compressco Partners in order to maintain its approximately 2% general partner interest in Compressco Partners. On August 11, 2014, the underwriters exercised their option and purchased 2,292,000 additional common units for the Offering Price of $23.50 resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount). Following the receipt of proceeds from this option exercise, a portion of the outstanding balance under the New Partnership Credit Agreement was repaid.

Generally, a significant majority of our planned capital expenditures is related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures may be postponed or canceled in an effort to conserve capital or otherwise address future market conditions. The deferral of capital projects could affect our ability to compete in the future. To the extent we consummate an additional significant acquisition transaction or other capital project, our liquidity position and capital plans will be affected. Although the level of capital expenditures during the remainder of 2014 is subject to the impact of acquisitions and future market conditions, we currently plan to spend up to approximately $135.4 million on total capital expenditures (excluding acquisitions) during 2014. This amount of total capital expenditures includes approximately $40.6 million of capital expenditures of CSI.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, operating leases, equity issuances, and other sources of capital.

Our Bank Credit Facilities

On September 30, 2014, we entered into an amendment (the Third Amendment) of our revolving credit facility with a syndicate of banks (the Credit Agreement) whereby, among other provisions, the Credit Agreement maturity date was extended from October 29, 2015 to September 30, 2019 and the revolving commitment was reduced from $278 million to $225 million. The Third Amendment also revised certain financial covenants and the range of applicable interest rate spreads, and added provisions to address recent changes in applicable laws. As of November 7, 2014, we had an outstanding balance on the revolving credit facility of approximately $148.0 million, and had $7.9 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $69.1 million.

Under the Credit Agreement, which matures on September 30, 2019, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding Compressco Partners). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.50% to 2.75%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. The maximum leverage ratio decreases to 3.25 as of September 30, 2015, and it will decrease further to 3.0 as of March 31, 2016. Both of these financial ratios are defined in our revolving bank credit facility agreement. Deterioration of the financial ratios could result in a default by us under the Credit Agreement and, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Compressco is an unrestricted subsidiary and is not a borrower or a guarantor under our bank credit facility.

On August 4, 2014, in connection with the CSI Acquisition, we borrowed $40 million under our Credit Agreement to fund our purchase of 1,391,113 common units of Compressco Partners and to fund a contribution of $8.4 million by our wholly owned subsidiary Compressco Partners GP Inc. to maintain its approximately 2% general partners interest in Compressco Partners.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of Compressco Partners) greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of September 30, 2014. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue.

Our European Credit Agreement

We also have a bank line of credit agreement to cover the day to day working capital needs of certain of our European operations (the European Credit Agreement). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.3 million equivalent as of September 30, 2014) with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14-business-days notice and contains standard provisions in the event of default. As of September 30, 2014, we had no borrowings outstanding pursuant to the European Credit Agreement.

Compressco Partners’ Bank Credit Facilities

On October 15, 2013, Compressco Partners entered into an asset-based revolving credit facility with a syndicate of lenders including JPMorgan Chase Bank, N.A. as administrative agent (the Partnership Credit Agreement). Under the Partnership Credit Agreement, Compressco Partners, along with certain of its subsidiaries, were named as borrowers, and all obligations under the credit agreement were guaranteed by all of its existing and future, direct and indirect, domestic subsidiaries. We were not a borrower or a guarantor under the Partnership

Credit Agreement. The Partnership Credit Agreement included a maximum credit commitment of $100.0 million that was available for letters of credit (with a sublimit of $20.0 million) and included an uncommitted $30.0 million expansion feature.

On August 4, 2014, in connection with the CSI Acquisition, Compressco Partners entered into a new credit agreement (the New Partnership Credit Agreement) and used a portion of the initial $210.0 million borrowing to repay the $38.1 million balance outstanding under Compressco Partners' previous Partnership Credit Agreement dated October 15, 2013, which was then terminated. Approximately $0.8 million of deferred financing costs associated with that terminated Partnership Credit Agreement was expensed and charged to income during the third quarter of 2014. Under the New Partnership Credit Agreement, Compressco Partners and Compressco Partners Sub, Inc. are named as the borrowers, and all obligations under the New Partnership Credit Agreement are guaranteed by all of Compressco Partners' existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the New Partnership Credit Agreement. The New Partnership Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). On August 19, 2014, following the underwriters' exercise of their option to purchase 2,292,000 additional common units for $23.50 per common unit, resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount), $55.0 million of the current balance of the New Partnership Credit Agreement was repaid. As of November 7, 2014, Compressco Partners has a balance outstanding under the New Partnership Credit Agreement of $165.0 million, has $7.1 million letters of credit and performance bonds outstanding, and has availability under the New Partnership Credit Agreement of $227.9 million.

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

The New Partnership Credit Agreement requires Compressco Partners to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated

EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the New Partnership Credit Agreement includes customary negative covenants that, among other things, limit Compressco Partners' ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The New Partnership Credit Agreement provides that Compressco Partners can make distributions to holders of its common units, but only if there is no default or event of default under the facility. Compressco Partners is in compliance with all covenants and conditions of the New Partnership Credit Agreement as of September 30, 2014.

All obligations under the New Partnership Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of Compressco Partners' assets and the assets of its existing and future domestic subsidiaries, and all of the capital stock of its existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries).

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

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20.0 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of September 30, 2014. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

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

The Issuers closed the Offering on August 4, 2014. Their obligations under the Compressco Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis initially by each of Compressco Partners’ domestic restricted subsidiaries (other than Compressco Finance) that guarantee Compressco Partners’ other indebtedness. The Compressco Senior Notes and the subsidiary guarantees thereof (together, the Compressco Securities) were issued pursuant to an indenture described below.

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

The Obligors issued the Compressco Securities pursuant to the Indenture dated as of August 4, 2014 (the Indenture) by and among the Obligors and U.S. Bank National Association, as trustee (the Trustee). The Compressco Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the Compressco Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The Compressco Senior Notes are scheduled to mature on August 15, 2022.

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

The Indenture contains customary covenants restricting Compressco Partners’ ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting Compressco Partners, subject to the satisfaction of certain conditions, to transfer assets to certain of its unrestricted subsidiaries. Moreover, if the Compressco Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the Compressco Senior Notes then outstanding may declare all amounts owing under the Compressco Senior Notes to be due and payable. Compressco Partners is in compliance with all covenants and conditions of the Compressco Senior Note Purchase Agreement as of September 30, 2014.

The offer and sale of the Compressco Securities have not been registered under the Securities Act or applicable state securities laws, and the Compressco Securities may not be offered or sold in the U.S. absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state laws. In connection with the Offering of the Compressco Senior Notes, the Obligors entered into the Registration Rights Agreement dated as of August 4, 2014 (the Registration Rights Agreement) with Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers, obligating the Obligors to use commercially reasonable efforts to file a registration statement with the Securities and Exchange Commission (the SEC) registering an exchange offer by the Obligors that would allow holders of the Compressco Securities to exchange their restricted Compressco Securities for registered freely tradable notes and guarantees having substantially the same terms as the Compressco Securities and evidencing the same indebtedness as the restricted Compressco Securities. Under certain circumstances, in lieu of a registered exchange offer, the Obligors must use commercially reasonable efforts to file a shelf registration statement for the resale of the Compressco Securities. If, among other things, such exchange offer registration statement is not declared effective by the SEC on or prior to 365 days after the closing of the Offering, or the exchange offer has not been consummated within 30 business days following the expiration of the 365-day period following the closing of the Offering to have an exchange offer registration statement declared effective by the SEC, the Obligors will be required to pay to the holders of the Compressco Senior Notes liquidated damages in an amount equal to 0.25% per annum on the principal amount of the Compressco Senior Notes held by such holder during the 90-day period immediately following the occurrence of such registration default, and if such registration default is not cured, such amount of liquidated damages shall increase by 0.25% per annum at the end of such 90-day period, such that the maximum amount of liquidated damages for all registration defaults would be one-half of one percent (0.5%) per annum.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we fund our short-term liquidity requirements from cash generated by operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. As discussed above, our Credit Agreement, as amended, matures in September 2019, the New Partnership Credit Agreement matures in August 2019, our Senior Notes mature at various dates between April 2015 and December 2020, and the Compressco Senior Notes mature on August 15, 2022. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

We continue to pursue a long-term growth strategy for our core businesses. As part of our strategic growth plans, we evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of securities. Compressco Partners also continues to pursue its long-term growth objectives, with funding available under its credit facilities, other borrowings, cash generated from the issuance of its common units, as well as its available cash.

Compressco Partners’ Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the nine months ended September 30, 2014, Compressco Partners distributed approximately $21.4 million to its public unitholders.

Off Balance Sheet Arrangements

As of September 30, 2014, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

The table below summarizes our contractual cash obligations as of September 30, 2014:

Contractual Obligations
	Payments Due
	Total	2015	2016	2017	2018	2019	Thereafter
	(In Thousands)
Long-term debt	$940,169	$90,000	$90,000	$65,000	$—	$290,000	$405,169
Interest on debt	285,906	61,580	42,209	40,303	37,130	34,491	70,193
Purchase obligations	191,625	14,275	14,275	14,275	12,400	12,400	124,000
Decommissioning and other asset retirement obligations(1)	54,787	42,531	3,920	—	—	—	8,336
Operating and capital leases	65,919	3,368	9,154	6,316	5,340	4,936	36,805
Total contractual cash obligations(2)	$1,538,406	$211,754	$159,558	$125,894	$54,870	$341,827	$644,503

(1)
We have estimated the timing of these payments for decommissioning liabilities based upon our plans and the plans of outside operators, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the undiscounted obligation as of September 30, 2014.

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

Our contractual obligations and commitments principally consists of obligations associated with our outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. On September 30, 2014, we entered into an amendment (the “Third Amendment”) of our bank facility. The Third Amendment amends the Company’s credit facility that was set to expire on October 29, 2015 by extending the maturity date of the credit facility until September 30, 2019 and decreasing the revolving commitment from $278 million to $225 million. The Third Amendment also revised certain financial covenants and the range of applicable interest rate spreads, and added provisions to address recent changes in applicable laws. The facility remains unsecured and guaranteed by certain of the Company’s material domestic subsidiaries.

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

Interest Rate Risk

The following table sets forth as of September 30, 2014, our principal cash flows for our long-term debt obligations (which bear variable rates of interest) and weighted average effective interest rate by their expected maturity dates. We are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair
	2015	2016	2017	2018	2019	Thereafter	Total	Market Value
As of September 30, 2014
Long-term debt:
U.S. dollar variable rate	$—	$—	$—	$—	$290,000	$—	$290,000	$290,000
Weighted average interest rate (variable)	—	—	—	—	2.875%	—	2.875%
U.S. dollar fixed rate	$90,288	$90,000	$65,000		$—	$404,881	$650,169	$660,300
Weighted average interest rate (fixed)	—	5.900%	5.090%		—	6.871%	6.509%
Variable to fixed swaps	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—

Exchange Rate Risk

Through September 30, 2014, there have been no material changes in the information pertaining to our exchange risk rate exposures on our euro-denominated hedge as disclosed in our Form 10-K for the year ended December 31, 2013.

As of September 30, 2014, we and Compressco Partners had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase pounds sterling	$4,983	1.62	10/15/2014
Forward purchase Brazil real	$2,150	2.45	10/15/2014
Forward purchase Canadian dollar	$2,785	1.12	10/15/2014
Forward sale Mexican peso	$9,614	13.43	10/15/2014
Forward purchase Argentina peso	$3,823	8.60	10/15/2014
Forward purchase Canadian dollar	$2,266	1.12	10/15/2014
Forward purchase Mexican peso	$2,249	13.43	10/15/2014

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 measurement). The fair values of our foreign currency derivative instruments as of September 30, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at September 30, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$181
Forward sale contracts	Current liabilities	(147)
Forward purchase contracts	Current liabilities	(104)
Total		$(70)

Based on the derivative contracts that were in place as of September 30, 2014, a five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of $0.01million. A five percent devaluation of the Brazilian real compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of $0.1 million. A five percent devaluation of the Argentina peso compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.03 million. A five percent devaluation of the British pound sterling compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.04 million. A five percent devaluation of the Canadian dollar compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contracts of $0.05 million.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, the end of the period covered by this quarterly report.

During the quarter ended September 30, 2014, in order to streamline its financial systems processes and to be consistent with our financial system environment, our Compressco Partners subsidiary implemented JD Edwards EnterpriseOne financial system software. This implementation, which excluded the operations acquired as part of the CSI Acquisition, was subject to various testing and review procedures prior to execution. We believe the conversion to and implementation of this new system further strengthened our existing internal control over financial reporting by enhancing certain business processes.

As discussed above in this Quarterly Report on Form 10-Q, on August 4, 2014, a subsidiary of Compressco Partners completed the acquisition of Compressor Systems, Inc. (CSI). We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015. We expect to exclude CSI from our assessment of internal control over financial reporting as of December 31, 2014. Total assets of CSI represented approximately 41.2% of our consolidated total assets as of September 30, 2014, and CSI's revenues following the August 4, 2014 acquisition date represented approximately 20.0% of our consolidated revenues for the three month period ended September 30, 2014.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2014, our total consolidated debt outstanding was approximately $940.2 million, with approximately $509.9 million being debt held by Compressco Partners. The approximately $430.3 million of debt excluding Compressco Partners' debt includes $125.0 million outstanding under our revolving credit agreement and $305.0 million of Senior Notes outstanding. Our revolving credit agreement is used to fund our capital expenditure needs for our businesses, other than for Compressco Partners. In addition, our revolving credit facility is used to fund ongoing working capital needs as well as the decommissioning activities of our Maritech subsidiary. Additional growth could result in increased debt levels to support our capital expenditure needs or acquisition activities. Increased costs to perform Maritech decommissioning activities could also result in increased debt levels. Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions.

Our long-term debt agreements contain customary covenants and other restrictions and requirements. In addition, the agreements require us to maintain certain financial ratios, including a minimum interest charge coverage ratio and a maximum leverage ratio, both of which are defined in our revolving bank credit facility agreement and our note purchase agreements. Our operating performance during 2014 has been negatively affected by current market conditions for certain of our businesses, and the charges to earnings and costs expended for increased Maritech decommissioning costs. We are in compliance with these financial ratio covenants as of September 30, 2014, however, deterioration of our operating results could result in our inability to comply with these financial covenants, which could result in a default under the agreements. If we experience a continuing decline in our operating performance, or if Maritech decommissioning costs continue to increase, there can be no assurance that we will continue to be in compliance with our financial ratio covenants.

Our long-term debt agreements also include cross-default provisions relating to any other indebtedness we have (which does not include the indebtedness of Compressco Partners) that is greater than a defined amount. If any of our long-term indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under our long-term debt agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

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

In response to the CSI Acquisition, either Compressco Partners' or CSI’s customers may delay or defer purchasing decisions. Any such delay or deferral of purchasing decisions by customers could negatively affect combined business operations. Similarly, current or prospective employees of Compressco Partners or of CSI may experience uncertainty about their future roles with the combined entity. This may adversely affect Compressco Partners ability to attract and retain key management, marketing, and technical personnel. In addition, the diversion of the attention of Compressco Partners' and CSI's respective management teams away from day-to-day operations during the integration of the CSI Acquisition could have an adverse effect on the financial condition and operating results of Compressco Partners.

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

As of September 30, 2014, after giving effect to the CSI Acquisition, we have approximately $940.2 million of total consolidated indebtedness, including $165.0 million of debt outstanding under the New Partnership Credit Agreement and $350.0 million aggregate principal amount of outstanding indebtedness pursuant to the Compressco Partners, L.P. 7.25% Senior Notes due 2022 (the Compressco Senior Notes), as well as our approximately $305.0 million of existing indebtedness under our Senior Notes and approximately $125.0 million under our Credit Agreement. Our level of consolidated indebtedness could affect our operations in several ways, including the following:

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

Increases in Compressco Partners' indebtedness will increase its total interest expense, which will in turn reduce its cash available for distribution. Our and Compressco Partners' ability to service our respective indebtedness, including maintaining compliance with covenants and conditions, will depend upon, among other things, our respective future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service our current or future indebtedness, or maintain compliance with covenants, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing our indebtedness, or seeking additional equity capital or bankruptcy protection. We may not be able to effect any of these remedies on satisfactory terms, or at all.

Despite our current level of indebtedness, we and Compressco Partners may still be able to incur substantially more debt. This could further increase the risks associated with our substantial indebtedness.

We and Compressco Partners may be able to incur substantial additional indebtedness in the future, subject to certain limitations, including under our existing Credit Agreement, the New Partnership Credit Agreement, and under the indenture for the Compressco Senior Notes. If Compressco Partners incurs any additional indebtedness that ranks pari passu with the Compressco Senior Notes and the guarantees, the holders of that indebtedness will be entitled to share ratably with the Compressco Senior Notes and the related guarantees in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution, or other winding-up of us. If new debt is added to our or Compressco Partners' current debt levels, the related risks that we or Compressco Partners now face could increase. Our level of indebtedness could, for instance, prevent us from engaging in transactions that might otherwise be beneficial to Compressco Partners or from making desirable capital expenditures. This level of indebtedness could put Compressco Senior Notes at a competitive disadvantage relative to other less leveraged competitors that have more cash flow to devote to their operations. In addition, the incurrence of additional indebtedness could make it more difficult to satisfy Compressco Partners' existing financial obligations including those relating to the Compressco Senior Notes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2014	—	(2)	$—	—	$14,327,000
August 1 – August 31, 2014	4,810	(2)	$11.54	—	14,327,000
September 1 – September 30, 2014	—	(2)	—	—	14,327,000
Total	4,810			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

2.1
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

4.1
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

4.2
Registration Rights Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.1
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.2
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compresso Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.3
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.4
Purchase Agreement Joinder, dated as of August 4, 2014, by and among the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.5
Credit Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Partners Sub, Inc., the lenders from time to time party thereto, Bank of America, N.A., in its capacity as administrative agent for the lenders and collateral agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2014.

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

TETRA Technologies, Inc.

Date:	November 10, 2014	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	November 10, 2014	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	November 10, 2014	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

2.1
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

4.1
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

4.2
Registration Rights Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.1
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.2
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compresso Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.3
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.4
Purchase Agreement Joinder, dated as of August 4, 2014, by and among the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.5
Credit Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Partners Sub, Inc., the lenders from time to time party thereto, Bank of America, N.A., in its capacity as administrative agent for the lenders and collateral agent, and the other parties thereto (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013; (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2014.