Form 10-Q
period 2015-03-31
TETRA TECHNOLOGIES INC
filed 2015-05-11
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 8, 2015, there were 79,637,789 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
Product sales	$84,886	$76,752
Services and rentals	166,206	136,105
Total revenues	251,092	212,857
Cost of revenues:
Cost of product sales	63,579	65,029
Cost of services and rentals	103,084	99,938
Depreciation, amortization, and accretion	38,342	23,040
Total cost of revenues	205,005	188,007
Gross profit	46,087	24,850
General and administrative expense	35,269	33,420
Interest expense, net	12,886	4,711
Other (income) expense, net	(14)	(2,598)
Income (loss) before taxes	(2,054)	(10,683)
Provision (benefit) for income taxes	1,568	(4,593)
Net income (loss)	(3,622)	(6,090)
Less: income attributable to noncontrolling interest	(825)	(844)
Net income (loss) attributable to TETRA stockholders	$(4,447)	$(6,934)
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.06)	$(0.09)
Average shares outstanding	78,907	78,306
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.06)	$(0.09)
Average diluted shares outstanding	78,907	78,306

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income (loss)	$(3,622)	$(6,090)
Foreign currency translation adjustment, including taxes of $0 in 2015 and including taxes of $1,196 in 2014	(9,787)	(2,467)
Comprehensive income (loss)	(13,409)	(8,557)
Less: comprehensive income attributable to noncontrolling interest	(825)	(844)
Comprehensive income (loss) attributable to TETRA stockholders	$(14,234)	$(9,401)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,516	$48,384
Restricted cash	8,805	8,721
Trade accounts receivable, net of allowances for doubtful accounts of $2,374 in 2015 and $2,485 in 2014	191,378	227,053
Deferred tax asset, net	440	392
Inventories	199,835	189,144
Assets held for sale	—	2,568
Prepaid expenses and other current assets	24,215	24,286
Total current assets	459,189	500,548
Property, plant, and equipment:
Land and building	76,058	75,200
Machinery and equipment	1,336,256	1,293,165
Automobiles and trucks	55,564	57,035
Chemical plants	173,658	174,108
Construction in progress	17,147	21,483
Total property, plant, and equipment	1,658,683	1,620,991
Less accumulated depreciation	(526,597)	(496,368)
Net property, plant, and equipment	1,132,086	1,124,623
Other assets:
Goodwill	290,960	293,941
Patents, trademarks and other intangible assets, net of accumulated amortization of $42,344 in 2015 and $39,754 in 2014	103,170	105,967
Deferred tax assets, net	2,618	1,791
Other assets	40,852	40,966
Total other assets	437,600	442,665
Total assets	$2,028,875	$2,067,836

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$78,948	$119,240
Unearned income	88,020	70,688
Accrued liabilities	76,338	85,884
Current portion of long-term debt	90,000	90,074
Decommissioning and other asset retirement obligations	9,243	12,758
Total current liabilities	342,549	378,644
Long-term debt, net of current portion	859,785	844,961
Deferred income taxes	10,650	10,525
Decommissioning and other asset retirement obligations, net of current portion	53,397	49,983
Other liabilities	17,899	18,122
Total long-term liabilities	941,731	923,591
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 82,322,876 shares issued at March 31, 2015 and 82,322,876 shares issued at December 31, 2014	823	823
Additional paid-in capital	242,366	241,166
Treasury stock, at cost; 2,689,533 shares held at March 31, 2015, and 2,672,930 shares held at December 31, 2014	(16,419)	(16,419)
Accumulated other comprehensive income (loss)	(36,002)	(26,215)
Retained earnings	165,911	170,358
Total TETRA stockholders' equity	356,679	369,713
Noncontrolling interests	387,916	395,888
Total equity	744,595	765,601
Total liabilities and equity	$2,028,875	$2,067,836

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$(3,622)	$(6,090)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	38,342	23,040
Provision (benefit) for deferred income taxes	122	(8,168)
Equity-based compensation expense	1,596	1,855
Provision for doubtful accounts	242	(141)
Excess decommissioning and abandoning costs	152	7,882
Other non-cash charges and credits	(483)	(3,331)
Gain on sale of assets	(1,650)	(102)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	32,698	20,261
Inventories	(12,637)	3,304
Prepaid expenses and other current assets	773	(2,161)
Trade accounts payable and accrued expenses	(26,310)	13,763
Decommissioning liabilities, net	(566)	(13,307)
Other	(842)	(735)
Net cash provided by operating activities	27,815	36,070
Investing activities:
Purchases of property, plant, and equipment	(49,024)	(28,835)
Acquisition of businesses, net of cash acquired	—	(18,337)
Proceeds on sale of property, plant, and equipment	2,886	3,999
Other investing activities	(211)	(1,574)
Net cash used in investing activities	(46,349)	(44,747)
Financing activities:
Proceeds from long-term debt	51,954	11,350
Principal payments on long-term debt	(37,329)	(9,423)
CCLP distributions	(9,274)	(1,245)
Proceeds from exercise of stock options	285	273
Net cash provided by financing activities	5,636	955
Effect of exchange rate changes on cash	(970)	(730)
(Decrease) in cash and cash equivalents	(13,868)	(8,452)
Cash and cash equivalents at beginning of period	48,384	38,754
Cash and cash equivalents at end of period	$34,516	$30,302
Supplemental cash flow information:
Interest paid	$16,358	$429
Income taxes paid	2,923	3,327

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

The consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate the financial statements of CSI Compressco LP and its subsidiaries ("CCLP") as part of our Compression segment. We control CCLP through our ownership of its general partner. The public ownership share of CCLP's net assets and earnings is presented as a component of noncontrolling interest in our consolidated financial statements. Investments in unconsolidated joint ventures in which we participate are accounted for using the equity method. Our interests in oil and gas properties are proportionately consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

As a result of CCLP's acquisition of Compressor Systems, Inc. ("CSI") on August 4, 2014, our Compression Division's operations have significantly expanded. See Note B - Acquisitions for further discussion.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, the information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. The accompanying unaudited consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2014.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

In 2014, and continuing into early 2015, significant decreases in oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating additional uncertainty regarding the expected demand for our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in the current capital markets is becoming more limited and costly. Accordingly, we have implemented strategic cost reduction measures designed to lower our cost structure in the current environment. As further discussed in Note C - Long-Term Debt and Other Obligations, as a result of the issuance and sale of our new Senior Secured Notes and additional borrowings under our bank revolving credit facility (the "Credit Agreement"), we repaid the $90 million 2008-B Senior Notes upon their maturity in April 2015. In addition, we are considering certain asset sales and financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our Credit Agreement. We believe the steps taken will enhance our operating cash flows and that, with the current industry environment and activity level, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through March 31, 2016; however, we cannot predict how an extended period of low commodity prices will affect our operations and liquidity levels.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of March 31, 2015, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value. The cost of finished goods, raw materials, and parts and supplies are determined using the weighted average method. The cost of work in progress is determined using the specific identification method.

Significant components of inventories as of March 31, 2015, and December 31, 2014, are as follows:

	March 31, 2015	December 31, 2014
	(In Thousands)
Finished goods	$63,563	$62,188
Raw materials	3,656	5,005
Parts and supplies	53,400	51,229
Work in progress	79,216	70,722
Total inventories	$199,835	$189,144

Finished goods inventories include newly manufactured clear brine fluids as well as recycled brines that are repurchased from certain customers. Recycled brines are recorded at cost, using the weighted average method. Work in progress inventory consists primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas. We provide a reserve for estimated unrealizable inventory equal to the difference between the cost of inventory and its estimated realizable value.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Number of weighted average common shares outstanding	78,907	78,306
Assumed exercise of stock awards	—	—
Average diluted shares outstanding	78,907	78,306

For the three month periods ended March 31, 2015 and 2014, the average diluted shares outstanding excludes the impact of all outstanding stock awards, as the inclusion of these shares would have been antidilutive due to the net losses recorded during the periods.

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

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of lease rental income pursuant to operating lease arrangements for compressors and other equipment assets. For the three month periods ended March 31, 2015 and 2014, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Rental revenue	$45,446	$2,832
Cost of rental revenue	$21,447	$1,782

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(0.7) million and $(0.7) million during the quarters ended March 31, 2015 and 2014, respectively.

Income Taxes

We recorded a consolidated provision for income taxes during the first quarter of 2015, despite sustaining a consolidated pretax loss during the period, compared to a benefit for income taxes during the corresponding prior year period. The first quarter 2015 pretax loss primarily relates to pretax losses generated by our domestic operations. We recorded a valuation allowance primarily on our U.S. deferred tax assets during 2014 after considering all available positive and negative evidence related to the realizability of our deferred tax assets. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Our assessment of the realizability of our deferred tax assets has not changed and as such, we have not recorded a benefit for our first quarter 2015 domestic pretax losses or pretax losses sustained in other foreign jurisdictions in which we have recorded a valuation allowance against the net deferred tax asset. As a result, our consolidated provision for income taxes during the first quarter of 2015 is primarily attributable to taxes in certain foreign jurisdictions generating pretax earnings.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which include cash, temporary investments, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The fair values of our long-term Senior Notes at March 31, 2015 and December 31, 2014, were approximately $285.2 million and $310.7 million, respectively, compared to a carrying amount of $305.0 million, as current rates on those dates were different than the stated interest rates on the Senior Notes. The fair values of the CCLP Senior Notes at March 31, 2015 and December 31, 2014, respectively, were approximately $308.0 million and $354.9 million compared to a face amount of approximately $350.0 million (See Note C - Long-Term Debt and Other Borrowings, for further discussion). We calculate the fair value of these Senior Notes internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

The fair value of the liability for the WIT Water Transfer, LLC (acquired in January 2014 and doing business as TD Water Transfer) contingent purchase price consideration at March 31, 2015, was $0. We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the TD Water Transfer share purchase agreement based upon a probability weighted calculation using the actual and anticipated earnings of the acquired operations (a level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of March 31, 2015 and December 31, 2014, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$104	—	104	—
Liability for foreign currency derivative contracts	(213)	—	(213)	—
Acquisition contingent consideration liability	—	—	—	—
Net liability	$(109)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	—	—
Liability for foreign currency derivative contracts	(174)	—	(174)	—
Acquisition contingent consideration liability	—	—	—	—
Net liability	$(174)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for our first quarter in fiscal 2017, pending a one year deferral currently under consideration by the FASB, under either full or modified retrospective adoption. Early application is not permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statements - Extraordinary and Unusual Items” (Sub-Topic 225-20), which eliminates from U.S. GAAP the concept of extraordinary items. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The ASU is effective for the annual period ending after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability.   This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for the annual period ending after December 15, 2015 and interim periods within those annual periods and is to be applied retrospectively.  Early adoption is permitted. We plan to adopt this change retrospectively, and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – ACQUISITIONS

Acquisition of Compressor Systems, Inc.

On August 4, 2014, pursuant to a stock purchase agreement dated July 20, 2014, a subsidiary of CCLP acquired all of the outstanding capital stock of CSI, for $825.0 million cash (the "CSI Acquisition"). CSI owns one of the largest fleets of natural gas compressor packages in the United States.  Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that covers compression needs throughout the entire natural gas production and transportation cycle to natural gas and oil producing clients. CSI derives revenues through three primary business lines: compression and related services, equipment and parts sales, and aftermarket services. Strategically, the acquisition is expected to afford the Compression Division the opportunity to capture significant synergies associated with its product and service offerings and its fabrication operations, to further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

Our preliminary allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$100,928
Property and equipment	571,670
Intangible assets	68,000
Goodwill	160,036
Total assets acquired	900,634

Current liabilities	75,634
Total liabilities assumed	75,634
Net assets acquired	$825,000
The allocation of purchase price to CSI's net assets and liabilities as of August 4, 2014 is preliminary and subject to the potential identification of additional assets and contingencies or revisions to the fair value calculations. The final purchase price allocation could differ materially from the preliminary allocation above. Actual purchase price allocation amounts will be disclosed in subsequent filings. The preliminary allocation of purchase price includes approximately $160.0 million allocated to deductible goodwill recorded, and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. This amount of goodwill recorded as of March 31, 2015 decreased approximately $1.4 million from the amount recorded as of December 31, 2014, primarily due to revisions to the estimated fair value of intangible assets. The acquired property, plant, and equipment is stated at fair value, and depreciation on the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 16 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets represent approximately $33.7 million for the trademark/trade name, approximately $21.4 million for customer relationships, and approximately $12.9 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. These identified intangible assets are recorded net of approximately $6.2 million of accumulated amortization as of March 31, 2015.

For the three month period ended March 31, 2015, our revenues, depreciation and amortization, and pretax earnings, excluding $6.8 million of allocated interest expense, included $71.3 million, $15.8 million, and $5.8 million, respectively, associated with the CSI Acquisition. Approximately $16.6 million of deferred financing costs related to the CSI Acquisition were incurred during the year ended December 31, 2014 and included in other assets and will be amortized over the term of the related debt. An additional $9.3 million of interim financing costs related to the CSI Acquisition were incurred and reflected in other expense during the year ended December 31, 2014.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisition of CSI as if the transaction had occurred at the beginning of the period presented. The pro forma information includes the impact from the allocation of the acquisition purchase price on depreciation and amortization. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the period presented or the future results that we will achieve after the transaction.

Three Months Ended March 31,
2014
(In Thousands, Except Per Share Amounts)

Revenues	$305,888
Depreciation, depletion, amortization, and accretion	$37,929
Gross profit	$40,567

Net income (loss)	$(6,527)
Net income (loss) attributable to TETRA stockholders	$(8,882)

Per share information:
Net income (loss) attributable to TETRA stockholders
Basic	$(0.11)
Diluted	$(0.11)

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

Long-term debt consists of the following:

		March 31, 2015	December 31, 2014
		(In Thousands)

TETRA	Scheduled Maturity
Bank revolving line of credit facility	September 30, 2019	$91,700	$90,000
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	90,000	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	35,000
Other		—	74
TETRA Total debt		396,700	395,074
Less current portion		(90,000)	(90,074)
TETRA Total long-term debt		$306,700	$305,000

CCLP
CCLP Bank Credit Facility	August 4, 2019	208,000	195,000
CCLP 7.25% Senior Notes (presented net of unamortized discount of $5.0 million as of March 31, 2015 and December 31, 2014)	August 15, 2022	345,085	344,961
CCLP total long-term debt		553,085	539,961
Consolidated total long-term debt		$859,785	$844,961

We and CCLP are in compliance with all covenants and conditions of our respective debt agreements as of March 31, 2015.

Our Senior Secured Notes

On March 18, 2015, we entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the noteholders (the "Noteholder

Representative"), and Wells Fargo Energy Capital, Inc., in its capacity as the sole initial purchaser. The Note Purchase Agreement relates to the issuance and sale of $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"). On April 30, 2015, we completed the issuance and sale of the Senior Secured Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from these Senior Secured Notes were used to provide a portion of the funds necessary to repay the $90.0 million principal amount repayment of the Series 2008-B Senior Notes that matured on April 30, 2015. The Senior Secured Notes are secured by our accounts receivable (excluding CCLP accounts receivable) and our limited partner interest in CCLP, and the related Note Purchase Agreement includes financial covenants consistent with those applicable to our existing bank revolving credit facility.

The principal portion of each of the Senior Secured Notes consists of tranches that bear interest at LIBOR, as defined in the Note Purchase Agreement, plus an applicable margin ("LIBOR Tranches") and tranches that bear interest at the Base Rate plus an applicable margin ("Base Rate Tranches"), as we may request in accordance with the Note Purchase Agreement. The initial Senior Secured Note issued on the closing bears interest at LIBOR, plus an applicable margin. We may convert the LIBOR Tranche into a Base Rate Tranche in accordance with the Note Purchase Agreement. The Note Purchase Agreement contains customary covenants and default and cross-default provisions consistent with the agreements governing our other TETRA indebtedness.

NOTE D – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the remaining future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with its remaining offshore platforms previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners. We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The value of our asset retirement obligations for non-Maritech properties was approximately $8.5 million and $8.4 million as of March 31, 2015 and December 31, 2014, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the asset.

The changes in the asset retirement obligations during the three month period ended March 31, 2015, are as follows:

Three Months Ended March 31, 2015
(In Thousands)
Beginning balance for the period, as reported	$62,741
Activity in the period:
Accretion of liability	419
Retirement obligations incurred	—
Revisions in estimated cash flows	47
Settlement of retirement obligations	(567)
Ending balance	$62,640

We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. For our Maritech segment, the timing and amounts of these cash flows are subject to changes in the energy industry environment and other factors and may result in additional liabilities to be recorded.

Asset retirement obligations are recorded in accordance with FASB ASC 410, whereby the estimated fair value of a liability for asset retirement obligations is recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for Maritech asset retirement obligations are considered reasonable estimates consistent with current market conditions, and we believe reflect the amount of work legally required to be performed in accordance with Bureau of Safety and Environmental Enforcement ("BSEE") standards, as revised from time to time.

The amount of work performed or estimated to be performed on a Maritech property asset retirement obligation often exceeds amounts previously estimated for numerous reasons including physical subsea, geological, or downhole conditions, that are different from those anticipated at the time of estimation due to the age of the property and the quality of information available about the particular property conditions. Maritech’s remaining oil and gas properties and production platforms were drilled and constructed by other operators many years ago and frequently there is not a great deal of detailed documentation on which to base the estimated asset retirement obligation for these properties. Appropriate underwater surveys are typically performed to determine the condition of such properties as part of our due diligence in estimating the costs, but not all conditions have been able to be determined prior to the commencement of the actual work.

Certain remaining Maritech properties were damaged by hurricanes in the past, leaving their production platforms leaning or toppled on the seabed and production tubing from the wells (which may be under high pressure) bent underwater. While the basic procedures involved in the plugging and abandonment of wells and decommissioning of platforms and pipelines and removal of debris is generally similar for these properties, the cost of performing work at these damaged locations is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures. Maritech has one remaining toppled platform as part of its asset retirement obligation as of March 31, 2015. Our estimate of remaining hurricane related decommissioning costs is approximately $10.3 million and has been included as part of Maritech’s decommissioning liabilities. During the performance of asset retirement activities, unforeseen weather or other conditions may extend the duration and increase the cost of the projects, which are normally not done on a fixed price basis, thereby resulting in costs in excess of the original estimate.

In addition, Maritech has encountered situations where previously plugged and abandoned wells on its properties have later exhibited a build-up of pressure, which is evidenced by gas bubbles coming from the plugged well head. We refer to this situation as “wells under pressure” and this can either be discovered when performing additional work at the property or by notification from a third party. Wells under pressure require Maritech to return to the site to perform additional plug and abandonment procedures that were neither originally anticipated nor included in the estimate of the asset retirement obligation for such property. Remediation work on such wells under pressure is particularly costly due to the lack of a platform from which to base these activities. Maritech is the last operator of record for its plugged wells and bears the risk of additional future work required as a result of wells becoming under pressure in the future.

For oil and gas properties previously operated by Maritech, the purchaser of the properties generally became the successor operator and assumed the financial responsibilities associated with the properties’ operations and abandonment and decommissioning. However, to the extent that purchasers of these oil and gas properties fail to perform the abandonment and decommissioning work required and there is insufficient bonding or other security, the previous owners and operators of the properties, including Maritech, may be required to assume responsibility for the abandonment and decommissioning obligations.

NOTE E – MARKET RISKS AND DERIVATIVE CONTRACTS

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

Derivative Contracts

Foreign Currency Derivative Contracts. As of March 31, 2015, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Euro dollar	$1,176	1.07	4/20/2015
Forward purchase pounds sterling	$2,831	1.48	4/20/2015
Forward sale Brazil real	$2,044	3.21	4/20/2015
Forward sale Canadian dollar	$6,126	1.27	4/20/2015
Forward purchase Mexican peso	$8,289	15.26	4/20/2015
Forward sale Norwegian krone	$1,411	8.06	4/20/2015
Forward sale Canadian dollar	$1,400	1.27	4/20/2015
Forward sale Mexican peso	$915	15.26	4/20/2015

Under a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries, we and CCLP may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period.

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of March 31, 2015 and December 31, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at March 31, 2015	Fair Value at December 31, 2014
		(In Thousands)
Forward sale contracts	Current assets	$91	$—
Forward purchase contracts	Current assets	13	—
Forward sale contracts	Current liabilities	(15)	(91)
Forward purchase contracts	Current liabilities	(198)	(83)
Net liability		$(109)	$(174)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month period ended March 31, 2015, we recognized approximately $0.5 million of net gains in other income (expense) associated with our foreign currency derivative program.

NOTE F – EQUITY

Changes in equity for the three month periods ended March 31, 2015 and 2014, are as follows:

	Three Months Ended March 31,
	2015			2014
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$369,713	$395,888	$765,601	$555,541	$41,957	$597,498
Net income (loss)	(4,447)	825	(3,622)	(6,934)	844	(6,090)
Foreign currency translation adjustment, including taxes of $0 in 2015 and taxes of $1,196 in 2014	(9,787)	—	(9,787)	(2,467)	—	(2,467)
Comprehensive income (loss)	(14,234)	825	(13,409)	(9,401)	844	(8,557)
Exercise of common stock options	285	—	285	273	—	273
Distributions to public unitholders	—	(9,274)	(9,274)	—	(1,245)	(1,245)
Equity-based compensation	1,119	477	1,596	1,653	202	1,855
Treasury stock and other	—		—	(1)	(176)	(177)
Tax adjustment upon cancellation of stock options	(204)	—	(204)	—	—	—
Ending balance as of March 31	$356,679	$387,916	$744,595	$548,065	$41,582	$589,647

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$64,994	$73,420
Production Testing Division	—	—
Compression Division	18,151	1,837
Offshore Division
Offshore Services	235	119
Maritech	1,506	1,376
Total Offshore Division	1,741	1,495
Consolidated	$84,886	$76,752

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Services and rentals
Fluids Division	$34,282	$31,740
Production Testing Division	35,909	43,014
Compression Division	84,738	27,927
Offshore Division
Offshore Services	11,548	35,211
Maritech	—	—
Intersegment eliminations	(271)	(1,787)
Total Offshore Division	11,277	33,424
Corporate Overhead	—	—
Consolidated	$166,206	$136,105

Interdivision revenues
Fluids Division	$10	$(15)
Production Testing Division	1,192	624
Compression Division	—	—
Offshore Division
Offshore Services	—	—
Maritech	—	—
Intersegment eliminations	—	—
Total Offshore Division	—	—
Interdivision eliminations	(1,202)	(609)
Consolidated	$—	$—

Total revenues
Fluids Division	$99,286	$105,145
Production Testing Division	37,101	43,638
Compression Division	102,889	29,764
Offshore Division
Offshore Services	11,783	35,330
Maritech	1,506	1,376
Intersegment eliminations	(271)	(1,787)
Total Offshore Division	13,018	34,919
Interdivision eliminations	(1,202)	(609)
Corporate Overhead	—	—
Consolidated	$251,092	$212,857

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Income (loss) before taxes
Fluids Division	$17,736	$18,477
Production Testing Division	39	(2,798)
Compression Division	2,404	5,187
Offshore Division
Offshore Services	(8,648)	(7,972)
Maritech	975	(6,539)

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
Intersegment eliminations	—	—
Total Offshore Division	(7,673)	(14,511)
Interdivision eliminations	3	3
Corporate Overhead(1)	(14,563)	(17,041)
Consolidated	$(2,054)	$(10,683)

	March 31,
	2015	2014
	(In Thousands)
Total assets
Fluids Division	$413,623	$433,401
Production Testing Division	216,952	334,628
Compression Division	1,274,697	230,189
Offshore Division
Offshore Services	124,856	169,321
Maritech	9,371	22,092
Total Offshore Division	134,227	191,413
Corporate Overhead and eliminations	(10,624)	28,655
Consolidated	$2,028,875	$1,218,286

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2015	2014
	(In Thousands)
General and administrative expense	$8,850	$11,394
Depreciation and amortization	253	554
Interest expense	4,997	4,531
Other general corporate (income) expense, net	463	562
Total	$14,563	$17,041

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 2, 2015. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

Increasingly competitive market environments, together with the continuation of low oil and natural gas prices that decreased during the second half of 2014, have resulted in further challenges for many of our businesses domestically and in certain international regions. We are responding to these market conditions through a series of strategic and aggressive cost reduction steps and other measures. Our consolidated revenues for the first quarter of 2015 reflects the growth of our Compression business, but were partially offset by decreased revenues for our Fluids, Offshore Services, and Production Testing businesses, each of which experienced decreased demand and revenues compared to the prior year period. Our Compression Division reported significantly increased revenues and gross profit as a result of the August 4, 2014 acquisition by CSI Compressco LP ("CCLP") of Compression Services, Inc. ("CSI"). Despite its growth, our Compression Division has also experienced decreased activity and project delays by some of their customers. All of our businesses experienced increased competition, which is anticipated to continue as oil and gas industry customers are expected to continue to decrease their capital expenditure and operating plans for 2015 in response to the continuing reduced prices for oil and natural gas. Decreased domestic drilling activity is expected to continue throughout the industry, and we have responded by making strategic cost reduction efforts, including headcount reductions and other efforts to reduce costs in response to the current demand levels for our products and services. Largely as a result of these efforts, and despite decreased activity levels, our Fluids and Production Testing Divisions reported increased gross profit and pretax earnings as a percentage of revenues and Corporate Overhead costs were reduced compared to the prior year period. Our Offshore Services segment recorded a slightly increased first quarter loss compared to the prior year period, despite significantly reduced revenues, resulting from the efforts of this segment to significantly reduce its operating and administrative cost structure. The losses experienced by the Offshore Services segment, which seasonally experiences low first quarter activity levels due to weather conditions in the U.S. Gulf of Mexico market it serves, contributed significantly to our consolidated net loss attributable to our stockholders of $4.4 million for the quarter ended March 31, 2015.

With the acquisition by CCLP of CSI (the "CSI Acquisition"), we effected a significant change in the composition of our consolidated operations and our consolidated capital structure. Consolidated results of operations for the quarter ended March 31, 2015, reflect the impact of the CSI Acquisition, as the operations of CSI contributed revenues of approximately $71.3 million and pretax earnings of approximately $5.8 million. Primarily as a result of increased borrowings by CCLP to fund the purchase price of the CSI Acquisition, net interest expense for the quarter ended March 31, 2015, also increased by approximately $8.2 million compared to the prior year. The acquisition of CSI has increased our Compression Division's total horsepower ("HP") from approximately 187,000 to over 1,045,000 and allows the Compression Division to utilize an expanded range of compressor packages (with engines from 20 HP to 2,370 HP) for compression services to customers. This expansion of the Compression Division's service offerings allows it to participate in the compression market at a broader level. Strategically, the acquisition is expected to afford the Compression Division the opportunity to capture significant synergies associated with its product and service offerings and its fabrication operations, further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

The issuance of the CCLP 7.25% Senior Notes (the "CCLP Senior Notes") and borrowings under the CCLP Credit Agreement have resulted in increased levels of our consolidated debt. However, we do not analyze or manage our capital structure on a consolidated basis, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. Approximately $553.1 million of our consolidated debt balance is owed by CCLP, and is to be serviced by existing cash balances, future cash provided by operations less capital expenditures of CCLP and secured by the assets of CCLP.

The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service our and their respective capital debt structures.

	March 31, 2015
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated

Cash, excluding restricted cash	$9,045	$25,471	$—	$34,516
Affiliate receivables	6,942	—	(6,942)	—
Other current assets	233,399	191,274	—	424,673
Property, plant and equipment, net	426,813	705,273	—	1,132,086
Other assets, including investment in CCLP	273,320	312,491	(148,211)	437,600
Total assets	$949,519	$1,234,509	$(155,153)	$2,028,875

Affiliate payables	$—	$6,942	$(6,942)	$—
Current portion of long-term debt	90,000	—	—	90,000
Other current liabilities	116,112	136,437	—	252,549
Long-term debt, net	306,700	553,085	—	859,785
Other non-current liabilities	80,028	1,918	—	81,946
Total equity	356,679	536,127	(148,211)	744,595
Total liabilities and equity	$949,519	$1,234,509	$(155,153)	$2,028,875

TETRA’s debt is serviced by its existing cash balances and cash provided from operating activities excluding CCLP, less cash capital expenditures excluding CCLP, and is supplemented by the distributions we receive from CCLP. During the quarter ended March 31, 2015, consolidated cash provided from operating activities was $27.8 million, which included approximately $32.5 million generated by CCLP. Our cash provided from operating activities is negatively impacted by the amount we spend for Maritech decommissioning liabilities, which was $0.6 million during the quarter ended March 31, 2015. During the quarter, consolidated cash capital expenditures were $49.0 million, which included $37.2 million expended by CCLP. In addition, we received $7.3 million from CCLP as our share of CCLP distributions.

Our consolidated operating cash flows during the quarter ended March 31, 2015, decreased to $27.8 million, a decrease of $8.3 million, or 22.9%, over the first quarter of 2014. Given the expected reduction in demand for our products and services in the current oil and natural gas services market environment, the level of future consolidated operating cash flows, which we have historically used to fund the growth of our businesses, has become more uncertain. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating steps, including cost structure rationalization, asset redeployment, and capital structure enhancements designed to strengthen our consolidated balance sheet. Given that there are no cross default provisions or guarantees between our debt obligations and those of CCLP, we view each capital structure separately. Key objectives associated with our capital structure include the ongoing management of the amounts outstanding and available under our bank revolving credit facility. In March 2015, we entered into a Note Purchase Agreement (the "Note Purchase Agreement") relating to the issuance and sale of $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"), which were issued and sold on April 30, 2015. The proceeds from these Senior Secured Notes were used to repay a portion of the $90.0 million principal amount of Series 2008-B Senior Notes that matured on April 30, 2015. The Senior Secured Notes are secured by pledges of our accounts receivable (excluding CCLP accounts receivable) and our limited partner interest in CCLP, and the Note Purchase Agreement includes financial covenants consistent with our existing debt agreements. CCLP plans to continue its 2015 capital expenditure program, using its cash and available capacity under its revolving bank credit facility (the "CCLP Credit Agreement"), while monitoring demand levels for its compression products and services in the current environment. Our future operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech decommissioning and abandonment obligations. The amount of recorded liability for these remaining obligations is approximately $54.2 million as of March 31, 2015. Approximately $9.2 million of this amount is expected to be performed during the twelve month period ending March 31, 2016, with the timing of a portion of this work being discretionary.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2014, except as discussed below. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the cost of future abandonment and decommissioning obligations. Our estimates are based on historical experience and on future expectations that we believe are reasonable. The fair values of large portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Goodwill Impairment Testing - Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Our annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of our business is less than its carrying value. If based on the events and circumstances we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a two-step goodwill impairment test, where the first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value is in excess of the reporting unit carrying amount, no additional steps are necessary. However, if the carrying amount of the reporting unit exceeds its estimated fair value, a second step is performed, using a hypothetical purchase price methodology to allocate total fair value to the reporting unit's balance sheet, including its long-lived property, plant and equipment assets, and identified intangible assets. The resulting allocation of fair value to goodwill is then compared to the reporting units' goodwill balance, and any excess to fair value is then recorded in our statement of operations as an impairment. Our estimates of reporting unit fair value are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization.

In our most recent annual goodwill impairment assessment as of December 31, 2014, based on our qualitative assessment, we determined that it was "more likely than not" that the fair values of one or more of our reporting units were less than their respective carrying values. As a result of the goodwill assessment analysis described above, as of December 31, 2014, we recorded an impairment of the entire $3.9 million of recorded goodwill for our Offshore Services reporting unit and a partial impairment of $60.4 million of the goodwill of our Production Testing reporting unit. As of March 31, 2015, our Fluids, Production Testing, and Compression reporting units reflect goodwill in the amounts of $6.6 million, $52.1 million, and $232.2million, respectively. During the first three months of 2015, global oil and natural gas commodity prices continued to be decreased. The decreased levels in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for products and services of each of our reporting units. As of March 31, 2015, our stock price had decreased slightly compared to December 31, 2014, resulting in an overall reduction in our market capitalization. As part of the first step of our first quarter 2015 goodwill impairment testing, we updated our assessment of the future cash flows for each of our reporting units as of March 31, 2015, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. Our Maritech and Offshore Services reporting units are excluded because they have no recorded goodwill. We calculated a present value of the respective cash flows for each of our other reporting units to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate these values. Based on these updated assumptions, we determined that the fair value of our Fluids reporting unit was significantly in excess of its carrying value. Because the fair values of our Production Testing and Compression reporting units exceeded their respective carrying values by approximately 11% and 4%, there is a reasonable possibility that the $52.1 million and $232.2 million, respectively, of goodwill for these reporting units may be impaired in a future period as a non-cash charge to earnings, and the amount of such impairments may be material. Specific uncertainties affecting the estimated fair value of our Production Testing and Compression reporting units include the impact of competition, prices of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of future growth of these reporting units. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on the fair value of our Production Testing and Compression reporting units.

Results of Operations

Three months ended March 31, 2015 compared with three months ended March 31, 2014.

Consolidated Comparisons

	Three Months Ended March 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$251,092	$212,857	$38,235	18.0%
Gross profit	46,087	24,850	21,237	85.5%
Gross profit as a percentage of revenue	18.4%	11.7%
General and administrative expense	35,269	33,420	1,849	5.5%
General and administrative expense as a percentage of revenue	14.0%	15.7%
Interest expense, net	12,886	4,711	8,175	173.5%
Other (income) expense, net	(14)	(2,598)	2,584	(99.5)%
Income (loss) before taxes	(2,054)	(10,683)	8,629	80.8%
Income (loss) before taxes as a percentage of revenue	(0.8)%	(5.0)%
Provision (benefit) for income taxes	1,568	(4,593)	6,161	134.1%
Net income (loss)	(3,622)	(6,090)	2,468	40.5%
Net (income) loss attributable to noncontrolling interest	(825)	(844)	19
Net income (loss) attributable to TETRA stockholders	$(4,447)	$(6,934)	$2,487	35.9%

Consolidated revenues for the quarter ended March 31, 2015, increased compared to the prior year period, primarily due to increased revenues for the Compression Division as a result of the August 4, 2014 acquisition of CSI. The CSI Acquisition, which resulted in increased revenues of approximately $71.3 million for the quarter ended March 31, 2015, greatly expands the operations of our Compression Division, allowing it to participate in the compression market at a broader level. This increase in Compression Division revenues was partly offset by decreased revenues in our Fluids, Production Testing, and Offshore Services segments, which were primarily due to the impact of decreased industry demand and activity levels in many of the domestic and international markets we serve, largely caused by decreased oil and natural gas pricing.

Consolidated gross profit increased during the current year quarter compared to the prior year quarter primarily due to the impact of our Compression Division, which reflected an increase as a result of the CSI Acquisition. In addition, our Fluids and Production Testing Divisions reflected modest improvements in gross profit, despite decreased revenues, largely as a result of cost reductions implemented in response to decreased activity levels. Maritech gross profit also increased compared to the prior year period, due to decreased excess decommissioning costs during the current year period. These increases in gross profit were partially offset by the decreased profitability of our Offshore Division compared to the prior year period.

Consolidated general and administrative expenses increased during the first quarter of 2015 compared to the prior year period, due to the increase in the Compression Division administrative costs following the CSI Acquisition. The increase in the Compression Division general and administrative expenses, was partially offset by decreased administrative costs for our Fluids, Production Testing, Offshore and Corporate Overhead Divisions, as a result of cost reduction efforts by these segments. Consolidated general and administrative expense decreased as a percentage of consolidated revenues due to cost reductions and due to the increased revenues resulting from the CSI Acquisition.

Consolidated interest expense increased due to increased borrowings, primarily from the increased borrowings by the Compression Division, through CCLP. Compression Division interest expense levels going forward are expected to continue to be increased compared to prior year periods as a result of borrowings associated with the CSI Acquisition during 2014.

Consolidated other income was minimal during the three months ended March 31, 2015 compared to $2.6 million of other income during the prior year period. Included in other income during the prior year period was a $5.7 million gain associated with the acquisition of the interest in TETRA Arabia that we did not previously own. This gain during the 2014 period was partially offset by a $2.9 million charge associated with the settlement of the pre-existing relationship with the other shareholder during the period.

We recorded a consolidated provision for income taxes during the first quarter of 2015, despite sustaining a consolidated pretax loss during the period, compared to a benefit for income taxes during the corresponding prior year period. The first quarter 2015 pretax loss primarily relates to pretax losses generated by our domestic operations. We recorded a valuation allowance primarily on our U.S. deferred tax assets during 2014 after considering all available positive and negative evidence related to the realizability of our deferred tax assets. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Our assessment of the realizability of our deferred tax assets has not changed and as such, we have not recorded a benefit for our current period domestic pretax losses or pretax losses sustained in other foreign jurisdictions in which we have recorded a valuation allowance against the net deferred tax asset. As a result, our consolidated provision for income taxes during the first quarter of 2015 is primarily attributable to taxes in certain foreign jurisdictions generating pretax earnings.

Divisional Comparisons

Fluids Division

	Three Months Ended March 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$99,286	$105,145	$(5,859)	(5.6)%
Gross profit	25,365	24,392	973	4.0%
Gross profit as a percentage of revenue	25.5%	23.2%
General and administrative expense	8,022	8,778	(756)	(8.6)%
General and administrative expense as a percentage of revenue	8.1%	8.3%
Interest (income) expense, net	(8)	(4)	4
Other (income) expense, net	(385)	(2,859)	(2,474)
Income before taxes	$17,736	$18,477	$(741)	(4.0)%
Income before taxes as a percentage of revenue	17.9%	17.6%

The decrease in Fluids Division revenues during the first quarter of 2015 compared to the prior year period was primarily due to approximately $8.4 million of decreased product sales revenues primarily from decreased international clear brine fluids ("CBF") product sales in Brazil, which offset increased domestic manufactured product sales revenues. This decrease in Fluids Division product sales revenues was partially offset by an increase in service revenues of approximately $2.5 million from increased domestic offshore services revenues, which are expected to continue going forward as a result of a new completion fluids service contract for a U.S. Gulf of Mexico customer.

Fluids Division gross profit during the first quarter of 2015 increased compared to the prior year period despite decreased revenues, primarily due to increased profitability of manufactured products and improved margins due to the mix of CBF products and services. Cost reduction efforts also contributed to the improved gross profit during the current year period compared to the prior year period.

Fluids Division income before taxes decreased compared to the prior year period due to decreased other income and despite increased gross profit and the decreased Fluids Division general and administrative costs. Other income decreased due to a $2.7 million allocated portion of the remeasurement gain recorded from our January 2014 acquisition of the remaining interest in TETRA Arabia. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value measurement of our previous investment in TETRA Arabia. No such gain was recorded in the current year period, thus resulting in the decrease in other income.

Production Testing Division

	Three Months Ended March 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$37,101	$43,638	$(6,537)	(15.0)%
Gross profit	2,859	2,154	705	32.7%
Gross profit as a percentage of revenue	7.7%	4.9%
General and administrative expense	4,094	5,645	(1,551)	(27.5)%
General and administrative expense as a percentage of revenue	11.0%	12.9%
Interest (income) expense, net	(9)	(2)	7
Other (income) expense, net	(1,265)	(691)	574
Income (loss) before taxes	$39	$(2,798)	$2,759	98.6%
Income (loss) before taxes as a percentage of revenue	0.1%	(6.4)%

Production Testing Division revenues decreased during the first quarter of 2015 compared to the prior year period, primarily due to decreased overall market activity, as increases in Argentina, Saudi Arabia, and Mexico were more than offset by decreases in the U.S., Canada and Iraq. Additionally, the impact of increased competition for decreased industry activity negatively affected pricing and our activity levels for services in selected markets in the U.S., although the Division has successfully expanded its domestic customer base compared to the prior year period.

Production Testing Division gross profit increased during the first quarter of 2015 compared to the prior year period, despite the market challenges discussed above, due to the impact of cost reduction efforts, which have included headcount reductions and other steps to adjust the Production Testing Division's cost structure in light of the challenges in key U.S. markets.

Production Testing Division reported modest income before taxes compared to the prior year period pretax loss, primarily due to administrative cost reductions and the increase in gross profit discussed above. In addition, other income increased due to approximately $1.4 million of increased gains on sales of assets, partly offset by increased foreign currency losses.

Compression Division

	Three Months Ended March 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$102,889	$29,764	$73,125	245.7%
Gross profit	22,787	9,964	12,823	128.7%
Gross profit as a percentage of revenue	22.1%	33.5%
General and administrative expense	11,238	4,092	7,146	174.6%
General and administrative expense as a percentage of revenue	10.9%	13.7%
Interest (income) expense, net	7,906	159	7,747
Other (income) expense, net	1,239	526	713
Income before taxes	$2,404	$5,187	$(2,783)	(53.7)%
Income before taxes as a percentage of revenue	2.3%	17.4%

Compression Division revenues increased significantly during the first quarter of 2015 compared to the prior year period due to the acquisition of CSI, which generated aggregate revenues of approximately $71.3 million during the 2015 period. Approximately $53.9 million of the $56.8 million increase in compression service revenues were generated by the compression services and aftermarket services of CSI, with the remaining increase primarily a result of increased low-horsepower compression services activity, primarily in liquids-rich resource play reservoirs. Revenues from sales of compressor packages and parts during the first quarter of 2015 increased $16.3 million compared to the prior year period, with $17.4 million of this increase related to sales of compressors and parts by CSI, and partially offset by decreased sales of non-CSI compressors and parts.

Compression Division gross profit increased during the first quarter of 2015 compared to the prior year period, also primarily due to the impact of the CSI Acquisition, which generated approximately $12.5 million of increased gross profit during the first quarter of 2015. CSI gross profit includes the impact on depreciation and amortization expense from the preliminary allocation of the CSI Acquisition purchase price. CCLP has begun the process of capturing the synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward and are expected to result in increased cost efficiencies in future periods.

The Compression Division reflected a decrease in pretax earnings during the first quarter of 2015 compared to the prior year period, despite the significantly increased gross profit discussed above. Compression Division administrative expense levels increased compared to the prior year period, primarily due to the impact of the CSI Acquisition and the resulting increased corporate allocated costs. Such increased general and administrative expenses are expected to continue going forward. Interest expense increased significantly as a result of the issuance of the CCLP Senior Notes and the increased borrowings by CCLP under the CCLP Credit Agreement to finance a portion of the CSI Acquisition. Increased interest expense levels compared to the prior year period are expected to continue going forward. Other expense increased significantly primarily due to increased financing cost amortization as a result of the financing for the CSI Acquisition.

Offshore Division

Offshore Services Segment

	Three Months Ended March 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$11,783	$35,330	$(23,547)	(66.6)%
Gross profit (loss)	(5,970)	(4,983)	(987)	(19.8)%
Gross profit as a percentage of revenue	(50.7)%	(14.1)%
General and administrative expense	2,743	3,098	(355)	(11.5)%
General and administrative expense as a percentage of revenue	23.3%	8.8%
Interest (income) expense, net	—	27	(27)
Other (income) expense, net	(65)	(136)	71
Income (loss) before taxes	$(8,648)	$(7,972)	$(676)	(8.5)%
Income (loss) before taxes as a percentage of revenue	(73.4)%	(22.6)%

Revenues for the Offshore Services segment decreased during the first quarter of 2015 compared to the prior year quarter due to decreased revenues from its diving, well abandonment, and heavy lift services businesses. Decreased diving and well abandonment activity levels in the U.S. Gulf of Mexico reflected an overall decrease in demand in this market, partly due to property acquisitions by key customers that have resulted in a postponement of certain well abandonment projects. Given the current decreased oil and natural gas commodity price environment, Offshore Services anticipates additional decreases in demand for its services during 2015. Offshore Services revenues during the first quarter of 2015 were also negatively affected by the reduction in work performed for our Maritech segment compared to the prior year period, with $0.3 million of such work being performed during the current year compared to $1.8 million of revenues during the prior year period. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

Gross loss for the Offshore Services segment increased compared to the prior year period due to the impact of decreased activity levels for diving, well abandonment, and heavy lift services as discussed above. However, the increased gross loss for the period was reduced as a result of cost reduction measures and process efficiencies that were implemented during the current and prior year period, including reducing the size of the segment's vessel and equipment fleets. The Offshore Services segment continues to consider additional opportunities to optimize its cost structure.

Offshore Services segment loss before taxes increased compared to prior year period due to the increased gross loss discussed above and despite decreased general and administrative expenses. The Offshore Services segment continues to review its administrative cost structure, and made additional headcount reductions and process efficiency actions during the current year period.

Maritech Segment

	Three Months Ended March 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$1,506	$1,376	$130	9.4%
Gross profit (loss)	1,299	(6,126)	7,425	121.2%
General and administrative expense	323	413	(90)	(21.8)%
General and administrative expense as a percentage of revenue	21.4%	30.0%
Interest (income) expense, net	—	—	—
Other (income) expense, net	—	—	—
Income (loss) before taxes	$975	$(6,539)	$7,514	114.9%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech recorded gross profit during the first quarter of 2015 compared to a gross loss during the prior year period, due to $7.9 million of excess decommissioning costs charged to earnings during the prior year period. Maritech charged no excess decommissioning costs to expense during the current year period.

Maritech’s pretax income during the first quarter of 2015 compared to the pretax loss during prior year period is primarily due to the increased gross profit discussed above.

Corporate Overhead

	Three Months Ended March 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(253)	$(554)	$301	54.3%
General and administrative expense	8,850	11,394	(2,544)	(22.3)%
Interest (income) expense, net	4,997	4,531	466
Other (income) expense, net	463	562	(99)
(Loss) before taxes	$(14,563)	$(17,041)	$2,478	14.5%

Corporate Overhead pretax loss decreased during the first quarter of 2015 compared to the prior year period, primarily due to decreased general and administrative expense. Corporate general and administrative expenses decreased due to approximately $0.5 million of decreased employee-related expenses, including decreased equity compensation, approximately $0.5 million of decreased professional services expenses, and approximately $1.2 million of increased allocated costs. These decreases were partially offset by increased corporate interest expense, due to increased borrowings outstanding during the current year period. Corporate interest expense levels are expected to continue to be increased compared to the prior year period following the additional borrowings during August 2014 associated with the CSI Acquisition. Decreased other expense was primarily due to decreased foreign currency exchange losses.

Liquidity and Capital Resources

Reflecting a challenging market environment for a number of our businesses, our consolidated cash flows from operating activities decreased during the first three months of 2015 compared to the prior year period. This decrease occurred despite the reduction in Maritech abandonment and decommissioning activities compared to the prior year. Operating cash flows during the current year period decreased despite the positive impact of improved management of working capital and strategic initiatives to reduce costs. Approximately $32.5 million of our consolidated operating cash flows during the quarter ended March 31, 2015 was generated by CCLP, and we received approximately $7.3 million of distributions from CCLP during the current year period compared to $5.7 million during the prior year period. Excluding the cash flows from operating activities of CCLP, our cash flows from operating activities, along with the borrowings available under our Credit Agreement and our Senior Notes are expected to be adequate to fund our capital expenditures and debt service requirements over the remainder of 2015. Although a portion of the resulting increased operating cash flows by CCLP will be used to pay the debt service requirements of the CCLP Senior Notes and CCLP Credit Agreement, CCLP's distributable cash flows following this acquisition of CSI are expected to continue to be increased during the remainder of 2015 compared to the prior year period. These anticipated increased distributable cash flows of CCLP, along with the impact of the incentive distribution rights owned by CSI Compressco GP Inc., our wholly owned subsidiary, are expected to continue to result in an increase in the quarterly distributions we receive from CCLP going forward. Our ability to meet our financial obligations and fund future growth is dependent on future levels of consolidated operating cash flows and the availability of capital resources in uncertain operating and financial markets. Our consolidated sources and uses of cash during the quarter ended March 31, 2015 is as follows:

Three Months Ended March 31, 2015
(In Thousands)
Operating activities	$27,815
Investing activities	(46,349)
Financing activities	5,636

Our consolidated capital structure changed significantly during 2014 as a result of the CSI Acquisition. Because of the increased level of consolidated debt, it is increasingly important to consider TETRA's capital structure and CCLP's capital structure separately, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with TETRA's debt. (See Financing Activities section below for a complete discussion of the terms of TETRA and CCLP debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $859.8 million as of March 31, 2015. However, approximately $553.1 million of this consolidated debt balance is owed by CCLP and is serviced from the assets and operations of CCLP. Through our 44% ownership interest in CCLP, we receive our share of the distributable cash flows of CCLP through its quarterly distributions. Approximately $25.5 million of the $34.5 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible to us. As of March 31, 2015, CCLP had availability of approximately $190.8 million under its CCLP Credit Agreement, and we had availability of approximately $121.0 million, subject to compliance with financial covenants, under our Credit Agreement. On April 30, 2015, we utilized the net proceeds received from our newly issued Senior Secured Notes, along with an additional $40.0 million additional borrowing under our Credit Agreement, to fund the repayment of the $90.0 million principal amount of Series 2008-B Senior Notes that matured on that date. These Senior Secured Notes are secured by our accounts receivable (excluding CCLP accounts receivable) and our limited partner interest in CCLP, will mature on April 1, 2017, and include financial covenants consistent with our existing bank revolving credit facility.

In 2014, and continuing into early 2015, significant decreases in oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating additional uncertainty regarding the expected demand for our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in the current capital markets is becoming more limited and costly. Accordingly, we have implemented strategic cost reduction measures designed to lower our cost structure in the current environment. Funded by the issuance and sale of our new Senior Secured Notes and additional borrowings under our bank revolving credit facility (the "Credit Agreement"), we repaid the $90 million 2008-B Senior Notes upon their maturity in April 2015. In addition, we are considering certain asset sales and financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our Credit Agreement. We believe the steps taken will enhance our operating cash flows and that, with the current industry environment and activity level, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through March 31, 2016; however, we cannot predict how an extended period of low commodity prices will affect our operations and liquidity levels.

Operating Activities

Cash flows generated by operating activities totaled $27.8 million during the first three months of 2015 compared to $36.1 million during the corresponding prior year period, a decrease of $8.3 million. This decrease in operating cash flows occurred despite the decrease in the amount spent on Maritech decommissioning activity, as approximately $0.6 million of decommissioning activity was performed during the three months ended March 31, 2015 compared to $13.3 million during the corresponding prior year period. The impact of the decreased decommissioning activity compared to the prior year period was more than offset by increased inventories and decreased accounts payable during the period.

As of March 31, 2015, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $54.2 million. Approximately $9.2 million of this amount is expected to be performed during the twelve month period ended March 31, 2016, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by the Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with offshore platforms that were previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

Asset retirement obligations are recorded in accordance with FASB ASC 410, whereby the estimated fair value of a liability for asset retirement obligations is recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for Maritech asset retirement obligations are considered reasonable estimates consistent with market conditions at the time they are made, and we believe reflect the amount of work legally required to be performed in accordance with Bureau of Safety and Environmental Enforcement ("BSEE") standards, as revised from time to time.

The amount of work performed or estimated to be performed on a Maritech property asset retirement obligation often exceeds amounts previously estimated for numerous reasons including physical subsea, geological, or downhole conditions, that are different from those anticipated at the time of estimation due to the age of the property and the quality of information available about the particular property conditions. Maritech’s remaining oil and gas properties and production platforms were drilled and constructed by other operators many years ago and frequently there is not a great deal of detailed documentation on which to base the estimated asset retirement obligation for these properties. Appropriate underwater surveys are typically performed to determine the condition of such properties as part of our due diligence in estimating the costs, but not all conditions have been able to be determined prior to the commencement of the actual work.

Certain remaining Maritech properties were damaged by hurricanes in the past, leaving their production platforms leaning or toppled on the seabed and production tubing from the wells (which may be under high pressure) bent underwater. While the basic procedures involved in the plugging and abandonment of wells and decommissioning of platforms and pipelines and removal of debris is generally similar for these properties, the cost of performing work at these damaged locations is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures. Maritech has one remaining toppled platform as part of its asset retirement obligation as of March 31, 2015. During the performance of asset retirement activities, unforeseen weather or other conditions may extend the duration and increase the cost of the projects, which are normally not done on a fixed price basis, thereby resulting in costs in excess of the original estimate.

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

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. Oil and natural gas prices have been volatile in the past and are expected to continue to be volatile in the future. In addition, as a result of the 2014 decreases in oil and natural gas commodity prices, drilling activity related to natural gas wells in North America has decreased. In particular, our Production Testing Division, Compression Division, and Fluids Division are vulnerable to the impact of a sustained low natural gas price environment. In addition, decreased worldwide crude oil prices could also affect future overall industry drilling activity in certain of the regions in which we operate. If oil and gas industry activity levels decrease in the future, we expect that our levels of operating cash flows will be negatively affected.

During early 2015, we have continued to take steps to reduce operating and administrative headcount for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have resulted in increased operating cash flows and improved profitability. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

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

Investing Activities

During the first three months of 2015, the total amount of our net cash utilized on investing activities was $46.3 million. Total cash capital expenditures during the first three months of 2015 were $49.0 million. Approximately $5.6 million of our capital expenditures during the first three months of 2015 was spent by our Fluids Division, the majority of which related to the purchase of new equipment to support its water management business. Our Production Testing Division spent approximately $5.0 million on capital expenditures to add to its international production testing equipment fleet. Our Compression Division spent approximately $37.2 million primarily for the expansion of its compressor and equipment fleet, including expenditures by its CSI subsidiary. Our Offshore Services segment spent approximately $1.2 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

Generally, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures may be postponed or canceled in an effort to conserve capital or otherwise address future market conditions. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future. Although the level of capital expenditures during the remainder of 2015 is subject to the impact of acquisitions and future market conditions, based on reduced capital expenditures incurred to date, we have reduced the amount of our planned capital expenditures from approximately $150 million and currently plan to spend up to approximately $130 to $140 million on total capital expenditures (excluding acquisitions) during 2015. This amount of total capital expenditures includes approximately $100 million of capital expenditures of CSI.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities from short-term borrowings, long-term borrowings, operating leases, equity issuances, and other sources of capital.

Our Long-Term Debt

Our Bank Credit Facilities. As of May 11, 2015, we had an outstanding balance on our revolving credit facility (the "Credit Agreement") of approximately $148.3 million, and had $11.7 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $65.0 million.

Under the Credit Agreement, which matures on September 30, 2019, the revolving credit facility is unsecured and guaranteed by our material U.S. subsidiaries (excluding CCLP and its subsidiaries). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.50% to 2.75%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. The maximum leverage ratio decreases to 3.25 as of September 30, 2015, and it will decrease further to 3.0 as of March 31, 2016. Consolidated net earnings under the credit facility is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein. This definition of consolidated net earnings was amended in 2014 to exclude an amount of extraordinary and nonrecurring gains and losses up to 25% of a measure of earnings beginning with the four quarter period ended September 30, 2015, whereas prior to the amendment this measure of earnings was to exclude all extraordinary and nonrecurring gains and losses from such calculation. At March 31, 2015, our leverage ratio was 2.88 to 1.

Both the minimum interest charge ratio and the maximum leverage ratio are defined in the Credit Agreement. Deterioration of any of these financial ratios could result in a default by us under the Credit Agreement and, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under the Credit Agreement.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (not including indebtedness of CCLP) greater than a defined amount. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default would occur under the Credit Agreement. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of our Credit Agreement as of March 31, 2015. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants. Due to the decreased demand for our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions and other efforts, to reduce costs and generate cash to mitigate the reduced demand for our products and services. Based on our projections for each of the quarterly periods in 2015, and including the impact of these cost reduction efforts to increase operating cash flows, we anticipate that we will be in compliance with the financial covenants under the Credit Agreement through March 31, 2016. We are also reviewing the sale of selected assets and additional financing alternatives as a source of proceeds to repay a portion of our outstanding borrowings. However, there is a remote possibility that we may fail to be in compliance with these financial covenants going forward, and we would be in default under the Credit Agreement. There can be no assurances that these cost reduction or cash generation efforts will be successful, or that market conditions and our operating performance will not further decrease compared to our projections.

Our European Credit Agreement. We also have a bank line of credit agreement to cover the day to day working capital needs of certain of our European operations (the "European Credit Agreement"). The European Credit Agreement provides borrowing capacity of up to 5 million euros (approximately $6.3 million equivalent as of March 31, 2015) with interest computed on any outstanding borrowings at a rate equal to the lender’s Basis Rate plus 0.75%. The European Credit Agreement is cancellable by either party with 14-business-days' notice and contains standard provisions in the event of default. As of March 31, 2015, we had no borrowings outstanding pursuant to the European Credit Agreement.

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

In April 2008, we issued $90.0 million in aggregate principal amount of Series 2008-B Senior Notes pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008-B Senior Notes bore interest at a fixed rate of 6.56% and matured and were repaid on April 30, 2015.

In December 2010, we issued $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes (collectively, the "2010 Senior Notes") pursuant to a Note Purchase Agreement dated September 30, 2010. The Series 2010-A Senior Notes bear interest at a fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes bear interest at a fixed rate of 5.67% and mature on December 15, 2020. Interest on the Series 2010 Senior Notes is due semiannually on June 15 and December 15 of each year.

In April 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement dated April 29, 2013. The Series 2013 Senior Notes bear interest at a fixed rate of 4.0% and mature on April 29, 2020. Interest on the Series 2013 Senior Notes is due semiannually on April 29 and October 29 of each year.

Each of the Senior Notes was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between our long-term debt balance and a defined measure of operating cash flow over a twelve month period. These financial ratios include a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. Consolidated net earnings under the Note Purchase Agreements and Master Note Purchase Agreement is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein. Under these note purchase agreements, the financial ratio requirements include a minimum interest coverage ratio of 2.5 and a maximum leverage ratio of 3.5. At March 31, 2015, our leverage ratio was 2.88 to 1.

Both the minimum net worth and the maximum leverage ratio are defined in our Note Purchase Agreements and Master Note Purchase Agreement. Deterioration of the financial ratios could result in a default by us under the Note Purchase Agreements and Master Note Purchase Agreement and, if not remedied, could result in termination of the Note Purchase Agreements and Master Note Purchase Agreement and acceleration of all notes outstanding thereunder. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our Note Purchase Agreements and Master Note Purchase Agreement.

The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of our indebtedness of $20.0 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of March 31, 2015. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue. However, given the decreased demand for our products and services by our customers in response to decreased oil and natural gas prices, we are taking strategic cost reduction efforts, including headcount reductions and other efforts, to reduce costs and generate cash to mitigate the reduced demand for our products and services. Based on our projections for each of the quarterly periods in 2015, and including the impact of these cost reduction efforts to increase operating cash flows, we anticipate that we will be in compliance with the financial covenants under our Note Purchase Agreements and Master Note Purchase Agreement through March 31, 2016. We are also reviewing the sale of selected assets and additional financing alternatives as a source of proceeds to repay a portion of our outstanding borrowings. However, there is a remote possibility that we may fail to be in compliance with these financial covenants in a future period, and we would be in default under our Note Purchase Agreements and Master Note Purchase Agreement. There can be no assurances that these cost reduction or cash generation efforts will be successful, or that market conditions and our operating performance will not be further decreased compared to our projections. Upon the occurrence and during the continuation of an event of default under the Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, the Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes outstanding at the time.

Our Senior Secured Notes. On March 18, 2015, we entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the noteholders (the "Noteholder Representative"), and Wells Fargo Energy Capital, Inc., in its capacity as the sole initial purchaser. The Note Purchase Agreement relates to the issuance and sale of $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"). On April 30, 2015, we completed the issuance and sale of the Senior Secured Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from these Senior Secured Notes were used to provide a portion of the funds necessary to repay the $90.0 million principal amount repayment of the Series 2008-B Senior Notes that matured on April 30, 2015. The Senior Secured Notes are secured by our accounts receivable (excluding CCLP accounts receivable) and our limited partner interest in CCLP.

The Note Purchase Agreement contains customary covenants and restrictions and requires us to comply with certain financial covenants, including a minimum interest coverage ratio of 2.5. These financial ratios also include a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings (as defined in the Note Purchase Agreement)) of 3.5. At March 31, 2015, our leverage ratio was 2.88 to 1.

The principal portion of each of the Senior Secured Notes consists of tranches that bear interest at LIBOR, as defined in the Note Purchase Agreement, plus an applicable margin ("LIBOR Tranches") and tranches that bear interest at the Base Rate plus an applicable margin ("Base Rate Tranches"), as we may request in accordance with the Note Purchase Agreement. The initial Senior Secured Note issued on the closing bears interest at LIBOR, plus an applicable margin. We may convert the LIBOR Tranche into a Base Rate Tranche in accordance with the Note Purchase Agreement. The Note Purchase Agreement contains customary covenants and default and cross-default provisions.

CCLP Long-Term Debt

CCLP’s Bank Credit Facilities. On August 4, 2014, in connection with the CSI Acquisition, CCLP entered into a new credit agreement (the "CCLP Credit Agreement") and used a portion of the initial $210.0 million borrowing to repay the $38.1 million balance outstanding under CCLP's previous credit agreement dated October 15, 2013, which was then terminated. Under the CCLP Credit Agreement, CCLP and CSI Compressco Sub, Inc. are named as the borrowers and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). On August 19, 2014, following the underwriters' exercise of their option to purchase 2,292,000 additional common units for $23.50 per common unit, resulting in additional net proceeds of $51.7 million ($53.9 million gross proceeds less underwriting discount), $55.0 million of the current balance of the CCLP Credit Agreement was repaid. As of May 11, 2015, CCLP has a balance outstanding under the CCLP Credit Agreement of $208.0 million, has $1.1 million letters of credit and performance bonds outstanding, and has availability under the CCLP Credit Agreement of $193.1 million.

The CCLP Credit Agreement was used to fund, in part, CCLP's $825.0 million CSI Acquisition purchase price and fees and expenses related to the CSI acquisition, the CCLP Senior Notes offering, and the CCLP Credit Agreement, and to repay in full all borrowings outstanding under the previous CCLP credit agreement. The CCLP Credit Agreement is available to provide CCLP's working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as CCLP is not in default, the CCLP Credit Agreement can also be used to fund CCLP’s quarterly distributions at the option of the board of directors of CCLP's general partner (provided, that after giving effect to such distributions, the borrowers will be in compliance with the financial covenants). Borrowings under the CCLP Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The maturity date of the CCLP Credit Agreement is August 4, 2019.

Borrowings under the CCLP Credit Agreement bear interest at a rate per annum equal to, at CCLP's option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by CCLP), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. Initially, from the closing date until the delivery of the financial statements for the first full fiscal quarter after closing, LIBOR based loans will have an applicable margin of 2.75% per annum and base rate loans will have an applicable margin of 1.75% per annum; thereafter, the applicable margin will range between 1.75% and 2.50% per annum for LIBOR based loans and 0.75% and 1.50% per annum for base rate loans based on CCLP's consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the CCLP Credit Agreement, CCLP is required to pay a commitment fee in respect of the unutilized commitments thereunder initially at the rate of 0.50% per annum until the delivery of the financial statements for the first full quarter after the closing date and thereafter at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on CCLP's consolidated total leverage ratio. CCLP is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The CCLP Credit Agreement requires CCLP to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the CCLP Credit Agreement includes customary negative covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The CCLP Credit Agreement provides that CCLP can make distributions to holders of its common units, but only if there is no default or event of default under the facility. CCLP is in compliance with all covenants and conditions of the CCLP Credit Agreement as of March 31, 2015.

All obligations under the CCLP Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of CCLP's assets and the assets of its existing and future domestic subsidiaries, and all of the capital stock of its existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries).

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

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting CCLP, subject to the satisfaction of certain conditions, to transfer assets to certain of its unrestricted subsidiaries. Moreover, if the CCLP Senior Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants and conditions of the CCLP Senior Note Purchase Agreement as of March 31, 2015.

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

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we and CCLP fund our respective short-term liquidity requirements from cash generated by our respective operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. Our Credit Agreement, as amended, matures in September 2019, the CCLP Credit Agreement matures in August 2019, our Senior Notes mature at various dates between April 2016 and December 2020, and the CCLP Senior Notes mature on August 15, 2022. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

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

CCLP’s Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the three months ended March 31, 2015, CCLP distributed approximately $16.6 million, including approximately $9.3 million to its public unitholders.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

Our contractual obligations and commitments principally consists of obligations associated with our outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. During the first three months of 2015, there were not material changes outside of the ordinary course of business in the specified contractual obligations.

For additional information about our contractual obligations as of December 31, 2014, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2014.

Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this quarterly report are identifiable by the use of words and other similar words: “anticipates", "assumes", “believes,” "budgets", “could,” “estimates,” "expects", "forecasts", "goal", "intends", "may", "might", "plans", "predicts", "projects", "schedules", "seeks", "should", "targets", "will", and "would".

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, those set forth in Item 1A "Risk Factors" in Part II of this Quarterly Report on Form 10-Q, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 2, 2015. We depend on U.S. and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and operating cash flows to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through March 31, 2015, there have been no material changes pertaining to our interest risk rate exposures as disclosed in our Form 10-K for the year ended December 31, 2014.

Exchange Rate Risk

As of March 31, 2015, we and CCLP had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase pounds sterling	$2,831	1.48	4/20/2015
Forward sale Brazil real	$2,044	3.21	4/20/2015
Forward sale Canadian dollar	$6,126	1.27	4/20/2015
Forward purchase Mexican peso	$8,289	15.26	4/20/2015
Forward sale Norwegian krone	$1,411	8.06	4/20/2015
Forward sale Canadian dollar	$1,400	1.27	4/20/2015
Forward sale Mexican peso	$915	15.26	4/20/2015

We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. Under this program, we and CCLP may enter into similar derivative contracts from time to time. Although contracts pursuant to this program serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period is included in the determination of earnings for that period.

The fair value of foreign currency derivative instruments is based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our foreign currency derivative instruments as of March 31, 2015, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at March 31, 2015
		(In Thousands)
Forward purchase contracts	Current assets	$13
Forward sale contracts	Current liabilities	(15)
Forward purchase contracts	Current liabilities	(198)
Net liability		$(109)

Based on the derivative contracts that were in place as of March 31, 2015, a five percent devaluation of the British pound sterling compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of $0.07 million. A five percent devaluation of the Brazilian real compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of $0.02 million. A five percent devaluation of the Canadian dollar compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.3 million. A five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.08 million. A five percent devaluation of the Norwegian Krone compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contracts of $0.05 million. A five percent devaluation of the Canadian dollar compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.1 million. A five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.04 million.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, the end of the period covered by this quarterly report.

We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2014, except for the following:

We may have continuing exposure on abandonment and decommissioning obligations associated with oil and gas properties sold by Maritech.

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed associated decommissioning liabilities having a value at the time of sale of approximately $122.0 million pursuant to the purchase and sale agreements. For oil and gas properties for which Maritech was previously the operator, the buyer of the properties has now generally become the successor operator and has assumed the financial responsibilities associated with the properties’ operations. However, to the extent that purchasers of these oil and gas properties fail to perform the abandonment and decommissioning work required and there is insufficient bonding or other security, the previous owners and operators of the properties, including Maritech, may be required to perform the abandonment and decommissioning obligation. To the extent Maritech is required to perform a significant portion of the abandonment and decommissioning obligations associated with these previously owned oil and gas properties, our financial condition and results of operations may be negatively affected.

During the three months ended March 31, 2015, continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including those companies who purchased Maritech properties in the past and assumed the associated decommissioning liabilities. A portion of the decommissioning liabilities that were assumed as part of the sales of Maritech properties remains unperformed and we believe the amount of these remaining liabilities are significant. We monitor the financial condition of these companies, and if current oil and natural gas pricing levels continue, one or more of these companies may be unable to perform the decommissioning work required on properties they acquired from Maritech. There can be no assurance that Maritech will not become legally responsible to perform decommissioning work on properties it previously sold, resulting in charges to our future earnings and increases to our future operating cash requirements.

We are exposed to significant credit risks.

We face credit risk associated with the significant amounts of accounts receivable we have with our customers in the energy industry. Many of our customers, particularly those associated with our onshore operations, are small- to medium-sized oil and gas operators that may be more susceptible to fluctuating oil and gas commodity prices or generally increased operating expenses than larger companies. Our ability to collect from our customers is impacted by the current decreased oil and natural gas price environment.

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

During the three months ended March 31, 2015, the continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including companies that are joint-owners in Maritech oil and gas properties and decommissioning obligations currently owned or from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. We are monitoring the financial condition of these companies, and if current oil and natural gas pricing levels continue, one or more of these companies may be unable to fund their portion of the decommissioning work or repay Maritech for contractual amounts owed. Although certain of these decommissioning obligations may not be performed for many years, there can be no assurance that the current oil and gas price environment will not result in charges to our future earnings and increases to our future operating cash requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
January 1 – January 31, 2015	—	$—	—	$14,327,000
February 1 – February 28, 2015	—	—	—	14,327,000
March 1 – March 31, 2015	—	—	—	14,327,000
Total	—		—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1	Separation and Release Agreement with Edwin H. Goldman dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 30, 2015 (SEC File No. 001-13455)).
10.2
Note Purchase Agreement, dated March 18, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc., as Noteholder Representative, and Wells Fargo Energy Capital, Inc. as the sole Initial Purchaser listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 24, 2015 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2015.

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

TETRA Technologies, Inc.

Date:	May 11, 2015	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	May 11, 2015	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	May 11, 2015	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

10.1	Separation and Release Agreement with Edwin H. Goldman dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 30, 2015 (SEC File No. 001-13455)).
10.2
Note Purchase Agreement, dated March 18, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc., as Noteholder Representative, and Wells Fargo Energy Capital, Inc. as the sole Initial Purchaser listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 24, 2015 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2015 and 2014; (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2015.