Form 10-Q
period 2015-06-30
TETRA TECHNOLOGIES INC
filed 2015-08-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 7, 2015, there were 80,192,311 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Product sales	$149,652	$82,871	$234,538	$159,623
Services and rentals	166,667	159,618	332,873	295,723
Total revenues	316,319	242,489	567,411	455,346
Cost of revenues:
Cost of product sales	105,084	76,706	168,663	141,735
Cost of services and rentals	102,307	108,301	205,391	208,239
Depreciation, amortization, and accretion	39,067	22,007	77,410	45,047
Total cost of revenues	246,458	207,014	451,464	395,021
Gross profit	69,861	35,475	115,947	60,325
General and administrative expense	37,472	32,270	72,741	65,690
Interest expense, net	12,340	4,604	25,226	9,315
Other (income) expense, net	1,941	1,095	1,927	(1,503)
Income (loss) before taxes	18,108	(2,494)	16,053	(13,177)
Provision (benefit) for income taxes	2,741	(944)	4,310	(5,537)
Net income (loss)	15,367	(1,550)	11,743	(7,640)
Less: income attributable to noncontrolling interest	(442)	(907)	(1,266)	(1,751)
Net income (loss) attributable to TETRA stockholders	$14,925	$(2,457)	$10,477	$(9,391)
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$0.19	$(0.03)	$0.13	$(0.12)
Average shares outstanding	79,165	78,525	79,037	78,416
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$0.19	$(0.03)	$0.13	$(0.12)
Average diluted shares outstanding	79,915	78,525	79,506	78,416

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$15,367	$(1,550)	$11,743	$(7,640)
Foreign currency translation adjustment, including taxes of $0 and $0 in 2015 and including taxes of $(750) and $446 in 2014	2,358	3,244	(7,429)	777
Comprehensive income (loss)	17,725	1,694	4,314	(6,863)
Less: comprehensive income attributable to noncontrolling interest	(442)	(907)	(1,266)	(1,751)
Comprehensive income (loss) attributable to TETRA stockholders	$17,283	$787	$3,048	$(8,614)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,941	$48,384
Restricted cash	8,697	8,721
Trade accounts receivable, net of allowances of $5,299 in 2015 and $2,485 in 2014	190,908	226,966
Deferred tax asset, net	351	392
Inventories	181,942	189,357
Assets held for sale	—	2,568
Prepaid expenses and other current assets	27,634	24,463
Total current assets	451,473	500,851
Property, plant, and equipment:
Land and building	79,173	75,200
Machinery and equipment	1,359,786	1,292,734
Automobiles and trucks	51,311	57,035
Chemical plants	180,078	174,108
Construction in progress	6,894	21,483
Total property, plant, and equipment	1,677,242	1,620,560
Less accumulated depreciation	(556,428)	(496,368)
Net property, plant, and equipment	1,120,814	1,124,192
Other assets:
Goodwill	293,278	293,866
Patents, trademarks and other intangible assets, net of accumulated amortization of $46,095 in 2015 and $39,754 in 2014	99,813	105,967
Deferred tax assets, net	1,974	1,791
Other assets	36,293	40,966
Total other assets	431,358	442,590
Total assets	$2,003,645	$2,067,633

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$79,720	$119,240
Unearned income	58,884	70,688
Accrued liabilities	86,986	85,681
Current portion of long-term debt	90,000	90,074
Decommissioning and other asset retirement obligations	11,521	12,758
Total current liabilities	327,111	378,441
Long-term debt, net of current portion	846,112	844,961
Deferred income taxes	9,538	10,525
Decommissioning and other asset retirement obligations, net of current portion	47,887	49,983
Other liabilities	17,953	18,122
Total long-term liabilities	921,490	923,591
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 82,924,318 shares issued at June 30, 2015 and 82,322,876 shares issued at December 31, 2014	829	823
Additional paid-in capital	244,053	241,166
Treasury stock, at cost; 2,731,509 shares held at June 30, 2015, and 2,672,930 shares held at December 31, 2014	(16,664)	(16,419)
Accumulated other comprehensive income (loss)	(33,644)	(26,215)
Retained earnings	180,835	170,358
Total TETRA stockholders' equity	375,409	369,713
Noncontrolling interests	379,635	395,888
Total equity	755,044	765,601
Total liabilities and equity	$2,003,645	$2,067,633

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$11,743	$(7,640)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	77,410	45,047
Provision (benefit) for deferred income taxes	(953)	(12,932)
Equity-based compensation expense	4,197	3,273
Provision for doubtful accounts	1,354	(10)
Excess decommissioning and abandoning costs	6	18,965
Other non-cash charges and credits	(109)	(3,272)
Gain on sale of assets	(2,306)	(239)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	31,137	10,198
Inventories	6,148	8,979
Prepaid expenses and other current assets	(2,092)	3,820
Trade accounts payable and accrued expenses	(43,079)	6,536
Decommissioning liabilities, net	(4,411)	(29,766)
Other	3,117	(2,339)
Net cash provided by operating activities	82,162	40,620
Investing activities:
Purchases of property, plant, and equipment	(73,269)	(52,240)
Acquisition of businesses, net of cash acquired	—	(18,337)
Proceeds on sale of property, plant, and equipment	3,943	4,250
Other investing activities	(323)	(935)
Net cash used in investing activities	(69,649)	(67,262)
Financing activities:
Proceeds from long-term debt	203,871	76,450
Principal payments on long-term debt	(203,045)	(47,626)
CCLP distributions	(18,723)	(2,508)
Proceeds from exercise of stock options	101	391
Other financing activities	(244)	(369)
Net cash provided by (used in) financing activities	(18,040)	26,338
Effect of exchange rate changes on cash	(916)	(881)
Decrease in cash and cash equivalents	(6,443)	(1,185)
Cash and cash equivalents at beginning of period	48,384	38,754
Cash and cash equivalents at end of period	$41,941	$37,569
Supplemental cash flow information:
Interest paid	$28,418	$8,916
Income taxes paid	4,814	6,972

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

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation. These reclassifications include the final allocation of the purchase price of CSI. See Note B - Acquisitions for further discussion.

Beginning in 2014, and continuing into mid-2015, significant decreases in oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating additional uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in the current capital markets is more limited and costly. Accordingly, we continue to implement cost reduction measures designed to lower our cost structure in the current market environment, and have taken other steps to improve our operating cash flows. In addition, we are considering certain financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our credit agreement, repay or refinance certain of our senior notes, and generate additional liquidity. We believe the steps taken have enhanced our operating cash flows and will continue to enhance our operating cash flows in the future. As a result, we believe that, despite the current industry environment and activity levels, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through June 30, 2016, including the repayment of the $90.0 million principal amount of the Series 2006-A Senior Notes, which mature in April 2016. However, we cannot predict how an extended period of low commodity prices will affect our operations and liquidity levels.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For further discussion of fair value measurements in connection with the allocation of the purchase price of the CSI acquisition, see Note B - Acquisitions. Actual results could differ from those estimates, and such differences could be material.

Cash Equivalents

We consider all highly liquid cash investments, with a maturity of three months or less when purchased, to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of June 30, 2015 consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value. The cost of finished goods, raw materials, and parts and supplies are determined using the weighted average method. The cost of work in progress is determined using the specific identification method.

Significant components of inventories as of June 30, 2015, and December 31, 2014, are as follows:

	June 30, 2015	December 31, 2014
	(In Thousands)
Finished goods	$54,502	$62,188
Raw materials	3,318	5,005
Parts and supplies	53,282	51,229
Work in progress	70,840	70,935
Total inventories	$181,942	$189,357

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

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Number of weighted average common shares outstanding	79,165	78,525	79,037	78,416
Assumed exercise of stock awards	750	—	469	—
Average diluted shares outstanding	79,915	78,525	79,506	78,416

For the three and six month periods ended June 30, 2015, the average diluted shares outstanding excludes the impact of 3,618,107 and 3,494,752, respectively, of average outstanding stock awards that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the three and six month periods ended June 30, 2014, the average diluted shares outstanding excludes the impact of all outstanding stock awards, as the inclusion of these shares would have been antidilutive due to the net losses recorded during the periods.

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of lease rental income pursuant to operating lease arrangements for compressors and other equipment assets. For the three and six month periods ended June 30, 2015 and 2014, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Rental revenue	$38,242	$5,995	$91,017	$13,511
Cost of rental revenue	$22,812	$2,119	$44,341	$4,046

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(1.5) million and $(2.2) million during the three and six month periods ended June 30, 2015, respectively, and $(0.2) million and $(0.9) million during the three and six months ended June 30, 2014 , respectively.

Income Taxes

Our consolidated effective tax rates for the three and six month periods ended June 30, 2015, include the effects of changes in our expected valuation allowance at the end of 2015 related to our deferred tax assets, such as our U.S. net operating loss carryforward. In 2014, we increased our valuation allowance, primarily on our U.S. deferred tax assets after considering all available positive and negative evidence related to the realizability of our deferred tax assets. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill. The fair value of our financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term Senior Notes and Senior Secured Notes (as such terms are herein defined) at June 30, 2015 and December 31, 2014, were approximately $194.2 million and $310.7 million, respectively, compared to carrying amounts of $265.0 million and $305.0 million, respectively, as current interest rates on those dates were different than the stated interest rates on the Senior Notes and Senior Secured Notes. The fair values of the CCLP Senior Notes (as herein defined) at June 30, 2015 and December 31, 2014, respectively, were approximately $336.9 million (a level 2 fair value measurement) and $354.9 million compared to a face amount of approximately $350.0 million (See Note C - Long-Term Debt and Other Borrowings, for further discussion). We calculate the fair values of our Senior Notes and Senior Secured Notes as of June 30, 2015 (excluding the CCLP Senior Notes, which are publicly traded) internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

The fair value of the liability for the WIT Water Transfer, LLC (acquired in January 2014 and doing business as TD Water Transfer) contingent purchase price consideration at June 30, 2015, was $0. We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the TD Water Transfer share purchase agreement based upon a probability weighted calculation using the actual and anticipated earnings of the acquired operations (a level 3 fair value measurement). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of June 30, 2015 and December 31, 2014, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$128	—	128	—
Liability for foreign currency derivative contracts	(145)	—	(145)	—
Acquisition contingent consideration liability	—	—	—	—
Net liability	$(17)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	—	—
Liability for foreign currency derivative contracts	(174)	—	(174)	—
Acquisition contingent consideration liability	—	—	—	—
Net liability	$(174)

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statements - Extraordinary and Unusual Items” (Sub-Topic 225-20), which eliminates from U.S. GAAP the concept of extraordinary items. The guidance eliminates the separate presentation of extraordinary items on the income statement, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or occurring infrequently. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and may be applied prospectively or retrospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”.  The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods and is to be applied retrospectively.  Early adoption is permitted. We plan to adopt this change retrospectively, and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – ACQUISITIONS

Acquisition of Compressor Systems, Inc.

On August 4, 2014, a subsidiary of CCLP acquired all of the outstanding capital stock of CSI, for $825.0 million cash (the "CSI Acquisition"). Prior to the acquisition, CSI owned one of the largest fleets of natural gas compressor packages in the United States. Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that covers compression needs throughout the entire natural gas production and transportation cycle to natural gas and oil producing clients. CSI derives revenues through three primary business lines: compression and related services, equipment and parts sales, and aftermarket services. Strategically, the acquisition affords the Compression Division the opportunity to capture significant synergies associated with its product and service offerings and its fabrication operations, to further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

Our allocation of the purchase price to the estimated fair value of the CSI net assets is as follows (in thousands):

Current assets	$101,411
Property and equipment	571,706
Intangible assets	68,000
Goodwill	161,387
Total assets acquired	902,504

Current liabilities	77,504
Total liabilities assumed	77,504
Net assets acquired	$825,000
The allocation of purchase price includes approximately $161.4 million allocated to deductible goodwill recorded, and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. Adjustments to the allocation of purchase price affecting inventory, property, plant, and equipment, intangible assets, and other current assets and liabilities have been reflected in the accompanying consolidated balance sheets as of June 30, 2015 and December 31, 2014. The adjustment to the previously presented goodwill balance as of December 31, 2014 was $0.1 million. These adjustments to the allocation of purchase price for long-lived assets did not have a material impact on the depreciation and amortization of these assets. The acquired property, plant, and equipment is stated at fair value, and depreciation on the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 16 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets represent approximately $33.7 million for the trademark/trade name, approximately $21.4 million for customer relationships, and approximately $12.9 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. These identified intangible assets are recorded net of approximately $9.7 million of accumulated amortization as of June 30, 2015.

For the three month period ended June 30, 2015, our revenues, depreciation and amortization, and pretax earnings, excluding $8.0 million of allocated interest and administrative expense, included $96.3 million, $16.5 million, and $6.7 million, respectively, associated with the CSI Acquisition. For the six month period ended June 30, 2015, our revenues, depreciation and amortization, and pretax earnings, excluding $15.8 million of allocated interest and administrative expense, included $167.5 million, $32.4 million, and $13.6 million, respectively, associated with the CSI Acquisition. Approximately $16.6 million of deferred financing costs related to the CSI Acquisition were incurred as of the acquisition date and included in other assets and will be amortized over the term of the related debt. An additional $9.3 million of interim financing costs related to the CSI Acquisition were incurred and reflected in other expense during the year ended December 31, 2014.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2014	2014
	(In Thousands, Except Per Share Amounts)

Revenues	$319,807	$625,696
Depreciation, amortization, and accretion	$36,892	$74,616
Gross profit	$48,404	$89,176

Net income (loss)	$(4,496)	$(11,303)
Net income (loss) attributable to TETRA stockholders	$(5,607)	$(14,612)

Per share information:
Net income (loss) attributable to TETRA stockholders
Basic	$(0.07)	$(0.19)
Diluted	$(0.07)	$(0.19)

NOTE C – LONG-TERM DEBT AND OTHER BORROWINGS

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

Long-term debt consists of the following:

		June 30, 2015	December 31, 2014
		(In Thousands)

TETRA	Scheduled Maturity
Bank revolving line of credit facility	September 30, 2019	$92,900	$90,000
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	—	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	35,000
Secured Notes	April 1, 2017	50,000	—
Other		—	74
TETRA Total debt		357,900	395,074
Less current portion		(90,000)	(90,074)
TETRA Total long-term debt		$267,900	$305,000

CCLP
CCLP Bank Credit Facility	August 4, 2019	233,000	195,000
CCLP 7.25% Senior Notes (presented net of unamortized discount of $4.8 million as of June 30, 2015 and December 31, 2014)	August 15, 2022	345,212	344,961
CCLP total long-term debt		578,212	539,961
Consolidated total long-term debt		$846,112	$844,961

We and CCLP are in compliance with all covenants and conditions of our respective debt agreements as of June 30, 2015.

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

The principal portion of each of the Senior Secured Notes consists of tranches that bear interest at LIBOR, as defined in the Note Purchase Agreement, plus an applicable margin ("LIBOR Tranches") and tranches that bear interest at the Base Rate plus an applicable margin ("Base Rate Tranches"), as we may request in accordance with the Note Purchase Agreement. The initial Senior Secured Note consists of a LIBOR Tranche and the interest rate at closing and as of June 30, 2015 is 3.94% per annum. We may convert the LIBOR Tranche into a Base Rate Tranche in accordance with the Note Purchase Agreement. The Note Purchase Agreement contains customary covenants and default and cross-default provisions consistent with the agreements governing our other TETRA indebtedness.

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

The values of our asset retirement obligations for non-Maritech properties were approximately $8.7 million and $8.4 million as of June 30, 2015 and December 31, 2014, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the asset.

The changes in the asset retirement obligations during the three and six month periods ended June 30, 2015, are as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(In Thousands)
Beginning balance for the period, as reported	$62,640	$62,741
Activity in the period:
Accretion of liability	422	841
Retirement obligations incurred	—	—
Revisions in estimated cash flows	191	237
Settlement of retirement obligations	(3,845)	(4,411)
Ending balance	$59,408	$59,408

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

Derivative Contracts

Foreign Currency Derivative Contracts. As of June 30, 2015, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$2,403	1.12	7/17/2015
Forward purchase pounds sterling	$7,491	1.57	7/17/2015
Forward sale Canadian dollar	$2,918	1.25	7/17/2015
Forward sale Mexican peso	$7,617	15.71	7/17/2015
Forward sale Norwegian krone	$1,640	7.84	7/17/2015
Forward sale Saudi Arabia Riyal	$1,000	3.75	7/17/2015
Forward sale Canadian dollar	$780	1.25	7/17/2015
Forward sale Mexican peso	$2,066	15.71	7/17/2015

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of June 30, 2015 and December 31, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at June 30, 2015	Fair Value at December 31, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$128	$—
Forward sale contracts	Current liabilities	(115)	(91)
Forward purchase contracts	Current liabilities	(30)	(83)
Net liability		$(17)	$(174)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2015, we recognized approximately $0.2 million and $0.3 million, respectively, of net gains in other income (expense) associated with our foreign currency derivative program.

NOTE F – EQUITY

Changes in equity for the three and six month periods ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,
	2015			2014
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$356,679	$387,916	$744,595	$548,062	$41,585	$589,647
Net income (loss)	14,925	442	15,367	(2,457)	907	(1,550)
Foreign currency translation adjustment, including taxes of $0 in 2015 and taxes of $(750) in 2014	2,358	—	2,358	3,244	—	3,244
Comprehensive income (loss)	17,283	442	17,725	787	907	1,694
Exercise of common stock options	(183)	—	(183)	105	—	105
Distributions to public unitholders	—	(9,450)	(9,450)	—	(1,265)	(1,265)
Equity-based compensation	1,874	727	2,601	1,184	235	1,419
Treasury stock and other	(244)	—	(244)	(352)	(34)	(386)
Tax adjustment upon cancellation of stock options	—	—	—	(132)	—	(132)
Ending balance as of June 30	$375,409	$379,635	$755,044	$549,654	$41,428	$591,082

	Six Months Ended June 30,
	2015			2014
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$369,713	$395,888	$765,601	$555,541	$41,957	$597,498
Net income (loss)	10,477	1,266	11,743	(9,391)	1,751	(7,640)
Foreign currency translation adjustment, including taxes of $0 in 2015 and taxes of $446 in 2014	(7,429)	—	(7,429)	777	—	777
Comprehensive Income (loss)	3,048	1,266	4,314	(8,614)	1,751	(6,863)
Exercise of common stock options	101	—	101	391	—	391
Distributions to public unitholders	—	(18,723)	(18,723)	—	(2,508)	(2,508)
Equity-based compensation	2,993	1,204	4,197	2,836	437	3,273
Treasury stock and other	(244)		(244)	(368)	(209)	(577)
Tax adjustment upon cancellation of stock options	(202)	—	(202)	(132)	—	(132)
Ending balance as of June 30	$375,409	$379,635	$755,044	$549,654	$41,428	$591,082

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

NOTE H – INDUSTRY SEGMENTS

We manage our operations through five reporting segments organized into four divisions: Fluids, Production Testing, Compression, and Offshore.

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

The Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the Division's facilities as well as the sale of compressor package parts and components manufactured by third-party suppliers. The Compression Division's aftermarket services business provides compressor package reconfiguration and maintenance services. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. As a result of the August 4, 2014 acquisition of CSI, we have significantly expanded the scope of our Compression Division.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$99,930	$78,905	$164,924	$152,325
Production Testing Division	—	—	—	—
Compression Division	48,968	2,065	67,119	3,902
Offshore Division
Offshore Services	360	354	595	473
Maritech	394	1,547	1,900	2,923
Total Offshore Division	754	1,901	2,495	3,396
Consolidated	$149,652	$82,871	$234,538	$159,623

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Services and rentals
Fluids Division	$23,026	$37,423	57,308	$69,163
Production Testing Division	33,692	41,292	69,601	84,306
Compression Division	77,487	29,950	162,225	57,877
Offshore Division
Offshore Services	35,371	55,887	46,919	91,098
Maritech	—	—	—	—
Intersegment eliminations	(2,909)	(4,934)	(3,180)	(6,721)
Total Offshore Division	32,462	50,953	43,739	84,377
Consolidated	$166,667	$159,618	$332,873	$295,723

Interdivision revenues
Fluids Division	$18	$322	$31	$307
Production Testing Division	1,150	1,085	2,342	1,709
Compression Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Interdivision eliminations	(1,168)	(1,407)	(2,373)	(2,016)
Consolidated	$—	$—	$—	$—

Total revenues
Fluids Division	$122,974	$116,650	$222,263	$221,795
Production Testing Division	34,842	42,377	71,943	86,015
Compression Division	126,455	32,015	229,344	61,779
Offshore Division
Offshore Services	35,731	56,241	47,514	91,571
Maritech	394	1,547	1,900	2,923
Intersegment eliminations	(2,909)	(4,934)	(3,180)	(6,721)
Total Offshore Division	33,216	52,854	46,234	87,773
Interdivision eliminations	(1,168)	(1,407)	(2,373)	(2,016)
Consolidated	$316,319	$242,489	$567,411	$455,346

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
Income (loss) before taxes
Fluids Division	$32,583	$17,059	$50,320	$35,536
Production Testing Division	(472)	(249)	(433)	(3,047)
Compression Division	1,498	5,477	3,904	10,664
Offshore Division
Offshore Services	2,095	1,833	(6,553)	(6,139)
Maritech	(313)	(10,698)	662	(17,237)
Intersegment eliminations	—	—	—	—
Total Offshore Division	1,782	(8,865)	(5,891)	(23,376)
Interdivision eliminations	(12)	3	(10)	6
Corporate Overhead(1)	(17,271)	(15,919)	(31,837)	(32,960)
Consolidated	$18,108	$(2,494)	$16,053	$(13,177)

	June 30,
	2015	2014
	(In Thousands)
Total assets
Fluids Division	$408,144	$493,793
Production Testing Division	208,929	333,531
Compression Division	1,261,051	233,956
Offshore Division
Offshore Services	134,422	170,663
Maritech	27,267	20,727
Total Offshore Division	161,689	191,390
Corporate Overhead and eliminations	(36,168)	29,596
Consolidated	$2,003,645	$1,282,266

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In Thousands)
General and administrative expense	$11,688	$10,064	$20,537	$21,458
Depreciation and amortization	254	527	512	1,081
Interest expense	4,415	4,610	9,412	9,141
Other general corporate (income) expense, net	914	718	1,376	1,280
Total	$17,271	$15,919	$31,837	$32,960

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

Business Overview

Despite continuing market challenges and increased competition levels for certain of our businesses as a result of low oil and natural gas prices, consolidated revenues and earnings during the second quarter of 2015 increased compared to the second quarter of 2014. This improved consolidated financial performance was driven by the impact of the Compression Division's August 4, 2014 acquisition of Compression Services, Inc. ("CSI"), the overall impact of ongoing company-wide cost reduction efforts, and the increased clear brine fluids ("CBF") and completion services activity of our Fluids Division, which introduced a new completion fluids technology during the first half of 2015. However, current decreased activity levels by many of our U.S. customers, which are expected to continue, have particularly affected our Offshore Services segment, Production Testing Division, and certain operations of our Fluids and Compression Divisions, prompting us to make significant reductions in our operating and administrative cost structures for these businesses. These cost reduction actions, which have included reductions in headcount, renegotiation of vendor contracts, and other cost restructuring measures, have contributed to improved profitability for certain of these businesses despite decreased revenues. The impact of these cost reduction actions, as well as the continued efforts to further reduce costs, are expected to continue to mitigate the impact of the current uncertain market environment on our financial performance. Certain of our businesses have been less affected by the current market activity levels, including the chemicals manufacturing and offshore completion services portion of our Fluids Division operations, certain of our international operations, and the medium- and high-horsepower operations of our Compression Division, each of which are less dependent on onshore domestic drilling, completion, and production enhancement activity levels. As a result of these factors, as well as the impact of the CSI acquisition and decreased Maritech excess decommissioning costs, our consolidated revenues and gross profit increased 30.4% and 96.9%, respectively, during the second quarter of 2015 compared to the corresponding prior year period.

With the acquisition by CCLP of CSI (the "CSI Acquisition"), we effected a significant change in the composition of our consolidated operations and our consolidated capital structure. Consolidated results of operations for the quarter ended June 30, 2015, reflect the impact of the CSI Acquisition, as the operations of CSI contributed revenues of approximately $96.3 million and pretax earnings (excluding allocated interest and administrative expense) of approximately $6.7 million. Primarily as a result of increased borrowings by CCLP to fund the purchase price of the CSI Acquisition, net interest expense for the quarter ended June 30, 2015 also increased by approximately $7.7 million compared to the prior year period. The issuance of the CCLP 7.25% Senior Notes (the "CCLP Senior Notes") and borrowings under the CCLP Credit Agreement have resulted in increased levels of our consolidated debt. However, we do not analyze or manage our capital structure on a consolidated basis, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. Approximately $578.2 million of our consolidated debt balance is owed by CCLP, and is to be serviced by CCLP's existing cash balances and the future cash provided by CCLP's operations (less its capital expenditures) and is secured by the assets of CCLP.

The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service our and its respective capital debt structures.

	June 30, 2015
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated

Cash, excluding restricted cash	$8,662	$33,279	$—	$41,941
Affiliate receivables	7,351	—	(7,351)	—
Other current assets	234,322	175,210	—	409,532
Property, plant and equipment, net	415,243	705,571	—	1,120,814
Other assets, including investment in CCLP	261,448	309,339	(139,429)	431,358
Total assets	$927,026	$1,223,399	$(146,780)	$2,003,645

Affiliate payables	$—	$7,351	$(7,351)	$—
Current portion of long-term debt	90,000	—	—	90,000
Other current liabilities	119,691	117,420	—	237,111
Long-term debt, net	267,900	578,212	—	846,112
Other non-current liabilities	74,026	1,352	—	75,378
Total equity	375,409	519,064	(139,429)	755,044
Total liabilities and equity	$927,026	$1,223,399	$(146,780)	$2,003,645

TETRA’s debt is serviced by its existing cash balances and cash provided from operating activities (excluding CCLP), less cash capital expenditures (excluding CCLP), and is supplemented by the distributions we receive from CCLP. During the six months ended June 30, 2015, consolidated cash provided from operating activities was $82.2 million, which included approximately $52.2 million generated by CCLP. Our cash provided from operating activities is reduced by the amount we spend for Maritech decommissioning liabilities, which was $4.4 million during the six months ended June 30, 2015. During the first half of 2015, consolidated cash capital expenditures were $73.3 million, which included $57.1 million expended by CCLP. In addition, during the first six months of 2015 we received $15.0 million from CCLP as our share of CCLP distributions.

Given the lower demand for certain of our products and services in the current oil and natural gas services market environment, the expected level of future consolidated operating cash flows, which we have historically used to fund the growth of our businesses, has become more uncertain. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating steps, including cost structure rationalization, working capital management, and capital structure enhancements designed to strengthen our consolidated balance sheet. Our consolidated operating cash flows during the six months ended June 30, 2015, increased to $82.2 million, an increase of $41.5 million, or 102.3%, over the prior year period. Our consolidated operating cash flows not only reflect the acquisition of CSI, but also the impact of the fiscal management steps noted above and the growth of certain of our businesses. Net cash flows utilized by investing activities were $69.6 million during the six months ended June 30, 2015, and included approximately $57.2 million of capital expenditures by our Compression Division, compared to $67.3 million during the prior year period. Excluding the growth in Compression Division capital expenditures as a result of the CSI Acquisition, our capital expenditure levels reflect our efforts to defer or reduce capital expenditure projects in the current market environment. Key objectives associated with our capital structure (excluding the capital structure of CCLP) include the ongoing management of the amounts outstanding and available under our bank revolving credit facility and repayment of the April 2016 maturity of $90.0 million of our Senior Notes. CCLP plans to continue its 2015 capital expenditure program, using its cash and available capacity under its revolving bank credit facility (the "CCLP Credit Agreement"), while monitoring demand levels for its compression products and services in the current environment. TETRA's future consolidated operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech decommissioning and abandonment obligations. The amount of recorded liability for these remaining obligations is approximately $50.8 million as of June 30, 2015. Approximately $11.5 million of this amount is expected to be performed during the twelve month period ending June 30, 2016, with the timing of a portion of this work being discretionary.

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

In our most recent annual goodwill impairment assessment as of December 31, 2014, based on our qualitative assessment, we determined that it was "more likely than not" that the fair values of one or more of our reporting units were less than their respective carrying values. As a result of the goodwill assessment analysis described above, as of December 31, 2014, we recorded an impairment of the entire $3.9 million of recorded goodwill for our Offshore Services reporting unit and a partial impairment of $60.4 million of the goodwill of our Production Testing reporting unit. As of June 30, 2015, our Fluids, Production Testing, and Compression reporting units reflect goodwill in the amounts of $6.6 million, $53.3 million, and $233.4 million, respectively. During the first six months of 2015, global oil and natural gas commodity prices continued to be decreased compared to the prior year period. The decreased levels in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for products and services of each of our reporting units. As of June 30, 2015, our stock price had decreased slightly compared to December 31, 2014, resulting in an overall reduction in our market capitalization. As part of the first step of our second quarter 2015 goodwill impairment testing, we updated our assessment of the future cash flows for each of our reporting units as of June 30, 2015, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. Our Maritech and Offshore Services reporting units are excluded because they have no recorded goodwill. We calculated a present value of the respective cash flows for each of our other reporting units to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate these values. Based on these updated assumptions, we determined that the fair value of our Fluids reporting unit was significantly in excess of its carrying value. Because the fair values of our Production Testing and Compression reporting units exceeded their respective carrying values by approximately 5% and 6%, there is a reasonable possibility that the $53.3 million and $233.4 million, respectively, of goodwill for these reporting units may be impaired in a future period as a non-cash charge to earnings, and the amount of such impairments may be material. Specific uncertainties affecting the estimated fair value of our Production Testing and Compression reporting units include the impact of competition, prices of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of future growth of these reporting units. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on the fair values of our Production Testing and Compression reporting units.

Results of Operations

Three months ended June 30, 2015 compared with three months ended June 30, 2014.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$316,319	$242,489	$73,830	30.4%
Gross profit	69,861	35,475	34,386	96.9%
Gross profit as a percentage of revenue	22.1%	14.6%
General and administrative expense	37,472	32,270	5,202	16.1%
General and administrative expense as a percentage of revenue	11.8%	13.3%
Interest expense, net	12,340	4,604	7,736	168.0%
Other (income) expense, net	1,941	1,095	846	77.3%
Income (loss) before taxes	18,108	(2,494)	20,602	826.1%
Income (loss) before taxes as a percentage of revenue	5.7%	(1.0)%
Provision (benefit) for income taxes	2,741	(944)	3,685	390.4%
Net income (loss)	15,367	(1,550)	16,917	1,091.4%
Net (income) loss attributable to noncontrolling interest	(442)	(907)	465
Net income (loss) attributable to TETRA stockholders	$14,925	$(2,457)	$17,382	707.4%

Consolidated revenues for the quarter ended June 30, 2015, increased compared to the prior year period, primarily due to increased revenues for the Compression Division as a result of the August 4, 2014 acquisition of CSI. The CSI Acquisition, which resulted in increased revenues of approximately $96.3 million for the quarter ended June 30, 2015, greatly expands the operations of our Compression Division, allowing it to participate in the compression market at a broader level. In addition, the Fluids Division also reflected increased revenues, primarily due to increased offshore CBF sales and related services. These increases in Compression and Fluids Division revenues were partly offset by decreased revenues in our Production Testing and Offshore Services segments, which were primarily due to the impact of decreased industry demand and activity levels in many of the domestic and international markets we serve, largely caused by decreased oil and natural gas pricing.

Consolidated gross profit increased during the current year quarter compared to the prior year quarter primarily due to the impact of our Fluids Division's increased offshore activity. In addition, Compression Division gross profit increased as a result of the CSI Acquisition. Gross profit from our Production Testing and Offshore Services businesses decreased slightly, despite a significant decrease in revenues from these segments, largely as a result of cost reductions implemented in response to decreased activity levels. Maritech gross profit also increased compared to the prior year period, due to decreased excess decommissioning costs during the current year period.

Consolidated general and administrative expenses increased during the second quarter of 2015 compared to the prior year period, due to the increase in the Compression Division administrative costs following the CSI Acquisition. The increase in the Compression Division general and administrative expenses was partially offset by decreased administrative costs for our Fluids, Production Testing, and Offshore Divisions, as a result of administrative cost reduction efforts by these segments. Corporate Overhead increased compared to the prior year period primarily due to increased incentive and equity compensation costs. However, consolidated general and administrative expense decreased as a percentage of consolidated revenues due to the administrative cost reductions implemented by each of the divisions and due to the increased revenues.

Consolidated interest expense increased due to increased borrowings, primarily from the increased borrowings by the Compression Division, through CCLP, to finance the CSI Acquisition. Compression Division interest expense levels going forward are expected to continue to be increased compared to periods prior to the

CSI Acquisition as a result of borrowings associated with the CSI Acquisition during 2014 and additional subsequent borrowings to fund CCLP capital expenditures.

Consolidated other expense was $1.9 million during the three months ended June 30, 2015 compared to $1.1 million during the prior year period, primarily due to the amortization of deferred financing costs by the Compression Division as a result of borrowings by CCLP to finance the CSI Acquisition.

Our consolidated effective tax rate for the three month period ended June 30, 2015 includes the effect of changes in our expected valuation allowance at the end of 2015 related to our deferred tax assets, such as our U.S. net operating loss carryforward. At December 31, 2014, we increased our valuation allowance primarily on our U.S. deferred tax assets after considering all available positive and negative evidence related to the realizability of our deferred tax assets. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Fluids Division

	Three Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$122,974	$116,650	$6,324	5.4%
Gross profit	40,354	26,273	14,081	53.6%
Gross profit as a percentage of revenue	32.8%	22.5%
General and administrative expense	7,777	9,197	(1,420)	(15.4)%
General and administrative expense as a percentage of revenue	6.3%	7.9%
Interest (income) expense, net	(76)	(103)	(27)
Other (income) expense, net	70	120	50
Income before taxes	$32,583	$17,059	$15,524	91.0%
Income before taxes as a percentage of revenue	26.5%	14.6%

The increase in Fluids Division revenues during the second quarter of 2015 compared to the prior year period was due to approximately $21.0 million of increased product sales revenues, primarily due to increased market share for CBFs and associated products, both in the U.S. and certain international markets. In addition, a portion of the Fluids Division's increased CBF and associated products revenues are from U.S. Gulf of Mexico product sales associated with a new completion fluid technology. The increased CBF sales revenues were partially offset by decreased manufactured product sales compared to the prior year period. The net increase in product sales revenues was partially offset by a $14.7 million decrease in service revenues, primarily due to onshore water management services, which had a decline in revenues due to decreased activity levels as a result of lower oil and natural gas commodity prices.

Fluids Division gross profit during the second quarter of 2015 increased compared to the prior year period primarily due to increased profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products and services. Increased gross profit from the Fluids Division's manufactured products operations were realized despite the decreased revenues, and includes the impact of a $2.6 million insurance claim settlement that was credited to earnings during the current year period. These increases in Fluids Division gross profit more than offset the impact of reduced onshore water management services activity during the current year period. Operating cost reduction efforts also contributed to the improved gross profit compared to the prior year period.

Fluids Division income before taxes increased compared to the prior year period due to the increased gross profit discussed above. In addition, the Fluids Division reduced its administrative cost levels compared to the prior year period, particularly for its onshore water management services operations, in light of current activity levels. The Fluids Division continues to review opportunities to further reduce its administrative costs.

Production Testing Division

	Three Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$34,842	$42,377	$(7,535)	(17.8)%
Gross profit	3,918	4,221	(303)	(7.2)%
Gross profit as a percentage of revenue	11.2%	10.0%
General and administrative expense	4,608	4,764	(156)	(3.3)%
General and administrative expense as a percentage of revenue	13.2%	11.2%
Interest (income) expense, net	14	(57)	(71)
Other (income) expense, net	(232)	(237)	(5)
Income (loss) before taxes	$(472)	$(249)	$(223)	(89.6)%
Income (loss) before taxes as a percentage of revenue	(1.4)%	(0.6)%

Production Testing Division revenues decreased during the second quarter of 2015 compared to the prior year period, primarily due to decreased overall market activity, as increases in Saudi Arabia and Argentina were more than offset by decreases in the U.S., Canadian and Brazilian markets. The impact of increased competition for decreased industry activity negatively affected pricing and our activity levels for services in selected markets in the U.S., although the Division has successfully expanded its domestic customer base compared to the prior year period.

Production Testing Division gross profit as a percentage of revenues increased during the second quarter of 2015 compared to the prior year period due to the impact of cost reduction efforts, which have included headcount reductions and other steps to adjust the Production Testing Division's cost structure in light of current market conditions, particularly in key U.S. markets. Despite these efforts, Production Testing Division gross profit decreased slightly during the second quarter of 2015 compared to the prior year period, due to the market conditions discussed above.

Production Testing Division reported an increased pretax loss compared to the prior year period, primarily due to decreased revenues and gross profit. General and administrative expenses decreased due to administrative cost reductions, primarily reduced headcount and other employee related cost reductions, but were partially offset by approximately $0.9 million of increased bad debt expense. The Division continues to review for opportunities to further reduce its operating and administrative cost levels in light of the current market conditions.

Compression Division

	Three Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$126,456	$32,015	$94,441	295.0%
Gross profit	21,150	11,085	10,065	90.8%
Gross profit as a percentage of revenue	16.7%	34.6%
General and administrative expense	10,531	4,990	5,541	111.0%
General and administrative expense as a percentage of revenue	8.3%	15.6%
Interest (income) expense, net	7,961	145	7,816
Other (income) expense, net	1,160	473	687
Income before taxes	$1,498	$5,477	$(3,979)	(72.6)%
Income before taxes as a percentage of revenue	1.2%	17.1%

Compression Division revenues increased significantly during the second quarter of 2015 compared to the prior year period due to the CSI Acquisition, which generated aggregate revenues of approximately $96.3 million during the 2015 period. Compression services revenues increased $47.4 million, as approximately $48.0 million of compression services and aftermarket services revenues of CSI were partially offset by decreased low-horsepower compression services revenues. Revenues from sales of compressor packages and parts during the second quarter of 2015 increased $46.9 million compared to the prior year period, as $48.3 million of sales of compressors and parts by CSI were partially offset by decreased sales of non-CSI compressors and parts.

Compression Division gross profit increased during the second quarter of 2015 compared to the prior year period, also primarily due to the impact of the CSI Acquisition, which generated approximately $11.8 million of increased gross profit during the second quarter of 2015. CSI gross profit includes approximately $16.5 million of depreciation and amortization expense, which includes the impact from the allocation of the CSI Acquisition purchase price. CCLP is continuing to capture additional synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward and are expected to result in additional cost efficiencies in future periods.

The Compression Division reflected a decrease in pretax earnings during the second quarter of 2015 compared to the prior year period, despite the increased gross profit discussed above. Compression Division administrative expense levels increased compared to the prior year period, primarily due to the impact of the CSI Acquisition and the resulting increased corporate allocated costs, partly mitigated by administrative cost reductions and integration efficiencies. Interest expense increased significantly as a result of the issuance of the CCLP Senior Notes and the increased borrowings by CCLP under the CCLP Credit Agreement to finance a portion of the purchase price of the CSI Acquisition. Increased interest expense levels compared to the periods prior to the CSI Acquisition are expected to continue going forward, due to the borrowings associated with the CSI Acquisition and the funding of ongoing capital expenditures. Other expense increased significantly primarily due to increased foreign currency exchange losses and increased financing cost amortization as a result of the financing for the CSI Acquisition.

Offshore Division

Offshore Services Segment

	Three Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$35,731	$56,241	$(20,510)	(36.5)%
Gross profit	4,690	4,780	(90)	(1.9)%
Gross profit as a percentage of revenue	13.1%	8.5%
General and administrative expense	2,579	2,917	(338)	(11.6)%
General and administrative expense as a percentage of revenue	7.2%	5.2%
Interest (income) expense, net	—	9	(9)
Other (income) expense, net	16	21	(5)
Income before taxes	$2,095	$1,833	$262	14.3%
Income before taxes as a percentage of revenue	5.9%	3.3%

Revenues for the Offshore Services segment decreased during the second quarter of 2015 compared to the prior year quarter due to decreased revenues from its diving, well abandonment, and heavy lift services businesses. Decreased diving and well abandonment activity levels in the U.S. Gulf of Mexico reflected an overall decrease in demand in this market, partly due to property acquisitions by key customers that have resulted in a postponement of certain well abandonment projects. Given the current decreased oil and natural gas commodity price environment, Offshore Services anticipates a continued decrease in demand for its services during the remainder of 2015. Offshore Services revenues during the second quarter of 2015 were also negatively affected by the reduction in work performed for our Maritech segment compared to the prior year period, with $2.9 million of such work being performed during the current year compared to $4.9 million of revenues during the prior year period. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

Gross profit for the Offshore Services segment was consistent with the prior year period despite the impact of decreased activity levels for diving, well abandonment, and heavy lift services as discussed above, as a result of cost reduction measures and process efficiencies that have been implemented, including reducing the size of the segment's vessel and equipment fleets. As a result of these cost reduction and process efficiencies, gross profit as a percentage of revenue increased compared to the prior year period. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment income before taxes increased compared to the prior year period due to decreased general and administrative expenses, primarily from reduced salary and employee related expenses. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Three Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$394	$1,547	$(1,153)	(74.5)%
Gross profit (loss)	3	(10,358)	10,361	100.0%
General and administrative expense	290	340	(50)	(14.7)%
General and administrative expense as a percentage of revenue	73.6%	22.0%
Interest (income) expense, net	26	—	26
Other (income) expense, net	—	—	—
Loss before taxes	$(313)	$(10,698)	$10,385	97.1%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech recorded minimal gross profit during the second quarter of 2015 compared to a gross loss during the prior year period, due to $11.1 million of excess decommissioning costs charged to earnings during the prior year period. Maritech charged no excess decommissioning costs to expense during the current year period.

Maritech’s pretax loss during the second quarter of 2015 decreased compared to the pretax loss during the prior year period primarily due to the minimal gross profit discussed above.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(254)	$(527)	$273	51.8%
General and administrative expense	11,688	10,064	1,624	16.1%
Interest (income) expense, net	4,415	4,610	(195)
Other (income) expense, net	914	718	196
Loss before taxes	$(17,271)	$(15,919)	$(1,352)	(8.5)%

Corporate Overhead pretax loss increased during the second quarter of 2015 compared to the prior year period, primarily due to increased general and administrative expense. Corporate general and administrative expenses increased due to approximately $3.3 million of increased employee-related expenses, due to increased equity and incentive compensation expense. These increased employee related expenses were partially offset by approximately $0.6 million of decreased professional services expenses, and approximately $1.0 million of increased allocated costs. Decreased corporate interest expense was offset by increased other expense.

Results of Operations

Six months ended June 30, 2015 compared with six months ended June 30, 2014.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$567,411	$455,346	$112,065	24.6%
Gross profit	115,947	60,325	55,622	92.2%
Gross profit as a percentage of revenue	20.4%	13.2%
General and administrative expense	72,741	65,690	7,051	10.7%
General and administrative expense as a percentage of revenue	12.8%	14.4%
Interest expense, net	25,226	9,315	15,911	170.8%
Other (income) expense, net	1,927	(1,503)	3,430	(228.2)%
Income (loss) before taxes	16,053	(13,177)	29,230	221.8%
Income (loss) before taxes as a percentage of revenue	2.8%	(2.9)%
Provision (benefit) for income taxes	4,310	(5,537)	9,847	177.8%
Net income (loss)	11,743	(7,640)	19,383	253.7%
Net (income) loss attributable to noncontrolling interest	(1,266)	(1,751)	485
Net income (loss) attributable to TETRA stockholders	$10,477	$(9,391)	$19,868	211.6%

Consolidated revenues for the six month period ended June 30, 2015 increased compared to the prior year period primarily due to increased revenues for the Compression Division as a result of the CSI Acquisition. The CSI Acquisition, which resulted in increased revenues of approximately $167.5 million for the six month period ended June 30, 2015, greatly expanded the operations of our Compression Division, allowing it to participate in the compression market at a broader level. This increase in Compression Division revenues was partly offset by decreased revenues in our Offshore and Production Testing Divisions, which were primarily due to the impact of decreased industry demand and activity levels in many of the domestic and international markets we serve, largely caused by decreased oil and natural gas pricing. Fluids Division revenues increased slightly, as decreased onshore water management services revenues were offset by increased offshore completion services and CBF product sales revenues.

Consolidated gross profit increased during the current year period compared to the prior year period primarily due to the impact of our Compression and Fluids Divisions. Compression Division gross profit increased as a result of the increased operations following the CSI Acquisition. The Fluids Division increase in gross profit was primarily due to the increased revenues and the mix of CBF products and services, particularly for U.S. Gulf of Mexico completion fluids products and services and increased profitability from our manufactured products operations. In addition, our Production Testing Division reflected modest improvement in gross profit, despite decreased revenues, largely as a result of cost reductions implemented in response to decreased activity levels. Maritech gross profit also increased compared to the prior year period, due to decreased excess decommissioning costs during the current year period. These increases in gross profit were partially offset by the decreased profitability of our Offshore Division compared to the prior year period, as a result of a significant decrease in revenues and activity levels.

Consolidated general and administrative expenses increased during the six month period ended June 30, 2015 compared to the prior year period primarily due to the increase in the Compression Division administrative costs following the CSI Acquisition. The increase in the Compression Division general and administrative expenses was partially offset by decreased administrative costs for our Fluids, Production Testing, and Offshore Divisions, as well as decreased Corporate Overhead, primarily as a result of cost reduction efforts by these segments. Consolidated general and administrative expense decreased as a percentage of consolidated revenues due to cost reductions and the increased revenues resulting from the CSI Acquisition.

Consolidated interest expense increased due to increased borrowings, primarily from the increased borrowings by the Compression Division, through CCLP. Compression Division interest expense levels going forward are expected to continue to be increased compared to the periods prior to the CSI Acquisition as a result of borrowings associated with the CSI Acquisition during 2014 and from borrowings associated with subsequent CCLP capital expenditure activity.

Consolidated other expense was $1.9 million during the six months ended June 30, 2015 compared to $1.5 million of other income during the prior year period. Included in other income during the prior year period was a $5.7 million gain associated with the acquisition of the interest in TETRA Arabia that we did not previously own. This gain during the 2014 period was partially offset by a $2.9 million charge associated with the settlement of the pre-existing relationship with the other shareholder during the period. Other expense during the 2015 period includes increased Compression Division financing cost amortization as a result of the financing for the CSI Acquisition

Our consolidated effective tax rate for the six month periods ended June 30, 2015, includes the effect of changes in our expected valuation allowance at the end of 2015 related to our deferred tax assets, such as our U.S. net operating loss carryforward. At December 31, 2014, we increased our valuation allowance primarily on our U.S. deferred tax assets after considering all available positive and negative evidence related to the realizability of our deferred tax assets. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Fluids Division

	Six Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$222,261	$221,795	$466	0.2%
Gross profit	65,720	50,664	15,056	29.7%
Gross profit as a percentage of revenue	29.6%	22.8%
General and administrative expense	15,799	17,975	(2,176)	(12.1)%
General and administrative expense as a percentage of revenue	7.1%	8.1%
Interest (income) expense, net	(84)	(107)	(23)
Other (income) expense, net	(315)	(2,740)	(2,425)
Income before taxes	$50,320	$35,536	$14,784	41.6%
Income before taxes as a percentage of revenue	22.6%	16.0%

Revenues for the Fluids Division increased slightly during the six month period ended June 30, 2015 compared to the prior year period, as approximately $12.4 million of increased product sales revenues were largely offset by $11.9 million of decreased services revenues. Product sales revenues increased primarily from market share gains for domestic offshore CBF and associated products sales. In addition, a portion of the Fluids Division's increased CBF and associated products sales revenues are from U.S. Gulf of Mexico product and services associated with a new completion fluid technology. This increase in domestic offshore product sales revenues more than offset decreased sales of international CBF products. Fluids Division service revenues decreased due to reduced onshore water management services revenues, reflecting the decreased activity levels as a result of lower oil and natural gas prices compared to the prior year period. Partially offsetting these decreased service revenues, offshore completion services revenues increased due to the new offshore completion fluids technology discussed above.

Fluids Division gross profit during the first six months of 2015 increased compared to the prior year period despite the consistent level of revenues, primarily due to improved margins due to the mix of CBF products and services, including the impact of the increased U.S. Gulf of Mexico CBF and completion services revenues. Manufactured products gross profit also increased, partially due to $2.6 million of insurance claim proceeds received and credited to earnings during the current year period. Cost reduction efforts also contributed to the improved gross profit during the current year period compared to the prior year period.

Fluids Division income before taxes increased compared to the prior year period due to the increased gross profit discussed above. Decreased Fluids Division other income was largely offset by decreased Fluids Division general and administrative costs, due to administrative cost reductions, primarily associated with the decreased water management operations. Other income decreased due to a $2.7 million allocated portion of the remeasurement gain recorded in the prior year period from our January 2014 acquisition of the remaining interest in TETRA Arabia. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value measurement of our previous investment in TETRA Arabia. No such gain was recorded in the current year period, thus resulting in the decrease in other income.

Production Testing Division

	Six Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$71,944	$86,015	$(16,413)	(19.1)%
Gross profit	6,777	6,375	402	6.3%
Gross profit as a percentage of revenue	9.7%	7.4%
General and administrative expense	8,702	10,409	(1,707)	(16.4)%
General and administrative expense as a percentage of revenue	12.5%	12.1%
Interest (income) expense, net	5	(59)	64
Other (income) expense, net	(1,497)	(928)	(569)
Income (loss) before taxes	$(433)	$(3,047)	$2,614	85.8%
Income (loss) before taxes as a percentage of revenue	(0.6)%	(3.5)%

Production Testing Division revenues decreased during the first six months of 2015 compared to the prior year period, primarily due to decreased overall market activity, as increases in Saudi Arabia and Argentina were more than offset by decreases in the Canadian, U.S., and Iraqi markets. The impact of increased competition for decreased industry activity negatively affected pricing and our activity levels for services in selected markets in the U.S. and in certain international markets, although the Division has successfully expanded its domestic customer base compared to the prior year period.

Production Testing Division gross profit increased during the first six months of 2015 compared to the prior year period, despite the market conditions discussed above, due to the impact of cost reduction efforts, which have included headcount reductions and other steps to adjust the Production Testing Division's cost structure in light of the current market conditions, particularly in key U.S. markets. As a percentage of revenues, gross profit increased primarily due to the reduced revenues discussed above.

Production Testing Division reported a decreased pretax loss compared to the prior year period, primarily due to administrative employee cost reductions and the increase in gross profit discussed above. The impact of administrative cost reductions was partially offset by $1.1 million of increased bad debt expense. In addition, other income increased due to approximately $0.7 million of increased gains on sales of assets, partly offset by increased foreign currency losses.

Compression Division

	Six Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$229,344	$61,779	$167,565	271.2%
Gross profit	43,937	21,050	22,887	108.7%
Gross profit as a percentage of revenue	19.2%	34.1%
General and administrative expense	21,769	9,082	12,687	139.7%
General and administrative expense as a percentage of revenue	9.5%	14.7%
Interest (income) expense, net	15,867	304	15,563
Other (income) expense, net	2,397	1,000	1,397
Income before taxes	$3,904	$10,664	$(6,760)	(63.4)%
Income before taxes as a percentage of revenue	1.7%	17.3%

Compression Division revenues increased significantly during the first six months of 2015 compared to the prior year period due to the CSI Acquisition, which generated aggregate revenues of approximately $167.5 million during the 2015 period. Approximately $101.9 million of the $104.3 million increase in compression service revenues were generated by the compression services and aftermarket services revenues of CSI, with the remaining increase primarily a result of increased low-horsepower compression services revenues, mostly in liquids-rich resource play reservoirs. Revenues from sales of compressor packages and parts during the first six months of 2015 increased $63.2 million compared to the prior year period, with $65.7 million of increase related to sales of compressors and parts by CSI partially offset by decreased sales of non-CSI compressors and parts.

Compression Division gross profit increased during the first six months of 2015 compared to the prior year period, also primarily due to the impact of the CSI Acquisition, which generated approximately $24.3 million of increased gross profit during the first half of 2015. CSI gross profit includes approximately $32.4 million of depreciation and amortization expense, which includes the impact from the allocation of the CSI Acquisition purchase price. CCLP is continuing to capture additional synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward and are expected to result in additional cost efficiencies in future periods.

The Compression Division reflected a decrease in pretax earnings during the first six months of 2015 compared to the prior year period, despite the significantly increased gross profit discussed above. Compression Division administrative expense levels increased compared to the prior year period, primarily due to the impact of the CSI Acquisition and the resulting increased corporate allocated costs, partly mitigated by administrative cost decreases and integration efficiencies. Interest expense increased significantly as a result of the issuance of the CCLP Senior Notes and the increased borrowings by CCLP under the CCLP Credit Agreement to finance a portion of the purchase price of the CSI Acquisition. Increased interest expense levels compared to the periods prior to the CSI Acquisition are expected to continue going forward, due to the borrowings associated with the CSI Acquisition and the funding of ongoing capital expenditures. Other expense increased primarily due to increased financing cost amortization as a result of the financing for the CSI Acquisition.

Offshore Division

Offshore Services Segment

	Six Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$47,515	$91,571	$(44,056)	(48.1)%
Gross profit (loss)	(1,279)	(204)	(1,075)	(527.0)%
Gross profit (loss) as a percentage of revenue	(2.7)%	(0.2)%
General and administrative expense	5,322	6,015	(693)	(11.5)%
General and administrative expense as a percentage of revenue	11.2%	6.6%
Interest (income) expense, net	—	36	(36)
Other (income) expense, net	(48)	(116)	(68)
Loss before taxes	$(6,553)	$(6,139)	$(414)	(6.7)%
Loss before taxes as a percentage of revenue	(13.8)%	(6.7)%

Revenues for the Offshore Services segment decreased significantly during the first six months of 2015 compared to the prior year period due to decreased revenues from its diving, well abandonment, and heavy lift services businesses. Decreased diving and well abandonment activity levels in the U.S. Gulf of Mexico reflected an overall decrease in demand in this market, partly due to property acquisitions by key customers that have resulted in a postponement of certain well abandonment projects. Given the current decreased oil and natural gas commodity price environment, the Offshore Services segment anticipates a continued decrease in demand for its services during the remainder of 2015 compared to the prior year period. Offshore Services revenues during the first six months of 2015 were also negatively affected by the reduction in work performed for our Maritech segment compared to the prior year period, with $3.2 million of such work being performed during the current year period compared to $6.7 million of revenues during the prior year period. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

Gross loss for the Offshore Services segment increased compared to the prior year period due to the impact of decreased activity levels for diving, well abandonment, and heavy lift services as discussed above. However, the increased gross loss for the period was reduced as a result of cost reduction measures and process efficiencies that were implemented during the current and prior year period, including reducing the size of the segment's vessel and equipment fleets. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment loss before taxes increased compared to the prior year period due to the increased gross loss discussed above and despite decreased general and administrative expenses. The Offshore Services segment continues to review its administrative cost structure, and made additional headcount reductions and process efficiency actions during the current year period.

Maritech Segment

	Six Months Ended June 30,		Period to Period Change
	2015	2014	20145vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$1,900	$2,923	$(1,023)	(35.0)%
Gross profit (loss)	1,301	(16,484)	17,785	107.9%
General and administrative expense	613	753	(140)	(18.6)%
General and administrative expense as a percentage of revenue	32.3%	25.8%
Interest (income) expense, net	26	—	26
Other (income) expense, net	—	—	—
Income (loss) before taxes	$662	$(17,237)	$17,899	103.8%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech recorded gross profit during the first six months of 2015 compared to a gross loss during the prior year period, due to $19.0 million of excess decommissioning costs charged to earnings during the prior year period. Maritech recorded no excess decommissioning costs to expense during the current year period.

Maritech’s pretax income during the first six months of 2015 compared to the pretax loss during the prior year period is primarily due to the increased gross profit discussed above.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(512)	$(1,081)	$569	52.6%
General and administrative expense	20,537	21,458	(921)	(4.3)%
Interest (income) expense, net	9,412	9,141	271
Other (income) expense, net	1,376	1,280	96
Loss before taxes	$(31,837)	$(32,960)	$1,123	3.4%

Corporate Overhead pretax loss decreased during the first six months of 2015 compared to the prior year period, primarily due to decreased general and administrative expense. Corporate general and administrative expenses decreased, as approximately $2.7 million of increased employee-related expenses, due to increased equity and incentive compensation, was offset by approximately $1.3 million of decreased professional services expenses, and approximately $2.2 million of increased allocated costs to other segments. These decreases were partially offset by increased corporate interest expense, due to increased borrowings outstanding during the current year period. Increased other expense was primarily due to increased foreign currency exchange losses.

Liquidity and Capital Resources

Despite a challenging market environment for a number of our businesses, our consolidated cash flows from operating activities increased during the first six months of 2015 compared to the corresponding prior year period. This increase was due to a number of factors, including the CSI Acquisition, the impact of cost reduction efforts, and from a reduction in Maritech abandonment and decommissioning activities compared to the corresponding prior year period. Approximately $52.2 million of our consolidated operating cash flows during the six months ended June 30, 2015 were generated by CCLP, and we received approximately $15.0 million of distributions from CCLP during the six months ended June 30, 2015 compared to $11.8 million during the corresponding prior year period. Excluding the cash flows from operating activities of CCLP, our cash flows from operating activities, along with the borrowings available under our Credit Agreement are expected to be adequate to fund our capital expenditures and debt service requirements through June 30, 2016, including the repayment of $90.0 million of our 2006-A Senior Notes that mature in April 2016. Although a portion of the increased operating cash flows of CCLP following the CSI Acquisition will be used by CCLP to pay the debt service requirements of the CCLP Senior Notes and CCLP Credit Agreement, CCLP's distributable cash flows following the CSI Acquisition are expected to continue to be increased during the remainder of 2015 compared to the corresponding prior year period. These anticipated increased distributable cash flows of CCLP, along with the impact of the incentive distribution rights owned by CSI Compressco GP Inc., our wholly owned subsidiary, are expected to continue to result in an increase in the quarterly distributions we receive from CCLP going forward compared to the prior year period. Our ability to meet our financial obligations and fund future growth is dependent on future levels of consolidated operating cash flows and the availability of capital resources in uncertain operating and financial markets. Our consolidated sources and uses of cash during the six months ended June 30, 2015 are as follows:

Six Months Ended June 30, 2015
(In Thousands)
Operating activities	$82,162
Investing activities	(69,649)
Financing activities	(18,040)

Our consolidated capital structure changed significantly during 2014 as a result of the CSI Acquisition. Because of the increased level of consolidated debt, it is increasingly important to consider TETRA's capital structure and CCLP's capital structure separately, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with TETRA's debt. (See Financing Activities section below for a complete discussion of the terms of TETRA and CCLP debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $936.1 million as of June 30, 2015. However, approximately $578.2 million of this consolidated debt balance is owed by CCLP and is serviced from the assets and operations of CCLP. Through our 44% ownership interest in CCLP, we receive our share of the distributable cash flows of CCLP through its quarterly distributions. Approximately $33.3 million of the $41.9 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible to us. As of June 30, 2015, CCLP had availability of approximately $160.9 million under its CCLP Credit Agreement, and we had availability of approximately $121.8 million under our Credit Agreement.

Beginning in 2014,significant decreases in oil and natural gas commodity prices have lowered the capital expenditure and operating plans of many of our customers, creating additional uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in the current capital markets is more limited and costly. Accordingly, we continue to implement strategic cost reduction measures designed to lower our cost structure in the current environment, and have taken other steps to improve our operating cash flows. In addition, we are considering certain financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our Credit Agreement, repay or refinance certain of our Senior Notes, and generate additional liquidity. We believe the steps taken have enhanced our operating cash flows and will continue to enhance our operating cash flows in the future. As a result, we believe that despite the current industry environment and activity levels, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through June 30, 2016, including the repayment of the $90.0 million principal amount of the Series 2006-A Senior Notes, which mature in April 2016. However, we cannot predict how an extended period of low commodity prices will affect our operations and liquidity levels.

Operating Activities

Cash flows generated by operating activities totaled $82.2 million during the first six months of 2015 compared to $40.6 million during the corresponding prior year period, an increase of $41.5 million. This increase in operating cash flows was partially due to the increased cash impact of earnings compared to the prior year period. In addition, operating cash flows also increased due to the decrease in the amount spent on Maritech decommissioning activity, as approximately $4.4 million of decommissioning activity was performed during the six months ended June 30, 2015 compared to $29.8 million during the corresponding prior year period.

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. Oil and natural gas prices have been volatile in the past and are expected to continue to be volatile in the future. In addition, as a result of the continued decrease in oil and natural gas commodity prices compared to early 2014, drilling activity related to natural gas wells in North America has decreased. In particular, certain of our Production Testing Division, Compression Division, and Fluids Division operations are vulnerable to the impact of a sustained low natural gas price environment. In addition, decreased worldwide crude oil prices have affected, and are likely to continue to affect, overall industry drilling activity in certain of the other regions in which we operate. If oil and gas industry activity levels decrease in the future, we expect that our levels of operating cash flows will be negatively affected.

During the first half of 2015, we have continued to take steps to reduce operating and administrative headcount for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have resulted in increased operating cash flows and improved profitability. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

As part of its integration of CSI, CCLP is continuing to capture additional strategic and operational synergies identified in connection with the CSI Acquisition. Such synergies include improved utilization of idle equipment, field level cost reductions, and reductions in combined general and administrative expenses. These efforts are designed to improve the efficiency of the combined operations, and are expected to increase operating cash flows.

As of June 30, 2015, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $50.8 million. Approximately $11.5 million of this amount is expected to be performed during the twelve month period ended June 30, 2016, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with offshore platforms that were previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

Asset retirement obligations are recorded in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 410, whereby the estimated fair value of a liability for asset retirement obligations is recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for Maritech asset retirement obligations are considered reasonable estimates consistent with market conditions at the time they are made, and we believe reflect the amount of work legally required to be performed in accordance with Bureau of Safety and Environmental Enforcement ("BSEE") standards, as revised from time to time.

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

Certain remaining Maritech properties were damaged by hurricanes in the past, leaving their production platforms leaning or toppled on the seabed and production tubing from the wells (which may be under high pressure) bent underwater. While the basic procedures involved in the plugging and abandonment of wells and decommissioning of platforms and pipelines and removal of debris is generally similar for these properties, the cost of performing work at these damaged locations is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures. Maritech has one remaining toppled platform as part of its asset retirement obligation as of June 30, 2015. During the performance of asset retirement activities, unforeseen weather or other conditions may extend the duration and increase the cost of the projects, which are normally not done on a fixed price basis, thereby resulting in costs in excess of the original estimate.

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

Investing Activities

During the first six months of 2015, the total amount of our net cash utilized on investing activities was $69.6 million. Total cash capital expenditures during the first six months of 2015 were $73.3 million. Approximately $7.6 million of our capital expenditures during the first six months of 2015 was spent by our Fluids Division, the majority of which related to chemical plant improvements and the purchase of new equipment to support its water management services business. Our Production Testing Division spent approximately $6.0 million on capital expenditures to add to its international production testing equipment fleet. Our Compression Division spent approximately $57.2 million primarily for the expansion of its compressor and equipment fleet for its CSI subsidiary. Our Offshore Services segment spent approximately $2.6 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

Generally, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled in an effort to conserve capital or otherwise address future market conditions. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future. Excluding the capital expenditures of CCLP, we expect to spend approximately $25 to $35 million during 2015, and $16.1 million of this amount was expended during the first half of the year. CCLP expects to spend approximately $105 million during 2015, $57.2 million of which was expended during the first half of the year. The level of capital expenditures during the remainder of 2015 is subject to the impact of possible acquisitions and future market conditions.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities from short-term borrowings, long-term borrowings, operating leases, equity issuances, and other sources of capital.

TETRA Long-Term Debt

Bank Credit Facilities. As of August 7, 2015, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (the "Credit Agreement") of approximately $110.0 million, and had $9.9 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $105.1million. These amounts do not include the impact of the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement.

Under the Credit Agreement, which matures on September 30, 2019, the revolving credit facility is unsecured and guaranteed by our material U.S. subsidiaries (excluding CCLP and its subsidiaries). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.50% to 2.75%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on TETRA's levels of debt and interest cost compared to a defined measure of TETRA's operating cash flows over a twelve month period. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. The maximum leverage ratio decreases to 3.25 as of September 30, 2015, and it will decrease further to 3.0 as of March 31, 2016. Consolidated net earnings under the credit facility is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein. At June 30, 2015, our leverage ratio was 2.38 to 1, compared to 2.88 to 1 at March 31, 2015 and 2.94 to 1 at December 31, 2014.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (not including indebtedness of CCLP) greater than a defined amount. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of TETRA's Credit Agreement as of June 30, 2015. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions and other efforts, to reduce costs and generate cash to mitigate the reduced demand for our products and services. In addition, certain of our businesses have seen increased activity and profitability levels, despite current oil and natural gas prices. Based on our projections for each of the four quarterly periods subsequent to June 30, 2015, and including the impact of these cost reduction efforts and increased activity levels on future estimated operating cash flows, we anticipate that we will have sufficient liquidity to fund the repayment of the $90.0 million principal amount of the Series 2006-A Senior Notes that mature in April 2016, and maintain compliance with the financial covenants under the Credit Agreement through June 30, 2016. We are also reviewing the sale of selected assets and additional financing alternatives as a source of proceeds to further repay or refinance a portion of TETRA's outstanding borrowings. There can be no assurances that these cost reduction or cash generation efforts will be successful, or that market conditions and our operating performance will not further decrease compared to our projections.

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

We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase

Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between TETRA's long-term debt balance and a defined measure of operating cash flow over a twelve month period. These financial ratios include a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. Consolidated net earnings under the Note Purchase Agreements and Master Note Purchase Agreement is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein. Under these note purchase agreements, the financial ratio requirements include a minimum interest coverage ratio of 2.5 and a maximum leverage ratio of 3.5. At June 30, 2015, our leverage ratio was 2.38 to 1.

The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of TETRA indebtedness of $20.0 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of June 30, 2015. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue. Based on our projections for each of the four quarterly periods subsequent to June 30, 2015, and including the impact of these cost reduction efforts and increased activity levels on estimated future operating cash flows, we anticipate that we will have sufficient liquidity to fund the repayment of the $90.0 million principal amount of the Series 2006-A Senior Notes, that mature in April 2016, and be in compliance with the financial covenants under the Note Purchase Agreements and the Master Note Purchase Agreement through June 30, 2016.

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

The Note Purchase Agreement contains customary covenants and restrictions and requires us to comply with certain financial covenants, including a minimum interest coverage ratio of 2.5. These financial ratios also include a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings (as defined in the Note Purchase Agreement)) of 3.5. At June 30, 2015, our leverage ratio was 2.38 to 1.

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

CCLP Long-Term Debt

CCLP’s Bank Credit Facilities. Under CCLP's bank credit agreement (the "CCLP Credit Agreement"), CCLP and CSI Compressco Sub, Inc. are named as the borrowers and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of August 7, 2015, CCLP has a balance outstanding under the CCLP Credit Agreement of $233.0 million, has $6.1 million letters of credit and performance bonds outstanding, and has availability under the CCLP Credit Agreement of $160.9 million.

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

Borrowings under the CCLP Credit Agreement bear interest at a rate per annum equal to, at CCLP's option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by CCLP), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 1.75% and 2.50% per annum and base rate loans will have an applicable margin that will range between 0.75% and 1.50% per annum, each based on CCLP's consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the CCLP Credit Agreement, CCLP is required to pay a commitment fee in respect of the unutilized commitments thereunder at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on CCLP's consolidated total leverage ratio. CCLP is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The CCLP Credit Agreement requires CCLP to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. In addition, the CCLP Credit Agreement includes customary negative covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The CCLP Credit Agreement provides that CCLP can make distributions to holders of its common units, but only if there is no default or event of default under the facility. CCLP is in compliance with all covenants and conditions of the CCLP Credit Agreement as of June 30, 2015.

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

CCLP 7.25% Senior Notes. In August 2014, CCLP, and CSI Compressco Finance Inc., a Delaware corporation and indirect wholly owned subsidiary of CCLP (CSI Compressco Finance and, together with CCLP, the "Issuers"), issued $350.0 million aggregate principal amount of the Issuers’ 7.25% Senior Notes due 2022 (the "CCLP Senior Notes") in a private offering (the "Offering") exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act") pursuant to a Note Purchase Agreement dated July 29, 2014. The CCLP Senior Notes were subsequently registered through a public exchange offer that closed on July 20, 2015.

The obligations under the CCLP Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Securities") were issued pursuant to an indenture described below.

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

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants and conditions of the CCLP Senior Note Purchase Agreement as of June 30, 2015.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we and CCLP fund our respective short-term liquidity requirements from cash generated by our respective operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. TETRA's Credit Agreement, as amended, matures in September 2019, the CCLP Credit Agreement matures in August 2019, TETRA's Senior Notes mature at various dates between April 2016 and December 2020, and the CCLP Senior Notes mature on August 15, 2022. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

Although near-term growth plans have been suspended and are subject to our efforts to conserve cash and rationalize our cost structure during the current period of low oil and natural gas prices, we maintain a long-term growth strategy for our core businesses. As part of our strategic growth plans, we will evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of equity or debt securities. CCLP also continues to pursue its long-term growth objectives, with funding available under its credit facilities, other borrowings, cash generated from the issuance of its common units, as well as its available cash.

CCLP’s Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the six months ended June 30, 2015, CCLP distributed approximately $33.7 million, including approximately $18.7 million to its public unitholders.

Off Balance Sheet Arrangements

As of June 30, 2015, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

The table below summarizes our consolidated contractual cash obligations as of June 30, 2015:

	Payments Due
	Total	2015	2016	2017	2018	2019	Thereafter
	(In Thousands)
Long-term debt	$936,112	$—	$90,000	$115,000	$—	$325,900	$405,212
Interest on debt	207,909	23,919	44,298	41,215	37,250	34,327	26,900
Purchase obligations	141,672	7,610	11,203	11,203	9,328	9,328	93,000
Decommissioning and other asset retirement obligations(1)	59,408	2,612	9,208	34,924	4,014	—	8,650
Operating and capital leases	95,710	8,987	11,442	8,627	7,547	6,877	52,230
Total contractual cash obligations(2)	$1,440,811	$43,128	$166,151	$210,969	$58,139	$376,432	$585,992

(1)
We have estimated the timing of these payments for decommissioning liabilities based upon our plans and the plans of outside operators, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the discounted obligation as of June 30, 2015.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $4.1 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements.

Our consolidated contractual obligations and commitments principally consists of obligations associated with our outstanding indebtedness, CCLP outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. On March 18, 2015, we entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the noteholders (the "Noteholder Representative"), and Wells Fargo Energy Capital, Inc., in its capacity as the sole initial purchaser. The Note Purchase Agreement relates to the issuance and sale of $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes").

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

Interest Rate Risk

Through June 30, 2015, there have been no material changes pertaining to our interest risk rate exposures as disclosed in our Form 10-K for the year ended December 31, 2014.

Exchange Rate Risk

As of June 30, 2015, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, the end of the period covered by this quarterly report.

We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2015, continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including those companies who purchased Maritech properties in the past and assumed the associated decommissioning liabilities. Certain of these oil and gas producing companies who purchased Maritech properties are currently experiencing severe financial difficulties. A portion of the decommissioning liabilities that were assumed as part of the sales of Maritech properties remains unperformed and we believe the amount of these remaining liabilities are significant. We monitor the financial condition of these companies, and if current oil and natural gas pricing levels continue, one or more of these companies may be unable to perform the decommissioning work required on properties they acquired from Maritech. There can be no assurance that Maritech will not become legally responsible to perform decommissioning work on properties it previously sold, resulting in charges to our future earnings and increases to our future operating cash requirements.

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

During the six months ended June 30, 2015, continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including companies that are joint-owners in Maritech oil and gas properties and decommissioning obligations currently owned or from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. Certain of these previous owners of Maritech properties who are obligated to pay Maritech in the future are currently experiencing severe financial difficulties. We are monitoring the financial condition of these companies, and if current oil and natural gas pricing levels continue, one or more of these companies may be unable to fund their portion of the decommissioning work or repay Maritech for contractual amounts owed. Although certain of these decommissioning obligations may not be performed for many years, there can be no assurance that the current oil and gas price environment will not result in charges to our future earnings and increases to our future operating cash requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2015	1,088	(2)	$6.11	—	$14,327,000
May 1 – May 31, 2015	34,551	(2)	6.48	—	14,327,000
June 1 – June 30, 2015	1,269	(2)	7.14	—	14,327,000
Total	36,908			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1	Senior Secured Note due April 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).
4.2
Subsidiary Guaranty dated April 30, 2015, executed by Compressco Field Services, L.L.C., Epic Diving & Marine Services, LLC, TETRA International Incorporated, TETRA Production Testing Services, LLC and TETRA Applied Technologies, LLC, in favor of Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the benefit of the noteholders (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

10.1
Pledge and Security Agreement, dated as of April 30, 2015, by and among TETRA Technologies, Inc., Compressco Field Services, L.L.C., Epic Diving & Marine Services, LLC, TETRA International Incorporated, TETRA Production Testing Services, LLC, CSI Compressco GP Inc., TETRA Applied Technologies, LLC and CSI Compressco Investment LLC, as the grantors, and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

10.2
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

10.3	TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015.
10.4	TETRA Technologies, Inc. Second Amended and Restated 2011 Long Term Incentive Compensation Plan, as amended through February 20, 2015.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2015.

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

TETRA Technologies, Inc.

Date:	August 10, 2015	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	August 10, 2015	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	August 10, 2015	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

4.1	Senior Secured Note due April 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).
4.2
Subsidiary Guaranty dated April 30, 2015, executed by Compressco Field Services, L.L.C., Epic Diving & Marine Services, LLC, TETRA International Incorporated, TETRA Production Testing Services, LLC and TETRA Applied Technologies, LLC, in favor of Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the benefit of the noteholders (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

10.1
Pledge and Security Agreement, dated as of April 30, 2015, by and among TETRA Technologies, Inc., Compressco Field Services, L.L.C., Epic Diving & Marine Services, LLC, TETRA International Incorporated, TETRA Production Testing Services, LLC, CSI Compressco GP Inc., TETRA Applied Technologies, LLC and CSI Compressco Investment LLC, as the grantors, and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative and collateral agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

10.2
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

10.3	TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015.
10.4	TETRA Technologies, Inc. Second Amended and Restated 2011 Long Term Incentive Compensation Plan, as amended through February 20, 2015.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2015.