Form 10-Q
period 2015-09-30
TETRA TECHNOLOGIES INC
filed 2015-11-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 9, 2015, there were 80,230,143 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Product sales	$124,748	$100,021	$359,286	$259,644
Services and rentals	180,396	206,350	513,269	502,073
Total revenues	305,144	306,371	872,555	761,717
Cost of revenues:
Cost of product sales	92,542	102,523	261,205	244,258
Cost of services and rentals	103,159	135,870	308,550	344,109
Depreciation, amortization, and accretion	38,909	33,234	116,319	78,281
Total cost of revenues	234,610	271,627	686,074	666,648
Gross profit	70,534	34,744	186,481	95,069
General and administrative expense	40,910	37,099	113,651	102,789
Interest expense, net	12,201	9,878	37,427	19,193
Other (income) expense, net	2,000	12,594	3,927	11,091
Income (loss) before taxes	15,423	(24,827)	31,476	(38,004)
Provision (benefit) for income taxes	4,687	(12,360)	8,997	(17,897)
Net income (loss)	10,736	(12,467)	22,479	(20,107)
(Income) loss attributable to noncontrolling interest	(981)	1,930	(2,247)	179
Net income (loss) attributable to TETRA stockholders	$9,755	$(10,537)	$20,232	$(19,928)
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$0.12	$(0.13)	$0.26	$(0.25)
Average shares outstanding	79,219	78,683	79,098	78,506
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$0.12	$(0.13)	$0.25	$(0.25)
Average diluted shares outstanding	79,792	78,683	79,455	78,506

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$10,736	$(12,467)	$22,479	$(20,107)
Foreign currency translation adjustment, including taxes of $0 and $0 in 2015 and including taxes of $1,198 and $1,644 in 2014	(6,627)	(8,430)	(14,056)	(7,653)
Comprehensive income (loss)	4,109	(20,897)	8,423	(27,760)
Comprehensive (income) loss attributable to noncontrolling interest	(981)	1,930	(2,247)	179
Comprehensive income (loss) attributable to TETRA stockholders	$3,128	$(18,967)	$6,176	$(27,581)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,478	$48,384
Restricted cash	11,481	8,721
Trade accounts receivable, net of allowances of $6,800 in 2015 and $2,485 in 2014	203,768	226,966
Deferred tax asset, net	536	392
Inventories	145,457	189,357
Assets held for sale	—	2,568
Prepaid expenses and other current assets	24,305	24,463
Total current assets	411,025	500,851
Property, plant, and equipment:
Land and building	79,062	75,200
Machinery and equipment	1,373,469	1,292,734
Automobiles and trucks	47,307	57,035
Chemical plants	181,155	174,108
Construction in progress	6,573	21,483
Total property, plant, and equipment	1,687,566	1,620,560
Less accumulated depreciation	(581,756)	(496,368)
Net property, plant, and equipment	1,105,810	1,124,192
Other assets:
Goodwill	292,157	293,866
Patents, trademarks and other intangible assets, net of accumulated amortization of $48,951 in 2015 and $39,754 in 2014	95,881	107,167
Deferred tax assets, net	1,209	1,791
Other assets	35,231	40,966
Total other assets	424,478	443,790
Total assets	$1,941,313	$2,068,833

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$56,589	$119,240
Unearned income	31,084	70,688
Accrued liabilities	92,025	86,881
Current portion of long-term debt	90,425	90,074
Decommissioning and other asset retirement obligations	17,912	12,758
Total current liabilities	288,035	379,641
Long-term debt, net of current portion	829,049	844,961
Deferred income taxes	11,474	10,525
Decommissioning and other asset retirement obligations, net of current portion	42,064	49,983
Other liabilities	17,495	18,122
Total long-term liabilities	900,082	923,591
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 82,976,740 shares issued at September 30, 2015 and 82,322,876 shares issued at December 31, 2014	829	823
Additional paid-in capital	247,232	241,166
Treasury stock, at cost; 2,732,259 shares held at September 30, 2015, and 2,672,930 shares held at December 31, 2014	(16,669)	(16,419)
Accumulated other comprehensive income (loss)	(40,271)	(26,215)
Retained earnings	190,591	170,358
Total TETRA stockholders' equity	381,712	369,713
Noncontrolling interests	371,484	395,888
Total equity	753,196	765,601
Total liabilities and equity	$1,941,313	$2,068,833

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$22,479	$(20,107)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	116,319	78,281
Provision (benefit) for deferred income taxes	1,743	(27,233)
Equity-based compensation expense	7,816	4,809
Provision for doubtful accounts	4,108	652
Excess decommissioning and abandoning costs	786	41,880
Amortization of deferred financing costs	2,804	2,054
Other non-cash charges and credits	(1,165)	(3,826)
Acquisition and transaction financing fees	—	9,869
Gain on sale of assets	(2,656)	(548)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	14,428	(14,908)
Inventories	42,481	(5,127)
Prepaid expenses and other current assets	(835)	2,652
Trade accounts payable and accrued expenses	(87,908)	26,198
Decommissioning liabilities, net	(5,196)	(40,309)
Other	3,023	(2,400)
Net cash provided by operating activities	118,227	51,937
Investing activities:
Purchases of property, plant, and equipment	(96,143)	(84,135)
Acquisition of businesses, net of cash acquired	—	(854,031)
Proceeds on sale of property, plant, and equipment	4,902	5,047
Other investing activities	(3,706)	(362)
Net cash used in investing activities	(94,947)	(933,481)
Financing activities:
Proceeds from long-term debt	292,996	760,036
Principal payments on long-term debt	(308,945)	(207,384)
CCLP distributions	(28,289)	(3,808)
Proceeds from exercise of stock options	164	1,147
Proceeds from issuance of Compressco Partners' common units, net of underwriters' discount	—	359,205
Excess tax benefit from equity compensation	(246)	—
Other financing activities	(250)	(27,905)
Net cash provided by (used in) financing activities	(44,570)	881,291
Effect of exchange rate changes on cash	(1,616)	(2,286)
Decrease in cash and cash equivalents	(22,906)	(2,539)
Cash and cash equivalents at beginning of period	48,384	38,754
Cash and cash equivalents at end of period	$25,478	$36,215
Supplemental cash flow information:
Interest paid	$31,399	$9,614
Income taxes paid	6,475	9,147
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

The consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate the financial statements of CSI Compressco LP and its subsidiaries ("CCLP") as part of our Compression segment. We control CCLP through our ownership of its general partner. The public ownership share of CCLP's net assets and earnings is presented as noncontrolling interest in our consolidated financial statements. Our interests in oil and gas properties are proportionately consolidated. All intercompany accounts and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2015 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2015.

As a result of CCLP's acquisition of Compressor Systems, Inc. ("CSI") on August 4, 2014, our Compression Division's operations have significantly expanded. See Note B - Acquisitions for further discussion.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2014, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 2, 2015.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation. These reclassifications include the final allocation of the purchase price of CSI. See Note B - Acquisitions for further discussion.

Beginning in 2014, and continuing into late-2015, significant decreases in oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in the current capital markets is more limited and costly. Accordingly, we continue to implement cost reduction measures designed to lower our cost structure in the current market environment, and have taken other steps to improve our operating cash flows. As a result of the steps taken to improve operating cash flows, we believe that despite the current industry environment and activity levels we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through September 30, 2016. In addition, as further discussed in Note C - Long-Term Debt and Other Borrowings, on November 5, 2015, we entered into a Note Purchase Agreement (the “2015 Senior Note Purchase Agreement”) with GSO Tetra Holdings LP, an unrelated third party. Pursuant to the 2015 Senior Note Purchase Agreement, we agreed to issue and sell $125.0 million in aggregate principal amount of our 11.0% Senior Notes due November 5, 2022 (the “Series 2015 Senior Notes”). In addition, on November 5, 2015, we announced the commencement of a tender offer (the “Tender Offer”) to purchase for cash up to $25.0 million aggregate principal amount of the outstanding Series 2010-A Senior Notes and Series 2010-B Senior Notes (collectively, the “2010 Senior Notes”). Also on November 5, 2015, we entered into an amendment to the Note Purchase Agreement, conditioned upon the closing and funding of the issuance of the Series 2015 Senior Notes, that provides for the extension of the maturity date of our $50.0 million Senior Secured Notes from April 1, 2017 to

April 1, 2019. Immediately after closing and funding, we are required to apply a portion of the proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. Thereafter, we are to apply any remaining portion of the proceeds, together with other funds (to the extent necessary) to (i) pay the purchase price for 2010 Senior Notes accepted for purchase pursuant to the Tender Offer (defined above), (ii) prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016 and (iii) pay fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement. Following the completion of these transactions, we will have repaid and extended the maturity dates of a significant amount of TETRA's total long-term debt. In addition, we are considering certain additional financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our Credit Agreement, repay or refinance additional amounts of our senior notes, and generate additional liquidity.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of September 30, 2015 consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash will be released to the sellers or us in accordance with the terms of the escrow agreement.

Inventories

Inventories are stated at the lower of cost or market value. The cost of finished goods, raw materials, and parts and supplies are determined using the weighted average method. The cost of work in progress is determined using the specific identification method.

Significant components of inventories as of September 30, 2015, and December 31, 2014, are as follows:

	September 30, 2015	December 31, 2014
	(In Thousands)
Finished goods	$59,261	$62,188
Raw materials	3,528	5,005
Parts and supplies	42,031	51,229
Work in progress	40,637	70,935
Total inventories	$145,457	$189,357

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

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Number of weighted average common shares outstanding	79,219	78,683	79,098	78,506
Assumed exercise of stock awards	573	—	357	—
Average diluted shares outstanding	79,792	78,683	79,455	78,506

For the three and nine month periods ended September 30, 2015, the average diluted shares outstanding excludes the impact of 3,752,879 and 3,581,111, respectively, of average outstanding stock awards that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the three and nine month periods ended September 30, 2014, the average diluted shares outstanding excludes the impact of all outstanding stock awards, as the inclusion of these shares would have been antidilutive due to the net losses recorded during the periods.

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of lease rental income pursuant to operating lease arrangements for compressors and other equipment assets. For the three and nine month periods ended September 30, 2015 and 2014, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Rental revenue	$31,978	$31,842	$115,476	$42,686
Cost of rental revenue	$10,981	$15,692	$53,417	$20,955

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(0.5) million and $(2.7) million during the three and nine month periods ended September 30, 2015, respectively, and $(0.6) million and $(1.5) million during the three and nine months ended September 30, 2014 , respectively.

Income Taxes

Our consolidated effective tax rates for the three and nine month periods ended September 30, 2015, include the effects of changes in our expected valuation allowance at the end of 2015 related to our deferred tax assets, such as our U.S. net operating loss carryforward. In 2014, we increased our valuation allowance, primarily on our U.S. deferred tax assets after considering all available positive and negative evidence related to the realizability of our deferred tax assets. Similarly, after considering updated evidence related to the deferred tax assets of one of our international operations, during the third quarter of 2015 we also increased our valuation allowance for this international deferred tax asset. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement). In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of our financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term Senior Notes and Senior Secured Notes (as such terms are herein defined) at September 30, 2015 and December 31, 2014, were approximately $242.6 million and $310.7 million, respectively, compared to carrying amounts of $265.0 million and $305.0 million, respectively, as current interest rates on those dates were different than the stated interest rates on the Senior Notes and Senior Secured Notes. The fair values of the publicly tradable CCLP Senior Notes (as herein defined) at September 30, 2015 were approximately $287.0 million (a level 2 fair value measurement). Prior to the closing of a public exchange offer on July 20, 2015, and as of December 31, 2014, the fair value of the CCLP Senior Notes was approximately $354.9 million. The fair values of the CCLP Senior Notes compared to a face amount of approximately $350.0 million (See Note C - Long-Term Debt and Other Borrowings, for further discussion), as current rates on those dates were different from the stated interest rates on the CCLP Senior Notes. We calculate the fair values of our Senior Notes, our Senior Secured Notes and the CCLP Senior Notes as of September 30, 2015 and December 31, 2014 (excluding the CCLP Senior Notes as of September 30, 2015, which are publicly tradable) internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the WIT Water Transfer, LLC (acquired in January 2014 and doing business as TD Water Transfer) share purchase agreement based upon a probability weighted calculation using the actual and anticipated earnings of the acquired operations (a level 3 fair value measurement). The fair value of the liability for the TD Water Transfer contingent purchase price consideration at September 30, 2015, was $0. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of September 30, 2015 and December 31, 2014, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Sept.30, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$45	—	45	—
Liability for foreign currency derivative contracts	(213)	—	(213)	—
Acquisition contingent consideration liability	—	—	—	—
Net liability	$(168)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	—	—
Liability for foreign currency derivative contracts	(174)	—	(174)	—
Acquisition contingent consideration liability	—	—	—	—
Net liability	$(174)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers" (Topic 606). ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU was originally scheduled to be effective for the first quarter in fiscal 2017, however, in July 2015, the FASB voted to approve a one year deferral of effectiveness of the ASU, to annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments” (Topic 805), which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. The ASU eliminates the previous requirement to retrospectively account for such adjustments and requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. The ASU is effective for the annual period beginning after December 15, 2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – ACQUISITIONS

Acquisition of Compressor Systems, Inc.

On August 4, 2014, a subsidiary of CCLP acquired all of the outstanding capital stock of CSI for $825.0 million cash (the "CSI Acquisition"). Prior to the acquisition, CSI owned one of the largest fleets of natural gas compressor packages in the United States. Headquartered in Midland, Texas, CSI fabricates, sells, and maintains natural gas compressors and provides a full range of compression products and services that covers compression needs throughout the entire natural gas production and transportation cycle to natural gas and oil producing clients. CSI derives revenues through three primary business lines: compression and related services, equipment and parts sales, and aftermarket services. Strategically, the acquisition affords the Compression Division the opportunity to capture significant synergies associated with its product and service offerings and its fabrication operations, to further penetrate new and existing markets, and to achieve administrative efficiencies and other strategic benefits.

Our allocation of the purchase price to the estimated fair value of CSI's net assets is as follows (in thousands):

Current assets	$101,411
Property and equipment	571,706
Intangible assets	68,000
Goodwill	161,387
Total assets acquired	902,504

Current liabilities	77,504
Total liabilities assumed	77,504
Net assets acquired	$825,000
The allocation of purchase price includes approximately $161.4 million allocated to deductible goodwill recorded, and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. Adjustments to the allocation of purchase price affecting inventory, property, plant, and equipment, intangible assets, and other current assets and liabilities have been reflected in the accompanying consolidated balance sheets as of September 30, 2015 and December 31, 2014. The adjustment to the previously presented goodwill balance as of December 31, 2014 was $0.1 million. These adjustments to the allocation of purchase price for long-lived assets did not have a material impact on the depreciation and amortization of these assets. The acquired property, plant, and equipment is stated at fair value, and depreciation of the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 20 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets represent approximately $33.7 million for the trademark/trade name, approximately $21.4 million for customer relationships, and approximately $12.9 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. These identified intangible assets are recorded net of approximately $9.7 million of accumulated amortization as of September 30, 2015.

For the three and nine month periods ended September 30, 2014, our revenues, depreciation and amortization, and pretax earnings included $61.0 million, $9.6 million, and $6.4 million, respectively, associated with the CSI Acquisition after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $2.1 million and $3.0 million were incurred during the three and nine month periods ended September 30, 2014, respectively, consisting of external legal fees and due diligence costs. These costs have been recognized in general and administrative expenses in the consolidated statements of operations. Approximately $16.6 million of deferred financing costs related to the CSI Acquisition were incurred as of the acquisition date and included in Other Assets and is being amortized over the term of the related debt. An additional $9.3 million of interim financing costs related to the CSI Acquisition were incurred and reflected in other expense during the nine months ended September 30, 2014.

Pro Forma Financial Information

The pro forma information presented below has been prepared to give effect to the acquisition of CSI as if the transaction had occurred at the beginning of the periods presented. The pro forma information includes the impact from the allocation of the acquisition purchase price on depreciation and amortization. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the period presented or the future results that we will achieve after the transaction.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2014	2014
	(In Thousands, Except Per Share Amounts)

Revenues	$343,920	$969,615
Depreciation, amortization, and accretion	$38,622	$113,238
Gross profit	$41,544	$130,720

Net income (loss)	$(3,431)	$(14,725)
Net income (loss) attributable to TETRA stockholders	$(5,637)	$(20,180)

Per share information:
Net income (loss) attributable to TETRA stockholders
Basic	$(0.07)	$(0.26)
Diluted	$(0.07)	$(0.26)

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

Long-term debt consists of the following:

		September 30, 2015	December 31, 2014
		(In Thousands)

TETRA	Scheduled Maturity
Bank revolving line of credit facility	September 30, 2019	$65,700	$90,000
5.90% Senior Notes, Series 2006-A	April 30, 2016	90,000	90,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	—	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	65,000	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	25,000	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	35,000
Senior Secured Notes	April 1, 2017	50,000	—
Other		425	74
TETRA Total debt		331,125	395,074
Less current portion		(90,425)	(90,074)
TETRA Total long-term debt		$240,700	$305,000

CCLP
CCLP Bank Credit Facility	August 4, 2019	243,000	195,000
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $4.7 million as of September 30, 2015 and $5.0 million as of December 31, 2014)	August 15, 2022	345,349	344,961
CCLP total long-term debt		588,349	539,961
Consolidated total long-term debt		$829,049	$844,961

We and CCLP are in compliance with all covenants and conditions of our respective debt agreements as of September 30, 2015.

Our Senior Notes

On November 5, 2015, we entered into the 2015 Senior Note Purchase Agreement with GSO Tetra Holdings LP, an unrelated third party. Pursuant to the 2015 Senior Note Purchase Agreement, we agreed to issue and sell $125.0 million in aggregate principal amount of our Series 2015 Senior Notes. The Series 2015 Senior Notes will be sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. Closing of the transaction is expected to occur on or before November 20, 2015. Immediately after closing and funding, we are required to apply a portion of the proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. Thereafter, we are to apply any remaining portion of the proceeds, together with other funds (to the extent necessary), to (i) pay the purchase price for 2010 Senior Notes accepted for purchase pursuant to the Tender Offer, (ii) prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016 and (iii) pay fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement.

The Series 2015 Senior Notes will bear interest at the fixed rate of 11.0% and mature on November 5, 2022. Interest on the Series 2015 Senior Notes will be due quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2016. We may prepay the Series 2015 Senior Notes, in whole or in part (though not in an amount less than $1,000,000 in the aggregate in the case of a partial prepayment) at a prepayment price equal to (i) prior to the third anniversary of the date of the closing of the issuance and sale of the Series 2015 Senior Notes (the “Closing”), 100% of the principal amount so prepaid, plus accrued and unpaid interest and a “make-whole” prepayment amount, (ii) during the period commencing on the third anniversary of the Closing and ending on the day prior to the fourth anniversary of the Closing, 104% of the principal amount so prepaid, plus accrued and unpaid interest, (iii) during the period commencing on the fourth anniversary of the Closing and ending on the day prior to the fifth anniversary of the Closing, 102% of the principal amount so prepaid, plus accrued and unpaid interest, (iv) during the period commencing on the fifth anniversary of the Closing and ending on the day prior to the sixth anniversary of the Closing, 101% of the principal amount so prepaid, plus accrued and unpaid interest, and (v) from the sixth anniversary of Closing, 100% of the principal amount so prepaid, plus accrued and unpaid interest.

Pursuant to the 2015 Senior Note Purchase Agreement, the Series 2015 Senior Notes will be unsecured and guaranteed by certain of our material wholly owned U.S. subsidiaries. The 2015 Senior Note Purchase Agreement contains customary covenants that will limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments as set forth in the 2015 Senior Note Purchase Agreement. In addition, the 2015 Senior Note Purchase Agreement requires us to maintain certain consolidated financial ratios. The 2015 Senior Note Purchase Agreement contains customary default provisions, as well as the following cross-default provision. An event of default will occur if we or any of our restricted subsidiaries (i) fails to make any payment when due beyond any applicable grace period under any indebtedness of at least $20.0 million, (ii) defaults in the performance of or compliance with any term of any indebtedness in an aggregate outstanding principal amount of at least $20.0 million or of any mortgage, indenture or other agreement relating to such indebtedness or any other condition exists, and as a result of such default or condition such indebtedness is accelerated and declared due and payable before its stated maturity or before its regularly scheduled dates for payment, or (iii) we or any of our restricted subsidiaries become obligated to purchase or repay indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $20.0 million or one or more persons have the right to require us or any of our subsidiaries to purchase or repay such indebtedness. Upon the occurrence and during the continuation of an event of default under the 2015 Senior Note Purchase Agreement, the Series 2015 Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Series 2015 Senior Notes at the time outstanding.

As discussed above, immediately after closing and funding of the Series 2015 Senior Notes, we are required to apply a portion of the proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness outstanding under our Credit Agreement. In December 2015, and not later than forty-five days following the settlement of the Series 2015 Senior Notes, we are to prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016, including an estimated $1.7 million "make-whole" prepayment premium in accordance with the Master Note Purchase Agreement.

On November 5, 2015, we announced the commencement of the Tender Offer to purchase for cash up to $25.0 million aggregate principal amount of the outstanding 2010 Senior Notes. The Tender Offer is scheduled to expire immediately after 11:59 p.m., Eastern Time, on December 4, 2015, unless extended by us in our sole discretion or if we terminate the Tender Offer earlier (the "Expiration Time"). The offered consideration for 2010 Senior Notes of either series to be purchased in the Tender Offer is an amount, payable in cash, equal to $100,000 per $100,000 principal amount of 2010 Senior Notes validly tendered by registered holders of 2010 Senior Notes prior to the Expiration Time, and accepted for purchase by us pursuant to the Tender Offer, plus accrued and unpaid interest on such 2010 Senior Notes up to, but not including, the date of payment for such Notes.

Our Senior Secured Notes

On March 18, 2015, we entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the noteholders (the "Noteholder Representative"), and Wells Fargo Energy Capital, Inc., in its capacity as the sole initial purchaser. The Note Purchase Agreement relates to our issuance and sale of $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"). On April 30, 2015, we completed the issuance and sale of the Senior Secured Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from these Senior Secured Notes were used to provide a portion of the funds necessary to repay the $90.0 million principal amount of the Series 2008-B Senior Notes that matured on April 30, 2015. The Senior Secured Notes are secured by our accounts receivable (excluding CCLP accounts receivable) and our common units in CCLP, and the related Note Purchase Agreement includes financial covenants consistent with those applicable to our existing bank revolving credit facility.

On November 5, 2015, we entered into the Second Amendment (the “Second Amendment”) to the Note Purchase Agreement that, conditioned upon the closing and funding of the issuance of the Series 2015 Senior Notes, (i) provides for the extension of the maturity date of the Senior Secured Notes from April 1, 2017 to April 1, 2019, (ii) amends certain definitions in the Note Purchase Agreement and (iii) requires us to pay an extension fee for the ratable account of the noteholders under the Note Purchase Agreement.

The principal portion of each of the Senior Secured Notes consists of tranches that bear interest at LIBOR, as defined in the Note Purchase Agreement, plus an applicable margin ("LIBOR Tranches") and tranches that bear interest at the Base Rate plus an applicable margin ("Base Rate Tranches"), as we may request in accordance with the Note Purchase Agreement. The initial Senior Secured Note consists of a LIBOR Tranche and the interest rate at closing and as of September 30, 2015 is 3.95% per annum. We may convert the LIBOR Tranche into a Base Rate Tranche in accordance with the Note Purchase Agreement. The Note Purchase Agreement contains customary covenants and default and cross default provisions consistent with the agreements governing our other TETRA indebtedness.

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

The values of our asset retirement obligations for non-Maritech properties were approximately $8.8 million and $8.4 million as of September 30, 2015 and December 31, 2014, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three and nine month periods ended September 30, 2015, are as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(In Thousands)
Beginning balance for the period, as reported	$59,408	$62,741
Activity in the period:
Accretion of liability	571	1,413
Retirement obligations incurred	—	—
Revisions in estimated cash flows	1,110	1,347
Settlement of retirement obligations	(1,113)	(5,525)
Ending balance	$59,976	$59,976

We review the adequacy of our asset retirement obligation liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. For our Maritech segment, the timing and amounts of these cash flows are subject to changes in the energy industry environment and other factors and may result in additional liabilities and charges to cost of product sales to be recorded.

Asset retirement obligations are recorded in accordance with FASB ASC 410, which requires that the estimated fair value of a liability for asset retirement obligations be recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for our Maritech asset retirement obligations are considered reasonable estimates consistent with current market conditions, and we believe reflect the amount of work legally required to be performed in accordance with Bureau of Safety and Environmental Enforcement ("BSEE") standards, as revised from time to time.

NOTE E – MARKET RISKS AND DERIVATIVE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. Our policy is to evaluate, prior to providing goods or services, each customer's financial condition and to determine the amount of open credit to be extended. We generally require appropriate additional collateral as security for credit amounts in excess of approved limits. Our customers consist primarily of major, well-established oil and gas producers and independent oil and gas companies. The risk of loss from the inability to collect trade receivables, including certain long-term contractual receivables of our Maritech Division, is heightened during prolonged periods of low oil and natural gas commodity prices.

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

Derivative Contracts

Foreign Currency Derivative Contracts. As of September 30, 2015, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$2,869	1.13	10/16/2015
Forward purchase pounds sterling	$9,035	1.53	10/16/2015
Forward sale Mexican peso	$7,455	17.06	10/16/2015
Forward sale Saudi Arabia riyal	$6,397	3.75	10/16/2015
Forward sale Mexican peso	$3,936	17.06	10/16/2015

Under a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries, we and CCLP may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as economic hedges of the cash flow of our currency exchange risk exposure, they will not be formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative instruments during a period will be included in the determination of earnings for that period.

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of September 30, 2015 and December 31, 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at September 30, 2015	Fair Value at December 31, 2014
		(In Thousands)
Forward sale contracts	Current assets	$3	$—
Forward purchase contracts	Current assets	$41	$—
Forward sale contracts	Current liabilities	(77)	(91)
Forward purchase contracts	Current liabilities	(135)	(83)
Net liability		$(168)	$(174)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2015, we recognized approximately $(0.2) million and $(0.5) million, respectively, of net losses in other income (expense) associated with our foreign currency derivative program. During the three and nine month periods ended September 30, 2014, we recognized approximately $(0.8) million and $(0.8) million, respectively, of net losses in other income (expense) associated with our foreign currency derivative program.

NOTE F – EQUITY

Changes in equity for the three and nine month periods ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,
	2015			2014
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$375,409	$379,635	$755,044	$549,654	$41,428	$591,082
Net income (loss)	9,755	981	10,736	(10,537)	(1,930)	(12,467)
Foreign currency translation adjustment, including taxes of $0 in 2015 and taxes of $1,198 in 2014	(6,627)	—	(6,627)	(8,430)	—	(8,430)
Comprehensive income (loss)	3,128	981	4,109	(18,967)	(1,930)	(20,897)
Exercise of common stock options	63	—	63	771	—	771
Proceeds from the issuance of stock	—	—	—	—	359,205	359,205
Distributions to public unitholders	—	(9,565)	(9,565)	—	(1,298)	(1,298)
Equity-based compensation	3,163	454	3,617	1,053	482	1,535
Treasury stock and other	(9)	(21)	(30)	(68)	(41)	(109)
Tax adjustment upon cancellation of stock options	(42)	—	(42)	(82)	—	(82)
Ending balance as of September 30	$381,712	$371,484	$753,196	$532,361	$397,846	$930,207

	Nine Months Ended September 30,
	2015			2014
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$369,713	$395,888	$765,601	$555,541	$41,957	$597,498
Net income (loss)	20,232	2,247	22,479	(19,928)	(179)	(20,107)
Foreign currency translation adjustment, including taxes of $0 in 2015 and taxes of $1,644 in 2014	(14,056)	—	(14,056)	(7,653)	—	(7,653)
Comprehensive Income (loss)	6,176	2,247	8,423	(27,581)	(179)	(27,760)
Exercise of common stock options	164	—	164	1,147	—	1,147
Proceeds from the issuance of stock	—	—	—	—	359,205	359,205
Distributions to public unitholders	—	(28,289)	(28,289)	—	(3,806)	(3,806)
Equity-based compensation	6,157	1,659	7,816	3,889	919	4,808
Treasury stock and other	(252)	(21)	(273)	(421)	(250)	(671)
Tax adjustment upon cancellation of stock options	(246)	—	(246)	(214)	—	(214)
Ending balance as of September 30	$381,712	$371,484	$753,196	$532,361	$397,846	$930,207

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

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. ("TMI"), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the "Consent Order"), with regard to the Fairbury facility. TMI is liable for ongoing environmental monitoring at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. While the outcome cannot be predicted with certainty, management does not consider it reasonably possible that a loss in excess of any amounts accrued has been incurred or is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

Other Contingencies

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. For those oil and gas properties Maritech previously operated, the buyers of the properties assumed the financial responsibilities associated with the properties' operations, including abandonment and decommissioning, and generally became the successor operator. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers who also assumed these financial responsibilities associated with the properties' operations, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, the previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. A significant portion of the decommissioning liabilities that were assumed by the buyers of the Maritech properties in 2011 remains unperformed and we believe the amounts of these remaining liabilities are significant. We monitor the financial condition of the buyers of these properties from Maritech, and if current oil and natural gas pricing levels continue, we expect that one or more of these buyers may be unable to perform the decommissioning work required on the properties acquired from Maritech.

During the nine months ended September 30, 2015, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel monitor the status of these companies. As of September 30, 2015, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

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

Our Production Testing Division provides frac flowback, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas producing regions in the United States, Mexico, and Canada, as well as in basins in certain regions in South America, Africa, Europe, the Middle East, and Australia.

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

The Maritech segment is a limited oil and gas production operation. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech’s operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells and production platforms. Maritech intends to acquire a portion of these services from the Offshore Division’s Offshore Services segment.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$75,128	$67,925	$240,052	$220,250
Production Testing Division	—	—	—	—
Compression Division	49,145	30,999	116,264	34,901
Offshore Division
Offshore Services	—	56	595	529
Maritech	475	1,041	2,375	3,964
Total Offshore Division	475	1,097	2,970	4,493
Consolidated	$124,748	$100,021	$359,286	$259,644

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Services and rentals
Fluids Division	$35,437	$37,351	92,745	$106,514
Production Testing Division	27,725	48,984	97,326	133,289
Compression Division	79,781	64,898	242,006	122,775
Offshore Division
Offshore Services	37,882	61,449	84,801	152,547
Maritech	—	—	—	—
Intersegment eliminations	(429)	(6,332)	(3,609)	(13,053)
Total Offshore Division	37,453	55,117	81,192	139,494
Consolidated	$180,396	$206,350	$513,269	$502,073

Interdivision revenues
Fluids Division	$22	$20	$53	$327
Production Testing Division	1,217	1,193	3,559	2,902
Compression Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Interdivision eliminations	(1,239)	(1,213)	(3,612)	(3,230)
Consolidated	$—	$—	$—	$—

Total revenues
Fluids Division	$110,587	$105,296	$332,850	$327,090
Production Testing Division	28,942	50,177	100,885	136,191
Compression Division	128,926	95,897	358,270	157,676
Offshore Division
Offshore Services	37,882	61,505	85,396	153,076
Maritech	475	1,041	2,375	3,965
Intersegment eliminations	(429)	(6,332)	(3,609)	(13,053)
Total Offshore Division	37,928	56,214	84,162	143,988
Interdivision eliminations	(1,239)	(1,213)	(3,612)	(3,229)
Consolidated	$305,144	$306,371	$872,555	$761,717

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
Income (loss) before taxes
Fluids Division	$33,215	$16,541	$83,535	$52,077
Production Testing Division	(4,528)	3,426	(4,961)	379
Compression Division	2,070	(6,562)	5,974	4,102
Offshore Division
Offshore Services	4,576	601	(1,977)	(5,538)
Maritech	(1,649)	(22,969)	(987)	(40,206)
Intersegment eliminations		—		—
Total Offshore Division	2,927	(22,368)	(2,964)	(45,744)
Interdivision eliminations	5	3	(5)	9
Corporate Overhead(1)	(18,266)	(15,867)	(50,103)	(48,827)
Consolidated	$15,423	$(24,827)	$31,476	$(38,004)

	September 30,
	2015	2014
	(In Thousands)
Total assets
Fluids Division	$414,246	$427,965
Production Testing Division	195,920	321,589
Compression Division	1,205,023	1,227,920
Offshore Division
Offshore Services	140,815	181,117
Maritech	5,068	25,730
Total Offshore Division	145,883	206,847
Corporate Overhead and eliminations	(19,759)	9,918
Consolidated	$1,941,313	$2,194,239

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In Thousands)
General and administrative expense	$13,440	$8,821	$33,978	$30,279
Depreciation and amortization	230	394	743	1,475
Interest expense	4,011	4,969	13,423	14,110
Other general corporate (income) expense, net	585	1,683	1,959	2,963
Total	$18,266	$15,867	$50,103	$48,827

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

Business Overview

The continued strong performance of our Fluids Division and the August 2014 acquisition by our Compression Division of Compressor Systems, Inc. ("CSI") resulted in growth in consolidated revenues and gross profit during the third quarter of 2015 compared to the prior year period. Increased offshore clear brine fluids ("CBF") and completion services activity, including from a customer project associated with a new completion fluids technology that was introduced during the first half of 2015, more than offset the decreased demand for onshore water management services and resulted in improved performance by the Fluids Division. Our Compression Division, through CSI Compressco LP ("CCLP"), also reflected growth in revenues and gross profit during the third quarter of 2015 compared to the prior year period, as the August 4, 2014 acquisition of CSI (the "CSI Acquisition") resulted in a full three months of activity during the current year quarterly period compared to approximately two months of the prior year quarter. The growth in these two divisions' results occurred despite the continuing overall industry market challenges as a result of lower oil and natural gas commodity prices compared to early 2014. Throughout the industry, drilling and completion activity continues to decrease, putting increased competitive pressure on several of our businesses. In addition to the decreased activity levels of the water management business of our Fluids Division, the current market environment has also negatively impacted our Production Testing and Offshore Services segments, as well as the low-horsepower production enhancement operations of our Compression Division. We continue to respond aggressively to the current environment with cost reduction actions, which have included reductions in headcount, deferral of salary increases, renegotiation of vendor contracts, and other cost restructuring measures. These steps have resulted in improved profitability for certain of our businesses, particularly for our Offshore Services segment, which reported increased profitability compared to the prior year period despite a significant decrease in revenues. As a result of the above factors, as well as from decreased Maritech excess decommissioning costs compared to the prior year period, our third quarter 2015 consolidated gross profit increased 103.0% compared to the corresponding prior year period, without an increase in revenues.

Given the lower demand for certain of our products and services in the current oil and natural gas services market environment, the expected level of future consolidated operating cash flows, which we have historically used to fund our growth and liquidity needs, has become more uncertain. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures. In addition to cost structure rationalization and working capital management, we have also focused on capital structure enhancements designed to strengthen our consolidated balance sheet. On November 5, 2015, we entered into a Note Purchase Agreement (the “2015 Senior Note Purchase Agreement”) with GSO Tetra Holdings LP, an unrelated third party. Pursuant to the 2015 Senior Note Purchase Agreement, we agreed to issue and sell $125.0 million in aggregate principal amount of our 11.0% Senior Notes due November 5, 2022 (the “Series 2015 Senior Notes”). Closing of the transaction is expected to occur on or before November 20, 2015. In addition, on November 5, 2015, we announced the commencement of a tender offer (the “Tender Offer”) to purchase for cash up to $25.0 million aggregate principal amount of the outstanding Series 2010-A Senior Notes and Series 2010-B Senior Notes (collectively, the “2010 Senior Notes”). Also on November 5, 2015, we entered into an amendment to the Note Purchase Agreement, conditioned upon the closing and funding of the issuance of the Series 2015 Senior Notes, that provides for the extension of the maturity date of our $50.0 million Senior Secured Notes from April 2017 to April 2019. Immediately after closing and funding, we are required to apply a portion of the proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. Thereafter, we are to apply any remaining portion of the proceeds, together with other funds (to the extent necessary) to (i) pay the purchase price for 2010 Senior Notes accepted for purchase pursuant to the Tender Offer (defined above), (ii) prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016 and (iii) pay fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement. Following the completion of these transactions, we will have repaid and extended the maturity dates of a significant amount of TETRA's total long-term debt. In addition, we are considering certain additional financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our credit agreement, repay or refinance additional amounts of our Senior Notes, and generate additional liquidity.

The August 2014 issuance of the CCLP 7.25% Senior Notes (the "CCLP Senior Notes") and borrowings under the CCLP Credit Agreement resulted in increased levels of our consolidated debt. However, we do not analyze or manage our capital structure on a consolidated basis, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. Approximately $588.3 million of our consolidated debt balance is owed by CCLP, and is to be serviced by CCLP's existing cash balances and the future cash provided by CCLP's operations (less its capital expenditures) and is secured by the assets of CCLP.

The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service our and its respective capital structures.

	September 30, 2015
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated

Cash, excluding restricted cash	$7,173	$18,305	$—	$25,478
Affiliate receivables	7,868	—	(7,868)	—
Other current assets	248,925	136,622	—	385,547
Property, plant and equipment, net	399,720	706,090	—	1,105,810
Other assets, including investment in CCLP	249,165	307,402	(132,089)	424,478
Total assets	$912,851	$1,168,419	$(139,957)	$1,941,313

Affiliate payables	$—	$7,868	$(7,868)	$—
Current portion of long-term debt	90,425	—	—	90,425
Other current liabilities	132,741	64,869	—	197,610
Long-term debt, net	240,700	588,349	—	829,049
Other non-current liabilities	67,273	3,760	—	71,033
Total equity	381,712	503,573	(132,089)	753,196
Total liabilities and equity	$912,851	$1,168,419	$(139,957)	$1,941,313

TETRA’s debt is serviced by its existing cash balances and cash provided from operating activities (excluding CCLP), supplemented by the distributions we receive from CCLP and less cash capital expenditures (excluding CCLP). During the nine months ended September 30, 2015, consolidated cash provided from operating activities was $118.2 million, which included approximately $63.5 million generated by CCLP. Our cash provided from operating activities is reduced by the amount we spend for Maritech decommissioning liabilities, which was $5.2 million during the nine months ended September 30, 2015. During the first nine months of 2015, consolidated cash capital expenditures were $96.1 million, which included $76.0 million expended by CCLP. In addition, during the first nine months of 2015 we received $22.7 million from CCLP as our share of CCLP distributions.

Our consolidated operating cash flows during the nine months ended September 30, 2015, increased to $118.2 million, an increase of $66.3 million, or 127.6%, over the prior year period. Our consolidated operating cash flows not only reflect the acquisition of CSI, but also the impact of the fiscal management steps noted above and the growth of certain of our businesses. Consolidated capital expenditures were $96.1 million during the nine months ended September 30, 2015, and included approximately $76.0 million of capital expenditures by our Compression Division, compared to $84.1 million of consolidated capital expenditures during the corresponding prior year period. Compression Division capital expenditures primarily relate to its over 100-horsepower fleet, as the demand for lower horsepower compressor packages has decreased in the current market environment. Excluding the growth in Compression Division capital expenditures, which totaled $76.4 million during the nine months ended September 30, 2015, our capital expenditure levels reflect our efforts to defer or reduce capital expenditure projects in the current market environment. Key objectives associated with our separate capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our Senior Notes. CCLP plans to continue its 2015 capital expenditure program, while monitoring demand levels for its compression products and services in the current environment, by using its cash and available capacity under its revolving bank credit facility (the "CCLP Credit Agreement"). TETRA's future consolidated operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech asset retirement obligations. The amount of recorded liability for these remaining obligations is approximately $51.2 million as of September 30, 2015. Approximately $17.9 million of this amount is expected to be performed during the twelve month period ending September 30, 2016, with the timing of a portion of this work being discretionary.

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

Goodwill Impairment Testing - Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. Our annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair values of our reporting units are less than their carrying values. If based on the events and circumstances we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we are required to perform a two-step goodwill impairment test, where the first step compares the fair value of the reporting unit to its carrying amount, including goodwill. If the fair value is in excess of the reporting unit carrying amount, no additional steps are necessary. However, if the carrying amount of the reporting unit exceeds its estimated fair value, a second step is performed, using a hypothetical purchase price methodology to allocate total fair value to the reporting unit's balance sheet, including its long-lived property, plant and equipment assets, and identified intangible assets. The resulting allocation of fair value to goodwill is then compared to the reporting units' goodwill balance, and any excess to fair value is then recorded in our statement of operations as an impairment. Our estimates of our reporting units' fair values, if required, are based on a combination of an income approach and a market approach. These estimates are imprecise and subject to our estimates of the future cash flows of our reporting units and our judgment as to how these estimated cash flows translate into our reporting units’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our reporting units, the balance of our goodwill assets may be overstated. Alternatively, if our estimated fair values are understated, an impairment might be recognized unnecessarily or in excess of the appropriate amount.

In our most recent annual goodwill impairment assessment as of December 31, 2014, based on our qualitative assessment, we determined that it was "more likely than not" that the fair values of one or more of our reporting units were less than their respective carrying values. As a result of the goodwill assessment analysis described above, as of December 31, 2014, we recorded an impairment of the entire $3.9 million of recorded goodwill for our Offshore Services reporting unit and a partial impairment of $60.4 million of the goodwill of our Production Testing reporting unit. As of September 30, 2015, our Fluids, Production Testing, and Compression reporting units reflect goodwill in the amounts of $6.6 million, $51.9 million, and $233.6 million, respectively. During the first nine months of 2015, global oil and natural gas commodity prices continued to be decreased compared to the prior year period. The decreased levels of commodity prices have had, and are expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for products and services of each of our reporting units. As of September 30, 2015, our stock price had decreased compared to December 31, 2014, resulting in an overall reduction in our market capitalization. As part of the first step of our third quarter 2015 goodwill impairment testing, we updated our assessment of the future cash flows for each of our reporting units as of September 30, 2015, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable. Our Maritech and Offshore Services reporting units are excluded because they have no recorded goodwill. We calculated a present value of the respective cash flows for each of our other reporting units to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate these values. Based on these updated assumptions, we determined that the fair value of our Fluids reporting unit was significantly in excess of its carrying value. Because the fair values of our Production Testing and Compression reporting units exceeded their respective carrying values by approximately 10% and 4% as of September 30, 2015, there is a reasonable possibility that the $51.9 million and $233.6 million, respectively, of goodwill for these reporting units may be impaired in a future period as a non-cash charge to earnings, and the amount of such impairments may be material. Specific uncertainties affecting the estimated fair value of our Production Testing and Compression reporting units include the impact of competition, prices of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of future growth of these reporting units. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on the fair values of our Production Testing and Compression reporting units.

Results of Operations

Three months ended September 30, 2015 compared with three months ended September 30, 2014.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$305,144	$306,371	$(1,227)	(0.4)%
Gross profit	70,534	34,744	35,790	103.0%
Gross profit as a percentage of revenue	23.1%	11.3%
General and administrative expense	40,910	37,099	3,811	10.3%
General and administrative expense as a percentage of revenue	13.4%	12.1%
Interest expense, net	12,201	9,878	2,323	23.5%
Other (income) expense, net	2,000	12,594	(10,594)	(84.1)%
Income (loss) before taxes	15,423	(24,827)	40,250	162.1%
Income (loss) before taxes as a percentage of revenue	5.1%	(8.1)%
Provision (benefit) for income taxes	4,687	(12,360)	17,047	137.9%
Net income (loss)	10,736	(12,467)	23,203	186.1%
Net (income) loss attributable to noncontrolling interest	(981)	1,930	(2,911)
Net income (loss) attributable to TETRA stockholders	$9,755	$(10,537)	$20,292	192.6%

Consolidated revenues for the current quarter decreased compared to the prior year quarter, despite increased revenues for the Compression Division as a result of the August 4, 2014 acquisition of CSI, and the inclusion of CSI revenues for the complete current year period. The acquisition of CSI, which generated increased revenues of approximately $39.6 million for the current year quarter compared to the prior year quarter, greatly expands the operations of our Compression Division, allowing it to participate in the compression market at a broader level. In addition, the Fluids Division also reflected increased revenues, primarily due to increased offshore CBF sales and related services, and despite decreased water management services revenues. These increases in Compression and Fluids Division revenues were offset by decreased revenues in our Production Testing and Offshore Services segments. The decreased revenues in these segments were primarily due to the impact of decreased industry demand and activity levels in many of the domestic and international markets we serve, largely caused by decreased oil and natural gas pricing. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year quarter compared to the prior year quarter primarily due to the impact of our Fluids Division's increased offshore activity. In addition, Compression Division gross profit increased as a result of reflecting the impact from the CSI Acquisition for the complete current year quarter. Despite decreased revenues for our Production Testing and Offshore Services businesses, the negative impact on gross profit from these businesses was minimized by cost reduction efforts. Notably, gross profit from our Offshore Services business increased, despite a significant decrease in revenues, largely as a result of cost reductions implemented in response to decreased activity levels. Maritech gross profit also increased compared to the prior year quarter, due to decreased excess decommissioning costs during the current year quarter.

Consolidated general and administrative expenses increased during the current year quarter compared to the prior year quarter, primarily due to the increase in the Compression Division administrative costs following the CSI Acquisition. During the prior year quarter, Compression Division general and administrative costs also included approximately $2.1 million of transaction costs related to the CSI Acquisition. Corporate Overhead general and administrative costs also increased compared to the prior year quarter primarily due to increased incentive and equity compensation costs. The increase in the Compression Division and Corporate Overhead general and administrative expenses was partially offset by decreased administrative costs for our Fluids, Production Testing, and Offshore Divisions, primarily as a result of administrative cost reduction efforts by these segments. Decreases in general and administrative expenses for the Production Testing and Offshore Divisions were accomplished despite an aggregate of approximately $2.2 million of increased bad debt expense compared to the prior year period. Consolidated general and administrative expense increased as a percentage of consolidated revenues despite the administrative cost reductions implemented by each of the above divisions.

Consolidated interest expense increased in the current year quarter due to increased borrowings, primarily from the increased borrowings by the Compression Division, through CCLP, to finance the CSI Acquisition and to fund its capital expenditures. Consolidated interest expense levels going forward are expected to continue to be increased compared to prior periods primarily due to the increased interest rate applicable to the Series 2015 Senior Notes and additional borrowings to fund the Compression Division capital expenditures.

Consolidated other expense was $2.0 million during the three months ended September 30, 2015 compared to $12.6 million during the prior year period, primarily due to the interim financing costs that were incurred during the prior year period by the Compression Division in connection with the CSI Acquisition.

Our consolidated effective tax rate for the current year quarter includes the effect of changes in our expected valuation allowance at the end of 2015 related to our deferred tax assets, such as our U.S. net operating loss carryforward. At December 31, 2014, we increased our valuation allowance primarily on our U.S. deferred tax assets after considering all available positive and negative evidence related to the realizability of our deferred tax assets. Similarly, after considering updated evidence related to the deferred tax assets of one of our international operations, during the third quarter of 2015 we also increased our valuation allowance for this international deferred tax asset. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Fluids Division

	Three Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$110,587	$105,296	$5,291	5.0%
Gross profit	41,704	25,981	15,723	60.5%
Gross profit as a percentage of revenue	37.7%	24.7%
General and administrative expense	8,450	9,411	(961)	(10.2)%
General and administrative expense as a percentage of revenue	7.6%	8.9%
Interest (income) expense, net	(15)	(130)	115
Other (income) expense, net	54	159	(105)
Income before taxes	$33,215	$16,541	$16,674	100.8%
Income before taxes as a percentage of revenue	30.0%	15.7%

The increase in Fluids Division revenues during the current year quarter compared to the prior year quarter was primarily due to approximately $7.2 million of increased product sales revenues, primarily due to increased CBF and associated products sales revenues in the U.S. Gulf of Mexico. A large increase in product sales revenues was related to a single customer well completion project associated with a new completion fluid technology that was introduced earlier in 2015. These increased CBF product sales revenues were partially offset by decreased sales of other manufactured products compared to the prior year period. Service revenues decreased approximately $1.9 million, as increased activity in the U.S. Gulf of Mexico was more than offset by decreased onshore water management services activity. The increased offshore completion service revenue was also associated with the new fluid technology completion project discussed above. Revenues from onshore water management services were decreased from the prior year quarter due to the impact of lower oil and natural gas commodity prices.

Fluids Division gross profit during the current year quarter increased compared to the prior year quarter primarily due to increased profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products and services and the new fluid technology completion project discussed above. These increases in Fluids Division gross profit more than offset the reduced profitability of onshore water management services activity during the current year quarter. Operating cost reduction efforts also contributed to the improved gross profit compared to the prior year quarter.

Fluids Division income before taxes increased compared to the prior year quarter primarily due to the increased gross profit discussed above. In addition, the Fluids Division reduced its administrative cost levels compared to the prior year quarter, particularly for its onshore water management services operations, in light of current activity levels. The Fluids Division continues to review opportunities to further reduce its administrative costs.

Production Testing Division

	Three Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$28,942	$50,177	$(21,235)	(42.3)%
Gross profit	926	8,194	(7,268)	(88.7)%
Gross profit as a percentage of revenue	3.2%	16.7%
General and administrative expense	5,766	5,303	463	8.7%
General and administrative expense as a percentage of revenue	19.9%	10.8%
Interest (income) expense, net	4	29	(25)
Other (income) expense, net	(316)	(564)	248
Income (loss) before taxes	$(4,528)	$3,426	$(7,954)	(232.2)%
Income (loss) before taxes as a percentage of revenue	(15.6)%	7.0%

Production Testing Division revenues decreased during the current year quarter compared to the prior year quarter due to decreased overall market activity. Industry activity levels have decreased compared to the prior year period due to decreased oil and natural gas commodity pricing. The impact of increased competition for decreased industry activity negatively affected our pricing and activity levels, although the Division has successfully expanded its domestic customer base compared to the prior year quarter.

Production Testing Division gross profit decreased during the current year quarter compared to the prior year quarter due to the decreased industry activity and increased competition as discussed above. The Production Testing Division also reflected an approximately $0.6 million charge related to a Brazilian Value Added Tax audit. This decrease in gross profit occurred despite cost reduction efforts, which have included headcount reductions and other steps to adjust the Production Testing Division's cost structure in light of current market conditions.

The Production Testing Division reported a pretax loss compared to pretax earnings during the prior year quarter, primarily due to decreased revenues and gross profit. General and administrative expenses increased due to approximately $2.1 million of increased bad debt expense, which more than offset administrative cost reductions, primarily from reduced headcount and other employee related cost reductions. The Division continues to review additional opportunities to further reduce its operating and administrative cost levels in light of current market conditions.

Compression Division

	Three Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$128,926	$95,897	$33,029	34.4%
Gross profit	22,163	19,871	2,292	11.5%
Gross profit as a percentage of revenue	17.2%	20.7%
General and administrative expense	10,382	10,058	324	3.2%
General and administrative expense as a percentage of revenue	8.1%	10.5%
Interest (income) expense, net	8,201	4,998	3,203
Other (income) expense, net	1,510	11,377	(9,867)
Income before taxes	$2,070	$(6,562)	$8,632	131.5%
Income before taxes as a percentage of revenue	1.6%	(6.8)%

Compression Division revenues increased significantly during the current year quarter compared to the prior year quarter due to the CSI Acquisition. Approximately $20.2 million of the $14.9 million increase in service revenues were generated by the compression services and aftermarket services revenues of CSI. This increase in CSI revenue is attributable to a full three month period of activity being included in the current year quarter compared to approximately two months of activity in the prior year quarter, due to the August 4, 2014 CSI Acquisition date. This increase in revenue was offset by decreased non-CSI service revenues of approximately $5.3 million, primarily due to decreased demand for low-horsepower production enhancement compression services as a result of lower oil and natural gas commodity prices. Revenues from sales of compressor packages and parts during the current year quarter increased $18.1 million compared to the prior year quarter, with $19.4 million of the increase related to sales of compressors and parts by CSI, which was partially offset by decreased sales of non-CSI compressors and parts.

Compression Division gross profit increased during the current year quarter compared to the prior year quarter, also primarily due to the impact of the CSI Acquisition, which generated approximately $5.2 million of increased gross profit during the current year quarter. This increase in gross profit was partially offset by the decreased activity level of our non-CSI operations as discussed above. CSI gross profit includes approximately $16.6 million of depreciation and amortization expense, which reflects the allocation of the CSI Acquisition purchase price. CCLP is continuing to capture additional synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward and are expected to result in additional cost efficiencies in future periods.

The Compression Division reflected pretax earnings during the current year quarter compared to a pretax loss during the prior year quarter primarily due to decreased other expense, which included $9.3 million of interim financing costs associated with the CSI Acquisition and $0.6 million of decreased amortization costs in the prior year quarter. Interest expense increased as a result of the CCLP Senior Notes and the increased borrowings by CCLP under the CCLP Credit Agreement being outstanding for the full three month period during the current year quarter. These borrowings were used to finance a portion of the August 4, 2014 purchase price of the CSI Acquisition. Increased interest expense levels compared to the prior periods are expected to continue going forward, due to increased borrowings associated with the funding of ongoing capital expenditures. General and administrative expense levels increased compared to the prior year period, also due to a full three month period of CSI administrative expenses. In addition, general and administrative costs increased due to increased corporate allocated costs. These increases in administrative costs were partially offset by decreased professional services costs, as the prior year quarter included approximately $2.1 million of CSI Acquisition transaction costs.

Offshore Division

Offshore Services Segment

	Three Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$37,882	$61,505	$(23,623)	(38.4)%
Gross profit	7,296	3,833	3,463	90.3%
Gross profit as a percentage of revenue	19.3%	6.2%
General and administrative expense	2,556	3,215	(659)	(20.5)%
General and administrative expense as a percentage of revenue	6.7%	5.2%
Interest (income) expense, net	—	—	—
Other (income) expense, net	164	17	147
Income before taxes	$4,576	$601	$3,975	661.4%
Income before taxes as a percentage of revenue	12.1%	1.0%

Revenues for the Offshore Services segment decreased during the current year quarter compared to the prior year quarter primarily due to decreased revenues from its heavy lift and diving services businesses. Decreased heavy lift and diving services activity levels in the U.S. Gulf of Mexico during the current quarter reflected an overall decrease in demand in this market, partly due to property acquisitions by key customers that have resulted in a postponement of certain well abandonment projects. Given the current decreased oil and natural gas commodity price environment, Offshore Services anticipates a continued decrease in demand for its services for the foreseeable future. Offshore Services revenues during the current year quarter were also negatively impacted by the reduction in work performed for our Maritech segment compared to the prior year quarter, with $0.4 million of such work being performed during the current year quarter compared to $6.3 million of revenues during the prior year quarter. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

Gross profit for the Offshore Services segment increased compared to the prior year period despite the impact of decreased activity levels for heavy lift and diving services as discussed above, as a result of cost reduction measures and process efficiencies that have been implemented, including reducing the size of the segment's vessel and equipment fleets. As a result of these cost reductions and process efficiencies, gross profit as a percentage of revenue increased compared to the prior year quarter. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment income before taxes increased compared to the prior year quarter primarily due to the increased gross profit and due to decreased general and administrative expenses, primarily from reduced salary and employee related expenses, and despite increased bad debt expense. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Three Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$475	$1,041	$(566)	(54.4)%
Gross profit (loss)	(1,331)	(22,743)	21,412	94.1%
General and administrative expense	318	293	25	8.5%
General and administrative expense as a percentage of revenue	66.9%	28.1%
Interest (income) expense, net	—	11	(11)
Other (income) expense, net	—	(78)	78
Loss before taxes	$(1,649)	$(22,969)	$21,320	92.8%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech gross loss decreased during the current year quarter compared to the prior year quarter, due to $22.9 million of increased excess decommissioning costs charged to earnings during the prior year quarter. Maritech charged $1.1 million of excess decommissioning costs to expense during the current year quarter.

Maritech’s pretax loss during the current year quarter decreased compared to the prior year quarter primarily due to decreased gross loss as discussed above.

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(230)	$(394)	$164	41.6%
General and administrative expense	13,440	8,821	4,619	52.4%
Interest (income) expense, net	4,011	4,969	(958)
Other (income) expense, net	585	1,683	(1,098)
Loss before taxes	$(18,266)	$(15,867)	$(2,399)	(15.1)%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year quarter, primarily due to increased general and administrative expense. Corporate general and administrative expenses increased due to approximately $4.8 million of increased employee-related expenses, primarily for incentive and equity compensation expense, and $0.5 million of increased professional service fees. These increased administrative expenses were offset by increased costs allocated to other segments of approximately $0.7 million. Corporate other expenses decreased compared to the prior year quarter due to increased gains associated with foreign currency derivative instruments of approximately $0.8 million. Interest expense decreased due to decreased TETRA borrowings outstanding during the current year quarter, but is expected to increase going forward following the issuance of the Series 2015 Senior Notes.

Results of Operations

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$872,555	$761,717	$110,838	14.6%
Gross profit	186,481	95,069	91,412	96.2%
Gross profit as a percentage of revenue	21.4%	12.5%
General and administrative expense	113,651	102,789	10,862	10.6%
General and administrative expense as a percentage of revenue	13.0%	13.5%
Interest expense, net	37,427	19,193	18,234	95.0%
Other (income) expense, net	3,927	11,091	(7,164)	(64.6)%
Income (loss) before taxes	31,476	(38,004)	69,480	182.8%
Income (loss) before taxes as a percentage of revenue	3.6%	(5.0)%
Provision (benefit) for income taxes	8,997	(17,897)	26,894	150.3%
Net income (loss)	22,479	(20,107)	42,586	211.8%
Net (income) loss attributable to noncontrolling interest	(2,247)	179	(2,426)
Net income (loss) attributable to TETRA stockholders	$20,232	$(19,928)	$40,160	201.5%

Consolidated revenues for the current year period increased compared to the prior year period primarily due to increased revenues for the Compression Division as a result of the CSI Acquisition. The CSI Acquisition, which resulted in increased revenues of approximately $207.2 million for the current year period, greatly expanded the operations of our Compression Division, allowing it to participate in the compression market at a broader level. Fluids Division revenues increased, as decreased onshore water management services and manufactured product sales revenues were more than offset by increased offshore completion services and CBF product sales revenues. These increases in Compression and Fluids Division revenues were partly offset by decreased revenues in our Offshore and Production Testing Divisions, primarily due to the impact of decreased industry demand and activity levels in many of the domestic and international markets we serve, largely caused by decreased oil and natural gas pricing. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year period compared to the prior year period primarily due to the results of our Fluids and Compression Divisions. The Fluids Division increase in gross profit was primarily due to the increased revenues and the mix of CBF products and services, particularly for U.S. Gulf of Mexico completion fluids products and services and increased profitability from our manufactured products operations. Compression Division gross profit increased as a result of the increased operations following the CSI Acquisition. In addition, our Offshore Services Division reflected increased gross profit, despite decreased revenues, largely as a result of cost reductions and efficiencies implemented in response to decreased activity levels. Maritech gross profit also increased compared to the prior year period, due to decreased excess decommissioning costs during the current year period. These increases in gross profit were partially offset by the decreased profitability of our Production Testing Division compared to the prior year period, as a result of a significant decrease in revenues and activity levels.

Consolidated general and administrative expenses increased during the current year period compared to the prior year period primarily due to the increase in the Compression Division administrative costs following the CSI Acquisition. Compression Division administrative expenses increased despite approximately $3.4 million of CSI Acquisition transaction costs in the prior year period. In addition, Corporate Overhead administrative expenses also increased, primarily due to increased incentive and equity compensation. The increase in the Compression Division and Corporate Overhead general and administrative expenses was partially offset by decreased administrative costs for our Fluids, Production Testing, and Offshore Divisions, primarily as a result of cost reduction efforts by these segments. Consolidated general and administrative expense decreased as a percentage of consolidated revenues due to cost reductions and the increased revenues resulting from the CSI Acquisition.

Consolidated interest expense increased due to increased borrowings, primarily from the increased borrowings by the Compression Division, through CCLP. Consolidated interest expense levels going forward are expected to increase compared to the prior year periods as a result of the Series 2015 Senior Notes, which were issued in November 2015, and from CCLP borrowings associated with CCLP capital expenditure activity.

Consolidated other expense was $3.9 million during the current year period compared to $11.1 million during the prior year period. Included in net other expense during the prior year period was a $5.7 million gain associated with the acquisition of the interest in TETRA Arabia that we did not previously own. This gain during the 2014 period was partially offset by a $2.9 million charge associated with the settlement of the pre-existing relationship with the other shareholder during the prior year period. Other expense during the prior year period also includes $9.3 million of interim financing costs that were expensed in connection with the CSI Acquisition. Other expense during the current year period includes increased Compression Division financing cost amortization as a result of the financing for the CSI Acquisition.

Our consolidated effective tax rate for the current year period includes the effect of changes in our expected valuation allowance at the end of 2015 related to our deferred tax assets, such as our U.S. net operating loss carryforward. At December 31, 2014, we increased our valuation allowance primarily on our U.S. deferred tax assets after considering all available positive and negative evidence related to the realizability of our deferred tax assets. Similarly, after considering updated evidence related to the deferred tax assets of one of our international operations, during the third quarter of 2015 we also increased our valuation allowance for this international deferred tax asset. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Fluids Division

	Nine Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$332,850	$327,091	$5,759	1.8%
Gross profit	107,424	76,645	30,779	40.2%
Gross profit as a percentage of revenue	32.3%	23.4%
General and administrative expense	24,249	27,386	(3,137)	(11.5)%
General and administrative expense as a percentage of revenue	7.3%	8.4%
Interest (income) expense, net	(99)	(236)	137
Other (income) expense, net	(261)	(2,582)	2,321
Income before taxes	$83,535	$52,077	$31,458	60.4%
Income before taxes as a percentage of revenue	25.1%	15.9%

Revenues for the Fluids Division increased during the current year period compared to the prior year period, as approximately $19.8 million of increased product sales revenues were largely offset by $13.8 million of decreased services revenues. Product sales revenues increased primarily from increased CBF and associated product sales revenues from U.S. Gulf of Mexico product and services, including second and third quarter 2015 well completion projects for a single customer using new completion fluid technology introduced earlier in 2015. In addition, Fluids Division revenues increased from market share gains for domestic offshore CBF and associated products. This increase in domestic offshore CBF and associated product sales revenues more than offset decreased international sales of CBF products and manufactured products. Fluids Division service revenues decreased due to reduced onshore water management services revenues, reflecting the decreased activity levels as a result of lower oil and natural gas prices compared to the prior year period. Partially offsetting these decreased service revenues, offshore U.S. Gulf of Mexico completion services revenues increased due to the new offshore completion fluids technology customer projects discussed above.

Fluids Division gross profit during the current year period increased compared to the prior year period primarily due to improved margins due to the mix of CBF products and services, including the increased U.S. Gulf of Mexico CBF and completion services revenues and the new completion fluid technology customer projects discussed above. Manufactured products gross profit also increased, partially due to $2.6 million of insurance claim proceeds received and credited to earnings during the current year period. Cost reduction efforts also contributed to the improved gross profit during the current year period compared to the prior year period.

Fluids Division income before taxes increased compared to the prior year period primarily due to the increased gross profit discussed above. Decreased Fluids Division other income was more than offset by decreased Fluids Division general and administrative costs, due to administrative cost reductions, primarily associated with the decreased water management operations. Other income decreased due to a $2.7 million allocated portion of the remeasurement gain recorded in the prior year period from our January 2014 acquisition of the remaining interest in TETRA Arabia. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value measurement of our previous investment in TETRA Arabia. No such gain was recorded in the current year period, resulting in the decrease in other income.

Production Testing Division

	Nine Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$100,885	$136,191	$(35,306)	(25.9)%
Gross profit	7,703	14,569	(6,866)	(47.1)%
Gross profit as a percentage of revenue	7.6%	10.9%
General and administrative expense	14,468	15,712	(1,244)	(7.9)%
General and administrative expense as a percentage of revenue	14.3%	11.8%
Interest (income) expense, net	9	(30)	39
Other (income) expense, net	(1,813)	(1,492)	(321)
Income (loss) before taxes	$(4,961)	$379	$(5,340)	(1,409.0)%
Income (loss) before taxes as a percentage of revenue	(4.9)%	0.3%

Production Testing Division revenues decreased during the current year period compared to the prior year period, due to decreased overall market activity. Increased competition for decreased industry activity negatively affected pricing levels for services, although the Division has successfully expanded its domestic customer base compared to the prior year period.

Production Testing Division gross profit decreased during the current year period compared to the prior year period, due to the market conditions discussed above, and despite the impact of cost reduction efforts, which have included headcount reductions and other steps to adjust the Production Testing Division's cost structure in light of the current market conditions.

Production Testing Division reported a pretax loss compared to pretax earnings during the prior year period, primarily due to the decrease in gross profit discussed above. The impact of administrative cost reductions was partially offset by $2.9 million of increased bad debt expense. In addition, other income increased due to increased gains on sales of assets, partly offset by increased foreign currency losses.

Compression Division

	Nine Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$358,270	$157,676	$200,594	127.2%
Gross profit	66,100	40,921	25,179	61.5%
Gross profit as a percentage of revenue	18.4%	26.0%
General and administrative expense	32,151	19,139	13,012	68.0%
General and administrative expense as a percentage of revenue	9.0%	12.1%
Interest (income) expense, net	24,068	5,302	18,766
Other (income) expense, net	3,907	12,376	(8,469)
Income before taxes	$5,974	$4,104	$1,870	45.6%
Income before taxes as a percentage of revenue	1.7%	2.6%

Compression Division revenues increased significantly during the current year period compared to the prior year period due to the CSI Acquisition, which generated aggregate revenues of approximately $268.2 million during the current year period. Approximately $122.1 million of the $119.2 million increase in compression service revenues were generated by the compression services and aftermarket services revenues of CSI. The increase in CSI revenue is primarily attributable to a full nine months of activity in the current year period compared to approximately two months of activity in the prior year period, due to the August 4, 2014 acquisition date. This increase in service revenue was partially offset by decreased non-CSI service revenue of approximately $2.9 million, primarily due to decreased demand for low-horsepower production enhancement compression services as a result of lower oil and natural gas commodity prices. Revenues from sales of compressor packages and parts during the current year period increased $81.4 million compared to the prior year period, with $85.1 million of increase related to sales of compressors and parts by CSI, partially offset by decreased sales of non-CSI compressors and parts.

Compression Division gross profit increased during the current year period compared to the prior year period, also primarily due to the impact of the CSI Acquisition, which generated approximately $29.2 million of increased gross profit during the current year period. This increase in gross profit was partially offset by the decreased activity level of our non-CSI operations as discussed above. CSI gross profit includes approximately $48.9 million of depreciation and amortization expense, which reflects the impact from the allocation of the CSI Acquisition purchase price. CCLP is continuing to capture additional synergies anticipated as part of the integration of CSI's operations. These efforts will continue going forward and are expected to result in additional cost efficiencies in future periods.

The Compression Division reflected an increase in pretax earnings during the current year period compared to the prior year period primarily due to the increased gross profit discussed above. Compression Division administrative expense levels increased compared to the prior year period, primarily due to the impact of the CSI Acquisition and the resulting increased corporate allocated costs, partly mitigated by certain administrative cost decreases and integration efficiencies. Interest expense increased significantly as a result of the issuance of the CCLP Senior Notes and the increased borrowings by CCLP under the CCLP Credit Agreement to finance a portion of the purchase price of the CSI Acquisition. Increased interest expense levels compared to the periods prior to the CSI Acquisition are expected to continue going forward, due to the borrowings associated with CSI Acquisition as well as the funding of ongoing capital expenditures. Other expense decreased primarily due to $9.3 million of interim financing commitment fees associated with the CSI Acquisition incurred in the prior year period, partially offset by $0.8 million of increased amortization of deferred finance costs of the current year period.

Offshore Division

Offshore Services Segment

	Nine Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$85,396	$153,076	$(67,680)	(44.2)%
Gross profit	6,017	3,629	2,388	65.8%
Gross profit (loss) as a percentage of revenue	7.0%	2.4%
General and administrative expense	7,878	9,230	(1,352)	(14.6)%
General and administrative expense as a percentage of revenue	9.2%	6.0%
Interest (income) expense, net	—	36	(36)
Other (income) expense, net	116	(99)	215
Loss before taxes	$(1,977)	$(5,538)	$3,561	64.3%
Loss before taxes as a percentage of revenue	(2.3)%	(3.6)%

Revenues for the Offshore Services segment decreased significantly during the current year period compared to the prior year period due to decreased revenues from its diving, heavy lift services, and well abandonment businesses. Decreased diving and well abandonment activity levels in the U.S. Gulf of Mexico reflected an overall decrease in demand in this market, partly due to property acquisitions by key customers that have resulted in a postponement of certain well abandonment projects. Given the current decreased oil and natural gas commodity price environment, the Offshore Services segment anticipates a continued decrease in demand for its services compared to the prior year period for the foreseeable future. Offshore Services revenues during the current year period were also negatively affected by the reduction in work performed for our Maritech segment compared to the prior year period, with $3.6 million of such work being performed during the current year period compared to $13.1 million of revenues during the prior year period. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

Gross profit for the Offshore Services segment increased compared to the prior year period despite the impact of decreased activity levels for diving, well abandonment, and heavy lift services as discussed above. Cost reduction measures and process efficiencies that were implemented during the current and prior year period, including reducing the size of the segment's vessel and equipment fleets, resulted in increased gross profit. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment loss before taxes decreased compared to the prior year period due to the increased gross profit discussed above and due to decreased general and administrative expenses. The Offshore Services segment continues to review its administrative cost structure, and made additional headcount reductions and process efficiency actions during the current year period.

Maritech Segment

	Nine Months Ended September 30,		Period to Period Change
	2015	2014	20145vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$2,375	$3,964	$(1,589)	(40.1)%
Gross profit (loss)	(30)	(39,227)	39,197	99.9%
General and administrative expense	930	1,045	(115)	(11.0)%
General and administrative expense as a percentage of revenue	39.2%	26.4%
Interest (income) expense, net	27	11	16
Other (income) expense, net	—	(77)	77
Income (loss) before taxes	$(987)	$(40,206)	$39,219	97.5%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech recorded a decreased gross loss during the current year period compared to the prior year period due to $41.9 million of excess decommissioning costs charged to earnings during the prior year period. Maritech recorded $0.8 million of excess decommissioning costs to expense during the current year period.

Maritech’s pretax loss during the current year period decreased compared to the prior year period primarily due to the decreased gross loss discussed above.

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(743)	$(1,475)	$732	49.6%
General and administrative expense	33,978	30,279	3,699	12.2%
Interest (income) expense, net	13,423	14,110	(687)
Other (income) expense, net	1,959	2,963	(1,004)
Loss before taxes	$(50,103)	$(48,827)	$(1,276)	(2.6)%

Corporate Overhead pretax loss increased during the current year period compared to the prior year period, primarily due to increased general and administrative expense. Corporate general and administrative costs increased primarily due to $7.5 million of increased employee related expenses, primarily from increased incentive and equity compensation. This increase was partially offset by approximately $2.9 million of increased costs allocated to other segments and $0.9 million of decreased professional fees. Corporate other expenses decreased compared to the prior year period due to increased gains associated with foreign currency derivative instruments. Interest expense decreased due to decreased TETRA borrowings outstanding during the current period, however, is expected to increase going forward following the November 2015 issuance of the Series 2015 Senior Notes.

Liquidity and Capital Resources

On November 5, 2015, we entered into the 2015 Senior Note Purchase Agreement with GSO Tetra Holdings LP. Pursuant to the 2015 Senior Note Purchase Agreement, we agreed to issue and sell $125.0 million in aggregate principal amount of the Series 2015 Senior Notes. Closing of the transaction is expected to occur on or before November 20, 2015. In addition, on November 5, 2015 we announced the commencement of the Tender Offer to purchase for cash up to $25.0 million aggregate principal amount of the outstanding Series 2010-A Senior Notes and Series 2010-B Senior Notes. The total outstanding balance of the Series 2010-A Senior Notes and the

Series 2010-B Senior Notes is $65.0 million and $25.0 million, respectively. Also on November 5, 2015, and conditioned upon the closing and funding of the issuance of the Series 2015 Senior Notes, we extended the maturity date of our $50.0 million Senior Secured Notes from April 2017 to April 2019. Immediately after closing and funding, we are required to apply a portion of the proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. Thereafter, we are to apply any remaining portion of the proceeds, together with other funds (to the extent necessary) to (i) pay the purchase price for 2010 Senior Notes accepted for purchase pursuant to the Tender Offer, (ii) prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016 and (iii) pay fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement. Following the completion of these transactions, we will have repaid and extended the maturity dates of a significant portion of TETRA's total long-term debt without significantly increasing the amount of TETRA's net borrowings. In addition, we are considering certain additional financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our Credit Agreement, repay or refinance additional amounts of our Senior Notes, and generate additional liquidity.

Despite a challenging market environment for a number of our businesses, our consolidated cash flows from operating activities increased during the first nine months of 2015 compared to the corresponding prior year period. This increase was due to a number of factors, including the CSI Acquisition, the impact of cost reduction efforts, and from a reduction in Maritech abandonment and decommissioning activities compared to the corresponding prior year period. Approximately $63.5 million of our consolidated operating cash flows during the nine months ended September 30, 2015 were generated by CCLP, and we received approximately $22.7 million of distributions from CCLP during the nine months ended September 30, 2015 compared to $17.6 million during the corresponding prior year period. Excluding the cash flows from operating activities of CCLP, our cash flows from operating activities, together with the borrowings available under our Credit Agreement, and our share of distributions from CCLP are expected to be adequate to fund our capital expenditures and debt service requirements through September 30, 2016. A portion of the increased operating cash flows of CCLP following the CSI Acquisition are used by CCLP to pay the debt service requirements of the CCLP Senior Notes and CCLP Credit Agreement. The anticipated levels of distributable cash flows of CCLP, along with the impact of the incentive distribution rights owned by CSI Compressco GP Inc., our wholly owned subsidiary, are expected to continue to result in an increase in the quarterly distributions we receive from CCLP going forward compared to the prior year period. Our ability to meet our financial obligations and fund future growth is dependent on future levels of consolidated operating cash flows and the availability of capital resources in uncertain operating and financial markets. Our consolidated sources and uses of cash during the nine months ended September 30, 2015 are as follows:

Nine Months Ended September 30, 2015
(In Thousands)
Operating activities	$118,227
Investing activities	(94,947)
Financing activities	(44,570)

Our consolidated capital structure changed significantly during 2014 as a result of the CSI Acquisition. Because of the increased level of consolidated debt, it is increasingly important to consider TETRA's capital structure and CCLP's capital structure separately, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with TETRA's debt. (See Financing Activities section below for a complete discussion of the terms of TETRA's and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $919.5 million as of September 30, 2015. However, approximately $588.3 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP and secured by its assets. Through our 44% ownership interest in CCLP and ownership of incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly distributions. Approximately $18.3 million of the $25.5 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of September 30, 2015, CCLP had availability of approximately $156.2 million under the CCLP Credit Agreement, and we had availability of approximately $149.9 million under our Credit Agreement.

Beginning in 2014, and continuing into late-2015, significant decreases in oil and natural gas commodity prices have lowered the capital expenditure and operating plans of many of our customers, creating additional uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in the current capital markets is more limited and costly. Accordingly, we continue to implement strategic cost reduction measures designed to lower our cost structure in the current environment, and have taken other steps to improve our operating cash flows. In connection with the issuance of $125.0 million of Series 2015 Senior Notes and conditioned upon the repayment of our 2006-A Senior Notes, we will have extended the maturity dates of a significant amount of TETRA long-term debt. We believe the steps taken have enhanced our capital structure and operating cash flows and will continue to enhance our operating cash flows in the future. As a result, we believe that despite the current industry environment and activity levels, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through September 30, 2016. However, we cannot predict how an extended period of low commodity prices will affect our operations and liquidity levels.

Operating Activities

Cash flows generated by operating activities totaled $118.2 million during the first nine months of 2015 compared to $51.9 million during the corresponding prior year period, an increase of $66.3 million. This increase in operating cash flows was due to the increased cash impact of earnings compared to the prior year period, including the cash impact of the acquired CSI operations. In addition, operating cash flows also increased due to the decrease in the amount spent on Maritech decommissioning activity, as approximately $5.2 million of decommissioning activity was performed during the nine months ended September 30, 2015 compared to $40.3 million during the corresponding prior year period.

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. Oil and natural gas prices have been volatile in the past and are expected to continue to be volatile in the future. In addition, as a result of the continued decrease in worldwide oil and natural gas commodity prices compared to early 2014, drilling activity related to oil and natural gas wells has decreased. In particular, certain of our Production Testing Division, Compression Division, and Fluids Division operations are vulnerable to the impact of a sustained low natural gas price environment. In addition, decreased worldwide crude oil prices have affected, and are likely to continue to affect, overall industry drilling activity in certain of the other regions in which we operate. If oil and gas industry activity levels decrease in the future, we expect that our levels of operating cash flows will be negatively affected.

During the first nine months of 2015, we have continued to take steps to reduce operating and administrative headcount for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have resulted in increased operating cash flows and improved profitability. We continue to review our overall operating and administrative cost structure in order to identify additional opportunities to reduce costs.

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

As of September 30, 2015, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $51.2 million. Approximately $17.9 million of this amount is expected to be performed during the twelve month period ended September 30, 2016, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with offshore platforms that were previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

Asset retirement obligations are recorded in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 410, whereby the estimated fair value of a liability for asset retirement obligations is recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for Maritech asset retirement obligations are considered reasonable estimates consistent with market conditions at the time they are made, and we believe reflect the amount of work required to be performed in accordance with Bureau of Safety and Environmental Enforcement ("BSEE") standards, as revised from time to time.

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

Certain remaining Maritech properties were damaged by hurricanes in the past, leaving their production platforms leaning or toppled on the seabed and production tubing from the wells (which may be under high pressure) bent underwater. While the basic procedures involved in the plugging and abandonment of wells and decommissioning of platforms and pipelines and removal of debris is generally similar for these properties, the cost of performing work at these damaged locations is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures. Maritech has one remaining toppled platform as part of its asset retirement obligation as of September 30, 2015. During the performance of asset retirement activities, unforeseen weather or other conditions may extend the duration and increase the cost of the projects, which are normally not done on a fixed price basis, thereby resulting in costs in excess of the original estimate.

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

Investing Activities

During the first nine months of 2015, the total amount of our net cash utilized on investing activities was $94.9 million. Total cash capital expenditures during the first nine months of 2015 were $96.1 million. Approximately $9.7 million of our capital expenditures during the first nine months of 2015 was spent by our Fluids Division, the majority of which related to chemical plant improvements and the purchase of new equipment to support its water management services business. Our Production Testing Division spent approximately $6.5 million on capital expenditures, primarily to add to its international production testing equipment fleet. Our Compression Division spent approximately $76.0 million, primarily for the expansion of its compressor and equipment fleet for its CSI subsidiary. Our Offshore Services segment spent approximately $3.5 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

Generally, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled in an effort to conserve capital or otherwise address expected future market conditions. During the current period of reduced oil and natural gas prices, we are reviewing all capital expenditure plans carefully in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future. Excluding the capital expenditures of CCLP, we expect to spend approximately $25 to $35 million during 2015, and $19.8 million of this amount was expended during the first nine months of the year. CCLP expects to spend approximately $100 million during 2015, $76.0 million of which was expended during the first nine months of the year. The level of capital expenditures during the remainder of 2015 is subject to the impact of possible acquisitions and future market conditions.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities from short-term borrowings, long-term borrowings, operating leases, equity issuances, and other sources of capital.

TETRA Long-Term Debt

Bank Credit Facilities. As of November 9, 2015, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (the "Credit Agreement") of approximately $75.0 million, and had $9.4 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $140.6 million. These amounts do not reflect the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement.

Under the Credit Agreement, which matures on September 30, 2019, the revolving credit facility is unsecured and guaranteed by our material U.S. subsidiaries (excluding CCLP and its subsidiaries). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.50% to 2.75%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on TETRA's levels of debt and interest cost compared to a defined measure of TETRA's operating cash flows over a twelve month period. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and an initial maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. The maximum leverage ratio decreased to 3.25 as of September 30, 2015, and it will decrease further to 3.0 as of March 31, 2016. Consolidated net earnings under the credit facility is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries (which does not include CCLP), including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (including CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein. At September 30, 2015, our leverage ratio was 2.02 to 1, compared to 2.38 to 1 at June 30, 2015 and 2.94 to 1 at December 31, 2014.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (not including indebtedness of CCLP) greater than a defined amount. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default. We are in compliance with all covenants and conditions of TETRA's Credit Agreement as of September 30, 2015. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions and other efforts, to reduce costs and generate cash to mitigate the reduced demand for our products and services. In addition, certain of our businesses have seen increased activity and profitability levels, despite current oil and natural gas prices. Based on our projections for each of the four quarterly periods subsequent to September 30, 2015, and including the impact of these cost reduction efforts and increased activity levels on future estimated operating cash flows, we anticipate that we will have sufficient liquidity to maintain compliance with the financial covenants under the Credit Agreement through September 30, 2016. Immediately after closing and funding, we are required to apply a portion of the proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. In December 2015, and not later than forty-five days following the settlement of the Series 2015 Senior Notes, we are to apply any remaining portion of the proceeds, together with borrowings under our Credit Agreement (to the extent necessary) to prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016. We are also reviewing the sale of selected assets and additional financing alternatives as a source of proceeds to further repay or refinance a portion of TETRA's outstanding borrowings. There can be no assurances that these cost reduction or cash generation efforts will be successful, or that market conditions and our operating performance will not further decrease compared to our projections.

Senior Notes. In April 2006, we issued $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to our existing Master Note Purchase Agreement dated September 2004, as supplemented as of April 18, 2006. The Series 2006-A Senior Notes bear interest at a fixed rate of 5.90% and mature on April 30, 2016. Interest on the Series 2006-A Senior Notes is due semiannually on April 30 and October 30 of each year. As discussed above, immediately after closing and funding of the Series 2015 Senior Notes, we are required to apply a portion of the proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness outstanding under our Credit Agreement. In December 2015, and not later than forty-five days following the settlement of the Series 2015 Senior Notes, we are to prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016, including an estimated $1.7 million "make-whole" prepayment premium in accordance with the Master Note Purchase Agreement.

In April 2008, we issued $90.0 million in aggregate principal amount of Series 2008-B Senior Notes pursuant to a Note Purchase Agreement dated April 30, 2008. The Series 2008-B Senior Notes bore interest at a fixed rate of 6.56% and matured and were repaid on April 30, 2015.

In December 2010, we issued $65.0 million in aggregate principal amount of Series 2010-A Senior Notes and $25.0 million in aggregate principal amount of Series 2010-B Senior Notes pursuant to a Note Purchase Agreement dated September 30, 2010. The Series 2010-A Senior Notes bear interest at a fixed rate of 5.09% and mature on December 15, 2017. The Series 2010-B Senior Notes bear interest at a fixed rate of 5.67% and mature on December 15, 2020. Interest on the Series 2010 Senior Notes is due semiannually on June 15 and December 15 of each year.

On November 5, 2015, we announced the commencement of the Tender Offer to purchase for cash up to $25.0 million aggregate principal amount of the outstanding 2010 Senior Notes. The Tender Offer is scheduled to expire immediately after 11:59 p.m., Eastern Time, on December 4, 2015, unless extended by us in our sole discretion or if we terminate the Tender Offer earlier (the "Expiration Time"). The offered consideration for 2010 Senior Notes of either series to be purchased in the Tender Offer is an amount, payable in cash, equal to $100,000 per $100,000 principal amount of 2010 Senior Notes validly tendered by registered holders of 2010 Senior Notes prior to the Expiration Time, and accepted for purchase by us pursuant to the Tender Offer, plus accrued and unpaid interest on such 2010 Senior Notes up to, but not including, the date of payment for such Notes.

In April 2013, we issued $35.0 million in aggregate principal amount of Series 2013 Senior Notes pursuant to a Note Purchase Agreement dated April 29, 2013. The Series 2013 Senior Notes bear interest at a fixed rate of 4.0% and mature on April 29, 2020. Interest on the Series 2013 Senior Notes is due semiannually on April 29 and October 29 of each year.

We may prepay the Senior Notes, in whole or in part, at any time at a price equal to 100% of the principal amount outstanding, plus accrued and unpaid interest and a “make-whole” prepayment premium. The Senior Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Note Purchase Agreements and the Master Note Purchase Agreement, as supplemented, contain customary covenants and restrictions and require us to maintain certain financial ratios, including a minimum level of net worth and a ratio between TETRA's long-term debt balance and a defined measure of operating cash flow over a twelve month period. These financial ratios include a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. Consolidated net earnings under the Note Purchase Agreements and Master Note Purchase Agreement is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein. Under these note purchase agreements, the financial ratio requirements include a minimum interest coverage ratio of 2.5 and a maximum leverage ratio of 3.5. At September 30, 2015, our leverage ratio was 2.02 to 1.

The Note Purchase Agreements and the Master Note Purchase Agreement also contain customary default provisions as well as a cross-default provision relating to any other of TETRA indebtedness of $20.0 million or more. We are in compliance with all covenants and conditions of the Note Purchase Agreements and the Master Note Purchase Agreement as of September 30, 2015. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants, and we expect this trend to continue. Based on our projections for each of the four quarterly periods subsequent to September 30, 2015, and including the impact of these cost reduction efforts and increased activity levels on estimated future operating cash flows, we anticipate that we will have sufficient liquidity to be in compliance with the financial covenants under the Note Purchase Agreements and the Master Note Purchase Agreement through September 30, 2016.

On November 5, 2015, we entered into the 2015 Senior Note Purchase Agreement with GSO Tetra Holdings LP. Pursuant to the 2015 Senior Note Purchase Agreement, we agreed to issue and sell $125 million in aggregate principal amount of our Series 2015 Senior Notes. The Series 2015 Senior Notes will be sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). Closing of the transaction is expected to occur on or before November 20, 2015. Immediately after closing and funding, we are required to apply a portion of the proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. Thereafter, we are to apply any remaining portion of the proceeds, together with other funds (to the extent necessary), to (i) pay the purchase price for 2010 Senior Notes accepted for purchase pursuant to the Tender Offer, (ii) prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016 and (iii) pay fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement.

The Series 2015 Senior Notes will bear interest at the fixed rate of 11.0% and mature on November 5, 2022. Interest on the Series 2015 Senior Notes will be due quarterly on March 15, June 15, September 15 and December 15 of each year, commencing on March 15, 2016. We may prepay the Series 2015 Senior Notes, in whole or in part (though not in an amount less than $1,000,000 in the aggregate in the case of a partial prepayment) at a prepayment price equal to (i) prior to the third anniversary of the date of the closing of the issuance and sale of the Series 2015 Senior Notes (the “Closing”), 100% of the principal amount so prepaid, plus accrued and unpaid interest and a “make-whole” prepayment amount, (ii) during the period commencing on the third anniversary of the Closing and ending on the day prior to the fourth anniversary of the Closing, 104% of the principal amount so prepaid, plus accrued and unpaid interest, (iii) during the period commencing on the fourth anniversary of the Closing and ending on the day prior to the fifth anniversary of the Closing, 102% of the principal amount so prepaid, plus accrued and unpaid interest, (iv) during the period commencing on the fifth anniversary of the Closing and ending on the day prior to the sixth anniversary of the Closing, 101% of the principal amount so prepaid, plus accrued and unpaid interest, and (v) from the sixth anniversary of Closing, 100% of the principal amount so prepaid, plus accrued and unpaid interest.

Pursuant to the 2015 Senior Note Purchase Agreement, the Series 2015 Senior Notes will be unsecured and guaranteed by certain of our material wholly owned U.S. subsidiaries. The 2015 Senior Note Purchase Agreement contains customary covenants that will limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments as set forth in the 2015 Senior Note Purchase Agreement. In addition, the 2015 Senior Note Purchase Agreement requires us to maintain certain consolidated financial ratios. The 2015 Senior Note Purchase Agreement contains customary default provisions, as well as the following cross-default provision. An event of default will occur if we or any our restricted subsidiaries (i) fails to make any payment when due beyond any applicable grace period under any indebtedness of at least $20.0 million, (ii) defaults in the performance of or compliance with any term of any indebtedness in an aggregate outstanding principal amount of at least $20.0 million or of any mortgage, indenture or other agreement relating to such indebtedness or any other condition exists, and as a result of such default or condition such indebtedness is accelerated and declared due and payable before its stated maturity or before its regularly scheduled dates for payment, or (iii) the we or any of our restricted subsidiaries becomes obligated to purchase or repay indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $20.0 million or one or more persons have the right to require us or any of our subsidiaries to purchase or repay such indebtedness. Upon the occurrence and during the continuation of an event of default under the 2015 Senior Note Purchase Agreement, the Series 2015 Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Series 2015 Senior Notes at the time outstanding.

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

On November 5, 2015, we entered into the Second Amendment (the “Second Amendment”) to the Note Purchase Agreement that, conditioned upon the closing and funding of the issuance of the Series 2015 Senior Notes, (i) provides for the extension of the maturity date of the Senior Secured Notes from April 1, 2017 to April 1, 2019, (ii) amends certain definitions in the Note Purchase Agreement and (iii) requires us to pay an extension fee for the ratable account of the noteholders under the Note Purchase Agreement.

The Note Purchase Agreement, as amended, contains customary covenants and restrictions and requires us to comply with certain financial covenants, including a minimum interest coverage ratio of 2.5. These financial ratios also include a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings (as defined in the Note Purchase Agreement)) of 3.5. At September 30, 2015, our leverage ratio was 2.02 to 1.

The principal portion of each of the Senior Secured Notes consists of tranches that bear interest at LIBOR, as defined in the Note Purchase Agreement, as amended, plus an applicable margin ("LIBOR Tranches") and tranches that bear interest at the Base Rate plus an applicable margin ("Base Rate Tranches"), as we may request in accordance with the Note Purchase Agreement. The initial Senior Secured Note issued on the closing bears interest at LIBOR, plus an applicable margin. We may convert the LIBOR Tranche into a Base Rate Tranche in accordance with the Note Purchase Agreement. The Note Purchase Agreement contains customary covenants and default and cross-default provisions.

CCLP Long-Term Debt

CCLP’s Bank Credit Facilities. Under CCLP's bank credit agreement (the "CCLP Credit Agreement"), CCLP and CSI Compressco Sub, Inc. are named as the borrowers and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit Agreement includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As of November 9, 2015, CCLP has a balance outstanding under the CCLP Credit Agreement of $243.0 million, has $0.8 million letters of credit and performance bonds outstanding, and has availability under the CCLP Credit Agreement of $156.2 million.

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

The CCLP Credit Agreement requires CCLP to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At September 30, 2015, the CCLP consolidated total leverage ratio was 4.41 to 1. In addition, the CCLP Credit Agreement includes customary negative covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The CCLP Credit Agreement provides that CCLP can make distributions to holders of its common units, but only if there is no default or event of default under the facility. CCLP is in compliance with all covenants and conditions of the CCLP Credit Agreement as of September 30, 2015.

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

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants and conditions of the CCLP Senior Note Purchase Agreement as of September 30, 2015.

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we and CCLP fund our respective short-term liquidity requirements from cash generated by our respective operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. TETRA's Credit Agreement, as amended, matures in September 2019, the CCLP Credit Agreement matures in August 2019, TETRA's Senior Notes, including the Series 2015 Senior Notes, mature at various dates between April 2016 and November 2022, and the CCLP Senior Notes mature on August 15, 2022. Conditioned upon the closing and funding of the issuance of the Series 2015 Senior Notes, the maturity date of TETRA's Senior Secured Notes will be extended to April 2019. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

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

CCLP’s Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the nine months ended September 30, 2015, CCLP distributed approximately $51.0 million, including approximately $28.3 million to its public unitholders.

Off Balance Sheet Arrangements

As of September 30, 2015, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Environmental

One of our subsidiaries, TETRA Micronutrients, Inc. ("TMI"), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the Consent Order), with regard to the Fairbury facility. TMI is liable for ongoing environmental monitoring at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. While the outcome cannot be predicted with certainty, management does not consider it reasonably possible that a loss in excess of any amounts accrued has been incurred or is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

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

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. For oil and gas properties Maritech previously operated, the buyers of the properties assumed the financial responsibilities associated with the properties' operations, including abandonment and decommissioning, and generally became the successor operator. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers who also assumed these financial responsibilities associated with the properties' operations, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, the previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. A significant portion of the decommissioning liabilities that were assumed by the buyers of the Maritech properties in 2011 remains unperformed and we believe the amounts of these remaining liabilities are significant. We monitor the financial condition of the buyers of these properties from Maritech, and if current oil and natural gas pricing levels continue, we expect that one or more of these buyers may be unable to perform the decommissioning work required on the properties acquired from Maritech.

During the nine months ended September 30, 2015, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel monitor the status of these companies.

Contractual Obligations

The table below summarizes our consolidated contractual cash obligations as of September 30, 2015:

	Payments Due
	Total	2015	2016	2017	2018	2019	Thereafter
	(In Thousands)
Long-term debt - TETRA	$331,125	425	90,000	115,000	—	65,700	60,000
Long-term debt - CCLP	588,349	—	—	—	—	243,000	345,349
Interest on debt - TETRA	34,653	3,798	11,652	8,569	4,604	4,157	1,873
Interest on debt - CCLP	201,218	8,049	32,197	32,197	32,197	29,810	66,768
Purchase obligations	137,867	3,805	11,203	11,203	9,328	9,328	93,000
Decommissioning and other asset retirement obligations(1)	59,976	8,208	11,344	26,905	4,715	—	8,804
Operating and capital leases	89,491	4,028	10,614	8,321	7,420	6,877	52,231
Total contractual cash obligations(2)	$1,442,679	$28,313	$167,010	$202,195	$58,264	$358,872	$628,025

(1)
We have estimated the timing of these payments for decommissioning liabilities based upon our plans and the plans of outside operators, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the discounted obligation as of September 30, 2015.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $4.1 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements.

Our consolidated contractual obligations and commitments principally consist of obligations associated with our outstanding indebtedness, CCLP's outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. On March 18, 2015, we entered into a Note Purchase Agreement (the "Note Purchase Agreement") with Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the noteholders (the "Noteholder Representative"), and Wells Fargo Energy Capital, Inc., in its capacity as the sole initial purchaser. The Note Purchase Agreement relates to the issuance and sale of $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes").

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

Interest Rate Risk

Through September 30, 2015, there have been no material changes pertaining to our interest risk rate exposures as disclosed in our Form 10-K for the year ended December 31, 2014.

Exchange Rate Risk

As of September 30, 2015, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2014.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, the end of the period covered by this quarterly report.

We are currently integrating CSI into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating and, where necessary, making changes in controls and procedures related to the CSI business, which we expect to be completed in fiscal year 2015.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Environmental Proceedings

One of our subsidiaries, TETRA Micronutrients, Inc. ("TMI"), previously owned and operated a production facility located in Fairbury, Nebraska. TMI is subject to an Administrative Order on Consent issued to American Microtrace, Inc. (n/k/a/ TETRA Micronutrients, Inc.) in the proceeding styled In the Matter of American Microtrace Corporation, EPA I.D. No. NED00610550, Respondent, Docket No. VII-98-H-0016, dated September 25, 1998 (the "Consent Order"), with regard to the Fairbury facility. TMI is liable for ongoing environmental monitoring at the Fairbury facility under the Consent Order; however, the current owner of the Fairbury facility is responsible for costs associated with the closure of that facility. While the outcome cannot be predicted with certainty, management does not consider it reasonably possible that a loss in excess of any amounts accrued has been incurred or is expected to have a material adverse impact on our financial condition, results of operations, or liquidity.

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2014, except for the following:

We may have continuing exposure on abandonment and decommissioning obligations associated with oil and gas properties sold by Maritech.

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities having a value at the time of sale of approximately $122.0 million pursuant to the purchase and sale agreements. For oil and gas properties Maritech previously operated, the buyer of the properties assumed the financial responsibilities associated with the properties' operations, including abandonment and decommissioning, and generally became the successor operator. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers who also assumed the financial responsibilities associated with the properties' operations, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, the previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. A significant portion of the decommissioning liabilities that were assumed by the buyers of the Maritech properties in 2011 remains unperformed and we believe the amounts of these remaining liabilities are significant. We monitor the financial condition of the buyers of these properties from Maritech, and if current oil and natural gas pricing levels continue, we expect that one or more of these buyers may be unable to perform the decommissioning work required on properties they acquired from Maritech. To the extent Maritech is required to perform a significant portion of the abandonment and decommissioning obligations associated with these previously owned oil and gas properties, our financial condition and results of operations may be negatively affected.

During the nine months ended September 30, 2015, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech estimates that of the total amount of decommissioning liabilities associated with properties sold to this company, Maritech is exposed to a high level of risk on properties that had decommissioning liabilities at the time they were sold in 2011 of approximately $6 million. This amount, which is net to Maritech's interest, may not be representative of the current fair value of these obligations and does not reflect the potential benefit of bonding that may be available to Maritech if it were to be required to perform such obligations. Maritech and its legal counsel monitor the status of these companies. There can be no assurance that Maritech will not become legally responsible to perform decommissioning work on properties it previously sold, resulting in charges to our future earnings and increases to our future operating cash requirements.

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

As the owner and operator of its oil and gas property interests, Maritech is liable for the proper abandonment and decommissioning of these properties. We have guaranteed a portion of the abandonment and decommissioning liabilities of Maritech. With respect to certain properties, Maritech is entitled to be paid in the future for all or a portion of these obligations by the previous owner of the property once the liability is satisfied. We and Maritech are subject to the risk that the previous owner(s) will be unable to make these future payments. In addition, for certain remaining Maritech properties to be decommissioned or abandoned, the co-owners of such properties are responsible for the payment of their portions of the associated operating expenses and abandonment liabilities. However, if one or more co-owners do not pay their portions, Maritech and any other nondefaulting co-

owners may be liable for the defaulted amount. If any required payment is not made by a previous owner or a co-owner and any security is not sufficient to cover the required payment, we could suffer material losses.

During the nine months ended September 30, 2015, continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including companies that are joint-owners in Maritech oil and gas properties and decommissioning obligations currently owned or from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. Certain of these previous owners of Maritech properties who are obligated to pay Maritech in the future are currently experiencing severe financial difficulties, including one company which filed for bankruptcy protection during the third quarter of 2015. The majority of the amounts owed to Maritech by these companies are not contractually required to be paid to Maritech until several years in the future. Nevertheless, we are monitoring the financial condition of this company, and if current oil and natural gas pricing levels continue, this company may be unable to pay Maritech for contractual amounts owed. Maritech and its outside counsel will take any action necessary to protect Maritech's interests. Although certain of these decommissioning obligations may not be performed for many years, there can be no assurance that the current oil and gas price environment will not result in charges to our future earnings and increases to our future operating cash requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2015	—	(2)	$—	—	$14,327,000
August 1 – August 31, 2015	750	(2)	6.80	—	14,327,000
September 1 – September 30, 2015	—	(2)	—	—	14,327,000
Total	750			—	$14,327,000

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2015.

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

TETRA Technologies, Inc.

Date:	November 9, 2015	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	November 9, 2015	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	November 9, 2015	By:	/s/Ben C. Chambers
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2015 and 2014; (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2015.