Form 10-K
period 2015-12-31
TETRA TECHNOLOGIES INC
filed 2016-03-04
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, A NON-ACCELERATED FILER, OR A SMALLER REPORTING COMPANY. SEE THE DEFINITIONS OF “LARGE ACCELERATED FILER,” “ACCELERATED FILER,” AND “SMALLER REPORTING COMPANY”  IN RULE  12b-2 OF THE EXCHANGE ACT. (CHECK ONE):

LARGE ACCELERATED FILER [ ]	ACCELERATED FILER [ X ]	NON-ACCELERATED FILER [ ]	SMALLER REPORTING COMPANY [ ]
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]
THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $469,749,193 AS OF JUNE 30, 2015, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
NUMBER OF SHARES OUTSTANDING OF THE ISSUER’S COMMON STOCK AS OF FEBRUARY 29, 2016, WAS 80,256,544 SHARES.
DOCUMENTS INCORPORATED BY REFERENCE
PART III INFORMATION IS INCORPORATED BY REFERENCE TO THE REGISTRANT’S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 3, 2016, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE END OF THE REGISTRANT’S FISCAL YEAR.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Annual Report are identifiable by the use of the following words and other similar words: “anticipates”, “assumes”, “believes”, “budgets”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should, “targets”, “will”, and “would”.

Such forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks, and uncertainties, including, but not limited to:

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	the levels of competition we encounter;

•	the activity levels of our customers;

•	the availability of adequate sources of capital to us;

•	our ability to comply with contractual obligations, including those under our financing arrangements;

•	our operational performance;

•	risks related to acquisitions and our growth strategy;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to our foreign operations;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies;

•	information technology risks including the risk from cyberattack, and

•
other risks and uncertainties under “Item 1A. Risk Factors” in this Annual Report and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

The risks and uncertainties referred to above are generally beyond our ability to control, and we cannot predict all the risks and uncertainties that could cause our actual results to differ from those indicated by the forward-looking statements. If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results may vary from those indicated by the forward-looking statements, and such variances may be material.

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

i

PART I

Item 1. Business.

 The financial statements presented in this Annual Report are the consolidated financial statements of TETRA Technologies, Inc., a Delaware corporation and its subsidiaries. When the terms “TETRA,” “the Company,” “we,” “us,” or “our” are used in this document, those terms refer to TETRA Technologies, Inc. and its consolidated subsidiaries.

TETRA is a Delaware corporation, incorporated in 1981. Our corporate headquarters are located at 24955 Interstate 45 North in The Woodlands, Texas. Our phone number is 281-367-1983, and our website is accessed at www.tetratec.com. Our common stock is traded on the New York Stock Exchange under the symbol “TTI.”

Our Corporate Governance Guidelines, Code of Business Conduct, Code of Ethics for Senior Financial Officers, Audit Committee Charter, Compensation Committee Charter, and Nominating and Corporate Governance Committee Charter, as well as our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and all amendments to those reports are all available, free of charge, on our website at www.tetratec.com as soon as practicable after we file the reports with the SEC. Information contained on or connected to our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings with the SEC. The documents referenced above are available in print at no cost to any stockholder who requests them by writing or telephoning our Corporate Secretary.

About TETRA

TETRA Technologies, Inc., together with its consolidated subsidiaries, is a leading, geographically diversified oil and gas services company, focused on completion fluids and associated products and services, water management, frac flowback, production well testing, offshore rig cooling, compression services and equipment, and selected offshore services including well plugging and abandonment, decommissioning, and diving. We also have a limited domestic oil and gas production business. We are composed of five reporting segments organized into four divisions - Fluids, Production Testing, Compression, and Offshore.

Our Fluids Division manufactures and markets clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. The Fluids Division also provides domestic onshore oil and gas operators with a wide variety of water management services.

Our Production Testing Division provides frac flowback, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas producing regions in the United States, Mexico, and Canada, as well as in basins in certain regions in South America, Africa, Europe, the Middle East, and Australia.

Our Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the division's facilities, as well as the sale of compressor package parts and components manufactured by third-party suppliers. The Compression Division's aftermarket services business provides compressor package reconfiguration and maintenance services. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.

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

The Maritech segment is a limited oil and gas production operation. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil- and gas-producing property interests. Maritech’s operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells and production platforms. Maritech intends to acquire a portion of these services from the Offshore Division’s Offshore Services segment.

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

2015 Strategic Capital Enhancement Restructuring

Given the lower demand for certain of our products and services in the current oil and natural gas market environment, the expected levels of future consolidated operating cash flows, which we have historically used to fund our growth and liquidity needs, has become more uncertain. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures. In addition to cost structure rationalization and working capital management, we have focused on capital structure enhancements designed to strengthen our consolidated balance sheet. On November 20, 2015, pursuant to a Note Purchase Agreement (the “2015 Senior Note Purchase Agreement”) with GSO Tetra Holdings LP, an unrelated third party, we issued and sold $125.0 million in aggregate principal amount of our 11.0% Senior Notes due November 5, 2022 (the “Series 2015 Senior Notes”). Immediately after the closing and funding, we applied a portion of the $119.7 million net proceeds from the sale of the Series 2015 Senior Notes to repay all of the indebtedness for borrowed money outstanding under our bank revolving credit facility. In December 2015, we applied the remaining portion of the proceeds, together with other funds to (i) pay the $25.0 million purchase price pursuant to a tender offer that commenced on November 5, 2015, (the “Tender Offer”) to purchase for cash up to $25.0 million aggregate principal amount of our outstanding Series 2010-A Senior Notes and Series 2010-B Senior Notes (collectively, the “2010 Senior Notes”), (ii) prepay in full all amounts owed in respect of our outstanding Series 2006-A Senior Notes, due April 30, 2016, and (iii) pay fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement. In addition, we entered into an agreement with Wells Fargo Energy Capital, Inc. that extends the maturity date of the $50.0 million of the Senior Secured Notes due April 1, 2017, (the "Senior Secured Notes") from 2017 to 2019. As a result of these transactions, we have repaid or extended the maturity dates of a significant portion of TETRA's total long-term debt without significantly increasing the amount of TETRA's net borrowings.

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

The Fluids Division provides both stock and custom-blended CBFs based on our customers’ specific needs and the proposed application. During 2015, the Fluids Division introduced a new CBF technology, TETRA CS Neptune TM completion fluids, for a niche completion fluid application for a customer's completion project in the U.S. Gulf of Mexico. We also provide a broad range of associated services, including onsite fluids filtration, handling, and recycling; wellbore cleanup; fluid engineering consultation; fluid management services; and high-volume water management services for fracturing operations. We offer to repurchase (buyback) certain used CBFs from customers, which we are able to recondition and recycle. Selling used CBFs back to us reduces the net cost of the CBFs to our customers and minimizes our customers’ need to dispose of used fluids. We recondition used CBFs through filtration, blending, and the use of proprietary chemical processes, and then market the reconditioned CBFs.

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

The Fluids Division provides domestic onshore oil and gas operators with a wide variety of frac water management services, including selection, analysis, treatment, storage, transfer, recycling, and environmental risk mitigation. These services include the division’s BioRid® and other above-ground frac water treatment technologies, some of which are patented, and its proprietary TETRA STEELTM 1200 rapid deployment water transfer system. The Fluids Division's water management personnel seek to design environmentally friendly solutions for the unique needs of each customer’s wellsite in order to maximize operational performance and efficiency.

The Fluids Division manufactures liquid and dry calcium chloride, liquid calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide for distribution, primarily into energy markets. Liquid and dry calcium chloride are also sold into water treatment, industrial, cement, food processing, road maintenance, ice melt, agricultural, and consumer products markets. Liquid sodium bromide is also sold into industrial water treatment markets, where it is used as a biocide in recirculated cooling tower waters and in other applications.

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

Production Testing Division

Our Production Testing Division provides frac flowback services, early production facilities and services, production well testing services, offshore rig cooling, and other associated services. The Production Testing Division provides well flow management and evaluation services and data that enables operators to quantify reserves, optimize production, and minimize oil and gas reservoir damage. Early production services typically include sophisticated evaluation techniques for reservoir management, including unconventional shale reservoir exploitation and optimization of well workover programs. Frac flowback and production well testing services may include well control, well cleanup, and laboratory analysis. These services are utilized in the completion process after fracking and in the production phase of oil and gas wells.

Our Production Testing Division maintains one of the largest fleets of high-pressure production testing equipment in the United States, including equipment designed to work in environments where high levels of hydrogen sulfide gas are present. The division has domestic operating locations in Colorado, Louisiana, North Dakota, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming. The division also has locations in Argentina, Brazil, Canada, Kurdistan, Mexico, Saudi Arabia, and certain countries in Europe, Africa, and the Middle East. Production Testing operations in Canada are provided through our Greywolf Energy Services ("Greywolf") subsidiary.

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

Compression Division

Our Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division fabricates and sells standard and custom designed compressor packages as well as oilfield fluid pump systems and provides aftermarket services and compressor package parts and components manufactured by third-party suppliers. The Compression Division provides its compression services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.

The Compression Division is one of the largest providers of natural gas compression services in the United States. The compression and related services business includes a service fleet of approximately 6,000 compressor packages providing in excess of 1.1 million in aggregate horsepower, utilizing a full spectrum of low-, medium-, and high-horsepower engines. Low-horsepower compressor packages enhance production for dry gas wells and liquid-loaded gas wells by deliquifying wells, lowering wellhead pressure, and increasing gas velocity. Our low-horsepower compressor packages are also utilized in connection with oil and liquids production and in vapor recovery and casing gas system applications. Low- to medium-horsepower compressor packages are typically utilized in wellhead, gathering, and other applications primarily in connection with oil and liquids production. Our high-horsepower compressor package offerings are typically utilized for natural gas production, natural gas gathering, centralized compression facilities, and midstream applications.

The horsepower of our compression services fleet on December 31, 2015, is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Aggregate Horsepower

0 - 100	3,987	187,809	16.6%
101 - 800	1,647	459,708	40.8%
801 and over	358	480,023	42.6%
Total	5,992	1,127,540	100%

Our Compression Division's equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems that are designed and fabricated primarily at its facility in Midland, Texas. Our compressor packages are typically sold to natural gas and oil exploration and production, mid-stream, transmission, and storage companies for use in various applications including gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant, gas processing, pressure maintenance, pipeline, vapor recovery, gas transmission, fuel gas booster, and coal bed methane systems. We design and fabricate natural gas reciprocating and rotary compressor packages up to 8,000 horsepower for use in our service fleet and for sale to our broadened customer base. Our pump systems can be utilized in numerous applications including oil production, transfer, and pipelines as well as water injection and disposal.

The Compression Division's aftermarket services business provides a wide range of services to support the needs of customers who own compression equipment. These services include operations, maintenance, overhaul, and reconfiguration services, which may be provided under turnkey engineering, procurement, and construction contracts. This business employs factory trained sales and support personnel in most of the major oil and natural gas producing basins in the United States to perform these services.

Virtually all of our Compression Division's operations are conducted through our partially owned CSI Compressco LP subsidiary ("CCLP"). Through our wholly owned subsidiary, CSI Compressco GP Inc., we manage and control CCLP, and accordingly, we consolidate CCLP results of operation in our consolidated results of operation. As of December 31, 2015, common units held by the public represent approximately a 56% ownership interest in CCLP.

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

In providing services, our Offshore Services segment utilizes rigless offshore plugging and abandonment equipment packages, two heavy lift barges, several dive support vessels, and other dive support assets that we own. In addition, we lease other assets from third parties and engage third-party contractors whenever necessary. The Offshore Services segment provides a wide variety of conventional and saturation diving services to its customers through its Epic Diving & Marine Services subsidiary ("EPIC"). Well abandonment, decommissioning, diving, and certain construction services are performed primarily in the U.S. Gulf of Mexico. The Offshore Services segment provides offshore cutting services and tool rentals through its EOT Cutting Services ("EOT") subsidiary. The Offshore Services segment also utilizes specialized equipment and engineering expertise to address a variety of specific platform construction and decommissioning issues, including those associated with platforms that have been toppled or severely damaged by hurricanes and other windstorms. The Offshore Services segment provides services to major oil and gas companies and independent operators, including Maritech, through its facilities located in Broussard, Belle Chasse, Fourchon, and Houma, Louisiana.

Our Offshore Services segment’s fleet of service vessels has expanded and contracted in size in recent years in response to changing demands for its services. With the TETRA Hedron, a 1,600-metric-ton heavy lift derrick barge, and the TETRA Arapaho, a 725-metric-ton heavy lift derrick barge, we perform heavy lift decommissioning and construction projects and integrated operations on oil and gas production platforms. The Offshore Services segment also performs contract diving operations, utilizing its owned dive service vessels, as well as vessels obtained under long- and short-term leases as needed. Diving services include saturation diving for up to 1,000 foot dive depths as well as mixed gas and surface diving for shallower dives.

Among other factors, demand for our Offshore Service segment’s operations in the U.S. Gulf of Mexico is affected by federal regulations governing the abandonment and decommissioning of offshore wells, production platforms, and pipelines. These regulations include Notice To Lessees 2010-G05: “Decommissioning Guidance for Wells and Platforms” (NTL 2010-G05, known as the “Idle Iron Guidance”). The Bureau of Safety and Environmental Enforcement ("BSEE") issues offshore permits, regulates offshore contractors, and oversees the provisions of the Idle Iron Guidance. The Idle Iron Guidance became effective October 15, 2010, and requires that operators perform and report decommissioning and abandonment plans and activities in accordance with BSEE requirements. The Idle Iron Guidance provides specific guidelines for when an operator has to permanently plug and abandon wells and decommission platforms and related facilities after the occurrence of certain events, including the end of useful operations, cessation of commercial production, and expiration of the lease.

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

The sales of substantially all of Maritech’s oil and gas producing properties during 2011 and 2012 have essentially removed us from the oil and gas exploration and production business, and significantly all of Maritech’s oil and gas acquisition, development, and exploitation activities have ceased. Following these sales, Maritech’s remaining oil and gas reserves and production are negligible. Maritech’s operations consist primarily of the well abandonment and decommissioning of its remaining offshore oil and gas platforms and facilities. During the three year period ended December 31, 2015, Maritech spent approximately $187.7 million on such efforts. Approximately $48.4 million of Maritech decommissioning liabilities remain as of December 31, 2015, and approximately $14.6 million of this amount is planned to be performed during 2016, with the timing of a portion of this work being discretionary.

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

We also own a calcium bromide manufacturing plant near Magnolia, Arkansas, that was constructed in 1985. This plant was acquired in 1988 and is not operable. We currently lease approximately 33,000 gross acres of bromine-containing brine reserves in the vicinity of this plant. While this plant is designed to produce calcium bromide, it could be modified to produce elemental bromine or select bromine compounds. Development of the brine field, construction of necessary pipelines, and reconfiguration of the plant would require a substantial capital investment. The long-term Chemtura bromine supply agreement discussed above provides us with a secure supply of bromine to support the division’s current operations. We do, however, continue to evaluate our strategy related to the Magnolia, Arkansas, assets and their future development. Chemtura has certain rights to participate in future development of the Magnolia, Arkansas assets.

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

Market Overview and Competition

Our operations are significantly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international locations in which we operate. Beginning in 2014 and continuing throughout 2015, the prices of natural gas and oil have dropped significantly. As a result, drilling activities and capital expenditure levels have declined in the domestic and international markets in which we operate. The decline in activity in the natural gas and oil exploration and production industry has resulted, and is expected to continue to result, in a decline in demand for certain of our products and services.

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

During 2013 and 2014, a portion of the growth of the Fluids Division's U.S. operations has been due to increased industry demand for onshore water management services in unconventional shale gas and oil reservoirs. However, beginning in 2015, demand for certain Fluids Division products and services, particularly water management services, has been adversely affected by declining oil and natural gas pricing. The Fluids Division provides water management services to a wide-range of onshore oil and gas operators located in the most significant domestic shale gas and oil reservoirs, including the Bakken, Barnett, Cana Woodford, Eagle Ford, Fayetteville, Granite Wash, Haynesville, Marcellus, and Utica.

Our Fluids Division’s principal competitors in the sale of CBFs to the oil and gas industry are Baker Hughes, Baroid, a subsidiary of Halliburton, and M-I Swaco, a subsidiary of Schlumberger. This market is highly competitive, and competition is based primarily on service, availability, and price. Major customers of the Fluids Division include Al Ghaith, Anadarko, BHP Billiton, Chesapeake, Devon, ENI Petroleum, ExxonMobil, LLOG Exploration, Saudi ARAMCO, Shell, Southwestern Energy, Tullow, TOTAL, and Whistler Energy. The Fluids Division also sells its CBF products through various distributors. Competitors for the division’s water management services include large, multinational providers as well as small, privately owned operators.

Our liquid and dry calcium chloride products have a wide range of uses outside the energy industry. Non-energy market segments where these products are used include water treatment, industrial, food processing, road maintenance, ice melt, agricultural, and consumer products. We also sell sodium bromide into industrial water treatment markets as a biocide under the BioRid® tradename. Most of these markets are highly competitive. The Fluids Division’s European calcium chloride operations market our calcium chloride products to certain European markets. Our principal competitors in the non-energy related calcium chloride markets include Occidental Chemical Corporation and Vitro in North America, and NedMag in Europe.

Production Testing Division

In certain gas producing basins, water, sand, and other abrasive materials commonly accompany the initial production of natural gas, often under high pressure and high temperature conditions and, in some cases, from reservoirs containing high levels of hydrogen sulfide gas. The division provides the specialized equipment and qualified personnel to address these impediments to production. The Production Testing Division also provides certain services designed to accommodate the unique frac flowback and testing demands of shale gas reservoirs. Through Greywolf, the division serves the western Canada market. In addition, the Production Testing Division continues to serve the continuing demand for services associated with many of the domestic shale gas reservoirs, including the Bakken, Barnett, Cana Woodford, Eagle Ford, Fayetteville, Haynesville, Marcellus, and Niobrara. In addition, through our OPTIMA subsidiary, the Production Testing Division offers offshore oil and gas rig cooling services and associated products that suppress heat generated by high-rate flaring of hydrocarbons during offshore well testing operations. OPTIMA primarily serves markets in the North Sea, Asia-Pacific, the Middle East, and South America.

The U.S. and Canadian production testing markets are highly competitive, and competition is based on availability of appropriate equipment and qualified personnel, as well as price, quality of service, and safety record. We believe that our skilled personnel, operating procedures, and safety record give us a competitive advantage in the marketplace. The Production Testing Division plans to continue growing its foreign operations in order to serve major oil and gas markets worldwide, both organically and through additional strategic acquisitions. Competition in onshore U.S. production testing markets is primarily dominated by numerous small, privately owned operators. Expro International, Halliburton, Schlumberger, and Weatherford are major competitors in the foreign markets we serve. The major customers for this division include Apache, Cabot, Carrizo Oil and Gas, Chevron, COG Operating, ConocoPhillips, Consol Energy, Devon, Eclipse Resources, Encana, EOG Resources, EP Energy, Halliburton, HESS, Peak Energy, Peyto, Rice Energy, Saudi Aramco, Schlumberger, Shell, and TAQ Operating Company.

Compression Division

The Compression Division provides its products and services to a broad base of natural gas and oil exploration and production, midstream, pipeline transmission, and storage companies, operating throughout many of the onshore producing regions of the United States. The Compression Division also has operations in Latin America and other foreign regions. While most of the Compression Division's services are performed throughout Texas, the San Juan Basin, the Rocky Mountain region, and the Midcontinent region of the United States, we also have a presence in other U.S. producing regions. The Compression Division continues to seek opportunities to further expand its operations into other regions in the U.S. and elsewhere in the world.

The division’s strategy is to compete on the basis of superior services at a competitive price. The Compression Division believes that it is competitive because of the significant increases in the value that results from the use of its services, its superior customer service, its highly trained field personnel, and the quality of the compressor packages it uses to provide services. The Compression Division’s major customers include Atlas Pipeline Mid-Continent, BP America Production Company, Cimarex Energy, ConocoPhillips, DCP Midstream, and Noble Energy.

The compression services and compressor package fabrication business is highly competitive. The Compression Division experiences competition from companies that may be able to more quickly adapt to changes within our industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from various local and regional companies that utilize packages consisting of a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price as opposed to our focus on providing production enhancement value to the customer. Competition for the mid- and high-horsepower compression services business comes primarily from large national and multinational companies who may have greater financial resources than ours. Such competitors include ArchRock (formerly a part of Exterran), AXIP Energy Services, CDM Resource Management, Exterran, J-W Power, and USA Compression. Our competition in the standard compressor package fabrication and sales market includes several large companies and a large number of small, regional fabricators, including some of those who we compete with for compression services, as well as AG Equipment Company, SEC Energy Products & Services, Enerflex, and others. The Compression Division's competition in the custom-designed market usually consists of larger companies with the ability to provide integrated projects and product support after the sale, including some of the competitors noted above. The ability to fabricate these large custom-designed packages at the Compression Division's facilities near the point of end-use of many customers is often a competitive advantage.

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

The Offshore Services segment markets its services primarily to major oil and gas companies and independent operators. One of the Offshore Services segment’s most significant customer during the past three years has been Maritech; however, the amount of work performed for Maritech has been reduced and the amount of work to be performed in the future for Maritech is expected to continue to decline. Other major customers include Chevron, Fieldwood Energy, Shell, Stone Energy, and W&T Offshore. The Offshore Services segment’s services are performed primarily in the U.S. Gulf of Mexico, however, the segment is also seeking to expand its operations to international markets. Our principal competitors in the U.S. Gulf of Mexico market are Bisso, Express Energy, Harkand, Oceaneering, Offshore Specialty Fabricators, Inc., and Superior Energy Services, Inc. This market is highly competitive, and competition is based primarily on service, equipment availability, safety record, and price.

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

No single customer provided 10% or more of our total consolidated revenues during the year ended December 31, 2015.

Backlog

The Compression Division’s equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems that are fabricated to customer specifications and standard specifications, as applicable. The Division's custom designed compressor packages are typically greater in size and scope than standard fabrication packages, requiring more labor, materials, and overhead resources. The fabrication and sales business requires diligent planning of those resources and project and backlog management in order to meet the customer's desired delivery dates and performance criteria, and achieve fabrication efficiencies. As of December 31, 2015, the Compression Division's fabrication and sales backlog was approximately $33.6 million, all of which is expected to be recognized through the year ended December 31, 2016. This fabrication and sales backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. Our fabrication and sales backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and to measure our success in winning bids from our customers. Excluding these Compression Division operations, our products and services either are not sold under long-term contracts or do not require long lead times to procure or deliver.

Employees

As of December 31, 2015, we had approximately 3,000 employees. None of our U.S. employees are presently covered by a collective bargaining agreement. Our foreign employees are generally members of labor unions and associations in the countries in which we operate. We believe that our relations with our employees are good.

Patents, Proprietary Technology and Trademarks

As of December 31, 2015, we owned or licensed forty-four (44) issued U.S. patents and had twenty (20) patent applications pending in the United States. We also had forty-one (41) owned or licensed foreign patents and thirty-two (32) foreign patent applications pending in various other countries. The foreign patents and patent applications are primarily foreign counterparts to U.S. patents or patent applications. The issued patents expire at various times through 2032. We have elected to maintain certain other internally developed technologies, know-how, and inventions as trade secrets. While we believe that our patents and trade secrets are important to our competitive positions in our businesses, we do not believe any one patent or trade secret is essential to our success.

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

 The EPA has determined that greenhouse gases present an endangerment to public health and the environment, because, according to the EPA, they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and gas production, particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources which include onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of greenhouse gas emissions from such facilities is required on an annual basis. The EPA’s rules relating to emissions of greenhouse gases from large, stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide-range of sources.

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

Following the 2011 and 2012 sales of substantially all of Maritech’s offshore producing properties, we no longer participate in offshore drilling activities. However, Maritech and our Offshore Services segment engage contractors to provide well abandonment and related services and products on Maritech’s remaining offshore oil and gas production platforms and associated wells, generally pursuant to written master services agreements that create insurance and indemnity obligations for both parties. If there was an environmental event on an offshore Maritech location where a Maritech contractor was providing services and products, under a majority of Maritech’s master services agreements with its contractors, Maritech would be required to indemnify its contractor for any claims against the contractor for injury, death, or property loss or destruction brought by Maritech, its other subcontractors, or its or their respective employees. The contractor would be required to indemnify Maritech for any claims for injury, death, or property loss or destruction made against Maritech by the contractor or its subcontractors or the employees of the contractor or its subcontractors. These indemnities would apply regardless of the cause of such claims, including the negligence of the indemnified party. Maritech’s insurance is structured to cover the cost of defense and any resulting liability from all indemnified claims, up to policy limits.

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

Demand for our products and services is materially dependent on the supply, demand, and prices for oil, natural gas, and competing energy sources, and is more specifically dependent on the supply, demand, and prices for the products and services we offer, both in the United States and in the foreign countries in which we operate. These factors are also influenced by the U.S., foreign, and regional economic, financial, business, political, and social conditions within the markets we serve. Oil and gas prices and, therefore, the levels of well drilling, completion, workover, and production activities, tend to fluctuate and have declined significantly since 2014. Worldwide economic and political events, including initiatives by the Organization of Petroleum Exporting Countries and increasing or decreasing demand in other large world economies as well as tremendous growth in natural gas supplies in the U.S. from shale reserves, have contributed to, and are likely to continue to contribute to, price volatility. The expansion of alternative energy supplies that compete with oil and gas, improvements in energy conservation, and improvements in the energy efficiency of vehicles, plants, equipment, and devices will also reduce oil and gas consumption or slow its growth.

Crude oil prices have significantly declined since 2014. Although crude oil prices were volatile in 2015, with West Texas Intermediate oil prices ranging from a high of $59.80 per barrel in June 2015 to a low of $37.24 per barrel in December 2015, prices have steadily declined from a high of $107.50 in June 2014. U.S. natural gas prices also decreased in 2015, with Henry Hub prices ranging from a high of $2.97 per million British thermal units (“MMBtu”) in January 2015 to a low of $1.92 per MMBtu in December 2015, down from a high of $6.49 per MMBtu in February 2014. Oil and gas prices have declined further during early 2016. Low oil and natural gas prices have negatively affected the operating cash flows and exploration and development activities and plans of many of our customers and have had, and are expected to continue to have, a negative impact on the demand for many of our products and services.

If economic conditions or energy prices remain depressed or further deteriorate, there are likely to be additional constraints on oil and gas industry spending levels. Reduced spending levels would negatively impact the demand for many of our products and services and the prices we charge for these products and services, which would negatively affect our revenues and future growth.

During this current period of low oil and natural gas prices, many of our customers are experiencing a downturn in their financial condition. Current economic conditions may also lead to additional constraints on the operating cash flows of our customers, potentially impacting their ability to pay us in a timely manner, which could result in increased customer bankruptcies and uncollectible receivables.

We encounter, and expect to continue to encounter, intense competition in the sale of our products and services.

We compete with numerous companies in each of our operating segments, many of which have substantially greater financial and other resources than we have. Certain of our competitors have lower standards of quality and older equipment and safety, and offer services at lower prices than we do. Other competitors have newer equipment that is better suited to our customers' needs. Particularly during the current period of low oil and natural gas pricing, to the extent competitors offer products or services at lower prices or higher quality, or more cost-effective products or services, our business could be materially and adversely affected. In addition, certain of our customers may elect to perform services internally in lieu of using our services, which could also materially and adversely affect our operations.

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

Other factors affecting our operating results and activity levels include oil and natural gas industry spending levels for exploration and production, development, and acquisition activities, impairments of long-lived assets, and plugging, abandonment, and decommissioning costs on Maritech’s remaining offshore production platforms, wells, and pipelines. Several of our customers have reduced their capital expenditures in 2015 and have publicly announced further reductions in their capital expenditure plans for 2016 in light of the significant declines in the prices of oil and natural gas, and such reductions have had, and are expected to continue to have, a negative effect on the demand for many of our products and services. This has had, and is expected to continue to have, a negative effect on our revenues and results of operations. A large concentration of our operating activities is located in the onshore and offshore U.S. Gulf Coast region. Our revenues and profitability are particularly dependent upon oil and natural gas industry activity and spending levels in this region. Our operations may also be affected by technological advances, cost of capital, and tax policies. Adverse changes in any of these other factors may have a material adverse effect on our revenues and profitability.
Changes in the economic environment have resulted, and could further result, in further significant impairments of certain of our long-lived assets and goodwill.

During the fourth quarter of 2015, primarily as a result of the significant decreases in oil and natural gas prices, we recorded certain consolidated long-lived asset impairments (excluding goodwill impairments) of approximately $44.2 million. During the two year period ending December 31, 2015, we have recorded a total of

$79.0 million of long-lived asset impairments. A continuation of the depressed commodity prices and/or further changes in the economic environment could result in a greater decrease in the demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, barges and vessels, and other operating equipment. Under generally accepted accounting principles, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings.

Due to decreases in our stock price and CCLP's common unit price and the expected future cash flows from certain of our reporting units, we recorded approximately $177.0 million of goodwill impairments during the fourth quarter of 2015. During the two year period ending December 31, 2015, we have recorded a total of approximately $241.3 million of goodwill impairments. Under generally accepted accounting principles, we review the carrying value of our goodwill for possible impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Changes in circumstances indicating the carrying value of our goodwill may not be recoverable include a decline in our stock price or the price of CCLP's common units, or future cash flows and slower growth rates in our industry. If economic and market conditions decline further, we may be required to record additional charges to earnings during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations. Subsequent to December 31, 2015, and as of March 3, 2016, the prices of our common stock and the common units of CCLP have continued to decline, and as a result future additional impairments are possible.

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

Operating, Technological, and Strategic Risks

We may not fully realize the benefits from the CSI Acquisition.

As a result of the significant decline in oil and gas prices since the CSI Acquisition, we do not expect to realize all of the anticipated benefits from the CSI Acquisition. In addition, a portion of the expected benefits may not be realized if we are unable to fully and efficiently integrate the business and operations of CSI. While significant steps to integrate and consolidate operations functions have been accomplished, the integration of certain administrative functions has yet to be completed. We are currently reviewing the steps necessary to convert and consolidate CSI's financial accounting, operating, and information systems environment into our system environment. There can be no assurances that these system integration efforts will accomplish all the targeted efficiencies, or that they will not be more costly or take longer to accomplish than what we currently estimate.

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

We face risks related to our long-term growth strategy.

Our long-term growth strategy includes both internal growth and growth through acquisitions. Internal growth may require significant capital expenditures, some of which may become unrecoverable or fail to generate an acceptable level of cash flows. Internal growth also requires financial resources (including the use of available cash or additional long-term debt), management, and personnel resources. Acquisitions also require significant management resources, both at the time of the transaction and during the process of integrating the newly acquired business into our operations. If we overextend our current financial resources by growing too aggressively, we could face liquidity problems or have difficulty obtaining additional financing. Acquisitions could adversely affect our operations if we are unable to successfully integrate the newly acquired companies into our operations, are unable to hire adequate personnel, or are unable to retain existing personnel. We may not be able to consummate future acquisitions on favorable terms. Acquisition or internal growth assumptions developed to support our decisions could prove to be overly optimistic. Future acquisitions by us could result in issuances of equity securities or the rights associated with the equity securities, which could potentially dilute earnings per share. Future acquisitions could result in the incurrence of additional debt or contingent liabilities and amortization expenses related to intangible assets. These factors could adversely affect our future operating results and financial position.

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

We have maintained a policy of insuring our risks of operational hazards that we believe is typical in the industry. We believe that the limits of insurance coverage we have purchased are consistent with the exposures we face and the nature of our products and services. Due to economic conditions in the insurance industry, from time to time, we have increased our self-insured retentions for certain policies in order to minimize the increased costs of coverage, or we have reduced our limits of insurance coverage for, or not procured, named windstorm coverage. In certain areas of our business, we, from time to time, have elected to assume the risk of loss for specific assets. Due to the sale of substantially all of Maritech's oil and gas properties, typical operational risk coverage for its remaining properties, such as removal of debris, operators extra expense, control of well, and pollution and cleanup coverage, is not available at economical rates. To the extent we suffer losses or claims that are not covered, or are only partially covered by insurance, our results of operations could be adversely affected.

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

Our estimates of future well abandonment and decommissioning liabilities are imprecise and are subject to change due to: (i) changes in the forecasts of the supply, demand, cost and timing of well abandonment and decommissioning services; (ii) additional remediation work required on previously completed well abandonment projects; (iii) damage to wells and infrastructure caused by hurricanes and other natural events; (iv) changes in governmental regulations governing well abandonment and decommissioning work; and (v) other factors. In particular, a portion of the remaining decommissioning liabilities for our Maritech subsidiary relates to an offshore production platform that was toppled and destroyed by a hurricane and the estimate to perform the remaining decommissioning and debris removal work on this property is particularly imprecise due to the unique nature of the work to be performed. During the three year period ended December 31, 2015, Maritech increased its combined decommissioning liability by a total of approximately $152.7 million, consisting of $73.4 million of revisions to its existing liabilities as well as $79.3 million from adding new liabilities for remediation work required on projects previously thought to have been completed.

As noted above, Maritech has encountered situations where previously plugged and abandoned wells on its properties have later exhibited a buildup of pressure that is evidenced by gas bubbles coming from the plugged well head. We refer to this situation as “wells under pressure”, and this can either be discovered by us when we perform additional work at the property or by notification from a third party. Wells under pressure require Maritech to return to the site to perform additional plug and abandonment procedures that were not originally anticipated or included in the estimate of the asset retirement obligation for such property. Remediation work at previously abandoned well sites is particularly costly due to the lack of a platform from which to base these activities. During 2014, Maritech added new decommissioning liabilities of approximately $39.2 million for work performed during the year or related to the estimated cost of future work to be performed on previously plugged and abandoned wells. This additional amount was directly charged to earnings as an operating expense during 2014. Maritech is the last operator of record for its plugged wells and bears the risk of additional future work required as a result of wells becoming under pressure in the future.

Weather-Related Risks

Certain of our operations are seasonal and depend, in part, on weather conditions.

The Offshore Division's Offshore Services segment has historically enjoyed its highest vessel utilization rates during the period from April to October, when weather conditions in the Gulf of Mexico are typically more favorable for offshore activities, and has experienced its lowest utilization rates in the period from November to March. Under certain lump sum and other contracts, this segment may bear the risk of delays caused by adverse weather conditions. In addition, demand for other products and services we provide are subject to seasonal fluctuations, due in part to weather conditions that cannot be predicted. Accordingly, our operating results may vary from quarter to quarter, depending on weather conditions in applicable areas.

In certain markets, the Fluids Division’s onshore water management services can be dependent on adequate water supplies being available to its customers. To the extent severe drought or other weather-related conditions prevent our customers from obtaining needed water, frac water operations may not be possible and our Fluids Division business may be negatively affected.

Severe weather, including named windstorms, can cause significant damage and disruption to our businesses.

A significant portion of our operations is susceptible to adverse weather conditions in the Gulf of Mexico, including hurricanes and other extreme weather conditions. High winds, storm surge, and turbulent seas can cause significant damage and curtail our operations for extended periods during and after such weather conditions, while damage is being assessed and remediated. Even if we do not experience direct damage from storms, we may experience disruptions in our operations, because we are unable to operate or our customers or suppliers may curtail their activities due to damage to their wells, platforms, pipelines, and facilities. From time to time, our onshore operations are also negatively affected by adverse weather conditions, including sustained rain and flooding.

A portion of the costs resulting from damages from previous hurricanes has yet to be incurred and may result in significant charges to earnings.

During the past four years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, debris removal, and platform construction associated with its offshore platforms that were destroyed by hurricanes. As of December 31, 2015, Maritech has remaining hurricane damage response work associated with one of the downed platforms, and the estimated cost to perform this remaining abandonment, decommissioning, and debris removal work is approximately $7.8 million net to our interest. Due to the unique nature of the remaining work to be performed, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. All of this $7.8 million estimated amount has been accrued as part of Maritech’s decommissioning liabilities. Our estimates of the remaining costs to be incurred may be imprecise.

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

Despite the sales of substantially all of Maritech’s oil and gas reserves during 2011 and 2012, and expending approximately $187.7 million of decommissioning work during the three year period ended December 31, 2015, we have remaining decommissioning liabilities of approximately $48.4 million associated with offshore platforms and associated wells to be decommissioned and abandoned. We have discontinued insurance coverage for windstorm damage and have elected to self-insure these risks. To the extent that remaining offshore platforms and associated wells are not decommissioned and abandoned prior to a windstorm occurring, Maritech would be exposed to losses from windstorm damages and storms in the future. Depending on the severity and location of the storms, such losses could be significant and could have a material adverse effect on our financial position, results of operation, and cash flows.

Financial Risks

Deterioration of our financial ratios could result in covenant defaults under our long-term debt agreements and result in decreased credit availability.

As of December 31, 2015, our total debt outstanding of approximately $293.0 million consisted of approximately $22.9 million under our bank revolving credit agreement (the "Credit Agreement") and approximately $270.1 million carrying amount of our Senior Notes and Senior Secured Notes. In addition, our consolidated balance sheet includes approximately $580.5 million of long-term debt of CCLP (consisting of approximately $235.0 million under the CCLP Credit Agreement and approximately $345.5 million carrying amount under the CCLP Senior Notes). Additional growth could result in increased debt levels to support our or CCLP's capital expenditure needs or acquisition activities. Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions.

These long-term debt agreements contain customary covenants and other restrictions and requirements. In addition, the agreements require us to maintain certain financial ratios, including a minimum interest charge coverage ratio and a maximum leverage ratio, both of which are defined in our Credit Agreement and in the note purchase agreements relating to our Senior Notes and Senior Secured Notes. Deterioration of these ratios could result in a default under the agreements. Although these agreements include cross-default provisions relating to other of our indebtedness that is greater than a defined amount, we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with our debt. If any such indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under our long-term debt agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders and an acceleration of any outstanding loans and credit obligations.

Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.25. The maximum leverage ratio decreases to 3.0 as of March 31, 2016. Consolidated net earnings under the credit facility is the aggregate of our net income (or loss) and the net income (or loss) of our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as distributions from CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. This definition of consolidated net earnings excludes an amount of extraordinary and nonrecurring gains and losses up to 25% of a measure of earnings. In addition, the note purchase agreements relating to our Senior Notes include similar financial covenants. Under these note purchase agreements, the financial ratio requirements include a minimum interest coverage ratio of 2.5 and a maximum leverage ratio of 3.5. At December 31, 2015, the Company’s leverage ratio was 1.86 to 1.

Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate operating cash flows. Historically, our financial performance has been more than adequate to meet these covenants. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash to mitigate the reduced demand for our products and services. In addition, certain of our businesses have seen increased activity and profitability levels, despite current oil and natural gas prices. Based on our projections for each of the quarterly periods in 2016, and including the impact of these cost reduction efforts and expected activity levels on future estimated operating cash flows, we anticipate that we will have sufficient operating cash flows to maintain compliance with the financial covenants under our long-term debt agreements through December 31, 2016.

CCLP's continuing ability to comply with its financial covenants depends largely upon its ability to generate adequate cash flow. Historically, CCLP's financial performance has been more than adequate to meet these covenants, and CCLP expects this trend to continue. However, as a result of the recent decreased demand for certain of CCLP's products and services by its customers in response to decreased oil and natural gas prices, and CCLP's expectation that the reduced demand will continue for an indefinite period, CCLP has taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. Based on CCLP's projections for each of the quarterly periods in 2016, and including the impact of these cost-reduction efforts to increase operating cash flows, CCLP anticipates that it will be in compliance with the financial covenants and other requirements under the CCLP Credit Agreement and CCLP Senior Notes through December 31, 2016. However, there is a remote possibility that CCLP may fail to be in compliance with its financial covenants going forward, and would consequently be in a condition of default under the CCLP Credit Agreement and CCLP Senior Notes if CCLP fails to obtain a waiver or amendment from its lenders. There can be no assurance that CCLP cost reductions will be successful or that market conditions and operating performance will not be further decreased compared to its projections.

CCLP's long-term debt levels may limit the amount of cash available to be distributed, which will affect our cash flows.

As of December 31, 2015, CCLP had approximately $235.0 million outstanding under the CCLP Credit Agreement, $350 million aggregate principal amount outstanding under the CCLP 7.25% Senior Notes, and it may incur significant additional indebtedness in the future. As of March 3, 2016, the amount outstanding under the CCLP Credit Agreement had increased to approximately $254.0 million. The level of CCLP indebtedness could have important consequences to us, including the following:

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

Increases in CCLP's indebtedness would increase its total interest expense, which would in turn reduce its forecasted cash available for distribution. CCLP's ability to service its indebtedness will depend upon, among other things, its future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond its control. If CCLP's operating results are not sufficient to service its current or future indebtedness, CCLP will be forced to take actions such as further reducing distributions, reducing or delaying its business activities, acquisitions, investments and/or capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital or bankruptcy protection. CCLP may not be able to effect any of these remedies on satisfactory terms, or at all.

CCLP continues to review its operating activity levels in the current low commodity price environment and the impact of the current market environment on its anticipated levels of distributable cash flows and quarterly distributions. The amount of distributions we received from CCLP, including those based on the impact of the incentive distribution rights owned by our wholly owned subsidiary, CSI Compressco GP Inc., resulted in an increase in the quarterly distributions we received from CCLP during 2015 compared to the prior year. In January 2016, however, CCLP declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per unit, which represents a decrease of $0.1250 or 24.9% per unit compared to the previous quarterly distribution. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt service requirements. During the current period of low oil and natural gas pricing, there can be no assurance that quarterly distributions from CCLP will increase from this reduced amount per unit or that there will not be future decreases in the amount of distributions going forward.

 We may have continuing exposure to abandonment and decommissioning obligations associated with oil and gas properties previously owned by Maritech.

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities, which had an estimated value at the time of sale of approximately $122.0 million pursuant to the purchase and sale agreements. For oil and gas properties Maritech previously owned, the buyer of the properties assumed the financial responsibilities associated with the properties' operations, including abandonment and decommissioning, and generally became the successor operator. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers, who also assumed the financial responsibilities associated with the properties' operations, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, a previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. A significant portion of the decommissioning liabilities that were assumed by the buyers of the Maritech properties in 2011 remains unperformed, and we believe the amounts of these remaining liabilities are significant. We monitor the financial condition of the buyers of these properties from Maritech, and if current oil and natural gas pricing levels continue or deteriorate further, we expect that one or more of these buyers may be unable to perform the decommissioning work required on properties they acquired from Maritech. To the extent Maritech is required to perform a significant portion of the abandonment and decommissioning obligations associated with these previously owned oil and gas properties, our financial condition and results of operations may be negatively affected.

During the year ended December 31, 2015, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech estimates that of the total amount of decommissioning liabilities associated with properties sold to this company, Maritech is exposed to a high level of risk on properties that had decommissioning liabilities at the time they were sold in 2011 of approximately $6 million. This amount, which is net to Maritech's interest, may not be representative of the current fair value of these obligations and does not reflect the potential benefit of bonding that may be available to Maritech if it were to be required to perform such obligations. Maritech and its legal counsel monitor the status of these companies. There can be no assurance that Maritech will not become legally responsible to perform decommissioning work on properties it previously sold, resulting in charges to our future earnings and increases to our future operating cash requirements.

We are exposed to significant credit risks.

We face credit risk associated with the significant amounts of accounts receivable we have with our customers in the energy industry. Many of our customers, particularly those associated with our onshore operations, are small- to medium-sized oil and gas operators that may be more susceptible to declines in oil and gas commodity prices or generally increased operating expenses than larger companies. Our ability to collect from our customers is impacted by the current decreased oil and natural gas price environment.

As the owner and operator of its oil and gas property interests, Maritech is liable for the proper abandonment and decommissioning of these properties. We have guaranteed a portion of the abandonment and decommissioning liabilities of Maritech. With respect to certain properties, Maritech is entitled to be paid by the previous owner of the property in the future for all or a portion of the cost of satisfying these obligations when the liability is satisfied. We and Maritech are subject to the risk that the previous owner(s) will be unable to make these future payments. In addition, for certain remaining Maritech properties that have not been decommissioned or abandoned, the co-owners of such properties are responsible for the payment of their portions of the associated operating expenses and abandonment liabilities. However, if one or more co-owners do not pay their portions, Maritech and any other nondefaulting co-owners may be liable for the defaulted amount. If any required payment is not made by a previous owner or a co-owner and any security is not sufficient to cover the required payment, we could suffer losses, which could be material.

During the year ended December 31, 2015, continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including companies that are joint-owners in Maritech oil and gas properties and decommissioning obligations currently owned or from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. Certain of these previous owners of Maritech properties who are obligated to pay Maritech in the future are currently experiencing severe financial difficulties, including one company which filed for bankruptcy protection during the third quarter of 2015. The majority of the amounts owed to Maritech by these companies are not contractually required to be paid to Maritech until several years in the future. Nevertheless, we are monitoring the financial condition of this company, and if current oil and natural gas pricing levels continue, this company may be unable to pay Maritech for contractual amounts owed. Maritech intends to take any action necessary to protect Maritech's interests. Although certain of these decommissioning obligations may not be performed for many years, there can be no assurance that the current oil and gas price environment will not result in charges to our future earnings and increases to our future operating cash requirements.

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

As of December 31, 2015, we and CCLP have a total of $257.9 million outstanding under our respective revolving credit facilities. These revolving credit facilities consist of floating rate loans that bear interest at an agreed upon percentage rate spread (which is determined on our leverage ratio) above LIBOR. Accordingly, our cash flows and results of operations could be subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Our revolving credit facility is scheduled to mature on September 30, 2019. CCLP's revolving credit facility is scheduled to mature on October 15, 2019. Our Senior Notes and CCLP's Senior Notes bear interest at fixed interest rates and are scheduled to mature at various dates between December 2017 and November 2022. There can be no assurance that the financial market conditions or borrowing terms at the times these existing debt agreements are renegotiated will be as favorable as the current terms and interest rates.

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

The current economic, legal, and political environment in Argentina and recent devaluation of the Argentinian peso have created increased economic instability for foreign investment in Argentina. The Argentinian government is currently attempting to address the current high rate of inflation and the continuing devaluations pressure. Fiscal and monetary expansion in Argentina has led to devaluations of the Argentinian peso, particularly in late 2013, early 2014, and late 2015. Additional currency adjustment may be necessary to help boost the current Argentina economy, but may be accompanied by fiscal and monetary tightening, including additional restrictions on the purchase of U.S. dollars in Argentina.

As a result of our expanding operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have increased over the past three years. As of December 31, 2015, approximately $3.5 million of our consolidated cash balance is located in Argentina, and the process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentinian operations will not expose us to a loss of liquidity, foreign exchange losses, and other potential financial impacts.

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

Our operations and reputation may be impaired if our information technology systems fail to perform adequately or if we are the subject of a data breach or cyberattack.

Our information technology systems are critically important to operating our business efficiently. We rely on our information technology systems to manage our business data, communications, supply chain, customer invoicing, employee information, and other business processes. We outsource certain business process functions to third-party providers and similarly rely on these third-parties to maintain and store confidential information on their systems. The failure of these information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer.

Furthermore, our information technology systems may be vulnerable to security breaches beyond our control, including those involving cyberattacks using viruses, worms or other destructive software, process breakdowns, phishing or other malicious activities, or any combination of the foregoing. Such breaches could result in unauthorized access to information including customer, supplier, employee, or other company confidential data. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cyber security threats and incidents, none of which has been material to us to date. However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our properties consist primarily of our corporate headquarters facility, chemical plants, processing plants, distribution facilities, heavy lift barge rigs, and dive support vessels. The following information describes facilities that we leased or owned as of December 31, 2015. We believe our facilities are adequate for our present needs.

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

Compression Division

The Compression Division’s facilities include owned headquarters and fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma, and several owned and leased service and sales facilities in the United States, Mexico, Canada, and Argentina. All obligations under the bank revolving credit facility for CCLP are secured by a first lien security interest in substantially all of CCLP’s assets, including the Midland, Texas and Oklahoma City, Oklahoma fabrication facilities.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of March 4, 2016, there were approximately 381 holders of record of the common stock. The following table sets forth the high and low sale prices of the common stock for each calendar quarter in the two years ended December 31, 2015, as reported by the New York Stock Exchange.

	High	Low
2015
First Quarter	$6.84	$4.72
Second Quarter	7.52	5.85
Third Quarter	7.76	4.62
Fourth Quarter	9.44	5.66
2014
First Quarter	$12.84	$9.92
Second Quarter	13.43	10.87
Third Quarter	12.11	9.25
Fourth Quarter	10.96	4.90

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of our common stock, the Standard & Poor’s 500 Composite Stock Price Index (S&P 500), and the Philadelphia Oil Service Sector Index (PHLX Oil Service), assuming $100 invested in each stock or index on December 31, 2010, all dividends reinvested, and a fiscal year ending December 31. This information shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent we specifically incorporate it by reference.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases may be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit. During 2004 through 2005, we repurchased 340,950 shares of our common stock pursuant to the repurchase program at a cost of approximately $5.7 million. There were no repurchases made during 2006 through 2015 pursuant to the repurchase program. Shares repurchased during the fourth quarter of 2015, other than pursuant to our repurchase program, are as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
Oct 1 – Oct 31, 2015	380	(2)	$6.74	—	$14,327,000
Nov 1 – Nov 30, 2015	107	(2)	9.01	—	14,327,000
Dec 1 – Dec 31, 2015	19,131	(2)	8.58	—	14,327,000
Total	19,618			—	$14,327,000

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

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2015, 2014, 2013, 2012, and 2011. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this report. Please read “Item 1A. Risk Factors” beginning on page 14 for a discussion of the material uncertainties which might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. During 2015 and 2014, we recorded significant impairments of long-lived assets and goodwill. During 2014 and 2013, we recorded significant charges to earnings associated with Maritech's decommissioning liabilities. During 2014, our Compression Division acquired CSI, and financed a portion of the $825.0 million purchase price through the issuance of additional common units of CSI Compressco LP and through the issuance of long-term debt. During 2012, our Production Testing Division acquired OPTIMA, ERS, and Greywolf. During 2011, Maritech sold approximately 95% of the oil and gas proved reserves it held as of December 31, 2010. These acquisitions, dispositions, and impairments significantly impact the comparison of our financial statements for 2015 to earlier years.

	Year Ended December 31,
	2015		2014		2013		2012		2011
	(In Thousands, Except Per Share Amounts)
Income Statement Data
Revenues	$1,130,145		$1,077,567		$909,398		$880,831		$845,275
Gross profit	189,236		95,044		135,392		167,380		89,042
General and administrative expense	157,812		142,689		131,466		131,649		111,805
Goodwill impairment	177,006		64,295		—		—		—
Interest expense	51,202		32,744		17,392		17,373		17,252
Interest income	(688)		(746)		(271)		(293)		(813)
Other (income) expense, net	5,667		13,933		(13,067)		(9,532)		(45,435)
Income (loss) before discontinued operations	(209,467)		(167,575)		3,326		18,754		5,482
Net income (loss)	(209,467)		(167,575)		3,325		18,757		5,418
Net income (loss) attributable to TETRA stockholders	$(126,183)		$(169,678)		$153		$15,960		$4,147
Income (loss) per share, before discontinued operations attributable to TETRA stockholders	$(1.59)		$(2.16)		$—		$0.21		$0.05
Average shares	79,169		78,600		77,954		77,293		76,616
Income (loss) per diluted share, before discontinued operations attributable to TETRA stockholders	$(1.59)		$(2.16)		$—		$0.20		$0.05
Average diluted shares	79,169	(1)	78,600	(2)	78,840	(3)	77,963	(4)	77,991	(5)

(1)
For the year ended December 31, 2015, the calculation of average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the year.

(2)
For the year ended December 31, 2014, the calculation of average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the year.

(3)	For the year ended December 31, 2013, the calculation of average diluted shares outstanding excludes the impact of 2,061,534 average outstanding stock options that would have been antidilutive.

(4)	For the year ended December 31, 2012, the calculation of average diluted shares outstanding excludes the impact of 2,832,192 average outstanding stock options that would have been antidilutive.

(5)	For the year ended December 31, 2011, the calculation of average diluted shares outstanding excludes the impact of 2,831,118 average outstanding stock options that would have been antidilutive

	December 31,
	2015	2014	2013	2012	2011
	(In Thousands)
Balance Sheet Data
Working capital	$170,158	$121,999	$200,913	$178,294	$296,136
Total assets	1,656,376	2,082,388	1,206,533	1,261,818	1,203,310
Long-term debt, net	873,402	844,961	387,727	331,268	305,000
Decommissioning and other long-term liabilities	83,548	93,366	48,282	80,427	96,857
Total equity	514,180	765,601	597,498	593,308	569,088

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

Business Overview

Despite the declining demand for energy services during 2015, the August 2014 acquisition by our Compression Division of Compressor Systems, Inc. ("CSI") resulted in growth in consolidated revenues during 2015 compared to the prior year. The revenues of our Compression Division, primarily through CCLP, reflected growth during 2015 compared to the prior year, as the August 4, 2014, closing date of the acquisition of CSI (the "CSI Acquisition") resulted in a full year of activity during 2015 compared to approximately five months during the prior year. Increased offshore clear brine fluids ("CBF") and completion services activity, including from a customer project associated with a new completion fluids technology that was introduced during the first half of 2015, was more than offset by the decreased demand for onshore water management services and resulted in overall decreased revenues by the Fluids Division. Despite the decrease in revenues, Fluids Division gross profit increased, primarily due to improved margins associated with the mix of CBF products and services, particularly for offshore completion fluids products and services associated with our new completion fluid technology. The growth in consolidated revenues, which was a result of the August 2014 acquisition of CSI, occurred despite the continuing overall industry market challenges as a result of lower oil and natural gas commodity prices compared to early 2014. Oil and natural gas prices have weakened further in early 2016. The previous declines in commodity prices resulted in many of our customers reducing or suspending their near-term capital expenditure plans during 2015 and further reducing or suspending their near-term capital expenditures in 2016. Throughout the industry, drilling and completion activity continues to decrease, putting increased competitive pressure on several of our businesses. In addition to the decreased activity levels of the water management business of our Fluids Division, the current market environment has also negatively impacted our Production Testing and Offshore Services segments, as well as the low-horsepower production enhancement services operations and all compressor equipment sales operations of our Compression Division. As a result, during the fourth quarter of 2015, we recorded $221.2 million of impairment charges, primarily for our Compression and Production Testing Divisions, reflecting the decreased fair values of identified assets, including compression and other equipment, goodwill, and other intangible assets. In early 2016, we continue to respond aggressively to the current challenging industry environment with cost reduction actions for each of our businesses, which have included additional reductions in headcount, deferral of wage increases, wage reductions, renegotiation of vendor contracts, and other cost restructuring measures. These steps have resulted in improved profitability for certain of our businesses, particularly our Offshore Services segment, which reported increased profitability compared to the prior year period despite a significant decrease in revenues. As a result of the above factors, as well as from decreased Maritech excess decommissioning costs compared to the prior year period, 2015 consolidated gross profit increased 99.1% compared to the corresponding prior year period, with only a minimal increase in revenues.

Given the lower demand for certain of our products and services in the current oil and natural gas services market environment, the expected level of future consolidated operating cash flows, which we have historically used to fund our growth and liquidity needs, has become more uncertain. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures. In addition to cost structure rationalization and working capital management, we have also focused on capital structure enhancements designed to strengthen our consolidated balance sheet. On November 20, 2015, we issued and sold $125.0 million in aggregate principal amount of our 11.0% Senior Notes due November 5, 2022 (the “Series 2015 Senior Notes"), enabling us to pay the $25.0 million purchase price pursuant to a tender offer which commenced on November 5, 2015, (the “Tender Offer”) to purchase for cash up to $25.0 million aggregate principal amount of certain of our outstanding Series 2010-A Senior Notes and Series 2010-B Senior Notes (collectively, the “Series 2010 Senior Notes”), and to prepay in full all amounts owed in respect of the $90.0 million principal amount outstanding of our Series 2006-A Senior Notes due April 30, 2016. In addition, we entered into an amendment of the Senior Secured Note Purchase Agreement, resulting in the extension of the maturity date of the $50.0 million of our Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes") issued thereunder from 2017 to 2019. As a result of these transactions, we have repaid and extended the maturity dates of a significant portion of TETRA's total long-term debt without significantly increasing the amount of TETRA's net borrowings. We believe the steps taken, including the cost reduction steps discussed above, have enhanced our capital structure and operating cash flows and will continue to enhance our operating cash flows in the future. As a result, we believe that, despite the current industry environment and activity levels, we and CCLP will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through December 31, 2016. However, we cannot predict how an extended period of low commodity prices will affect our operations and liquidity levels.

The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service our and its respective capital structures.

	December 31, 2015
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$12,437	$10,620	$—	$23,057
Affiliate receivables	8,153	—	(8,153)	—
Other current assets	216,767	115,580		332,347
Property, plant and equipment, net	348,724	699,280	—	1,048,004
Other assets, including investment in CCLP	157,193	154,970	(59,195)	252,968
Total assets	$743,274	$980,450	$(67,348)	$1,656,376

Affiliate payables	$—	$8,153	$(8,153)	$—
Current portion of long-term debt	50	—	—	50
Other current liabilities	126,449	58,747		185,196
Long-term debt, net	292,921	580,481	—	873,402
Other non-current liabilities	82,637	911		83,548
Total equity	241,217	332,158	(59,195)	514,180
Total liabilities and equity	$743,274	$980,450	$(67,348)	$1,656,376

TETRA’s debt is serviced by our existing cash balances and cash provided from operating activities (excluding CCLP) and the distributions we receive from CCLP in excess of our cash capital expenditures (excluding CCLP). During the year ended December 31, 2015, consolidated cash provided from operating activities was $196.0 million, which included approximately $101.9 million generated by CCLP. Our cash provided from operating activities is reduced by the amount we spent on Maritech decommissioning liabilities, which was $10.3 million during the year ended December 31, 2015. During 2015, we received $30.5 million from CCLP as our share of CCLP distributions.

Our consolidated operating cash flows during the year ended December 31, 2015, increased to $196.0 million, an increase of $87.3 million, or 80.4%, over the prior year. These increased consolidated operating cash flows during 2015 not only reflect the acquisition of CSI, but also the impact of the cost reduction steps noted above and the increased cash flows generated by certain of our businesses. Consolidated capital expenditures were $120.6 million (including $95.3 million by our Compression Division) during the year ended December 31, 2015, compared to $131.6 million of consolidated capital expenditures (including $48.1 million by our Compression Division) during the prior year. Compression Division capital expenditures during 2015 primarily relate to the expansion of its over 100-horsepower compressor package service fleet, but are expected to decrease significantly going forward as the demand for compression services has decreased in the current market environment. Excluding the 2015 growth in Compression Division capital expenditures, our capital expenditure levels reflect our continuing efforts to defer or reduce capital expenditure projects in the current market environment. Key objectives associated with our separate capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our Senior Notes. CCLP plans to continue monitoring demand levels for its compression products and services in the current environment and consider additional cost reductions, capital expenditure deferrals, and other steps to conserve liquidity. TETRA's future consolidated operating cash flows will also be affected by the continuing challenges associated with extinguishing the remaining Maritech asset retirement obligations. The amount of recorded liability for these remaining obligations is approximately $48.4 million as of December 31, 2015. Approximately $14.6 million of this amount is expected to be performed during the twelve month period ending December 31, 2016, with the timing of a portion of this work being discretionary.

Future demand for our products and services depends primarily on activity in the oil and natural gas exploration and production industry, particularly including the level of expenditures for the exploration and production of oil and natural gas reserves, natural gas compression infrastructure, and for the plugging and decommissioning of abandoned offshore oil and natural gas properties. The future growth of certain of our businesses is dependent on improved future pricing levels of oil and natural gas. When oil and natural gas prices increase, we believe that there are growth opportunities for our products and services, supported primarily by:

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

Our Fluids Division generates revenues and cash flows by manufacturing and marketing clear brine fluids ("CBFs"), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Fluids Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. The Fluids Division also provides domestic onshore oil and gas operators with a wide variety of water management services. Fluids Division revenues decreased $13.3 million during 2015 compared to 2014, primarily due to reduced water management services revenues, reflecting the decreased activity levels in shale reservoir markets as a result of lower oil and natural gas prices compared to the prior year. The Fluids water management business is dependent upon domestic drilling activity, particularly in unconventional shale gas and oil reservoirs. North American onshore rig counts decreased significantly during 2015 and remain low in early 2016 as a result of current oil and natural gas pricing. Partially offsetting these decreased water management service revenues, Fluids Division revenues increased during 2015 from increased CBF and associated product sales and services revenues from U.S. Gulf of Mexico well completion projects primarily for a single customer using new completion fluid technology introduced earlier in 2015. Although demand for the Fluids Division’s CBF products is driven primarily by completion activity rather than drilling activity, the Gulf of Mexico rig count is a useful indicator of future demand for offshore CBF products. The Gulf of Mexico rig count dropped during 2015 as a result of low oil and natural gas prices and remains low in early 2016. Demand for certain of the Fluids Division's products and services, particularly for its manufactured products and for its CBF products in offshore and international markets, has been less affected by current low oil and natural gas prices than has the onshore operations. The Fluids Division has also been negatively affected by regulatory restrictions in the past and may continue to be affected by future regulatory restrictions.

Our Production Testing Division generates revenues and cash flows by performing frac flowback, production well testing, offshore rig cooling, early production, and other associated services and products. The primary markets served by the Production Testing Division include many of the major oil and gas producing regions in the United States, Mexico, and Canada, as well as in oil and gas basins in certain regions in South America, Africa, Europe, the Middle East, and Australia. The Production Testing Division’s production testing operations are generally driven by the demand for natural gas and oil and the resulting levels of drilling and completion activities in the markets that the Production Testing Division serves. Many of the markets served by the Production Testing Division are characterized by high lifting costs for oil and natural gas, such as in certain unconventional shale gas and oil reservoirs and located in certain basins in the U.S., Canada, and certain other international markets. As a result of decreased oil and natural gas commodity prices, and the corresponding declines in the drilling and capital expenditures and plans of its customers, Production Testing activity levels have declined, particularly in certain markets in which it operates that are characterized by higher lifting costs. The Production Testing segment’s revenues decreased by $58.9 million in 2015 compared to 2014, due to decreased overall market activity. The impact of decreased oil and natural gas pricing has negatively impacted demand for services in each of our areas of operations, including certain shale reservoir markets that were a source of revenue growth during the past several years. Increased competition for decreased industry activity negatively affected pricing levels for services, although the Division has successfully expanded its domestic customer base compared to the prior year. As a result of the continued decline in oil and natural gas prices, many of the Production Testing Division's customers have announced further reductions or suspensions of their drilling and capital expenditure plans for 2016 and these actions are expected to further reduce demand for services.

Our Compression Division generates revenues and cash flows by providing compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems designed and fabricated by the Compression Division's facilities as well as the sale of compressor package parts and components manufactured by third-party suppliers. The Compression Division's aftermarket services business provides compressor package operations, reconfiguration, and maintenance services. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States and in a number of foreign countries, including Mexico, Canada and Argentina. Compression Division revenues increased $175.1 million in 2015 as compared to 2014, primarily attributable to a full twelve months of impact from CSI's operations in the current year compared to approximately five months of activity in the prior year due to the August 4, 2014, acquisition of CSI, by which the Compression Division significantly expanded its scope of operations. Compression Division revenues, particularly for sales of compressor packages, have decreased during the last half of 2015 due to reduced customer demand, as also reflected by the current reduced customer fabrication backlog for CSI compressor packages. Compression Division service revenues have also been negatively affected by current low oil and natural gas pricing, resulting in decreased demand for low-horsepower compression services in liquids-rich and dry gas markets. However, utilization of mid- and high-horsepower compressor packages has been less impacted by current oil and natural gas pricing. The decrease in demand for new compressor sales and low-horsepower compression services, due to reduced oil and natural gas prices, is expected to continue going forward until such commodity pricing improves.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment generates revenues and cash flows by performing (1) downhole and subsea services such as oil and gas well plugging and abandonment and workover services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated diving services. The services provided by the Offshore Services segment are marketed to offshore operators, primarily in the U.S. Gulf of Mexico. Gulf of Mexico platform decommissioning and well abandonment activity levels are driven primarily by BSEE regulations; the declining production levels of producing fields; the age of production platforms and other structures; oil and natural gas commodity prices; sales activity of mature oil and gas producing properties; and overall oil and gas company activity levels. Offshore Services revenues decreased by $73.2 million during 2015 compared to 2014, due to the continuing challenges in the U.S. Gulf of Mexico market, including decreased diving, heavy lift, and abandonment services activity, customer project delays, and pricing pressures. A portion of the decreased revenues during 2015 compared to 2014 was due to decreased decommissioning and abandonment work performed for Maritech, and we expect that this decreased Maritech activity will continue in 2016. Revenues for work performed for Maritech are eliminated in consolidation. The Offshore Services segment is focused on replacing work performed for Maritech with work for third party customers; however, demand for services in 2015 and projected work for 2016 reflects the impact of increased competition and the impact of reduced customer activity resulting from decreased oil and natural gas prices.

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

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets, including identified intangible assets, is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The oil and gas industry is cyclical, and our estimates of the amount of future cash flows, the period over which these estimated future cash flows will be generated, as well as the fair value of an impaired asset, are imprecise. Our failure to accurately estimate these future operating cash flows or fair values could result in certain long-lived assets being overstated, which could result in impairment charges in periods subsequent to the time in which the impairment indicators were first present. Alternatively, if our estimates of future operating cash flows or fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. During 2015, primarily as a result of the significant decrease in oil and natural gas prices, we recorded consolidated long-lived asset impairments of $44.2 million. During periods of economic uncertainty, the likelihood of additional material impairments of long-lived assets is higher due to the possibility of decreased demand for our products and services.

Impairment of Goodwill

The impairment of goodwill is also assessed whenever impairment indicators are present, but not less than once annually. The annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. Based on this qualitative assessment, we determined that due to the significant decrease in oil and natural gas commodity prices and the resulting expected negative impact on demand for the products and services for each of our reporting units, it was “more likely than not” that the fair value of certain of our reporting units were less than their carrying values as of December 31, 2015. When the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test performed on a reporting unit basis. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our reporting units. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is calculated by comparing the carrying amount of the reporting unit’s goodwill to our estimated implied fair value of that goodwill. Our estimates of reporting unit fair value, if required, are based on a combination of an income and market approach. These estimates are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our reporting units, the balance of our goodwill asset may be overstated. Alternatively, if our estimated reporting unit fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts.

Throughout 2015, and particularly during the last half of the year, lower oil and natural gas commodity prices have resulted in a decreased demand for many of the products and services of each of our reporting units. Specifically to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly and are expected to continue to be decreased for the foreseeable future. Accordingly, the fair value for the Compression Division reporting unit, including the market capitalization for CCLP, was less than its carrying value as of December 31, 2015. For our Production Testing

Division reporting unit, demand for production testing services has decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of December 31, 2015. As part of our internal annual business outlook for each of our reporting units that we perform during each fourth quarter, we considered changes in the global economic environment that affected the equity prices and market capitalizations of TETRA and CCLP. As part of the first step of goodwill impairment testing, we updated our assessment of the future cash flows for each of our reporting units, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. Our Maritech and Offshore Services reporting units are excluded, because they do not contain goodwill. We have calculated a present value of the respective cash flows for each of the other reporting units to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate these values. Based on these assumptions, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill.

After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $92.4 million residual purchase price to be allocated to the goodwill of the Compression reporting unit and approximately $13.9 million residual purchase price to be allocated to the goodwill of the Production Testing reporting unit. Based on this analysis, we concluded that an impairment of $139.4 million of the $233.6 million of recorded goodwill for Compression and an impairment of $37.6 million of the $51.5 million of recorded goodwill for Production Testing was required.

Specific uncertainties affecting the estimated fair values of our Compression and Production Testing reporting units include the impact of competition, the trading prices of our common stock and the common units of CCLP, the price of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of future growth of these reporting units. These factors will continue to be reviewed and assessed during future periods. Negative developments with regard to these factors could have further negative effects on the fair values of our Compression and Production Testing reporting units and could result in future additional impairments of goodwill. Subsequent to December 31, 2015, and as of March 3, 2016, the prices of our common stock and the common units of CCLP have continued to decline, and as a result future additional impairments are possible.

Maritech Decommissioning Liabilities

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

During each of the three years ended December 31, 2015, Maritech adjusted its decommissioning liabilities as a result of increased estimates, as well as the actual cost of significant abandonment and decommissioning work performed during each of those years. Maritech recorded approximately $150.7 million of excess decommissioning expense during the three years ended December 31, 2015, associated with work performed or to be performed on its oil and gas properties. The actual cost of performing Maritech’s well abandonment and decommissioning work has often exceeded Maritech's initial estimate of these decommissioning liabilities and has resulted in charges to earnings in the period the work is performed or when the additional liability is determined. To the extent our decommissioning liabilities are understated, additional charges to earnings may be required in future periods.

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

The majority of our compression services are provided pursuant to contract terms ranging from one month to twenty-four months. Collections associated with progressive billings to customers for the construction of compression equipment are generally included in unearned income in the consolidated balance sheets until such time as the equipment is delivered.

Income Taxes

We are a U.S. company and are subject to income taxes in the U.S. We also operate in a number of countries under many legal forms. Our operations are taxed on various bases, including actual income before taxes, deemed profits (which are generally determined using a percentage of revenue rather than profits) and withholding taxes based on revenue. Determination of taxable income in any jurisdiction requires the interpretation of the applicable tax laws and regulations and the use of estimates and assumptions regarding significant future events such as the amount, timing, and character of deductions, permissible revenue recognition methods under the applicable tax laws, and the sources and character of income and tax credits.

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

We establish valuation allowances to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for valuation allowances, management has considered and made judgments and estimates regarding estimated future taxable income and ongoing prudent and feasible tax planning strategies. Changes in state, federal, and foreign tax laws, as well as changes in our financial condition, could affect these estimates.

In addition, we maintain liabilities for estimated tax exposures and uncertainties in jurisdictions where we operate. The annual tax provision includes the impact of income tax provisions and benefits for changes to liabilities that we consider appropriate, as well as related interest and penalties. We consider many factors when evaluating and estimating income tax uncertainties. These factors include an evaluation of the technical merits of the tax position as well as the amounts and probabilities of the outcomes that could be realized upon ultimate settlement. The actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to the financial statements. We believe that an appropriate liability has been established for the estimated exposures associated with these uncertainties under the guidance in ASC 740 “Income Taxes.” However, the actual resolution of those uncertainties will inevitably differ from those estimates, and such differences may be material to our consolidated financial statements.

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

2015 Compared to 2014

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$1,130,145	$1,077,567	$52,578	4.9%
Gross profit	189,236	95,044	94,192	99.1%
Gross profit as a percentage of revenue	16.7%	8.8%
General and administrative expense	157,812	142,689	15,123	10.6%
General and administrative expense as a percentage of revenue	14.0%	13.2%
Goodwill impairment	177,006	64,295	112,711
Interest expense, net	50,514	31,998	18,516
(Gain) loss on sale of assets	(4,375)	(11)	(4,364)
Other (income) expense, net	10,042	13,944	(3,902)
Income (loss) before taxes and discontinued operations	(201,763)	(157,871)	(43,892)
Income (loss) before taxes and discontinued operations as a percentage of revenue	(17.9)%	(14.7)%
Provision (benefit) for income taxes	7,704	9,704	(2,000)
Income (loss) before discontinued operations	(209,467)	(167,575)	(41,892)
Income (loss) from discontinued operations, net of taxes	—	—	—
Net income (loss)	(209,467)	(167,575)	(41,892)
Net (income) loss attributable to noncontrolling interest	83,284	(2,103)	85,387
Net income (loss) attributable to TETRA stockholders	$(126,183)	$(169,678)	$43,495

Consolidated revenues during 2015 increased compared to the prior year due to increased revenues for the Compression Division as a result of the CSI Acquisition. The impact of the CSI Acquisition, which resulted in the increased Compression Division revenues of approximately $175.1 million during 2015, greatly expanded the Division's operations, allowing it to participate in the compression market at a broader level. Each of our other segments reported decreased revenues, due to the impact of reduced oil and natural gas prices and the corresponding decrease in industry activity levels. Fluids Division revenues decreased, as decreased onshore water management services and manufactured product sales revenues more than offset the increased offshore completion services and CBF product sales revenues. Our Production Testing and Offshore Services segments reported significantly decreased revenues during the current year, primarily due to the impact of decreased industry demand and activity levels in each of the domestic and international markets we serve, largely caused by decreased oil and natural gas prices. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year compared to the prior year, primarily due to the results of our Fluids and Offshore Services segments. The increase in Fluids Division gross profit was primarily due to the mix of CBF products and services, particularly for U.S. Gulf of Mexico completion fluids products and services and increased profitability from our manufactured products operations. Our Offshore Services segment reflected gross profit compared to a gross loss in the prior year, despite decreased revenues, largely as a result of cost reductions and efficiencies implemented in response to decreased activity levels, as well as due to significant impairments recorded during the prior year. Maritech had a reduced gross loss compared to the prior year due to decreased excess decommissioning costs during the current year. These increases in profitability were partially offset by the decreased profitability of our Production Testing and Compression Divisions compared to the prior year, as a result of a significant decrease in revenues and activity levels, as well as increased impairments of long-lived assets during 2015.

Consolidated general and administrative expenses increased during the current year compared to the prior year due to the increase in Compression Division and Corporate Overhead administrative costs and despite cost reduction efforts. Compression Division administrative costs increased following the CSI Acquisition, despite approximately $8.7 million of transaction costs in the prior year, primarily related to the CSI Acquisition. In addition, Corporate Overhead administrative expenses also increased, primarily due to increased incentive and equity compensation. The increase in the Compression Division and Corporate Overhead general and administrative expenses was partially offset by decreased administrative costs for our Fluids, Production Testing, and Offshore Divisions, primarily as a result of cost reduction efforts by these segments.

Following the fourth quarter of 2015, we performed an annual test of goodwill impairment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20 "Goodwill." The continuing decline in oil and natural gas commodity prices has had, and is expected to have, a continuing negative impact on industry drilling and capital expenditure activity, which affects the expected future demand for products and services of each of our reporting units. Specifically, demand for Compression Division's low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly and are expected to continue to be decreased for the foreseeable future. Demand for our Production Testing Division's services has also decreased as a result of decreased drilling and completion activity. This expected decreased demand, along with the decrease in the common unit price of our CCLP subsidiary, has also caused an overall reduction in the fair values of each of our reporting units, particularly our Compression and Production Testing reporting units. As part of the test of goodwill impairment, we have estimated the fair value of each of our reporting units, and have determined, based on these estimated values, that impairments of the goodwill of our Compression and Production Testing reporting units were necessary, primarily due to the market factors discussed above. Accordingly, during the fourth quarter of 2015, we recorded total impairment charges of $177.0 million associated with the goodwill of these reporting units.

Consolidated interest expense increased due to increased borrowings, primarily from the increased borrowings by the Compression Division, through CCLP, primarily due to the CSI Acquisition. Consolidated interest expense levels going forward are expected to increase compared to the prior year periods as a result of the increased interest rate associated with the Series 2015 Senior Notes, which were issued in November 2015, and from increased CCLP borrowings associated with CCLP 2015 capital expenditure activity.

Consolidated other expense was $10.0 million during the current year compared to $13.9 million during the prior year. Other expense during the prior year includes $9.3 million of interim financing costs that were expensed in connection with the CSI Acquisition. Also included in net other expense during the prior year was a $5.7 million gain associated with the acquisition of the interest in TETRA Arabia that we did not previously own, partially offset by a $2.9 million charge associated with the settlement of the pre-existing relationship with the other shareholder during the prior year period. Other expense during the current year includes a $1.6 million "make-whole" prepayment premium associated with the early repayment of the Series 2006-A Senior Notes, and increased Compression Division financing cost amortization as a result of the financing for the CSI Acquisition.

Despite the significant pre-tax loss for the year ended December 31, 2015, we recorded a provision for income tax during the year. Our 2015 effective tax rate of negative 3.8% was primarily a result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against their net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Further, the effective tax rate is impacted by the nondeductible portion of our goodwill impairments during 2015.

Divisional Comparisons

Fluids Division

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$424,046	$437,362	$(13,316)	(3.0)%
Gross profit	111,969	97,806	14,163	14.5%
Gross profit as a percentage of revenue	26.4%	22.4%
General and administrative expense	32,576	35,625	(3,049)	(8.6)%
General and administrative expense as a percentage of revenue	7.7%	8.1%
Interest (income) expense, net	(258)	(250)	(8)
Other (income) expense, net	(1,140)	(2,274)	1,134
Income before taxes and discontinued operations	$80,791	$64,705	$16,086	24.9%
Income before taxes and discontinued operations as a percentage of revenue	19.1%	14.8%

Fluids Division revenues decreased during 2015 compared to the prior year as approximately $24.7 million of decreased services revenues was partially offset by $11.4 million of increased product sales revenues. Fluids Division service revenues decreased due to reduced onshore water management services revenues, reflecting the decreased activity levels in shale reservoir markets as a result of lower oil and natural gas prices compared to the prior year. Partially offsetting these decreased service revenues, offshore U.S. Gulf of Mexico completion services revenues increased due to well completion projects for a single customer using a new completion fluid technology introduced during 2015. The increase in product sales revenues was primarily attributable to increased CBF and associated product sales revenues, including the U.S. Gulf of Mexico well completion projects for a single customer using the new completion fluid technology discussed above. In addition, Fluids Division product sales revenues increased from market share gains for domestic offshore CBF and associated products. This increase in domestic offshore CBF and associated product sales revenues more than offset decreased international revenues from sales of CBF products and manufactured products.

Fluids Division gross profit increased during the current year compared to the prior year, despite decreased revenue, primarily due to improved margins associated with the mix of CBF products and services, particularly for offshore completion fluids products and services associated with the new completion fluid technology projects discussed above. Manufactured products gross profit also increased, partially due to $2.6 million of insurance claim proceeds received and credited to earnings during the current year. Cost reduction efforts also contributed to the improved gross profit during the current year compared to the prior year.

Fluids Division income before taxes increased during the current year compared to the prior year, primarily due to the increased gross profit discussed above. Decreased Fluids Division other income was more than offset by decreased Fluids Division general and administrative costs due to administrative cost reductions, primarily associated with the decreased water management operations. Other income decreased due to a $2.7 million allocated portion of the remeasurement gain recorded in the prior year from our January 2014 acquisition of the remaining interest in TETRA Arabia from the fair value measurement of our previous investment in TETRA Arabia. No such gain was recorded in the current year, resulting in the decrease in other income.

Production Testing Division

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$133,904	$192,824	$(58,920)	(30.6)%
Gross profit (loss)	(3,046)	12,610	(15,656)	(124.2)%
Gross profit (loss) as a percentage of revenue	(2.3)%	6.5%
General and administrative expense	17,726	20,512	(2,786)	(13.6)%
General and administrative expense as a percentage of revenue	13.2%	10.6%
Goodwill impairment	37,562	60,358	(22,796)
Interest (income) expense, net	(89)	(31)	(58)
Other (income) expense, net	(2,525)	(2,061)	(464)
Loss before taxes and discontinued operations	$(55,720)	$(66,168)	$10,448	15.8%
Loss before taxes and discontinued operations as a percentage of revenue	(41.6)%	(34.3)%

Production Testing Division revenues decreased during 2015 compared to the prior year due to decreased overall market activity. Production Testing service revenues decreased approximately $66.0 million during the current year compared to the prior year, as the impact of decreased oil and natural gas pricing has negatively impacted demand for services in each of our areas of operations, including certain shale reservoir markets that were a source of revenue growth during the past several years. Increased competition for decreased market activity negatively affected pricing levels for services, although the Division has successfully expanded its domestic customer base compared to the prior year. Decreased service revenues were partially offset by approximately $7.1 million of product sales revenues generated from the sale of equipment during the current year.

Production Testing Division reported a gross loss during the current year compared to a gross profit during the prior year due to the market conditions discussed above, including the negative impact of increased competition on pricing. Impairments of long-lived assets totaled approximately $12.3 million during the current year compared to $14.5 million of impairments recorded during the prior year. These impairments were recorded for certain operating equipment due to expected decreased utilization, demand, and future cash flows. The current year gross loss occurred despite the impact of cost reduction efforts, which have included downsized field operations, headcount reductions, deferrals of wage increases, and other steps to adjust the Production Testing Division's cost structure in light of the current market conditions. In response to expected future decreased activity levels, we continue to review and implement additional cost reduction steps.

Production Testing Division reported a decreased pretax loss compared to the prior year, primarily due to the decreased impairment of goodwill compared to the prior year. We account for goodwill in accordance with ASC 350-20, and the impairments of goodwill reflect the significant decreases in future profitability and cash flows expected in the current market environment. The Production Testing Division general and administrative expenses decreased during the current year due to the impact of administrative cost reductions, which were partially offset by $3.3 million of increased bad debt expense. Other income increased due to increased gains on sales of assets, partly offset by increased foreign currency losses.

Compression Division

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$457,639	$282,505	$175,134	62.0%
Gross profit	73,135	66,527	6,608	9.9%
Gross profit as a percentage of revenue	16.0%	23.5%
General and administrative expense	43,356	31,969	11,387	35.6%
General and administrative expense as a percentage of revenue	9.5%	11.3%
Goodwill impairment	139,444	—	139,444
Interest (income) expense, net	32,178	12,964	19,214
Other (income) expense, net	4,955	14,254	(9,299)
Income (loss) before taxes and discontinued operations	$(146,798)	$7,340	$(154,138)	(2,100.0)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(32.1)%	2.6%

Compression Division revenues increased $175.1 million during 2015 compared to the prior year due to the CSI Acquisition, which generated aggregate increased revenues of approximately $182.3 million during the current year. CSI compression and aftermarket services revenues generated approximately $119.4 million of increased compression service revenues during 2015 compared to the prior year. The increase in CSI revenues is primarily attributable to a full twelve months of activity in the current year compared to approximately five months of activity in the prior year due to the August 4, 2014 acquisition date. This increase in service revenue was partially offset by decreased non-CSI service revenue of approximately $10.9 million, primarily due to decreased demand for low-horsepower production enhancement compression services as a result of lower oil and natural gas commodity prices. Revenues from sales of compressor packages and parts during the current year increased $66.6 million compared to the prior year with $63.0 million of the increase related to sales of compressors and parts by CSI. The $3.6 million of increased sales of non-CSI compressors and parts was primarily generated by a large sale of low-horsepower compressor packages to a single customer in late 2015, although this sale will result in reduced compression service revenues from these packages going forward. Compression Division sales of compressor packages have decreased during the last half of 2015 due to reduced customer demand, as reflected by the current reduced fabrication backlog for CSI compressor packages. This decrease in demand due to reduced oil and natural gas prices is expected to continue going forward until such pricing improves.

Compression Division gross profit increased during the current year compared to the prior year due to the impact of the CSI Acquisition, which generated approximately $12.9 million of increased gross profit during the current year. The increase in gross profit was despite the impact of approximately $11.7 million of increased impairments of compressor package equipment and identified intangible assets. These asset impairments reflected the reduced fair values for these assets as a result of decreased expected future demand and cash flows due to low oil and natural gas prices. Gross profit was also negatively affected by the decreased activity level of our non-CSI operations as discussed above. CSI gross profit also includes approximately $74.7 million of depreciation and amortization expense, which reflects the impact of the allocation of the CSI Acquisition purchase price. The Compression Division has taken cost reduction steps including headcount reductions, deferrals of wage increases, and other efforts to reduce the cost of its fabrication and field operations and is continuing to review its cost structure for additional opportunities to improve profitability in the current operating environment.

The Compression Division reflected a significant decrease in pretax earnings during the current year compared to the prior year, primarily due to the impairment of a portion of Compression Division goodwill during the fourth quarter of 2015 pursuant to ASC 350-20. In addition, Compression Division interest expense increased significantly as a result of the issuance by CCLP of its 7.25% Senior Notes due 2022 (the "CCLP Senior Notes") and the increased borrowings by CCLP under the CCLP Credit Agreement to finance a portion of the purchase price of the CSI Acquisition during 2014. Compression Division administrative expense levels increased compared to the prior year, primarily due to the impact of the CSI Acquisition and the resulting increased corporate allocated costs, partly mitigated by certain administrative cost decreases and integration efficiencies. Other expense decreased, primarily due to $9.3 million of interim financing commitment fees associated with the CSI Acquisition incurred in the prior year, partially offset by increased amortization of deferred finance costs during the current year.

Offshore Division

Offshore Services Segment

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$122,194	$195,372	$(73,178)	(37.5)%
Gross profit (loss)	10,602	(10,314)	20,916	202.8%
Gross profit as a percentage of revenue	8.7%	(5.3)%
General and administrative expense	10,689	12,097	(1,408)	(11.6)%
General and administrative expense as a percentage of revenue	8.7%	6.2%
Impairment of goodwill	—	3,936	(3,936)
Interest (income) expense, net	—	36	(36)
Other (income) expense, net	108	(132)	240
Loss before taxes and discontinued operations	$(195)	$(26,251)	$26,056	99.3%
Loss before taxes and discontinued operations as a percentage of revenue	(0.2)%	(13.4)%

Revenues for the Offshore Services segment decreased significantly during 2015 compared to the prior year due to decreased revenues from its diving, heavy lift services, and well abandonment businesses. Decreased diving and well abandonment activity levels in the U.S. Gulf of Mexico reflected an overall decrease in demand in this market, partly due to customers' postponements of certain potential well abandonment projects. Given the current decreased oil and natural gas price environment, the Offshore Services segment anticipates a continued decrease in demand for its services compared to 2014 levels for the foreseeable future. Offshore Services revenues during the current year were also negatively affected by the reduction in work performed for our Maritech segment compared to the prior year, with $5.1 million of such work being performed during the current year compared to $30.6 million of revenues during the prior year. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

Gross profit for the Offshore Services segment increased during the current year compared to a gross loss for the prior year despite the impact of decreased activity levels for diving, well abandonment, and heavy lift services as discussed above. Impairments of long-lived assets decreased approximately $13.7 million compared to the prior year due to impairments during 2014 of certain heavy lift and dive support vessels and associated equipment assets, as the fair values for these assets were negatively affected by the expected decreases in utilization and demand. In addition, cost reduction measures and process efficiencies that were implemented during the current and prior years, including reducing the size of the segment's vessel and equipment fleets, resulted in increased gross profit. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

The Offshore Services segment reported a decreased loss compared to the prior year due to the increased gross profit discussed above, decreased general and administrative expenses, and the goodwill impairment during the prior year. The Offshore Services segment continues to review its administrative cost structure and made additional headcount reductions and process efficiency actions during 2015.

Maritech Segment

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$2,438	$4,722	$(2,284)	(48.4)%
Gross profit (loss)	(2,523)	(69,861)	67,338	96.4%
General and administrative expense	1,281	1,359	(78)	(5.7)%
General and administrative expense as a percentage of revenue	52.5%	28.8%
Interest (income) expense, net	29	11	18
(Gain) loss on sales of assets	—	(77)	77
Other (income) expense, net	—	—	—
Loss before taxes and discontinued operations	$(3,833)	$(71,154)	$67,321	94.6%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech recorded a decreased gross loss during the current year compared to the prior year due to $70.1 million of decreased excess decommissioning costs charged to earnings during 2015 compared to 2014. Maritech recorded $2.7 million of excess decommissioning costs to expense during the current year period.

Maritech’s pretax loss during the current year decreased compared to the prior year, primarily due to the decreased gross loss discussed above.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(913)	$(1,725)	$812	47.1%
General and administrative expense	52,189	41,139	11,050	26.9%
Interest (income) expense, net	18,654	19,268	(614)
Other (income) expense, net	4,249	4,222	27
(Loss) before taxes and discontinued operations	$(76,005)	$(66,354)	$(9,651)	(14.5)%

Corporate Overhead pretax loss increased during 2015 compared to the prior year, primarily due to increased general and administrative expense. Corporate general and administrative costs increased, primarily due to $15.8 million of increased salary related expenses, primarily from increased incentive and equity compensation. The increase in equity compensation includes the impact of a $6.7 million immaterial correction adjustment. This increase in salary and related expenses was partially offset by approximately $3.4 million of increased costs allocated to other segments, $0.8 million of decreased professional fees, and $0.5 million decrease in employee expenses. Interest expense decreased due to decreased TETRA borrowings outstanding during the current period, however, is expected to increase going forward following the November 2015 issuance of the Series 2015 Senior Notes.

2014 Compared to 2013

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$1,077,567	$909,398	$168,169	18.5%
Gross profit	95,044	135,392	(40,348)	(29.8)%
Gross profit as a percentage of revenue	8.8%	14.9%
General and administrative expense	142,689	131,466	11,223	8.5%
General and administrative expense as a percentage of revenue	13.2%	14.5%
Goodwill impairment	64,295	—	64,295
Interest expense, net	31,998	17,121	14,877
(Gain) loss on sale of assets	(11)	(5,776)	5,765
Other (income) expense, net	13,944	(7,291)	21,235
Income (loss) before taxes and discontinued operations	(157,871)	(128)	(157,743)
Income (loss) before taxes and discontinued operations as a percentage of revenue	(14.7)%	—%
Provision (benefit) for income taxes	9,704	(3,454)	13,158
Income (loss) before discontinued operations	(167,575)	3,326	(170,901)
Income (loss) from discontinued operations, net of taxes	—	(1)	1
Net income (loss)	(167,575)	3,325	(170,900)
Net income attributable to noncontrolling interest	(2,103)	(3,172)	1,069
Net income (loss) attributable to TETRA stockholders	$(169,678)	$153	$(169,831)

Consolidated revenues during 2014 increased compared to 2013 due to increased revenues of our Compression and Fluids Divisions. Our Compression Division reflected record revenues due to the significant impact of its August 4, 2014, acquisition of CSI. The acquired operations of CSI, which generated approximately $152.5 million of revenues subsequent to the August 4, 2014, acquisition closing date, significantly expands the scope of our Compression Division, which now provides a full range of compression products and services that cover compression needs throughout the entire natural gas production and transportation cycle. Growth of the Fluids Division's onshore water management business and the increased sales of its manufactured products resulted in record revenues for this segment during 2014. However, these increases were partially offset by decreased activity by our Offshore Services and Production Testing Divisions. Offshore Services experienced decreased demand throughout 2014 for all of its services, including heavy lift, contract diving, and well abandonment businesses. Production Testing showed improved revenues during the last half of 2014 compared to 2013, as it continued to replace decreased activity by certain significant customers. Consolidated gross profit decreased, despite the increased profitability of the Compression Division, primarily due to the decreased Offshore Services and Production Testing profitability that reflected the decreased demand for services and the impact of approximately $34.8 million of asset impairments during the fourth quarter of 2014. Similar to 2013, Maritech recorded charges to earnings of approximately $73.2 million for excess decommissioning costs during 2014, largely due to remediation work determined to be required on previously abandoned wells.

Consolidated general and administrative expenses increased during 2014 compared to 2013 due to increased Compression Division expenses associated with the acquired operations of CSI, as well as approximately $8.7 million of consolidated transaction costs, primarily for the CSI Acquisition. Decreased general and administrative expenses during 2014 for our Production Testing, Maritech, Offshore Services, and Corporate Divisions compared to 2013 reflect overall cost reduction efforts, which consisted of headcount reductions and other reduced employee-related expenses.

Following the fourth quarter of 2014, we performed an annual test of goodwill impairment in accordance with ASC 350-20. During the last half of 2014, global oil and natural gas commodity prices, particularly oil, decreased significantly. This decrease in commodity prices is expected to have a negative impact on industry drilling and capital expenditure activity, which affects the demand for products and services of each of our reporting units. This expected decreased demand particularly affects the future levels of revenues and cash flows of our Production Testing and Offshore Services reporting units, which were experiencing challenging market conditions prior to mid-2014. The accompanying decrease in our stock price during the last half of 2014 has also caused an overall reduction in our market capitalization. As part of the test of goodwill impairment, we estimated the fair value of each our reporting units, and determined, based on these estimated values, that an impairment of the goodwill of our Production Testing and Offshore Services reporting units was necessary, primarily due to the market factors discussed above. Accordingly, during the fourth quarter of 2014, we recorded total impairment charges of $64.3 million associated with the goodwill of these reporting units.

Consolidated interest expense increased due to increased borrowings, primarily related to Compression borrowings under CCLP's new revolving credit facility and 7.25% Senior Notes, which were used to fund a portion of the CSI Acquisition purchase price.

Consolidated gains on sale of assets decreased during 2014, primarily due to the sale by Maritech of one of its remaining oil and gas properties during 2013.

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

Despite the significant pre-tax loss for the year ended December 31, 2014, we recorded a provision for income tax during the year, primarily due to the recording of a valuation allowance on U.S. federal deferred tax assets in the amount of approximately $69.9 million as well as an additional valuation allowance on a portion of our state and foreign deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets, we placed greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuing other assets on the balance sheet or making going concern determinations.

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

The increase in Fluids Division revenues during 2014 compared to 2013 was primarily due to approximately $41.1 million of increased services revenues, largely due to increased water management services revenue, which includes the impact of the January 2014 acquisition of TD Water Transfer and the continuing growth of our water management business, despite increased competition. Fluids Division revenues also increased due to the growth of our foreign completion services revenues, including approximately $13.3 million due to the January 2014 acquisition of the additional 50% interest in TETRA Arabia that resulted in this entity becoming a wholly owned consolidated subsidiary. The Fluids Division also reported approximately $13.6 million of increased product sales revenues due to increased demand for calcium chloride products, both in the U.S. and in Europe. This increase in manufactured products sales revenues was partially offset by decreased CBF product sales, as increases in foreign and U.S. onshore CBF product sales revenues were more than offset by decreased U.S. offshore CBF product sales revenues that were primarily caused by customer operational delays.

Fluids Division gross profit decreased during 2014 compared to 2013, primarily due to the impact of the reduced Gulf of Mexico CBF activity, as well as from increased competition and operating costs for our water management business. This decrease more than offset the increased gross profit associated with foreign CBF product sales and the consolidation of TETRA Arabia. In addition, gross profit was negatively impacted by approximately $2.1 million of charges to earnings for unused water management inventory and $6.5 million of long-lived asset impairments, primarily associated with expected decreased utilization of certain water management equipment and our Brazil CBF facility, which suspended its operation due to the termination of its customer CBF product sales contract during 2014.

Fluids Division income before taxes decreased during 2014 compared to 2013 due to the decrease in gross profit discussed above and due to increased general and administrative costs. Fluids Division administrative costs increased primarily due to increased personnel-related costs, partially offset by decreased professional fee expenses. Other income increased during 2014 due to a $2.7 million allocated portion of the remeasurement gain recorded from the January 2014 acquisition of the remaining interest in TETRA Arabia. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value remeasurement of our previous investment in TETRA Arabia. Prior to this acquisition, the Fluids Division recorded its share of the earnings from the unconsolidated TETRA Arabia subsidiary in other income.

Production Testing Division

	Year Ended December 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$192,894	$195,983	$(3,089)	(1.6)%
Gross profit	12,622	29,566	(16,944)	(57.3)%
Gross profit as a percentage of revenue	6.5%	15.1%
General and administrative expense	20,512	24,671	(4,159)	(16.9)%
General and administrative expense as a percentage of revenue	10.6%	12.6%
Goodwill impairment	60,358	—	60,358
Interest (income) expense, net	(31)	(34)	3
Other (income) expense, net	(2,061)	(9,164)	7,103
Income (loss) before taxes and discontinued operations	$(66,156)	$14,093	$(80,249)	(569.4)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(34.3)%	7.2%

Production Testing revenues decreased during 2014 compared to 2013, primarily due to the impact of decreased activity by customers in certain key U.S. markets. The Production Testing Division continues to expand its domestic customer base, however, and fourth quarter 2014 domestic revenues increased compared to 2013. The Production Testing Division also continued to capitalize on the increased activity in certain shale reservoir markets. Additionally, the impact of increased competition during 2014 negatively affected pricing and activity levels for services in selected markets in the U.S. These decreases were partially offset by increased revenues from foreign activity, including approximately $24.8 million of increased revenues resulting from our January 2014 acquisition of the 50% ownership interest in TETRA Arabia that we did not previously own and which resulted in TETRA Arabia becoming a wholly owned consolidated subsidiary.

Production Testing gross profit decreased significantly during 2014 compared to 2013 due to the impact of pricing competition and the above mentioned decreased activity levels in certain U.S. markets. The impact of the decreased U.S. gross profit more than offset the increased gross profit resulting from the consolidation of TETRA Arabia. In addition, during the fourth quarter of 2014, Production Testing gross profit includes the negative impact of approximately $14.5 million for certain equipment and intangible asset impairments, as the fair values for these long-lived assets were negatively affected by an expected decrease in utilization, demand, and future cash flows. In response to the decreased activity in certain U.S. markets, during the first quarter of 2014, we took steps to downsize field operations, reduce operating headcount, and implement other cost reductions for the Production Testing Division.

Production Testing income (loss) before taxes decreased significantly during 2014 compared to 2013, primarily due to the impairment of a portion of Production Testing Division goodwill during the fourth quarter of 2014, pursuant to ASC 350-20, and due to the significant decrease in gross profit discussed above. In addition, other income decreased due to the consolidation of the TETRA Arabia subsidiary following our January 2014 acquisition of the remaining 50% ownership interest. Prior to the acquisition, the Production Testing Division recorded its share of earnings from the unconsolidated TETRA Arabia subsidiary in other income. In connection with this acquisition, we recorded a $5.7 million consolidated gain from the fair value remeasurement of our previous investment in TETRA Arabia. The Production Testing Division's portion of this gain was $3.0 million and was largely offset by an approximately $2.9 million charge to earnings related to the termination of our preexisting relationship with the owner of the other 50% interest. Production Testing Division general and administrative expenses decreased despite the consolidation of TETRA Arabia and increased legal expenses incurred during the period due to the impact of cost reductions.

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

Compression Division revenues increased significantly during 2014 compared to 2013 primarily due to the acquisition of CSI, which generated approximately $152.5 million of aggregate revenues subsequent to the August 4, 2014, closing date. Approximately $86.0 million of increased compression service revenues were generated by the compression services and aftermarket services of CSI, and approximately $7.4 million of the increase was due to increased non-CSI service revenues due to increased activity in the U.S. Non-CSI U.S. service revenues increased due to increased low-horsepower compression services activity, primarily in liquids-rich resource play reservoirs. Revenues from the sales of compressor packages and parts during 2014 increased $66.5 million compared to 2013, with the increase associated with CSI operations.

Compression Division gross profit increased during 2014 compared to 2013 also, primarily due to the impact of the CSI Acquisition, which generated approximately $23.2 million of gross profit during the period subsequent to the August 4, 2014, closing date. CSI gross profit includes the impact on depreciation and amortization expense from the preliminary allocation of the acquisition purchase price.

Income before taxes for the Compression Division decreased during 2014 compared to 2013, primarily due to non-recurring charges to earnings in connection with the CSI Acquisition, including the impact on general and administrative expenses from approximately $6.4 million of legal, acquisition consulting, other professional fees, and other CSI Acquisition transaction related expenses. In addition, general and administrative expenses increased due to the additional administrative and executive personnel and expenses associated with CSI's operations as well as approximately $0.7 million of increased corporate allocated costs and $1.2 million for implementation costs of new enterprise system software. Other expense increased significantly, primarily due to approximately $9.3 million of interim financing commitment fees that were incurred by CCLP and by CSI Compressco GP Inc. in connection with the CSI Acquisition. In addition, approximately $0.8 million of unamortized financing costs associated with CCLP's previous bank credit facility were charged to other expense during 2014 upon its cancellation in connection with CCLP's new bank credit facility. Interest expense increased significantly as a result of the issuance of the CCLP Senior Notes and the increased borrowings by CCLP under its new bank credit facility in connection with the August 4, 2014 CSI Acquisition.

Offshore Division

Offshore Services Segment

	Year Ended December 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$195,372	$255,812	$(60,440)	(23.6)%
Gross profit	(10,314)	36,147	(46,461)	(128.5)%
Gross profit as a percentage of revenue	(5.3)%	14.1%
General and administrative expense	12,097	13,386	(1,289)	(9.6)%
General and administrative expense as a percentage of revenue	6.2%	5.2%
Goodwill impairment	3,936	—	3,936
Interest (income) expense, net	36	109	(73)
Other (income) expense, net	(132)	(218)	86
Income (loss) before taxes and discontinued operations	$(26,251)	$22,870	$(49,121)	(214.8)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(13.4)%	8.9%

Revenues for the Offshore Services segment decreased during 2014 compared to 2013 due to decreased revenues, primarily from its heavy lift, diving services, and well abandonment services businesses. The heavy lift business was also negatively affected by unseasonal weather during the first half of 2014 and by drydock operations performed during the first quarter of 2014 on the TETRA Hedron and TETRA Arapaho derrick barges. Decreased dive services and well abandonment activity levels in the U.S. Gulf of Mexico reflected an overall decrease in demand in this market, partly due to property acquisitions by key customers which have resulted in a postponement of certain well abandonment projects. Offshore Services revenues during 2014 were also affected by the reduction in work performed for our Maritech segment compared to the prior year, with $30.6 million of such work during the current year compared to $50.1 million of revenues related to work performed for Maritech during the prior year.

Offshore Services reported a gross loss during 2014 due to the decreased revenues as discussed above. In addition, during the fourth quarter of 2014, Offshore Services reflected approximately $13.7 million of impairments, primarily for certain heavy lift and dive support vessels and associated equipment assets, as the fair values for these assets were negatively affected by an expected decrease in utilization and demand. The Offshore Services gross loss was incurred despite the impact of cost reduction measures that were implemented during the first half of 2013 and that continued in 2014.

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

Maritech Segment

	Year Ended December 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Revenues	$4,722	$5,560	$(838)	(15.1)%
Gross profit (loss)	(69,861)	(66,828)	(3,033)	(4.5)%
General and administrative expense	1,359	2,902	(1,543)	(53.2)%
General and administrative expense as a percentage of revenue	28.8%	52.2%
Interest (income) expense, net	11	11	—
(Gain) loss on sales of assets	(77)	(5,378)	5,301
Other (income) expense, net	—	—	—
Loss before taxes and discontinued operations	$(71,154)	$(64,363)	$(6,791)	(10.6)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues during 2014 and 2013 were negligible and are expected to continue to be negligible going forward.

Maritech gross loss increased during 2014 compared to 2013, primarily due to an approximately $5.6 million credit against operating expenses during 2013 associated with the net impact of an insurance-related litigation settlement in the first quarter of 2013. Maritech charged approximately $73.2 million of additional and excess decommissioning costs to expense during 2014, which reflects a $2.1 million decrease for these costs compared to 2013. Approximately $39.2 million of the $73.2 million total additional and excess decommissioning costs expensed during 2014 was due to current and future additional well abandonment work required for remediation of certain wells under pressure that were previously plugged.

The increase in Maritech’s pretax loss during 2014 compared to 2013 is primarily due to the decreased gross loss discussed above and due to the significant decrease in other income, as during 2013 Maritech sold its interest in one of its remaining offshore oil and gas properties, resulting in a gain of approximately $5.4 million. Maritech administrative costs decreased compared to the prior year period due to legal expenses recorded during 2013 primarily associated with the insurance-related litigation settlement.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2014	2013	2014 vs 2013	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(1,725)	$(2,327)	$602	25.9%
General and administrative expense	41,139	40,506	633	1.6%
Interest (income) expense, net	19,268	16,715	2,553
Other (income) expense, net	4,222	2,711	1,511
Loss before taxes and discontinued operations	$(66,354)	$(62,259)	$(4,095)	(6.6)%

Corporate Overhead pretax loss increased during 2014 compared to 2013, primarily due to increased corporate interest expense and other expense. Increased interest expense was due to increased borrowings outstanding during 2014, including the impact of corporate borrowings in connection with the CSI Acquisition. Increased other expense was primarily due to increased foreign currency exchange losses. Corporate general and administrative expenses increased, as approximately $1.5 million of increased professional expenses, including approximately $0.6 million of transaction related expenses, approximately $2.0 million of increased salary and related expenses, and approximately $1.3 million of general expenses were largely offset by approximately $2.5 million of decreased insurance expense and approximately $1.7 million of additional expenses allocated to other segments.

Liquidity and Capital Resources

Throughout 2015, and continuing into early 2016, significant decreases in oil and natural gas commodity prices have lowered the capital expenditure and operating plans of many of our customers, creating additional uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in the current capital markets is more limited and costly. Accordingly, throughout 2015 and early 2016, we have implemented strategic cost reduction measures designed to lower our cost structure in the current environment and have taken other steps to improve our operating cash flows. We continue to review the cost structure of each of our businesses and seek additional steps, as necessary, to reduce costs to respond to the current, low commodity price environment.

On November 20, 2015, pursuant to the 2015 Senior Note Purchase Agreement with GSO Tetra Holdings LP, an unrelated third party, we issued and sold $125.0 million in aggregate principal amount of our Series 2015 Senior Notes. Immediately after the closing and funding, we applied a portion of the $119.7 million proceeds from the sale of the Series 2015 Senior Notes (consisting of $125.0 million aggregate principal amount net of a $5.0 million discount and certain financing costs) to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. In December 2015, we applied the remaining portion of the proceeds, together with other funds to (i) pay the $25.0 million purchase price for certain of our Series 2010 Senior Notes accepted for purchase pursuant to the Tender Offer, (ii) prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes due April 30, 2016, and (iii) pay other fees and expenses associated with the transactions contemplated under the Series 2015 Senior Note Purchase Agreement. In addition, we entered into an amendment of the Senior Secured Note Purchase Agreement, resulting in the extension of the maturity date of the $50.0 million of Senior Secured Notes from 2017 to 2019. As a result of these transactions, we have repaid and extended the maturity dates of a significant portion of TETRA's total long-term debt without significantly increasing the amount of TETRA's net borrowings. In addition, we will continue to consider certain additional financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our Credit Agreement, repay or refinance additional amounts of our Senior Notes, and generate additional liquidity. We believe the steps taken, including the cost reduction steps discussed above, have enhanced our capital structure and operating cash flows and will continue to enhance our operating cash flows in the future. As a result, we believe that despite the current industry environment and activity levels, we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through December 31, 2016. However, we cannot predict how an extended period of low oil and gas prices will affect our operations and liquidity levels.

Despite a challenging market environment for a number of our businesses, our consolidated cash flows from operating activities increased during 2015 compared to the prior year. This increase was due to a number of factors, including the growth of certain of our businesses, the CSI Acquisition, the impact of cost reduction efforts, and a reduction in Maritech abandonment and decommissioning activities compared to the prior year. Approximately $101.9 million of our consolidated operating cash flows during the year ended December 31, 2015, were generated by CCLP, and we received approximately $30.5 million of distributions from CCLP during the year ended December 31, 2015, compared to $24.1 million during the corresponding prior year. Excluding the cash flows from operating activities of CCLP, our cash flows from operating activities, together with the borrowings available under our Credit Agreement and our share of distributions from CCLP, are expected to be adequate to fund our capital expenditures and debt service requirements through December 31, 2016. A portion of the increased operating cash flows of CCLP following the CSI Acquisition are used by CCLP to pay the debt service requirements of the CCLP Senior Notes and CCLP Credit Agreement. CCLP continues to review its anticipated operating activity levels in the current low commodity price environment and its impact on the expected levels of distributable cash flows in determining the amount of its quarterly distributions. The amount of distributions we received from CCLP, including the impact of the incentive distribution rights owned by our wholly owned CSI Compressco GP Inc. subsidiary, resulted in an increase in the quarterly distributions we received from CCLP during 2015 compared to the prior year. In January 2016, however, the board of directors of CSI Compressco GP Inc. (CCLP's general partner) declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per unit, which represents a decrease of $0.1250 per unit compared to the previous quarterly distribution. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt service requirements. During the current period of low oil and natural gas pricing, there can be no assurance that quarterly distributions from CCLP will increase from this reduced amount per unit or that there will not be future decreases in the amount of distributions going forward. Our ability to meet our financial obligations and fund future growth is dependent on future levels of consolidated operating cash flows and the availability of capital resources in uncertain operating and financial markets. Our consolidated sources and uses of cash during each of the following years are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Operating activities	$195,951	$108,645	$49,656
Investing activities	(114,987)	(967,739)	(100,025)
Financing activities	(103,437)	871,644	15,734

Our consolidated capital structure changed significantly during 2014 as a result of the CSI Acquisition. Because of the increased level of consolidated debt, it is important to consider TETRA's capital structure and CCLP's capital structure separately, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with TETRA's debt. CCLP is not a restricted subsidiary or guarantor under any of our debt or credit agreements. (See Financing Activities section below for a complete discussion of the terms of TETRA's and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $873.5 million as of December 31, 2015. However, approximately $580.5 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP. Through our 44% ownership interest in CCLP and ownership of incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly distributions. Approximately $10.6 million of the $23.1 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not available to us. As of December 31, 2015, CCLP had availability of approximately $163.4 million under the CCLP Credit Agreement, subject to limitations, and we had availability of approximately $194.6 million under our Credit Agreement.

Operating Activities

Cash flows generated by operating activities totaled $196.0 million during 2015 compared to $108.6 million during the prior year, an increase of $87.3 million. This increase in operating cash flows was due to the increased cash impact of earnings (excluding non-cash charges) compared to the prior year, including the cash impact of the acquired CSI operations. In addition, operating cash flows also increased due to the decrease in the amount spent on Maritech decommissioning activity, as approximately $10.3 million of decommissioning activity was performed during the year ended December 31, 2015 compared to $63.3 million during the prior year. We have taken steps to aggressively manage working capital, including with regard to the collection of receivables and monitoring of inventory levels. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for a large portion of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. The dramatic decreases in oil and natural gas prices during 2015, particularly oil prices, significantly reduced the capital expenditure and operating plans of our oil and gas customers, affecting each of our operating segments. Oil and natural gas prices have been volatile in the past and are expected to continue to be volatile in the future. Worldwide drilling activity related to oil and natural gas wells has decreased, particularly affecting our Production Testing and Fluids Divisions. In addition, portions of our Compression Division and Offshore Services Division operations are also highly vulnerable to the impact of a sustained low natural gas price environment. A large portion of our consolidated cash flows generated by operating activities during 2015 resulted from equipment and product sales and specific customer projects that may not recur in 2016 at current oil and natural gas pricing levels. If oil and gas industry activity levels remain at current levels or decrease in the future, we expect that our levels of operating cash flows will be negatively affected.

During 2015, we continued to take steps to reduce operating and administrative headcount, defer salary increases, and implement other cost reductions for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have resulted in increased operating cash flows and improved profitability. During the first two months of 2016, we have continued to review our overall operating and administrative cost structure, resulting in additional headcount reductions and reduced salaries, and we will continue to review for other opportunities to reduce costs.

As of December 31, 2015, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $48.4 million. Approximately $14.6 million of this amount is expected to be performed during the twelve month period ended December 31, 2016, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with an offshore platform that was previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

Asset retirement obligations are recorded in accordance with FASB ASC 410, whereby the estimated fair value of a liability for asset retirement obligations is recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for Maritech asset retirement obligations are considered reasonable estimates consistent with market conditions at the time they are made, and we believe reflect the amount of work required to be performed in accordance with BSEE standards, as revised from time to time.

The amount of work performed or estimated to be performed on a Maritech property asset retirement obligation often exceeds amounts previously estimated for numerous reasons including physical subsea, geological, or downhole conditions that are different from those anticipated at the time of estimation due to the age of the property and the quality of information available about the particular property conditions. Maritech’s remaining oil and gas properties and production platforms were drilled and constructed by other operators many years ago, and frequently there is not a great deal of detailed documentation on which to base the estimated asset retirement obligation for these properties. Appropriate underwater surveys are typically performed to determine the condition of such properties as part of our due diligence in estimating the costs, but not all conditions have been able to be determined prior to the commencement of the actual work. During the performance of asset retirement activities, unforeseen weather or other conditions may also extend the duration and increase the cost of the projects, which are normally not done on a fixed price basis, thereby resulting in costs in excess of the original estimate.

Maritech has one remaining property that was damaged by a hurricane in the past, leaving the production platform toppled on the seabed and production tubing from the wells (which may be under pressure) bent underwater. While the basic procedures involved in the plugging and abandonment of wells and decommissioning of platforms and pipelines and removal of debris is generally similar for these types of properties, the cost of performing work at these damaged locations is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures.

In addition, Maritech has encountered situations where previously plugged and abandoned wells on its properties have later exhibited a buildup of pressure that is evidenced by gas bubbles coming from the plugged well head. We refer to this situation as “wells under pressure”, and this can either be discovered by us when we perform additional work at the property or by notification from a third party. Wells under pressure require Maritech to return to the site to perform additional plug and abandonment procedures that were not originally anticipated or included in the estimate of the asset retirement obligation for such property. Remediation work at previously abandoned well sites is particularly costly due to the lack of a platform from which to base these activities. Maritech is the last operator of record for its plugged wells and bears the risk of additional future work required as a result of wells becoming under pressure in the future.

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

Investing Activities

During 2015, the total amount of our net cash utilized on investing activities was $115.0 million. Total cash capital expenditures during 2015 were $120.6 million. Approximately $11.1 million of our capital expenditures during 2015 was spent by our Fluids Division, the majority of which related to chemical plant improvements. Our Production Testing Division spent approximately $7.8 million on capital expenditures, primarily to add to its international production testing equipment fleet. Our Compression Division spent approximately $95.6 million, primarily for the expansion of its compressor and equipment fleet for its CSI subsidiary. Our Offshore Services segment spent approximately $5.9 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

Generally, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled in an effort to conserve capital or otherwise address expected future market conditions. We currently have no long-term capital expenditure commitments and are reviewing all capital expenditure plans carefully during the current period of reduced demand for our products and services in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future. Excluding the capital expenditures of our Compression Division, we expect to spend approximately $5 to $10 million during 2016. Our Compression Division expects to spend approximately $20 to $30 million during 2016. The level of future growth capital expenditures depends on forecasted demand for our products and services. If the forecasted demand for our products and services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. The level of capital expenditures during 2016 is also subject to the impact of possible acquisitions.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities as needed from long-term borrowings, short-term borrowings, operating leases, equity and debt issuances, and other sources of capital.

Our Long-Term Debt

We are in compliance with all covenants and conditions under our long-term debt agreements as of December 31, 2015. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, deferrals of wage increases, wage reductions, and other efforts to reduce costs and generate cash to mitigate the reduced demand for our products and services. In addition, certain of our businesses have seen increased activity and profitability levels, despite current oil and natural gas prices. We believe the steps taken have enhanced our capital structure and operating cash flows and will continue to enhance our operating cash flows in the future. Based on our projections for each of the quarterly periods in 2016 and including the impact of these cost reduction efforts and expected activity levels on future estimated operating cash flows, we anticipate that, despite the current industry environment and activity levels, we will have sufficient operating cash flows to maintain compliance with the financial covenants under our long-term debt agreements through December 31, 2016. However, we cannot predict how an extended period of low commodity prices will affect our operations and liquidity levels.

Our Bank Credit Facility. As of March 3, 2016, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (the "Credit Agreement") of approximately $40.2 million, and had $7.6 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $177.3 million. These amounts do not reflect the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement.

Under the Credit Agreement, which matures on September 30, 2019, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding CCLP and its subsidiaries). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.50% to 2.75%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.25. The maximum leverage ratio decreases to 3.0 as of March 31, 2016. Consolidated net earnings under the Credit Agreement are defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries (which does not include CCLP), including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (including CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. At December 31, 2015, our leverage ratio was 1.86 to 1, compared to 2.94 at December 31, 2014. Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under the Credit Agreement.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. The Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default.

Our Senior Unsecured Notes. In April 2006, we issued $90.0 million in aggregate principal amount of Series 2006-A Senior Notes pursuant to our existing Master Note Purchase Agreement dated September 2004, as supplemented as of April 18, 2006. In December 2015, we utilized borrowings under our Credit Agreement to prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016, including a $1.6 million "make-whole" prepayment premium in accordance with the Master Note Purchase Agreement.

In December 2015, and pursuant to a Tender Offer that commenced on November 5, 2015, we purchased for cash $25.0 million aggregate principal amount of the outstanding 2010 Senior Notes, consisting of $18.1 million of the Series 2010-A Senior Notes and $6.9 million of the Series 2010-B Senior Notes. The offered consideration for Series 2010 Senior Notes was an amount of cash equal to $100,000 per $100,000 principal amount of Series 2010 Senior Notes tendered prior to December 7, 2015, and accepted for purchase by us, plus accrued and unpaid interest.

On November 20, 2015, pursuant to the 2015 Senior Note Purchase Agreement with GSO Tetra Holdings LP, an unrelated third party, we issued and sold $125.0 million in aggregate principal amount of our Series 2015 Senior Notes. Immediately after the closing and funding, we applied a portion of the $119.7 million net proceeds from the sale of the Series 2015 Senior Notes (consisting of $125.0 million aggregate principal amount net of a $5.0 million discount and certain financing costs) to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. In December 2015, we applied the remaining portion of the proceeds, together with other funds to (i) pay the $25.0 million purchase price for certain of our 2010 Senior Notes accepted for purchase pursuant to the Tender Offer, (ii) prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes due April 30, 2016 and (iii) pay other fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement.

Each of the Senior Notes (the "Senior Unsecured Notes") was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. The Senior Unsecured Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The 2015 Senior Note Purchase Agreement and the Note Purchase Agreements (together, "the Senior Unsecured Note Purchase Agreements"), contain customary covenants that limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments. In addition, the Senior Unsecured Note Purchase Agreements require us to maintain certain financial ratios, including a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. Consolidated net earnings under the Senior Unsecured Note Purchase Agreements is the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles, excluding certain items more specifically described therein. Under these Senior Unsecured Note Purchase Agreements, the financial ratio requirements include a minimum interest coverage ratio of 2.5 and a maximum leverage ratio of 3.5. At December 31, 2015, our leverage ratio was 1.86 to 1.

Deterioration of the financial ratios could result in a default by us under the Senior Unsecured Note Purchase Agreements and, if not remedied, could result in termination of the Senior Unsecured Note Purchase Agreements and acceleration of any outstanding balances. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our Senior Unsecured Note Purchase Agreements.

The Senior Unsecured Note Purchase Agreements contain the following cross-default provisions. If we or any of our restricted subsidiaries (i) fails to make any payment when due beyond any applicable grace period under any indebtedness of at least $20.0 million, (ii) defaults in the performance of or compliance with any term of any indebtedness in an aggregate outstanding principal amount of at least $20.0 million or of any mortgage, indenture or other agreement relating to such indebtedness or any other condition exists, and as a result of such default or condition such indebtedness is accelerated and declared due and payable before its stated maturity or before its regularly scheduled dates for payment, or (iii) become obligated to purchase or repay indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $20.0 million or one or more persons have the right to require us or any of our subsidiaries to purchase or repay such indebtedness. Upon the occurrence and during the continuation of an event of default under the Senior Unsecured Note Purchase Agreements, the Senior Unsecured Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes at the time outstanding. We are in compliance with all covenants and conditions of the Senior Unsecured Note Purchase Agreements as of December 31, 2015.

Our Senior Secured Notes. On April 30, 2015, and pursuant to a Note Purchase Agreement dated March 18, 2015 with Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the noteholders (the "Noteholder Representative"), and Wells Fargo Energy Capital, Inc., in its capacity as the sole initial purchaser (the "Senior Secured Note Purchase Agreement"), we issued and sold $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"). In February 2016, we repaid $10.0 million of the amount outstanding under the Senior Secured Notes. The Senior Secured Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from these Senior Secured Notes were used to provide a portion of the funds necessary to repay the $90.0 million principal amount of the Series 2008-B Senior Notes that matured on April 30, 2015. The Senior Secured Notes are secured by our accounts receivable (excluding CCLP accounts receivable) and our common units in CCLP, and the Senior Secured Note Purchase Agreement includes financial covenants consistent with those applicable to our existing bank revolving credit facility. The Note Purchase Agreement contains customary covenants and default and cross default provisions consistent with the agreements governing our other TETRA indebtedness.

On November 5, 2015, we entered into the Second Amendment (the “Second Amendment”) to the Note Purchase Agreement that, conditioned upon the closing and funding of the issuance of the Series 2015 Senior Notes, (i) provided for the extension of the maturity date of the Senior Secured Notes from April 1, 2017 to April 1, 2019, (ii) amended certain definitions in the Note Purchase Agreement and (iii) required us to pay an extension fee.

CCLP Long-Term Debt

CCLP’s Bank Credit Facility. On August 4, 2014, in connection with the CSI Acquisition, CCLP entered into a credit agreement (the "CCLP Credit Agreement"), and it borrowed $210.0 million, which was used to fund, in part, CCLP's $825.0 million CSI Acquisition purchase price. In addition, the CCLP Credit Agreement borrowings were used to pay fees and expenses related to the CSI Acquisition, the CCLP Senior Notes offering, and the CCLP Credit Agreement, and to repay the $38.1 million balance outstanding under CCLP's previous revolving credit facility dated October 15, 2013, (the "Previous CCLP Credit Agreement"), which was then terminated.

Under the CCLP Credit Agreement, CCLP and CSI Compressco Sub Inc. are named as the borrowers, and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit Agreement matures on August 15, 2019 and includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of borrowings under the CCLP Credit Agreement is subject to certain limitations, including borrowing limitations as a result of financial covenants. As of February 29, 2016, CCLP had a balance outstanding of $254.0 million, had approximately $2.1 million letters of credit and performance bonds, and had availability under the CCLP Credit Agreement of approximately $143.9 million.

The CCLP Credit Agreement requires CCLP to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At December 31, 2015, CCLP's leverage ratio was 4.56 to 1. In addition, the CCLP Credit Agreement includes customary negative covenants that, among other things, limit CCLP's ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The CCLP Credit Agreement provides that CCLP can make distributions to holders of its common units, but only if there is no default or event of default under the facility.

CCLP is in compliance with all covenants and conditions of its Credit Agreement as of December 31, 2015. CCLP's continuing ability to comply with its financial covenants depends largely upon its ability to generate adequate cash flow. Historically, CCLP's financial performance has been more than adequate to meet these covenants, and CCLP expects this trend to continue. However, given the expected decreased demand for certain of CCLP's products and services by its customers in response to decreased oil and natural gas prices, CCLP has taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions, and other efforts to reduce costs and generate cash in anticipation of the reduced demand for its products and services. Based on CCLP's projections for each of the quarterly periods in 2016 and including the impact of these cost reduction efforts to increase operating cash flows, CCLP anticipates that it will be in compliance with the financial covenants under its Credit Agreement through December 31, 2016.

CCLP 7.25% Senior Notes. In August 2014, CCLP and CSI Compressco Finance Inc., a Delaware corporation and indirect wholly owned subsidiary of CCLP (CSI Compressco Finance and, together with CCLP, the "Issuers"), issued $350.0 million aggregate principal amount of the CCLP Senior Notes in a private offering (the "Offering") exempt from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act") pursuant to a Note Purchase Agreement dated July 29, 2014. The CCLP Senior Notes were subsequently registered through a public exchange offer that closed on July 20, 2015.

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

The Obligors issued the CCLP Securities pursuant to the Indenture dated as of August 4, 2014, (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The CCLP Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the CCLP Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The CCLP Senior Notes are scheduled to mature on August 15, 2022.

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

Other Sources and Uses

In addition to the aforementioned revolving credit facilities, we and CCLP fund our respective short-term liquidity requirements from cash generated by our respective operations, operating leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. TETRA's Credit Agreement, as amended, matures in September 2019, the CCLP Credit Agreement matures in August 2019, TETRA's Senior Unsecured Notes and Senior Secured Notes, including the Series 2015 Senior Notes, mature at various dates between December 2017 and November 2022, and the CCLP Senior Notes mature in August 2022. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue equity to fund our capital needs, dilution to our common stockholders will occur.

Although near-term growth plans have been suspended and are subject to our efforts to conserve cash and rationalize our cost structure during the current period of low oil and natural gas prices, we maintain a long-term growth strategy for our core businesses. As part of our long-term strategic growth plans, we will evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of equity or debt securities. CCLP also continues to pursue its long-term growth objectives, with funding available under its credit facilities, other borrowings, cash generated from the issuance of its common units, as well as its available cash.

CCLP’s Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the year ended December 31, 2015, CCLP distributed approximately $68.4 million, including approximately $37.8 million to its public unitholders. In January 2016, however, the board of directors of CSI Compressco GP Inc. (CCLP's general partner and our wholly owned subsidiary) declared a cash distribution attributable to the quarter ended December 31, 2015, of $0.3775 per common unit, which represents a decrease of $0.1250 per common unit compared to the previous quarterly distribution. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt service requirements. During the current period of low oil and natural gas pricing, there can be no assurance that quarterly distributions from CCLP will increase from this reduced amount per unit, or that there will not be future decreases in the amount of distributions going forward.

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

As of December 31, 2015 and 2014, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations. For a discussion of operating leases, including the lease of our corporate headquarters facility, see “Note D – Leases” in the Notes to Consolidated Financial Statements.

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

Product Purchase Obligations

In the normal course of our Fluids Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2015, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Fluids Division’s supply agreements was approximately $135.1 million, extending through 2029.

Other Contingencies

During 2011, in connection with the sale of a significant majority of Maritech's oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. For those oil and gas properties Maritech previously operated, the buyers of the properties assumed the financial responsibilities associated with the properties' operations, including abandonment and decommissioning, and generally became the successor operator. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers who also assumed these financial responsibilities associated with the properties' operations, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, the previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. A significant portion of the decommissioning liabilities that were assumed by the buyers of the Maritech properties in 2011 remains unperformed, and we believe the amounts of these remaining liabilities are significant. We monitor the financial condition of the buyers of these properties from Maritech, and if current oil and natural gas pricing levels continue, we expect that one or more of these buyers may be unable to perform the decommissioning work required on the properties acquired from Maritech.

During 2015, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel monitor the status of these companies. As of December 31, 2015, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

Contractual Obligations

The table below summarizes our consolidated contractual cash obligations as of December 31, 2015:

	Payments Due
	Total	2016	2017	2018	2019	2020	Thereafter
	(In Thousands)
Long-term debt - TETRA	$292,921	$—	$46,944	$—	$72,850	$53,056	$120,071
Long-term debt - CCLP	580,481	—	—	—	235,000	—	345,481
Interest on debt - TETRA	118,784	21,552	21,552	19,163	17,186	14,016	25,315
Interest on debt - CCLP	189,300	31,134	31,134	31,134	29,105	25,047	41,746
Purchase obligations	135,142	12,283	11,203	9,328	9,328	9,300	83,700
Decommissioning and other asset retirement obligations(1)	57,449	14,570	29,446	—	1,269	3,086	9,078
Operating and capital leases	103,109	21,302	11,976	8,908	7,138	6,498	47,287
Total contractual cash obligations(2)	$1,477,186	$100,841	$152,255	$68,533	$371,876	$111,003	$672,678

(1)
We have estimated the timing of these payments for decommissioning liabilities based upon our plans and the plans of outside operators, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the undiscounted obligation as of December 31, 2015.

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see "Note B - Summary of Significant Accounting Policies, New Accounting Pronouncements," contained in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of December 31, 2015, we had approximately $22.9 million of outstanding borrowings pursuant to our revolving credit facility, and CCLP had approximately $235.0 million of outstanding borrowings pursuant to its revolving credit facility. Each of these borrowings bears interest at an agreed-upon percentage rate spread above LIBOR, and is therefore subject to market risk exposure related to changes in applicable interest rates.

The following table sets forth as of December 31, 2015, our principal cash flows for our and CCLP's long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rates by their expected maturity dates. Neither we nor CCLP is a party to an interest rate swap contract or other derivative instrument designed to hedge our or their exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair Market Value
	2016	2017	2018	2019	2020	Thereafter	Total
December 31, 2015
Long-term debt:
U.S. dollar variable rate - TETRA	$—	$—	$—	$22,850	$—	$—	$22,850	$22,850
U.S. dollar variable rate - CCLP	—	—	—	$235,000	—	—	235,000	235,000
Euro variable rate (in $US)	—	—	—	—	—	—	—	—
Weighted average interest rate (variable)	—	—	—	3.25%	—	—	—
U.S. dollar fixed rate - TETRA	$—	$46,944	$—	$50,000	$53,056	$120,071	$270,071	$229,800
U.S. dollar fixed rate - CCLP	$—	$—	$—	$—	$—	$345,481	$345,481	$259,900
Weighted average interest rate (fixed)	—	5.090%	—	5.750%	—	8.217%	—
Variable to fixed swaps	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—

Exchange Rate Risk

We are exposed to fluctuations between the U.S. dollar and the euro with regard to our euro-denominated operating activities. We also have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2015, we and CCLP had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase euro	$3,768	1.11	1/19/2016
Forward purchase pounds sterling	12,614	1.52	1/19/2016
Forward purchase Mexican peso	7,850	17.45	1/19/2016
Forward purchase Saudi Arabia riyal	5,040	3.74	1/5/2016
Forward sale Mexican peso	4,641	17.45	1/19/2016

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty. The fair values of our foreign currency derivative instruments as of December 31, 2015, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2015
		(In Thousands)
Forward purchase contracts	Current assets	$—
Forward sale contracts	Current assets	23
Forward sale contracts	Current liabilities	(31)
Forward purchase contracts	Current liabilities	(354)
Total		$(362)

Based on the derivative contracts that were in place as of December 31, 2015, a five percent devaluation of the Euro compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of

$0.2 million. A five percent devaluation of the British pound sterling compared to the U.S. dollar would result in a decrease in the market value of our forward sale contract of $0.6 million. A five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $(0.4) million. A five percent devaluation of the Saudi Riyal  compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $(0.2) million. A five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward sale contracts of $0.2 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

 During 2015, we enhanced our internal control processes over the computation of equity-based compensation expense, converting from a manual calculation of the overall impact of forfeitures and vesting on the amount of expense, to a software system solution designed to compute expense on an individual participant basis.

On August 4, 2014 we completed the acquisition of CSI. During the year ended December 31, 2015, we implemented controls and procedures related to the CSI business as part of our integration of CSI into our internal control over financial reporting processes.

As a part of the integration of CSI into our internal control over financial reporting processes, we enhanced CSI's information technology general control systems by remediating deficiencies in user access setup and restriction controls that if not remediated would have been a material weakness as of December 31, 2015.

Other than the changes described above related to the integration of CSI into our internal control over financial reporting processes and the conversion to a software system solution to compute equity-based compensation expense, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2015, as part of our annual assessment of goodwill impairment conducted in connection with the preparation of our financial statements for the period ended December 31, 2015, we determined that our Compression and Production Testing reporting units had carrying values in excess of their estimated fair values as a result of expected reduced demand for their products and services in response to decreased oil and natural gas prices. Based on our analysis, we concluded that an impairment totaling $177.0 million of recorded goodwill for these reporting units was required. This impairment was recorded during the fourth quarter of 2015.

Also during the fourth quarter of 2015, and in connection with the preparation of our financial statements for the period ended December 31, 2015, our Compression, Production Testing, and Fluids reporting units recorded impairments totaling approximately $44.2 million, primarily associated with a portion of the carrying values of certain equipment and certain identified intangible assets for these reporting units.

The impairment charges described above are not expected to result in future capital expenditures. For additional information, see "Note B - "Summary of Significant Accounting Policies, Goodwill and Impairment of Long-Lived Assets" contained in the Notes to Consolidated Financial Statements.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the "Proxy Statement") for the annual meeting of stockholders to be held on May 3, 2016, which involves the election of directors and is to be filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 as amended (the "Exchange Act") within 120 days of the end of our fiscal year on December 31, 2015.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Company
Page
	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2015 and 2014	F-3
	Consolidated Statements of Operations for the years ended December 31, 2015, 2014, 2013	F-5
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014, 2013	F-6
	Consolidated Statements of Equity for the years ended December 31, 2015, 2014, 2013	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, 2013	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules
	Schedule I - Condensed Financial Information of Registrant (Parent Only)	F-54

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

4.5
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

4.6
Form of 5.09% Senior Notes, Series 2010-A, due December 15, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.7
Form of 5.67% Senior Notes, Series 2010-B, due December 15, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.8
Note Purchase Agreement, dated April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.9
First Amendment to Note Purchase Agreement dated and effective as of April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.10	Form of 4.00% Senior Notes due April 29, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).
4.11
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

4.12	Senior Secured Note due April 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).
4.13
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

4.14
Note Purchase Agreement, dated November 5, 2015, by and between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.15	Form of 11.00% Senior Notes due November 5, 2022 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).
4.16
Second Amendment to Note Purchase Agreement dated as of November 5, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc. and certain other noteholders party thereto (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.17
Form of Subsidiary Guaranty to be executed by Compressco Field Services, L.L.C., Epic Diving & Marine Services, LLC, TETRA Applied Technologies, LLC, TETRA International Incorporated and TETRA Production Testing Services, LLC, in favor of the holders of the 11.00% Senior Notes due November 5, 2022 (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.18	Form of 11.00% Senior Note due November 5, 2022 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 20, 2015 (SEC File No. 001-13455)).

4.19
Subsidiary Guaranty dated November 20, 2015, executed by Compressco Field Services, L.L.C., Epic Diving & Marine Services, LLC, TETRA Applied Technologies, LLC, TETRA International Incorporated and TETRA Production Testing Services, LLC, in favor of the holders from time to time of the 11.00% Senior Notes due November 5, 2022 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 20, 2015 (SEC File No. 001-13455)).

10.1***
1996 Stock Option Plan for Nonexecutive Employees and Consultants (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 19, 1997 (SEC File No. 333-61988)).

10.2***
TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).

10.3***
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, and Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to the Company’s Form 8-K filed on May 8, 2006 (SEC File No. 001-13455)).

10.4
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

10.5
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

10.6+***	Summary Description of the Compensation of Non-Employee Directors of TETRA Technologies, Inc.
10.7+***	Summary Description of Named Executive Officer Compensation.
10.8***	TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2002 (SEC File No. 001-13455)).
10.9***
TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

10.10***
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

10.12***
TETRA Technologies, Inc. 401(k) Retirement Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 22, 2008 (SEC File No. 333-149348)).

10.13***
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

10.15***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.16***
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

10.18
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

10.19
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

10.20
Omnibus Agreement dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.21
Purchase and Sale Agreement, dated April 1, 2011, by and between Maritech Resources, Inc. as Seller and Tana Exploration Company LLC as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-13455)).

10.22***
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

10.24***
Employee Restricted Stock Agreement between TETRA Technologies, Inc. and Peter J. Pintar dated November 15, 2011 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on November 15, 2011 (SEC File No. 333-177995)).

10.25***
Separation and Release Agreement dated July 31, 2012 by and between TETRA Technologies, Inc. and Joseph M. Abell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2012 (SEC File No. 001-13455)).

10.26***
Employee Equity Award Agreement dated August 15, 2012 by and between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012 (SEC File No. 001-13455)).

10.27+	Purchase and Sale Agreement dated December 31, 2012 by and between TETRA Technologies, Inc. and Tetris Property LP.
10.28+	Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc.
10.29***
TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.30***
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

10.31***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013 (SEC File No. 001-13455)).

10.32
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

10.33***
Employee Restricted Stock Award Agreement dated June 16, 2014 by and between TETRA Technologies, Inc. and Joseph Elkhoury (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2014 (SEC File No. 001-13455)).

10.34
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2014 (SEC File No. 001-13455)).

10.35
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.36
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.37
Registration Rights Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.38
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.39
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compresso Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.40
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.41
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

10.44***	Separation and Release Agreement with Edwin H. Goldman dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 30, 2015 (SEC File No. 001-13455)).
10.45
Note Purchase Agreement, dated March 18, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc., as Noteholder Representative, and Wells Fargo Energy Capital, Inc. as the sole Initial Purchaser listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 24, 2015 (SEC File No. 001-13455)).

10.46
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

10.47
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

10.48***
TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.49***
TETRA Technologies, Inc. Second Amended and Restated 2011 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

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

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date:	March 4, 2016	By:	/s/Stuart M. Brightman
Stuart M. Brightman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/William D. Sullivan	Chairman of	March 4, 2016
William D. Sullivan	the Board of Directors

/s/Stuart M. Brightman	President, Chief Executive	March 4, 2016
Stuart M. Brightman	Officer and Director
(Principal Executive Officer)

/s/Elijio V. Serrano	Senior Vice President and	March 4, 2016
Elijio V. Serrano	Chief Financial Officer
(Principal Financial Officer)

/s/Ben C. Chambers	Vice President – Accounting	March 4, 2016
Ben C. Chambers	and Controller
(Principal Accounting Officer)

/s/Mark E. Baldwin	Director	March 4, 2016
Mark E. Baldwin

/s/Thomas R. Bates, Jr.	Director	March 4, 2016
Thomas R. Bates, Jr.

/s/Paul D. Coombs	Director	March 4, 2016
Paul D. Coombs

/s/Ralph S. Cunningham	Director	March 4, 2016
Ralph S. Cunningham

/s/John F. Glick	Director	March 4, 2016
John F. Glick

/s/Stephen A. Snider	Director	March 4, 2016
Stephen A. Snider

/s/Kenneth E. White, Jr.	Director	March 4, 2016
Kenneth E. White, Jr.

/s/Joseph C. Winkler III	Director	March 4, 2016
Joseph C. Winkler III

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

4.5
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

4.6
Form of 5.09% Senior Notes, Series 2010-A, due December 15, 2017 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.7
Form of 5.67% Senior Notes, Series 2010-B, due December 15, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 8, 2010 (SEC File No. 001-13455)).

4.8
Note Purchase Agreement, dated April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.9
First Amendment to Note Purchase Agreement dated and effective as of April 29, 2013, by and among TETRA Technologies, Inc. and The Lincoln National Life Insurance Company and Lincoln Life & Annuity Company of New York (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).

4.10	Form of 4.00% Senior Notes due April 29, 2020 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed on May 3, 2013 (SEC File No. 001-13455)).
4.11
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

4.12	Senior Secured Note due April 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).
4.13
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

4.14
Note Purchase Agreement, dated November 5, 2015, by and between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.15	Form of 11.00% Senior Notes due November 5, 2022 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).
4.16
Second Amendment to Note Purchase Agreement dated as of November 5, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc. and certain other noteholders party thereto (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.17
Form of Subsidiary Guaranty to be executed by Compressco Field Services, L.L.C., Epic Diving & Marine Services, LLC, TETRA Applied Technologies, LLC, TETRA International Incorporated and TETRA Production Testing Services, LLC, in favor of the holders of the 11.00% Senior Notes due November 5, 2022 (incorporated by reference to Exhibit 4.4 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.18	Form of 11.00% Senior Note due November 5, 2022 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 20, 2015 (SEC File No. 001-13455)).
4.19
Subsidiary Guaranty dated November 20, 2015, executed by Compressco Field Services, L.L.C., Epic Diving & Marine Services, LLC, TETRA Applied Technologies, LLC, TETRA International Incorporated and TETRA Production Testing Services, LLC, in favor of the holders from time to time of the 11.00% Senior Notes due November 5, 2022 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 20, 2015 (SEC File No. 001-13455)).

10.1***
1996 Stock Option Plan for Nonexecutive Employees and Consultants (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 19, 1997 (SEC File No. 333-61988)).

10.2***
TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibit 4.12 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).

10.3***
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, and Employee Restricted Stock Agreement under the TETRA Technologies, Inc. 2006 Equity Incentive Compensation Plan (incorporated by reference to Exhibits 10.1, 10.2, and 10.3 to the Company’s Form 8-K filed on May 8, 2006 (SEC File No. 001-13455)).

10.4
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

10.5
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

10.6+***	Summary Description of the Compensation of Non-Employee Directors of TETRA Technologies, Inc.

10.7+***	Summary Description of Named Executive Officer Compensation.
10.8***	TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 10-Q filed on August 13, 2002 (SEC File No. 001-13455)).
10.9***
TETRA Technologies, Inc. Nonqualified Deferred Compensation Plan and The Executive Excess Plan Adoption Agreement effective on June 30, 2005 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q/A filed on March 16, 2006 (SEC File No. 001-13455)).

10.10***
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

10.12***
TETRA Technologies, Inc. 401(k) Retirement Plan, as amended and restated (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on February 22, 2008 (SEC File No. 333-149348)).

10.13***
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

10.15***	TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed on May 10, 2010 (SEC File No. 001-13455)).
10.16***
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

10.18
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

10.19
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

10.20
Omnibus Agreement dated June 20, 2011, by and among Compressco Partners, L.P., TETRA Technologies, Inc. and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on June 30, 2011 (SEC File No. 001-13455)).

10.21
Purchase and Sale Agreement, dated April 1, 2011, by and between Maritech Resources, Inc. as Seller and Tana Exploration Company LLC as Buyer (incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed on August 9, 2011 (SEC File No. 001-13455)).

10.22***
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

10.24***
Employee Restricted Stock Agreement between TETRA Technologies, Inc. and Peter J. Pintar dated November 15, 2011 (incorporated by reference to Exhibit 4.11 to the Company’s Registration Statement on Form S-8 filed on November 15, 2011 (SEC File No. 333-177995)).

10.25***
Separation and Release Agreement dated July 31, 2012 by and between TETRA Technologies, Inc. and Joseph M. Abell (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 1, 2012 (SEC File No. 001-13455)).

10.26***
Employee Equity Award Agreement dated August 15, 2012 by and between TETRA Technologies, Inc. and Elijio V. Serrano (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on August 16, 2012 (SEC File No. 001-13455)).

10.27+	Purchase and Sale Agreement dated December 31, 2012 by and between TETRA Technologies, Inc. and Tetris Property LP.
10.28+	Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc.
10.29***
TETRA Technologies, Inc. 2011 Amended and Restated Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on May 9, 2013 (SEC File No. 333-188494)).

10.30***
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

10.31***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013 (SEC File No. 001-13455)).
10.32
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

10.33***
Employee Restricted Stock Award Agreement dated June 16, 2014 by and between TETRA Technologies, Inc. and Joseph Elkhoury (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2014 (SEC File No. 001-13455)).

10.34
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2014 (SEC File No. 001-13455)).

10.35
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.36
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.37
Registration Rights Agreement, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.38
Guaranty, dated July 20, 2014, by Compressco Partners, L.P. in favor of Warren Equipment Company (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.39
Contribution and Unit Purchase Agreement, dated as of July 20, 2014, by and among Compressco Partners, L.P., Compresso Partners GP, Inc. and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.40
Purchase Agreement, dated as of July 29, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.41
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

10.44***	Separation and Release Agreement with Edwin H. Goldman dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 30, 2015 (SEC File No. 001-13455)).
10.45
Note Purchase Agreement, dated March 18, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc., as Noteholder Representative, and Wells Fargo Energy Capital, Inc. as the sole Initial Purchaser listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 24, 2015 (SEC File No. 001-13455)).

10.46
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

10.47
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

10.48***
TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.49***
TETRA Technologies, Inc. Second Amended and Restated 2011 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

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

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TETRA Technologies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
March 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc. and Subsidiaries

We have audited TETRA Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TETRA Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TETRA Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 4, 2016 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
March 4, 2016

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,057	$48,384
Restricted cash	6,721	8,721
Trade accounts receivable, net of allowances for doubtful accounts of $7,847 in 2015 and $2,485 in 2014	184,172	226,966
Inventories	117,009	189,357
Assets held for sale	772	2,568
Prepaid expenses and other current assets	23,673	24,463
Total current assets	355,404	500,459
Property, plant, and equipment:
Land and building	79,462	75,200
Machinery and equipment	1,345,969	1,292,734
Automobiles and trucks	43,536	57,035
Chemical plants	181,014	174,108
Construction in progress	6,505	21,483
Total property, plant, and equipment	1,656,486	1,620,560
Less accumulated depreciation	(608,482)	(496,368)
Net property, plant, and equipment	1,048,004	1,124,192
Other assets:
Goodwill	112,945	293,866
Patents, trademarks and other intangible assets, net of accumulated amortization of $44,695 in 2015 and $39,754 in 2014	86,375	107,167
Deferred tax assets	25	2,183
Other assets	53,623	54,521
Total other assets	252,968	457,737
Total assets	$1,656,376	$2,082,388

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$62,114	$119,240
Unearned Income	27,542	70,688
Accrued liabilities	80,970	85,700
Current portion of long-term debt	50	90,074
Decommissioning and other asset retirement obligations, net	14,570	12,758
Total current liabilities	185,246	378,460
Long-term debt, net	873,402	844,961
Deferred income taxes	9,467	11,706
Decommissioning and other asset retirement obligations, net	42,879	49,983
Other liabilities	31,202	31,677
Total long-term liabilities	956,950	938,327
Commitments and contingencies
Equity:
TETRA Stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 83,023,628 shares issued at December 31, 2015, and 82,322,876 shares issued at December 31, 2014	830	823
Additional paid-in capital	256,184	241,166
Treasury stock, at cost; 2,766,958 shares held at December 31, 2015, and 2,672,930 shares held at December 31, 2014	(16,837)	(16,419)
Accumulated other comprehensive income (loss)	(43,135)	(26,215)
Retained earnings	44,175	170,358
Total TETRA stockholders' equity	241,217	369,713
Noncontrolling interests	272,963	395,888
Total equity	514,180	765,601
Total liabilities and equity	$1,656,376	$2,082,388

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product sales	$457,761	$374,978	$300,145
Services and rentals	672,384	702,589	609,253
Total revenues	1,130,145	1,077,567	909,398
Cost of revenues:
Cost of product sales	324,187	363,861	282,704
Cost of services and rentals	417,549	466,908	400,739
Depreciation, amortization, and accretion	155,015	116,912	80,985
Impairments of long-lived assets	44,158	34,842	9,578
Total cost of revenues	940,909	982,523	774,006
Gross profit	189,236	95,044	135,392
General and administrative expense	157,812	142,689	131,466
Goodwill impairment	177,006	64,295	—
Interest expense, net	50,514	31,998	17,121
(Gain) loss on sales of assets	(4,375)	(11)	(5,776)
Other (income) expense, net	10,042	13,944	(7,291)
Income (loss) before taxes	(201,763)	(157,871)	(128)
Provision (benefit) for income taxes	7,704	9,704	(3,454)
Income (loss) before discontinued operations	(209,467)	(167,575)	3,326
Discontinued operations:
Loss from discontinued operations, net of taxes	—	—	(1)
Net income (loss)	(209,467)	(167,575)	3,325
Less: (income) loss attributable to noncontrolling interest	83,284	(2,103)	(3,172)
Net income (loss) attributable to TETRA stockholders	$(126,183)	$(169,678)	$153
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(1.59)	$(2.16)	$—
Average shares outstanding	79,169	78,600	77,954
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(1.59)	$(2.16)	$—
Average diluted shares outstanding	79,169	78,600	78,840

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2015	2014	2013

Net income (loss)	(209,467)	$(167,575)	$3,325
Foreign currency translation loss, net of taxes of $0 in 2015, $3,368 in 2014, and $(1,076) in 2013	(16,920)	(22,312)	(2,409)
Comprehensive income (loss)	(226,387)	(189,887)	916
Less: comprehensive (income) loss attributable to noncontrolling interest	87,155	(2,103)	(3,172)
Comprehensive income (loss) attributable to TETRA stockholders	$(139,232)	$(191,990)	$(2,256)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)
			Treasury Stock	Currency Translation	Retained Earnings	Noncontrolling Interest	Total Equity

Balance at December 31, 2012	$804	$226,954	(15,027)	$(1,494)	339,883	$42,188	593,308
Net income for 2013					153	3,172	3,325
Translation adjustment, net of taxes of $(1,076)				(2,409)			(2,409)
Comprehensive income							916
Distributions to public unitholders						(4,846)	(4,846)
Exercise of common stock options	9	2,245	(276)				1,978
Treasury stock activity, net			(462)				(462)
Equity compensation expense		5,265				1,459	6,724
Other noncontrolling interests						(16)	(16)
Tax adjustment related to equity-based compensation, net		(104)					(104)
Balance at December 31, 2013	$813	$234,360	$(15,765)	$(3,903)	$340,036	$41,957	$597,498
Net loss for 2014					(169,678)	2,103	(167,575)
Translation adjustment, net of taxes of $3,368				(22,312)			(22,312)
Comprehensive loss							(189,887)
Distributions to public unitholders						(12,569)	(12,569)
Exercise of common stock options	10	1,678	(78)				1,610
Treasury stock activity, net			(576)				(576)
Proceeds from issuance of CCLP common units, net of underwriters' discount						363,149	363,149
Equity compensation expense		5,231				1,544	6,775
Other noncontrolling interests						(296)	(296)
Tax adjustment related to equity-based compensation, net		(103)					(103)
Balance at December 31, 2014	$823	$241,166	$(16,419)	$(26,215)	$170,358	$395,888	$765,601
Net loss for 2015					(126,183)	(83,284)	(209,467)
Translation adjustment, net of taxes of $0				(16,920)		(3,871)	(20,791)
Comprehensive loss							(230,258)
Distributions to public unitholders						(37,816)	(37,816)
Exercise of common stock options	7	295					302
Treasury stock activity, net			(418)				(418)
Equity compensation expense		14,723				2,164	16,887
Other noncontrolling interests						(118)	(118)
Balance at December 31, 2015	$830	$256,184	$(16,837)	$(43,135)	$44,175	$272,963	$514,180

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$(209,467)	$(167,575)	$3,325
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	155,015	116,912	80,985
Impairments of long-lived assets	44,158	34,842	9,578
Impairment of goodwill	177,006	64,295	—
Provision (benefit) for deferred income taxes	(379)	(350)	(9,824)
Equity-based compensation expense	16,887	6,775	6,724
Provision for doubtful accounts	5,387	856	374
Excess decommissioning/abandoning costs	2,661	72,724	75,312
Other non-cash charges and credits	4,271	(3,782)	(11,026)
Amortization of deferred financing costs	3,961	2,968	861
Acquisition and transaction financing fees	—	9,869	—
(Gain) loss on sale of property, plant, and equipment	(4,375)	(11)	(5,776)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	38,025	(7,866)	14,139
Inventories	70,431	(21,528)	3,011
Prepaid expenses and other current assets	(1,806)	(197)	12,281
Trade accounts payable and accrued expenses	(98,407)	67,508	(16,192)
Decommissioning liabilities	(10,305)	(63,319)	(114,109)
Other	2,888	(3,476)	(7)
Net cash provided by operating activities	195,951	108,645	49,656
Investing activities:
Purchases of property, plant, and equipment	(120,597)	(131,609)	(101,379)
Acquisition of businesses, net of cash acquired	—	(854,031)	—
Proceeds from sale of property, plant, and equipment	7,135	17,527	1,794
Other investing activities	(1,525)	374	(440)
Net cash used in investing activities	(114,987)	(967,739)	(100,025)
Financing activities:
Proceeds from long-term debt	535,896	837,519	140,971
Principal payments on long-term debt	(598,070)	(289,900)	(120,664)
Proceeds from issuance of CCLP common units, net of underwriters' discount	—	363,149	—
CCLP distributions	(37,816)	(12,569)	(4,846)
Proceeds from sale of common stock and exercise of stock options	303	1,032	2,251
Financing costs and other financing activities	(3,750)	(27,587)	(1,978)
Net cash provided by (used in) financing activities	(103,437)	871,644	15,734
Effect of exchange rate changes on cash	(2,854)	(2,920)	(659)
Increase (decrease) in cash and cash equivalents	(25,327)	9,630	(35,294)
Cash and cash equivalents at beginning of period	48,384	38,754	74,048
Cash and cash equivalents at end of period	$23,057	$48,384	$38,754
Supplemental cash flow information:
Interest paid	$52,491	$33,092	$17,728
Taxes paid	6,710	8,729	7,438

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015
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

Our Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the Division's facilities as well as the sale of compressor package parts and components manufactured by third-party suppliers. The Compression Division's aftermarket services business provides compressor package reconfiguration and maintenance services. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. As a result of the August 4, 2014, acquisition of Compressor Systems, Inc. ("CSI") (the "CSI Acquisition"), the scope of our Compression Division was significantly expanded. For further discussion, see Note C - Acquisitions and Dispositions.

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

Throughout 2015 and continuing into early 2016, significant decreases in oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in current capital markets is more limited and costly. Accordingly, we continue to implement cost reduction measures designed to lower our cost structure and have taken other steps to improve our operating cash flows. As a result of the steps taken to improve operating cash flows, we believe that despite the current industry environment and activity levels we will have adequate liquidity to fund our operations and debt obligations and maintain compliance with debt covenants through December 31, 2016. In addition, as further discussed in Note G - Long-Term Debt and Other Borrowings, on November 20, 2015, pursuant to a Note Purchase Agreement (the “2015 Senior Note Purchase Agreement”) with GSO Tetra Holdings LP, an unrelated third party, we issued and sold $125.0 million in aggregate principal amount of our 11% Senior Notes due November 5, 2022 (the “Series 2015 Senior Notes”). Immediately after the closing and funding, we applied a portion of the $119.7 million net proceeds from the sale of the Series 2015 Senior Notes (consisting of $125.0 million aggregate principal amount net of a $5.0 million discount and certain financing costs) to repay all of the indebtedness for borrowed money outstanding under our bank credit facility (the "Credit Agreement"). In December 2015, we applied the remaining portion of the proceeds, together with other funds to (i) pay the $25.0 million purchase price pursuant to a tender offer which commenced on November 5, 2015, (the “Tender Offer”) to purchase for cash up to $25.0 million aggregate principal amount of certain of our outstanding Series 2010-A Senior Notes and Series 2010-B Senior Notes (collectively, the “2010 Senior Notes”), (ii) prepay in full all amounts owed in respect of our outstanding Series 2006-A Senior Notes, due April 30, 2016, and (iii) pay fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement. In addition, we entered into an agreement with Wells Fargo Energy Capital, Inc. that extends the maturity date of the $50.0 million of the Senior Secured Notes due April 1, 2017, (the "Senior Secured Notes") from 2017 to 2019. As a result of these transactions, we have repaid or extended the maturity dates of a significant portion of TETRA's total long-term debt without significantly increasing the amount of TETRA's net borrowings.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate the financial statements of CSI Compressco LP ("CCLP") and its subsidiaries as part of our Compression Division. We control CCLP through our ownership of its general partner. The share of CCLP net assets and earnings that is not owned by us is presented as noncontrolling interest in our consolidated financial statements. Our cash flows from our investment in CCLP are limited to the quarterly distributions we receive or the amounts collected for services performed on behalf of CCLP, as TETRA's capital structure and CCLP's capital structure are separate, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with TETRA's debt. As of December 31, 2015, our consolidated balance sheet includes $332.2 million of restricted net assets, consisting of the consolidated net assets of CCLP. As our net investment in CCLP's assets exceeds 25.0% of our consolidated net assets, we have provided condensed parent company financial information in a supplemental schedule accompanying these consolidated financial statements. Our interests in oil and gas properties are proportionately consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and impairments during the reporting period. Actual results could differ from those estimates, and such differences could be material.

Reclassifications and Adjustments

Certain previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassifications was not significant to the prior year's overall presentation.

During the fourth quarter of 2015, we recorded a correcting adjustment to equity-based compensation expense of approximately $6.7 million. The impact of this adjustment was not significant to the current, or any prior, financial reporting period.

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of December 31, 2015, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash is expected to be released to the sellers in 2016.

Financial Instruments

Financial instruments that subject us to concentrations of credit risk consist principally of trade receivables with companies in the energy industry. Our policy is to evaluate, prior to providing goods or services, each customer's financial condition and to determine the amount of open credit to be extended. We generally require appropriate, additional collateral as security for credit amounts in excess of approved limits. Our customers consist primarily of major, well-established oil and gas producers and independent oil and gas companies. Payment terms are on a short-term basis. The risk of loss from the inability to collect trade receivables, including certain long-term contractual receivables of our Maritech segment, is heightened during prolonged periods of low oil and natural gas commodity prices.

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

As a result of the outstanding balances under our variable rate revolving credit facilities, we face market risk exposure related to changes in applicable interest rates. Although we have no interest rate swap contracts outstanding to hedge this potential risk exposure, we have entered into certain fixed interest rate notes, which are scheduled to mature at various dates from 2017 through 2022 and which mitigate this risk on our total outstanding borrowings.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined generally and on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. The changes in allowances for doubtful accounts for the three year period ended December 31, 2015, are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
At beginning of period	$2,485	$1,349	$1,085
Activity in the period:
Provision for doubtful accounts	5,387	856	374
Account (chargeoffs) recoveries	(25)	280	(110)
At end of period	$7,847	$2,485	$1,349

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Components of inventories as of December 31, 2015, and December 31, 2014, are as follows:

	December 31,
	2015	2014
	(In Thousands)
Finished goods	$54,587	$62,188
Raw materials	1,731	5,005
Parts and supplies	37,379	51,229
Work in progress	23,312	70,935
Total inventories	$117,009	$189,357

Finished goods inventories includes newly manufactured clear brine fluids as well as recycled brines that are repurchased from certain customers. Recycled brines are recorded at cost, using the weighted average method. Work in progress inventories consist primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas. The cost of work in process is determined using the specific identification method. We write down the value of inventory by an amount equal to the difference between the cost of the inventory and its estimated realizable value.

Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Assets Held for Sale as of December 31, 2015, consists of certain compressor equipment assets to be sold during 2016. Assets Held for Sale as of December 31, 2014, consists of certain equipment assets that were sold during the first quarter of 2015.

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Expenditures that increase the useful lives of assets are capitalized. The cost of repairs and maintenance is charged to operations as incurred. For financial reporting purposes, we provide for depreciation using the straight-line method over the estimated useful lives of assets, which are generally as follows:

Buildings	15 – 40 years
Barges and vessels	5 – 30 years
Machinery and equipment	2 – 20 years
Automobiles and trucks	3 – 4 years
Chemical plants	15 – 30 years
Compressors	12 – 20 years

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Depreciation expense, excluding long-lived asset impairments for the years ended December 31, 2015, 2014, and 2013 was $138.2 million, $109.2 million, and $76.9 million, respectively.

Interest capitalized for the years ended December 31, 2015, 2014, and 2013 was $0.4 million, $0.8 million, and $1.6 million, respectively.

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

Amortization expense of patents, trademarks, and other intangible assets was $14.8 million, $9.3 million, and $5.0 million for the years ended December 31, 2015, 2014, and 2013, respectively, and is included in depreciation, amortization and accretion. The estimated future annual amortization expense of patents, trademarks, and other intangible assets is $8.7 million for 2016, $8.4 million for 2017, $8.2 million for 2018, $8.1 million for 2019, and $8.0 million for 2020.

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such an event, we will determine the fair value of the asset using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we will recognize a loss for the difference between the carrying value and the estimated fair value of the intangible asset. During 2014 and 2015, certain intangible assets were impaired. See "Impairments of Long-Lived Assets" section below.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The annual assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. Based on this qualitative assessment, we determined that, due to the significant decrease in oil and natural gas commodity prices and the resulting expected negative impact on demand for the products and services for each of our reporting units, it was “more likely than not” that the fair value of certain of our reporting units were less than their carrying values as of December 31, 2015.

When the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test performed on a reporting unit basis. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower. The application of this second step under goodwill impairment testing may also result in impairments of other long-lived assets, including identified intangible assets. See Impairment of Long-Lived Assets section below for a discussion of other asset impairments that were identified as part of the testing of goodwill as of December 31, 2014, and December 31, 2015.

Because quoted market prices for our reporting units other than Compression are not available, our management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value determinations, including the present value of expected future cash flows using discount rates commensurate with the risks involved in the assets. The resultant fair values calculated for the reporting units are then compared to observable metrics for other companies in our industry or on mergers and acquisitions in our industry to determine whether those valuations, in our judgment, appear reasonable.

During the last half of 2014 and continuing throughout 2015, global oil and natural gas commodity prices, particularly crude oil, decreased significantly. This decrease in commodity prices has had, and is expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for products and services of each of our reporting units. The accompanying decrease in our stock price during the last half of 2014 resulted in an overall reduction in our market capitalization as of December 31, 2014. As of December 31, 2015, our market capitalization was above the recorded net book value of our balance sheet, including all goodwill, however, due to decrease in the price per common unit of CCLP during 2015, CCLP's market capitalization as of December 31, 2015, was below the recorded net book value of its balance sheet, including all goodwill. The accounting principles regarding goodwill acknowledge that the observed market prices of individual trades of a company’s stock (and thus its computed market capitalization) may not be representative of the fair value of the company as a whole. Substantial value may arise from the ability to take advantage of synergies and other benefits that flow from control over another entity. Consequently, measuring the fair value of a collection of assets and liabilities that operate together in a controlled entity is different from measuring the fair value of a single share of that entity’s common stock. Therefore, once the fair value of the reporting units was determined, we also added a control premium to the calculations. This control premium is judgmental and is based on observed mergers and acquisitions in our industry.

As part of our internal annual business outlook for each of our reporting units that we perform during the fourth quarter of 2014 and 2015, we considered changes in the global economic environment which affected our stock price and market capitalization. As part of the first step of goodwill impairment testing, we updated our assessment of the future cash flows for each of our reporting units, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. Our Maritech reporting unit is excluded because it does not contain goodwill. We have calculated a present value of the respective cash flows for each of the other reporting units to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate these values.

Goodwill Impairment as of December 31, 2015. Throughout 2015 and particularly during the last half of the year, lower oil and natural gas commodity prices have resulted in a decreased demand for many of the products and services of each of our reporting units. However, based on updated assumptions as of December 31, 2015, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill. Our Offshore Services and Maritech Divisions had no remaining goodwill as of December 31, 2015. Specifically to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment has decreased significantly and is expected to continue to be decreased for the foreseeable future. Accordingly, the fair value, including the market capitalization for CCLP, for the Compression reporting unit was less than its respective carrying value as of December 31, 2015. For our Production Testing Division, demand for production testing services has decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its respective carrying value as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $92.4 million residual purchase price to be allocated to the goodwill of the Compression reporting unit and approximately $13.9 million residual purchase price to be allocated to the goodwill of the Production Testing reporting unit. Based on this analysis, we concluded that an impairment of $139.4 million of the $233.6 million of recorded goodwill for Compression and an impairment of $37.6 million of the $51.5 million of recorded goodwill for Production Testing was required.

Goodwill Impairments as of December 31, 2014. Based on the above assumptions as of December 31, 2014, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill. The fair value of our Compression Division exceeded its carrying value by approximately 4%. Throughout 2014, challenging market conditions for our Production Testing and Offshore Services reporting units resulted in both of these reporting units performing below the expectations we had as of December 31, 2013. The late 2014 decrease in commodity prices further weakened these market conditions. Pricing and activity levels in many of the markets that the Production Testing reporting unit serves were affected by increased levels of competition. Our Offshore Services reporting unit experienced decreasing demand for its decommissioning, well abandonment, and contract diving services in the U.S. Gulf of Mexico, the primary market that it serves. Customer delays with regard to significant decommissioning and abandonment projects and the diminished pricing as a result of increased competition for customer projects combined to negatively affect 2014 profitability for the Offshore Services reporting unit. Accordingly, the fair values for the Production Testing and Offshore Services reporting units were less than their respective carrying values as of December 31, 2014. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $53.7 million residual purchase price to be allocated to the goodwill of Production Testing reporting unit and no residual purchase price to be allocated to the goodwill of Offshore Services. Based on this analysis, we concluded that an impairment of $60.4 million of recorded goodwill for Production Testing was required, and an impairment of the entire $3.9 million of recorded goodwill for Offshore Services was required.

Specific uncertainties affecting the estimated fair value of our Compression and Production Testing reporting units include the impact of competition, the trading prices of our common stock and the common unit price of CCLP, the price of oil and natural gas, future overall activity levels in the regions in which we operate, the activity levels of our significant customers, and other factors affecting the rate of future growth of these reporting units.

These factors will continue to be reviewed and assessed during future periods. Negative developments with regard to these factors could have a further negative effect on the fair value of our Compression and Production Testing reporting units and could result in future additional impairment of goodwill. Subsequent to December 31, 2015, and as of March 3, 2016, the prices of our common stock and the common units of CCLP have continued to decline, and as a result future additional impairments are possible.

As of December 31, 2015, the carrying amount of goodwill for the Fluids, Production Testing, Compression, and Offshore Services reporting units are net of $23.8 million, $97.9 million, $139.4 million and $27.2 million, respectively, of accumulated impairment losses. The changes in the carrying amount of goodwill by reporting unit for the three year period ended December 31, 2015, are as follows:

	Fluids	Production Testing	Compression	Offshore Services	Maritech	Total
	(In Thousands)
Balance as of December 31, 2012	$—	$113,507	$72,161	$3,936	$—	$189,604
Goodwill adjustments	—	(1,445)	—	—	—	(1,445)
Balance as of December 31, 2013	—	112,062	72,161	3,936	—	188,159
Goodwill acquired during the year	6,636	5,809	161,387			173,832
Goodwill adjustments	—	(64,189)	—	(3,936)	—	(68,125)
Balance as of December 31, 2014	6,636	53,682	233,548	—	—	293,866
Goodwill adjustments	—	(39,775)	(141,146)	—		(180,921)
Balance as of December 31, 2015	$6,636	$13,907	$92,402	$—	$—	$112,945

Impairments of Long-Lived Assets

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

During the fourth quarter of 2014, our Offshore Services segment recorded impairments of approximately $13.7 million, primarily associated with a portion of the carrying value of certain of its dive services vessels and equipment and other long lived assets due to expected decreased demand. Our Production Testing segment also recorded impairments of approximately $14.5 million, primarily associated with a portion of the carrying value of certain of its production testing equipment and certain identified intangible assets. Our Fluids Division also recorded impairments of approximately $5.2 million associated with certain of its water management business assets.

During the fourth quarter of 2015, our Compression and Production Testing segments recorded impairments of approximately $6.3 million and $12.3 million, respectively, associated with a portion of the carrying value of certain of long-lived assets due to expected decreased demand, and our Compression segment recorded approximately $5.7 million of impairments associated with certain identified intangible assets. Our Fluids Division also recorded impairments of approximately $19.9 million associated with certain of its water management business assets.

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

In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis, and engineering studies. Whenever practical and cost effective, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) our actual out-of-pocket costs, the difference is credited (or charged) to earnings in the period in which the work is performed. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. The amount of work performed or estimated to be performed on a Maritech property asset retirement obligation may often exceed amounts previously estimated for numerous reasons. Property conditions encountered, including subsea, geological, or downhole conditions, may be different from those anticipated at the time of estimation due to the age of the property and the quality of information available about the particular property conditions. Additionally, the cost of performing work at locations damaged by hurricanes is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures. Lastly, previously plugged and abandoned wells have later exhibited a buildup of pressure, which is evidenced by gas bubbles coming from the plugged well head. Remediation work at previously abandoned well sites is particularly costly due to the lack of a platform from which to base these activities. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities to be recorded, which, in turn, would result in direct charges to earnings. Decommissioning work performed for the years 2015, 2014, and 2013 was $10.3 million, $63.3 million, and $119.6 million, respectively. For a further discussion of adjustments and other activity related to Maritech’s decommissioning liabilities, including significant adjustments made during 2015, 2014, and 2013, see Note H – Decommissioning and Other Asset Retirement Obligations.

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

Revenue Recognition

We recognize revenue using the following criteria: (a) persuasive evidence of an exchange arrangement exists; (b) delivery has occurred or services have been rendered; (c) the buyer’s price is fixed or determinable; and (d) collectability is reasonably assured. Sales terms for our products are FOB shipping point, with title transferring at the point of shipment. Revenue is recognized at the point of transfer of title. With regard to longer-term lump-sum contracts, revenues are recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs at completion. Total project revenue and cost estimates for lump-sum contracts are reviewed periodically as work progresses, and adjustments are reflected in the period in which such estimates are revised. Provisions for estimated losses on such contracts are made in the period such losses are determined. Occasionally, we have contracts that contain multiple deliverables, and for such contracts the recognition of revenue is determined based on the realized market values received by the customer as well as the timing of collections under the contract. Collections associated with progressive billings to customers for the construction of compression equipment by our Compression Division is included in unearned income in the consolidated balance sheets.
Services and Rentals Revenues and Costs
A portion of our services and rentals revenues consists of lease rental income pursuant to operating lease arrangements for compressors and other equipment assets. The following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations for each of the following periods:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Rental revenue	$136,384	$91,509	$20,492
Rental expenses	$67,718	$43,240	$8,422
Operating Costs

Cost of product sales includes direct and indirect costs of manufacturing and producing our products, including raw materials, fuel, utilities, labor, overhead, repairs and maintenance, materials, services, transportation, warehousing, equipment rentals, insurance, and certain taxes. In addition, cost of product sales includes oil and gas operating expense. Cost of services and rentals includes operating expenses we incur in delivering our services, including labor, equipment rental, fuel, repair and maintenance, transportation, overhead, insurance, and certain taxes. We include in product sales revenues the reimbursements we receive from customers for shipping and handling costs. Shipping and handling costs are included in cost of product sales. Amounts we incur for “out-of-pocket” expenses in the delivery of our services are recorded as cost of services and rentals. Reimbursements for “out-of-pocket” expenses we incur in the delivery of our services are recorded as service revenues. Depreciation, amortization, and accretion includes depreciation expense for all of our facilities, equipment and vehicles, amortization expense on our intangible assets, and accretion expense related to our decommissioning and other asset retirement obligations.

We include in general and administrative expense all costs not identifiable to our specific product or service operations, including divisional and general corporate overhead, professional services, corporate office costs, sales and marketing expenses, insurance, and certain taxes.

Repair Costs and Insurance Recoveries

Our Maritech subsidiary incurred significant damage to the majority of its offshore oil and gas producing platforms as a result of Hurricane Ike during 2008 and Hurricanes Katrina and Rita during 2005. As of December 31, 2015, the remaining work to be performed consists primarily of decommissioning and debris removal efforts on one of Maritech's production platforms that was destroyed. We estimate that the remaining future decommissioning and debris removal efforts associated with this remaining platform will cost approximately $7.8 million, net to our interest, and has been accrued as part of Maritech’s decommissioning liabilities. The actual cost to complete this hurricane response work could exceed this estimate and could result in significant charges to earnings in future periods.

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

During December 2010, we initiated legal proceedings against one of Maritech’s underwriters that had disputed that certain hurricane damage related costs incurred or to be incurred qualified as covered costs pursuant to Maritech's windstorm insurance policies. In February 2013, we entered into a settlement agreement with the underwriter, whereby we received $7.6 million, a portion of which was credited to operating expenses during 2013.

Repair costs incurred and the net book value of any destroyed assets which are covered under our insurance policies that are anticipated to be recovered are included in accounts receivable. Repair costs not considered probable of collection are charged to earnings. Insurance recoveries in excess of destroyed asset carrying values and repair costs incurred are credited to earnings when received.

Equity-Based Compensation

We and CCLP have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, consultants, and directors. Total equity-based compensation expense, net of taxes, for the three years ended December 31, 2015, 2014, and 2013, was $13.9 million, $4.7 million, and $4.8 million, respectively. Equity-based compensation expense during 2015 includes an immaterial correction of approximately $6.7 million. For further discussion of equity-based compensation, see Note K - Equity-Based Compensation.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis amounts. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates is recognized as income or expense in the period that includes the enactment date. Beginning in 2014, a portion of the carrying value of certain deferred tax assets is subjected to a valuation allowance. See Note E - Income Taxes for further discussion.

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

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, respectively, as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico. Effective January 1, 2014, we changed the functional currency in Argentina from the U.S. dollar to the Argentina peso. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effect of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates is included as a separate component of equity. Foreign currency exchange gains and (losses) are included in Other Income (Expense) and totaled $(1.7) million, $(1.2) million, and $(1.8) million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement). In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of our financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term Senior Notes and Senior Secured Notes (as such terms are herein defined) at December 31, 2015 and 2014, were approximately $229.8 million and $310.7 million, respectively, compared to carrying amounts of $385.0 million and $305.0 million, respectively, as current interest rates on those dates were different than the stated interest rates on the Senior Notes and Senior Secured Notes. The fair values of the publicly tradable CCLP Senior Notes (as herein defined) at December 31, 2015, were approximately $259.9 million (a level 2 fair value measurement). As of December 31, 2014, the fair value of the CCLP Senior Notes was approximately $354.9 million. The fair values of the CCLP Senior Notes compared to a face amount of approximately $350.0 million (See Note C - Long-Term Debt and Other Borrowings, for further discussion), as current rates on those dates were different from the stated interest rates on the CCLP Senior Notes. We calculated the fair values of our Senior Notes, our Senior Secured Notes and the CCLP Senior Notes as of December 31, 2015 and 2014, (excluding the CCLP Senior Notes as of December 31, 2015, since they are publicly tradable) internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the WIT Water Transfer, LLC (acquired in January 2014 and doing business as TD Water Transfer) share purchase agreement based upon a probability weighted calculation using the actual and anticipated earnings of the acquired operations (a level 3 fair value measurement). The fair value of the liability for the TD Water Transfer contingent purchase price consideration at December 31, 2015 and 2014, was $0.

We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of December 31, 2015 and 2014, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$23	$—	$23	$—
Liability for foreign currency derivative contracts	(385)	—	(385)	—
Acquisition contingent consideration liability	—	—	—	—
Total	$(362)

A summary of these fair value measurements as of December 31, 2014, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2014	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$—	$—	$—	$—
Liability for foreign currency derivative contracts	(174)	—	(174)	—
Acquisition contingent consideration liability	—	—	—	—
Total	$(174)

During the fourth quarter of 2015, in connection with the review of goodwill impairment for our Compression and Production Testing Divisions, these segments recorded total impairment charges of approximately $177.0 million, reflecting the decreased fair value for certain assets. During 2014, in connection with the review of goodwill impairment of our Offshore Services and Production Testing Divisions, these segments recorded total impairment charges of approximately $64.3 million, reflecting the decreased fair value for these assets. For further discussion, see "Goodwill" and "Impairment of Long-Lived Assets" section above. The fair values used in these impairment calculations were estimated based on a variety of measurements, including current replacement cost, current market prices being received for similar vessels, and discounted estimated future cash flows, all of which are based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements as of December 31, 2015, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
Description	Dec 31, 2015
	(In Thousands)
Compression equipment	$772	$—	$—	$772	$6,300
Compression intangible assets	—	—	—	—	5,659
Compression goodwill	92,402	—	—	92,402	139,444
Production Testing equipment	14,476	—	—	14,476	12,310
Production Testing goodwill	13,907	—	—	13,907	37,562
Fluids equipment and facilities	6,323	—	—	6,323	19,889
Other	—	—	—	—	—
Total	$127,880				$221,164

A summary of these nonrecurring fair value measurements as of December 31, 2014, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
Description	Dec 31, 2014
	(In Thousands)
Offshore Services assets	$103,155	$—	$—	$103,155	$13,308
Offshore Services goodwill	—	—	—	—	3,936
Production Testing equipment	94,328	—	—	94,328	7,646
Production Testing intangible assets	34,941	—	—	34,941	6,831
Production Testing goodwill	53,681	—	—	53,681	60,359
Fluids equipment and facilities	1,225	—	—	1,225	5,201
Other	—	—	—	—	1,856
Total	$287,330				$99,137

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” The ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The ASU is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The ASU requires entities that have historically presented debt issuance costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for the annual period beginning after December 15, 2015, and interim periods within those annual periods and is to be applied retrospectively. Early adoption is permitted. We plan to adopt this change retrospectively, and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for the annual period beginning after December 15,

2015 and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement Period Adjustments,” which requires that adjustments to provisional amounts identified during the measurement period of a business combination be recognized in the reporting period in which those adjustments are determined, including the effect on earnings, if any, calculated as if the accounting had been completed at the acquisition date. The ASU eliminates the previous requirement to retrospectively account for such adjustments and requires additional disclosures related to the income statement effects of adjustments to provisional amounts identified during the measurement period. The ASU is effective for the annual period beginning after December 15, 2015, and interim periods within those annual periods, with early adoption permitted, and is to be applied prospectively. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Income Taxes Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). The update changes how deferred taxes are classified on the balance sheet, eliminating the existing requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. As permitted by ASU 2015-17, we elected to early adopt this guidance effective December 31, 2015, using the retrospective adoption. The impact of the retrospective adoption of this standard was not material to our consolidated financial statements.

NOTE C – ACQUISITIONS

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

The allocation of purchase price includes approximately $161.4 million allocated to deductible goodwill recorded and is supported by the strategic benefits discussed above that are expected to be generated from the acquisition. Adjustments to the allocation of purchase price affecting inventory, property, plant and equipment, intangible assets, and other current assets and liabilities have been made and are reflected in the accompanying consolidated balance sheets as of December 31, 2015 and 2014. The adjustment to the previously presented goodwill balance as of December 31, 2014, was $0.1 million. These adjustments in 2015 to the allocation of purchase price for long-lived assets did not have a material impact on the depreciation and amortization of these assets. The acquired property, plant, and equipment is stated at fair value, and depreciation of the acquired property, plant, and equipment is computed using the straight-line method over the estimated useful lives of each asset. Buildings are depreciated using useful lives of 15 to 30 years. Machinery and equipment is depreciated using useful lives of 2 to 20 years. Automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets as of the acquisition date represent approximately $33.7 million for the trademark/trade name, approximately $21.4 million for customer relationships, and approximately $12.9 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 15 years. These identified intangible assets are recorded net of approximately $6.8 million of accumulated amortization as of December 31, 2015.

For the year ended December 31, 2014, our revenues, depreciation and amortization, and pretax earnings included $152.5 million, $25.2 million, and $15.8 million, respectively, associated with the CSI Acquisition after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $5.5 million were incurred during the year ended December 31, 2014, consisting of external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in general and administrative expenses in the consolidated statements of operations. Approximately $16.6 million of deferred financing costs related to the CSI Acquisition were incurred as of the acquisition date and included in Other Assets and are being amortized over the term of the related debt. An additional $9.3 million of interim financing costs related to the CSI Acquisition was incurred and is reflected in Other Expense during the year ended December 31, 2014.

     Acquisition of Limited Liability Company Interest

On January 16, 2014, we finalized the purchase of the remaining 50% ownership interest of Ahmad Albinali & TETRA Arabia Company Ltd. (TETRA Arabia, a Saudi Arabian limited liability company) for consideration of $25.2 million. The closing of this transaction was pursuant to the terms of the Share Sale and Purchase Agreement entered into as of October 1, 2013, with the existing outside shareholder in TETRA Arabia. TETRA Arabia is a provider of production testing services, offshore rig cooling services, and clear brine fluids products and related services to its primary customer in Saudi Arabia. The acquisition of the remaining 50% interest of TETRA Arabia results in the Production Testing and Fluids segments owning a 100% interest in its Saudi Arabian operations, which it will operate directly through the TETRA Arabia entity. Prior to the transaction, our 50% ownership interest in TETRA Arabia was accounted for under the equity method of accounting, whereby our investment was classified as Other Assets in our consolidated balance sheets, and our share of company earnings was classified as Other Income in the consolidated statements of operations. Following the acquisition, TETRA Arabia is consolidated as a wholly owned subsidiary. The $25.2 million purchase price for the 50% ownership interest includes $15.0 million that was paid at closing and an additional $10.2 million that was paid on June 16, 2014.

As a result of the purchase of the remaining 50% ownership interest of TETRA Arabia, during the first quarter of 2014, we remeasured to fair value our existing investment carrying value in TETRA Arabia based on estimated future cash flows which resulted in a calculated fair value of approximately $21.8 million (a level 3 fair value measurement). We allocated this calculated fair value to the applicable consolidated balance sheet line items and recorded a remeasurement gain of approximately $5.7 million. Additionally, we recorded a charge to earnings of approximately $2.9 million associated with a similar fair value measurement related to the termination of our previous relationship with the other shareholder. The charge to earnings and the remeasurement gain were included in other (income) expense in the Consolidated Statement of Operations for the year ended December 31, 2014. We allocated the purchase price as well as the remeasured value of our existing investment based on the fair values of the assets and liabilities acquired or remeasured, which consisted of a total of approximately $18.5 million of net working capital (including $12.0 million of cash acquired), $1.3 million of property, plant, and equipment, approximately $22.5 million of certain intangible assets (primarily a customer relationship asset), $4.5 million of deferred tax liabilities, and approximately $5.8 million of nondeductible goodwill (allocated to the Production Testing Division). For the year ended December 31, 2014, our revenues, depreciation and amortization, and income before taxes included $38.0 million, $1.5 million, and $8.9 million, respectively, associated with the acquired operations of TETRA Arabia after the closing in January 2014.

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

We allocated the purchase price to the fair value of the assets and liabilities acquired, which consisted of approximately $7.3 million of property, plant and equipment, approximately $3.2 million of certain intangible assets, approximately $6.6 million of deductible goodwill, and approximately $2.3 million of liabilities associated with the contingent purchase price consideration. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated earnings for our water management services operations in the South Texas and North Dakota regions over each of the two twelve month periods subsequent to the closing and could increase (to $8.0 million) or decrease (to $0) depending on actual and expected earnings in these regions going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration liability due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. During the year ended December 31, 2014, the liability associated with the contingent consideration was adjusted downward by approximately $2.3 million, and this amount was credited to earnings during the period. The $6.6 million of goodwill recorded to the Fluids segment as a result of the TD Water Transfer acquisition is supported by the expected strategic benefits discussed above to be generated from the acquisition.

Pro Forma Financial Information (Unaudited)

The pro forma information presented below has been prepared to give effect to the acquisition of the remaining 50% ownership interest of TETRA Arabia and the acquisition of CSI as if each of the transactions had occurred at the beginning of the periods presented. The pro forma information includes the impacts of the allocation of the acquisition purchase price for each acquisition on depreciation and amortization. The pro forma information also excludes the impact of the remeasurement gain and charge to earnings recorded in connection with the acquisition of the remaining 50% interest in TETRA Arabia as well as the CSI Acquisition and financing costs charged to earnings during the 2014 periods. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deem appropriate. The impact of the acquisition of TD Water Transfer is not significant and is, therefore, not included in the pro forma information below. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transactions had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transactions had occurred at the beginning of the periods presented or the future results that we will achieve after the transactions.

Year Ended
December 31, 2014
(In Thousands)
Revenues	$1,287,059
Depreciation, amortization, and accretion	$160,686
Gross profit	$122,636

Net income (loss)	$(166,468)
Net income (loss) attributable to TETRA stockholders	$(174,771)

Per share information:
Net income (loss) attributable to TETRA stockholders
Basic	$(2.22)
Diluted	$(2.22)

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

Future minimum lease payments by year and in the aggregate, under non-cancelable capital and operating leases with terms of one year or more, and including the headquarters facility lease discussed above, consist of the following at December 31, 2015:

	Capital Lease	Operating Leases
	(In Thousands)
2016	$146	$21,302
2017	154	11,976
2018	162	8,908
2019	103	7,138
2020	—	6,498
After 2020	—	47,287
Total minimum lease payments	$565	$103,109

Rental expense for all operating leases was $37.1 million, $57.4 million, and $37.7 million in 2015, 2014, and 2013, respectively.
NOTE E — INCOME TAXES

The income tax provision (benefit) attributable to continuing operations for the years ended December 31, 2015, 2014, and 2013, consists of the following:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Current
Federal	$(1,310)	$(69)	$530
State	2,022	(195)	(225)
Foreign	7,371	10,318	6,065
	8,083	10,054	6,370
Deferred
Federal	191	(1,509)	(6,685)
State	(1,613)	3,784	(1,121)
Foreign	1,043	(2,625)	(2,018)
	(379)	(350)	(9,824)
Total tax provision (benefit)	$7,704	$9,704	$(3,454)

A reconciliation of the provision (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Income tax provision (benefit) computed at statutory federal income tax rates	$(70,617)	$(55,254)	$(45)
State income taxes (net of federal benefit)	(608)	(1,730)	(608)
Nondeductible meals and entertainment	909	1,433	1,382
Impact of international operations	(1,880)	(7,408)	(3,504)
Goodwill impairments	20,412	7,442	—
Valuation allowance	55,392	67,781	(301)
Other	4,096	(2,560)	(378)
Total tax provision (benefit)	$7,704	$9,704	$(3,454)

The provision (benefit) for income taxes includes amounts related to the anticipated repatriation of certain earnings of our non-U.S. subsidiaries. Undistributed earnings above the amounts upon which taxes have been provided, which was $39.4 million at December 31, 2015, are intended to be permanently invested. It is not practicable to determine the amount of applicable taxes that would be incurred if any such earnings were repatriated.

Income (loss) before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Domestic	$(195,815)	$(138,640)	$(14,322)
International	(5,948)	(19,231)	14,194
Total	$(201,763)	$(157,871)	$(128)

A reconciliation of the beginning and ending amount of our gross unrecognized tax benefit liability is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Gross unrecognized tax benefits at beginning of period	$1,959	$2,018	$2,327
Decreases in tax positions for prior years	—	—	(118)
Increases in tax positions for current year	120	191	202
Lapse in statute of limitations	(124)	(250)	(393)
Gross unrecognized tax benefits at end of period	$1,955	$1,959	$2,018

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2015, 2014, and 2013, we recognized $0.3 million, $0.2 million, and $(0.2) million, respectively, of interest and penalties to the provision for income tax. As of December 31, 2015 and 2014, we had $2.4 million and $2.1 million, respectively, of accrued potential interest and penalties associated with these uncertain tax positions. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $3.5 million and $2.1 million as of December 31, 2015 and 2014, respectively. We do not expect a significant change to the unrecognized tax benefits during the next twelve months.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2012
United States – State and Local	2002
Non-U.S. jurisdictions	2009

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets we placed greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuating other assets on the balance sheet. While we have considered tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2015 and 2014, are as follows:

	December 31,
	2015	2014
	(In Thousands)
Net operating losses	$91,973	$88,867
Foreign tax credits and alternative minimum tax credits	19,772	15,910
Accruals	30,033	35,135
Income recognized for tax not book	2,608	—
All other	8,686	2,855
Total deferred tax assets	153,072	142,767
Valuation allowance	(126,673)	(73,696)
Net deferred tax assets	$26,399	$69,071

	December 31,
	2015	2014
	(In Thousands)
Depreciation and amortization for tax in excess of book expense	$34,146	$77,751
All other	1,695	844
Total deferred tax liability	35,841	78,595
Net deferred tax liability	$9,442	$9,524

We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided. The valuation allowance as of December 31, 2015 and 2014, primarily relates to federal deferred tax assets. The increase (decrease) in the valuation allowance during the years ended December 31, 2015, 2014, and 2013, were $53.0 million, $69.9 million, and $(0.3) million, respectively.

At December 31, 2015, we had approximately $92.0 million of federal, foreign, and state net operating loss carryforwards. In those countries and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2016 through 2035. At December 31, 2015, we had $18.8 million of foreign tax credits available to offset future payment of federal income taxes. The foreign tax credits expire in varying amounts from 2020 through 2025.

In November 2015, the FASB issued ASU 2015-17. The update changes how deferred taxes are classified on the balance sheet, eliminating the existing requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. As permitted by ASU 2015-17, we elected to early adopt this guidance effective December 31, 2015, using the retrospective adoption. The impact of the retrospective adoption of this standard was not material to our consolidated financial statements.

NOTE F — ACCRUED LIABILITIES

Accrued liabilities are detailed as follows:

	December 31,
	2015	2014
	(In Thousands)
Compensation and employee benefits	$27,276	$20,711
Accrued interest	12,723	14,988
Accrued capital expenditures	6,988	11,280
Other accrued liabilities	33,983	38,721
Total accrued liabilities	$80,970	$85,700

NOTE G – LONG-TERM DEBT AND OTHER BORROWINGS

Our consolidated capital structure changed significantly during 2014 as a result of the CSI Acquisition. Because of the increased level of consolidated debt, it is important to consider TETRA's capital structure and CCLP's capital structure separately, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with our debt. CCLP is not a restricted subsidiary or guarantor under any of our debt or credit agreements.

Long-term debt consists of the following:

		December 31, 2015	December 31, 2014
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility	September 30, 2019	$22,850	$90,000
5.90% Senior Notes, Series 2006-A	April 30, 2016	—	90,000
6.56% Senior Notes, Series 2008-B	April 30, 2015	—	90,000
5.09% Senior Notes, Series 2010-A	December 15, 2017	46,944	65,000
5.67% Senior Notes, Series 2010-B	December 15, 2020	18,056	25,000
4.00% Senior Notes, Series 2013	April 29, 2020	35,000	35,000
11.00% Senior Notes, Series 2015 (presented net of the unamortized discount of $4.9 million as of December 31, 2015)	November 5, 2022	120,071	—
Senior Secured Notes	April 1, 2019	50,000	—
European bank credit facility		—	—
Other		50	74
TETRA total debt		292,971	395,074
Less current portion		(50)	(90,074)
TETRA total long-term debt		$292,921	$305,000

CCLP			—
CCLP Bank Credit Facility	August 4, 2019	235,000	195,000
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $4.5 million as of December 31, 2015 and $5.0 million as of December 31, 2014)	August 15, 2022	345,481	344,961
CCLP total debt		580,481	539,961
Less current portion		—	—
CCLP total long-term debt		580,481	539,961
Consolidated total long-term debt		$873,402	$844,961

Scheduled maturities for the next five years and thereafter are as follows:

	December 31, 2015
	(In Thousands)
	TETRA	CCLP	Consolidated
2016	$—	$—	$—
2017	46,944	—	46,944
2018	—	—	—
2019	72,850	235,000	307,850
2020	53,056	—	53,056
Thereafter	120,071	345,481	465,552
Total maturities	$292,921	$580,481	$873,402

Our Long-Term Debt

We are in compliance with all covenants and conditions under our long-term debt agreements as of December 31, 2015. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Historically, our financial performance has been more than adequate to meet these covenants. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions, and other efforts to reduce costs and generate cash to mitigate the reduced demand for our products and services. In addition, certain of our businesses have seen increased activity and profitability levels, despite current oil and natural gas prices. Based on our projections for each of the quarterly periods in 2016 and including the impact of these cost reduction efforts and expected activity levels on future estimated operating cash flows, we anticipate that we will have sufficient liquidity to maintain compliance with the financial covenants under our long-term debt agreements through December 31, 2016.

Our Bank Credit Facility

On September 30, 2014, we entered into an amendment (the "Third Amendment") of our bank credit facility (the "Credit Agreement"). The Third Amendment amended our credit facility, which was scheduled to expire on October 29, 2015, by extending the maturity date of the credit facility until September 30, 2019 and decreasing the revolving commitment from $278 million to $225 million. The Third Amendment also revised certain financial covenants and the range of applicable interest rate spreads. The facility remains unsecured and guaranteed by certain of our material domestic subsidiaries. In connection with the reduction of the commitment capacity as part of the Third Amendment, we charged approximately $0.1 million of unamortized deferred financing costs to expense. As of December 31, 2015 we had a balance of approximately $22.9 million outstanding on the amended revolving credit facility, as well as $7.6 million in letters of credit and guarantees against the $225 million availability under the amended revolving credit facility, leaving a net availability of approximately $194.6 million.

Under the Credit Agreement, the revolving credit facility is unsecured and guaranteed by certain of our material U.S. subsidiaries (excluding CCLP and its subsidiaries). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.50% to 2.75%, depending on one of our financial ratios. The weighted average interest rate on borrowings outstanding under the Credit Agreement as of December 31, 2015, was 3.5% per annum. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.25. The maximum leverage ratio decreases to 3.0 as of March 31, 2016. Consolidated net earnings under the credit facility is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries (which does not include CCLP), including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (including CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. At December 31, 2015, our leverage ratio was 1.86 to 1. Deterioration of these financial ratios could result in a default by us under the Credit Agreement and, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our Credit Agreement.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default.

Our Senior Unsecured Notes

On November 20, 2015, pursuant to the 2015 Senior Note Purchase Agreement with GSO Tetra Holdings LP, an unrelated third party, we issued and sold $125.0 million in aggregate principal amount of our Series 2015 Senior Notes. Immediately after the closing and funding, we applied a portion of the $119.7 million proceeds from the sale of the Series 2015 Senior Notes (consisting of $125.0 million aggregate principal amount net of a $5.0 million discount and certain financing costs) to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. In December 2015, we applied the remaining portion of the proceeds, together with other funds to (i) pay the $25.0 million purchase price for 2010 Senior Notes accepted for purchase pursuant to the Tender Offer, (ii) prepay in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes due April 30, 2016, and (iii) pay other fees and expenses associated with the transactions contemplated under the 2015 Senior Note Purchase Agreement.

The Series 2015 Senior Notes bear interest at the fixed rate of 11.0% and mature on November 5, 2022. Interest on the Series 2015 Senior Notes is due quarterly on March 15, June 15, September 15, and December 15 of each year, commencing on March 15, 2016. We may prepay the Series 2015 Senior Notes, in whole or in part at a prepayment price equal to (i) prior to November 20, 2018, 100% of the principal amount so prepaid, plus accrued and unpaid interest and a “make-whole” prepayment amount, (ii) during the period commencing on November 20, 2018, and ending on November 19, 2019, 104% of the principal amount so prepaid, plus accrued and unpaid interest, (iii) during the period commencing on November 20, 2019 and ending on November 19, 2020, 102% of the principal amount so prepaid, plus accrued and unpaid interest, (iv) during the period commencing on November 20, 2020, and ending on November 19, 2021, 101% of the principal amount so prepaid, plus accrued and unpaid interest, and (v) on or after November 20, 2021, 100% of the principal amount so prepaid, plus accrued and unpaid interest.

Each of our Senior Notes (the "Senior Unsecured Notes") was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. The Senior Unsecured Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The 2015 Senior Note Purchase Agreement and the Note Purchase Agreements (together, "the Senior Unsecured Note Purchase Agreements"), contain customary covenants that limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments. In addition, the Senior Unsecured Note Purchase Agreements require us to maintain certain financial ratios, including a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. Consolidated net earnings under the Senior Unsecured Note Purchase Agreements is the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein. Under these Senior Unsecured Note Purchase Agreements, the financial ratio requirements include a minimum interest coverage ratio of 2.5 and a maximum leverage ratio of 3.5. At December 31, 2015, our leverage ratio was 1.86 to 1.

The maximum leverage ratio is further defined in our Senior Unsecured Note Purchase Agreements. Deterioration of the financial ratios could result in a default by us under the Senior Unsecured Note Purchase Agreements and, if not remedied, could result in termination of the Senior Unsecured Note Purchase Agreements and acceleration of any outstanding balances. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our Senior Unsecured Note Purchase Agreements.

The Senior Unsecured Note Purchase Agreements contain the following cross-default provisions. If we or any of our restricted subsidiaries (i) fails to make any payment when due beyond any applicable grace period under any indebtedness of at least $20.0 million, (ii) defaults in the performance of or compliance with any term of any indebtedness in an aggregate outstanding principal amount of at least $20.0 million or of any mortgage, indenture or other agreement relating to such indebtedness or any other condition exists, and as a result of such default or condition such indebtedness is accelerated and declared due and payable before its stated maturity or before its regularly scheduled dates for payment, or (iii) become obligated to purchase or repay indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $20.0 million or one or more persons have the right to require us or any of our subsidiaries to purchase or repay such indebtedness. Upon the occurrence and during the continuation of an event of default under the Senior Unsecured Note Purchase Agreements, the Senior Unsecured Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Unsecured Notes at the time outstanding. We are in compliance with all covenants and conditions of the Senior Unsecured Note Purchase Agreements as of December 31, 2015.

In April 2015, we utilized the proceeds from the issuance of the Senior Secured Notes (see discussion below) along with borrowings under our Credit Agreement to repay the 2008-B Senior Notes. In December 2015, we prepaid in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016, including a $1.6 million "make-whole" prepayment premium in accordance with the Master Note Purchase Agreement.

In December 2015, and pursuant to a Tender Offer that commenced on November 5, 2015, we purchased for cash $25.0 million aggregate principal amount of certain of the outstanding 2010 Senior Notes, consisting of $18.1 million of the Series 2010-A Senior Notes and $6.9 million of the Series 2010-B Senior Notes. The offered consideration for 2010 Senior Notes was an amount of cash equal to $100,000 per $100,000 principal amount of 2010 Senior Notes tendered prior to December 7, 2015, and accepted for purchase by us, plus accrued and unpaid interest.

Our Senior Secured Notes

On April 30, 2015, and pursuant to a Note Purchase Agreement dated March 18, 2015, with Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the noteholders (the "Noteholder Representative"), and Wells Fargo Energy Capital, Inc., in its capacity as the sole initial purchaser (the "Senior Secured Note Purchase Agreement"), we issued and sold $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"). In February 2016, we repaid $10.0 million of the amount outstanding under the Senior Secured Notes. The Senior Secured Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from these Senior Secured Notes were used to provide a portion of the funds necessary to repay the $90.0 million principal amount of the Series 2008-B Senior Notes that matured on April 30, 2015. The Senior Secured Notes are secured by our accounts receivable (excluding CCLP's accounts receivable) and our common units in CCLP, and the related Note Purchase Agreement includes financial covenants consistent with those applicable to our existing bank revolving credit facility.

On November 5, 2015, we entered into the Second Amendment (the “Second Amendment”) to the Note Purchase Agreement that, conditioned upon the closing and funding of the issuance of the Series 2015 Senior Notes, (i) provided for the extension of the maturity date of the Senior Secured Notes from April 1, 2017 to April 1, 2019, (ii) amended certain definitions in the Note Purchase Agreement and (iii) required us to pay an extension fee .

The principal portion of each of the Senior Secured Notes consists of tranches that bear interest at LIBOR, as defined in the Note Purchase Agreement, plus an applicable margin ("LIBOR Tranches") and tranches that bear interest at the Base Rate plus an applicable margin ("Base Rate Tranches"), as we may request in accordance with the Note Purchase Agreement. The initial Senior Secured Notes consist of a LIBOR Tranche and the interest rate at closing and as of December 31, 2015, is 5.75% per annum. We may convert the LIBOR Tranche into a Base Rate Tranche in accordance with the Note Purchase Agreement. The Note Purchase Agreement contains customary covenants and default and cross default provisions consistent with the agreements governing our other TETRA indebtedness.

CCLP Long-Term Debt

CCLP Bank Credit Facility

On August 4, 2014, in connection with the CSI Acquisition, CCLP entered into a credit agreement (the "CCLP Credit Agreement"), and it borrowed $210.0 million, which was used to fund, in part, CCLP's $825.0 million CSI Acquisition purchase price. In addition, the CCLP Credit Agreement borrowings were used to pay fees and expenses related to the CSI Acquisition, the CCLP Senior Notes offering, and the CCLP Credit Agreement, and to repay the $38.1 million balance outstanding under CCLP's previous revolving credit facility dated October 15, 2013, (the "Previous CCLP Credit Agreement"), which was then terminated. As a result, approximately $0.8 million of unamortized deferred financing costs associated with that terminated Previous CCLP Credit Agreement was charged to earnings and reflected in other expense during 2014.

Under the CCLP Credit Agreement, CCLP and CSI Compressco Sub Inc. are named as the borrowers, and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit

Agreement includes a maximum credit commitment of $400.0 million and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of borrowings under the CCLP Credit Agreement is subject to certain limitations, including borrowing limitations as a result of financial covenants. During the year ended December 31, 2014, CCLP incurred financing costs of approximately $7.3 million related to the CCLP Credit Agreement. These costs are included in Other Assets and are being amortized over the term of the CCLP Credit Agreement. As of December 31, 2015, CCLP had a balance outstanding of $235.0 million, had approximately $1.6 million letters of credit and performance bonds, and had availability under the CCLP Credit Agreement of approximately $163.4 million.

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

All obligations under the CCLP Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of CCLP's assets and the assets of its existing and future domestic subsidiaries, and all of the capital stock of its existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries). Borrowings under the CCLP Credit Agreement bear interest at a rate per annum equal to, at CCLP's option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by CCLP), plus a leverage-based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A., (2) the Federal Funds rate plus 0.50% per annum, and (3) LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 1.75% and 2.50% per annum and base rate loans will have an applicable margin that will range between 0.75% and 1.50% per annum, each based on CCLP's consolidated total leverage ratio when financial statements are delivered. The weighted average interest rate on borrowings outstanding under the CCLP Credit Agreement as of December 31, 2015, was 3.50% per annum. In addition to paying interest on outstanding principal under the CCLP Credit Agreement, CCLP is required to pay a commitment fee in respect of the unutilized commitments of from 0.375% to 0.50% per annum, paid quarterly in arrears, based on CCLP's consolidated total leverage ratio. CCLP is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees, and other fees, agreed to with the administrative agent and lenders.

The CCLP Credit Agreement requires CCLP to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.5 to 1.0 (with step downs to 5.0 to 1.0), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At December 31, 2015, CCLP's leverage ratio was 4.56 to 1. In addition, the CCLP Credit Agreement includes customary negative covenants that, among other things, limit CCLP's ability to incur additional debt, incur or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The CCLP Credit Agreement provides that CCLP can make distributions to holders of its common units, but only if there is no default or event of default under the facility.

CCLP is in compliance with all covenants and conditions of its Credit Agreement as of December 31, 2015. CCLP's continuing ability to comply with its financial covenants depends largely upon its ability to generate adequate cash flow. Historically, CCLP's financial performance has been more than adequate to meet these covenants, and CCLP expects this trend to continue. However, given the expected decreased demand for certain of CCLP's products and services by its customers in response to decreased oil and natural gas prices, CCLP has taken strategic cost reduction efforts, including headcount reductions, deferral of wage increases, wage reductions, and other efforts to reduce costs and generate cash in anticipation of the reduced demand for its products and services. Based on CCLP's projections for each of the quarterly periods in 2016 and including the impact of these cost reduction efforts to increase operating cash flows, CCLP anticipates that it will be in compliance with the financial covenants under its Credit Agreement through December 31, 2016.

CCLP 7.25% Senior Notes

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

The Obligors issued the CCLP Securities pursuant to the Indenture dated as of August 4, 2014, (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The CCLP Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the CCLP Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning February 15, 2015. The CCLP Senior Notes are scheduled to mature on August 15, 2022.

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

NOTE H – DECOMMISSIONING AND OTHER ASSET RETIREMENT OBLIGATIONS

The large majority of our asset retirement obligations consists of the remaining future well abandonment and decommissioning costs for offshore oil and gas properties and platforms owned by our Maritech subsidiary, including the decommissioning and debris removal costs associated with its remaining offshore platforms previously destroyed by hurricanes. The amount of decommissioning liabilities recorded by Maritech is reduced by amounts allocable to joint interest owners in these properties and platforms. We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets.

The values of our asset retirement obligations for non-Maritech properties were approximately $9.1 million and $8.4 million as of December 31, 2015 and 2014, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets. The costs for non-oil and gas assets are depreciated on a straight-line basis over the lives of those assets.

The changes in the values of our asset retirement obligations during the most recent two year period are as follows:

	Year Ended December 31,
	2015	2014
	(In Thousands)
Beginning balance for the period, as reported	$62,741	$50,904
Activity in the period:
Accretion of liability	2,000	728
Retirement obligations incurred	—	39,187
Revisions in estimated cash flows	3,341	35,241
Settlement of retirement obligations	(10,633)	(63,319)
Ending balance	$57,449	$62,741

We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. For our Maritech segment, the timing and amounts of these cash flows are subject to changes in the oil and gas industry environment and other factors and may result in additional liabilities to be recorded. We increased the estimated cash flows to decommission these properties by approximately $3.3 million in 2015 and approximately $2.7 million of this amount was charged to cost of product sales during the period. Revisions in estimated cash flows during 2014 resulted in increases of approximately $35.2 million, and this amount was charged to expense during the period.

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

Maritech has one remaining property that was damaged by hurricanes in the past, leaving the production platform toppled on the seabed and production tubing from the wells (which may be under high pressure) bent under the water. While the basic procedures involved in the plugging and abandonment of wells and decommissioning of platforms and pipelines and removal of debris is generally similar for these properties, the cost of performing work at these damaged locations is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures. Maritech has this one remaining toppled platform included as part of its asset retirement obligation as of December 31, 2015. Our estimate of remaining hurricane related decommissioning costs is approximately $7.8 million and has been accrued as part of Maritech’s decommissioning liabilities. During the performance of asset retirement activities, unforeseen weather or other conditions may extend the duration and increase the cost of the projects, which are normally not done on a fixed price basis, thereby resulting in costs in excess of the original estimate.

In addition, Maritech has encountered situations where previously plugged and abandoned wells on its properties have later exhibited a buildup of pressure, which is evidenced by gas bubbles coming from the plugged well head. We refer to this situation as “wells under pressure” and this can either be discovered when performing additional work at the property or by notification from a third party. Wells under pressure require Maritech to return to the site to perform additional plug and abandonment procedures that were not originally anticipated and included in the estimate of the asset retirement obligation for such property. Remediation work at previously abandoned well sites is particularly costly, due to the lack of a platform from which to base these activities. During 2014, Maritech added new decommissioning liabilities for remediation work required on projects previously thought to be completed of approximately $39.2 million for work performed during the year or related to the estimated cost of future work to be performed. This additional amount was directly charged to earnings as an operating expense during these years. Maritech is the last operator of record for its plugged wells, and bears the risk of additional future work required as a result of wells becoming pressurized in the future.

These increased estimates are included in the revisions in estimated cash flows in the table above. A portion of the excess decommissioning costs recorded during 2015 and 2014 was associated with properties not operated by Maritech and also include additional work incurred and anticipated to be required, including remediation work required on certain wells that had been previously plugged.

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

Product Purchase Obligations

In the normal course of our Fluids Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2015, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Fluids Division’s supply agreements was approximately $135.1 million, including $12.3 million during 2016, $11.2 million during 2017, $9.3 million during 2018, $9.3 million during 2019, $9.3 million during 2020, and $83.7 million thereafter, extending through 2029. Amounts purchased under these agreements for each of the years ended December 31, 2015, 2014, and 2013, was $22.0 million, $21.6 million, and $21.3 million, respectively.

Other Contingencies

During 2011, in connection with the sale of a significant majority of Maritech's oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. For those oil and gas properties Maritech previously operated, the buyers of the properties assumed the financial responsibilities associated with the properties' operations, including abandonment and decommissioning, and generally became the successor operator. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers who also assumed these financial responsibilities associated with the properties' operations, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, the previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. A significant portion of the decommissioning liabilities that were assumed by the buyers of the Maritech properties in 2011 remains unperformed, and we believe the amounts of these remaining liabilities are significant. We monitor the financial condition of the buyers of these properties from Maritech, and if current oil and natural gas pricing levels continue, we expect that one or more of these buyers may be unable to perform the decommissioning work required on the properties acquired from Maritech.

During 2015, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel monitor the status of these companies. As of December 31, 2015, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

Maritech has encountered situations where previously plugged and abandoned wells on its properties have later exhibited a buildup of pressure, which is evidenced by gas bubbles coming from the plugged well head. We refer to this situation as “wells under pressure” and this can either be discovered when performing additional work at the property or by notification from a third party. Wells under pressure require Maritech to return to the site to perform additional plug and abandonment procedures that were not originally anticipated and included in the estimate of the asset retirement obligation for such property. Remediation work at previously abandoned well sites is particularly costly, due to the lack of a platform from which to base these activities. Maritech is the last operator of record for its plugged wells, and bears the risk of additional future work required as a result of wells becoming pressurized in the future.

NOTE J — CAPITAL STOCK

Our Restated Certificate of Incorporation authorizes us to issue 100,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2015, we had 80,256,670 shares of common stock outstanding, with 2,766,958 shares held in treasury, and no shares of preferred stock outstanding. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock. A summary of the activity of our common shares outstanding and treasury shares held for the three year period ending December 31, 2015, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2015	2014	2013
At beginning of period	79,649,946	78,855,547	78,112,032
Exercise of common stock options, net	67,808	290,369	373,106
Grants of restricted stock, net	538,916	504,030	370,409
At end of period	80,256,670	79,649,946	78,855,547

Treasury Shares Held	Year Ended December 31,
	2015	2014	2013
At beginning of period	2,672,930	2,478,084	2,334,137
Shares received upon exercise of common stock options	36,818	189,469	119,477
Shares received upon vesting of restricted stock, net	57,210	5,377	24,470
At end of period	2,766,958	2,672,930	2,478,084

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

In January 2004, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. During the three years ending December 31, 2015, we made no purchases of our common stock pursuant to this authorization.
NOTE K — EQUITY-BASED COMPENSATION

We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, consultants, and directors. Stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense, before tax, for the three years ended December 31, 2015, 2014, and 2013, was $16.9 million, $6.8 million, and $6.7 million, respectively, and is included in general and administrative expense. Total equity-based compensation expense, net of taxes, for the three years ended December 31, 2015, 2014, and 2013, was $13.9 million, $4.7 million, and $4.8 million, respectively. During 2015, we automated the computation of equity-based compensation expense, converting from a manual calculation of the overall impact of forfeitures and vesting on the amount of expense. As a result of this conversion, and performing a retroactive review of equity-based compensation expense for all periods from 2006 to 2015, we recorded a correcting pre-tax adjustment of $6.7 million during the fourth quarter of 2015. Management does not consider the impact of this cumulative adjustment to be material to any individual annual period.

Stock Incentive Plans

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

Grants of Equity Awards by CCLP

During each of the three years ended December 31, 2015, CCLP granted restricted unit, phantom unit, or performance phantom unit awards to certain employees, officers, and directors of its general partner or of our employees. Awards of restricted units and phantom units generally vest over a three year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited).

The following is a summary of CCLP’s equity award activity for the year ended December 31, 2015:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2014	263	$21.89
Units granted(1)	261	21.39
Units cancelled	(50)	20.49
Units vested	(73)	22.24
Nonvested units outstanding at December 31, 2015	401	$21.77

(1)
The number of units granted shown above includes 161,254 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 161,254.

Stock Options

The weighted average fair value of options granted during the years ended December 31, 2015, 2014, and 2013, was $3.17, $4.07, and $6.00, respectively, using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Expected stock price volatility	49% to 51%	44% to 45%	54% to 74%
Expected life of options	4.6 years	4.9 years	4.9 years
Risk free interest rate	1.41% to 1.51%	.01%	0.76% to 1.48%
Expected dividend yield	—	—	—

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. The dividend yield is based on the current annualized dividend rate in effect during the quarter in which the grant was made. At the time of the stock option grants during each of the years ended December 31, 2015, 2014 and 2013, we had not historically paid any dividends and did not expect to pay any dividends during the expected life of the stock options.

The following is a summary of stock option activity for the year ended December 31, 2015:

	Shares Under Option	Weighted Average Option Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	(In Thousands)
Outstanding at January 1, 2015	4,196	$11.96
Options granted	742	7.14
Options cancelled	(438)	13.42
Options exercised	(68)	4.27
Options expired	(265)	$9.42
Outstanding at December 31, 2015	4,167	$11.23	5.8	$2,813
Expected to vest at December 31, 2015	3,937	$11.29	5.7	$2,734
Exercisable at December 31, 2015	3,050	$12.39	4.6	$2,422
Intrinsic value is the difference between the market value of our stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during December 31, 2015, 2014, and 2013, was approximately $0.2 million, $1.4 million, and $2.2 million, respectively.

At December 31, 2015, total unrecognized compensation cost related to unvested stock options of
$2.7 million, is expected to be recognized over a weighted-average remaining service period of 1.82 years.

Restricted Stock

Restricted stock awards are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to five years. Non-employee director grants vest in full before the first anniversary of the grant. Upon vesting of these grants, shares are issued to award recipients. The following is a summary of activity for our outstanding restricted stock awards for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Nonvested restricted shares outstanding at December 31, 2014	773	$10.54
Granted	633	7.15
Vested	(493)	9.72
Cancelled/Forfeited	(35)	10.75
Nonvested restricted shares outstanding at December 31, 2015	878	$8.54

Total compensation cost recognized for restricted stock awards was $5.4 million, $4.1 million, and $3.8 million for the years ended December 31, 2015, 2014, and 2013 respectively. Total unrecognized compensation cost at December 31, 2015, related to restricted stock awards is approximately $4.7 million which is expected to be recognized over a weighted-average remaining amortization period of 1.92 years. During the years ended December 31, 2015, 2014,and 2013, the total fair value of shares vested was $4.8 million, $4.3 million and $4.2 million, respectively.

During 2015, 2014, and 2013, we received 57,336, 56,071 and 40,163 shares, respectively, of our common stock related to the vesting of certain employee restricted stock. Such surrendered shares received by us are included in treasury stock. At December 31, 2015, net of options previously exercised pursuant to our various equity compensation plans, we have a maximum of 6,587,047 shares of common stock issuable pursuant to awards previously granted and outstanding and awards authorized to be granted in the future.

NOTE L — 401(k) PLAN

We have a 401(k) retirement plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. We have historically matched 50% of each employee’s contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to our 401(k) plan was $4.2 million, $4.4 million, and $4.2 million in 2015, 2014, and 2013, respectively.
NOTE M — DEFERRED COMPENSATION PLAN

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were twenty-seven participants in the program at December 31, 2015. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2015, the amounts payable under the plan approximated the value of the corresponding assets we owned.
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

Derivative Contracts

Foreign Currency Derivative Contracts. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2015, we and CCLP had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase euro	$3,768	1.11	1/19/2016
Forward purchase pounds sterling	$12,614	1.52	1/19/2016
Forward purchase Mexican peso	$7,850	17.45	1/19/2016
Forward purchase Saudi Arabia riyal	$5,040	3.74	1/5/2016
Forward sale Mexican peso	$4,641	17.45	1/19/2016

As of December 31, 2014, we and CCLP had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase pounds sterling	$7,024	1.57	1/16/2015
Forward sale Brazilian real	$1,958	2.70	1/16/2015
Forward sale Canadian dollar	$3,770	1.16	1/16/2015
Forward purchase Mexican peso	$8,427	14.58	1/16/2015
Forward sale Canadian dollar	$1,150	1.16	1/16/2015

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level-2 measurement). The fair values of our foreign currency derivative instruments as of December 31, 2015 and 2014, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2015	Fair Value at December 31, 2014
		(In Thousands)
Forward purchase contracts	Current assets	$—	$—
Forward sale contracts	Current assets	23	—
Forward sale contracts	Current liabilities	(31)	(91)
Forward purchase contracts	Current liabilities	(354)	(83)
Total		$(362)	$(174)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2015, 2014, and 2013, we recognized approximately $0.6 million, $1.9 million and $0.03 million of net losses reflected in other expense associated with our foreign currency derivative program.

NOTE O — INCOME (LOSS) PER SHARE

The following is a reconciliation of the common shares outstanding with the number of shares used in the computation of income (loss) per common and common equivalent share for each of the following periods:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Number of weighted average common shares outstanding	79,169	78,600	77,954
Assumed exercise of stock options	—	—	886
Average diluted shares outstanding	79,169	78,600	78,840

For the year ended December 31, 2015, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to net loss recorded during the year. For the year ended December 31, 2014, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the year. For the year ended December 31, 2013, the average diluted shares outstanding excludes the impact of 2,061,534 of average outstanding stock options that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive.
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

The Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment and parts sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the Division's facilities as well as the sale of compressor package parts and components manufactured by third-party suppliers. The Compression Division's aftermarket services business provides compressor package reconfiguration and maintenance services. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. As a result of the August 4, 2014 acquisition of CSI, the scope of our Compression Division was significantly expanded.

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

The Maritech segment is a limited oil and gas production operation. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech’s operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells and production platforms. Maritech intends to acquire a portion of these services from the Offshore Services segment.

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

Summarized financial information concerning the business segments is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$306,307	$294,895	$281,585
Production Testing Division	6,944	—	—
Compression Division	141,461	74,827	8,293
Offshore Division
Offshore Services	611	534	4,707
Maritech	2,438	4,722	5,560
Total Offshore Division	3,049	5,256	10,267
Consolidated	$457,761	$374,978	$300,145

Services and rentals
Fluids Division	$117,459	$142,139	$101,040
Production Testing Division	122,292	188,528	194,236
Compression Division	316,178	207,679	112,994
Offshore Division
Offshore Services	116,455	164,243	200,983
Maritech	—	—	—
Intersegment eliminations	—	—	—
Total Offshore Division	116,455	164,243	200,983
Corporate overhead	—	—	—
Consolidated	$672,384	$702,589	$609,253

Interdivision revenues
Fluids Division	$278	$327	$38
Production Testing Division	4,668	4,296	1,747
Compression Division	—	—	—
Offshore Division
Offshore Services	5,128	30,595	50,122
Maritech	—	—	—
Intersegment eliminations	(5,128)	(30,595)	(50,122)
Total Offshore Division	—	—	—
Interdivision eliminations	(4,946)	(4,623)	(1,785)
Consolidated	$—	$—	$—

Total revenues
Fluids Division	$424,044	$437,362	$382,663
Production Testing Division	133,904	192,824	195,983

Compression Division	457,639	282,505	121,287
Offshore Division
Offshore Services	122,194	195,372	255,812
Maritech	2,438	4,722	5,560
Intersegment eliminations	(5,128)	(30,595)	(50,122)
Total Offshore Division	119,504	169,499	211,250
Corporate overhead	—	—	—
Interdivision eliminations	(4,946)	(4,623)	(1,785)
Consolidated	$1,130,145	$1,077,567	$909,398

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Depreciation, amortization, and accretion
Fluids Division	$35,125	$31,279	$22,508
Production Testing Division	24,080	29,324	27,262
Compression Division	82,024	41,097	14,511
Offshore Division
Offshore Services	11,500	13,327	14,254
Maritech	1,375	160	123
Intersegment eliminations	—	—	—
Total Offshore Division	12,875	13,487	14,377
Corporate overhead	911	1,725	2,327
Consolidated	$155,015	$116,912	$80,985

Interest expense
Fluids Division	$22	$21	$31
Production Testing Division	—	29	16
Compression Division	32,447	13,361	500
Offshore Division
Offshore Services	—	36	109
Maritech	29	—	11
Intersegment eliminations		—	—
Total Offshore Division	29	36	120
Corporate overhead	18,704	19,297	16,725
Consolidated	$51,202	$32,744	$17,392

Income (loss) before taxes
Fluids Division	$80,789	$64,705	$69,438
Production Testing Division	(55,720)	(66,156)	14,093
Compression Division	(146,798)	7,340	20,200
Offshore Division
Offshore Services	(195)	(26,251)	22,870
Maritech	(3,833)	(71,154)	(64,365)
Intersegment eliminations	—	—	—
Total Offshore Division	(4,028)	(97,405)	(41,495)
Interdivision eliminations	(1)	—	—
Corporate overhead(1)	(76,005)	(66,355)	(62,364)
Consolidated	$(201,763)	$(157,871)	$(128)

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Total assets
Fluids Division	$370,892	$423,989	$400,028
Production Testing Division	134,725	241,640	327,413
Compression Division	1,018,584	1,273,580	230,829
Offshore Division
Offshore Services	131,916	129,350	181,617
Maritech	18,453	23,479	46,903
Intersegment eliminations	—	—	—
Total Offshore Division	150,369	152,829	228,520
Corporate overhead	(18,194)	(9,650)	19,743
Consolidated	$1,656,376	$2,082,388	$1,206,533

Capital expenditures
Fluids Division	$11,104	$41,307	$45,238
Production Testing Division	7,843	31,226	26,757
Compression Division	95,586	37,516	24,103
Offshore Division
Offshore Services	5,949	20,013	4,207
Maritech	38	—	21
Intersegment eliminations	—	—	—
Total Offshore Division	5,987	20,013	4,228
Corporate overhead	77	1,547	1,053
Consolidated	$120,597	$131,609	$101,379

(1)	Amounts reflected include the following general corporate expenses:

	2015	2014	2013
	(In Thousands)
General and administrative expense	$52,189	$41,139	$40,506
Depreciation and amortization	913	1,725	2,327
Interest expense, net	18,654	19,268	16,715
Other general corporate (income) expense, net	4,249	4,223	2,816
Total	$76,005	$66,355	$62,364

Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2015, 2014, and 2013, is presented below:

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Revenues from external customers:
U.S.	$896,131	$768,688	$673,376
Canada and Mexico	44,542	73,632	58,080
South America	26,554	40,719	31,788
Europe	80,432	105,457	102,990
Africa	20,761	22,277	15,127
Asia and other	61,725	66,794	28,037
Total	$1,130,145	$1,077,567	$909,398
Transfers between geographic areas:
U.S.	$—	$—	$—
Canada and Mexico	—	—	—
South America	—	—	—
Europe	1,252	2,871	112
Africa	—	—	—
Asia and other	—	—	—
Eliminations	(1,252)	(2,871)	(112)
Total revenues	$1,130,145	$1,077,567	$909,398
Identifiable assets:
U.S.	$1,427,481	$1,778,357	$852,483
Canada and Mexico	72,007	97,737	104,831
South America	25,035	32,267	43,326
Europe	64,695	94,209	150,415
Africa	7,541	7,895	9,063
Asia and other	59,617	71,923	46,351
Eliminations and discontinued operations	—	—	64
Total identifiable assets	$1,656,376	$2,082,388	$1,206,533

During each of the three years ended December 31, 2015, 2014, and 2013, no single customer accounted for more than 10% of our consolidated revenues.
NOTE Q — SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

As part of the Offshore Division activities, Maritech and its subsidiaries previously acquired oil and gas reserves and operated the properties in exchange for assuming the proportionate share of the well abandonment and decommissioning obligations associated with such properties. Accordingly, our Maritech segment is included within our Offshore Division. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech's current operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells and production platforms. Accordingly, information regarding costs incurred in property acquisition, exploration, and development activities, capitalized costs related to oil and gas producing activities, estimated quantities of oil and gas reserves, and standardized measure of discounted future net cash flows relating to oil and gas reserves have not been presented, as such information is immaterial during each of the three years in the period ended December 31, 2015.

Results of Operations for Oil and Gas Producing Activities

Results of operations for oil and gas producing activities excludes general and administrative and interest expenses directly related to such activities as well as any allocation of corporate or divisional overhead.

	Year Ended December 31,
	2015	2014	2013
	(In Thousands)
Oil and gas sales revenues	$2,438	$4,722	$5,560
Production (lifting) costs	921	2,002	2,637
Depreciation, depletion, and amortization	—	30	37
Excess decommissioning and abandonment costs	2,665	73,194	75,313
Accretion expense	1,375	130	87
Gain on insurance recoveries		(6)	(5,685)
Pretax income (loss) from producing activities	(2,523)	(70,628)	(66,829)
Income tax expense (benefit)	—	—	(23,390)
Results of oil and gas producing activities	$(2,523)	$(70,628)	$(43,439)

NOTE R — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2015 and 2014 is as follows:

	Three Months Ended 2015
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$251,092	$316,319	$305,144	$257,590
Gross profit (loss)	46,087	69,861	70,534	2,755
Net income (loss)	(3,622)	15,367	10,736	(231,946)
Net income (loss) attributable to TETRA stockholders	(4,447)	14,925	9,755	(146,415)
Net income (loss) per share before discontinued operations attributable to TETRA stockholders	$(0.06)	$0.19	$0.12	$(1.84)
Net income (loss) per diluted share before discontinued operations attributable to TETRA stockholders	$(0.06)	$0.19	$0.12	$(1.84)

	Three Months Ended 2014
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$212,857	$242,489	$306,371	$315,850
Gross profit	24,850	35,475	34,744	(1,428)
Net income (loss)	(6,090)	(1,550)	(12,467)	(147,468)
Net income (loss) attributable to TETRA stockholders	(6,934)	(2,457)	(10,537)	(149,750)
Net income (loss) per share before discontinued operations attributable to TETRA stockholders	$(0.09)	$(0.03)	$(0.13)	$(1.90)
Net income (loss) per diluted share before discontinued operations attributable to TETRA stockholders	$(0.09)	$(0.03)	$(0.13)	$(1.90)

Gross profit (loss) for the three months ended December 31, 2015, includes the impact of $44.2 million for certain impairments of long-lived assets, and net loss for this period includes the additional impact of $177.0 million for impairment of goodwill.

Gross profit (loss) for the three months ended December 31, 2014, includes the impact of $34.8 million for certain impairments of long-lived assets, and net loss for this period includes the additional impact of $60.4 million for impairment of goodwill.

TETRA Technologies, Inc. and Subsidiaries

Schedule I - Condensed Financial Information of Registrant (Parent Only)
Statement of Financial Position
(In Thousands)

	December 31,
	2015	2014
Assets
Current Assets
Accounts receivable	$54,187	$54,131
Inventories	39,766	43,073
Prepaid expenses	4,903	4,963
Other current assets	6,055	8,365
Total current assets	104,911	110,532
Property, plant and equipment	346,622	358,806
Less accumulated depreciation	(171,931)	(145,529)
Property, plant, and equipment, net	174,691	213,277
Other assets, including investment in and amounts due from wholly owned subsidiaries	942,043	1,063,095
Total assets	1,221,645	1,386,904

Liabilities and shareholders' equity
Current liabilities	57,162	145,467
Long-term debt	292,921	305,000
Other non-current liabilities	630,345	566,724
Total liabilities	980,428	1,017,191

Shareholders' equity
Common stock	830	823
Other shareholders' equity	283,522	395,105
Accumulated other comprehensive income (loss)	(43,135)	(26,215)
Total Stockholders' Equity	241,217	369,713
Total liabilities and equity	$1,221,645	$1,386,904

TETRA Technologies, Inc. and Subsidiaries

Schedule I - Condensed Financial Information of Registrant (Parent Only)

Statements of Operations
(In Thousands)

	Year Ended December 31,
	2015	2014	2013

Net sales and gross revenues	$314,567	$303,349	$280,390

Cost of revenues	189,362	210,787	186,616
Depreciation, amortization, and accretion	50,708	32,267	21,650
General and administrative expenses	69,925	58,978	56,816
Interest expense	18,726	19,217	16,724
Other income (expense), net	2,272	3,700	313
Equity in net loss of subsidiaries	192,242	141,203	2,967
	523,235	466,152	285,086
Income (loss) before taxes and discontinued operations	(208,668)	(162,803)	(4,696)
Provision (benefit) for income taxes	799	4,772	(8,022)
Income (loss)	$(209,467)	$(167,575)	$3,326

TETRA Technologies, Inc. and Subsidiaries

Schedule I - Condensed Financial Information of Registrant (Parent Only)

Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2015	2014	2013

Net cash provided by operating activities	$100,370	$87,451	$(8,074)

Investing activities:
Acquisition of businesses, net of cash acquired	—	(14,799)	—
Purchases of property, plant and equipment	678	(26,067)	(40,858)
Proceeds from sale of property, plant, and equipment	2,146	6,210	1,881
Advances and other investing activities	1,626	616	118
Net cash provided by (used in) investing activities	4,450	(34,040)	(38,859)
Financing activities:
Proceeds from long-term debt	472,896	143,188	121,062
Payments of long-term debt	(575,070)	(195,956)	(120,664)
Finance costs	(3,742)	—
Proceeds from sale of common stock and exercise of stock options	303	1,032	273
Net cash provided by (used in) financing activities	(105,613)	(51,736)	671
Increase (decrease) in cash	(793)	1,675	(46,262)
Cash and cash equivalents at beginning of period	231	(1,444)	44,818
Cash and cash equivalents at end of period	$(562)	$231	$(1,444)

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

Previously reported financial statement information for financial position, results of operations, and cash flows has been modified to conform to the current period presentation.