Form 10-Q
period 2016-03-31
TETRA TECHNOLOGIES INC
filed 2016-05-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 10, 2016, there were 80,441,557 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
Product sales	$57,697	$84,886
Services and rentals	111,632	166,206
Total revenues	169,329	251,092
Cost of revenues:
Cost of product sales	45,259	63,579
Cost of services and rentals	75,182	103,084
Depreciation, amortization, and accretion	33,607	38,342
Impairments of long-lived assets	10,670	—
Total cost of revenues	164,718	205,005
Gross profit	4,611	46,087
General and administrative expense	33,611	35,269
Goodwill impairment	106,205	—
Interest expense, net	14,639	13,793
Other (income) expense, net	(704)	(921)
Income (loss) before taxes	(149,140)	(2,054)
Provision (benefit) for income taxes	(1,409)	1,568
Net income (loss)	(147,731)	(3,622)
(Income) loss attributable to noncontrolling interest	59,406	(825)
Net income (loss) attributable to TETRA stockholders	$(88,325)	$(4,447)
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(1.11)	$(0.06)
Average shares outstanding	79,421	78,907
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(1.11)	$(0.06)
Average diluted shares outstanding	79,421	78,907

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(147,731)	$(3,622)
Foreign currency translation adjustment	518	(9,787)
Comprehensive income (loss)	(147,213)	(13,409)
Comprehensive (income) loss attributable to noncontrolling interest	59,859	(924)
Comprehensive income (loss) attributable to TETRA stockholders	$(87,354)	$(14,333)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,833	$23,057
Restricted cash	6,686	6,721
Trade accounts receivable, net of allowances of $7,511 in 2016 and $7,847 in 2015	109,724	184,172
Inventories	126,682	117,009
Assets held for sale	730	772
Prepaid expenses and other current assets	24,658	22,298
Total current assets	294,313	354,029
Property, plant, and equipment:
Land and building	79,519	79,462
Machinery and equipment	1,351,985	1,345,969
Automobiles and trucks	41,055	43,536
Chemical plants	184,020	181,014
Construction in progress	4,978	6,505
Total property, plant, and equipment	1,661,557	1,656,486
Less accumulated depreciation	(634,642)	(608,482)
Net property, plant, and equipment	1,026,915	1,048,004
Other assets:
Goodwill	6,636	112,945
Patents, trademarks and other intangible assets, net of accumulated amortization of $56,969 in 2016 and $44,695 in 2015	73,622	86,375
Deferred tax assets, net	25	25
Other assets	35,793	34,824
Total other assets	116,076	234,169
Total assets	$1,437,304	$1,636,202

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$46,191	$62,114
Unearned income	22,689	27,542
Accrued liabilities	69,638	80,970
Current portion of long-term debt	—	50
Decommissioning and other asset retirement obligations	3,716	14,570
Total current liabilities	142,234	185,246
Long-term debt, net of current portion	841,366	853,228
Deferred income taxes	9,796	9,467
Decommissioning and other asset retirement obligations, net of current portion	50,875	42,879
Other liabilities	30,936	31,202
Total long-term liabilities	932,973	936,776
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 100,000,000 shares authorized; 83,032,028 shares issued at March 31, 2016 and 83,023,628 shares issued at December 31, 2015	830	830
Additional paid-in capital	257,948	256,184
Treasury stock, at cost; 2,771,588 shares held at March 31, 2016, and 2,766,958 shares held at December 31, 2015	(16,843)	(16,837)
Accumulated other comprehensive income (loss)	(42,164)	(43,135)
Retained earnings (deficit)	(44,150)	44,175
Total TETRA stockholders' equity	155,621	241,217
Noncontrolling interests	206,476	272,963
Total equity	362,097	514,180
Total liabilities and equity	$1,437,304	$1,636,202

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income (loss)	$(147,731)	$(3,622)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	33,606	38,342
Impairment of long-lived assets	10,670	—
Impairment of goodwill	106,205	—
Provision (benefit) for deferred income taxes	333	122
Equity-based compensation expense	2,373	1,596
Provision for doubtful accounts	198	242
Excess decommissioning and abandoning costs	37	152
Amortization of deferred financing costs	1,110	907
Other non-cash charges and credits	(593)	(1,390)
Gain on sale of assets	(1,019)	(1,650)
Changes in operating assets and liabilities:
Accounts receivable	74,328	32,698
Inventories	(15,042)	(12,637)
Prepaid expenses and other current assets	(1,650)	773
Trade accounts payable and accrued expenses	(33,176)	(26,310)
Decommissioning liabilities	(3,379)	(566)
Other	(1,009)	(842)
Net cash provided by operating activities	25,261	27,815
Investing activities:
Purchases of property, plant, and equipment	(3,231)	(49,024)
Proceeds on sale of property, plant, and equipment	1,246	2,886
Other investing activities	(7)	(211)
Net cash used in investing activities	(1,992)	(46,349)
Financing activities:
Proceeds from long-term debt	117,600	51,954
Principal payments on long-term debt	(130,951)	(37,329)
CCLP distributions	(7,209)	(9,274)
Proceeds from exercise of stock options	28	285
Excess tax benefit from equity compensation	—	—
Other financing activities	(6)	—
Net cash provided by (used in) financing activities	(20,538)	5,636
Effect of exchange rate changes on cash	45	(970)
Decrease in cash and cash equivalents	2,776	(13,868)
Cash and cash equivalents at beginning of period	23,057	48,384
Cash and cash equivalents at end of period	$25,833	$34,516
Supplemental cash flow information:
Interest paid	$19,822	$16,358
Income taxes paid	740	2,923
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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. Our interests in oil and gas properties are proportionately consolidated. All intercompany accounts and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2016 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2016.

We consolidate the financial statements of CSI Compressco LP and its subsidiaries ("CCLP") as part of our Compression Division, as we determined that CCLP is a variable interest entity and we are the primary beneficiary. We control the financial interests of CCLP and have the ability to direct the activities of CCLP that most significantly impact its economic performance through our ownership of its general partner. The share of CCLP net assets and earnings that is not owned by us is presented as noncontrolling interest in our consolidated financial statements. Our cash flows from our investment in CCLP are limited to the quarterly distributions we receive and the amounts collected for services we perform on behalf of CCLP, as TETRA's capital structure and CCLP's capital structure are separate, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with TETRA's debt.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2015, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 4, 2016.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation. These reclassifications include the presentation of deferred financing costs in accordance with the adoption of Accounting Standards Update ("ASU") No. 2015-03 and ASU No. 2015-15 as further discussed below and the allocation of deferred financing costs from Other Expense, net to Interest Expense, net. See Note B - Long-Term Debt and Other Borrowings for further discussion and presentation.

Throughout 2015 and continuing into early 2016, significant decreases in oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in current capital markets is more limited and costly. Accordingly, we and CCLP have implemented and continue to implement measures designed to lower our respective cost structures and improve our respective operating cash flows. These measures include headcount reductions and wage reductions. We and CCLP also continue to negotiate with our suppliers and service providers to reduce costs. We and CCLP continue to critically review all capital expenditure activities and are deferring a significant portion of our growth and maintenance capital expenditure plans until they may be justified by expected activity levels. We and CCLP believe the steps taken have enhanced our capital structures and operating cash flows and additional steps may be taken to enhance our respective operating cash flows in the future. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our bank credit agreement (the "Credit Agreement") financial covenants as of September 30, 2016. With regard to CCLP, also considering financial forecasts based on current market conditions, it is also reasonably possible that CCLP will not be in compliance with one of the financial covenants of its bank credit agreement (the "CCLP Credit Agreement") as of September 30, 2016. See Note B - Long-Term Debt and Other Borrowings for further discussion. We and CCLP are currently in discussions with the respective lenders to amend our respective credit agreements to, among other provisions, favorably adjust these financial covenants. However, there is no assurance that we or CCLP will be successful in obtaining any favorable amendment to our respective credit agreements.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of March 31, 2016 consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash is expected to be released to the sellers in early 2017.

Inventories

Inventories are stated at the lower of cost or market value. Except for work in progress inventory discussed below, cost is determined using the weighted average method. Components of inventories as of March 31, 2016, and December 31, 2015, are as follows:

	March 31, 2016	December 31, 2015
	(In Thousands)
Finished goods	$69,109	$54,587
Raw materials	2,752	1,731
Parts and supplies	37,476	37,379
Work in progress	17,345	23,312
Total inventories	$126,682	$117,009

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Recycled brines are recorded at cost, using the weighted average method. Work in progress inventory consists primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas. The cost of work in process is determined using the specific identification method. We write down the value of inventory by an amount equal to the difference between its cost and its estimated realizable value.

Goodwill

Goodwill represents the excess of cost over the fair value of the net assets of businesses acquired in purchase transactions. We perform a goodwill impairment test on an annual basis or whenever indicators of impairment are present. We perform the annual test of goodwill impairment following the fourth quarter of each year. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. During 2015, and continuing into 2016, global oil and natural gas commodity prices, particularly crude oil, decreased significantly. These decreases in commodity prices have had, and are expected to continue to have, a negative impact on industry drilling and capital expenditure activity, which affects the demand for a portion of our products and services. Due to the decrease in the price of our common stock and the price per common unit of CCLP during the first three months of 2016, our and CCLP's market capitalizations as of March 31, 2016, were below their respective recorded net book values, including goodwill. In addition, the continuing low oil and natural gas commodity price environment has resulted in a further negative impact on demand for the products and services for each of our reporting units. As a result of these factors, we determined that it was “more likely than not” that the fair values of certain of our reporting units were less than their respective carrying values as of March 31, 2016.

When the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test performed on a reporting unit basis. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our business. If the estimated fair value of the reporting unit is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the estimated fair value of the reporting unit is below the recorded net book value, then a second step must be performed to determine the goodwill impairment required, if any. In this second step, the estimated fair value from the first step is used as the purchase price in a hypothetical acquisition of the reporting unit. Business combination accounting rules are followed to determine a hypothetical purchase price allocation to the reporting unit’s assets and liabilities. The residual amount of goodwill that results from this hypothetical purchase price allocation is compared to the recorded amount of goodwill for the reporting unit, and the recorded amount is written down to the hypothetical amount, if lower. The application of this second step under goodwill impairment testing may also result in impairments of other long-lived assets, including identified intangible assets. See Impairment of Long-Lived Assets section below for a discussion of other asset impairments that were identified as part of the testing of goodwill as of March 31, 2016.

Because quoted market prices for our reporting units other than Compression are not available, our management must apply judgment in determining the estimated fair value of these reporting units for purposes of performing the goodwill impairment test. Management uses all available information to make these fair value determinations, including the present value of expected future cash flows using discount rates commensurate with the risks involved in the assets. The resultant fair values calculated for the reporting units are then compared to observable metrics for other companies in our industry or to mergers and acquisitions in our industry to determine whether those valuations, in our judgment, appear reasonable.

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

As part of our internal annual business outlook for each of our reporting units that we performed during the fourth quarter of 2015, we considered changes in the global economic environment that affected our stock price and market capitalization. As part of the first step of goodwill impairment testing as of March 31, 2016, we updated our annual assessment of the future cash flows for each of our reporting units, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. We have calculated a present value of the respective cash flows for each of the reporting units to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate these values.

Goodwill Impairment as of March 31, 2016. During the first three months of 2016, continued low oil and natural gas commodity prices have resulted in decreased demand for many of the products and services of each of our reporting units. However, based on updated assumptions as of March 31, 2016, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill. Our Offshore Services and Maritech Divisions had no remaining goodwill as of March 31, 2016. With regard to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment has decreased significantly and is expected to continue to be decreased for the foreseeable future. In addition, the price per common unit of CCLP as of March 31, 2016 has decreased compared to December 31, 2015. Accordingly, the fair value, including the market capitalization for CCLP, for the Compression reporting unit was less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. For our Production Testing Division, demand for production testing services has decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to the goodwill of both the Compression and Production Testing reporting units. Based on this analysis, we concluded that full impairments of the $92.4 million of recorded goodwill for Compression and $13.9 million of recorded goodwill for Production Testing were required. Accordingly, during the three month period ended March 31, 2016, $106.2 million was charged to Goodwill Impairment expense in the accompanying consolidated statement of operations. As of March 31, 2016, the carrying amounts of goodwill for the Fluids, Production Testing, Compression, and Offshore Services reporting units are net of $23.8 million, $111.8 million, $231.8 million, and $27.2 million, respectively, of accumulated impairment losses. The changes in the carrying amount of goodwill are as follows:

	Fluids	Production Testing	Compression	Offshore Services	Maritech	Total
	(In Thousands)
Balance as of December 31, 2014	6,636	53,682	233,548	—	—	293,866
Goodwill adjustments	—	(39,775)	(141,146)	—	—	(180,921)
Balance as of December 31, 2015	6,636	13,907	92,402	—	—	112,945
Goodwill adjustments	—	(13,907)	(92,402)	—	—	(106,309)
Balance as of March 31, 2016	$6,636	$—	$—	$—	$—	$6,636

Impairments of Long-Lived Assets

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows. Assets held for sale are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

During the first quarter of 2016, as a result of continuing decreased demand due to current market conditions, our Compression and Production Testing segments recorded approximately $7.9 million and $2.8 million, respectively, of impairments associated with certain identified intangible assets. These amounts were charged to Impairments of Long-Lived Assets expense in the accompanying consolidated statement of operations.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Number of weighted average common shares outstanding	79,421	78,907
Assumed exercise of stock awards	—	—
Average diluted shares outstanding	79,421	78,907

For the three month periods ended March 31, 2016 and March 31, 2015, the average diluted shares outstanding excludes the impact of all outstanding stock awards, as the inclusion of these shares would have been antidilutive due to the net losses recorded during the periods.

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of income pursuant to operating lease arrangements for compressor packages and other equipment assets. For the three month periods ended March 31, 2016 and 2015, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Rental revenue	$14,101	$50,524
Cost of rental revenue	$12,974	$24,523

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, respectively, as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(0.3) million and $0.7 million during the three month periods ended March 31, 2016 and March 31, 2015, respectively.

Income Taxes

Our consolidated effective tax rate for the three month period ended March 31, 2016 of 0.9% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments recorded during the three month period ended March 31, 2016. Our consolidated provision for income taxes during the first quarter of 2015 and 2016 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margins taxes.

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

Under U.S. generally accepted accounting principles ("GAAP"), the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement). In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term Senior Unsecured Notes and Senior Secured Notes (as such terms are herein defined) at March 31, 2016 and December 31, 2015, were approximately $216.8 million and $229.8 million, respectively, compared to carrying amounts of $265.0 million and $275.0 million, respectively, as current interest rates on those dates were different than the stated interest rates on the Senior Unsecured Notes and Senior Secured Notes. The fair values of the publicly tradable CCLP Senior Notes (as herein defined) at March 31, 2016 and December 31, 2015, were approximately $244.1 million and $259.9 million (a level 2 fair value measurement) compared to a face amount of $350.0 million (See Note C - Long-Term Debt and Other Borrowings, for further discussion), as current rates on those dates were different from the stated interest rates on the CCLP Senior Notes. We calculated the fair values of our Senior Unsecured Notes and our Senior Secured Notes as of March 31, 2016 and December 31, 2015, internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). A summary of these fair value measurements as of March 31, 2016 and December 31, 2015, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$453	—	453	—
Liability for foreign currency derivative contracts	(69)	—	(69)	—
Net liability	$384

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$23	$—	23	—
Liability for foreign currency derivative contracts	(385)	—	(385)	—
Acquisition contingent consideration liability	—	—	—	—
Net liability	$(362)

During the first quarter of 2016, in connection with the review of goodwill impairment of our Compression and Production Testing Divisions, these segments recorded total impairment charges of approximately $116.9 million, reflecting the decreased fair value for certain assets. For further discussion, see "Goodwill" and "Impairment of Long-Lived Assets" section above. The fair values used in these impairment calculations were estimated based on a variety of measurements, including current replacement cost and discounted estimated future cash flows, all of which are based on significant unobservable inputs (a level 3 fair value measurement) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements as of March 31, 2016, using the fair value hierarchy is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Year-to-Date Impairment
Description	Mar 31, 2016	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Compression intangible assets	$20,600	—	—	20,600	$7,865
Compression goodwill	—	—	—	—	92,333
Production Testing intangible assets	2,900	—	—	2,900	2,804
Production Testing goodwill	—	—	—	—	13,871
Other	—	—	—	—	—
Total	$23,500				$116,873

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

Additionally in March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" to clarify the guidance on principal versus agent considerations. This ASU does not change the effective date or adoption method under ASU 2014-09 which is noted above.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern.” The ASU provides guidance on management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and in certain circumstances to provide related footnote disclosures. The ASU is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The ASU requires entities that have historically presented debt financing costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods and is to be applied retrospectively. As a result of the retrospective adoption of this guidance during the quarter, deferred financing costs of $12.7 million and $13.5 million at March 31, 2016 and December 31, 2015, respectively, are netted against the carrying values of the Senior Notes of TETRA and CCLP.

Additionally, in accordance with ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", issued in August 2015, we elected to present the deferred financing costs associated with the bank credit facilities of $6.3 million and $6.7 million at March 31, 2016 and December 31, 2015, respectively, as netted against the outstanding amount of the bank credit facilities of TETRA and CCLP.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and is to be applied prospectively with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842), which was issued to increase comparability and transparency among different organizations. Organizations are required to recognize lease assets and lease liabilities on the balance sheet and disclose key information about the leasing arrangements and cash flows. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, under a modified retrospective adoption with early adoption permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of the Simplification Initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

It is important to consider TETRA's capital structure and CCLP's capital structure separately, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with TETRA's debt.

Long-term debt consists of the following:

		March 31, 2016	December 31, 2015
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility (presented net of the unamortized deferred financing costs of $1.2 million as of March 31, 2016 and $1.3 million as of December 31, 2015)	September 30, 2019	$19,363	$21,572
5.09% Senior Notes, Series 2010-A (presented net of unamortized deferred financing costs of $0.1 million as of March 31, 2016 and $0.1 million as of December 31, 2015)	December 15, 2017	46,827	46,809
5.67% Senior Notes, Series 2010-B (presented net of unamortized deferred financing costs of $0.1 million as of March 31, 2016 and $0.1 million as of December 31, 2015)	December 15, 2020	17,968	17,964
4.00% Senior Notes, Series 2013 (presented net of unamortized deferred financing costs of $0.2 million as of March 31, 2016 and $0.2 million as of December 31, 2015)	April 29, 2020	34,767	34,753
11.00% Senior Notes, Series 2015 (presented net of the unamortized discount of $4.8 million as of March 31, 2016 and $4.9 million as of December 31, 2015 and net of unamortized deferred financing costs of $3.0 million as of March 31, 2016 and $3.2 million as of December 31, 2015)	November 5, 2022	117,218	116,837
Senior Secured Notes (presented net of unamortized deferred financing costs of $1.3 million as of March 31, 2016 and $1.4 million as of December 31, 2015)	April 1, 2019	38,737	48,635
Other		—	50
TETRA Total debt		274,880	286,620
Less current portion		—	(50)
TETRA Total long-term debt		$274,880	$286,570

CCLP
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $5.1 million as of March 31, 2016 and $5.4 million as of December 31, 2015)	August 4, 2019	228,933	229,555
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $4.4 million as of March 31, 2016 and $4.5 million as of December 31, 2015 and net of unamortized deferred financing costs of $8.1 million as of March 31, 2016 and $8.4 million as of December 31, 2015)	August 15, 2022	337,552	337,103
CCLP total long-term debt		566,485	566,658
Consolidated total long-term debt		$841,365	$853,228

As a result of the retrospective adoption of ASU 2015-03 during the three months ended March 31, 2016, deferred financing costs of $19.0 million and $20.2 million at March 31, 2016 and December 31, 2015, respectively, were reclassified out of long-term other assets and are netted against the carrying values of the bank credit facilities and Senior Notes of TETRA and CCLP. In addition, $1.1 million and $0.9 million of expense for the amortization of deferred financing costs for the three month periods ended March 31, 2016 and 2015, respectively, were reclassified from Other Expense, net to Interest Expense, net in the accompanying consolidated statements of operations.

We and CCLP are in compliance with all covenants and conditions of our respective credit agreements and senior note agreements as of March 31, 2016. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our Credit Agreement financial covenants as of September 30, 2016. If any such non-compliance event occurs and is not remedied in a timely manner, a default will occur under our Credit Agreement. Any event of default on our Credit Agreement, if not timely remedied, could result in a termination of all commitments of our lenders thereunder and an acceleration of all amounts owed thereunder and of our outstanding senior notes. With regard to CCLP, also considering financial forecasts based on current market conditions, it is also reasonably possible that CCLP will not be in compliance with one of the financial covenants of the CCLP Credit Agreement as of September 30, 2016. If any such non-compliance event occurs with respect to CCLP and is not remedied in a timely manner, a default will occur under the CCLP Credit Agreement. Any event of default by CCLP, if not timely remedied, could result in a termination of all commitments of CCLP's lenders thereunder and an acceleration of all amounts owed thereunder and of CCLP's outstanding senior notes. We and CCLP are currently in discussions with the respective lenders to amend our respective credit agreements to, among other provisions, favorably adjust these financial covenants. However, there is no assurance that we or CCLP will be successful in obtaining any favorable amendment to our respective credit agreements.

On April 26, 2016, we announced the commencement of tender offers (the “Tender Offers”) to purchase for cash any and all of the outstanding Series 2010-A Senior Notes, Series 2010-B Senior Notes, and Series 2013 Senior Notes (together the "Tender Offer Senior Notes"), which total $100 million in the aggregate. The Tender Offers are scheduled to expire immediately after 11:59 p.m., Eastern Time, on May 24, 2016, unless extended by us in our sole discretion or if we terminate the Tender Offers earlier (the "Expiration Time"). The offered consideration for the Tender Offer Senior Notes is an amount, payable in cash, equal to $100,000 per $100,000 principal amount of the Tender Offer Senior Notes validly tendered prior to the Expiration Time, and validly accepted for purchase by us, plus accrued and unpaid interest on such Senior Notes up to, but not including, the date of payment for such notes. Our obligation to consummate each of the Tender Offers is contingent upon the satisfaction of (i) a financing condition, which may include borrowings under our Credit Agreement, a new credit facility and/or the proceeds of offerings of our debt or equity securities, and (ii) certain general conditions, each as further discussed in the related Offers to Purchase.

As of March 31, 2016, TETRA (excluding CCLP) had an outstanding balance on its Credit Agreement of $20.6 million, and had $7.6 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $196.9 million. As of March 31, 2016, CCLP had a balance outstanding under the CCLP Credit Agreement of $234.0 million, had $2.1 million letters of credit and performance bonds outstanding, leaving a net availability under the CCLP Credit Agreement of $163.9 million. Availability under each of the TETRA Credit Agreement and the CCLP Credit Agreement is subject to compliance with the respective financial covenants and other provisions in the respective credit agreements that may limit borrowings thereunder.

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

The values of our asset retirement obligations for non-Maritech properties were approximately $9.3 million and $9.1 million as of March 31, 2016 and December 31, 2015, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three month period ended March 31, 2016, are as follows:

Three Months Ended March 31, 2016

Beginning balance for the period, as reported	$57,449
Activity in the period:
Accretion of liability	402
Retirement obligations incurred	—
Revisions in estimated cash flows	121
Settlement of retirement obligations	(3,381)
Ending balance	$54,591

We review the adequacy of our asset retirement obligation liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. For our Maritech segment, the timing and amounts of these cash flows are subject to changes in the oil and gas industry environment and other factors and may result in additional liabilities to be recorded.

Asset retirement obligations are recorded in accordance with FASB ASC 410, whereby the estimated fair value of a liability for asset retirement obligations be recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for our Maritech asset retirement obligations are considered reasonable estimates consistent with current market conditions, and we believe reflect the amount of work legally obligated to be performed in accordance with Bureau of Safety and Environmental Enforcement ("BSEE") standards, as revised from time to time.

NOTE D – MARKET RISKS AND DERIVATIVE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. We have currency exchange rate risk exposure related to transactions denominated in foreign currencies as well as to investments in certain of our international operations. As a result of our variable rate bank credit facilities, including the variable rate credit facility of CCLP, we face market risk exposure related to changes in applicable interest rates. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures.

Derivative Contracts

Foreign Currency Derivative Contracts. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2016, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$2,766	1.11	4/18/2016
Forward purchase pounds sterling	7,940	1.42	4/18/2016
Forward sale Mexican peso	7,709	17.90	4/18/2016
Forward sale Mexican peso	2,011	17.90	4/18/2016

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of March 31, 2016 and December 31, 2015, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at March 31, 2016	Fair Value at December 31, 2015
		(In Thousands)
Forward sale contracts	Current assets	$263	$23
Forward purchase contracts	Current assets	190	—
Forward sale contracts	Current liabilities	(69)	(31)
Forward purchase contracts	Current liabilities	—	(354)
Net asset (liability)		$384	$(362)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month periods ended March 31, 2016 and March 31, 2015 , we recognized approximately $0.1 million of net losses and $0.5 million of net gains, respectively, reflected in other income (expense) associated with our foreign currency derivative program.

NOTE E – EQUITY

Changes in equity for the three month periods ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016			2015
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$241,217	$272,963	$514,180	$369,713	$395,888	$765,601
Net income (loss)	(88,325)	(59,406)	(147,731)	(4,447)	825	(3,622)
Foreign currency translation adjustment	971	(453)	518	(9,886)	99	(9,787)
Comprehensive Income (loss)	(87,354)	(59,859)	(147,213)	(14,333)	924	(13,409)
Exercise of common stock options	25	—	25	285	—	285
Distributions to public unitholders	—	(7,209)	(7,209)	—	(9,274)	(9,274)
Equity-based compensation	1,738	618	2,356	1,119	477	1,596
Treasury stock and other	(5)	(37)	(42)	—	—	—
Tax adjustment upon cancellation of stock options	—	—	—	(204)	—	(204)
Ending balance as of March 31	$155,621	$206,476	$362,097	$356,580	$388,015	$744,595

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

During the three months ended March 31, 2016, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel monitor the status of these companies. As of March 31, 2016, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

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

NOTE G – INDUSTRY SEGMENTS

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

The Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the Division's facilities. The Compression Division's aftermarket services business provides compressor package reconfiguration and maintenance services as well as providing compressor package parts and components manufactured by third-party suppliers. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$42,331	$64,994
Production Testing Division	—	—
Compression Division	15,161	18,151
Offshore Division
Offshore Services	116	235

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Maritech	89	1,506
Total Offshore Division	205	1,741
Consolidated	$57,697	$84,886

Services and rentals
Fluids Division	$16,697	$34,282
Production Testing Division	18,794	35,909
Compression Division	66,534	84,738
Offshore Division
Offshore Services	10,130	11,548
Maritech	—	—
Intersegment eliminations	(523)	(271)
Total Offshore Division	9,607	11,277
Consolidated	$111,632	$166,206

Interdivision revenues
Fluids Division	$85	$10
Production Testing Division	1,077	1,192
Compression Division	—	—
Offshore Division
Offshore Services	—	—
Maritech	—	—
Intersegment eliminations	—	—
Total Offshore Division	—	—
Interdivision eliminations	(1,162)	(1,202)
Consolidated	$—	$—

Total revenues
Fluids Division	$59,113	$99,286
Production Testing Division	19,871	37,101
Compression Division	81,695	102,889
Offshore Division
Offshore Services	10,246	11,783
Maritech	89	1,506
Intersegment eliminations	(523)	(271)
Total Offshore Division	9,812	13,018
Interdivision eliminations	(1,162)	(1,202)
Consolidated	$169,329	$251,092

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
Income (loss) before taxes
Fluids Division	$(358)	$17,736
Production Testing Division	(19,374)	39
Compression Division	(104,700)	2,404
Offshore Division
Offshore Services	(7,708)	(8,648)
Maritech	(620)	975
Intersegment eliminations	—	—
Total Offshore Division	(8,328)	(7,673)
Interdivision eliminations	4	3
Corporate Overhead(1)	(16,384)	(14,563)
Consolidated	$(149,140)	$(2,054)

	March 31,
	2016	2015
	(In Thousands)
Total assets
Fluids Division	$347,324	$413,623
Production Testing Division	109,519	216,952
Compression Division	873,435	1,274,697
Offshore Division
Offshore Services	109,603	124,856
Maritech	18,452	22,925
Total Offshore Division	128,055	147,781
Corporate Overhead and eliminations	(21,029)	(24,178)
Consolidated	$1,437,304	$2,028,875

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2016	2015
	(In Thousands)
General and administrative expense	$9,929	$8,850
Depreciation and amortization	114	253
Interest expense	6,052	4,997
Other general corporate (income) expense, net	289	463
Total	$16,384	$14,563

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K filed with the SEC on March 4, 2016. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

Our consolidated results of operations during the first three months of 2016 reflect the challenges experienced by each of our businesses in the current oil and gas services environment. Decreased demand for most of our products and services reflects the industry-wide reduction in drilling and completion activity and has resulted in decreased revenues for each of our segments during the current year first quarter compared to the corresponding prior year period. This decrease in consolidated revenues reflects both the decrease in activity and the competitive pricing pressure experienced by the majority of our businesses in each of their operating regions. Consolidated gross profit also decreased, despite cost reduction measures taken by each of our businesses. Despite these decreases, consolidated cash provided from operating activities decreased only slightly during the current year quarter compared to the prior year quarter, due to the impact of cost reductions as well as other efforts to manage working capital, particularly in the collection of customer receivables. As a result of the expected continuing challenges of the current environment and the decreased prices of our common stock and the common unit price of CSI Compressco LP subsidiary ("CCLP") subsequent to yearend, we recorded $116.9 million of goodwill and other asset impairments as of March 31, 2016.

In response to the continuation of the current industry downturn, our focus continues to be on preserving cash by aggressively reducing costs and deferring capital expenditures, and increasing the strength of our balance sheet while also responsibly competing to provide products and services to our customers in the current environment. We continue to review the cost structure of each of our businesses in light of decreased activity and have taken actions including headcount reductions and salary adjustments, including an overall salary reduction program during the current year quarter that has further reduced our consolidated operating and administrative cost levels. We also continue to negotiate with each of our suppliers and service providers to reduce costs in the current environment. We continue to critically review all capital expenditure activities, deferring a significant portion of our growth and maintenance capital expenditure plans until justified by expected future activity levels. Following the long-term debt financing transactions consummated during the fourth quarter of 2015, our earliest scheduled maturity of long-term debt is in December 2017; however, we have announced tender offers for certain of our Senior Notes (see discussion below). We continue to monitor the evolving financial condition of many of our customers during this current downturn, balancing the benefits of generating operating cash flows with the risk of exposing our businesses to unacceptable levels of credit risk exposure. We continue to take the steps necessary to provide the opportunity to generate cash from operations despite the decreased industry demand levels, and to be in position for our businesses to take advantage of an eventual industry recovery.

Given the lower demand for most of our products and services in the current oil and natural gas services market environment, the expected level of future consolidated operating cash flows, which we have historically used to fund our growth and liquidity needs, has become more uncertain. While remaining committed to a long-term growth strategy, our near-term focus during this period of reduced demand is to preserve and enhance liquidity through strategic operating and financial measures. In addition to cost structure rationalization and working capital management, we have also focused on capital structure enhancements designed to strengthen our consolidated balance sheet. We are considering certain additional debt and/or equity financing transactions with a view of generating additional cash to reduce the amount of our outstanding borrowings under our credit agreement, repay or refinance additional amounts of our Senior Notes, and generate additional liquidity. On April 26, 2016, we announced the commencement of tender offers (the “Tender Offers”) to purchase for cash any and all of the outstanding Series 2010-A Senior Notes, Series 2010-B Senior Notes, and Series 2013 Senior Notes (together the "Tender Offer Senior Notes"), which total $100 million in the aggregate. The Tender Offers are scheduled to expire immediately after 11:59 p.m., Eastern Time, on May 24, 2016, unless extended by us in our sole discretion or if we terminate the Tender Offers earlier (the "Expiration Time"). The offered consideration for the Tender Offer Senior Notes is an amount, payable in cash, equal to $100,000 per $100,000 principal amount of the Tender Offer Senior Notes validly tendered prior to the Expiration Time, and validly accepted for purchase by us, plus accrued and unpaid interest on such Senior Notes up to, but not including, the date of payment for such notes. Our obligation to consummate each of the Tender Offers is contingent upon the satisfaction of (i) a financing condition, which may include borrowings under our Credit Agreement, a new credit facility and/or the proceeds of offerings of our debt or equity securities, and (ii) certain general conditions, each as further discussed in the related Offers to Purchase.

We do not analyze or manage our capital structure on a consolidated basis, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. Approximately $566.5 million of our consolidated debt balance is owed by CCLP, and is to be serviced by CCLP's existing cash balances and the future cash provided by CCLP's operations (less its capital expenditures) and is secured by the assets of CCLP.

The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service our and its respective capital structures.

	March 31, 2016
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated

Cash, excluding restricted cash	$15,543	$10,290	$—	$25,833
Affiliate receivables	5,561	—	(5,561)	—
Other current assets	173,436	95,044	—	268,480
Property, plant and equipment, net	338,160	688,755	—	1,026,915
Other assets, including investment in CCLP	83,428	40,011	(7,363)	116,076
Total assets	$616,128	$834,100	$(12,924)	$1,437,304

Affiliate payables	$—	$5,561	$(5,561)	$—
Current portion of long-term debt	—	—	—	—
Other current liabilities	95,138	47,096	—	142,234
Long-term debt, net	274,881	566,485	—	841,366
Other non-current liabilities	90,488	1,119	—	91,607
Total equity	155,621	213,839	(7,363)	362,097
Total liabilities and equity	$616,128	$834,100	$(12,924)	$1,437,304

TETRA’s debt is serviced by its existing cash balances and cash provided from operating activities (excluding CCLP) and the distributions received from CCLP in excess of cash capital expenditures (excluding CCLP). During the three months ended March 31, 2016, consolidated cash provided from operating activities was $25.3 million, which included approximately $15.1 million generated by CCLP. Our cash provided from operating activities is reduced by the amount we spent on Maritech decommissioning liabilities, which was $3.4 million during the three months ended March 31, 2016. In addition, during the first three months of 2016 we received $5.6 million from CCLP as our share of CCLP distributions.

Our consolidated operating cash flows during the three months ended March 31, 2016, decreased to $25.3 million, a decrease of $2.6 million, or 9.2%, compared to the corresponding prior year period. Our consolidated operating cash flows reflect the impact of the fiscal management steps noted above. Consolidated capital expenditures were $3.2 million during the three months ended March 31, 2016, and included approximately $1.4 million of capital expenditures by our Compression Division, compared to $49.0 million of consolidated capital expenditures during the corresponding prior year period. Compression Division capital expenditures primarily relate to its over 100-horsepower fleet, as the demand for lower horsepower compressor packages has decreased in the current market environment. Our capital expenditure levels reflect our efforts to defer or reduce capital expenditure projects in the current market environment. Key objectives associated with our separate capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our Senior Notes. CCLP plans to reduce its 2016 capital expenditure program, while monitoring demand levels for its compression products and services in the current environment, by using its cash and available capacity under its revolving bank credit facility (the "CCLP Credit Agreement"). TETRA's future consolidated operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech asset retirement obligations. The amount of recorded liability for these remaining obligations is approximately $45.3 million as of March 31, 2016. Approximately $3.7 million of this amount is expected to be performed during the twelve month period ending March 31, 2017, with the timing of a portion of this work being discretionary.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2015, except as discussed below. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the current cost of future abandonment and decommissioning obligations. The fair values of portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets, including identified intangible assets, is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The oil and gas industry is cyclical, and our estimates of the amount of future cash flows, the period over which these estimated future cash flows will be generated, as well as the fair value of an impaired asset, are imprecise. Our failure to accurately estimate these future operating cash flows or fair values could result in certain long-lived assets being overstated, which could result in impairment charges in periods subsequent to the time in which the impairment indicators were first present. Alternatively, if our estimates of future operating cash flows or fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. During the first three months of 2016, primarily as a result of the significant decrease in oil and natural gas prices, we recorded consolidated long-lived asset impairments of $10.7 million. During periods of economic uncertainty, the likelihood of additional material impairments of long-lived assets is higher due to the possibility of decreased demand for our products and services.

Impairment of Goodwill

The impairment of goodwill is also assessed whenever impairment indicators are present, but not less than once annually. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. Due to the decrease in the price of our common stock and the price per common unit of CCLP during the first three months of 2016, our and CCLP's market capitalizations as of March 31, 2016, were below their respective recorded net book values, including all goodwill. In addition, the continuing low oil and natural gas commodity prices have resulted in a further negative impact on demand for the products and services for each of our reporting units. As a result of these factors, we determined that it was “more likely than not” that the fair values of certain of our reporting units were less than their respective carrying values as of March 31, 2016. When the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test performed on a reporting unit basis. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our reporting units. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is calculated by comparing the carrying amount of the reporting unit’s goodwill to our estimated implied fair value of that goodwill. Our estimates of reporting unit fair value, if required, are based on a combination of an income and market approach. These estimates are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our reporting units, the balance of our goodwill asset may be overstated. Alternatively, if our estimated reporting unit fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts.

Throughout 2015, and continuing during the first three months of 2016, lower oil and natural gas commodity prices have resulted in a decreased demand for many of the products and services of each of our reporting units. With regard to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly and are expected to continue to be decreased for the foreseeable future. Accordingly, the fair value for the Compression Division reporting unit, including the market capitalization for CCLP, was less than its carrying value as of March 31, 2016. For our Production Testing Division reporting unit, demand for production testing services has decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of March 31, 2016. As part of our internal annual business outlook for each of our reporting units that we performed during the fourth quarter of 2015, we considered changes in the global economic environment that affected the equity prices and market capitalizations of TETRA and CCLP. As part of the first step of goodwill impairment testing as of March 31, 2016, we updated our annual assessment of the future cash flows for each of our reporting units, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. Our Maritech and Offshore Services reporting units are excluded, because they do not contain goodwill. We have calculated a present value of the respective cash flows for each of the other reporting units to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate these values. Based on these assumptions, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill.

After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to the goodwill of both the Compression and the Production Testing reporting units. Based on this analysis, we concluded that full impairments of the $92.4 million of recorded goodwill for Compression and $13.9 million of recorded goodwill for Production Testing were required.

Results of Operations

Three months ended March 31, 2016 compared with three months ended March 31, 2015.

Consolidated Comparisons

	Three Months Ended March 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$169,329	$251,092	$(81,763)	(32.6)%
Gross profit	4,611	46,087	(41,476)	(90.0)%
Gross profit as a percentage of revenue	2.7%	18.4%
General and administrative expense	33,611	35,269	(1,658)	(4.7)%
General and administrative expense as a percentage of revenue	19.8%	14.0%
Goodwill impairment	106,205	—	106,205	100.0%
Interest expense, net	14,639	13,793	846	6.1%
Other (income) expense, net	(704)	(921)	217	(23.6)%
Income (loss) before taxes	(149,140)	(2,054)	(147,086)
Income (loss) before taxes as a percentage of revenue	(88.1)%	(0.8)%
Provision (benefit) for income taxes	(1,409)	1,568	(2,977)	(189.9)%
Net income (loss)	(147,731)	(3,622)	(144,109)
Net (income) loss attributable to noncontrolling interest	59,406	(825)	60,231
Net income (loss) attributable to TETRA stockholders	$(88,325)	$(4,447)	$(83,878)

Consolidated revenues for the current quarter decreased compared to the prior year quarter due to continuing overall industry market challenges as a result of lower oil and natural gas commodity prices compared to early 2015. Each of our segments reported decreased revenues due to the impact of reduced demand for our products and services. The Fluids Division reported the most significant reduction in revenues, with decreased water management services, manufactured product sales, and completion services and products combining for approximately $40.2 million of decreased revenues. Our Production Testing and Compression Divisions each also reported significantly decreased revenues during the current year period, due to lower industry demand and activity levels in each of the domestic and international markets we serve. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit decreased during the current year quarter compared to the prior year quarter due to the reduced demand for our products and services, as well as the impact of pricing pressures in each of our businesses. Our Fluids Division reported the most significant reduction in gross profit, due to the reasons noted above. Our Compression Division reported the highest gross profit during the current year period, despite also reporting a decrease compared to the prior year period largely due to impairments of long-lived intangible assets. The results of each of our businesses reflect the impact of company-wide salary reductions that were implemented during the current year period, and which are expected to result in reduced operating expenses going forward. We continue to review the cost structure of each of our businesses for opportunities to further improve gross profit.

Consolidated general and administrative expenses decreased during the current year quarter compared to the prior year quarter, due to cost reduction efforts across all segments resulting in lower salary and employee related expenses. The decrease in general and administrative expenses for Production Testing, Compression, and Offshore Divisions was partially offset by increased Corporate Overhead expenses. Despite the cost reductions made during the current year period, consolidated general and administrative expense increased as a percentage of consolidated revenues due to the significant decrease in revenues.

During the first quarter of 2016, we updated our test of goodwill impairment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20 "Goodwill" due to the decreases in the price of our common stock and the common unit price of CCLP. The continued decreased oil and natural gas commodity prices have had, and are expected to have, a continuing negative impact on industry drilling and capital expenditure activity, which affects the expected demand for products and services of each of our reporting units. Specifically, demand for our Compression Division's compression services and for sales of compressor equipment have decreased significantly and are expected to continue to be decreased for the foreseeable future. Demand for our Production Testing Division's services has also decreased as a result of decreased drilling and completion activity. This expected decreased demand, along with the decreases in our common stock and the common unit price of our CCLP subsidiary, has also caused an overall reduction in the fair values of each of our reporting units, particularly our Compression and Production Testing reporting units. As part of the test of goodwill impairment, we have estimated the fair value of each of our reporting units, and have determined, based on these estimated values, that impairments of the remaining goodwill of our Compression and Production Testing reporting units were necessary, primarily due to the market factors discussed above. Accordingly, during the first quarter of 2016, we recorded total impairment charges of $106.2 million associated with the goodwill of these reporting units.

Consolidated interest expense increased in the current year quarter due to increased borrowings by the Compression Division, through CCLP, to fund its capital expenditures. Consolidated interest expense levels are also expected to continue to be increased going forward compared to prior periods due to the increased interest rate applicable to the Series 2015 Senior Note.

Consolidated other income was $0.7 million during the three months ended March 31, 2016 compared to $0.9 million during the prior year period.

Our effective tax rate for the three month period ended March 31, 2016 of 0.9% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments recorded during the three month period ended March 31, 2016.

Our consolidated provision for income taxes during the first quarter of 2015 and 2016 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margins taxes.

Divisional Comparisons

Fluids Division

	Three Months Ended March 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$59,113	$99,286	$(40,173)	(40.5)%
Gross profit	7,491	25,365	(17,874)	(70.5)%
Gross profit as a percentage of revenue	12.7%	25.5%
General and administrative expense	8,492	8,022	470	5.9%
General and administrative expense as a percentage of revenue	14.4%	8.1%
Interest (income) expense, net	(26)	(8)	(18)
Other (income) expense, net	(618)	(385)	(233)
Income (loss) before taxes	$(357)	$17,736	$(18,093)	(102.0)%
Income (loss) before taxes as a percentage of revenue	(0.6)%	17.9%

The decrease in Fluids Division revenues during the current year quarter compared to the prior year quarter was primarily due to approximately $22.6 million of decreased product sales revenues, primarily due to decreased manufactured products sales revenues (as a result of reduced demand due to milder winter weather) and from lower CBF and associated products sales revenues in the U.S. Gulf of Mexico. Additionally, service revenues decreased approximately $17.6 million, primarily due to decreased water management services activity resulting from the impact of lower oil and natural gas commodity prices. Service revenues also decreased due to reduced demand in the U.S. Gulf of Mexico for completion services as a result of a reduction in completion activity.

Fluids Division gross profit during the current year quarter decreased compared to the prior year quarter primarily due to decreased profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products and services and as a result of reduced demand for manufactured products during the current year quarter compared to the prior year period.

Fluids Division reported a pretax loss compared to pretax earnings during the prior year period primarily due to the decreased gross profit discussed above. Fluids Division administrative cost levels increased compared to the prior year period, primarily due to increased legal and professional fees. The Fluids Division continues to review opportunities to further reduce its administrative costs. Partially offsetting the decreased gross profit, other income increased primarily due to increased foreign currency gains.

Production Testing Division

	Three Months Ended March 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$19,871	$37,101	$(17,230)	(46.4)%
Gross profit (loss)	(3,417)	2,859	(6,276)	(219.5)%
Gross profit as a percentage of revenue	(17.2)%	7.7%
General and administrative expense	2,934	4,094	(1,160)	(28.3)%
General and administrative expense as a percentage of revenue	14.8%	11.0%
Goodwill impairment	13,871	—	13,871	100.0%
Interest (income) expense, net	(189)	(9)	(180)
Other (income) expense, net	(664)	(1,265)	601
Income (loss) before taxes	$(19,369)	$39	$(19,408)
Income (loss) before taxes as a percentage of revenue	(97.5)%	0.1%

Production Testing Division revenues decreased significantly during the current year quarter compared to the prior year quarter due to reduced overall market activity. Production Testing service revenues decreased approximately $17.1 million during the current year compared to the prior year, as the impact of lower oil and natural gas pricing has negatively impacted demand for services in each of the Division's areas of operations, including certain shale reservoir markets that were a source of revenue growth during the past several years. Increased competition for decreased market activity negatively affected pricing levels for services.

Production Testing Division had a gross loss during the current year period compared to gross profit during the prior year period due to the decreased industry activity and increased competition as discussed above. In addition, the Production Testing Division recorded $2.8 million of long-lived intangible asset impairments. This decrease in gross profit occurred despite cost reduction efforts, which have included headcount reductions, salary reductions, and other steps to adjust the Production Testing Division's cost structure in light of current market conditions.

The Production Testing Division reported a pretax loss compared to pretax earnings during the prior year period, primarily due to the decreased gross profit discussed above and the goodwill impairment recorded during the current year period. We account for goodwill in accordance with ASC 350-20, and the impairments of goodwill reflect the significant decreases in future profitability and cash flows expected in the current market environment. General and administrative expenses decreased due to approximately $0.8 million of decreased employee-related expenses, primarily from reduced headcount, salary reductions, and other employee related cost reductions, and $0.6 million of decreased general expenses. These decreases were offset by increased allocated cost of $0.2 million. The Division continues to review additional opportunities to further reduce its operating and administrative cost levels in light of current market conditions.

Compression Division

	Three Months Ended March 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$81,695	$102,889	$(21,194)	(20.6)%
Gross profit	6,955	22,787	(15,832)	(69.5)%
Gross profit as a percentage of revenue	8.5%	22.1%
General and administrative expense	10,232	11,238	(1,006)	(9.0)%
General and administrative expense as a percentage of revenue	12.5%	10.9%
Goodwill Impairment	92,334	—	92,334
Interest (income) expense, net	8,802	8,679	123
Other (income) expense, net	288	466	(178)
Income (loss) before taxes	$(104,701)	$2,404	$(107,105)
Income before taxes as a percentage of revenue	(128.2)%	2.3%

Compression Division revenues decreased during the current year period compared to the prior year period, primarily due to reduced compression and related services revenues. The $18.2 million decrease in compression service revenues resulted primarily from the reduction in overall utilization in total horsepower compared to the prior year period. The decreased overall utilization was caused by declining demand for low-horsepower production enhancement compression services as a result of lower oil and natural gas commodity prices and declining demand for mid- and high-horsepower compression services as a result of lower customer capital expenditure budgets. Revenues from sales of compressor packages and parts during the current year quarter decreased $3.0 million compared to the prior year quarter due to decreased sales of compressors and parts.

Compression Division gross profit decreased during the current year period compared to the prior year period as a result of the lower demand for compressors and compression services discussed above. In addition, the Compression Division recorded $7.9 million of long-lived intangible asset impairments. Competitive pricing pressures and rate reduction requests in the current market environment have also resulted in reduced gross profit. During the first quarter of 2016, the Compression Division took additional steps to reduce its operating costs and improve operating efficiencies. The impact of these cost reduction efforts is expected to result in additional cost efficiencies in future periods.

The Compression Division recorded a pretax loss during the current year period compared to a pretax earnings during the prior year period primarily due to the impairment of goodwill during the current year period pursuant to ASC 350-20. In addition to the decreased gross profit discussed above, interest expense increased as a result of increased borrowings outstanding by CCLP under the CCLP Credit Agreement during the current year quarter compared to the prior year quarter. General and administrative expense levels decreased compared to the prior year period, mainly due to administrative cost and salary reductions.

Offshore Division

Offshore Services Segment

	Three Months Ended March 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$10,246	$11,783	$(1,537)	(13.0)%
Gross loss	(5,989)	(5,970)	(19)	(0.3)%
Gross profit as a percentage of revenue	(58.5)%	(50.7)%
General and administrative expense	1,718	2,743	(1,025)	(37.4)%
General and administrative expense as a percentage of revenue	16.8%	23.3%
Interest (income) expense, net	—	—	—
Other (income) expense, net	—	(65)	65
Loss before taxes	$(7,707)	$(8,648)	$941	10.9%
Loss before taxes as a percentage of revenue	(75.2)%	(73.4)%

Revenues for the Offshore Services segment decreased during the current year quarter compared to the prior year quarter primarily due to reduced revenues from its well abandonment and diving services businesses. Decreased diving services and well abandonment activity levels in the U.S. Gulf of Mexico during the current quarter reflected an overall reduction in demand in this market, due to a postponement of certain well abandonment projects. Given the current low oil and natural gas commodity price environment, Offshore Services anticipates a continued decrease in demand for its services for the foreseeable future. Offshore Services revenues during the current year quarter include work performed for our Maritech segment, with $0.5 million of such work being performed during the current year quarter compared to $0.3 million of revenues during the prior year quarter. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

Gross loss for the Offshore Services segment remained consistent compared to the prior year period as the impact of decreased activity levels for heavy lift and diving services as discussed above was offset as a result of cost reduction measures and process efficiencies that have been implemented. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment loss before taxes decreased compared to the prior year period primarily due to a reduction in general and administrative expenses, primarily from reduced salary and employee related expenses of approximately $0.7 million and decreased professional services and general expenses of $0.1 million and $0.2 million, respectively. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Three Months Ended March 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$89	$1,506	$(1,417)	(94.1)%
Gross profit (loss)	(315)	1,299	(1,614)	(124.2)%
General and administrative expense	305	324	(19)	(5.9)%
General and administrative expense as a percentage of revenue	342.7%	21.5%
Interest (income) expense, net	—	—	—
Other (income) expense, net	—	—	—
Income (loss) before taxes	$(620)	$975	$(1,595)	(163.6)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward. Revenue decreased during the current year quarter compared to the prior year period due to the suspension of production on one of Maritech's non-operated properties.

Maritech reported a gross loss during the current year quarter compared to gross profit during the prior year quarter, primarily due to the reduction in revenues discussed above.

Maritech reported a pretax loss during the current year quarter compared to pretax income during the prior year period due to the gross loss as discussed above.

Corporate Overhead

	Three Months Ended March 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(114)	$(253)	$139	54.9%
General and administrative expense	9,929	8,850	1,079	12.2%
Interest (income) expense, net	6,052	5,131	921
Other (income) expense, net	289	329	(40)
Loss before taxes	$(16,384)	$(14,563)	$(1,821)	(12.5)%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year quarter, primarily due to increased general and administrative expense. Corporate general and administrative expenses increased due to approximately $0.9 million of increased professional service fees, and $0.5 million of increased general expenses. These increased administrative expenses were offset by increased costs allocated to other segments of approximately $0.3 million. Interest expense increased due to the issuance of the Series 2015 Senior Notes in November 2015. Corporate other expenses decreased compared to the prior year quarter due to increased gains associated with foreign currency derivative instruments of approximately $0.2 million.

Liquidity and Capital Resources

Despite the significantly challenging market environment for a number of our businesses, our consolidated cash flows from operating activities decreased only slightly during the first three months of 2016 compared to the corresponding prior year period. This minimal decrease occurred despite a significant decrease in revenues and profitability and was due to a number of mitigating factors, including the impact of cost reduction efforts and the focus on improved collections of customer accounts receivable compared to the corresponding prior year period. Approximately $15.1 million of our consolidated operating cash flows during the three months ended March 31, 2016 were generated by CCLP, and we received approximately $5.6 million of distributions from CCLP during the three months ended March 31, 2016 compared to $7.3 million during the corresponding prior year period. We believe the cost reduction steps taken have enhanced our capital structure and operating cash flows and additional steps may be taken to enhance our operating cash flows in the future. Our ability to meet our financial obligations and fund future growth is dependent on future levels of consolidated operating cash flows and the availability of capital resources in uncertain operating and financial markets.

We and CCLP are in compliance with all covenants and conditions of our respective credit agreements and senior note agreements as of March 31, 2016. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our Credit Agreement financial covenants as of September 30, 2016. With regard to CCLP, also considering financial forecasts based on current market conditions, it is also reasonably possible that CCLP will not be in compliance with one of the financial covenants of the CCLP Credit Agreement as of September 30, 2016. See "Financing Activities" below for further discussion. We and CCLP are currently in discussions with the respective lenders to amend the respective credit agreements to, among other provisions, favorably adjust these financial covenants. However, there is no assurance that we or CCLP will be successful in obtaining any favorable amendment to our respective credit agreements.

Our consolidated sources and uses of cash during the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016	Three months ended March 31, 2015
	(In Thousands)
Operating activities	$25,261	$27,815
Investing activities	(1,992)	(46,349)
Financing activities	(20,538)	5,636

Because of the level of consolidated debt, it is increasingly important to consider TETRA's capital structure and CCLP's capital structure separately, as we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with TETRA's debt. (See Financing Activities section below for a complete discussion of the terms of TETRA's and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $841.4 million as of March 31, 2016. However, approximately $566.5 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP and secured by its assets. Through our 44% ownership interest in CCLP and ownership of incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly distributions. Approximately $10.3 million of the $25.8 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of March 31, 2016, and subject to compliance with the respective financial covenants and other provisions of the agreements that may limit borrowings under the respective credit facilities, CCLP had availability of approximately $163.9 million under the CCLP Credit Agreement, and we had availability of approximately $196.9 million under our Credit Agreement.

Operating Activities

Cash flows generated by operating activities totaled $25.3 million during the first three months of 2016 compared to $27.8 million during the corresponding prior year period, a decrease of $2.6 million. Operating cash flows decreased due to the increase in the amount spent on Maritech decommissioning activity, as approximately $3.4 million of decommissioning activity was performed during the three months ended March 31, 2016 compared to $0.6 million during the corresponding prior year period. We have taken steps to aggressively manage working capital, which resulted in increased collections of accounts receivable during the first three months of 2016 compared to the corresponding prior year period, despite decreased activity levels. In addition, we also are focused on managing inventory levels. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for the vast majority of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. The dramatic decreases in oil and natural gas prices during 2015, particularly oil prices, significantly reduced the current capital expenditure and operating plans of our oil and gas customers, affecting each of our operating segments. The volatility of oil and natural gas prices is expected to continue in the future. Worldwide drilling activity related to oil and natural gas wells has decreased, particularly affecting our Production Testing and Fluids Divisions. In addition, our Compression Division operations are also highly vulnerable to the impact of a sustained low natural gas price environment. A large portion of our consolidated cash flows generated by operating activities during 2015 resulted from equipment and product sales and specific customer projects that may not recur in 2016 at current oil and natural gas industry activity levels. If oil and gas industry activity levels remain at current levels or decrease in the future, we expect that our levels of operating cash flows will be negatively affected.

During the first portion of 2016, we have continued to take steps to reduce operating and administrative headcount, defer salary increases, reduce salaries, and implement other cost reductions for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have resulted in increased operating cash flows and improved profitability, partially offsetting the financial impact of the current market environment. We will continue to review for other opportunities to reduce costs.

As of March 31, 2016, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $45.3 million. Approximately $3.7 million of this amount is expected to be performed during the twelve month period ended March 31, 2017, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with offshore platforms that were previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

Asset retirement obligations are recorded in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 410, whereby the estimated fair value of a liability for asset retirement obligations is recorded in the period in which it is incurred and a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for Maritech asset retirement obligations are considered reasonable estimates consistent with market conditions at the time they are made, and we believe reflect the amount of work required to be performed in accordance with Bureau of Safety and Environmental Enforcement ("BSEE") standards, as revised from time to time.

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

Investing Activities

During the first three months of 2016, the total amount of our net cash utilized on investing activities was $2.0 million. Total cash capital expenditures during the first three months of 2016 were $3.2 million. Approximately

$0.5 million of our capital expenditures during the first three months of 2016 was spent by our Fluids Division, the majority of which related primarily to chemical plant improvements. Our Production Testing Division spent approximately $0.2 million on capital expenditures, primarily to add to its international production testing equipment fleet. Our Compression Division spent approximately $1.4 million, primarily for the expansion of its high-horsepower compressor and equipment fleet. Our Offshore Services segment spent approximately $1.3 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

Generally, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, a majority of these planned expenditures have been postponed or canceled in an effort to conserve capital or otherwise address expected future market conditions. We currently have no long-term capital expenditure commitments and are reviewing all capital expenditure plans carefully during the current period of reduced demand for our products and services in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future. Excluding the capital expenditures of our Compression Division, we expect to spend approximately $15 to $20 million during 2016, primarily for maintenance projects. Our Compression Division expects to spend approximately $20 to $25 million during 2016. The level of future growth capital expenditures depends on forecasted demand for our products and services. If the forecasted demand for our products and services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly. The level of capital expenditures during 2016 is also subject to the impact of possible acquisitions.

Financing Activities

To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities from short-term borrowings, long-term borrowings, operating leases, equity issuances, and other sources of capital. On March 23, 2016, we filed a universal shelf Registration Statement on Form S-3 with the Securities and Exchange Commission and it was declared effective on April 13, 2016. For further discussion, see Other Sources and Uses section below.

We and CCLP are in compliance with all covenants and conditions under our respective long-term debt agreements as of March 31, 2016. The continuing ability to comply with these financial covenants depends largely upon our and CCLP's abilities to generate adequate cash flow. Historically, our and CCLP's financial performance has been more than adequate to meet these covenants. Due to the decreased demand for certain of our and CCLP's products and services by our respective customers, we and CCLP have taken strategic cost reduction efforts, including headcount reductions, deferrals of wage increases, wage reductions, and other efforts to reduce costs and generate cash. We and CCLP believe the steps taken have enhanced the capital structures and operating cash flows for us and CCLP and may continue to enhance our respective operating cash flows in the future. However, considering financial forecasts based on current market conditions as of May10, 2016, it is reasonably possible that we will not be in compliance with one of our Credit Agreement financial covenants as of September 30, 2016. If any such non-compliance event occurs and is not remedied in a timely manner, a default will occur under our Credit Agreement. Any event of default on our Credit Agreement, if not timely remedied, could result in a termination of all commitments of our lenders thereunder and an acceleration of all amounts owed thereunder and of our outstanding senior notes. With regard to CCLP, also considering financial forecasts based on current market conditions, it is also reasonably possible that CCLP will not be in compliance with one of the financial covenants of the CCLP Credit Agreement as of September 30, 2016. If any such non-compliance event occurs with respect to CCLP and is not remedied in a timely manner, a default will occur under the associated long-term credit agreement. Any event of default, if not timely remedied, could result in a termination of all commitments of CCLP's lenders thereunder and an acceleration of all amounts owed thereunder of CCLP's outstanding senior notes. We and CCLP are currently in discussions with the respective lenders to amend our respective credit agreements to, among other provisions, favorably adjust these financial covenants. However, there is no assurance that we or CCLP will be successful in obtaining any favorable amendment to our respective credit agreements. We cannot predict how an extended period of low commodity prices will affect our operations and liquidity levels.

See CCLP Long-Term Debt section below for discussion of CCLP's long-term debt.

Our Long-Term Debt

Our Bank Credit Facility. As of May 9, 2016, TETRA (excluding CCLP) has an outstanding balance on its revolving credit facility (the "Credit Agreement") of $42.8 million, and had $7.6 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability, subject to compliance with our financial covenants and other provisions of the Credit Agreement that limit borrowings under the Credit Facility, of $174.7 million. These amounts do not reflect the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement, and is discussed further below.

Under the Credit Agreement, which matures on September 30, 2019, the revolving credit facility is unsecured and guaranteed by our material U.S. subsidiaries (excluding CCLP and its subsidiaries). Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 1.50% to 2.75%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.225% to 0.500% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and an initial maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.25. The maximum leverage ratio decreased to 3.0 as of March 31, 2016. Consolidated net earnings under the credit facility is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries (which does not include CCLP), including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (including CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein. At March 31, 2016, our leverage ratio was 2.08 to 1, compared to 1.86 to 1 at December 31, 2015 and 2.94 to 1 at December 31, 2014. At March 31, 2016, our interest coverage ratio was 4.55 to 1, compared to 6.33 to 1 at December 31, 2015. Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our Senior Unsecured Notes and Senior Secured Notes. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under the Credit Agreement.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default.

Our Senior Unsecured Notes. Each of the Series 2010-A, Series 2010-B, Series 2013 and Series 2015 Senior Notes (the "Senior Unsecured Notes") was sold in the United States to accredited investors pursuant to an exemption from the Securities Act of 1933. The Senior Unsecured Notes are unsecured and are guaranteed by substantially all of our wholly owned U.S. subsidiaries. The 2015 Senior Note Purchase Agreement and the Note Purchase Agreements (together, "the Senior Unsecured Note Purchase Agreements"), contain customary covenants that limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments. In addition, the Senior Unsecured Note Purchase Agreements require us to maintain certain financial ratios, including a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.5. Consolidated net earnings under the Senior Unsecured Note Purchase Agreements is the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles, excluding certain items more specifically described therein. Under these Senior Unsecured Note Purchase Agreements, the financial ratio requirements include a minimum interest coverage ratio of 2.5 and a maximum leverage ratio of 3.5. At March 31, 2016, our leverage ratio was 2.08 to 1, compared to 1.86 to 1 at December 31, 2015.

Deterioration of the financial ratios could result in a default by us under the Senior Unsecured Note Purchase Agreements and, if not remedied, could result in termination of the Senior Unsecured Note Purchase Agreements and acceleration of any outstanding balances. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our Senior Unsecured Note Purchase Agreements.

The Senior Unsecured Note Purchase Agreements contain the following cross-default provisions. If we or any of our restricted subsidiaries (i) fails to make any payment when due beyond any applicable grace period under any indebtedness of at least $20.0 million, (ii) defaults in the performance of or compliance with any term of any indebtedness in an aggregate outstanding principal amount of at least $20.0 million or of any mortgage, indenture or other agreement relating to such indebtedness or any other condition exists, and as a result of such default or condition such indebtedness is accelerated and declared due and payable before its stated maturity or before its regularly scheduled dates for payment, or (iii) become obligated to purchase or repay indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $20.0 million or one or more persons have the right to require us or any of our subsidiaries to purchase or repay such indebtedness. Upon the occurrence and during the continuation of an event of default under the Senior Unsecured Note Purchase Agreements, the Senior Unsecured Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the Senior Notes at the time outstanding. We are in compliance with all covenants and conditions of the Senior Unsecured Note Purchase Agreements as of March 31, 2016.

On April 26, 2016, we announced the commencement of Tender Offers to purchase for cash any and all of the outstanding Series 2010-A Senior Notes, Series 2010-B Senior Notes, and Series 2013 Senior Notes (together the "Tender Offer Senior Notes"), which total $100 million in the aggregate. The Tender Offers are scheduled to expire immediately after 11:59 p.m., Eastern Time, on May 24, 2016, unless extended by us in our sole discretion or if we terminate the Tender Offers earlier. The offered consideration for the Tender Offer Senior Notes is an amount, payable in cash, equal to $100,000 per $100,000 principal amount of Tender Offer Senior Notes validly tendered prior to the Expiration Time, and validly accepted for purchase by us, plus accrued and unpaid interest on such Senior Notes up to, but not including, the date of payment for such notes. Our obligation to consummate each of the Tender Offers is contingent upon the satisfaction of (i) a financing condition, which may include borrowings under our Credit Agreement, a new credit facility and/or the proceeds of offerings of our debt or equity securities, and (ii) certain general conditions, each as further discussed in the related Offers to Purchase.

Our Senior Secured Notes. On April 30, 2015, and pursuant to a Note Purchase Agreement dated March 18, 2015 with Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative for the noteholders (the "Noteholder Representative"), and Wells Fargo Energy Capital, Inc., in its capacity as the sole initial purchaser (the "Senior Secured Note Purchase Agreement"), we issued and sold $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"). In February 2016, we repaid $10.0 million of the amount outstanding under the Senior Secured Notes. In May 2016, we repaid an additional $10.0 million of the amount outstanding under the Senior Secured Notes, using available cash. The Senior Secured Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The Senior Secured Notes are secured by our accounts receivable (excluding CCLP accounts receivable) and our common units in CCLP and the Senior Secured Note Purchase Agreement includes financial covenants consistent with those applicable to our existing bank revolving credit facility. The Note Purchase Agreement contains customary covenants and default and cross default provisions consistent with the agreements governing our other TETRA indebtedness.

On November 5, 2015, we entered into the Second Amendment to the Senior Secured Note Purchase Agreement that (i) provided for the extension of the maturity date of the Senior Secured Notes from April 1, 2017 to April 1, 2019, (ii) amended certain definitions in the Note Purchase Agreement and (iii) required us to pay an extension fee.

CCLP Long-Term Debt

CCLP’s Bank Credit Facilities. Under CCLP's bank credit agreement (the "CCLP Credit Agreement"), CCLP and CSI Compressco Sub, Inc. are named as the borrowers and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit Agreement matures on August 4, 2019 and includes a maximum credit commitment of $400.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of borrowings under the CCLP Credit Agreement is subject to certain limitations, including borrowing limitations as a result of financial covenants. As of May 9, 2016, CCLP has a balance outstanding under the CCLP Credit Agreement of $241.0 million, has $2.1 million letters of credit and performance bonds outstanding, and subject to compliance with financial covenants and other provisions in the CCLP Credit Agreement that limit borrowings under the CCLP Credit Agreement, has availability under the CCLP Credit Agreement of $156.9 million.

The CCLP Credit Agreement requires CCLP to maintain (i) a minimum consolidated interest coverage ratio (ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of 3.0 to 1.0, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA) of 5.25 to 1.0 (with step downs to 5.0 to 1.0 beginning September 30, 2016), and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 4.0 to 1.0, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis. At March 31, 2016, the CCLP consolidated total leverage ratio was 4.80 to 1 and the CCLP interest coverage ratio was 3.78 to 1. In addition, the CCLP Credit Agreement includes customary negative covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The CCLP Credit Agreement provides that CCLP can make distributions to holders of its common units, but only if there is no default or event of default under the facility.

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

The Obligors issued the CCLP Securities pursuant to the Indenture dated as of August 4, 2014 (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The CCLP Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the CCLP Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The CCLP Senior Notes are scheduled to mature on August 15, 2022.

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants and conditions of the CCLP Senior Note Purchase Agreement as of March 31, 2016.

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

Although near-term growth plans have been suspended and are subject to our efforts to conserve cash and rationalize our cost structure during the current period of low oil and natural gas prices, we maintain a long-term growth strategy for our core businesses. On March 23, 2016, we filed a universal shelf Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC"). On April 13, 2016, the Registration Statement on Form S-3 was declared effective by the SEC. Pursuant to this registration statement, we may sell debt or equity securities in one or more public offerings up to a total public offering price of $400 million. We believe that this shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require. As part of our long-term strategic growth plans, we will evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of equity or debt securities. CCLP has also temporarily suspended many of its capital expenditure projects, CCLP's long-term growth objectives are funded from cash available under its credit facilities, other borrowings, cash generated from the issuance of its common units, as well as its available cash.

CCLP’s Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the three months ended March 31, 2016, CCLP distributed approximately $12.8 million, including approximately $7.2 million to its non-affiliated unitholders.

Off Balance Sheet Arrangements

As of March 31, 2016, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

During the three months ended March 31, 2016, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel monitor the status of these companies. As of March 31, 2016, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

Contractual Obligations

Our consolidated contractual obligations and commitments principally consist of obligations associated with our outstanding indebtedness, CCLP's outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases. During the first three months of 2016, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

For additional information about our contractual obligations as of December 31, 2015, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual Report on Form 10-K for the year ended December 31, 2015.

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, those set forth in Item 1A "Risk Factors" in Part II of this Quarterly Report on Form 10-Q, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 4, 2016. We depend on U.S. and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and operating cash flows to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through March 31, 2016, there have been no material changes pertaining to our interest risk rate exposures as disclosed in our Form 10-K for the year ended December 31, 2015.

Exchange Rate Risk

As of March 31, 2016, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2015, except for the following:

Deterioration of our financial ratios could result in covenant defaults under our long-term debt agreements and result in decreased credit availability.

As of March 31, 2016, our total debt outstanding included $20.6 million under our bank revolving credit agreement (the "Credit Agreement") and $265.0 million of our Senior Unsecured Notes and Senior Secured Notes. In addition, our consolidated balance sheet includes approximately $579.6 million of long-term debt of CCLP (consisting of approximately $234.0 million under the CCLP Credit Agreement and approximately $345.6 million under the CCLP Senior Notes). Additional growth could result in increased debt levels to support our or CCLP's capital expenditure needs or acquisition activities. Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and increase our vulnerability to general adverse economic and industry conditions.

Each of these long-term debt agreements contains customary covenants and other restrictions and requirements. The agreements require us to maintain certain financial ratios, including a minimum interest charge coverage ratio and a maximum leverage ratio, both of which are defined in our Credit Agreement and in the note purchase agreements relating to our Senior Unsecured Notes and Senior Secured Notes. Deterioration of these ratios could result in a default under the agreements. Although these agreements include cross-default provisions relating to other of our indebtedness that is greater than a defined amount, we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with our debt. If any of our indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under our long-term debt agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of our lenders thereunder and an acceleration of all amounts owed thereunder and of our senior notes.

Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a minimum interest charge coverage ratio (ratio of a defined measure of earnings to interest) of 3.0 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of 3.0. Consolidated net earnings under our Credit Agreement is the aggregate of our net income (or loss) and the net income (or loss) of our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as distributions from CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. This definition of consolidated net earnings excludes an amount of extraordinary and nonrecurring gains and losses up to 25% of a measure of earnings. In addition, the note purchase agreements relating to our Senior Unsecured Notes and Senior Secured Notes include similar financial covenants. Under these note purchase agreements, the financial ratio requirements include a minimum interest coverage ratio of 2.5 and a maximum leverage ratio of 3.5. At March 31, 2016, our leverage ratio was 2.08 to 1.

Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate operating cash flows. Historically, our financial performance has been more than adequate to meet these covenants. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash to mitigate the reduced demand for our products and services. We believe the steps taken have enhanced our capital structure and operating cash flows and may continue to enhance our operating cash flows in the future. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that we will not be in compliance with one of our Credit Agreement financial covenants as of September 30, 2016. We are currently in discussions with the lenders to amend the Credit Agreement to, among other provisions, favorably adjust these financial covenants. However, there is no assurance that we will be successful in obtaining any favorable amendment to our Credit Agreement.

Deterioration of CCLP's financial ratios could result in covenant defaults under the CCLP Credit Agreement and result in decreased credit availability and reduced distributions to us.

CCLP has a credit agreement (the "CCLP Credit Agreement") with a borrowing capacity of up to $400 million, subject to borrowing base requirements. As of March 31, 2016, CCLP's outstanding borrowings under the CCLP Credit Agreement were $234.0 million. In addition, CCLP has $350 million in aggregate principal amount of CCLP 7.25% Senior Notes outstanding. CCLP depends on the earnings and cash flow generated by its operations to meet its debt service obligations. Payment of CCLP's debt service obligations reduces cash available for distribution to its common unitholders including to us. The operating and financial restrictions and covenants applicable to the CCLP Credit Agreement and the CCLP 7.25% Senior Notes restrict its ability to take certain actions. Violations of these restrictions and covenants may result in a breach of, or CCLP's inability to borrow under, the CCLP Credit Agreement, including to fund distributions (if CCLP elected to do so).

The CCLP Credit Agreement contains covenants requiring CCLP to maintain (i) a consolidated interest coverage ratio (ratio of consolidated EBITDA to consolidated interest charges) of not less than 3.0 to 1.0; (ii) a consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBTIDA) of not more than 5.25 to 1.0 (with step down as of September 30, 2016 to 5.0 to 1.0); and (iii) a consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of not more than 4.0 to 1.0, in each case calculated on a quarterly basis for the trailing four quarters. The CCLP Credit Agreement provides that CCLP may make distributions to holders of its common units, but only if there is no default under the CCLP Credit Agreement. CCLP's ability to comply with the covenants and restrictions contained in the CCLP Credit Agreement may be affected by events beyond its control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, CCLP's ability to comply with these covenants may be impaired. A failure to comply with the provisions of the CCLP Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under the CCLP Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against CCLP or its subsidiaries’ assets, and force CCLP and its subsidiaries into bankruptcy or liquidation. If the payment of CCLP's debt is accelerated, its assets may be insufficient to repay such debt in full, and the holders of CCLP common units, including us, could experience a partial or total loss of their investment. An event of default by CCLP under the CCLP Credit Agreement could also result in a default under the CCLP 7.25% Senior Notes

CCLP is in compliance with all covenants and conditions of the CCLP Credit Agreement as of March 31, 2016. CCLP's continuing ability to comply with its financial covenants depends largely upon CCLP's ability to generate adequate cash flow. Historically, CCLP financial performance has been more than adequate to meet these covenants, and CCLP expects this trend to continue. However, as a result of the recent decreased demand for certain of CCLP's products and services by CCLP's customers in response to decreased oil and natural gas prices beginning in 2014, and CCLP's expectation that the reduced demand will continue for an indefinite period, CCLP has taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. CCLP believes the steps taken have enhanced its operating cash flows and preserved its cash, and additional steps may be taken to continue to enhance its operating cash flows and preserve cash in the future. However, considering financial forecasts based on current market conditions as of May 10, 2016, it is reasonably possible that CCLP will not be in compliance with one of the financial covenants of the CCLP Credit Agreement as of September 30, 2016. CCLP is currently in discussions with its lender to amend the CCLP Credit Agreement to, among other provisions, favorably adjust its financial covenants.

However, there is no assurance that CCLP will be successful in obtaining any favorable amendment to the CCLP Credit Agreement.

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

During the three months ended March 31, 2016, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech estimates that of the total amount of decommissioning liabilities associated with properties sold to this company, Maritech is exposed to a high level of risk on properties that had decommissioning liabilities at the time they were sold in 2011 of approximately $6 million. This amount, which is net to Maritech's interest, may not be representative of the current fair value of these obligations and does not reflect the potential benefit of bonding that may be available to Maritech if it were to be required to perform such obligations. Maritech and its legal counsel monitor the status of these companies. There can be no assurance that Maritech will not become legally responsible to perform decommissioning work on properties it previously sold, resulting in charges to our future earnings and increases to our future operating cash requirements.

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

During the three months ended March 31, 2016, continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including companies that are joint-owners in Maritech oil and gas properties and decommissioning obligations currently owned or from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. Certain of these previous owners of Maritech properties who are obligated to pay Maritech in the future are currently experiencing severe financial difficulties, including one company which filed for bankruptcy protection during the third quarter of 2015. The majority of the amounts owed to Maritech by these companies are not contractually required to be paid to Maritech until several years in the future. Nevertheless, we are monitoring the financial condition of this company, and if current oil and natural gas pricing levels continue, this company may be unable to pay Maritech for contractual amounts owed. Maritech intends to take any action necessary to protect Maritech's interests. Although certain of these decommissioning obligations may not be performed for many years, there can be no assurance that the current oil and gas price environment will not result in charges to our future earnings and increases to our future operating cash requirements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
January 1 – January 31, 2016	—	(2)	$—	—	$14,327,000
February 1 – February 29, 2016	—	(2)	—	—	14,327,000
March 1 – March 31, 2016	917	(2)	6.47	—	14,327,000
Total	917			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

During the first quarter of 2016, as part of our assessment of goodwill impairment conducted in connection with the preparation of our financial statements for the period ended March 31, 2016, we determined that our Compression and Production Testing reporting units had carrying values in excess of their estimated fair values as a result of expected reduced demand for their products and services in response to decreased oil and natural gas prices. Based on our analysis, we concluded that an impairment totaling $106.2 million of recorded goodwill for these reporting units was required. This impairment was recorded during the first quarter of 2016.

Also during the first quarter of 2016, and in connection with the preparation of our financial statements for the period ended March 31, 2016, our Compression and Production Testing reporting units recorded impairments totaling approximately $10.7 million, associated with a portion of the carrying values of certain identified intangible assets for these reporting units.

The impairment charges described above are not expected to result in future capital expenditures. For additional information, see "Note A - "Basis of Presentation and Significant Accounting Policies, Goodwill and Impairment of Long-Lived Assets" contained in the Notes to Consolidated Financial Statements.

Item 6. Exhibits.

Exhibits:

10.1
Amendment No. 2 to the TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 26, 2016 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2016.

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

TETRA Technologies, Inc.

Date:	May 10, 2016	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	May 10, 2016	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	May 10, 2016	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

10.1
Amendment No. 2 to the TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 26, 2016 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2016 and 2015; (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2016.