Form 10-Q
period 2016-09-30
TETRA TECHNOLOGIES INC
filed 2016-11-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

As of November 9, 2016, there were 92,685,274 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Product sales	$55,162	$124,748	$177,305	$359,286
Services and rentals	121,391	180,396	344,237	513,269
Total revenues	176,553	305,144	521,542	872,555
Cost of revenues:
Cost of product sales	38,832	92,542	135,102	261,205
Cost of services and rentals	77,116	103,159	226,880	308,550
Depreciation, amortization, and accretion	31,852	38,909	98,997	116,319
Impairments of long-lived assets	—	—	10,927	—
Total cost of revenues	147,800	234,610	471,906	686,074
Gross profit	28,753	70,534	49,636	186,481
General and administrative expense	28,589	40,910	89,381	113,651
Goodwill impairment	—	—	106,205	—
Interest expense, net	14,325	13,196	43,299	40,231
Other (income) expense, net	8,424	1,005	9,930	1,123
Income (loss) before taxes	(22,585)	15,423	(199,179)	31,476
Provision for income taxes	1,443	4,687	1,804	8,997
Net income (loss)	(24,028)	10,736	(200,983)	22,479
(Income) loss attributable to noncontrolling interest	9,019	(981)	71,075	(2,247)
Net income (loss) attributable to TETRA stockholders	$(15,009)	$9,755	$(129,908)	$20,232
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.16)	$0.12	$(1.53)	$0.26
Average shares outstanding	91,746	79,219	85,093	79,098
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.16)	$0.12	$(1.53)	$0.25
Average diluted shares outstanding	91,746	79,792	85,093	79,455

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(24,028)	$10,736	$(200,983)	$22,479
Foreign currency translation adjustment	(1,654)	(6,628)	(4,503)	(14,056)
Comprehensive income (loss)	(25,682)	4,108	(205,486)	8,423
Comprehensive (income) loss attributable to noncontrolling interest	9,346	(1,164)	71,918	(3,375)
Comprehensive income (loss) attributable to TETRA stockholders	$(16,336)	$2,944	$(133,568)	$5,048

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,210	$23,057
Restricted cash	6,694	6,721
Trade accounts receivable, net of allowances of $6,243 in 2016 and $7,847 in 2015	120,175	184,172
Inventories	128,405	117,009
Assets held for sale	729	772
Prepaid expenses and other current assets	19,226	22,298
Total current assets	297,439	354,029
Property, plant, and equipment:
Land and building	79,208	79,462
Machinery and equipment	1,353,135	1,345,969
Automobiles and trucks	36,816	43,536
Chemical plants	183,853	181,014
Construction in progress	10,642	6,505
Total property, plant, and equipment	1,663,654	1,656,486
Less accumulated depreciation	(686,199)	(608,482)
Net property, plant, and equipment	977,455	1,048,004
Other assets:
Goodwill	6,636	112,945
Patents, trademarks and other intangible assets, net of accumulated amortization of $56,619 in 2016 and $44,695 in 2015	69,571	86,375
Deferred tax assets, net	24	25
Other assets	20,925	34,824
Total other assets	97,156	234,169
Total assets	$1,372,050	$1,636,202

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$40,900	$62,114
Unearned income	20,468	27,542
Accrued liabilities	53,158	80,970
Current portion of long-term debt	—	50
Decommissioning and other asset retirement obligations	376	14,570
Total current liabilities	114,902	185,246
Long-term debt, net of current portion	738,032	853,228
Deferred income taxes	8,251	9,467
Decommissioning and other asset retirement obligations, net of current portion	54,962	42,879
CCLP Series A Preferred Units	77,018	—
Other liabilities	21,651	31,202
Total long-term liabilities	899,914	936,776
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized at September 30, 2016 and 100,000,000 authorized at December 31, 2015; 92,704,476 shares issued at September 30, 2016 and 83,023,628 shares issued at December 31, 2015	927	830
Additional paid-in capital	325,653	256,184
Treasury stock, at cost; 2,835,032 shares held at September 30, 2016, and 2,766,958 shares held at December 31, 2015	(18,207)	(16,837)
Accumulated other comprehensive income (loss)	(46,792)	(43,135)
Retained earnings (deficit)	(85,732)	44,175
Total TETRA stockholders' equity	175,849	241,217
Noncontrolling interests	181,385	272,963
Total equity	357,234	514,180
Total liabilities and equity	$1,372,050	$1,636,202

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net income (loss)	$(200,983)	$22,479
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	98,997	116,319
Impairment of long-lived assets	10,927	—
Impairment of goodwill	106,205	—
Provision (benefit) for deferred income taxes	(1,002)	1,743
Equity-based compensation expense	11,549	7,816
Provision for doubtful accounts	2,323	4,108
Excess decommissioning and abandoning costs	2,795	786
Amortization of deferred financing costs	2,475	2,804
CCLP Series A Preferred offering costs	3,046	—
CCLP Series A Preferred accrued paid in kind distributions	723	—
CCLP Series A Preferred fair value adjustment	6,295	—
Other non-cash charges and credits	2,966	(1,165)
Gain on the extinguishment of debt	(540)	—
Gain on sale of assets	(2,242)	(2,656)
Changes in operating assets and liabilities:
Accounts receivable	59,816	14,428
Inventories	(19,193)	42,481
Prepaid expenses and other current assets	3,723	(835)
Trade accounts payable and accrued expenses	(57,068)	(87,908)
Decommissioning liabilities	(3,769)	(5,196)
Other	(1,379)	3,023
Net cash provided by operating activities	25,664	118,227
Investing activities:
Purchases of property, plant, and equipment	(15,438)	(96,143)
Proceeds on sale of property, plant, and equipment	2,994	4,902
Other investing activities	3,337	(3,706)
Net cash used in investing activities	(9,107)	(94,947)
Financing activities:
Proceeds from long-term debt	367,500	292,996
Principal payments on long-term debt	(485,451)	(308,945)
CCLP distributions	(21,642)	(28,289)
Proceeds from issuance of common stock, net of underwriters' discount	60,152	—
Proceeds from Series A Preferred Units, net of offering costs	67,321	—
Debt issuance costs and other financing activities	(4,094)	(332)
Net cash used in financing activities	(16,214)	(44,570)
Effect of exchange rate changes on cash	(1,190)	(1,616)
Increase (decrease) in cash and cash equivalents	(847)	(22,906)
Cash and cash equivalents at beginning of period	23,057	48,384
Cash and cash equivalents at end of period	$22,210	$25,478
Supplemental cash flow information:
Interest paid	$48,139	$31,399
Income taxes paid	3,311	6,475
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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. Our interests in oil and gas properties are proportionately consolidated. All intercompany accounts and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2016 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2016.

We consolidate the financial statements of CSI Compressco LP and its subsidiaries ("CCLP") as part of our Compression Division, as we determined that CCLP is a variable interest entity and we are the primary beneficiary. We control the financial interests of CCLP and have the ability to direct the activities of CCLP that most significantly impact its economic performance through our ownership of its general partner. The share of CCLP net assets and earnings that is not owned by us is presented as noncontrolling interest in our consolidated financial statements. Our cash flows from our investment in CCLP are limited to the quarterly distributions we receive on our CCLP common units and general partner interest (including incentive distribution rights) and the amounts collected for services we perform on behalf of CCLP, as TETRA's capital structure and CCLP's capital structure are separate, and do not include cross default provisions, cross collateralization provisions, or cross guarantees.

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

Throughout 2015 and continuing into 2016, low oil and natural gas commodity prices lowered the capital expenditure and operating plans of many of our customers, creating uncertainty regarding the expected demand for many of our products and services and the resulting cash flows from operating activities for the foreseeable future. In addition, the availability of new borrowings in current capital markets is more limited and costly. Accordingly, we and CCLP have implemented and continue to implement measures designed to lower our respective cost structures, improve our respective operating cash flows and liquidity, and strengthen our respective balance sheets. These measures include headcount reductions and wage reductions. We and CCLP also continue to negotiate with our suppliers and service providers to reduce costs. We and CCLP continue to critically review all capital expenditure activities and are deferring a significant portion of our respective growth and maintenance capital expenditure plans until they may be justified in the future by expected activity levels. We and CCLP believe the steps taken have enhanced our respective capital structures and operating cash flows and additional steps may be taken to enhance our respective operating cash flows in the future.

In May 2016, and pursuant to tender offers (the “Tender Offers”) to purchase for cash any and all of the outstanding Series 2010-A Senior Notes, Series 2010-B Senior Notes, and Series 2013 Senior Notes (together the "Tender Offer Senior Notes"), we purchased Tender Offer Senior Notes in an aggregate principal amount of $100.0 million, representing the total outstanding principal amount of the Tender Offer Senior Notes. In June 2016, upon the closing of our offering of our common stock, we issued 11.5 million shares of common stock and used the proceeds to repay the remaining balance outstanding under our Senior Secured Notes. (For further discussion of this common stock offering, see Note F - Equity.) In addition, in July 2016, we entered into amendments of the agreements governing our bank revolving credit facility (as amended, the "Credit Agreement") and our 11% Senior Notes due November 5, 2022 (the "11% Senior Notes Agreement") whereby, among other modifications, certain covenants under the Credit Agreement and 11% Senior Notes Agreement were favorably amended. (For further discussion of the Tender Offers and the amendments to these debt agreements, see Note B - Long-Term Debt and Other Borrowings.) We have reviewed our financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016, which consider the impact of cost reduction efforts, our June 2016 common stock offering, and the amendments to the Credit Agreement and the 11% Senior Note Agreement. Based on our financial forecasts, which are based on certain operating and other business assumptions that we believe to be reasonable as of November 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through September 30, 2017. However, there can be no assurance that the assumptions we have made will turn out to be accurate or that we will remain in compliance with these covenants going forward, and could consequently be in default under our Credit Agreement and 11% Senior Note Agreement if we were unable to obtain a waiver or amendment from our lenders.

In May 2016 and October 2016, CCLP entered into amendments of the agreement governing its bank revolving credit facility (as amended, the "CCLP Credit Agreement") by, among other things, favorably amending certain covenants, (See Note B - Long-Term Debt and Other Borrowings.) In August 2016 and September 2016, CCLP received $77.3 million of aggregate net proceeds, after deducting certain offering expenses, from the private placements (the "Initial Private Placement" and "Subsequent Private Placement") of its Series A Convertible Preferred Units (the "CCLP Preferred Units") and such proceeds were used to pay additional offering expenses and reduce outstanding indebtedness of CCLP under the CCLP Credit Agreement and the CCLP 7.25% Senior Notes. We purchased a portion of the CCLP Preferred Units for $10.0 million. (For further discussion of the issuance of CCLP Preferred Units, see Note C - CCLP Series A Convertible Preferred Units.) CCLP has reviewed its financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016 which consider the impact of recent cost reduction efforts, the amendments of the CCLP Credit Agreement, and the $77.3 million of aggregate net proceeds received from the private placement of Preferred Units. Based on these reviews and the current market conditions as of November 9, 2016, CCLP believes that despite the current industry environment and activity levels, it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with its debt covenants through September 30, 2017.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of September 30, 2016 consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash is expected to be released to the sellers in early 2017.

Inventories

Inventories are stated at the lower of cost or market value. Except for work in progress inventory discussed below, cost is determined using the weighted average method. Components of inventories as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016	December 31, 2015
	(In Thousands)
Finished goods	$68,856	$54,587
Raw materials	3,431	1,731
Parts and supplies	37,577	37,379
Work in progress	18,541	23,312
Total inventories	$128,405	$117,009

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Recycled brines are recorded at cost, using the weighted average method. Work in progress inventory consists primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas. The cost of work in process is determined using the specific identification method. During the nine month period ended September 30, 2016, $12.0 million of CCLP work in progress inventory was transferred to Property, Plant and Equipment. We write down the value of inventory by an amount equal to the difference between its cost and its market value.

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

As of September 30, 2016, we determined that there was no additional impairment of goodwill, as the fair value of our Fluids Division remains in excess of its carrying value. The carrying amounts of goodwill for the Fluids, Production Testing, Compression, and Offshore Services reporting units are net of $23.8 million, $111.8 million, $231.8 million, and $27.2 million, respectively, of accumulated impairment losses. The changes in the carrying amount of goodwill are as follows:

	Fluids	Production Testing	Compression	Offshore Services	Maritech	Total
	(In Thousands)
Balance as of December 31, 2014	$6,636	$53,682	$233,548	$—	$—	$293,866
Goodwill adjustments	—	(39,775)	(141,146)	—	—	(180,921)
Balance as of December 31, 2015	6,636	13,907	92,402	—	—	112,945
Goodwill adjustments	—	(13,907)	(92,402)	—	—	(106,309)
Balance as of September 30, 2016	$6,636	$—	$—	$—	$—	$6,636

Impairments of Long-Lived Assets

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future undiscounted operating cash flows to be generated from these assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related asset, an impairment is recognized for the excess of the carrying value over its fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for sale are recorded at the lower of carrying value or estimated fair value less estimated selling costs.

During the first nine months of 2016, primarily as a result of continuing decreased demand due to current market conditions, our Compression, Production Testing, and Fluids segments recorded $7.9 million, $2.8 million, and $0.3 million, respectively, of impairments associated with certain identified intangible assets. These amounts were charged to Impairments of Long-Lived Assets expense in the accompanying consolidated statement of operations.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Number of weighted average common shares outstanding	91,746	79,219	85,093	79,098
Assumed exercise of stock awards	—	573	—	357
Average diluted shares outstanding	91,746	79,792	85,093	79,455

For the three and nine month periods ended September 30, 2016, the average diluted shares outstanding excludes the impact of all outstanding stock awards, as the inclusion of these shares would have been antidilutive due to the net losses recorded during the periods. For the three and nine month periods ended September 30, 2015, the average diluted shares outstanding excludes the impact of 3,752,879 and 3,581,111, respectively, of average outstanding stock awards that have exercise prices in excess of the average market price, as the inclusion of these shares would have been antidilutive. For the three and nine month periods ended September 30, 2016, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units, as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been antidilutive.

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of income pursuant to operating lease arrangements for compressor packages and other equipment assets. For the three and nine month periods ended September 30, 2016 and 2015, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Rental revenue	$15,585	$30,478	$41,552	$122,476
Cost of rental revenue	$8,558	$11,245	$31,424	$53,680

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, respectively, as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in Other Expense and totaled $(0.2) million and $(0.5) million during the three and nine month periods ended September 30, 2016 and $0.5 million and $(1.8) million during the three and nine month periods ended September 30, 2015, respectively.

Income Taxes

Our consolidated provision for income taxes during the first nine months of 2015 and 2016 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rates for the three and nine month periods ended September 30, 2016 of negative 6.4% and negative 0.9%, respectively, were primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments recorded during the three month period ended March 31, 2016.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the determination of the carrying value of the CCLP Preferred Units (a Level 3 fair value measurement), which were issued in August and September 2016. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement), the initial recording of our decommissioning and other asset retirement obligations, and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term 11% Senior Notes and Tender Offer Senior Notes at September 30, 2016 and December 31, 2015, were approximately $121.9 million and $229.8 million, respectively, based on current interest rates on those dates, which were different from the stated interest rate on the on these notes. Those fair values compared to carrying amounts of such notes of

$125.0 million and $275.0 million, respectively. The fair values of the publicly traded CCLP 7.25% Senior Notes (as herein defined) at September 30, 2016 and December 31, 2015, were approximately $312.7 million and $259.9 million, respectively, (a level 2 fair value measurement) based on current interest rates on those dates, which were different from the stated interest rate on the CCLP 7.25% Senior Notes. Those fair values compared to a face amounts of $330.0 million and $350.0 million, respectively. See Note C - Long-Term Debt and Other Borrowings, for further discussion. We calculated the fair values of our 11% Senior Notes and Tender Offer Senior Notes as of September 30, 2016 and December 31, 2015, internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

The CCLP Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items. These unobservable items include (i) the volatility of the trading price of CCLP's common units compared to a volatility analysis of equity prices of CCLP's comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of the CCLP Preferred Units liability is increased by, among other factors, projected increases in CCLP's common unit price, and by increases in the volatility and decreases in the debt yields of CCLP's comparable peer companies. Increases (or decreases) in the fair value of CCLP Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).

A summary of these fair value measurements as of September 30, 2016 and December 31, 2015, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$77,018	$—	$—	$77,018
Asset for foreign currency derivative contracts	6	—	6	—
Liability for foreign currency derivative contracts	(105)	—	(105)	—
Net liability	$76,919

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$23	$—	$23	$—
Liability for foreign currency derivative contracts	(385)	—	(385)	—
Acquisition contingent consideration liability	—	—	—	—
Net liability	$(362)

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

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs	Year-to-Date Impairment
Description	March 31, 2016	(Level 1)	(Level 2)	(Level 3)	Losses
	(In Thousands)
Compression intangible assets	$—	—	—	—	$7,866
Compression goodwill	—	—	—	—	92,334
Production Testing intangible assets	—	—	—	—	2,805
Production Testing goodwill	—	—	—	—	13,871
Other	—	—	—	—	256
Total	$—				$117,132

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

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”  The ASU requires entities that have historically presented debt financing costs as an asset to present those costs as a direct deduction from the carrying amount of the related debt liability. This presentation will result in the debt issuance costs being presented the same way debt discounts have historically been handled. The ASU does not change the recognition, measurement, or subsequent measurement guidance for debt issuance costs. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods and is to be applied retrospectively. As a result of the retrospective adoption of this guidance during the quarter, deferred financing costs of $10.9 million and $13.5 million at September 30, 2016 and December 31, 2015, respectively, are netted against the carrying values of the Senior Notes of TETRA and CCLP.

Additionally, in accordance with ASU No. 2015-15, "Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements", issued in August 2015, we elected to present the deferred financing costs associated with the bank credit facilities of $6.3 million and $6.7 million at September 30, 2016 and December 31, 2015, respectively, as netted against the outstanding amount of the bank credit facilities of TETRA and CCLP.

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
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13, which has an effective date of the first quarter of fiscal 2022, also applies to employee benefit plan accounting. We are currently assessing the potential effects of these changes to our consolidated financial statements and employee benefit plan accounting.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" to reduce diversity in practice in classification of certain transactions in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a retrospective transition adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

We believe TETRA's capital structure and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt consists of the following:

		September 30, 2016	December 31, 2015
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility (presented net of the unamortized deferred financing costs of $1.9 million as of September 30, 2016 and $1.3 million as of December 31, 2015)	September 30, 2019	$125,849	$21,572
5.09% Senior Notes, Series 2010-A (presented net of unamortized deferred financing costs of $0 million as of September 30, 2016 and $0.1 million as of December 31, 2015)	December 15, 2017	—	46,809
5.67% Senior Notes, Series 2010-B (presented net of unamortized deferred financing costs of $0 million as of September 30, 2016 and $0.1 million as of December 31, 2015)	December 15, 2020	—	17,964
4.00% Senior Notes, Series 2013 (presented net of unamortized deferred financing costs of $0 million as of September 30, 2016 and $0.2 million as of December 31, 2015)	April 29, 2020	—	34,753
11.00% Senior Notes, Series 2015 (presented net of the unamortized discount of $4.6 million as of September 30, 2016 and $4.9 million as of December 31, 2015 and net of unamortized deferred financing costs of $3.9 million as of September 30, 2016 and $3.2 million as of December 31, 2015)	November 5, 2022	116,492	116,837
Senior Secured Notes (presented net of unamortized deferred financing costs of $0 million as of September 30, 2016 and $1.4 million as of December 31, 2015)	April 1, 2019	—	48,635
Other		—	50
TETRA total debt		242,341	286,620
Less current portion		—	(50)
TETRA total long-term debt		$242,341	$286,570

CCLP
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $4.4 million as of September 30, 2016 and $5.4 million as of December 31, 2015)	August 4, 2019	176,567	229,555
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $3.9 million as of September 30, 2016 and $4.5 million as of December 31, 2015 and net of unamortized deferred financing costs of $7.0 million as of September 30, 2016 and $8.4 million as of December 31, 2015)	August 15, 2022	319,124	337,103
CCLP total long-term debt		495,691	566,658
Consolidated total long-term debt		$738,032	$853,228

As a result of the retrospective adoption of ASU 2015-03 during the three months ended March 31, 2016, deferred financing costs of $20.2 million at December 31, 2015 were reclassified out of long-term other assets and are netted against the carrying values of the bank credit facilities and Senior Notes of TETRA and CCLP. As of September 30, 2016, long-term debt is presented net of deferred financing costs of $17.3 million. In addition, amortization of deferred financing costs of $1.0 million and $2.8 million for the three and nine month periods ended September 30, 2015, respectively, were reclassified from Other Expense, net to Interest Expense, net in the accompanying consolidated statements of operations. As of the three and nine month periods ended September 30, 2016, $1.0 million and $3.1 million, respectively, of financing costs were expensed in interest expense.

As of September 30, 2016, TETRA (excluding CCLP) had an outstanding balance on its Credit Agreement of $127.8 million, and had $5.4 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $91.8 million. As of September 30, 2016, CCLP had a balance outstanding under the CCLP Credit Agreement of $181.0 million, had $7.6 million letters of credit and performance bonds outstanding, leaving a net availability under the CCLP Credit Agreement of $151.3 million. Availability under each of the TETRA Credit Agreement and the CCLP Credit Agreement is subject to compliance with the covenants and other provisions in the respective credit agreements that may limit borrowings thereunder. In addition, as of the November 2016 amendment to the CCLP Credit Agreement, availability under the CCLP Credit Agreement is also subject to a borrowing base limitation. See below for further discussion of the CCLP Credit Agreement.

As described below, we and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of September 30, 2016. We have reviewed our financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016, which consider the impact of cost reduction efforts, our June 2016 common stock offering, and the amendments to the Credit Agreement and the 11% Senior Note Agreement. Based on our financial forecasts, which are based on certain operating and other business assumptions that we believe to be reasonable as of November 9, 2016, we anticipate that, despite the current industry environment and activity levels, we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under our debt agreements through September 30, 2017. With regard to CCLP, considering financial forecasts as of November 9, 2016, and as a result of the impact of recent cost reduction efforts, the May 2016 and November 2016 amendments of the CCLP Credit Agreement, and the $77.3 million of aggregate net proceeds received from the private placements of the CCLP Preferred Units (including $10.0 million of proceeds received from us related to our purchase of a portion of the CCLP Preferred Units), CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its debt agreements through September 30, 2017.

Our Long-Term Debt

Our Credit Agreement. On July 1, 2016, we entered into an amendment (the "Fourth Amendment") of our Credit Agreement that replaced and modified certain covenants in the Credit Agreement. Pursuant to the Fourth Amendment, the interest charge coverage ratio covenant was deleted and replaced with a fixed charge coverage ratio covenant. The fixed charge coverage ratio compares (a) EBITDA (as adjusted and defined in the Credit Agreement) less (1) cash income tax expense, (2) non-financed capital expenditures, and (3) cash dividends and distributions to (b) interest expense plus (1) scheduled principal payments and (2) stock purchases. The Fourth Amendment provides that the fixed charge coverage ratio may not be less than 1.25 to 1 as of the end of any fiscal quarter. The consolidated leverage ratio covenant was amended and may not exceed (a) 4.00 to 1 at the end of the fiscal quarters ending during the period from and including June 30, 2016 through and including March 31, 2018, (b) 3.75 to 1 at the end of the fiscal quarters ending during the period from and including June 30, 2018 through and including December 31, 2018, and (c) 3.5 to 1 at the end of each of the fiscal quarters thereafter. In addition, subsequent to the Fourth Amendment, borrowings will bear interest at the British Bankers Association LIBOR rate plus 2.25% to 4.00%, or an alternate base rate plus 0.00% to 1.00%, in each case depending on one of our financial ratios, and the commitment fee on unused portions of the facility will range from 0.35% to 0.75%. The Fourth Amendment also resulted in additional modifications, including a requirement that all obligations under the Credit Agreement and the guarantees of such obligations be secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders of the Credit Agreement as well as the holder of our 11% Senior Notes. Pursuant to the Fourth Amendment, bank fees and other financing costs of $0.8 million were deferred, netting against the carrying value of the amount outstanding during the nine month period ended September 30, 2016.

At September 30, 2016, our consolidated leverage ratio was 3.64 to 1 (compared to 4.00 to 1 maximum as allowed under the Credit Agreement) and our fixed charge coverage ratio was 2.32 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement).

Our Senior Notes. In May 2016, we purchased for cash the Tender Offer Senior Notes, in the aggregate principal amount of $100.0 million, plus accrued and unpaid interest, pursuant to previously announced Tender Offers. The consideration paid for the Tender Offer Senior Notes was a cash amount equal to $100,000 per $100,000 principal amount of the Tender Offer Senior Notes validly tendered (and not validly withdrawn) prior to the expiration time of each Tender Offer, and validly accepted for purchase by us. The purchase of the Tender Offer Senior Notes was funded by borrowings under our Credit Agreement. In connection with the repayment of the Tender Offer Senior Notes, approximately $0.4 million of remaining unamortized deferred finance costs were charged to other expense during the nine month period ended September 30, 2016.

In June 2016, and following the issuance of 11.5 million shares of our common stock, we utilized a portion of the $60.4 million of net proceeds to repay the remaining $30.0 million outstanding under our Senior Secured Notes. The remaining proceeds were used to pay offering related expenses and reduce the amount of borrowings outstanding under our Credit Agreement. In connection with the repayment of the Senior Secured Notes, $1.1 million of remaining unamortized deferred finance costs were charged to other expense during the nine month period ended September 30, 2016.

On July 1, 2016, we entered into an Amended and Restated Note Purchase Agreement (the "Amended and Restated 11% Senior Note Agreement") with GSO Tetra Holdings LP ("GSO"), to amend and replace the previous Note Purchase Agreement relating to our $125.0 million aggregate principal amount of 11% Senior Notes due November 5, 2022 (the "11% Senior Notes"). The Amended and Restated 11% Senior Note Agreement amends certain covenants, including replacing the interest coverage ratio covenant in the previous Note Purchase Agreement with a minimum permitted fixed charge coverage ratio at the end of any fiscal quarter of 1.1 to 1. Additionally, the maximum permitted ratio of consolidated funded indebtedness at the end of any fiscal quarter to a defined measure of earnings increased from 3.50 to 1 to (a) 4.50 to 1 as of the end of any fiscal quarter ending during the period commencing July 1, 2016 and ending on March 31, 2018, (b) 4.25 to1 as of the end of any fiscal quarter ending during the period commencing on June 30, 2018 and ending on December 31, 2018 and (c) 4.00 to 1 as of the end of any fiscal quarter ending thereafter. Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Notes are now secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries. See the above discussion of the Fourth Amendment to our Credit Agreement for a description of these security interests. The 11% Senior Notes are now pari passu in right of payment to all borrowings under the Credit Agreement and rank at least pari passu in right of payment with all other outstanding indebtedness. The Amended and Restated 11% Senior Note Agreement contains customary covenants that limit our ability to, among other things; incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments as set forth in the Amended and Restated 11% Senior Note Agreement. Pursuant to the Amended and Restated 11% Senior Note Agreement, lender fees and other financing costs of $1.3 million were deferred, netting against the carrying value of the amount outstanding during the nine month period ended September 30, 2016.

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

CCLP Long-Term Debt

CCLP Credit Agreement. On May 25, 2016, CCLP entered into an amendment (the "CCLP Third Amendment") to the CCLP Credit Agreement that, among other things, modified certain financial covenants in the CCLP Credit Agreement. As discussed below, these financial covenants were further amended in November 2016. In addition, the CCLP Third Amendment provided for other changes related to the CCLP Credit Agreement including (i) reducing the maximum aggregate lender commitments from $400.0 million to $340.0 million; (ii) increasing the applicable margin by 0.25% with a range between 2.00% and 3.00% per annum for LIBOR-based loans and 1.00% to 2.00% per annum for base-rate loans, based on the applicable consolidated total leverage ratio; (iii) imposed a requirement that CCLP use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; (iv) imposed a requirement to deliver on an annual basis, and at such other times as may be required, an appraisal of CCLP's compressor equipment; (v) increased the amount of equipment and real property that may be disposed of in any four consecutive fiscal quarters from $5.0 million to $20.0 million; (vi) allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and (vii) reduced the amount of CCLP's permitted capital expenditures in the ordinary course of business during each fiscal year from $150.0 million to an amount generally ranging from $25.0 million in 2016 to $75.0 million in 2019. As a result of the reduction of the maximum lender commitment pursuant to the Third Amendment, unamortized deferred finance costs of $0.7 million were charged to interest expense during the nine months ended September 30, 2016. Pursuant to the CCLP Third Amendment, bank fees of $0.7 million were incurred during the nine month period ended September 30, 2016 and were deferred, netting against the carrying value of the amount outstanding under the CCLP Credit Agreement.

On November 3, 2016, CCLP entered into an additional amendment (the "CCLP Fourth Amendment") to the CCLP Credit Agreement that, among other changes, further modified certain covenants in the CCLP Credit Agreement. The CCLP Fourth Amendment converted the CCLP Credit Agreement from a secured revolving credit facility into an asset-based revolving credit facility ("ABL Facility"). Borrowings under the CCLP Credit Agreement, as amended, may not exceed a borrowing base equal to the sum of (i) 80% of the aggregate net amount of our eligible accounts receivable, plus (ii) 20% of the aggregate value of any eligible parts inventory, in the event we elect to include eligible parts inventory pursuant to a notice to the administrative agent, plus (iii) 80% of the net in-place eligible compressor equipment, decreased each month by the amount of associated depreciation expense, plus (iv) 80% of the cost of new eligible compressor equipment, and minus (v) the amount of any reserves established by the administrative agent in its discretion. In addition, the CCLP Fourth Amendment imposed other requirements, including requirements related to borrowing base reporting on a monthly basis and provisions to permit periodic appraisal and inspection of collateral assets. Pursuant to the CCLP Fourth Amendment, certain additional restrictive provisions ("cash dominion provisions") are imposed if an event of default has occurred and is continuing or excess availability under the ABL Facility falls below $30.0 million. The CCLP Fourth Amendment modified certain covenants as follows: (i) the consolidated total leverage ratio may not exceed (a) 5.75 to 1 as of September 30, 2016, (b) 5.95 to 1 as of the fiscal quarters ended December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter. (ii) the consolidated secured leverage ratio may not exceed (a) 3.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter; and (iii) the consolidated interest coverage ratio may not fall below (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter. In addition, the CCLP Fourth Amendment reduced the maximum aggregate lender commitments from $340.0 million to $315.0 million. The CCLP Fourth Amendment provides for an increase in the applicable margin by 0.25% in the event the consolidated leverage ratio exceeds 5.50 to 1, resulting in a range for the applicable margin between 2.00% and 3.25% per annum for LIBOR-based loans and 1.00% to 2.25% per annum for base-rate loans, according to the consolidated total leverage ratio. The CCLP Fourth Amendment also amended the covenant regarding restricted payments (which include distributions on CCLP's common units) by providing that no restricted payment may be made if, after giving effect to such restricted payment, the excess availability under the ABL Facility would be less than $30.0 million. As a result of the further reduction of the aggregate lender commitments pursuant to the CCLP Fourth Amendment, unamortized deferred finance costs of $0.3 million will be charged to interest expense during the three months ended December 31, 2016.

At September 30, 2016, CCLP's consolidated total leverage ratio was 4.83 to 1 (compared to 5.50 to 1 maximum as then required under the CCLP Credit Agreement), its consolidated secured leverage ratio was 1.75 to 1 (compared to 3.50 to 1 maximum as then required under the CCLP Credit Agreement) and its consolidated interest coverage ratio was 3.36 to 1 (compared to a 3.0 to 1 minimum as then required under the CCLP Credit Agreement).

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the CCLP Credit Agreement, exclude the long-term liability for the CCLP Preferred Units, among other items, in the determination of total indebtedness.

CCLP 7.25% Senior Notes

On August 8, 2016, in connection with the closing of the Private Placement, CCLP entered into a Note Repurchase Agreement (the “CCLP Note Repurchase Agreement”) with Hudson Bay Fund LP pursuant to which CCLP agreed to repurchase up to $20.0 million of its CCLP 7.25% Senior Notes due August 15, 2022 (the “CCLP 7.25% Senior Notes”). Any repurchase of the CCLP 7.25% Senior Notes by CCLP was conditioned on it receiving proceeds from the sale of additional equity securities of CCLP, including, without limitation, additional CCLP Preferred Units or Series A Parity Securities (as defined in the Series A Preferred Unit Purchase Agreement) between August 8, 2016 and October 12, 2016. Additionally, the aggregate repurchase price of CCLP 7.25% Senior Notes shall not be greater than the proceeds then received by CCLP from the sale of equity described in the preceding sentence. For further discussion of the CCLP Preferred Units, see Note C - CCLP Series A Convertible Preferred Units.

In September 2016, CCLP repurchased on the open market and retired $20.0 million aggregate principal amount of its CCLP 7.25% Senior Notes for a purchase price of $18.8 million, at an average repurchase price of 94% of the principal amount of the CCLP 7.25% Senior Notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the CCLP Preferred Units. In connection with the repurchase of these CCLP 7.25% Senior Notes, $0.5 million of early extinguishment net gain was credited to other expense during the three month period ended September 30, 2016, representing the difference between the repurchase price and the $20.0 million aggregate principal amount of the CCLP 7.25% Senior Notes repurchased, and $0.7 million of remaining unamortized deferred finance costs and discounts associated with the repurchased CCLP 7.25% Senior Notes. In October 2016, CCLP repurchased on the open market and retired an additional $34.1 million aggregate principal amount of CCLP 7.25% Senior Notes, for a purchase price of $32.1 million plus accrued interest. A portion of the CCLP 7.25% Senior Notes repurchased during September and October 2016 included the CCLP 7.25% Senior Notes held by Hudson Bay Fund LP, and following the repurchase of these CCLP 7.25% Senior Notes from Hudson Bay Fund LP, the above CCLP Note Repurchase Agreement was canceled.

NOTE C – CCLP SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016 and September 20, 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “CCLP Unit Purchase Agreements”) with certain purchasers to issue and sell in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 of CSI Compressco LP Series A Convertible Preferred Units representing limited partner interests in CCLP (the “CCLP Preferred Units”) for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total net proceeds to CCLP, after deducting certain offering expenses, of $77.3 million. We purchased 874,891 of the CCLP Preferred Units in the Initial Private Placement at the aggregate Issue Price of $10.0 million. The net proceeds from the Initial Private Placement and Subsequent Private Placement were used to pay additional offering expenses and reduce outstanding CCLP indebtedness under the CCLP Credit Agreement and the CCLP 7.25% Senior Notes.

In connection with the closing of the Initial Private Placement, CSI Compressco GP Inc (our wholly owned subsidiary) executed a Second Amended and Restated Agreement of Limited Partnership of CCLP (the “Amended and Restated CCLP Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of CCLP with respect to distribution rights and rights upon liquidation. We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of CCLP common units in the future below a set price.

A ratable portion of the CCLP Preferred Units will be converted into CCLP common units on the eighth day of each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, the CCLP Preferred Units will convert into common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the previous month, among other factors , and as otherwise impacted by the existence of certain conditions related to the common units. CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement.

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
Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units, net of the units we purchased, is classified as long-term liabilities on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of September 30, 2016 was $77.0 million. Changes in the fair value during each quarterly period, including the $6.3 million increase in fair value during the third quarter of 2016 subsequent to the issuance of the CCLP Preferred Units, are charged to other expense in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of September 30, 2016, the theoretical number of CCLP common units that would be issued if all of the CCLP Preferred Units were settled as of September 30, 2016 would be approximately 8.1 million common units, with an aggregate market value of $86.1 million. A $1 decrease in the average trading price per CCLP common unit would result in the issuance of 0.8 million additional common units pursuant to these conversion provisions.

In addition, the CCLP Unit Purchase Agreements include certain provisions regarding change of control, transfer of CCLP Preferred Units, indemnities, and other matters described in detail in the respective CCLP Unit Purchase Agreement. In connection with the closings of the Initial and Subsequent Private Placements, CCLP paid total transaction fees of $2.1 million to its financial advisors for these transactions. These transaction fees were charged to other expense in the accompanying consolidated statements of operations. The CCLP Unit Purchase Agreements contain customary representations, warranties and covenants of CCLP and the purchasers.

CCLP Registration Rights Agreement. On August 8, 2016 and September 20, 2016, in connection with the closings of the Preferred Units, CCLP entered into Registration Rights Agreements (collectively, the “Registration Rights Agreement”) with the purchasers relating to the registered resale of the common units issuable upon conversion of the CCLP Preferred Units, including any CCLP Preferred Units issued in kind pursuant to the terms of the Amended and Restated CCLP Partnership Agreement. Pursuant to the Registration Rights Agreement, CCLP is required to file or cause to be filed a registration statement for such registered resale at its expense no later than 90 days after the closing and is required to cause the registration statement to become effective no later than 180 days after the August 8, 2016 closing, subject to certain liquidated damages set forth in the Registration Rights Agreement if such obligations are not met. Pursuant to the requirements under the Registration Rights Agreement, CCLP filed a registration statement on Form S-3 with the Securities and Exchange Commission on November 4, 2016.

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

We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The values of our asset retirement obligations for these non-Maritech properties were $9.7 million and $9.1 million as of September 30, 2016 and December 31, 2015, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three and nine month period ended September 30, 2016, are as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
	(In Thousands)
Beginning balance for the period, as reported	$55,023	$57,449
Activity in the period:
Accretion of liability	632	1,438
Retirement obligations incurred	—	—
Revisions in estimated cash flows	7	220
Settlement of retirement obligations	(324)	(3,769)
Ending balance	$55,338	$55,338

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

Asset retirement obligations are recorded in accordance with FASB ASC 410, "Asset Retirement and Environmental Obligations," whereby the estimated fair value of a liability for asset retirement obligations be recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for our Maritech asset retirement obligations are considered reasonable estimates consistent with current market conditions, and we believe reflect the amount of work legally obligated to be performed in accordance with Bureau of Safety and Environmental Enforcement ("BSEE") standards, as revised from time to time.

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

Derivative Contracts

Foreign Currency Derivative Contracts. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2016, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase pounds sterling	4,635	1.31	10/19/2016
Forward purchase Mexican peso	6,758	19.38	10/19/2016
Forward sale Norwegian krone	1,218	8.21	10/19/2016
Forward sale Mexican peso	2,781	19.38	10/19/2016

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of September 30, 2016 and December 31, 2015, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at September 30, 2016	Fair Value at December 31, 2015
		(In Thousands)
Forward sale contracts	Current assets	$6	$23
Forward purchase contracts	Current assets	—	—
Forward sale contracts	Current liabilities	(32)	(31)
Forward purchase contracts	Current liabilities	(73)	(354)
Net asset (liability)		$(99)	$(362)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2016, we recognized $0.4 million and $1.6 million of net losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program. During the three and nine month periods ended September 30, 2015, we recognized $0.5 million and $0.2 million, respectively, of net losses reflected in other (income) expense, net, associated with this program.

NOTE F – EQUITY

Changes in equity for the three and nine month periods ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,
	2016			2015
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$190,449	$197,335	$387,784	$376,355	$378,690	$755,045
Net income (loss)	(15,009)	(9,019)	(24,028)	9,755	981	10,736
Foreign currency translation adjustment	(1,327)	(327)	(1,654)	(6,444)	(184)	(6,628)
Comprehensive Income (loss)	(16,336)	(9,346)	(25,682)	3,311	797	4,108
Exercise of common stock options	115	—	115	63	—	63
Proceeds from the issuance of stock, net of offering costs	(153)	—	(153)	—	—	—
Distributions to public unitholders	—	(7,224)	(7,224)	—	(9,565)	(9,565)
Equity-based compensation	1,774	774	2,548	3,163	454	3,617
Treasury stock and other	—	(154)	(154)	(9)	(21)	(30)
Tax benefit upon exercise of stock options			—	(42)	—	(42)
Ending balance as of September 30	$175,849	$181,385	$357,234	$382,841	$370,355	$753,196

	Nine Months Ended September 30,
	2016			2015
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$241,217	$272,963	$514,180	$369,713	$395,888	$765,601
Net income (loss)	(129,908)	(71,075)	(200,983)	20,232	2,247	22,479
Foreign currency translation adjustment	(3,660)	(843)	(4,503)	(12,927)	(1,129)	(14,056)
Comprehensive Income (loss)	(133,568)	(71,918)	(205,486)	7,305	1,118	8,423
Exercise of common stock options	142	—	142	164	—	164
Proceeds from the issuance of stock, net of offering costs	60,124	—	60,124	—	—	—
Distributions to public unitholders	—	(21,642)	(21,642)	—	(28,289)	(28,289)
Equity-based compensation	9,313	2,236	11,549	6,157	1,659	7,816
Treasury stock and other	(1,379)	(254)	(1,633)	(252)	(21)	(273)
Tax adjustment upon cancellation of stock options	—	—	—	(246)	—	(246)
Ending balance as of September 30	$175,849	$181,385	$357,234	$382,841	$370,355	$753,196

Activity within the foreign currency translation adjustment account during the periods includes no reclassifications to net income.

Issuance of Common Stock. On June 21, 2016, we completed an underwritten public offering of 11.5 million shares of our common stock, which included 1.5 million shares of common stock pursuant to an option granted to the underwriters to purchase additional shares, at a price to the public of $5.50 per share ($5.2525 per share net of underwriting discounts). We utilized the net offering proceeds of $60.2 million to repay the remaining balance outstanding of our Senior Secured Notes, to reduce the balance outstanding under our Credit Agreement, to pay offering related discounts and expenses, and for general corporate purposes. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on March 23, 2016.

Issuance of CCLP Preferred Units. In August 2016 and September 2016, CCLP received $77.3 million of aggregate net proceeds, after deducting certain offering expenses, from the private placements of the CCLP Preferred Units. (For further discussion of the issuance of CCLP Preferred Units, see Note C - CCLP Series A Convertible Preferred Units.)

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

During the nine months ended September 30, 2016, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel continue to monitor the status of these companies. As of September 30, 2016, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$40,922	$75,128	$133,409	$240,052

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Production Testing Division	—	—	—	—
Compression Division	14,002	49,145	43,205	116,264
Offshore Division
Offshore Services	—	—	116	595
Maritech	238	475	575	2,375
Total Offshore Division	238	475	691	2,970
Consolidated	$55,162	$124,748	$177,305	$359,286

Services and rentals
Fluids Division	$21,687	$35,437	$49,061	$92,745
Production Testing Division	14,046	27,725	45,202	97,326
Compression Division	56,716	79,781	185,299	242,006
Offshore Division
Offshore Services	29,239	37,882	65,488	84,801
Maritech	—	—	—	—
Intersegment eliminations	(297)	(429)	(813)	(3,609)
Total Offshore Division	28,942	37,453	64,675	81,192
Consolidated	$121,391	$180,396	$344,237	$513,269

Interdivision revenues
Fluids Division	$1	$22	$86	$53
Production Testing Division	1,019	1,217	3,118	3,559
Compression Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Interdivision eliminations	(1,020)	(1,239)	(3,204)	(3,612)
Consolidated	$—	$—	$—	$—

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
Total revenues
Fluids Division	$62,610	$110,587	$182,556	$332,850
Production Testing Division	15,065	28,942	48,320	100,885
Compression Division	70,718	128,926	228,504	358,270
Offshore Division
Offshore Services	29,239	37,882	65,604	85,396
Maritech	238	475	575	2,375
Intersegment eliminations	(297)	(429)	(813)	(3,609)
Total Offshore Division	29,180	37,928	65,366	84,162
Interdivision eliminations	(1,020)	(1,239)	(3,204)	(3,612)
Consolidated	$176,553	$305,144	$521,542	$872,555

Income (loss) before taxes
Fluids Division	$8,835	$33,215	$8,931	$83,535
Production Testing Division	(4,222)	(4,528)	(27,924)	(4,961)
Compression Division	(15,766)	2,070	(124,506)	5,974
Offshore Division
Offshore Services	1,879	4,576	(5,792)	(1,977)
Maritech	(643)	(1,649)	(4,664)	(987)
Intersegment eliminations	—	—	—	—
Total Offshore Division	1,236	2,927	(10,456)	(2,964)
Interdivision eliminations	(2)	5	5	(5)
Corporate Overhead(1)	(12,666)	(18,266)	(45,229)	(50,103)
Consolidated	$(22,585)	$15,423	$(199,179)	$31,476

	September 30,
	2016	2015
	(In Thousands)
Total assets
Fluids Division	$332,322	$414,246
Production Testing Division	93,916	195,920
Compression Division	832,839	1,205,023
Offshore Division
Offshore Services	127,813	140,815
Maritech	3,538	5,068
Total Offshore Division	131,351	145,883
Corporate Overhead and eliminations	(18,378)	(19,759)
Consolidated	$1,372,050	$1,941,313

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In Thousands)
General and administrative expense	$8,748	$13,440	$26,698	$33,978
Depreciation and amortization	101	230	328	743
Interest expense	4,699	4,011	16,347	13,423
Other general corporate expense, net	(882)	585	1,856	1,959
Total	$12,666	$18,266	$45,229	$50,103

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

Business Overview

In response to the continuing current oil and gas industry environment and the diminished demand for many of our products and services, which we expect to continue, we and our CSI Compressco LP subsidiary ("CCLP") continue to take steps to reduce costs and preserve liquidity. In July 2016, we amended the agreements governing our bank revolving credit facility (as amended, the "Credit Agreement") and our 11% Senior Notes due November 5, 2022 (the "11% Senior Notes Agreement") whereby, among other modifications, certain covenants under the Credit Agreement and 11% Senior Notes Agreement were favorably amended. In November 2016, our CSI Compressco LP subsidiary ("CCLP") amended the agreement governing its bank revolving credit facility (as amended, the "CCLP Credit Agreement") that, among other things, converted its credit facility to an asset-based lending facility and favorably amended certain other covenants. In August 2016 and September 2016, CCLP received $77.3 million of aggregate net proceeds, after deducting certain offering expenses, from private placements (the "Initial Private Placement" and "Subsequent Private Placement") of its Series A Convertible Preferred Units (the "CCLP Preferred Units") and such proceeds were used to pay additional offering expenses and reduce outstanding indebtedness of CCLP under the CCLP Credit Agreement and the CCLP 7.25% Senior Notes due August 15, 2022 (the “CCLP 7.25% Senior Notes”). We purchased a portion of the CCLP Preferred Units for an aggregate of $10.0 million. These steps, along with ongoing steps to reduce operating and administrative expenses, defer capital expenditures, and aggressively manage working capital, have enhanced our balance sheet and improved our operating cash flows. We and CCLP plan to consider certain additional debt and/or equity financing transactions with a view of generating additional cash to reduce the amounts of our outstanding borrowings under our respective credit agreements, repay or refinance additional amounts of our respective senior notes, and generate additional liquidity.

Our consolidated results of operations during the three months ended September 30, 2016 continue to reflect the challenges experienced by each of our businesses in the current oil and gas services environment. Decreased demand for most of our products and services reflects the industry-wide reduction in drilling and completion activity which has resulted in decreased revenues for each of our segments during the current year period compared to the corresponding prior year period. The 42.1% decrease in consolidated revenues during the current year quarter compared to the prior year quarter reflects both the decrease in activity and the competitive pricing pressures experienced by the majority of our businesses in each of their operating regions. Consolidated gross profit decreased 59.2%, despite cost reduction measures taken by each of our businesses, largely due to the benefit during the prior year period from a customer project associated with a completion fluids technology that was introduced during 2015. This decrease in consolidated gross profit was despite the aggressive reductions in operating and administrative costs that we and CCLP have made through headcount reductions, salary reductions, work week reductions, suspension of company matching contributions under the 401(k) retirement plan, and other cost reduction efforts designed to partially mitigate the impact of decreased revenues. We also continue to negotiate with our suppliers and service providers to reduce costs in the current environment. The significant decrease in consolidated general and administrative expenses compared to the prior year quarter was partially offset by increased interest and other expenses caused primarily by the impact from increased interest rates and from the issuance of the CCLP Preferred Units. In addition, the impact from decreased consolidated cash provided from operating activities during the current year period compared to the prior year period was largely offset by decreased capital expenditure activity for these periods. Growth and maintenance capital expenditure levels continue to be significantly reduced for each of our businesses, as we are conserving cash in the current environment until such reductions are no longer justified by expected future activity levels. We continue to consider additional cost reductions as well as maintaining our efforts to manage working capital, particularly in the collection of customer receivables. We also continue to monitor the evolving financial condition of many of our customers during this current downturn, balancing the benefits of generating operating cash flows with the risk of exposing our businesses to additional credit risk exposure. We and CCLP believe that each of the cost reduction and capital structuring measures taken enhances our respective abilities to continue to remain fiscally responsible for the uncertain duration of the current operating environment, and position each of us to capitalize on growth opportunities as industry conditions improve.

We do not analyze or manage our capital structure on a consolidated basis, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's long-term debt and TETRA's long-term debt. Approximately $495.7 million of our consolidated debt balance is owed by CCLP, and is to be serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures) and is secured by the assets of CCLP.

The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service and secure our and CCLP's respective capital structures.

	September 30, 2016
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$8,857	$13,353	$—	$22,210
Affiliate receivables	5,461	—	(5,461)	—
Other current assets	187,224	88,005	—	275,229
Property, plant and equipment, net	315,277	662,178	—	977,455
Other assets, including investment in CCLP	57,258	37,967	1,931	97,156
Total assets	$574,077	$801,503	$(3,530)	$1,372,050

Affiliate payables	$—	$5,461	$(5,461)	$—
Other current liabilities	72,067	42,835	—	114,902
Long-term debt, net	242,341	495,691	—	738,032
CCLP Series A Preferred Units	—	88,080	(11,062)	77,018
Other non-current liabilities	83,820	1,044	—	84,864
Total equity	175,849	168,392	12,993	357,234
Total liabilities and equity	$574,077	$801,503	$(3,530)	$1,372,050

TETRA’s debt is serviced by its existing cash balances and cash provided from operating activities (excluding CCLP) and the distributions received from CCLP in excess of cash capital expenditures (excluding CCLP). During the nine months ended September 30, 2016, consolidated cash provided from operating activities was $25.7 million, which included $45.5 million generated by CCLP. Our cash provided from operating activities is reduced by the amount we spent on Maritech decommissioning liabilities, which was $3.8 million during the nine months ended September 30, 2016. In addition, during the first nine months of 2016 we received $16.7 million from CCLP as our share of CCLP common unit distributions.

Our consolidated operating cash flows during the nine months ended September 30, 2016 decreased by $92.6 million, or 78.3%, compared to the corresponding prior year period, primarily due to decreased earnings. Partially offsetting the decrease in revenues and earnings, our consolidated operating cash flows reflect the impact of the fiscal management steps noted above, including a focus on timely collection of accounts receivable and other steps to manage working capital. Consolidated capital expenditures were $15.4 million during the nine months ended September 30, 2016, and included $7.6 million of capital expenditures by our Compression Division, compared to $96.1 million of consolidated capital expenditures during the corresponding prior year period, including $76.0 million by our Compression Division. Our lower capital expenditure levels reflect our efforts to defer or reduce capital expenditure projects in the current market environment. Key objectives associated with our separate capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our 11% Senior Notes. CCLP also continues to monitor its 2016 capital expenditure program, in light of current low demand levels for its compression products and services in the current environment, minimizing borrowings under the CCLP Credit Agreement. TETRA's future consolidated operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech asset retirement obligations. The amount of recorded liability for these remaining obligations is approximately $45.6 million as of September 30, 2016. Approximately $0.4 million of this amount is expected to be performed during the twelve month period ending September 30, 2017, with the timing of a portion of this work being subject to change.

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

CCLP Series A Preferred Units

Because the CCLP Preferred Units may be settled using a variable number of common units, the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480 "Distinguishing Liabilities and Equity." Changes in the fair value during each quarterly period, if any, are charged or credited to other (income) expense, net in the accompanying consolidated statements of operations. To calculate the estimated fair value of the CCLP Preferred Units, we utilize market information related to debt instruments, the trading price of the CCLP common units, and lattice modeling techniques. Because the CCLP Preferred Units are convertible into CCLP common units at the option of the holder, the fair value of the CCLP Preferred Units will generally increase or decrease with the trading price of the CCLP common units, and this increase (decrease) in CCLP Preferred Unit fair value will be charged (credited) to earnings. Because of the volatility of market factors inherent in the estimation of the fair value of the CCLP Preferred Units, including the trading price of the CCLP common units, the volatility of our earnings may increase. During the three month period ended September 30, 2016, the estimated fair value of the CCLP Preferred Units increased to $77.0 million, resulting in a $6.3 million charge to other (income) expense, net during the period.

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets, including identified intangible assets, is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The oil and gas industry is cyclical, and our estimates of the amount of future cash flows, the period over which these estimated future cash flows will be generated, as well as the fair value of an impaired asset, are imprecise. Our failure to accurately estimate these future operating cash flows or fair values could result in certain long-lived assets being overstated, which could result in impairment charges in periods subsequent to the time in which the impairment indicators were first present. Alternatively, if our estimates of future operating cash flows or fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. During the first nine months of 2016, primarily as a result of the significant decrease in oil and natural gas prices, we recorded consolidated long-lived asset impairments of $10.9 million. During periods of economic uncertainty, the likelihood of additional material impairments of long-lived assets is higher due to the possibility of decreased demand for our products and services.

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

Throughout 2015, and continuing during the first nine months of 2016, lower oil and natural gas commodity prices have resulted in a decreased demand for many of the products and services of each of our reporting units. With regard to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and are expected to continue to be decreased for the foreseeable future. Accordingly, the fair value for the Compression Division reporting unit, including the market capitalization for CCLP, was less than its carrying value as of March 31, 2016. For our Production Testing Division reporting unit, demand for production testing services decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of March 31, 2016. As part of our internal annual business outlook for each of our reporting units that we performed during the fourth quarter of 2015, we considered changes in the global economic environment that affected the equity prices and market capitalizations of TETRA and CCLP. As part of the first step of goodwill impairment testing as of March 31, 2016, we updated our annual assessment of the future cash flows for each of our reporting units, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. Our Maritech and Offshore Services reporting units are excluded, because they do not contain goodwill. We calculated a present value of the respective cash flows for each of the other reporting units to arrive at an estimate of fair value under the income approach and then used the market approach to corroborate these values. Based on these assumptions, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes $6.6 million of goodwill as of March 31, 2016 June 30, 2016 and September 30, 2016.

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

Results of Operations

Three months ended September 30, 2016 compared with three months ended September 30, 2015.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$176,553	$305,144	$(128,591)	(42.1)%
Gross profit	28,753	70,534	(41,781)	(59.2)%
Gross profit as a percentage of revenue	16.3%	23.1%
General and administrative expense	28,589	40,910	(12,321)	(30.1)%
General and administrative expense as a percentage of revenue	16.2%	13.4%
Interest expense, net	14,325	13,196	1,129	8.6%
Other (income) expense, net	8,424	1,005	7,419
Income (loss) before taxes	(22,585)	15,423	(38,008)
Income (loss) before taxes as a percentage of revenue	(12.8)%	5.1%
Provision (benefit) for income taxes	1,443	4,687	(3,244)
Net income (loss)	(24,028)	10,736	(34,764)
Net (income) loss attributable to noncontrolling interest	9,019	(981)	10,000
Net income (loss) attributable to TETRA stockholders	$(15,009)	$9,755	$(24,764)

Consolidated revenues for the current quarter decreased compared to the prior year quarter due to continuing overall oil and gas services industry market challenges as a result of lower oil and natural gas commodity prices compared to the comparable period of 2015. Each of our segments reported decreased revenues due to the impact of reduced demand for our products and services. The Compression Division reported the most significant reduction in revenues, due to lower compression equipment utilization, increased pricing pressure, and decreased sales of compressor packages and parts, combining for $58.2 million of decreased revenues. Our Fluids and Production Testing Divisions each also reported significantly decreased revenues during the current year period, due to lower industry demand and activity levels in each of the domestic and international markets they serve. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit decreased during the current year quarter compared to the prior year quarter due to the reduced demand for our products and services, as well as the impact of pricing pressures in each of our businesses. Our Fluids Division reported the most significant reduction in gross profit, primarily due to decreased activity related to offshore completion fluids products and services compared to the prior year quarter. Despite this decrease, our Fluids Division reported the highest gross profit of any of our divisions during the current year period. The results of each of our businesses reflect the impact of additional company-wide salary reductions that were implemented during the current year period and are expected to continue to result in reduced operating expenses going forward. We continue to review the cost structure of each of our businesses for opportunities to further improve gross profit.

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

Consolidated interest expense increased in the current year quarter compared to the prior year quarter primarily due to the increased interest recorded related to the paid in kind distributions on the CCLP Preferred Units that were issued during the current year period. In addition, Corporate interest expense increased compared to the prior year quarter due to the higher interest from the 11% Senior Notes compared to our prior senior notes that were outstanding in the corresponding prior year quarter, and despite the net impact of debt reduction from the issuance of common stock during the second quarter of 2016. Interest expense during the current and prior year periods includes $1.0 million of finance cost amortization.

Consolidated other expense was $8.4 million during the current year quarter compared to $1.0 million during the prior year quarter, primarily due to a $6.3 million consolidated fair value adjustment of the CCLP Preferred Units and $2.1 million of offering costs associated with the private placements of the CCLP Preferred Units.

Our consolidated provision for income taxes during the first nine months of 2015 and 2016 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended September 30, 2016 of negative 6.4% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Fluids Division

	Three Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$62,610	$110,587	$(47,977)	(43.4)%
Gross profit	15,369	41,704	(26,335)	(63.1)%
Gross profit as a percentage of revenue	24.5%	37.7%
General and administrative expense	6,434	8,450	(2,016)	(23.9)%
General and administrative expense as a percentage of revenue	10.3%	7.6%
Interest (income) expense, net	8	(15)	23
Other (income) expense, net	92	54	38
Income before taxes	$8,835	$33,215	$(24,380)	(73.4)%
Income before taxes as a percentage of revenue	14.1%	30.0%

The significant decrease in Fluids Division revenues during the current year quarter compared to the prior year quarter was primarily due to $34.2 million of decreased product sales revenues, primarily due to decreased clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico, reflecting the decreased rig count activity compared to the prior year quarter and decreased revenue from a customer well completion project during the prior year quarter using a completion fluid technology that was introduced during 2015. In addition, product sales revenues also decreased compared to the prior year quarter due to decreased domestic manufactured products sales revenues. Service revenues decreased $13.7 million, primarily due to reduced demand in the U.S. Gulf of Mexico for completion services as a result of a reduction in completion activity, including the impact from the prior year well completion project noted above. In addition, service revenues also decreased due to decreased water management services activity resulting from the impact of lower demand. We have begun to see an increased demand in the U.S. Gulf of Mexico for certain of our completion products and services during the current year quarter.

Fluids Division gross profit during the current year quarter significantly decreased compared to the prior year quarter primarily due to decreased revenues and decreased profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products and services associated with the fluid technology projects during the prior year period. In addition, gross profit declined as a result of reduced demand for manufactured products during the current year quarter compared to the prior year quarter.

The Fluids Division reported a significant decrease in pretax earnings during the current year quarter compared to the prior year quarter primarily due to the decreased gross profit discussed above. Fluids Division administrative cost levels decreased compared to the prior year quarter, primarily due to $1.3 million of decreased salary and employee related expenses, $0.4 million of reduced legal and professional fees, and reduced general and other expenses of $0.3 million. The Fluids Division continues to review opportunities to further reduce its administrative costs.

Production Testing Division

	Three Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$15,065	$28,942	$(13,877)	(47.9)%
Gross profit (loss)	(2,032)	926	(2,958)	(319.4)%
Gross profit as a percentage of revenue	(13.5)%	3.2%
General and administrative expense	2,223	5,766	(3,543)	(61.4)%
General and administrative expense as a percentage of revenue	14.8%	19.9%
Interest (income) expense, net	(147)	4	(151)
Other (income) expense, net	114	(316)	430
Loss before taxes	$(4,222)	$(4,528)	$306	(6.8)%
Loss before taxes as a percentage of revenue	(28.0)%	(15.6)%

Production Testing Division revenues decreased significantly during the current year quarter compared to the prior year quarter due to reduced overall market activity. Production Testing service revenues decreased $13.9 million during the current year quarter compared to the prior year quarter, due to lower demand for services in each of the division's areas of operations, including certain shale reservoir markets that were a source of revenue growth prior to 2015. Decreased U.S. demand reflects the significant decrease in onshore rig count activity compared to the prior year quarter. In addition, increased competition for decreased market activity negatively affected pricing levels for services, particularly internationally.

The Production Testing Division had a gross loss during the current year quarter compared to gross profit during the prior year quarter due to the decreased industry activity and increased competition as discussed above. This decrease and resulting gross loss occurred despite cost reduction efforts, which have included headcount reductions, salary reductions, and other steps to adjust the Production Testing Division's cost structure in light of current market conditions.

The Production Testing Division reported a decreased pretax loss during the current year quarter compared to the prior year quarter, as decreased gross profit was more than offset by reduced general and administrative expenses. General and administrative expenses decreased due to $0.9 million of decreased employee-related expenses, primarily from reduced headcount, salary reductions, and other employee related cost reductions, and $2.5 million of decreased bad debt and other general expenses. The division continues to review additional opportunities to further reduce its operating and administrative cost levels in light of current market conditions.

Compression Division

	Three Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$70,718	$128,926	$(58,208)	(45.1)%
Gross profit	12,353	22,163	(9,810)	(44.3)%
Gross profit as a percentage of revenue	17.5%	17.2%
General and administrative expense	9,260	10,382	(1,122)	(10.8)%
General and administrative expense as a percentage of revenue	13.1%	8.1%
Interest (income) expense, net	9,763	8,897	866
Other (income) expense, net	9,095	814	8,281
Income (loss) before taxes	$(15,765)	$2,070	$(17,835)	(861.6)%
Income (loss) before taxes as a percentage of revenue	(22.3)%	1.6%

Compression Division revenues decreased significantly during the current year quarter compared to the prior year quarter, primarily due to decreased sales of compressors and parts. The $35.1 million decrease in compressor equipment and parts sales revenue was due to a lower number of customer projects compared to the prior year quarter, particularly for high-horsepower projects. The current reduced equipment fabrication backlog indicates that this decrease in compressor package sales revenues will continue going forward. Compression service revenues also decreased $23.1 million, primarily from the reduction in overall utilization in total horsepower as well as compression services pricing compared to the prior year quarter. The decreased overall utilization has affected each horsepower class of the Compression Division's service fleet, but has particularly decreased the demand for low-horsepower production enhancement compression services despite improving natural gas prices during much of 2016.

Compression Division gross profit decreased during the current year quarter compared to the prior year quarter as a result of the lower demand for compressors and compression services discussed above. Competitive pricing pressures and rate reduction requests in the current market environment have also resulted in reduced gross profit. During the third quarter of 2016, the Compression Division took additional steps to reduce its operating costs and improve operating efficiencies. The impact of these cost reduction efforts is expected to result in additional cost efficiencies in future periods.

The Compression Division recorded a pretax loss during the current year quarter compared to pretax earnings during the prior year quarter primarily due to the decreased gross profit discussed above and from the impact of the CCLP Preferred Units. Other expense increased significantly due to a $7.2 million fair value adjustment of the CCLP Preferred Units and $0.9 million of offering costs associated with the private placements of the CCLP Preferred Units which were issued during the current year period. Changes in the fair value of the CCLP Preferred Units may generate additional volatility to our earnings going forward. Interest expense also increased due to the accrual of paid in kind distributions on the CCLP Preferred Units related to the portion of the current year period that the CCLP Preferred Units were outstanding. General and administrative expense levels decreased compared to the prior year period, mainly due to administrative cost and salary reductions of $1.0 million.

Offshore Division

Offshore Services Segment

	Three Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$29,239	$37,882	$(8,643)	(22.8)%
Gross profit	3,459	7,296	(3,837)	(52.6)%
Gross profit as a percentage of revenue	11.8%	19.3%
General and administrative expense	1,580	2,556	(976)	(38.2)%
General and administrative expense as a percentage of revenue	5.4%	6.7%
Interest (income) expense, net	—	—	—
Other (income) expense, net	—	164	(164)
Income before taxes	$1,879	$4,576	$(2,697)	(58.9)%
Income before taxes as a percentage of revenue	6.4%	12.1%

Revenues for the Offshore Services segment decreased during the current year quarter compared to the prior year quarter primarily due to reduced revenues from its well abandonment, cutting, and diving services businesses, more than offsetting the increased revenues from heavy lift services. Decreased well abandonment, cutting, and diving services activity levels in the U.S. Gulf of Mexico during the current quarter reflected an overall reduction in demand in this market, due to a postponement of certain well abandonment projects and increased competition. Given the current low oil and natural gas commodity price environment, Offshore Services anticipates continued low demand for its services for the foreseeable future. There was $0.3 million of revenue from Offshore Services work performed for our Maritech segment during the current year quarter, compared to $0.4 million of revenues during the prior year quarter. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be low in future periods.

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

The Offshore Services segment reported a decrease in pretax earnings before taxes during the current year quarter compared to the prior year quarter due to the decreased gross profit discussed above, which more than offset a reduction in general and administrative expenses. Administrative expenses decreased primarily from a reduced provision related to doubtful accounts of $0.5 million and decreased salary and employee related expenses of $0.3 million. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Three Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$238	$475	$(237)	(49.9)%
Gross profit (loss)	(297)	(1,331)	1,034
General and administrative expense	343	318	25	7.9%
General and administrative expense as a percentage of revenue	144.1%	66.9%
Interest (income) expense, net	2	—	2
Other (income) expense, net	1	—	1
Loss before taxes	$(643)	$(1,649)	$1,006	(61.0)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward. Revenue decreased during the current year quarter compared to the prior year quarter due to decreased production and commodity pricing.

Maritech reported a decreased gross loss during the current year quarter compared the prior year quarter, primarily due to charges during the prior period for excess decommissioning costs incurred.

Maritech reported a decreased pretax loss during the current year quarter compared to the prior year period primarily due to the decreased gross loss as discussed above.

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(101)	$(230)	$(129)	(56.1)%
General and administrative expense	8,748	13,440	(4,692)	(34.9)%
Interest (income) expense, net	4,699	4,309	390
Other (income) expense, net	(882)	287	(1,169)
Loss before taxes	$(12,666)	$(18,266)	$5,600	30.7%

Corporate Overhead pretax loss decreased during the current year quarter compared to the prior year quarter, primarily due to decreased general and administrative expense. Corporate general and administrative expenses decreased primarily due to $4.7 million of decreased salary, incentives and employee related expenses. This decrease was partially offset by increased legal and professional fees of $0.2 million and other general expenses of $0.2 million. Interest expense increased primarily due to the higher interest rate of the 11% Senior Notes that were issued in November 2015 compared to our prior senior notes that were outstanding in the corresponding prior year quarter. Other income increased due to the $0.9 million fair value adjustment of the CCLP Preferred Units held by us.

Results of Operations

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$521,542	$872,555	$(351,013)	(40.2)%
Gross profit	49,636	186,481	(136,845)	(73.4)%
Gross profit as a percentage of revenue	9.5%	21.4%
General and administrative expense	89,381	113,651	(24,270)	(21.4)%
General and administrative expense as a percentage of revenue	17.1%	13.0%
Goodwill impairment	106,205	—	106,205
Interest expense, net	43,299	40,231	3,068	7.6%
Other (income) expense, net	9,930	1,123	8,807
Income (loss) before taxes	(199,179)	31,476	(230,655)
Income (loss) before taxes as a percentage of revenue	(38.2)%	3.6%
Provision (benefit) for income taxes	1,804	8,997	(7,193)
Net income (loss)	(200,983)	22,479	(223,462)
Net (income) loss attributable to noncontrolling interest	71,075	(2,247)	73,322
Net income (loss) attributable to TETRA stockholders	$(129,908)	$20,232	$(150,140)

Consolidated revenues for the current year period decreased compared to the prior year period due to continuing overall oil and gas services industry market challenges as a result of lower oil and natural gas commodity prices compared to early 2015. Each of our segments reported decreased revenues due to the impact of reduced demand for our products and services. The Fluids Division reported the most significant reduction in revenues, with decreased completion services and products, water management services, and manufactured product sales combining for $150.3 million of decreased revenues. Our Compression Division also reported significantly decreased revenues during the current year period, primarily due to reduced sales of compressor units and parts. Lower industry demand and activity levels continue to negatively impact each of the domestic and international markets we serve. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit decreased during the current year period compared to the prior year period due to the reduced demand for our products and services, as well as the impact of pricing pressures in each of our businesses. Our Fluids Division reported the most significant reduction in gross profit, due to the reasons noted above and due to the impact from offshore completion fluids products and services, including those associated with the fluid technology projects during the prior year period. Our Compression Division reported the highest gross profit during the current year period, despite also reporting a decrease compared to the prior year period partly due to impairments of long-lived intangible assets. The results of each of our businesses reflect the impact of company-wide salary reductions that were implemented during the current year period, and which are expected to result in reduced operating expenses going forward. We continue to review the cost structure of each of our businesses for opportunities to further improve gross profit.

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

Consolidated interest expense increased in the current year period primarily due to the higher interest rate on the 11% Senior Notes that were issued in November 2015 and from the increased interest recorded related to the paid in kind distributions on the CCLP Preferred Units which were issued during the current year period. Interest expense during the current and prior year periods includes $3.1 million and $2.8 million, respectively, of finance cost amortization.

Consolidated other expense was $9.9 million during the current year period compared to $1.1 million during the prior year period, primarily due to a $6.2 million consolidated fair value adjustment of the CCLP Preferred Units, $2.1 million of offering costs associated with the private placements of the CCLP Preferred Units, and $1.6 million of charges during the current year period for unamortized deferred financing costs that were expensed as a result of the repayment of senior notes and senior secured notes.

Our consolidated provisions for income taxes during the first nine months of 2015 and 2016 were primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the nine month period ended September 30, 2016 of negative 0.9% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments recorded during the nine month period ended September 30, 2016.

Divisional Comparisons

Fluids Division

	Nine Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$182,556	$332,850	$(150,294)	(45.2)%
Gross profit	29,445	107,424	(77,979)	(72.6)%
Gross profit as a percentage of revenue	16.1%	32.3%
General and administrative expense	21,612	24,249	(2,637)	(10.9)%
General and administrative expense as a percentage of revenue	11.8%	7.3%
Interest (income) expense, net	(15)	(99)	84
Other (income) expense, net	(1,083)	(261)	(822)
Income before taxes	$8,931	$83,535	$(74,604)	(89.3)%
Income before taxes as a percentage of revenue	4.9%	25.1%

Decreased Fluids Division revenues during the current year period compared to the prior year period were primarily due to $106.7 million of decreased product sales revenues, primarily due to decreased CBF and associated product sales revenues in the U.S. Gulf of Mexico, reflecting the decreased rig count activity compared to the prior year period and a decrease resulting from a customer well completion project during the prior year period using a completion fluid technology that was introduced during 2015. In addition, product sales revenues also decreased compared to the prior year period due to decreased domestic manufactured products sales revenues (as a result of reduced energy industry demand and due to milder winter weather). Service revenues decreased $43.7 million, primarily due to reduced demand in the U.S. Gulf of Mexico for completion services as a result of a reduction in completion activity and due to decreased water management services activity resulting from the impact of lower oil and natural gas commodity prices. We have begun to see an increased demand in the U.S. Gulf of Mexico for our completion products and services during the second half of the year.

Fluids Division gross profit during the current year period decreased compared to the prior year period primarily due to decreased revenues and decreased profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products and services associated with the new fluid technology projects during the prior year period. In addition, Fluids Division gross profit declined as a result of the reduced demand for manufactured products during the current year period compared to the prior year period.

The Fluids Division reported a significant decrease in pretax earnings compared to the prior year period primarily due to the decreased gross profit discussed above. Fluids Division administrative cost levels decreased compared to the prior year period, primarily due to $3.2 million of decreased salary and employee expenses due to administrative cost and salary reductions. This increase was offset primarily by increased legal and professional fees. The Fluids Division continues to review opportunities to further reduce its administrative costs. Partially offsetting the decreased gross profit, other income increased primarily due to increased foreign currency gains.

Production Testing Division

	Nine Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$48,320	$100,885	$(52,565)	(52.1)%
Gross profit (loss)	(8,054)	7,703	(15,757)	(204.6)%
Gross profit as a percentage of revenue	(16.7)%	7.6%
General and administrative expense	7,414	14,468	(7,054)	(48.8)%
General and administrative expense as a percentage of revenue	15.3%	14.3%
Goodwill impairment	13,871	—	13,871
Interest (income) expense, net	(479)	9	(488)
Other (income) expense, net	(936)	(1,813)	877
Loss before taxes	$(27,924)	$(4,961)	$(22,963)	462.9%
Loss before taxes as a percentage of revenue	(57.8)%	(4.9)%

Production Testing Division revenues decreased significantly during the current year period compared to the prior year period due to reduced overall market activity. Production Testing service revenues decreased $52.6 million during the current year compared to the prior year period, as the impact of lower oil and natural gas pricing has negatively impacted demand for services in each of the division's areas of operations, including certain shale reservoir markets that were a source of revenue growth during the past several years. Decreased U.S. demand reflects the significant decline in onshore rig count activity compared to the prior year quarter. In addition, increased competition for decreased market activity negatively affected pricing levels for services, particularly internationally.

The Production Testing Division had a gross loss during the current year period compared to gross profit during the prior year period due to the decreased industry activity and increased competition as discussed above. In addition, the Production Testing Division recorded $2.8 million of long-lived intangible asset impairments as of March 31, 2016. This decrease and resulting gross loss occurred despite cost reduction efforts, which have included headcount reductions, salary reductions, and other steps to adjust the Production Testing Division's cost structure in light of current market conditions.

The Production Testing Division reported an increased pretax loss compared to the prior year period, primarily due to the gross loss discussed above and the goodwill impairment recorded during the current year period. We account for goodwill in accordance with ASC 350-20, and the impairments of goodwill reflect the significant decreases in future profitability and cash flows expected in the current market environment. General and administrative expenses decreased due to $5.1 million of decreased general, office and bad debt expenses and $2.8 million of decreased employee-related expenses, primarily from reduced headcount, salary reductions, and other employee related cost reductions. The division continues to review additional opportunities to further reduce its operating and administrative cost levels in light of current market conditions.

Compression Division

	Nine Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$228,504	$358,270	$(129,766)	(36.2)%
Gross profit	33,035	66,100	(33,065)	(50.0)%
Gross profit as a percentage of revenue	14.5%	18.4%
General and administrative expense	27,682	32,151	(4,469)	(13.9)%
General and administrative expense as a percentage of revenue	12.1%	9.0%
Goodwill Impairment	92,334	—	92,334
Interest (income) expense, net	27,434	26,157	1,277
Other (income) expense, net	10,091	1,818	8,273
Income (loss) before taxes	$(124,506)	$5,974	$(130,480)
Income (loss) before taxes as a percentage of revenue	(54.5)%	1.7%

Compression Division revenues decreased significantly during the current year period compared to the prior year period, due to reductions in both compressor sales and compression and related services revenues. Revenues from sales of compressor packages and parts during the current year period decreased $73.1 million compared to the prior year period due to a reduction in customer projects, particularly for high-horsepower compressor packages. The current reduced equipment fabrication backlog indicates that this decrease in compressor package sales revenues will continue going forward. The $56.7 million decrease in compression service revenues resulted primarily from the reduction in overall utilization in total horsepower as well as compression services pricing compared to the prior year period. The decreased overall utilization has affected each horsepower class of the Compression Division's fleet, but has particularly decreased the demand for low-horsepower production enhancement compression services as a result of lower oil and natural gas commodity prices compared to the corresponding prior year period.

Compression Division gross profit decreased during the current year period compared to the prior year period as a result of the lower demand for compressors and compression services discussed above. In addition, the Compression Division recorded $7.9 million of long-lived intangible asset impairments during the current year period. Competitive pricing pressures and rate reduction requests in the current market environment have also resulted in reduced gross profit. During the first nine months of 2016, the Compression Division took additional steps to reduce its operating costs and improve operating efficiencies. The impact of these cost reduction efforts is expected to result in additional cost efficiencies in future periods.

The Compression Division recorded a pretax loss during the current year period compared to pretax earnings during the prior year period. The amount of the pretax loss for the current year period was significantly increased due to the impairment of goodwill during the current year period pursuant to ASC 350-20. In addition to the decreased gross profit discussed above, other expense increased primarily due to the CCLP Preferred Units fair value adjustment of $7.2 million and $2.1 million of offering costs associated with the private placements of the CCLP Preferred Units that were issued during the current year period. Changes in the fair value of the CCLP Preferred Units may generate additional volatility to our earnings going forward. Interest expense also increased primarily due to the paid in kind distributions on the CCLP Preferred Units and as a result of increased borrowings outstanding by CCLP under the CCLP Credit Agreement during the current year period compared to the prior year period. General and administrative expense levels decreased compared to the prior year period, mainly due to $4.3 million of administrative salary reductions.

Offshore Division

Offshore Services Segment

	Nine Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$65,604	$85,396	$(19,792)	(23.2)%
Gross profit (loss)	(763)	6,017	(6,780)	(112.7)%
Gross (loss) profit as a percentage of revenue	(1.2)%	7.0%
General and administrative expense	5,032	7,878	(2,846)	(36.1)%
General and administrative expense as a percentage of revenue	7.7%	9.2%
Interest (income) expense, net	—	—	—
Other (income) expense, net	(3)	116	(119)
Loss before taxes	$(5,792)	$(1,977)	$(3,815)	(193.0)%
Loss before taxes as a percentage of revenue	(8.8)%	(2.3)%

Revenues for the Offshore Services segment decreased during the current year period compared to the prior year period primarily due to reduced revenues from its well abandonment, cutting, and diving services businesses. Decreased well abandonment, cutting and diving services activity levels in the U.S. Gulf of Mexico during the current year period reflected an overall reduction in demand in this market, due to a postponement of certain well abandonment projects. These decreases were partially offset by increased revenues from heavy lift services due to increased activity during the second and third quarters of 2016. Given the current low oil and natural gas commodity price environment, Offshore Services anticipates a continued decrease in demand for its services for the foreseeable future. Offshore Services revenues during the current year period include work performed for our Maritech segment, with $0.8 million of such work being performed during the current year period compared to $3.2 million of revenues during the prior year period. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

The Offshore Services segment reported a gross loss for the current year period compared to gross profit during the prior year period as the impact of decreased activity levels for well abandonment, cutting, and diving services as discussed above more than offset cost reduction measures and process efficiencies that have been implemented. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment loss before taxes increased compared to the prior year period primarily due to the increased gross loss discussed above, and despite a reduction in general and administrative expenses, that was primarily from reduced salary and employee related expenses of $1.7 million and decreased professional services and general expenses of $0.4 million and other decreased general expenses of $0.5 million. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Nine Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$575	$2,375	$(1,800)	(75.8)%
Gross profit (loss)	(3,709)	(30)	(3,679)
General and administrative expense	942	930	12	1.3%
General and administrative expense as a percentage of revenue	163.8%	39.2%
Interest (income) expense, net	13	27	(14)
Other (income) expense, net	—	—	—
Income (loss) before taxes	$(4,664)	$(987)	$(3,677)	(372.5)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward. Revenue decreased compared to the prior year period due to the lower volumes and pricing and the suspension of production on one of Maritech's non-operated properties during a portion of the current year period.

Maritech reported an increased gross loss during the current year period compared to the prior year period, primarily due to charges during the period for decommissioning costs incurred in prior periods no longer considered collectible from third parties.

Maritech reported an increased pretax loss during the current year period compared to the prior year period primarily due to the gross loss as discussed above.

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(328)	$(743)	$415	55.9%
General and administrative expense	26,698	33,978	(7,280)	(21.4)%
Interest (income) expense, net	16,347	14,137	2,210
Other (income) expense, net	1,856	1,245	611
Loss before taxes	$(45,229)	$(50,103)	$4,874	9.7%

Corporate Overhead pretax loss decreased during the current year period compared to the prior year period, due to decreased general and administrative expense, and despite increased interest expense and other expense. Corporate general and administrative expenses decreased due to $8.2 million of decreased salary, incentives and other employee related expenses. This decrease was offset by $0.9 million of increased professional service fees, and $0.8 million of increased general expenses. Decreased administrative salary expenses reflect the company-wide salary reduction steps taken, as well as decreased incentives. Interest expense increased primarily due to increased interest expense of $2.1 million associated with the higher interest rate on our 11% Senior Notes that were issued in November 2015. Corporate other expenses increased compared to the prior year period due to the expensing of $1.5 million of deferred financing costs associated with the repayment of senior notes and senior secured notes, and from increased losses associated with foreign currency derivative instruments of $0.1 million. These increases more than offset the $0.9 million fair value gain adjustment of the CCLP Preferred Units held by us.

Liquidity and Capital Resources

Due to the significantly challenging market environment for a number of our businesses, our consolidated cash flows from operating activities decreased significantly during the first nine months of 2016 compared to the corresponding prior year period. This decrease occurred as a result of a significant decrease in revenues and profitability, and despite a number of mitigating factors, including the impact of cost reduction efforts and the focus on improved collections of customer accounts receivable compared to the corresponding prior year period. CCLP generated $45.5 million of our consolidated operating cash flows during the nine months ended September 30, 2016, and we received $16.7 million of cash distributions from CCLP during the nine months ended September 30, 2016 compared to $22.7 million during the corresponding prior year period. We believe the cost reduction steps we have taken have enhanced our capital structure and operating cash flows and additional steps may be taken to enhance our operating cash flows in the future. Our ability to meet our financial obligations and fund future growth is dependent on future levels of consolidated operating cash flows and the availability of capital resources in uncertain operating and financial markets.

We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of September 30, 2016. We have reviewed our financial forecasts as of November 9, 2016 for the twelve month period subsequent to September 30, 2016, which consider the impact of cost reduction efforts, our June 2016 common stock offering, and the amendments to the Credit Agreement and the 11% Senior Note Agreement. Based on our financial forecasts, which are based on certain operating and other business assumptions that we believe to be reasonable as of November 9, 2016, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through September 30, 2017. With regard to CCLP, also considering financial forecasts based on current market conditions as of November 9, 2016, as a result of the impact of recent cost reduction efforts, the May 2016 and November 2016 amendments of the CCLP Credit Agreement, and the receipt of $77.3 million of net proceeds from the private placement of its CCLP Preferred Units, CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its long-term debt agreements through September 30, 2017.

Our consolidated sources and uses of cash during the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30, 2016	Nine months ended September 30, 2015
	(In Thousands)
Operating activities	$25,664	$118,227
Investing activities	(9,107)	(94,947)
Financing activities	(16,214)	(44,570)

Because of the level of consolidated debt, we believe it is increasingly important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. (See Financing Activities section below for a complete discussion of the terms of our and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $738.0 million as of September 30, 2016. However, approximately $495.7 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP and secured by its assets. Through our 42% common unit ownership interest in CCLP and ownership of an approximately 2% general partner interest that includes incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $13.4 million of the $22.2 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of September 30, 2016, and subject to compliance with the respective covenants and other provisions of the agreements that may limit borrowings under the respective credit facilities, CCLP had availability of $151.3 million under the CCLP Credit Agreement, and we had availability of $91.8 million under our Credit Agreement. CCLP's availability under the CCLP Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment.

Operating Activities

Cash flows generated by operating activities totaled $25.7 million during the first nine months of 2016 compared to $118.2 million during the corresponding prior year period, a decrease of $92.6 million. Operating cash flows decreased primarily due to decreased earnings compared to the prior year period. We have taken steps to aggressively manage working capital, which resulted in increased collections of accounts receivable during the first nine months of 2016 compared to the corresponding prior year period, despite decreased activity levels. In addition, we also are focused on managing inventory levels. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for the vast majority of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. The dramatic decreases in oil and natural gas prices in 2015 and throughout 2016, particularly oil prices, significantly reduced the capital expenditure and operating plans of our oil and gas customers, affecting each of our operating segments. The volatility of oil and natural gas prices is expected to continue in the future. Worldwide drilling activity related to oil and natural gas wells has decreased compared to early 2015, particularly affecting our Production Testing and Fluids Divisions. In addition, our Compression Division operations are also highly vulnerable to the impact of a sustained low natural gas price environment. If oil and gas industry activity levels remain at current levels or decrease in the future, we expect that our levels of operating cash flows will continue to be negatively affected.

During the first nine months of 2016, we have continued to take steps to reduce operating and administrative headcount, defer salary increases, reduce salaries, and implement other cost reductions for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have partially mitigated the decreased operating cash flows and profitability resulting from the current market environment. We will continue to review for other opportunities to reduce costs.

As of September 30, 2016, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $45.6 million. Approximately $0.4 million of this amount is expected to be performed during the twelve month period ended September 30, 2017, with the timing of a portion of this work being subject to change. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal work associated with offshore platforms that were previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings and cash flows in future periods.

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

Investing Activities

During the first nine months of 2016, the total amount of our net cash utilized on investing activities was $9.1 million. Total cash capital expenditures during the first nine months of 2016 were $15.4 million. Our Fluids Division spent $2.0 million of our capital expenditures during the first nine months of 2016, the majority of which related primarily to equipment additions and chemical plant improvements. Our Production Testing Division spent $0.4 million on capital expenditures, primarily to add to its international production testing equipment fleet. Our Compression Division spent $8.3 million, primarily for the expansion of its high-horsepower compressor and equipment fleet and for a system software development project designed to improve operating and administrative efficiencies beginning in 2017. Our Offshore Services segment spent $4.6 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

Generally, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, a majority of these planned expenditures have been postponed or canceled in an effort to conserve capital or otherwise address expected future market conditions. We currently have no long-term capital expenditure commitments and are reviewing all capital expenditure plans carefully during the current period of reduced demand for our products and services in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future. Excluding the capital expenditures of our Compression Division, we expect to spend approximately $10 to $15 million during 2016, primarily for maintenance projects. Our Compression Division expects to spend approximately $19 to $20 million during 2016. The level of future growth capital expenditures depends on forecasted demand for our products and services. If the forecasted demand for our products and services during 2016 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly.

Financing Activities

During the first nine months of 2016, the total amount of consolidated cash used by financing activities was $16.2 million. To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities from short-term borrowings, long-term borrowings, leases, equity issuances, and other sources of capital. On March 23, 2016, we filed a universal shelf Registration Statement on Form S-3 with the Securities and Exchange Commission and it was declared effective on April 13, 2016. In June 2016, pursuant to this shelf registration statement, we completed an underwritten public offering of 11.5 million shares of our common stock, which included 1.5 million shares of common stock pursuant to an option granted to the underwriters to purchase additional shares, which generated aggregate net proceeds of $60.4 million. These offering proceeds were used to repay indebtedness, pay offering expenses, and for general corporate purposes. For further discussion, see Other Sources and Uses section below. We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of September 30, 2016.

In August and September 2016, CCLP completed two private placements of CCLP Preferred Units for aggregate net proceeds of $67.3 million. The holders of the CCLP Preferred Units will receive quarterly distributions, which will be paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price of $11.43 per CCLP Preferred Unit, subject to certain adjustments. A ratable portion of the Preferred Units will be converted into CCLP common units each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Agreement of Limited Partnership of CCLP (the "Amended and Restated CCLP Partnership Agreement") that may delay or accelerate all or a portion of such monthly conversions. (For further discussion of the CCLP Preferred Units, see CCLP Long-Term Debt - CCLP Preferred Units section below.) In September 2016, CCLP repurchased on the open market and retired $20.0 million principal amount of the CCLP 7.25% Senior Notes for a purchase price of $18.8 million, at an average repurchase price of 94% of the principal amount of such notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the Preferred Units. In October 2016, CCLP repurchased on the open market and retired an additional $34.1 million principal amount of 7.25% Senior Notes, for a purchase price of $32.1 million, at an average repurchase price of 94% of the principal amount of such notes, plus accrued interest.

See CCLP Financing Activities below for discussion of the CCLP Preferred Units and CCLP's long-term debt.

Our Long-Term Debt

Our Bank Credit Facility. As of November 8, 2016, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (as amended, the "Credit Agreement"), of $140.0 million, and had $4.9 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability, subject to compliance with our covenants and other provisions of the Credit Agreement that limit borrowings under the Credit Facility, of $80.1 million. These amounts do not reflect the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement, and is discussed further below. All obligations under the Credit Agreement and the guarantees of such obligations are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders of the Credit Agreement as well as the holder of our 11% Senior Notes.

Under the Credit Agreement, as amended, which matures on September 30, 2019, borrowings generally bear interest at the British Bankers Association LIBOR rate plus 2.25% to 4.00%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.35% to 0.75% on unused portions of the facility. The Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures and requires us to use designated consolidated cash and cash equivalents of TETRA and certain subsidiaries in excess of $25.0 million to prepay loans. Among other covenants, access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. These financial ratios include a fixed charge coverage ratio and a consolidated leverage ratio. The fixed charge coverage ratio compares (a) EBITDA as adjusted and defined in our Credit Agreement less (1) cash income tax expense, (2) non-financed capital expenditures, and (3) cash dividends and distributions to (b) interest expense plus (1) scheduled principal payments and (2) stock purchases. The Credit Agreement provides that the fixed charge coverage ratio may not be less than 1.25 to 1 as of the end of any fiscal quarter. The consolidated leverage ratio covenant may not exceed (a) 4.00 to 1 at the end of the fiscal quarters ending during the period from and including June 30, 2016 through and including March 31, 2018, (b) 3.75 to 1 at the end of the fiscal quarters ending during the period from and including June 30, 2018 through and including December 31, 2018, and (c) 3.5 to 1 at the end of each of the fiscal quarters thereafter. Consolidated net earnings under the credit facility is defined as the aggregate of our and our consolidated restricted subsidiaries' net income (or loss) (not including CCLP), including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (including CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with GAAP, excluding certain items more specifically described therein.

At September 30, 2016, our consolidated leverage ratio was 3.64 to 1 (compared to a 4.00 to 1 maximum allowed under the Credit Agreement), compared to 1.86 to 1 at December 31, 2015. At September 30, 2016, our fixed charge coverage ratio was 2.32 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement), compared to 6.33 to 1 at December 31, 2015. Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 11% Senior Notes. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under the Credit Agreement.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default.

Our Senior Notes. Our senior notes consist of the 11% Senior Notes that were issued and sold in November 2015 pursuant to a Note Purchase Agreement with GSO Tetra Holdings LP ("GSO"). On July 1, 2016, we entered into an Amended and Restated Note Purchase Agreement (the "Amended and Restated 11% Senior Note Agreement") with GSO to amend and replace the previous note purchase agreement. The Amended and Restated 11% Senior Note Agreement contains customary default provisions, as well as the following cross-default provision. An event of default will occur if we (i) fail to make any payment when due beyond any applicable grace period under any indebtedness of at least $20.0 million, (ii) default in the performance of any obligation under the Amended and Restated 11% Senior Note Agreement or collateral documents and such default is not remedied within the applicable cure period, (iii) default in the performance of or compliance with any term of any indebtedness in an aggregate outstanding principal amount of at least $20.0 million or of any mortgage, indenture or other agreement relating to such indebtedness or any other condition exists, and as a result of such default or condition such indebtedness is accelerated and declared due and payable before its stated maturity or before its regularly scheduled dates for payment, (iv) we become obligated to purchase or repay indebtedness before its regular maturity or before its regularly scheduled dates of payment in an aggregate outstanding principal amount of at least $20.0 million or one or more persons have the right to require us to purchase or repay such indebtedness or (v) with certain exceptions, the security interest in the collateral ceases to be in full force and effect. Upon the occurrence and during the continuation of an event of default under the Amended and Restated 11% Senior Note Agreement, the 11% Senior Notes may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the 11% Senior Notes at the time outstanding.

In addition, the Amended and Restated 11% Senior Note Agreement requires a minimum fixed charge coverage ratio at the end of any fiscal quarter of 1.1 to 1 and allows a maximum ratio of consolidated funded indebtedness at the end of any fiscal quarter of a defined measure of earnings of (a) 4.50 to 1 as of the end of any fiscal quarter ending during the period commencing July 1, 2016 and ending on March 31, 2018, (b) 4.25 to1 as of the end of any fiscal quarter ending during the period commencing on June 30, 2018 and ending on December 31, 2018 and (c) 4.00 to 1 as of the end of any fiscal quarter ending thereafter. Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Notes are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries. See the above discussion of our Credit Agreement for a description of these security interests. The 11% Senior Notes are pari passu in right of payment with all borrowings under the Credit Agreement and rank at least pari passu in right of payment with all other outstanding indebtedness. The Amended and Restated 11% Senior Note Agreement contains customary covenants that limit our ability to, among other things; incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments as set forth in the Amended and Restated 11% Senior Note Purchase Agreement. We are in compliance with all covenants of the Senior Unsecured Note Purchase Agreements as of September 30, 2016. At September 30, 2016, our leverage ratio was 3.64 to 1, compared to 1.86 to 1 at December 31, 2015.

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

CCLP Financing Activities

CCLP Preferred Units. On August 8, 2016 and September 20, 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers to issue and sell in private placements (the "Initial Private Placement" and "Subsequent Private Placement") of an aggregate of 6,999,126 of CSI Compressco LP Series A Convertible Preferred Units representing limited partner interests in CCLP (the “CCLP Preferred Units”) for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in aggregate net proceeds to CCLP, after deducting certain offering expenses, of $77.3 million. We purchased 874,891 of the CCLP Preferred Units at the Issue Price, aggregating $10.0 million. The fair value of the CCLP Preferred Units, net of the units we purchased, is classified as long-term liabilities in our consolidated balance sheet. Proceeds from the private placements of CCLP Preferred Units were used to pay additional offering expenses and reduce outstanding CCLP indebtedness under the CCLP Credit Agreement and the CCLP 7.25% Senior Notes.

Pursuant to the Unit Purchase Agreement, in connection with the closing, CSI Compressco GP Inc (our wholly owned subsidiary) executed the Amended and Restated CCLP Partnership Agreement to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of CCLP with respect to distribution rights and rights upon liquidation. We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the CCLP Preferred Units will be converted into CCLP common units each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, the CCLP Preferred Units will convert into common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement.

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

In addition, the CCLP Unit Purchase Agreements include certain provisions regarding change of control, transfer of CCLP Preferred Units, indemnities, and other matters described in detail in the CCLP Unit Purchase Agreements. The CCLP Unit Purchase Agreements contain customary representations, warranties and covenants of CCLP and the purchasers.

CCLP’s Bank Credit Facilities. Under CCLP's bank credit agreement, (as amended, the "CCLP Credit Agreement"), CCLP and CSI Compressco Sub, Inc. are named as the borrowers and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries), and secured by substantially all of CCLP's assets and the assets of its domestic subsidiaries. We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit Agreement matures on August 4, 2019 and includes a maximum credit commitment of $315.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As a result of the amendment in November 2016, the CCLP Credit Agreement is now an asset-based facility. The amount of borrowings under the CCLP Credit Agreement is subject to certain limitations, including a borrowing base calculation based on components of accounts receivable, inventory, and equipment, as well as subject to compliance with the covenants and other provisions in the CCLP Credit Agreement that may limit borrowings. As of November 8, 2016, CCLP has a balance outstanding under the CCLP Credit Agreement of $219.0 million, has $8.0 million letters of credit and performance bonds outstanding, and subject to borrowing base limitations and compliance with covenants and other provisions in the CCLP Credit Agreement that limit borrowings under the CCLP Credit Agreement, has availability under the CCLP Credit Agreement of $88.0 million.

Borrowings under the CCLP Credit Agreement bear interest at a rate per annum equal to, at CCLP's option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by us), plus a leverage based margin or (b) a base rate plus a leverage-based margin; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A. (2) the Federal Funds rate plus 0.50% per annum and (3) LIBOR (adjusted to reflect any required bank reserves) for a one-month interest period on such day plus 1.00% per annum. LIBOR based loans will have an applicable margin that will range between 2.00% and 3.25% per annum and base rate loans will have an applicable margin that will range between 1.00% and 2.25% per annum, according to the applicable consolidated total leverage ratio when financial statements are delivered. In addition to paying interest on outstanding principal under the CCLP Credit Agreement, CCLP is required to pay a commitment fee in respect of the unutilized commitments thereunder at the applicable rate ranging from 0.375% to 0.50% per annum, paid quarterly in arrears based on its consolidated total leverage ratio. CCLP is required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees and other fees agreed to with the administrative agent and lenders.

The CCLP Credit Agreement requires CCLP to maintain (i) a minimum consolidated interest coverage ratio as of each quarter end period (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.75 to 1 as of September 30, 2016; (b) 5.95 to 1 as of December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of (a) 3.25 to 1 as of September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter, calculated on a trailing four quarters basis.

At September 30, 2016, CCLP's consolidated total leverage ratio was 4.83 to 1, its consolidated secured leverage ratio was 1.75 to 1, and its interest coverage ratio was 3.36 to 1. The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the CCLP Credit Agreement, exclude the long-term liability for the CCLP Preferred Units, among other items, in the determination of total indebtedness. The CCLP Credit Agreement includes other customary covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the CCLP Credit Agreement requires that, among other conditions, CCLP use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of CCLP's permitted capital expenditures in the ordinary course of business during each fiscal year ranging from $25.0 million in 2016 to $75.0 million in 2019. The CCLP Credit Agreement provides that CCLP can make distributions to holders of its common units, but only if there is no default or event of default under the facility and CCLP maintains excess availability of $30.0 million under the CCLP Credit Agreement.

CCLP 7.25% Senior Notes. The obligations under the CCLP 7.25% Senior Notes are jointly and severally and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Securities") were issued pursuant to an indenture described below.

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

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants of the CCLP Senior Note Purchase Agreement as of September 30, 2016.

In September 2016, CCLP repurchased on the open market and retired $20.0 million aggregate principal amount of its CCLP 7.25% Senior Notes for a purchase price of $18.8 million, at an average repurchase price of 94% of the principal amount of such notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the CCLP Preferred Units. In October 2016, CCLP repurchased on the open market and retired an additional $34.1 million aggregate principal amount of CCLP 7.25% Senior Notes, for a purchase price of $32.1 million, at an average repurchase price of 94% of the principal amount of such notes, plus accrued interest.

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

Although near-term growth plans have been suspended and are subject to our efforts to conserve cash and rationalize our cost structure during the current period of low oil and natural gas prices, we maintain a long-term growth strategy for our core businesses. On March 23, 2016, we filed a universal shelf Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC"). On April 13, 2016, the Registration Statement on Form S-3 was declared effective by the SEC. Pursuant to this registration statement, we may sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $400 million. In June 2016, pursuant to this shelf registration statement, we completed an underwritten public offering of 11.5 million shares of our common stock, which included 1.5 million shares of common stock pursuant to an option granted to the underwriters to purchase additional shares, at a price to the public of $5.50 per share ($5.2525 per share net of underwriting discounts). We utilized the net offering proceeds of $60.4 million to repay the remaining balance outstanding of our Senior Secured Notes, to reduce the balance outstanding under our Credit Agreement, to pay offering related discounts and expenses, and for general corporate purposes. This shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require. As part of our long-term strategic growth plans, we will evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of equity or debt securities. CCLP has also temporarily suspended many of its capital expenditure projects, CCLP's long-term growth objectives are funded from cash available under its credit facilities, other borrowings, cash generated from the issuance of its common units, as well as its available cash.

The Amended and Restated CCLP Partnership Agreement requires that within 45 days after the end of each quarter, CCLP must distribute all of its available cash, as defined, to its common unitholders of record on the applicable record date. During the nine months ended September 30, 2016, CCLP distributed $38.4 million, including $21.6 million to its non-affiliated common unitholders.

Off Balance Sheet Arrangements

As of September 30, 2016, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

During the nine months ended September 30, 2016, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows that are intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently resold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel continue to monitor the status of these companies. As of September 30, 2016, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

Contractual Obligations

Our consolidated contractual obligations and commitments principally consist of obligations associated with our outstanding indebtedness, CCLP's outstanding indebtedness, product purchase obligations, decommissioning and other asset retirement obligations, and obligations under operating and capital leases.

The table below summarizes our consolidated contractual cash obligations as of September 30, 2016:

	Payments Due
	Total	2016	2017	2018	2019	2020	Thereafter
	(In Thousands)
Long-term debt - TETRA	$252,750	—	—	—	127,750	—	125,000
Long-term debt - CCLP	511,000	—	—	—	181,000	—	330,000
Interest on debt - TETRA	94,500	4,368	17,473	17,473	16,546	13,248	25,392
Interest on debt - CCLP	159,857	7,862	26,206	26,206	26,206	26,206	47,171
Purchase obligations	125,930	3,071	11,203	9,328	9,328	9,300	83,700
Decommissioning and other asset retirement obligations(1)	55,338	376	915	23,552	17,747	3,032	9,716
Operating and capital leases	87,132	5,325	11,976	8,908	7,138	6,498	47,287
Total contractual cash obligations(2)	$1,286,507	$21,002	$67,773	$85,467	$385,715	$58,284	$668,266

(1)
We have estimated the timing of these payments for decommissioning liabilities based upon our plans and the plans of third party operators of these properties, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the undiscounted obligation as of September 30, 2016.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $4 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements. See “Note E – Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion. These excluded amounts also include approximately $77.0 million of liabilities related to the CCLP Series A Convertible Preferred Units. The preferred units are expected to be serviced and satisfied with non-cash paid-in-kind distributions and conversions to CCLP common units. See "Note C-CCLP Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

Through September 30, 2016, there have been no material changes pertaining to our interest risk rate exposures as disclosed in our Form 10-K for the year ended December 31, 2015.

Exchange Rate Risk

As of September 30, 2016, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2016, our total debt outstanding included $125.8 million under our bank revolving credit agreement (as amended, the "Credit Agreement") and $116.5 million of our 11% Senior Notes due November 5, 2022 (the "11% Senior Notes"). In addition, our consolidated balance sheet includes $495.7 million of long-term debt of CCLP (consisting of $176.6 million under the CCLP Credit Agreement and $319.1 million under the CCLP 7.25% Senior Notes). Additional growth could result in increased debt levels to support our or CCLP's capital expenditure needs or acquisition activities. Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and increase our vulnerability to general adverse economic and industry conditions.

Each of our long-term debt agreements contains customary covenants and other restrictions and requirements. The agreements require us to maintain certain financial ratios, including a minimum fixed charge coverage ratio and a maximum leverage ratio, both of which are defined in our Credit Agreement, and in the Amended and Restated Note Purchase Agreements relating to our 11% Senior Notes (the "Amended and Restated 11% Senior Note Agreement"). Deterioration of these ratios could result in a default under the agreements. Although these agreements include cross-default provisions relating to other of our indebtedness that is greater than a defined amount, we have no cross default provisions, cross collateralization provisions, or cross guarantees with CCLP's debt, nor does CCLP with our debt. If any of our indebtedness is not paid or is accelerated and such event is not remedied in a timely manner, a default will occur under our long-term debt agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of our lenders thereunder and an acceleration of all amounts owed thereunder and of our senior notes.

Access to our revolving credit line is dependent upon our compliance with the covenants set forth in the Credit Agreement, as amended. Following the Fourth Amendment to the Credit Agreement in July 2016, these financial ratios include a minimum fixed charge coverage ratio (ratio of a defined measure of earnings to interest) of 1.25 to 1 and a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings) of (a) 4.00 to 1 at the end of fiscal quarters ending during the period from and including June 30, 2016 through and including March 31, 2018, (b) 3.75 to 1 at the end of the fiscal quarters ending during the period from and including June 30, 2018 through and including December 31, 2018, and (c) 3.5 to 1 at the end of each of the fiscal quarters thereafter. Consolidated net earnings under our Credit Agreement is the aggregate of our net income (or loss) and the net income (or loss) of our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as distributions from CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. This definition of consolidated net earnings excludes an amount of extraordinary and nonrecurring gains and losses up to 25% of a measure of earnings. Under the Amended and Restated 11% Senior Note Agreement, the financial ratio requirements include a minimum fixed charge coverage ratio of 1.1 to 1 and a maximum leverage ratio of 3.5 as of June 30, 2016, increasing to (a) 4.50 to1 as of the end of any fiscal quarter ending during the period commencing on July 1, 2016 and ending on March 31, 2018, (b) 4.25 to 1 as of the end of any fiscal quarter ending during the period commencing on June 30, 2018 and ending on December 31, 2018 and

(c) 4.00 to 1 as of the end of any fiscal quarter ending thereafter. At September 30, 2016, our leverage ratio was 3.64 to 1 and our fixed charge coverage ratio was 2.32 to 1.

Our continuing ability to comply with these covenants depends largely upon our ability to generate adequate earnings and operating cash flows. Historically, our financial performance has been more than adequate to meet these covenants. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash to mitigate the reduced demand for our products and services. In addition, in June 2016 we utilized the $60.4 million of net proceeds from the issuance of 11.5 million shares of our common stock to repay the remaining balance outstanding under our senior secured notes, reduce borrowings outstanding under our Credit Agreement, and to pay for offering expenses. We believe the steps taken have enhanced our capital structure and operating cash flows and will continue to enhance our operating cash flows in the future. We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of September 30, 2016. Based on our financial forecasts as of November 9, 2016, which are based on certain operating and other business assumptions that we believe to be reasonable, and including the impact of cost reduction efforts, our June 2016 common stock offering, and the amendments to the Credit Agreement and the 11% Senior Note Agreement, we anticipate that, despite the current industry environment and activity levels, we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under the Credit Agreement and the 11% Senior Note Agreement through September 30, 2017. However, there can be no assurance that the assumptions we have made will turn out to be accurate or that we will remain in compliance with these covenants going forward, and could consequently be in default under our Credit Agreement and 11% Senior Note Agreement if we were unable to obtain a waiver or amendment from our lenders. There can be no assurance that the market conditions and operating performance will not be further decreased compared to our projections.

Deterioration of CCLP's financial ratios could result in covenant defaults under the CCLP Credit Agreement and result in decreased credit availability and reduced distributions to us.

CCLP has a credit agreement (as amended, the "CCLP Credit Agreement"), with a borrowing capacity of up to $315 million, subject to borrowing base requirements. As of September 30, 2016, CCLP's outstanding borrowings under the CCLP Credit Agreement were $176.6 million. In addition, as of November 8, 2016, CCLP has outstanding borrowings under the CCLP Credit Agreement of $219.0 million. In addition, as of November 8, 2016, CCLP has $295.9 million in aggregate principal amount of CCLP 7.25% Senior Notes outstanding. CCLP depends on the earnings and cash flow generated by its operations to meet its debt service obligations. Payment of CCLP's debt service obligations reduces cash available for distribution to its common unitholders including to us. The operating and financial restrictions and covenants applicable to the CCLP Credit Agreement and the CCLP 7.25% Senior Notes restrict its ability to take certain actions. Violations of these restrictions and covenants may result in a breach of, or CCLP's inability to borrow under, the CCLP Credit Agreement, including to fund distributions (if CCLP elected to do so).

The CCLP Credit Agreement, as amended in November 2016, contains covenants requiring CCLP to maintain (i) a minimum consolidated interest coverage ratio (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA) to consolidated interest charges) of (a) 2.25 to 1 as of December 31, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.75 to 1 as of September 30, 2016; (b) 5.95 to 1 as of December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of (a) 3.25 to 1 as of September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter, in each case, as of the last day of each fiscal quarter, calculated on a trailing four quarters basis.Access to the CCLP Credit Agreement is dependent upon CCLP's compliance with the financial ratio covenants as well as the borrowing base and other provisions set forth in the Credit Agreement. The CCLP Credit Agreement contains additional restrictive provisions ("cash dominion provisions") that are imposed if an event of default has occurred and is continuing or excess availability under the asset-based revolving credit facility ("ABL Facility") falls below $30.0 million. The CCLP Credit Agreement provides that CCLP may make distributions to holders of its common units, but only if there is no default under the CCLP Credit Agreement and CCLP maintains excess availability of $30.0 million. CCLP's ability to comply with the covenants and restrictions contained in the CCLP Credit Agreement may be affected by events beyond its control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, CCLP's ability to comply with these covenants may be impaired. A failure to comply with the provisions of the CCLP Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under the CCLP Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against CCLP or its subsidiaries’ assets, and force CCLP and its subsidiaries into bankruptcy or liquidation. If the payment of CCLP's debt is accelerated, its assets may be insufficient to repay such debt in full, and the holders of CCLP common units, including us, could experience a partial or total loss of their investment. An event of default by CCLP under the CCLP Credit Agreement could also result in a default under the CCLP 7.25% Senior Notes.

CCLP is in compliance with all covenants of the CCLP Credit Agreement as of September 30, 2016. At September 30, 2016, the CCLP consolidated total leverage ratio was 4.83 to 1, the CCLP consolidated secured leverage ratio was 1.75 to 1, and the CCLP interest coverage ratio was 3.36 to 1. CCLP's continuing ability to comply with its covenants depends largely upon CCLP's ability to generate adequate cash flow. Historically, CCLP financial performance has been more than adequate to meet these covenants, and CCLP expects this trend to continue. However, as a result of the recent decreased demand for certain of CCLP's products and services by CCLP's customers in response to decreased oil and natural gas prices beginning in 2014, and CCLP's expectation that the reduced demand will continue for an indefinite period, CCLP has taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. In August 2016 and September 2016, CCLP completed private placements of CCLP Preferred Units and used the $77.3 million of net proceeds to pay other offering expenses and reduce outstanding indebtedness of CCLP. CCLP believes the steps taken have enhanced its operating cash flows and preserved its cash, and additional steps may be taken to continue to enhance its operating cash flows and preserve cash in the future. Based on CCLP's financial forecasts as of November 9, 2016 and including the impact of cost reduction efforts, the May 2016 and November 2016 amendments of the CCLP Credit Agreement, and the $77.3 million of aggregate net proceeds received from the private placements of the CCLP Preferred Units, CCLP anticipates that, despite the current industry environment and activity levels, it will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under the CCLP Credit Agreement through September 30, 2017. However, there can be no assurance that the assumptions CCLP has made will turn out to be accurate or that CCLP will remain in compliance with these covenants going forward, and if it is not in compliance it could consequently be in default under the CCLP Credit Agreement if it were unable to obtain a waiver or amendment from its lenders. Any such default under the CCLP Credit Agreement may constitute an event of default under the CCLP 7.25% Senior Notes. There can be no assurance that market conditions and operating performance will not be further decreased compared to CCLP's projections.

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

During the nine months ended September 30, 2016, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows that are intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently resold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech estimates that of the total amount of decommissioning liabilities associated with properties sold to this company, Maritech is exposed to a high level of risk on properties that had decommissioning liabilities at the time they were sold in 2011 of approximately $6 million. Some of these liabilities are currently part of a liquidation plan being administered for this company. This amount, which is net to Maritech's interest, may not be representative of the current fair value of these obligations and does not reflect the potential benefit of bonding that may be available to Maritech if it were to be required to perform such obligations. Maritech and its legal counsel monitor the status of these companies. There can be no assurance that Maritech will not become legally responsible to perform decommissioning work on properties it previously sold, resulting in charges to our future earnings and increases to our future operating cash requirements.

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

During the nine months ended September 30, 2016, continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including companies that are joint-owners in Maritech oil and gas properties and decommissioning obligations currently owned or from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. Certain of these previous owners of Maritech properties who are obligated to pay Maritech in the future are currently experiencing severe financial difficulties and have filed for bankruptcy protection. During the three month period ended June 30, 2016, Maritech charged to earnings $2.8 million of such contractual payment receivables no longer considered realizable. The majority of the remaining amounts owed to Maritech by these companies are not contractually required to be paid to Maritech until several years in the future. Nevertheless, we are monitoring the financial condition of these companies, and if current oil and natural gas pricing levels continue, certain of these companies may be unable to pay Maritech for contractual amounts owed. Maritech intends to take any action necessary to protect Maritech's interests. Although certain of these decommissioning obligations may not be performed for many years, there can be no assurance that the current oil and gas price environment will not result in additional charges to our future earnings and increases to our future operating cash requirements.

New federal requirements for financial assurance on offshore oil and gas decommissioning obligations may restrict our borrowing capacity and impose fines and penalties.

Through our Maritech subsidiary, we have interests in nine oil and gas leases in the U.S. Gulf of Mexico, including certain wells, production platforms, pipelines and other facilities located on such leases. As of September 30, 2016, Maritech’s carrying value of its decommissioning liabilities associated with these leases, wells, platforms, and other facilities ("Maritech's Interests") totaled approximately $45.6 million. In July 2016, the U.S. Bureau of Ocean Engineering Management ("BOEM") issued a Notice to Lessees and Operators ("NTL 2016-N01") related to such decommissioning liabilities, to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional security may be required to ensure that such liabilities will be satisfied. NTL 2016-N01, which became effective September 12, 2016, provides updated procedures with regard to BOEM's ability to require additional financial security for such liabilities. In connection with NTL 2016-N01, BOEM calculates its own estimate of the decommissioning liabilities associated with all such U.S. Gulf of Mexico leases and other interests, and BOEM has provided to Maritech BOEM's estimate of abandonment liability associated with Maritech's Interests. Maritech is negotiating with BOEM to reduce BOEM's estimate of Maritech's liability to be consistent with Maritech's estimate. The final amount agreed to by BOEM will determine the amount of additional security that Maritech will be required to provide, and could exceed the amount of Maritech's estimate.

Among other things, the NTL 2016-N01 eliminates the “waiver exemption” currently allowed by the BOEM, whereby lessees on the U.S. Gulf of Mexico Outer Continental Shelf meeting certain financial strength and reliability criteria are exempted from posting bonds or other acceptable financial assurances for such lessee’s decommissioning obligations. Also, under NTL 2016-N01, Maritech does not qualify to self-insure. NTL 2016-N01 also implements a phase-in period for establishing compliance with additional security obligations for certain properties, whereby lessees may seek compliance with its additional security requirements under a “tailored plan” addressing the satisfaction of such decommissioning obligations that is approved by the BOEM and would require securing phased-in compliance in three approximately equal installments during a one-year period from the date of the BOEM approval of the tailored plan, which would require us to fund the satisfaction of such decommissioning liabilities within the required time period. Implementation of NTL 2016-N01 could result in Maritech having to obtain additional bonds and having to post collateral to obtain such additional bonds, which could reduce the amount of borrowing capacity we have under our Credit Agreement, thus reducing our liquidity. Alternatively, Maritech could be required to provide other financial assurances, including a parent company guarantee from us for the benefit of Maritech. We remain hopeful that Maritech's negotiations with the BOEM will result in an acceptable tailored plan that reduces the need for additional financial security. However, if those negotiations do not result in an acceptable tailored plan and if we fail to comply with the current or future orders of BOEM to provide additional surety bonds or other financial assurances, BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, ordering suspension of operations or production, or initiating procedures to cancel leases, which, if upheld, could have a material adverse effect on our results of operations and financial condition.

The Series A Convertible Preferred Units of CCLP issued on August 2016 and September 2016 (the "CCLP Preferred Units") are senior in right of distributions, liquidation and voting to the common units, and will result in the issuance of additional CCLP common units in the future, resulting in dilution of our existing common unit ownership in CCLP, and such dilution is potentially unlimited.

CCLP's partnership agreement does not limit the number of additional common units that CCLP may issue at any time without the approval of its common unitholders. In addition, subject to the provisions of the August 8, 2016 CCLP Series A Preferred Unit Purchase Agreement, CCLP may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. On August 8, 2016, CCLP issued an aggregate of 4,374,454 of CCLP Preferred Units for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of $49.8 million. We purchased 874,891 of the CCLP Preferred Units at the Issue Price, aggregating $10.0 million. On September 20, 2016, CCLP entered into a subsequent Series A Preferred Unit Purchase Agreement (together with the initial Series A Preferred Unit Purchase Agreement, the "CCLP Unit Purchase Agreements"), with certain purchasers to issue and sell in a private placement (the "Subsequent Private Placement") an aggregate of 437,445 CCLP Preferred Units at the Issue Price, resulting in total net proceeds, after deducting certain offering expenses, of approximately $4.8 million. An additional 2,187,227 CCLP Preferred Units were issued and sold pursuant to the exercise of an option contained in the Initial Private Placement for total net proceeds, after deducting offering expenses, of approximately $24.2 million.

Pursuant to the initial CCLP Series A Preferred Unit Purchase Agreement, our wholly owned CSI Compressco GP Inc subsidiary (the general partner of CCLP), executed the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated CCLP Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that ranks senior to CCLP's common units with respect to distribution rights and rights upon liquidation. The holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments, including adjustments relating to any future issuances of common units below a set price. Beginning in March 2017 and on the first Trading Day of each calendar month thereafter for a total of thirty months (each, a “Conversion Date”), the CCLP Preferred Units will convert into common units in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of

Conversion Dates remaining. CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement.

Because we own 42.4% of the outstanding CCLP common units, 12.5% of the newly issued CCLP Preferred Units, and approximately 2% general partner interest in CCLP (including incentive distribution rights), the issuance by CCLP of the CCLP Preferred Units could have the following effects:

•	our previously existing ownership interest in the common units of CCLP will decrease;

•	the amount of cash available for distribution on each CCLP common unit may decrease;

•	the voting power attributable to our previously existing CCLP common units will be diminished; and

•	the market price of CCLP common units may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2016	—	(2)	$—	—	$14,327,000
August 1 – August 31, 2016	—	(2)	—	—	14,327,000
September 1 – September 30, 2016	126	(2)	5.60	—	14,327,000
Total	126			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1
Amended and Restated Note Purchase Agreement, dated July 1, 2016, between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.1
Agreement and Fourth Amendment to Credit Agreement dated as of July 1, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.2
Security Agreement dated as of July 1, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as pledgors, JPMorgan Chase Bank, N.A., in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.3
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

10.4
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2016.

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

TETRA Technologies, Inc.

Date:	November 9, 2016	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	November 9, 2016	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	November 9, 2016	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

4.1
Amended and Restated Note Purchase Agreement, dated July 1, 2016, between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.1
Agreement and Fourth Amendment to Credit Agreement dated as of July 1, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.2
Security Agreement dated as of July 1, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as pledgors, JPMorgan Chase Bank, N.A., in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.3
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

10.4
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2016 and 2015; (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2016.