Form 10-K
period 2016-12-31
TETRA TECHNOLOGIES INC
filed 2017-03-01
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K
(MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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
INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT).
YES [   ]  NO [ X ]
THE AGGREGATE MARKET VALUE OF COMMON STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS $564,960,880 AS OF JUNE 30, 2016, THE LAST BUSINESS DAY OF THE REGISTRANT’S MOST RECENTLY COMPLETED SECOND FISCAL QUARTER.
NUMBER OF SHARES OUTSTANDING OF THE ISSUER’S COMMON STOCK AS OF MARCH 1, 2017, WAS 115,632,617 SHARES.
DOCUMENTS INCORPORATED BY REFERENCE
PART III INFORMATION IS INCORPORATED BY REFERENCE TO THE REGISTRANT’S PROXY STATEMENT FOR ITS ANNUAL MEETING OF STOCKHOLDERS TO BE HELD MAY 5, 2017, TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION WITHIN 120 DAYS OF THE END OF THE REGISTRANT’S FISCAL YEAR.

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

•	economic and operating conditions that are outside of our control, including the supply, demand, and prices of crude oil and natural gas;

•	the levels of competition we encounter;

•	the activity levels of our customers;

•	our operational performance;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to acquisitions and our growth strategy;

•	our ability to comply with the financial covenants in our debt agreements and the consequences of any failure to comply with such financial covenants;

•	the availability of adequate sources of capital to us;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies;

•	risks related to our foreign operations;

•	information technology risks including the risk from cyberattack, and

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

Our Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the division's facilities. The Compression Division's aftermarket business provides compressor package reconfiguration and maintenance services and compressor package parts and components manufactured by third-party suppliers. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.

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

We continue to pursue a long-term growth strategy that includes expanding our existing core businesses, with the exception of the Maritech segment, through internal growth and acquisitions, domestically and internationally. For financial information for each of our segments, including information regarding revenues and total assets, see “Note Q - Industry Segments and Geographic Information” contained in the Notes to Consolidated Financial Statements.

Proactive Strategy to Improve Liquidity and Strengthen Balance Sheet in 2016

During 2016, we were proactive in preparing for changes in the market environment by managing our cost structure, reducing capital expenditures and strengthening our balance sheet. While remaining committed to our long-term growth strategies, our near-term focus during this period of reduced activity and demand was to preserve and enhance liquidity through strategic operating and financial measures.

These efforts included:

•
In May 2016, we repurchased an aggregate principal amount of $100.0 million of our Series 2010-A Senior Notes, Series 2010-B Senior Notes, and Series 2013 Senior Notes, representing the total outstanding principal amount of those notes.

•	In June 2016, we issued and sold 11.5 million shares of common stock in a public offering.

•
In July and December 2016, we entered into amendments of the agreements governing our bank revolving credit facility and our 11% Senior Note to, among other things, favorably amend certain financial covenants.

•	In December 2016, we issued and sold 22.3 million shares of common stock and warrants to purchase 11.2 million shares of common stock in a public offering.

•	In the June 2016 and December 2016 equity offerings we received aggregate net proceeds of $168.3 million, which were primarily used to retire outstanding long-term debt.

•
In May 2016 and November 2016, our CSI Compressco LP subsidiary ("CCLP") entered into amendments of the agreement governing its bank revolving credit facility to, among other things, favorably amend certain financial covenants.

•
In August 2016 and September 2016, CCLP issued and sold its newly authorized Series A Convertible Preferred Units in a private placement and used the aggregate net proceeds of $77.3 million to reduce outstanding long-term debt. We purchased a portion of the CCLP Preferred Units for $10.0 million.

(For detailed information on each of these items, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.")

Each of the above described liquidity and balance sheet measures has been implemented to position us to be able to capitalize on growth opportunities as they arise in connection with the long-anticipated recovery of the oil and gas services industry. In 2017, we are seeing indicators of improving demand for certain of our products and services. We and CCLP intend to continue taking the actions we believe appropriate to strengthen our balance sheet and to position us financially to be able to capitalize on opportunities in the recovering market.

Products and Services

Fluids Division

Liquid calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, and blends of such products manufactured by our Fluids Division are referred to as clear brine fluids ("CBFs") in the oil and gas industry. CBFs are salt solutions that have variable densities and are used to control bottomhole pressures during oil and gas completion and workover operations. The Fluids Division sells CBFs and various CBF additives to U.S. and foreign oil and gas exploration and production companies and to other companies that service customers in the oil and gas industry.

The Fluids Division provides both stock and custom-blended CBFs based on each customer's specific needs and the proposed application. The Fluids Division provides a broad range of associated CBF services, including: onsite fluids filtration, handling, and recycling; wellbore cleanup; fluid engineering consultation; and fluid management services. The Fluids Division's newest CBF technology, TETRA CS Neptune® completion fluids, continues to be used for our customer's projects in the U.S. Gulf of Mexico. We offer to repurchase (buyback) certain used CBFs from customers, which we are able to recondition and recycle. Selling used CBFs back to us reduces the net cost of the CBFs to our customers and minimizes our customers’ need to dispose of used fluids. We recondition used CBFs through filtration, blending, and the use of proprietary chemical processes, and then market the reconditioned CBFs.

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

The Fluids Division also provides a wide variety of water management services to support the hydraulic fracturing in unconventional well completions for domestic onshore oil and gas operators. These services include water analysis, treatment, storage, transfer, engineering, recycling, and environmental risk mitigation. The Fluids Division's patented equipment and processes include BioRid® treatment services, certain blending technologies, and TETRA STEELTM 1200 rapid deployment water transfer system. The Fluids Division seeks to design environmentally friendly solutions for the unique needs of each customer’s wellsite in order to maximize operational performance, and efficiency and minimize the use of potable water.

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

Our liquid and dry calcium chloride manufacturing facilities are located in the United States and Finland. We also acquire liquid and dry calcium chloride inventory from other producers. In the United States, we manufacture calcium chloride at five manufacturing plant facilities, the largest of which is our plant near El Dorado, Arkansas, which produces liquid and flake calcium chloride products. Liquid and flake calcium chloride are also produced at our Kokkola, Finland, plant. We operate our European calcium chloride operations under the name TETRA Chemicals Europe. We also manufacture liquid calcium chloride at our facilities in Parkersburg, West Virginia and Lake Charles, Louisiana, and we have two solar evaporation facility locations located in San Bernardino County, California, that produce liquid calcium chloride from underground brine reserves which are naturally replenished. All of our calcium chloride production facilities have a combined production capacity of more than 1.5 million equivalent liquid tons per year.

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

See “Note Q - Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about the Fluids Division.

Production Testing Division

Our Production Testing Division provides frac flowback services, early production facilities and services, production well testing services, offshore rig cooling services, and other associated services including well flow management and evaluation services that enable operators to quantify oil and gas reserves, optimize oil and gas production, and minimize oil and gas reservoir damage. In certain gas producing basins, water, sand, and other abrasive materials commonly accompany the initial production of natural gas, often under high pressure and high temperature conditions and, in some cases, from reservoirs containing high levels of hydrogen sulfide gas. The

Production Testing Division provides the specialized equipment and qualified personnel to address these impediments to production. Early production services typically include sophisticated evaluation techniques for reservoir management, including unconventional shale reservoir exploitation and optimization of well workover programs. Frac flowback and production well testing services may include well control, well cleanup, and laboratory analysis. These services are utilized in the completion process after hydraulic fracking and in the production phase of oil and gas wells.

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

See “Note Q - Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about the Production Testing Division.

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

The horsepower of our compression services fleet on December 31, 2016, is summarized in the following table:

Range of Horsepower Per Package	Number of Packages	Aggregate Horsepower	% of Total Aggregate Horsepower

0 - 100	3,904	183,100	16.4%
101 - 800	1,626	457,809	41.1%
Over 800	353	473,403	42.5%
Total	5,883	1,114,312	100%

Our Compression Division's equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems that are designed and fabricated primarily at its facility in Midland, Texas. Our compressor packages are typically sold to natural gas and oil exploration and production, mid-stream, transmission, and storage companies for use in various applications including gas gathering, gas lift, carbon dioxide injection, wellhead compression, gas storage, refrigeration plant, gas processing, pressure maintenance, pipeline, vapor recovery, gas transmission, fuel gas booster, and coal bed methane systems. We design and fabricate natural gas reciprocating and rotary compressor packages up to 8,000 horsepower for use in our service fleet and for sale to our broadened customer base. Our pump systems can be utilized in numerous applications including oil production, transfer, and pipelines as well as water injection and disposal.

The Compression Division's aftermarket business provides a wide range of services and compressor package parts and components manufactured by third-party suppliers to support the needs of customers who own compression equipment. These services include operations, maintenance, overhaul, and reconfiguration services, which may be provided under turnkey engineering, procurement, and construction contracts. This business employs factory trained sales and support personnel in most of the major oil and natural gas producing basins in the United States to perform these services.

Virtually all of our Compression Division's operations are conducted through our partially owned CSI Compressco LP subsidiary ("CCLP"). Through our wholly owned subsidiary, CSI Compressco GP Inc., we manage and control CCLP, and accordingly, we consolidate CCLP results of operation in our consolidated results of operation. As of December 31, 2016, common units held by the public represent approximately a 56% ownership interest in CCLP.

See “Note Q - Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about the Compression Division.

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

Our Offshore Services segment’s fleet of service vessels has expanded and contracted in size in recent years in response to changing demands for its services. With the TETRA Hedron, a 1,600-metric-ton heavy lift derrick barge, and the TETRA Arapaho, a 725-metric-ton heavy lift derrick barge [need to insert language regarding dry dock], we perform heavy lift decommissioning and construction projects and integrated operations on oil and gas production platforms. The Offshore Services segment also performs contract diving operations, utilizing its owned dive service vessels, as well as vessels obtained under long- and short-term leases as needed. Diving services include saturation diving for up to 1,000 foot dive depths as well as mixed gas and surface diving for shallower dives.

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

The sales of substantially all of Maritech’s oil and gas producing properties during 2011 and 2012 have essentially removed us from the oil and gas exploration and production business, and significantly all of Maritech’s oil and gas acquisition, development, and exploitation activities have ceased. Following these sales, Maritech’s remaining oil and gas reserves and production are negligible. Maritech’s operations consist primarily of the well abandonment and decommissioning of its remaining offshore oil and gas platforms and facilities. During the three year period ended December 31, 2016, Maritech spent approximately $77.7 million on such efforts. Approximately $45.6 million of Maritech decommissioning liabilities remain as of December 31, 2016, and approximately $1.0 million of this amount is planned to be performed during 2017, with the timing of a portion of this work being discretionary.

Maritech’s decommissioning liabilities are established based on what it estimates a third party would charge to plug and abandon the wells, decommission the pipelines and platforms, and clear the sites associated with its properties. We review the adequacy of Maritech’s decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities being recorded. For a further discussion of Maritech’s adjustments to its decommissioning liabilities, see “Note I - Decommissioning and Other Asset Retirement Obligations” in the Notes to Consolidated Financial Statements.

See “Note Q - Industry Segments and Geographic Information” in the Notes to Consolidated Financial Statements for financial information about the Offshore Division.

Sources of Raw Materials

Our Fluids Division manufactures calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, and sodium bromide for sale to its customers. The Fluids Division also recycles used calcium bromide and zinc bromide CBFs repurchased from its oil and gas customers.

The Fluids Division manufactures liquid calcium chloride, either from underground brine or by reacting hydrochloric acid with limestone. The Fluids Division also purchases liquid and dry calcium chloride from a number of U.S. and foreign chemical manufacturers. Our El Dorado, Arkansas, plant produces liquid and flake calcium chloride, utilizing underground brine (tail brine) obtained from Chemtura Corporation ("Chemtura") that contains calcium chloride. We also produce calcium chloride at our two facility locations in San Bernardino County, California, by solar evaporation of pumped underground brine reserves that contain calcium chloride. The underground reserves of this brine are deemed adequate to supply our foreseeable need for calcium chloride at those plants.

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

Market Overview and Competition

Our operations are significantly dependent upon the demand for, and production of, natural gas and oil in the various domestic and international locations in which we operate. Beginning in 2014 and continuing throughout most of 2016, reduced prices of natural gas and oil led to declines in our customers' drilling activities and capital expenditure levels in the domestic and international markets in which we operate. The decline in activity in the natural gas and oil exploration and production industry resulted in reduced demand for certain of our products and services compared to early 2014 levels, which is expected to continue. With the increase in oil and gas pricing in the second half of 2016 and early 2017, we are seeing indicators of improving demand in the North America market, however the international and offshore markets downswing continues.

Fluids Division

Our Fluids Division provides its products and services to oil and gas exploration and production companies in the United States and certain foreign markets and to other customers that service such companies. Current areas of market presence include the onshore U.S., the U.S. Gulf of Mexico, the North Sea, Mexico, and certain countries in South America, Europe, Asia, the Middle East, and Africa. Customers with deepwater operations frequently utilize high volumes of CBFs, which can be subject to harsh downhole conditions, such as high pressure and high temperatures. Demand for CBF products offshore is generally driven by completion activity.

Since 2014, there has been increased industry demand for onshore water management services in unconventional shale gas and oil reservoirs in connection with hydraulic fracking operations. However, beginning in 2015, demand for certain Fluids Division products and services, particularly water management services, was adversely affected by declining oil and natural gas pricing and customer budgetary constraints. In mid-2016, demand for our North American onshore water management services increased as oil and natural gases prices rose. The Fluids Division provides water management services to a wide-range of onshore oil and gas operators located in all active North America unconventional oil and gas basins.

Our Fluids Division’s principal competitors in the sale of CBFs to the oil and gas industry are Baker Hughes, Baroid, a subsidiary of Halliburton, and M-I Swaco, a subsidiary of Schlumberger. This market is highly competitive, and competition is based primarily on service, availability, and price. Major customers of the Fluids Division include Anadarko, Baker Hughes, Chesapeake, Chevron, ConocoPhillips, Devon Energy, EOG Resources, ExxonMobil,

Halliburton, LLOG Exploration, Oklahoma Energy Corp., Petrobras, Pioneer Natural Resources, Saudi Aramco, Schlumberger, Shell, Southwestern Energy, Total, Tullow, and W & T Offshore. The Fluids Division also sells its CBF products through various distributors. Competitors for the division’s water management services include large, multinational providers as well as small, privately owned operators.

Our liquid and dry calcium chloride products have a wide range of uses outside the energy industry. Non-energy market segments where these products are used include water treatment, industrial, food processing, road maintenance, ice melt, agricultural, and consumer products. We also sell sodium bromide into industrial water treatment markets as a biocide under the BioRid® tradename. Most of these markets are highly competitive. The Fluids Division’s European calcium chloride operations market our calcium chloride products to certain European markets. Our principal competitors in the non-energy related calcium chloride markets include Occidental Chemical Corporation and Vitro in North America and NedMag in Europe.

Production Testing Division

Our Production Testing Division provides frac flowback services, early production facilities and services, production well testing services, offshore rig cooling services, and other associated services in various on-shore domestic and international locations. The Production Testing Division serves all active North America unconventional oil and gas basins. Through Greywolf, the division serves the western Canada market. In addition, through our OPTIMA subsidiary, the Production Testing Division offers offshore oil and gas rig cooling services and associated products that suppress heat generated by high-rate flaring of hydrocarbons during offshore well testing operations. OPTIMA primarily serves markets in the North Sea, Asia-Pacific, the Middle East, and South America.

The U.S. and Canadian production testing markets are highly competitive, and competition is based on availability of appropriate equipment and qualified personnel, as well as price, quality of service, and safety record. We believe that our skilled personnel, operating procedures, and safety record give us a competitive advantage. The Production Testing Division plans to continue growing its foreign operations in order to serve major oil and gas markets worldwide. Competition in on-shore U.S. and Canadian production testing markets is primarily dominated by numerous small, privately owned operators. Expro International, Halliburton, and Schlumberger, are major competitors in the foreign markets we serve although, we provide these services to their customers on a subcontract basis from time to time. The major customers for this division include ConocoPhillips, Eclipse Resources, Encana, EP Energy, Expro, Peyto, Pioneer Natural Resources, Range Resources, Rice Energy, Saudi Aramco, Schlumberger, Shell, and Vantage Energy.

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

This division’s strategy is to compete on the basis of superior services at a competitive price. The Compression Division believes that it is competitive because of the significant increases in the value that results from the use of its services, its superior customer service, its highly trained field personnel, and the quality of the compressor packages it uses to provide services. The Compression Division’s major customers include Anadarko, Cimarex Energy, ConocoPhillips, Denbury Onshore, and Targa Resources.

The compression services and compressor package fabrication business is highly competitive. Certain of the Compression Division's competitors may be able to more quickly adapt to changes within the compression industry and changes in economic conditions as a whole, more readily take advantage of available opportunities, and adopt more aggressive pricing policies. Primary competition for our low-horsepower compression services business comes from various local and regional companies that utilize packages consisting of a screw compressor with a separate engine driver or a reciprocating compressor with a separate engine driver. These local and regional competitors tend to compete with us on the basis of price as opposed to our focus on providing production enhancement value to the customer. Competition for the mid- and high-horsepower compression services business comes primarily from large national and multinational companies that may have greater financial resources than ours. Such competitors include ArchRock, AXIP Energy Services, CDM Resource Management, Exterran, CDM Resource Management, J-W Power, and USA Compression. Our competition in the standard compressor package fabrication and sales market includes several large companies and a large number of small, regional fabricators, including some of those who we compete with for compression services, as well as AG Equipment Company, Enerflex, SEC Energy Products & Services, and others. The Compression Division's competition in the custom-designed compressor package market usually consists of larger companies that have the ability to address integrated projects and provides product support after the sale. The ability to fabricate these large custom-designed packages at the Compression Division's facilities, which is near the point of end-use of many customers is often a competitive advantage.

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

The Offshore Services segment markets its services primarily to major oil and gas companies and independent operators. One of the Offshore Services segment’s most significant customer historically has been Maritech; however, the amount of work performed for Maritech has been reduced in recent years and the amount of work to be performed in the future for Maritech is expected to continue to decline. Major customers include Chevron, Fieldwood Energy, Shell, Stone Energy, and W&T Offshore. The Offshore Services segment’s services are performed primarily in the U.S. Gulf of Mexico, however, the segment has provided services in the Mexican Gulf of Mexico and in the Asia-Pacific region and is seeking to expand its operations to international markets. Our principal competitors in the U.S. Gulf of Mexico market are Alliance Offshore, Montco Oilfield Contractors, Oceaneering, Offshore Specialty Fabricators, Inc., and Superior Energy Services, Inc. This market is highly competitive, and competition is based primarily on service, equipment availability, safety record, and price.

No single customer provided 10% or more of our total consolidated revenues during the year ended December 31, 2016.

Other Business Matters

Backlog

The Compression Division’s equipment sales business consist of the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield fluid pump systems that are fabricated to customer specifications and standard specifications, as applicable. The Division's custom-designed compressor packages are typically greater in size and complexity than standard fabrication packages, requiring more labor, materials, and overhead resources. This business requires diligent planning of those resources and project and backlog management in order to meet the customers' desired delivery dates and performance criteria, and achieve fabrication efficiencies. As of December 31, 2016, the Compression Division's equipment sales backlog was approximately $21.6 million, $19.4 million of which is expected to be recognized in the year ended December 31, 2017, based on title passing to the customer, the customer assuming the risks of ownership, reasonable assurance of collectability, and delivery occurring as directed by our customer. This backlog consists of firm customer orders for which a purchase or work order has been received, satisfactory credit or financing arrangements exist, and delivery has been scheduled. This backlog is a measure of marketing effectiveness that allows us to plan future labor and raw material needs and to measure our success in winning bids from our customers.

Other than these Compression Division operations, our products and services generally are either not sold under long-term contracts or do not require long lead times to procure or deliver.

Employees

As of December 31, 2016, we had approximately 2,400 employees. None of our U.S. employees are presently covered by a collective bargaining agreement. Our foreign employees are generally members of labor unions and associations in the countries in which they are employed. We believe that our relations with our employees are good.

Patents, Proprietary Technology and Trademarks

As of December 31, 2016, we owned or licensed fifty-one (51) issued U.S. patents and had thirteen (13) patent applications pending in the United States. We also had thirty-nine (39) owned or licensed patents and twenty-nine (29) patent applications pending in various other countries. The foreign patents and patent applications are primarily foreign counterparts to certain of our U.S. patents or patent applications. The issued patents expire at various times through 2035. We have elected to maintain certain other internally developed technologies, know-how, and inventions as trade secrets. While we believe that our patents and trade secrets are important to our competitive positions in our businesses, we do not believe any one patent or trade secret is essential to our success.

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

 The EPA has determined that greenhouse gases present an endangerment to public health and the environment, because they contribute to global warming and climate change. As a result, the EPA has begun to regulate certain sources of greenhouse gases, including air emissions associated with oil and gas production, particularly as they relate to the hydraulic fracturing of natural gas wells. In addition, the EPA has issued regulations requiring the reporting of greenhouse gas emissions from certain sources which include onshore and offshore oil and natural gas production facilities and onshore oil and gas processing, transmission, storage, and distribution facilities. Reporting of greenhouse gas emissions from such facilities is required on an annual basis. The EPA’s rules relating to emissions of greenhouse gases from large, stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA or state environmental agencies from implementing the rules. Further, Congress has considered, and almost one-half of the states have adopted, legislation that seeks to control or reduce emissions of greenhouse gases from a wide-range of sources.

Offshore Operations

During the past five years, several Notices to Lessees ("NTLs"), Safety and Environmental Management Systems ("SEMS") regulations, and other safety regulations implementing additional safety and certification requirements applicable to offshore activities in the Gulf of Mexico were issued. These NTLs and SEMS regulations include requirements by operators to:

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

We maintain various types of insurance intended to reimburse us for certain costs in the event of an accident, including an explosion or similar event involving our offshore operations. Our insurance program is reviewed not less than annually with our insurance brokers and underwriters. As part of our insurance program for offshore operations, we maintain Commercial General Liability, Protection and Indemnity, and Excess Liability policies that provide third-party liability coverage, including but not limited to death and personal injury, collision, damage to property including fixed and floating objects, pollution, and wreck removal up to the applicable policy limits. Additionally, we maintain a vessel pollution liability policy that provides coverage for oil or hazardous substance pollution emanating from a vessel, addressing both Oil Pollution Act of 1990 ("OPA") and CERCLA obligations. This policy also provides coverage for cost of defense, and limited coverage for fines, and penalties up to the applicable policy limits.

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

Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies. The level of exploration, development, and production activity is directly affected by trends in oil and natural gas prices, which historically have been volatile and are likely to continue to be volatile.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Crude oil prices have fluctuated significantly since 2014, with West Texas Intermediate (WTI) oil spot prices declining from a high of $108 per barrel in June 2014 to a low of $26.19 per barrel in February 2016, a level which has not been experienced since 2003. Although crude oil prices increased during the second half of 2016 to a high of $54.01 per barrel in December 2016, market reports indicate prices are not expected to increase materially in 2017. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Environment and Results of Operations.”

The prolonged reduction in oil and natural gas prices depressed levels of exploration, development, and production activity in 2015 and 2016, and if the depressed oil and natural gas prices continue, they could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Should current market conditions worsen or persist for an extended period of time, we may be required to record additional asset impairments. Such potential impairment charges could have a material adverse impact on our operating results. Even the perception of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.

Factors affecting the prices of oil and natural gas include: the level of supply and demand for oil and natural gas; governmental regulations, including the policies of governments regarding the exploration for and production and development of their oil and natural gas reserves; weather conditions and natural disasters; worldwide political, military, and economic conditions; the ability or willingness of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain oil production levels; the levels of oil production by non-OPEC countries; oil refining capacity and shifts in end-customer preferences toward fuel efficiency and the use of natural gas; the cost of producing and delivering oil and natural gas; and potential acceleration of the development of alternative fuels.

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

Other factors affecting our operating results and activity levels include oil and natural gas industry spending levels for exploration and production, development, and acquisition activities, impairments of long-lived assets, and plugging, abandonment, and decommissioning costs on Maritech’s remaining offshore production platforms, wells, and pipelines. Several of our customers reduced their capital expenditures in 2016 and have publicly announced further reductions in their capital expenditure plans for 2017 in light of the significant declines in the prices of oil and natural gas, and such reductions have had, and are expected to continue to have, a negative effect on the demand for many of our products and services. This has had, and is expected to continue to have, a negative effect on our revenues and results of operations. A large concentration of our operating activities is located in the onshore and offshore U.S. Gulf Coast region. Our revenues and profitability are particularly dependent upon oil and natural gas industry activity and spending levels in this region. Our operations may also be affected by technological advances, cost of capital, and tax policies. Adverse changes in any of these other factors may have a material adverse effect on our revenues and profitability.

Changes in the economic environment have resulted, and could further result, in further significant impairments of certain of our long-lived assets and goodwill.

During the fourth quarter of 2016, primarily as a result of the impact of significant decreases in oil and natural gas prices on certain of our long-lived assets, we recorded consolidated long-lived asset impairments of approximately $7.2 million. During the first quarter of 2016, we recorded additional consolidated long-lived asset impairments (excluding goodwill impairments) of approximately $10.7 million. During the two year period ending December 31, 2016, we have recorded a total of $62.3 million of long-lived asset impairments. A continuation of the depressed commodity prices and/or further adverse changes in the economic environment could result in a greater decrease in the demand for many of our products and services, which could impact the expected utilization rates of certain of our long-lived assets, including plant facilities, operating locations, barges and vessels, and other operating equipment. Under generally accepted accounting principles, we review the carrying value of our long-lived assets when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable, based on their expected future cash flows. The impact of reduced expected future cash flow could require the write-down of all or a portion of the carrying value for these assets, which would result in additional impairments, resulting in decreased earnings.

Due to decreases in our stock price and CCLP's common unit price and the expected future cash flows from certain of our reporting units, we recorded approximately $106.2 million of goodwill impairments during the fourth quarter of 2016. During the two year period ending December 31, 2016, we have recorded a total of approximately $283.2 million of goodwill impairments. Following these goodwill impairments, as of December 31, 2016, our consolidated goodwill consists of the $6.6 million of goodwill attributed to our Fluids reporting unit. Under generally accepted accounting principles, we review the carrying value of our goodwill for possible impairment annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Changes in circumstances indicating the carrying value of our goodwill may not be recoverable include a decline in our stock price or the price of CCLP's common units, or future cash flows and slower growth rates in our industry. If economic and market conditions decline further, we may be required to record additional charges to earnings during the period in which any impairment of our goodwill is determined, resulting in a negative impact on our results of operations.

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

We sell a variety of clear brine fluids to the oil and gas industry and non-energy markets, including calcium chloride, calcium bromide, zinc bromide, zinc calcium bromide, sodium bromide, and formate-based brines, some of which we manufacture and some of which are purchased from third parties. Sales of these products contribute significantly to our revenues. In our manufacture of calcium chloride, we use brines, hydrochloric acid, and other raw materials purchased from third parties. In our manufacture of brominated clear brine fluid products, we use elemental bromine, hydrobromic acid, and other raw materials that are purchased from third parties. We rely on Chemtura Corporation as a supplier of bromine for our brominated clear brine fluid products as well as tail brine for our El Dorado, Arkansas, calcium chloride plant. Although we have long-term supply agreements with Chemtura, if we were unable to acquire these raw materials at reasonable prices for a prolonged period, our business could be materially and adversely affected.

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

The fabrication of our compression packages, pump systems, and production testing, well monitoring, and rig cooling equipment requires the purchase of various components, some of which we obtain from a single source or a limited group of suppliers. Our reliance on these suppliers exposes us to the risk of price increases, inferior component quality, or an inability to obtain an adequate supply of required components in a timely manner. The profitability or future growth of our Compression and Production Testing Divisions may be adversely affected due to our dependence on these key suppliers.

Our success depends upon the continued contributions of our personnel, many of whom would be difficult to replace, and the continued ability to attract new employees.

Our success depends on our ability to attract, train, and retain skilled management and employees at reasonable compensation levels. The delivery of our products and services requires personnel with specialized skills and experience. In addition, our ability to expand our operations depends in part on our ability to increase the size of our skilled labor force. The demand for skilled managers and workers in the U.S. Gulf Coast region and other regions in which we operate is high and the supply is limited. Reductions in employee compensation that were put into effect during 2016 could lead to increased turnover and loss of key personnel. A lack of qualified personnel, could adversely affect operating results.

Operating, Technological, and Strategic Risks

We may not fully realize the benefits from the CSI Acquisition.

As a result of the significant decline in oil and gas prices since the CSI Acquisition, we do not expect to realize all of the anticipated benefits from the CSI Acquisition. In addition, a portion of the expected benefits may not be realized if we are unable to fully and efficiently integrate the business and operations of CSI. While significant steps to integrate and consolidate operations functions have been accomplished, the integration of certain administrative functions has yet to be completed. We are currently converting and consolidating CSI's financial accounting, operating, and information systems environment into our system environment. There can be no assurances that these system integration efforts will accomplish all the targeted efficiencies, or that they will not be more costly or take longer to accomplish than what we currently estimate.

We performed an inspection of the assets to be acquired, which we believe to be generally consistent with industry practices. However, there could be environmental or other problems that are not necessarily observable even when the inspection is undertaken. If problems are identified after closing of the CSI Acquisition, the stock purchase agreement provides for limited recourse against the seller.

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

Our estimates of future well abandonment and decommissioning liabilities are imprecise and are subject to change due to: (i) changes in the forecasts of the supply, demand, cost and timing of well abandonment and decommissioning services; (ii) additional remediation work required on previously completed well abandonment projects; (iii) damage to wells and infrastructure caused by hurricanes and other natural events; (iv) changes in governmental regulations governing well abandonment and decommissioning work; and (v) other factors. In particular, a portion of the remaining decommissioning liabilities for our Maritech subsidiary relates to an offshore production platform that was toppled and destroyed by a hurricane and the estimate to perform the remaining decommissioning and debris removal work on this property is particularly imprecise due to the unique nature of the work to be performed. During the three year period ended December 31, 2016, Maritech increased its combined decommissioning liability by a total of approximately $77.6 million, consisting of $38.4 million of revisions to its existing liabilities as well as $39.2 million from adding new liabilities for remediation work required on projects previously thought to have been completed.

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

Through our Maritech subsidiary, we have interests in twelve producing oil and gas leases in the U.S. Gulf of Mexico, which may include certain wells, production platforms, pipelines and other facilities located on such leases. As of December 31, 2016, Maritech’s carrying value of its decommissioning liabilities associated with these leases, and remaining wells, platforms, and other facilities ("Maritech's Interests") totaled approximately $45.6 million. In July 2016, the U.S. Bureau of Ocean Engineering Management ("BOEM") issued a Notice to Lessees and Operators ("NTL 2016-N01") related to such decommissioning liabilities, to clarify the procedures and guidelines that BOEM Regional Directors use to determine if and when additional security may be required to ensure that such liabilities will be satisfied. NTL 2016-N01, which became effective September 12, 2016, provides updated procedures with regard to BOEM's ability to require additional financial security for such liabilities. In connection with NTL 2016-N01, BOEM calculates its own estimate of the decommissioning liabilities associated with all such U.S. Gulf of Mexico leases and other interests, and BOEM has provided to Maritech BOEM's estimate of abandonment liability associated with Maritech's Interests. Maritech is negotiating with BOEM to reduce BOEM's estimate of Maritech's liability to be consistent with Maritech's estimate. The final amount agreed to by BOEM will determine the amount of additional security that Maritech will be required to provide, and could exceed the amount of Maritech's estimate.

Among other things, the NTL 2016-N01 eliminates the “waiver exemption” currently allowed by the BOEM, whereby lessees on the U.S. Gulf of Mexico Outer Continental Shelf meeting certain financial strength and reliability criteria are exempted from posting bonds or other acceptable financial assurances for such lessee’s decommissioning obligations. Also, under NTL 2016-N01, Maritech does not qualify to self-insure. NTL 2016-N01 also implements a phase-in period for establishing compliance with additional security obligations for certain properties, whereby lessees may seek compliance with its additional security requirements under a “tailored plan.” A tailored plan would require securing phased-in compliance in three approximately equal installments during a one-year period from the date of the BOEM approval of the tailored plan, which would require us to fund the satisfaction of such estimated decommissioning liabilities within the required time period. Implementation of NTL 2016-N01 could result in Maritech having to obtain additional bonds and/or having to post collateral to obtain such additional bonds, which could reduce the amount of borrowing capacity we have under our Credit Agreement, thus reducing our liquidity. Alternatively, Maritech could be required to provide other financial assurances, including a parent company guarantee from us for the benefit of Maritech. We remain hopeful that Maritech's negotiations with the BOEM will result in an acceptable tailored plan that reduces the need for additional financial security. However, if those negotiations do not result in an acceptable tailored plan and if we fail to comply with the current or future orders of BOEM to provide additional surety bonds or other financial assurances, or if Maritech fails to proceed with the remaining decommissioning work to avoid the need for any additional security, BOEM could commence enforcement proceedings or take other remedial action, including assessing civil penalties, ordering suspension of operations or production, or initiating procedures to cancel leases, which, if upheld, could have a material adverse effect on our results of operations and financial condition.

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

During the past four years, Maritech has performed an extensive amount of well intervention, abandonment, decommissioning, and debris removal associated with its offshore platforms that were destroyed by hurricanes. As of December 31, 2016, Maritech has remaining hurricane damage response work associated with one of the downed platforms, and the estimated cost to perform this remaining abandonment, decommissioning, and debris removal work is approximately $7.9 million net to our interest. Due to the unique nature of the remaining work to be performed, actual costs could greatly exceed these estimates and, depending on the nature of any excess costs incurred, could result in significant charges to earnings in future periods. All of this $7.9 million estimated amount has been accrued as part of Maritech’s decommissioning liabilities. Our estimates of the remaining costs to be incurred may be imprecise.

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

Despite the sales of substantially all of Maritech’s oil and gas reserves during 2011 and 2012, and expending approximately $77.7 million of decommissioning work during the three year period ended December 31, 2016, we have remaining decommissioning liabilities of approximately $45.6 million associated with offshore platforms and associated wells to be decommissioned and abandoned. We have discontinued insurance coverage for windstorm damage and have elected to self-insure these risks. To the extent that remaining offshore platforms and associated wells are not decommissioned and abandoned prior to a windstorm occurring, Maritech would be exposed to losses from windstorm damages and storms in the future. Depending on the severity and location of the storms, such losses could be significant and could have a material adverse effect on our financial position, results of operation, and cash flows.

Financial Risks

Failure to comply with the financial ratios in our long-term debt agreements could result in defaults under those agreements.

As of December 31, 2016, our total long-term debt outstanding (excluding CCLP) of $119.6 million consisted of $3.2 million carrying amount under our credit agreement, dated as of June 27, 2006, as subsequently amended, with a syndicate of banks including JPMorgan Chase Bank, N.A. as administrative agent, which provides us with a secured revolving credit facility with a borrowing capacity of up to $200 million (subject to certain conditions) (the "Credit Agreement") and $116.4 million carrying amount of our 11% Senior Note, which was issued under our Amended and Restated Note Purchase Agreement dated as of July 1, 2016, as subsequently amended (the "Amended and Restated 11% Senior Note Agreement"). In addition, as of December 31, 2016, our consolidated balance sheet includes $504.1 million of long-term debt of CCLP, which consisted of (i) $217.5 million carrying amount under CCLP's credit agreement, dated as of August 4, 2014, as subsequently amended, with a syndicate of banks including Bank of America, N.A. as administrative agent, which provides CCLP with an asset-based revolving credit facility with a borrowing capacity of up to $315 million, subject to borrowing base requirements (the "CCLP Credit Agreement"), and (ii) $286.6 million carrying amount of CCLP's 7.25% Senior Notes due 2022 (the "CCLP 7.25% Senior Notes"), which were issued pursuant to an Indenture, dated as of August 4, 2014, with U.S. Bank National Association, as trustee (the "CCLP Indenture"). Debt service costs related to outstanding long-term debt represent a significant use of our operating cash flow and could increase our vulnerability to general adverse economic and industry conditions.

Each of the Credit Agreement and the Amended and Restated 11% Senior Note Agreement (collectively the "Long-Term Debt Agreements") contains covenants and other restrictions and requirements that, among other things, requires us to maintain certain financial ratios as of the end of each fiscal quarter. Deterioration of these ratios could result in a default under these agreements. Although our Long-Term Debt Agreements include cross-default provisions relating to each other and other indebtedness that we may incur that is greater than a defined amount, there are no cross default provisions, cross collateralization provisions, or cross guarantees between our Long-Term Debt Agreements and CCLP's Credit Agreement or the CCLP Indenture. If an event of default occurs under either of our Long-Term Debt Agreements and such event is not remedied in a timely manner, an event of default will occur under both of the Long-Term Debt Agreements. Any event of default, if not timely remedied, could result in a termination of all commitments of the lenders under the Credit Agreement, acceleration of all amounts owed thereunder and with regard to the 11% Senior Note, and foreclosure on the collateral securing both of the Long-Term Debt Agreements.

Following the Fifth Amendment to the Credit Agreement in December 2016, the financial ratios in the Credit Agreement include a minimum fixed charge coverage ratio (which is the ratio of a defined measure of earnings to interest, both measures over the trailing twelve months) of 1.25 to 1 and a maximum leverage ratio (which is the ratio of (i) outstanding debt under the Long-Term Debt Agreements and certain other obligations, including letters of credit outstanding, to (ii) a measure of our consolidated net earnings ("EBITDA"), all as defined in the Credit Agreement ) of (i) 5.00 to 1 at the end of the fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (ii) 4.75 to 1 at the end of the fiscal quarters ending March 31, 2018 and June 30, 2018, (iii) 4.50 to 1 at the end of the fiscal quarters ending September 30, 2018 and December 31, 2018, and (iv) 4.00 to 1 at the end of each of the fiscal quarters thereafter. EBITDA is defined in our Credit Agreement as the aggregate of our net income (or loss) and the net income (or loss) of our consolidated restricted subsidiaries (which excludes CCLP), including cash dividends and distributions (not the return of capital) received from persons (including CCLP) other than consolidated restricted subsidiaries and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items specifically described therein. This definition of consolidated net earnings excludes an amount of extraordinary and nonrecurring losses up to 25% of a measure of earnings. At December 31, 2016, our fixed charge coverage ratio was 1.34 to 1 and our leverage ratio was 3.47 to 1.

Under the Amended and Restated 11% Senior Note Agreement, the financial ratio requirements include a minimum fixed charge coverage ratio (which is identical to the minimum fixed charge coverage ratio under the Credit Agreement) of 1.25 to 1 and a maximum leverage ratio (which is identical to the maximum leverage ratio under the Credit Agreement) of (i) 5.00 to 1 at the end of the fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (ii) 4.75 to 1 at the end of the fiscal quarters ending March 31, 2018 and June 30, 2018, (iii) 4.50 to 1 at the end of the fiscal quarters ending September 30, 2018 and December 31, 2018, and (iv) 4.00 to 1 at the end of the fiscal quarters ending thereafter. At December 31, 2016, our fixed charge coverage ratio was 1.34 to 1 and our leverage ratio was 3.47 to 1.

Our continuing ability to comply with covenants in our Long-Term Debt Agreements depends largely upon our ability to generate adequate earnings and operating cash flows. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have reduced long-term debt from the use of equity offering proceeds and taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, benefit reductions, and other efforts to reduce costs and generate cash to mitigate the reduced demand for our products and services. We believe the steps taken have enhanced our capital structure and operating cash flows and will continue to enhance our operating cash flows in the future. We and CCLP are in compliance with all covenants of our respective long-term debt agreements as of December 31, 2016. Based on our financial forecasts as of March 1, 2017, which are based on certain operating and other business assumptions that we believe to be reasonable, we anticipate that, despite the current industry environment and activity levels, we will have sufficient liquidity, earnings and operating cash flows to maintain compliance with all covenants under our Long-Term Debt Agreements through March 1, 2018. However, there can be no assurance that the assumptions we have made will turn out to be accurate or that we will remain in compliance with these covenants going forward, and we could consequently be in default under our Long-Term Debt Agreements if we were unable to obtain a waiver or amendment from our lenders.

CCLP's failure to comply with the financial ratios in its long-term debt agreements could result in defaults under those agreements and reduced distributions to us.

The CCLP Credit Agreement provides CCLP with an asset-based revolving credit facility with a borrowing capacity of up to $315 million, subject to borrowing base requirements. As of December 31, 2016, CCLP's balance sheet includes $504.1 million of carrying value of long-term debt of CCLP consisting of (i) $217.5 million under the CCLP Credit Agreement and (ii) $286.6 million of CCLP 7.25% Senior Notes issued pursuant to the CCLP Indenture. Debt service costs related to CCLP's outstanding long-term debt represents a significant use of its operating cash flow and could increase its vulnerability to general adverse economic and industry conditions. Payment of CCLP's debt service obligations reduces cash available for distribution to its common unitholders, including us. Any breach of, or CCLP's inability to borrow under, the CCLP Credit Agreement, could impact CCLP's ability to fund distributions (if CCLP elected to do so), among other adverse impacts.

The CCLP Credit Agreement, as amended in November 2016, contains financial ratio covenants requiring CCLP to maintain (i) a minimum interest coverage ratio (which is a ratio of a defined measure of earnings to interest, both measured over the trailing twelve months) of (A) 2.25 to 1 at the end of the fiscal quarters ending during the period from and including December 31, 2016 through June 30, 2018; (B) 2.50 to 1 at the end of the fiscal quarters ending during the period from and including September 30, 2018 and December 31, 2018; and (C) 2.75 to 1 at the end of the fiscal quarters ending during the period from and including March 31, 2019 and thereafter; (ii) a maximum total leverage ratio (which is a ratio of a defined measure of debt to a defined measure of earnings, both measured over the trailing twelve months) of (A) 5.95 to 1 at the end of the fiscal quarters ending during the period from and including December 31, 2016 through June 30, 2018, (B) 5.75 to 1 at the end of the fiscal quarters ending during the period from and including September 30, 2018 and December 31, 2018, and (C) 5.50 to 1 at the end of the fiscal quarters ending during the period from and including March 31, 2019 and thereafter; and (iii) a maximum secured leverage ratio (which is a ratio of a defined measure of secured debt to a defined measure of earnings, both measures over the trailing twelve months) of (A) 3.25 to 1 at the end of the fiscal quarters ending during the period from and including December 31, 2016 through June 30, 2018, and (B) 3.50 to 1 at the end of the fiscal quarters ending during the period from and including September 30, 2018 and thereafter. At

December 31, 2016, the CCLP consolidated total leverage ratio was 5.40 to 1 (compared to 5.95 to 1 maximum allowed under the CCLP Credit Agreement), its consolidated secured leverage ratio was 2.35 to 1 (compared to a 3.25 to 1 maximum ratio allowed under the CCLP Credit Agreement), and its interest coverage ratio was 3.13 to 1 (compared to a 2.25 to 1 minimum ratio required under the CCLP Credit Agreement).

Continued access to the CCLP Credit Agreement is dependent upon CCLP's compliance with the financial ratio covenants as well as the borrowing base and other provisions set forth in the CCLP Credit Agreement. The CCLP Credit Agreement contains additional restrictive provisions ("cash dominion provisions") that are imposed if an event of default has occurred and is continuing or "excess availability" falls below $30.0 million. The CCLP Credit Agreement provides that CCLP may make distributions to holders of its common units, but only if there is no default under the CCLP Credit Agreement and CCLP maintains excess availability of $30.0 million. CCLP's ability to comply with the covenants and restrictions contained in the CCLP Credit Agreement may be affected by events beyond its control, including prevailing economic, financial, and industry conditions. If market or other economic conditions deteriorate, CCLP's ability to comply with these covenants may be impaired. A failure to comply with the provisions of the CCLP Credit Agreement could result in an event of default. Upon an event of default, unless waived, the lenders under the CCLP Credit Agreement would have all remedies available to secured lenders and could elect to terminate their commitments, cease making further loans, require cash collateralization of letters of credit, cause their loans to become due and payable in full, institute foreclosure proceedings against CCLP or its subsidiaries’ assets, and force CCLP and its subsidiaries into bankruptcy or liquidation. If the payment of CCLP's debt is accelerated, its assets may be insufficient to repay such debt in full, and the holders of CCLP common units, including us, could experience a partial or total loss of their investment. An event of default by CCLP under the CCLP Credit Agreement may constitute an event of default under the CCLP 7.25% Senior Notes.

CCLP is in compliance with all covenants of the CCLP Credit Agreement as of December 31, 2016. As a result of the recent decreased demand for certain of CCLP's products and services by CCLP's customers in response to decreased oil and natural gas prices, and CCLP's expectation that the reduced demand will continue for an indefinite period, CCLP has reduced long-term debt from the use of the CCLP Preferred Units offering proceeds and taken strategic cost reduction efforts, including headcount reductions, deferral of salary increases, salary reductions, and other efforts to reduce costs and generate cash. Based on CCLP's financial forecasts as of February 28, 2017, which are based on certain operating and other business assumptions that CCLP believes to be reasonable, CCLP anticipates that, despite the current industry environment and activity levels, it will have sufficient earnings and operating cash flows to maintain compliance with all covenants under the CCLP Credit Agreement through February 27, 2018. CCLP's plans and forecasts for 2017 include expectations that we will settle certain Omnibus Agreement expenses owed to us by CCLP using CCLP common units in lieu of cash. There can be no assurance that the assumptions CCLP made will turn out to be accurate or that CCLP will remain in compliance with these covenants going forward, and could consequently be in default under the CCLP Credit Agreement if it were unable to obtain a waiver or amendment from its lenders. Any such default under the CCLP Credit Agreement may constitute an event of default under the CCLP 7.25% Senior Notes. As a result, our cash flows could be further affected.

 We have continuing exposure to abandonment and decommissioning obligations associated with oil and gas properties previously owned by Maritech.

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities, having an estimated value at the time of sale of approximately $122.0 million pursuant to the purchase and sale agreements. For oil and gas properties Maritech previously operated, the buyer of the properties assumed the financial responsibilities associated with the properties' operations, including abandonment and decommissioning, and generally became the successor operator. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers, who also assumed the financial responsibilities associated with the properties' operations, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, a previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. A significant portion of the decommissioning liabilities that were assumed by the buyers of the Maritech properties in 2011 remains unperformed, and we believe the amounts of these remaining liabilities are significant. We monitor the financial condition of the buyers of these properties from Maritech, and if current oil and natural gas pricing levels continue or deteriorate further, we expect that one or more of these buyers may be unable to perform the decommissioning work required on properties they acquired from Maritech. To the extent Maritech is required to perform a significant portion of the abandonment and decommissioning obligations associated with these previously owned oil and gas properties, our financial condition and results of operations may be negatively affected.

During the year ended December 31, 2016, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows that are intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech estimates that of the total amount of decommissioning liabilities associated with properties sold to this company, Maritech is exposed to a high level of risk on properties that had decommissioning liabilities at the time they were sold in 2011 of approximately $6 million. Some of these liabilities are currently part of the bankruptcy liquidation plan being administered for this company. This amount, which is net to Maritech's interest, may not be representative of the current fair value of these obligations and does not reflect the potential benefit of bonding that may be available to Maritech if it were to be required to perform such obligations. Maritech and its legal counsel monitor the status of these companies. There can be no assurance that Maritech will not become legally responsible to perform decommissioning work on properties it previously sold, resulting in charges to our future earnings and increases to our future operating cash requirements.

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

As a former or present owner and operator of its oil and gas property interests, Maritech has certain liabilities for the proper abandonment and decommissioning of these properties. We have guaranteed a portion of the abandonment and decommissioning liabilities of Maritech. With respect to certain properties, Maritech is entitled to be paid by the previous owner of the property in the future for all or a portion of the cost of satisfying these obligations when the liability is satisfied. We and Maritech are subject to the risk that the previous owner(s) will be unable to make these future payments. In addition, for certain remaining Maritech properties that have not been decommissioned or abandoned, the co-owners of such properties are responsible for the payment of their portions of the associated operating expenses and abandonment liabilities. However, if one or more co-owners do not pay their portions, Maritech and any other nondefaulting co-owners may be liable for the defaulted amount. If any required payment is not made by a previous owner or a co-owner and any security is not sufficient to cover the required payment, we could suffer losses, which could be material.

During the year ended December 31, 2016, continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas producing companies, including companies that are joint-owners in Maritech oil and gas properties and decommissioning obligations currently owned or from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. Certain of these previous owners of Maritech properties who are obligated to pay Maritech in the future are currently experiencing severe financial difficulties and have filed for bankruptcy protection. During 2016, Maritech charged to earnings $2.8 million of such contractual payment receivables no longer considered realizable. The majority of the remaining amounts owed to Maritech by these companies are not contractually required to be paid to Maritech until the future. Nevertheless, we are monitoring the financial condition of these companies, and if current oil and natural gas pricing levels continue or worsen, certain of these companies may be unable to pay Maritech for contractual amounts owed. Maritech intends to take any action necessary to protect Maritech's interests. Although certain of these decommissioning obligations may not be performed for many years, there can be no assurance that the current oil and gas price environment will not result in additional charges to our future earnings and increases to our future operating cash requirements.

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

The Series A Convertible Preferred Units of CCLP issued on August 2016 and September 2016 (the "CCLP Preferred Units") are senior in right of distributions, liquidation and voting to the common units of CCLP, and will result in the issuance of additional CCLP common units in the future, resulting in dilution of our existing common unit ownership in CCLP, and such dilution is potentially unlimited.

CCLP's partnership agreement does not limit the number of additional common units that CCLP may issue at any time without the approval of its common unitholders. In addition, subject to the provisions of the CCLP partnership agreement and the CCLP Series A Preferred Unit Purchase Agreements, as herein defined, CCLP may issue an unlimited number of partnership units that are senior to the common units in right of distribution, liquidation, or voting. On August 8, 2016, CCLP issued an aggregate of 4,374,454 of CCLP Preferred Units for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total net proceeds, after deducting certain offering expenses, of $49.8 million. We purchased 874,891 of the CCLP Preferred Units at the Issue Price, for a purchase price of $10.0 million. Additionally, on September 20, 2016, CCLP issued an aggregate of 2,624,672 of Preferred Units for a cash purchase price of $11.43 per Preferred Unit, resulting in total net proceeds, after deducting certain offering expenses, of $29.0 million.

Pursuant to the initial CCLP Series A Preferred Unit Purchase Agreement, our wholly owned CSI Compressco GP Inc subsidiary (the general partner of CCLP), executed the Second Amended and Restated Agreement of Limited Partnership of the Partnership (the “Amended and Restated CCLP Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that ranks senior to CCLP's common units with respect to distribution rights and rights upon liquidation. The holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions in kind in additional Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments, including adjustments relating to any future issuances of common units below a set price, and any quarterly distributions on our common units in excess of $0.3775 per common unit. In the event CCLP fails to pay in full any quarterly distribution in additional Preferred Units, then until such failure is cured, CCLP is prohibited from making any distributions on its common units. Beginning March 8, 2017 and on the first trading day of each calendar month thereafter for a total of thirty months (each, a “Conversion Date”), the CCLP Preferred Units will convert into common units in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining. CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement.

Because we own 42.4% of the outstanding CCLP common units, 12.5% of the newly issued CCLP Preferred Units, and approximately 2% general partner interest in CCLP, as a result of the conversion of the CCLP Preferred Units into CCLP common units:

•	our previously existing ownership interest in the common units of CCLP will decrease;

•	the amount of cash available for distribution on each CCLP common unit may decrease;

•	the voting power attributable to our previously existing CCLP common units will be diminished; and

•	the market price of CCLP common units may decline.

We and CCLP are exposed to interest rate risks with regard to our respective credit facility indebtedness.

As of December 31, 2016, we and CCLP have a total of $220.7 million outstanding under our respective revolving credit facilities. These revolving credit facilities consist of floating rate loans that bear interest at an agreed upon percentage rate spread (which is determined on our leverage ratio) above LIBOR. Accordingly, our cash flows and results of operations could be subject to interest rate risk exposure associated with the level of the variable rate debt balance outstanding. We currently are not a party to an interest rate swap contract or other derivative instrument designed to hedge our exposure to interest rate fluctuation risk.

Our revolving credit facility is scheduled to mature on September 30, 2019. CCLP's revolving credit facility is scheduled to mature on August 4, 2019. Our 11% Senior Note, which matures November 2022, and CCLP's

7.25% Senior Notes, which mature August 2022, bear interest at fixed interest rates. There can be no assurance that the financial market conditions or borrowing terms at the times these existing debt agreements are renegotiated will be as favorable as the current terms and interest rates.

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

We plan to continue to grow both in the United States and in foreign countries. We have established operations in, among other countries, Argentina, Brazil, Canada, Finland, Ghana, Mexico, Norway, Saudi Arabia, Sweden, and the United Kingdom. Foreign operations carry special risks. Our business in the countries in which we currently operate and those in which we may operate in the future could be limited or disrupted by:

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

Our operations in Argentina expose us to the changing economic, legal, and political environments in that country, including the changing regulations over repatriation of cash generated from our operations in Argentina.

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

As a result of our operations in Argentina, consolidated revenues and operating cash flow generated in Argentina have increased over the past three years. As of December 31, 2016, approximately $3.2 million of our consolidated cash balance is located in Argentina, and the process of repatriating this cash to the U.S. is subject to increasingly complex regulations. There can be no assurances that our growing Argentinian operations will not expose us to a loss of liquidity, foreign exchange losses, and other potential financial impacts.

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

Furthermore, our information technology systems may be vulnerable to security breaches beyond our control, including those involving cyberattacks using viruses, worms or other destructive software, process breakdowns, phishing or other malicious activities, or any combination of the foregoing. Such breaches have in the past and could again in the future result in unauthorized access to information including customer, supplier, employee, or other company confidential data. We do not carry insurance against these risks, although we do invest in security technology, perform penetration tests from time to time, and design our business processes to attempt to mitigate the risk of such breaches. However, there can be no assurance that security breaches will not occur. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. We have experienced, and expect to continue to experience, cyber security threats and incidents, none of which has been material to us to date.

However, a successful breach or attack could have a material negative impact on our operations or business reputation and subject us to consequences such as litigation and direct costs associated with incident response.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our properties consist primarily of our corporate headquarters facility, chemical plants, processing plants, distribution facilities, heavy lift barge rigs, and dive support vessels. The following information describes facilities that we leased or owned as of December 31, 2016. We believe our facilities are adequate for our present needs.

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

Production Testing Division

The Production Testing segment conducts its operations through production testing service centers (most of which are leased) in the United States, located in Colorado, Louisiana, North Dakota, Oklahoma, Pennsylvania, Texas, West Virginia, and Wyoming. In addition, the Production Testing segment has leased facilities in Brazil, Mexico, United Arab Emirates, United Kingdom, Saudi Arabia, Iraq, Argentina, Australia and Canada.

Compression Division

The Compression Division’s facilities include owned offices and fabrication facilities in Midland, Texas and Oklahoma City, Oklahoma, and several owned and leased service and sales facilities in the United States, Mexico, Canada, and Argentina. All obligations under the bank revolving credit facility for CCLP are secured by a first lien security interest in substantially all of CCLP’s assets, including the Midland, Texas and Oklahoma City, Oklahoma facilities.

For a profile of our compression fleet, see "Item 1. Business "Products and Services - Compression Division."

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

Corporate

Our headquarters is located in The Woodlands, Texas, in a 153,000 square foot office building, which is located on 2.6 acres of land, under a lease that expires in 2027. In addition, we own a 28,000 square foot technical facility in The Woodlands, Texas, to service our Fluids Division operations.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Repurchases of Equity Securities.

Price Range of Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “TTI.” As of March 1, 2017, there were approximately 336 holders of record of the common stock. The following table sets forth the high and low sale prices of the common stock for each calendar quarter in the two years ended December 31, 2016, as reported by the New York Stock Exchange.

	High	Low
2016
First Quarter	$7.81	$4.62
Second Quarter	7.75	4.65
Third Quarter	6.77	5.33
Fourth Quarter	6.34	4.36
2015
First Quarter	$6.84	$4.72
Second Quarter	7.52	5.85
Third Quarter	7.76	4.62
Fourth Quarter	9.44	5.66

Market Price of Common Stock

The following graph compares the five-year cumulative total returns of our common stock, the Standard & Poor’s 500 Composite Stock Price Index (S&P 500), and the Philadelphia Oil Service Sector Index (PHLX Oil Service), assuming $100 invested in each stock or index on December 31, 2011, all dividends reinvested, and a fiscal year ending December 31. This information shall be deemed furnished, and not filed, in this Form 10-K and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934 as a result of this furnishing, except to the extent we specifically incorporate it by reference.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases may be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit. During 2004 through 2005, we repurchased 340,950 shares of our common stock pursuant to the repurchase program at a cost of approximately $5.7 million. There were no repurchases made during 2006 through 2016 pursuant to the repurchase program. Shares repurchased during the fourth quarter of 2016, other than pursuant to our repurchase program, are as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
Oct 1 – Oct 31, 2016	380	(2)	$5.45	—	$14,327,000
Nov 1 – Nov 30, 2016	20,799	(2)	5.09	—	14,327,000
Dec 1 – Dec 31, 2016	1,728	(2)	5.66	—	14,327,000
Total	22,907			—	$14,327,000

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

Item 6. Selected Financial Data.

The following tables set forth our selected consolidated financial data for the years ended December 31, 2016, 2015, 2014, 2013, and 2012. The selected consolidated financial data does not purport to be complete and should be read in conjunction with, and is qualified by, the more detailed information, including the Consolidated Financial Statements and related Notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” appearing elsewhere in this report. Please read “Item 1A. Risk Factors” beginning on page 12 for a discussion of the material uncertainties which might cause the selected consolidated financial data not to be indicative of our future financial condition or results of operations. During 2016, 2015, and 2014, we recorded significant impairments of long-lived assets and goodwill. During 2014 and 2013, we recorded significant charges to earnings associated with Maritech's decommissioning liabilities. During 2014, our Compression Division acquired CSI, and financed a portion of the $825.0 million purchase price through the issuance of additional common units of CSI Compressco LP and through the issuance of long-term debt. During 2012, our Production Testing Division acquired OPTIMA, ERS, and Greywolf. These acquisitions, dispositions, and impairments significantly impact the comparison of our financial statements for 2016 to earlier years.

	Year Ended December 31,
	2016		2015		2014		2013		2012
	(In Thousands, Except Per Share Amounts)
Income Statement Data
Revenues	$694,764		$1,130,145		$1,077,567		$909,398		$880,831
Gross profit	51,417		189,236		95,044		135,392		167,380
General and administrative expense	115,964		157,812		142,689		131,466		131,649
Goodwill impairment	106,205		177,006		64,295		—		—
Interest expense	59,996		55,165		35,711		18,278		18,214
Interest income	(1,370)		(690)		(745)		(296)		(297)
Other (income) expense, net	7,712		1,704		10,965		(13,928)		(10,369)
Income (loss) before discontinued operations	(239,393)		(209,467)		(167,575)		3,326		18,754
Net income (loss)	(239,393)		(209,467)		(167,575)		3,325		18,757
Net income (loss) attributable to TETRA stockholders	$(161,462)		$(126,183)		$(169,678)		$153		$15,960
Income (loss) per share, before discontinued operations attributable to TETRA stockholders	$(1.85)		$(1.59)		$(2.16)		$—		$0.21
Average shares	87,286		79,169		78,600		77,954		77,293
Income (loss) per diluted share, before discontinued operations attributable to TETRA stockholders	$(1.85)		$(1.59)		$(2.16)		$—		$0.20
Average diluted shares	87,286	(1)	79,169	(2)	78,600	(2)	78,840	(3)	77,963	(4)

(1)
For the year ended December 31, 2016, the calculation of average diluted shares outstanding excludes the impact of all outstanding stock options and warrants, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the year.

(2)
For the years ended December 31, 2015 and 2014, the calculation of average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the year.

(3)	For the year ended December 31, 2013, the calculation of average diluted shares outstanding excludes the impact of 2,061,534 average outstanding stock options that would have been antidilutive.

(4)	For the year ended December 31, 2012, the calculation of average diluted shares outstanding excludes the impact of 2,832,192 average outstanding stock options that would have been antidilutive

	December 31,
	2016	2015	2014	2013	2012
	(In Thousands)
Balance Sheet Data
Working capital	$158,906	$168,783	$121,476	$200,227	$177,632
Total assets	1,315,540	1,636,202	2,063,522	1,203,786	1,259,582
Long-term debt, net	623,730	853,228	826,095	384,980	329,032
Decommissioning and other long-term liabilities	78,894	83,548	93,366	48,282	80,427
CCLP Series A Preferred Units	77,062	—	—	—	—
Warrant Liability	18,503	—	—	—	—
Total equity	400,466	514,180	765,601	597,498	593,308

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

Business Overview

Throughout 2016, we and our CSI Compressco LP subsidiary ("CCLP") continued to take steps to improve our liquidity and strengthen our balance sheet. In May 2016, and pursuant to tender offers (the “Tender Offers”) to purchase for cash any and all of the outstanding Series 2010-A Senior Notes, Series 2010-B Senior Notes, and Series 2013 Senior Notes (together the "Tender Offer Senior Notes"), we purchased Tender Offer Senior Notes in an aggregate principal amount of $100.0 million, representing the total outstanding principal amount of the Tender Offer Senior Notes. In June 2016, upon the closing of an offering of our common stock, we issued 11.5 million shares of common stock and used a portion of the proceeds to repay the remaining balance outstanding under our senior secured notes. In December 2016, upon the closing of an additional offering of our common stock, we issued 22.3 million shares of common stock and warrants (the “Warrants”) to purchase 11.2 million shares of common stock. These common stock offerings resulted in aggregate net proceeds of $168.3 million after deducting certain offering expenses. Proceeds from these common stock offerings were primarily used to retire outstanding indebtedness. In addition, in July 2016 and December 2016, we entered into amendments of the agreements governing our bank revolving credit facility (as amended, the "Credit Agreement") and our 11% Senior Note due November 5, 2022 (as amended, the "Amended and Restated 11% Senior Note Agreement") whereby, among other modifications, certain covenants under the Credit Agreement and the Amended and Restated 11% Senior Note Agreement were favorably amended. In August 2016 and September 2016, CCLP received $76.9 million of aggregate net proceeds, after deducting certain offering expenses, from the private placements of its Series A Convertible Preferred Units (the "CCLP Preferred Units") and such proceeds were used to pay additional offering expenses and reduce outstanding indebtedness of CCLP under the CCLP Credit Agreement and its 7.25% Senior Notes due 2022 (the "CCLP 7.25% Senior Notes"). We purchased a portion of the CCLP Preferred Units for $10.0 million. In May 2016 and November 2016, CCLP entered into amendments of the agreement governing its bank revolving credit facility (as amended, the "CCLP Credit Agreement") by, among other things, favorably amending certain covenants. In addition, we and CCLP also continued to maintain a low operating and administrative cost structure while aggressively reducing capital expenditure activity. In light of a long-anticipated recovery for our industry, each of the above described liquidity and balance sheet measures were taken not only to ensure compliance with debt covenants, but also to position us and CCLP to be able to capitalize on growth opportunities as they arise. We and CCLP plan to consider additional debt and/or equity financing transactions as needed with a view of generating additional cash to reduce the amounts of our outstanding borrowings under our respective credit agreements, repay or refinance additional amounts of our respective senior notes, and generate additional liquidity.

Our consolidated results of operations during the year ended December 31, 2016 reflected the challenges experienced by each of our businesses in the current oil and gas services environment. Decreased demand for most of our products and services reflects the industry-wide reduction in drilling and completion activity which has resulted in decreased revenues for each of our segments during 2016 compared to the prior year. The 38.5% decrease in consolidated revenues during 2016 compared to the prior year reflects both the decrease in activity and the competitive pricing pressures experienced by the majority of our businesses in each of their operating regions. Consolidated gross profit decreased 72.8% largely due to decreased gross profit from the Fluids Division, which benefited during 2015 from increased activity and a favorable mix of products and services, including from a customer project associated with a completion fluids technology that was introduced during 2015. This decrease in consolidated gross profit was realized despite the aggressive reductions in operating costs that each of our businesses have made through headcount reductions, salary reductions, work week reductions, suspension of company matching contributions under the 401(k) retirement plan, and other cost reduction efforts designed to partially mitigate the impact of decreased revenues. A portion of the reduced salaries was restored in January 2017. We also continue to negotiate with our suppliers and service providers to reduce costs in the current environment. The significant decrease in consolidated general and administrative expenses compared to the prior year was partially offset by increased interest and other expenses caused primarily by the impact from increased interest rates and from the issuance of the CCLP Preferred Units. As a result of the expected continuing challenges of the current environment and the decreased prices of our common stock and the common unit price of CCLP during early 2016, we recorded $116.9 million of goodwill and other asset impairments as of March 31, 2016 and $7.2 million of asset impairments as of December 31, 2016. During early 2017, we are seeing indicators of an improving demand for our products and services.

The impact from decreased consolidated cash provided from operating activities during 2016 compared to 2015 was largely offset by decreased capital expenditure activity for these periods. Growth and maintenance capital expenditure levels continue to be significantly reduced for each of our businesses, as we are conserving cash in the current environment until such reductions are no longer justified. We continue to consider additional cost reductions and maintain our efforts to manage working capital, particularly in the collection of customer receivables. We also continue to monitor the evolving financial condition of many of our customers during this current downturn, balancing the benefits of generating operating cash flows with the risk of exposing our businesses to additional credit risk exposure. We and CCLP believe that each of the cost reduction and capital structuring measures taken enhances our respective abilities to continue to remain fiscally responsible for the uncertain duration of the current operating environment, and position each of us to capitalize on growth opportunities as industry conditions improve.

We do not analyze or manage our capital structure on a consolidated basis, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's long-term debt and TETRA's long-term debt. Approximately $504.1 million of our consolidated debt balance is owed by CCLP, and is to be serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures) and is secured by the assets of CCLP.

The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service our and its respective capital structures.

	December 31, 2016
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$9,043	$20,797	$—	$29,840
Affiliate receivables	6,180	—	(6,180)	—
Other current assets	164,744	81,207		245,951
Property, plant and equipment, net	298,445	647,006	—	945,451
Other assets, including investment in CCLP	44,542	37,130	12,626	94,298
Total assets	$522,954	$786,140	$6,446	$1,315,540

Affiliate payables	$—	$6,180	$(6,180)	$—
Current portion of long-term debt	30	—	—	30
Other current liabilities	73,121	43,734		116,855
Long-term debt, net	119,640	504,090	—	623,730
CCLP Series A Preferred Units	—	88,130	(11,068)	77,062
Warrant liability	18,503	—	—	18,503
Other non-current liabilities	78,137	757		78,894
Total equity	233,523	143,249	23,694	400,466
Total liabilities and equity	$522,954	$786,140	$6,446	$1,315,540

TETRA’s debt is serviced by our existing cash balances and cash provided from operating activities (excluding CCLP) and the distributions we receive from CCLP in excess of our cash capital expenditures (excluding CCLP). During the year ended December 31, 2016, consolidated cash provided from operating activities was $54.0 million, which included approximately $61.4 million generated by CCLP. During 2016, we received $22.3 million from CCLP as our share of CCLP distributions.

Our consolidated operating cash flows during the year ended December 31, 2016 decreased by $142.0 million, or 72.5%, compared to the prior year, primarily due to decreased earnings. Partially offsetting the decrease in revenues and earnings, our consolidated operating cash flows reflect the impact of the fiscal management steps noted above, including a focus on timely collection of accounts receivable and other steps to manage working capital. Consolidated capital expenditures were $21.1 million during the year ended December 31, 2016, and included $11.6 million of capital expenditures by our Compression Division, compared to $120.6 million of consolidated capital expenditures during the prior year, including $95.3 million by our Compression Division. Our lower capital expenditure levels reflect our efforts to defer or reduce capital expenditure projects in the current market environment. Key objectives associated with our separate capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our 11% Senior Note. CCLP also continues to monitor its 2017 capital expenditure program, in light of current low demand levels for its compression products and services in the current environment, in an effort to minimize future borrowings under the CCLP Credit Agreement. TETRA's future consolidated operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech asset retirement obligations. The amount of recorded liability for these remaining obligations is approximately $45.6 million as of December 31, 2016. Approximately $1.0 million of this amount is expected to be performed during the twelve month period ending December 31, 2017, with the timing of a portion of this work being subject to change.

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

Our Fluids Division generates revenues and cash flows by manufacturing and marketing clear brine fluids ("CBFs"), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The Fluids Division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry. The Fluids Division also provides domestic onshore oil and gas operators with a wide variety of water management services. Fluids Division revenues decreased $177.4 million during 2016 compared to 2015, primarily due to reduced U.S. Gulf of Mexico CBF products and services revenues. This decrease reflects the decreased overall offshore activity levels as a result of continued low oil and natural gas prices and the reduced well completion projects compared to 2015 primarily due to reduced activity from a single customer using new completion fluid technology that was introduced earlier in 2015. Although demand for the Fluids Division’s CBF products is driven primarily by completion activity rather than drilling activity, the Gulf of Mexico rig count is a useful indicator of future demand for offshore CBF products. The Gulf of Mexico rig count dropped during 2016 as a result of low oil and natural gas prices and remains low in early 2017. Demand for certain of the Fluids Division's other products and services, particularly for its manufactured products and for its CBF products in U.S. onshore and international markets, has also been negatively affected by current low oil and natural gas prices. The Fluids water management business is also dependent upon domestic drilling activity, particularly in unconventional shale gas and oil reservoirs. North American onshore rig counts again decreased significantly during 2016 compared to the prior year, but have begun to increase in late 2016 and early 2017, approaching end of 2015 levels.

Our Production Testing Division generates revenues and cash flows by performing frac flowback, production well testing, offshore rig cooling, early production, and other associated services and products. The primary markets served by the Production Testing Division include many of the major oil and gas producing regions in the United States, Mexico, and Canada, as well as in oil and gas basins in certain regions in South America, Africa, Europe, the Middle East, and Australia. The Production Testing Division’s production testing operations are generally driven by the demand for natural gas and oil and the resulting levels of drilling and completion activities in the markets that the Production Testing Division serves. Many of the markets served by the Production Testing Division are characterized by high lifting costs for oil and natural gas, such as in certain unconventional shale gas and oil reservoirs and located in certain basins in the U.S., Canada, and certain other international markets. As a result of decreased oil and natural gas commodity prices, and the corresponding declines in the plans of its customers for drilling and capital expenditures, Production Testing activity levels have declined, particularly in certain markets in which it operates that are characterized by higher lifting costs. The Production Testing Division’s revenues decreased by $70.3 million in 2016 compared to 2015, due to decreased overall market activity. The impact of continued low oil and natural gas pricing has negatively impacted demand for services in each of our areas of operations, including certain shale reservoir markets that were a source of revenue growth during the past several years. Increased competition for decreased industry activity negatively affected pricing levels for services. Although many of the Production Testing Division's customers continue to have reduced drilling and capital expenditure levels compared to 2015, recent increased rig counts in certain domestic and Canadian markets in which the Production Testing Division operates indicate that future activity levels may be increasing compared to 2016.

Our Compression Division, through CCLP, generates revenues and cash flows by providing compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the Compression Division's facilities. The Compression Division's aftermarket business provides a wide range of services including operation, maintenance, overhaul and reconfiguration services as well as the sale of compressor package parts and components manufactured by third-party suppliers. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada and Argentina. Compression Division revenues decreased $146.3 million in 2016 as compared to 2015, primarily attributable to decreased demand for new equipment sales, reflecting the decreased capital expenditure levels of its customers. Compression Division service revenues have also been negatively affected by current low oil and natural gas pricing, particularly resulting in decreased demand for low-horsepower compression services in liquids-rich and dry gas markets. The decrease in demand for new compressor sales and low-horsepower compression services, due to reduced oil and natural gas prices, is expected to continue going forward until such commodity pricing improves.

Our Offshore Division consists of two operating segments: Offshore Services and Maritech. The Offshore Services segment generates revenues and cash flows by performing (1) downhole and subsea services such as oil and gas well plugging and abandonment and workover services, (2) decommissioning and certain construction services utilizing heavy lift barges and various cutting technologies with regard to offshore oil and gas production platforms and pipelines, and (3) conventional and saturated diving services. The services provided by the Offshore Services segment are marketed to offshore operators, primarily in the U.S. Gulf of Mexico. Gulf of Mexico platform decommissioning and well abandonment activity levels are driven primarily by Bureau of Safety and Environmental Enforcement ("BSEE") regulations; the declining production levels of producing fields; the age of production platforms and other structures; oil and natural gas commodity prices; sales activity of mature oil and gas producing properties; and overall oil and gas company activity levels. Offshore Services revenues decreased by $44.7 million during 2016 compared to 2015, due to the continuing challenges in the U.S. Gulf of Mexico market, including decreased abandonment, diving, and heavy lift services activity, customer project delays, and pricing pressures. A portion of the decreased revenues during 2016 compared to 2015 was due to decreased decommissioning and abandonment work performed for Maritech, and we expect that Maritech activity will again be minimal in 2017. Revenues for work performed for Maritech are eliminated in consolidation. Demand for services in 2016 and projected work for 2017 reflects the impact of increased competition and the impact of reduced customer activity resulting from decreased oil and natural gas prices.

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

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements. We prepared these financial statements in conformity with United States generally accepted accounting principles. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the fair value of financial instruments (the Warrants and CCLP Preferred Units), the collectability of accounts receivable, and the current cost of future abandonment and decommissioning obligations. “Note B – Summary of Significant Accounting Policies” to the Consolidated Financial Statements contains the accounting policies governing each of these matters. The fair values of portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for our judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environment are encountered. Actual results are likely to differ from our current estimates, and those differences may be material. The following critical accounting policies reflect the most significant judgments and estimates used in the preparation of our financial statements.

Fair Value of Financial Instruments
During 2016, we issued the Warrants and CCLP issued the CCLP Preferred Units as part of equity offerings to generate proceeds that were used to reduce long-term debt outstanding. The Warrants are accounted for as a derivative liability in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 815 "Derivatives and Hedging" and therefore they are classified as a long-term liability on our consolidated balance sheet at their fair value. The CCLP Preferred Units may be settled using a variable number of common units, and therefore the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." Changes in fair value of these financial instruments during each quarterly period are charged to earnings in the accompanying consolidated statements of operations. The Warrants are valued using the Black Scholes option valuation model that includes estimates of the volatility of the Warrants based on their trading prices. The CCLP Preferred Units are valued using market information related to debt instruments, the trading price of the CCLP common units, and lattice modeling techniques. The fair values of the Warrants and the CCLP Preferred Units will generally increase or decrease with the trading price and volatility of our common stock and the CCLP common units, respectively. Increases (or decreases) in the fair value of these financial instruments will increase (decrease) the associated liability, resulting in future adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the financial instruments are outstanding. These estimates used in the calculated fair values of these financial instruments may not be accurate. As of December 31, 2016, the estimated fair value of the Warrants was $18.5 million, and the $2.1 million change in fair value subsequent to their issuance in December 2016 was charged to earnings during the period. As of December 31, 2016, the estimated fair value of the CCLP Preferred Units was $77.1 million, and the $4.4 million change in fair value subsequent to their issuance was charged (or credited)to earnings during the period.

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets, including identified intangible assets, is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The oil and gas industry is cyclical, and our estimates of the amount of future cash flows, the period over which these estimated future cash flows will be generated, as well as the fair value of an impaired asset, are imprecise. Our failure to accurately estimate these future operating cash flows or fair values could result in certain long-lived assets being overstated, which could result in impairment charges in periods subsequent to the time in which the impairment indicators were first present. Alternatively, if our estimates of future operating cash flows or fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. During 2016, primarily as a result of the significant decrease in oil and natural gas prices, we recorded consolidated long-lived asset impairments of $18.2 million. During periods of economic uncertainty, the likelihood of additional material impairments of long-lived assets is higher due to the possibility of decreased demand for our products and services.

Impairment of Goodwill

The impairment of goodwill is also assessed whenever impairment indicators are present, but not less than once annually. As of December 31, 2016, consolidated goodwill consists of the $6.6 million goodwill attributed to our Fluids reporting unit. The assessment for goodwill impairment begins with a qualitative assessment of whether it is “more likely than not” that the fair value of each reporting unit is less than its carrying value. This qualitative assessment requires the evaluation, based on the weight of evidence, of the significance of all identified events and circumstances for each reporting unit. Based on this qualitative assessment, we determined that due to the significant decrease in oil and natural gas commodity prices and the resulting expected negative impact on demand for the products and services for each of our reporting units, it was “more likely than not” that the fair value of our Fluids reporting unit was less than its carrying value as of December 31, 2016. When the qualitative analysis indicates that it is “more likely than not” that a reporting unit’s fair value is less than its carrying value, the resulting goodwill impairment test consists of a two-step accounting test performed on a reporting unit basis. The first step of the impairment test is to compare the estimated fair value with the recorded net book value (including goodwill) of our reporting units. If the estimated fair value is higher than the recorded net book value, no impairment is deemed to exist and no further testing is required. If, however, the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is calculated by comparing the carrying amount of the reporting unit’s goodwill to our estimated implied fair value of that goodwill. Our estimates of reporting unit fair value, when required, are based on a combination of an income and market approach. These estimates are imprecise and are subject to our estimates of the future cash flows of each business and our judgment as to how these estimated cash flows translate into each business’ estimated fair value. These estimates and judgments are affected by numerous factors, including the general economic environment at the time of our assessment, which affects our overall market capitalization. If we overestimate the fair value of our reporting units, the balance of our goodwill asset may be overstated. Alternatively, if our estimated reporting unit fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts.

Throughout 2015 and 2016, lower oil and natural gas commodity prices have resulted in a decreased demand for many of the products and services of each of our reporting units. Specifically to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly. Accordingly, the fair value for the Compression Division reporting unit, including the market capitalization for CCLP, was less than its carrying value as of December 31, 2015. In addition, during the first quarter of 2016, as the market for services of CCLP continued to decline, the market capitalization of CCLP dropped significantly from December 31, 2015. Accordingly, the fair value, including the market capitalization for CCLP, for the Compression reporting unit was less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. For our Production Testing Division reporting unit, demand for production testing services has decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of December 31, 2015. In addition, the market activity continued to decrease during the first quarter of 2016 and as a result the fair value of the Production Testing reporting unit was also less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test as of March 31, 2016, there was $0.0 million residual purchase price to be allocated to the goodwill of the Compression reporting unit and $0.0 million residual purchase price to be allocated to the goodwill of the Production Testing reporting unit. Based on this analysis, we concluded that a full impairment of $92.3 million of remaining recorded goodwill for Compression and a full impairment of $13.9 million of the remaining recorded goodwill for Production Testing was required as of March 31, 2016.

As part of our internal annual business outlook for each of our reporting units that we performed during the fourth quarter of 2016, we considered the global economic environment that has continued to affect demand for our products and services and has affected our stock price and market capitalization. As a result of these factors, we determined that it was “more likely than not” that the fair value of our Fluids reporting unit was less than its carrying value as of December 31, 2016. As part of the first step of goodwill impairment testing as of December 31, 2016, we updated our annual assessment of the future cash flows for each of our reporting units, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. We have calculated a present value of the respective cash flows for each of the reporting units to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate these values. Based on these assumptions, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill.

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

We review the adequacy of our decommissioning liabilities whenever indicators suggest that either the amount or timing of the estimated cash flows underlying the liabilities have changed materially. The amount of cash flows necessary to abandon and decommission the property is subject to changes due to seasonal demand, increased demand following hurricanes, regulatory changes, and other general changes in the energy industry environment. Accordingly, the estimation of our decommissioning liabilities is imprecise. Asset retirement obligations are recorded in accordance with ASC 410 "Asset Retirement and Environmental Obligations," whereby the estimated fair value of a liability for asset retirement obligations is recorded in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. The cost estimates for Maritech asset retirement obligations are considered reasonable estimates consistent with market conditions at the time they are made, and we believe they reflect the amount of work legally obligated to be performed in accordance with BSEE standards, as revised from time to time.

During each of the three years ended December 31, 2016, Maritech adjusted its decommissioning liabilities as a result of increased estimates, as well as the actual cost of significant abandonment and decommissioning work performed during each of those years. Maritech recorded approximately $78.0 million of excess decommissioning expense during the three years ended December 31, 2016, associated with work performed or to be performed on its oil and gas properties. The actual cost of performing Maritech’s well abandonment and decommissioning work has often exceeded Maritech's initial estimate of these decommissioning liabilities and has resulted in charges to earnings in the period the work is performed or when the additional liability is determined. To the extent our decommissioning liabilities are understated, additional charges to earnings may be required in future periods.

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

2016 Compared to 2015

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$694,764	$1,130,145	$(435,381)	(38.5)%
Gross profit	51,417	189,236	(137,819)	(72.8)%
Gross profit as a percentage of revenue	7.4%	16.7%
General and administrative expense	115,964	157,812	(41,848)	(26.5)%
General and administrative expense as a percentage of revenue	16.7%	14.0%
Goodwill impairment	106,205	177,006	(70,801)
Interest expense, net	58,626	54,477	4,149	7.6%
(Gain) loss on sale of assets	(2,357)	(4,375)	2,018
Warrants fair value adjustment	2,106	—	2,106
CCLP Series A Preferred fair value adjustment	4,404	—	4,404
Other (income) expense, net	3,559	6,079	(2,520)
Loss before taxes and discontinued operations	(237,090)	(201,763)	(35,327)
Income (loss) before taxes as a percentage of revenue	(34.1)%	(17.9)%
Provision (benefit) for income taxes	2,303	7,704	(5,401)
Net loss	(239,393)	(209,467)	(29,926)
Net (income) loss attributable to noncontrolling interest	77,931	83,284	(5,353)
Net loss attributable to TETRA stockholders	$(161,462)	$(126,183)	$(35,279)

Consolidated revenues for 2016 decreased compared to the prior year due to continuing overall oil and gas services industry market challenges as a result of lower oil and natural gas commodity prices compared to 2014 and early 2015. Each of our segments reported decreased revenues due to the impact of reduced demand for our products and services. The Fluids Division reported the most significant reduction in revenues, with decreased completion services and products, water management services, and manufactured product sales combining for $177.5 million of decreased revenues. Our Compression Division also reported significantly decreased revenues during 2016, primarily due to reduced sales of compressor units and from decreased demand for compression services. Lower industry demand and activity levels continue to negatively impact each of the domestic and international markets we serve, although during early 2017 we are seeing indicators of an improving demand for our products and services. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit decreased significantly during 2016 compared to the prior year due to the reduced demand for our products and services, as well as the impact of pricing pressures in each of our businesses. Our Fluids Division reported the most significant reduction in gross profit, due to the impact from decreased offshore completion fluids products and services, including those associated with fluid technology projects during the prior year. Our Compression Division reported a decrease in gross profit compared to the prior year primarily due to the decrease in compression services. The results of each of our businesses reflect the impact of company-wide salary reductions and headcount reductions that were implemented during 2016. We continue to review the cost structure of each of our businesses for opportunities to further improve gross profit.

Consolidated general and administrative expenses decreased during 2016 compared to the prior year, primarily due to cost reduction efforts across all segments resulting in lower salary and employee related expenses.

Despite the cost reductions made during the current year, consolidated general and administrative expense increased as a percentage of consolidated revenues due to the significant decrease in revenues.

During the first quarter of 2016, we updated our test of goodwill impairment in accordance with the ASC 350-20 "Goodwill" due to the decreases in the price of our common stock and the common unit price of CCLP. The continued decreased oil and natural gas commodity prices had, and are expected to have, a continuing negative impact on industry drilling and capital expenditure activity, which affects the expected demand for products and services of each of our reporting units. Specifically, demand for our Compression Division's compression services and for sales of compressor equipment decreased significantly and are expected to continue to be decreased for the foreseeable future. Demand for our Production Testing Division's services also decreased as a result of decreased drilling and completion activity. This expected decreased demand, along with the decreases in the price of our common stock and the common unit price of our CCLP subsidiary, also caused an overall reduction in the fair values of each of our reporting units, particularly our Compression and Production Testing reporting units. As part of the test of goodwill impairment, we estimated the fair value of each of our reporting units, and determined, based on these estimated values, that impairments of the remaining goodwill of our Compression and Production Testing reporting units were necessary, primarily due to the market factors discussed above. Accordingly, during the first quarter of 2016, we recorded total impairment charges of $106.2 million associated with the goodwill of these reporting units.

Consolidated interest expense increased in 2016 compared to the prior year primarily due to the higher interest rate on the 11% Senior Note that was issued in November 2015 and from the increased interest recorded related to the paid in kind distributions on the CCLP Preferred Units which were issued during 2016. Interest expense during 2016 and 2015 includes $4.1 million and $4.0 million, respectively, of finance cost amortization.

Gain on sales of assets decreased during 2016 compared to the prior year primarily due to significant gains on sales of Production Testing Division assets during 2015.

The Warrants are accounted for as a derivative liability in accordance with ASC 815 and therefore they are classified as a long-term liability on our consolidated balance sheet at their fair value. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding.

The CCLP Preferred Units may be settled using a variable number of common units, and therefore the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480. Because the CCLP Preferred Units are convertible into CCLP common units at the option of the holder, the fair value of the CCLP Preferred Units will generally increase or decrease with the trading price of the CCLP common units, and this increase (decrease) in CCLP Preferred Unit fair value will be charged (credited) to earnings, resulting in future volatility of our earnings during the period the CCLP Preferred Units are outstanding.

Consolidated other expense, net, was $3.6 million during 2016 compared to $6.1 million during the prior year. The change in other expense, net, is primarily due to $2.7 million of increased other income associated with Maritech, $2.6 million of increased currency gains, and $1.4 million of net gains on the extinguishment of CCLP Senior Notes. These increases in other income were offset by increased expenses associated with bank and commitment fees of $3.1 million and increased foreign currency exchange losses of $1.4 million.

Our consolidated provisions for income taxes during 2016 and 2015 were primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the year ended December 31, 2016 of negative 1.0% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate is negatively impacted by the nondeductible portion of our goodwill impairments recorded during 2016 and 2015.

Divisional Comparisons

Fluids Division

	Year Ended December 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$246,595	$424,044	$(177,449)	(41.8)%
Gross profit	36,888	111,969	(75,081)	(67.1)%
Gross profit as a percentage of revenue	15.0%	26.4%
General and administrative expense	27,650	32,576	(4,926)	(15.1)%
General and administrative expense as a percentage of revenue	11.2%	7.7%
Interest (income) expense, net	(4)	(258)	254
Other (income) expense, net	(1,189)	(1,138)	(51)
Income before taxes and discontinued operations	$10,431	$80,789	$(70,358)	(87.1)%
Income before taxes and discontinued operations as a percentage of revenue	4.2%	19.1%

Decreased Fluids Division revenues during 2016 compared to the prior year were primarily due to $129.6 million of decreased product sales revenues, which were primarily due to decreased CBF and associated product sales revenues in the U.S. Gulf of Mexico, reflecting the decreased rig count activity compared to the prior year and a decrease resulting from a customer well completion project during the prior year using a completion fluid technology that was introduced during 2015. In addition, product sales revenues also decreased compared to the prior year due to decreased domestic manufactured products sales revenues (as a result of reduced energy industry demand and due to milder winter weather). Service revenues decreased $47.8 million, primarily due to reduced demand in the U.S. Gulf of Mexico for completion services as a result of a reduction in completion activity and due to decreased water management services activity resulting from the impact of lower oil and natural gas commodity prices. We began to see an increased demand in the U.S. Gulf of Mexico for our completion products and services during the second half of 2016.

Fluids Division gross profit during 2016 decreased compared to the prior year primarily due to continued pricing pressures on our products and services, lower revenues and decreased profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products and services associated with the new fluid technology projects during the prior year. In addition, Fluids Division gross profit declined as a result of the reduced demand for manufactured products during 2016 compared to the prior year.

The Fluids Division reported a significant decrease in pretax earnings during 2016 compared to the prior year primarily due to the decreased gross profit discussed above. Fluids Division administrative cost levels decreased compared to the prior year, primarily due to $4.2 million of decreased salary and employee expenses due to administrative cost and salary reductions and decreased general, office, and other administrative expenses of $1.9 million. This increase was offset primarily by $1.2 million of increased legal and professional fees associated with litigation involving our El Dorado, Arkansas calcium chloride plant. In January 2017, we received a $12.8 million settlement award as a result of this litigation. The Fluids Division continues to review opportunities to further reduce its administrative costs. Partially offsetting the decreased gross profit, other income increased primarily due to increased foreign currency gains.

Production Testing Division

	Year Ended December 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$63,618	$133,904	$(70,286)	(52.5)%
Gross profit (loss)	(13,317)	(3,046)	(10,271)	337.2%
Gross profit (loss) as a percentage of revenue	(20.9)%	(2.3)%
General and administrative expense	9,806	17,726	(7,920)	(44.7)%
General and administrative expense as a percentage of revenue	15.4%	13.2%
Goodwill impairment	13,871	37,562	(23,691)
Interest (income) expense, net	(594)	(89)	(505)
Other (income) expense, net	(929)	(2,525)	1,596
Loss before taxes and discontinued operations	$(35,471)	$(55,720)	$20,249	36.3%
Loss before taxes and discontinued operations as a percentage of revenue	(55.8)%	(41.6)%

Production Testing Division revenues decreased significantly during 2016 compared to the prior year due to reduced overall market activity. Production Testing service revenues decreased $63.2 million during 2016 compared to the prior year, as the impact of lower oil and natural gas pricing has negatively impacted demand for services in each of the division's areas of operations, including certain shale reservoir markets that were a source of revenue growth during the past several years. Decreased U.S. demand reflects the significant decline in onshore rig count activity compared to the prior year. Although rig count activity has improved in early 2017 compared to 2016 levels, such activity levels are still significantly below early 2015 levels. In addition, increased competition for decreased market activity negatively affected pricing levels for services, particularly internationally. Production Testing product sales decreased $7.1 million, due to a sale of equipment that occurred during 2015.

The Production Testing Division had an increased gross loss during 2016 compared to the prior year due to the decreased industry activity and increased competition as discussed above. This increase in Production Testing Division gross loss was realized despite $6.4 million of long-lived intangible asset impairments during 2016 compared to $12.3 million of long-lived asset impairments recorded during 2015. The increased gross loss occurred despite significant cost reduction efforts, which have included headcount reductions, salary reductions, and other steps to adjust the Production Testing Division's cost structure in light of current market conditions.

The Production Testing Division reported a decreased pretax loss during 2016 compared to the prior year, primarily due to the reduced goodwill impairment recorded during 2016 compared to the prior year. We account for goodwill in accordance with ASC 350-20, and the impairments of goodwill reflect the significant decreases in future profitability and cash flows expected in the current market environment. General and administrative expenses also decreased due to $4.1 million of decreased general, office and bad debt expenses and $3.7 million of decreased employee-related expenses, primarily from reduced headcount, salary reductions, and other employee related cost reductions. The division continues to review additional opportunities to further reduce its operating and administrative cost levels in light of current market conditions. Other income decreased during 2016 compared to the prior year due to decreased gains on asset sales.

Compression Division

	Year Ended December 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$311,374	$457,639	$(146,265)	(32.0)%
Gross profit	37,681	73,135	(35,454)	(48.5)%
Gross profit as a percentage of revenue	12.1%	16.0%
General and administrative expense	36,199	43,356	(7,157)	(16.5)%
General and administrative expense as a percentage of revenue	11.6%	9.5%
Goodwill impairment	92,334	139,444	(47,110)
Interest (income) expense, net	38,055	34,964	3,091
CCLP Series A Preferred fair value adjustment	5,036	—	5,036
Other (income) expense, net	2,383	2,169	214
Income (loss) before taxes and discontinued operations	$(136,326)	$(146,798)	$10,472	(7.1)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(43.8)%	(32.1)%

Compression Division revenues decreased significantly during 2016 compared to the prior year due to reductions in both compressor sales and compression and related services revenues. Revenues from sales of compressor packages during 2016 decreased $69.7 million compared to the prior year due to a reduction in customer projects, particularly for high-horsepower compressor packages. The current reduced equipment fabrication backlog indicates that this decrease in compressor package sales revenues will continue going forward. The $76.6 million decrease in compression and related service revenues resulted primarily from the reduction in overall utilization in total horsepower as well as compression services pricing compared to the prior year. The decreased overall utilization has affected each horsepower class of the Compression Division's fleet, but has particularly decreased the demand for low-horsepower production enhancement compression services as a result of lower oil and natural gas commodity prices compared to the prior year.

Compression Division gross profit decreased during 2016 compared to the prior year as a result of the lower demand for compressors and compression services discussed above. The Compression Division recorded $10.2 million of long-lived intangible asset impairments during 2016 compared to $12.3 million during 2015. Competitive pricing pressures and rate reduction requests in the current market environment have also resulted in reduced gross profit. During 2016, the Compression Division took additional steps to reduce its operating costs and improve operating efficiencies, and efforts to further adjust its cost structure will continue going forward. The impact of these cost reduction steps taken is expected to result in additional cost efficiencies in future periods.

The Compression Division recorded a decreased pretax loss during 2016 compared to the prior year. The amount of the pretax loss for both years was significantly increased due to the impairments of goodwill pursuant to ASC 350-20. In addition to the decreased gross profit discussed above, other expense increased primarily due to the CCLP Preferred Units fair value adjustment of $5.0 million and $2.1 million of offering costs associated with the private placements of the CCLP Preferred Units that were issued during 2016. Changes in the fair value of the CCLP Preferred Units may generate additional volatility to our earnings going forward. Interest expense also increased primarily due to the paid in kind distributions on the CCLP Preferred Units and as a result of increased borrowings outstanding by CCLP under the CCLP Credit Agreement during 2016 compared to the prior year. Interest expense on the CCLP Senior Notes decreased beginning in late 2016 due to the repayment of $54.1 million face amount of CCLP Senior Notes in September and October of 2016. General and administrative expense levels decreased compared to the prior year, mainly due to $6.0 million of administrative salary reductions and decreased professional services of $0.8 million.

Offshore Division

Offshore Services Segment

	Year Ended December 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$77,525	$122,194	$(44,669)	(36.6)%
Gross profit (loss)	(5,574)	10,602	(16,176)	152.6%
Gross profit as a percentage of revenue	(7.2)%	8.7%
General and administrative expense	6,454	10,689	(4,235)	(39.6)%
General and administrative expense as a percentage of revenue	8.3%	8.7%
Interest (income) expense, net	—	—	—
Other (income) expense, net	(3)	108	(111)
Loss before taxes and discontinued operations	$(12,025)	$(195)	$(11,830)	(6,066.7)%
Loss before taxes and discontinued operations as a percentage of revenue	(15.5)%	(0.2)%

Revenues for the Offshore Services segment decreased during 2016 compared to the prior year primarily due to reduced revenues from its well abandonment, diving, heavy lift decommissioning, and diving services businesses. Decreased well abandonment, cutting and diving services activity levels in the U.S. Gulf of Mexico during 2016 reflected an overall reduction in demand in this market, due to a postponement of certain well abandonment projects. Given the current low oil and natural gas commodity price environment, Offshore Services anticipates a continued decrease in demand for its services for the foreseeable future. Offshore Services revenues during 2016 include work performed for our Maritech segment, with $0.9 million of such work being performed during 2016 compared to $5.1 million of revenues during the prior year. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

The Offshore Services segment reported a gross loss during 2016 compared to gross profit during the prior year as the impact of decreased activity levels for well abandonment, cutting, and diving services as discussed above more than offset cost reduction measures and process efficiencies that have been implemented. In addition, the Offshore Services segment recorded a $1.1 million long-lived asset impairment during 2016. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment loss before taxes increased during 2016 compared to the prior year primarily due to the increased gross loss discussed above, and despite a reduction in general and administrative expenses, that was primarily from reduced headcount, salary and other employee related expenses of $2.2 million, decreased professional services of $0.4 million and other decreased general expenses of $1.6 million. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Year Ended December 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Revenues	$751	$2,438	$(1,687)	(69.2)%
Gross profit (loss)	(3,847)	(2,523)	(1,324)	(52.5)%
General and administrative expense	1,087	1,281	(194)	(15.1)%
General and administrative expense as a percentage of revenue	144.7%	52.5%
Interest (income) expense, net	12	29	(17)
(Gain) loss on sales of assets	—	—	—
Other (income) expense, net	(3,105)	—	—
Loss before taxes and discontinued operations	$(1,841)	$(3,833)	$1,992	52.0%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward. Revenue decreased compared to the prior year due to the lower production volumes and pricing and the suspension of production on one of Maritech's non-operated properties during a portion of 2016.

Maritech reported an increased gross loss during 2016 compared to the prior year, primarily due to charges during the period for decommissioning costs incurred in prior periods no longer considered collectible from third parties.

Maritech reported a decreased pretax loss during 2016 compared to the prior year as the gross loss as discussed above was more than offset by $3.1 million of Other Income resulting from receipt of funds previously held in escrow as part of a security on contingent abandonment obligations on sold properties.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2016	2015	2016 vs 2015	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(430)	$(913)	$483	52.9%
General and administrative expense	34,767	52,189	(17,422)	(33.4)%
Interest (income) expense, net	21,157	19,829	1,328
Other (income) expense, net	5,510	3,074	2,436
(Loss) before taxes and discontinued operations	$(61,864)	$(76,005)	$14,141	18.6%

Corporate Overhead pretax loss decreased during 2016 compared to the prior year, due to decreased general and administrative expense, and despite increased interest expense and other expense. Corporate general and administrative expenses decreased due to $18.6 million of decreased salary, incentives and other employee related expenses. Decreased administrative salary expenses reflect the company-wide salary reduction steps taken, as well as decreased incentives. This decrease was also partially due to a $6.7 million immaterial correction adjustment to equity compensation that was recorded during 2015. The decrease in employee related expenses was partly offset by $0.7 million of increased professional service fees, and $0.5 million of increased general expenses. Corporate general and administrative expenses are net of certain amounts allocated to our Compression Division for services provided. Interest expense increased primarily due to increased interest expense of $3.4 million associated with the higher interest rate on our 11% Senior Note that was issued in November 2015. Following the use of proceeds from the December common stock offering to repay a portion of the outstanding balance of our revolving credit facility, interest expense is expected to be decreased going forward. Corporate other expenses increased compared to the prior year due to the $2.1 million fair value adjustment associated with the Warrants issued in December 2016 and the expensing of $1.8 million of deferred financing costs associated with the repayment of senior notes and senior secured notes. Changes in the fair value of the Warrants liability may gener ate additional volatility to our earnings going forward. These increases more than offset the $0.6 million fair value gain adjustment of the CCLP Preferred Units held by us.

2015 Compared to 2014

Consolidated Comparisons

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$1,130,145	$1,077,567	$52,578	4.9%
Gross profit	189,236	95,044	94,192	99.1%
Gross profit as a percentage of revenue	16.7%	8.8%
General and administrative expense	157,812	142,689	15,123	10.6%
General and administrative expense as a percentage of revenue	14.0%	13.2%
Goodwill impairment	177,006	64,295	112,711
Interest expense, net	54,477	34,966	19,511	55.8%
(Gain) loss on sale of assets	(4,375)	(11)	(4,364)
Other (income) expense, net	6,079	10,976	(4,897)
Income (loss) before taxes and discontinued operations	(201,763)	(157,871)	(43,892)
Income (loss) before taxes and discontinued operations as a percentage of revenue	(17.9)%	(14.7)%
Provision (benefit) for income taxes	7,704	9,704	(2,000)
Income (loss) before discontinued operations	(209,467)	(167,575)	(41,892)
Income (loss) from discontinued operations, net of taxes	—	—	—
Net income (loss)	(209,467)	(167,575)	(41,892)
Net income attributable to noncontrolling interest	83,284	(2,103)	85,387
Net income (loss) attributable to TETRA stockholders	$(126,183)	$(169,678)	$43,495

Consolidated revenues during 2015 increased compared to the prior year due to increased revenues for the Compression Division as a result of the CSI Acquisition. The impact of the CSI Acquisition, which resulted in the increased Compression Division revenues of approximately $175.1 million during 2015, greatly expanded the Division's operations, allowing it to participate in the compression market at a broader level. Each of our other segments reported decreased revenues, due to the impact of reduced oil and natural gas prices and the corresponding decrease in industry activity levels. Fluids Division revenues decreased, as decreased onshore water management services and manufactured product sales revenues more than offset the increased offshore completion services and CBF product sales revenues. Our Production Testing and Offshore Services segments reported significantly decreased revenues during 2015, primarily due to the impact of decreased industry demand and activity levels in each of the domestic and international markets we serve, largely caused by decreased oil and natural gas prices. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during 2015 compared to the prior year, primarily due to the results of our Fluids and Offshore Services segments. The increase in Fluids Division gross profit was primarily due to the mix of CBF products and services, particularly for U.S. Gulf of Mexico completion fluids products and services and increased profitability from our manufactured products operations. Our Offshore Services segment reflected gross profit compared to a gross loss in the prior year, despite decreased revenues, largely as a result of cost reductions and efficiencies implemented in response to decreased activity levels, as well as due to significant impairments recorded during the prior year. Maritech had a reduced gross loss compared to the prior year due to decreased excess decommissioning costs during 2015. These increases in profitability were partially offset by the decreased profitability of our Production Testing and Compression Divisions compared to the prior year, as a result of a significant decrease in revenues and activity levels, as well as increased impairments of long-lived assets during 2015.

Consolidated general and administrative expenses increased during 2015 compared to the prior year due to the increase in Compression Division and Corporate Overhead administrative costs and despite cost reduction efforts. Compression Division administrative costs increased following the CSI Acquisition, despite approximately $8.7 million of transaction costs in the prior year, primarily related to the CSI Acquisition. In addition, Corporate Overhead administrative expenses also increased, primarily due to increased incentive and equity compensation. The increase in the Compression Division and Corporate Overhead general and administrative expenses was partially offset by decreased administrative costs for our Fluids, Production Testing, and Offshore Divisions, primarily as a result of cost reduction efforts by these segments.

Following the fourth quarter of 2015, we performed an annual test of goodwill impairment in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20 "Goodwill." The continuing decline in oil and natural gas commodity prices has had a continuing negative impact on industry drilling and capital expenditure activity, which affects the expected future demand for products and services of each of our reporting units. Specifically, demand for Compression Division's low-horsepower wellhead compression services and for sales of compressor equipment have decreased significantly. Demand for our Production Testing Division's services has also decreased as a result of decreased drilling and completion activity. This expected decreased demand, along with the decrease in the common unit price of our CCLP subsidiary, has also caused an overall reduction in the fair values of each of our reporting units, particularly our Compression and Production Testing reporting units. As part of the test of goodwill impairment, we estimated the fair value of each of our reporting units, and determined, based on these estimated values, that impairments of the goodwill of our Compression and Production Testing reporting units were necessary, primarily due to the market factors discussed above. Accordingly, during the fourth quarter of 2015, we recorded total impairment charges of $177.0 million associated with the goodwill of these reporting units.

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

Consolidated other expense was $6.1 million during 2015 compared to $11.0 million during the prior year. Other expense during the prior year includes $9.3 million of interim financing costs that were expensed in connection with the CSI Acquisition. Also included in net other expense during the prior year was a $5.7 million gain associated with the acquisition of the interest in TETRA Arabia that we did not previously own, partially offset by a $2.9 million charge associated with the settlement of the pre-existing relationship with the other shareholder during the prior year. Other expense during 2015 includes a $1.6 million "make-whole" prepayment premium associated with the early repayment of the Series 2006-A Senior Notes, and increased Compression Division financing cost amortization as a result of the financing for the CSI Acquisition.

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

Fluids Division gross profit increased during2015 compared to the prior year, despite decreased revenue, primarily due to improved margins associated with the mix of CBF products and services, particularly for offshore completion fluids products and services associated with the new completion fluid technology projects discussed above. Manufactured products gross profit also increased, partially due to $2.6 million of insurance claim proceeds received and credited to earnings during2015. Cost reduction efforts also contributed to the improved gross profit during 2015 compared to the prior year.

Fluids Division income before taxes increased during 2015 compared to the prior year, primarily due to the increased gross profit discussed above. Decreased Fluids Division other income was more than offset by decreased Fluids Division general and administrative costs due to administrative cost reductions, primarily associated with the decreased water management operations. Other income decreased due to a $2.7 million allocated portion of the remeasurement gain recorded in the prior year from our January 2014 acquisition of the remaining interest in TETRA Arabia from the fair value measurement of our previous investment in TETRA Arabia. No such gain was recorded in 2015, resulting in the decrease in other income.

Production Testing Division

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$133,904	$192,894	$(58,990)	(30.6)%
Gross profit	(3,046)	12,610	(15,656)	(124.2)%
Gross profit as a percentage of revenue	(2.3)%	6.5%
General and administrative expense	17,726	20,512	(2,786)	(13.6)%
General and administrative expense as a percentage of revenue	13.2%	10.6%
Goodwill impairment	37,562	60,358	(22,796)
Interest (income) expense, net	(89)	(31)	(58)
Other (income) expense, net	(2,525)	(2,061)	(464)
Income (loss) before taxes and discontinued operations	$(55,720)	$(66,168)	$10,448	(15.8)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(41.6)%	(34.3)%

Production Testing Division revenues decreased during 2015 compared to the prior year due to decreased overall market activity. Production Testing service revenues decreased approximately $66.0 million during 2015 compared to the prior year, as the impact of decreased oil and natural gas pricing has negatively impacted demand for services in each of our areas of operations, including certain shale reservoir markets that were a source of revenue growth during the past several years. Increased competition for decreased market activity negatively affected pricing levels for services, although the Division has successfully expanded its domestic customer base compared to the prior year. Decreased service revenues were partially offset by approximately $7.1 million of product sales revenues generated from the sale of equipment during 2015.

Production Testing Division reported a gross loss during 2015 compared to a gross profit during the prior year due to the market conditions discussed above, including the negative impact of increased competition on pricing. Impairments of long-lived assets totaled approximately $12.3 million during compared to $14.5 million of impairments recorded during the prior year. These impairments were recorded for certain operating equipment due to expected decreased utilization, demand, and future cash flows. The 2015 gross loss occurred despite the impact of cost reduction efforts, which have included downsized field operations, headcount reductions, deferrals of wage increases, and other steps to adjust the Production Testing Division's cost structure in light of the current market conditions. In response to expected future decreased activity levels, we continue to review and implement additional cost reduction steps.

Production Testing Division reported a decreased pretax loss compared to the prior year, primarily due to the decreased impairment of goodwill compared to the prior year. We account for goodwill in accordance with ASC 350-20, and the impairments of goodwill reflect the significant decreases in future profitability and cash flows expected in the current market environment. The Production Testing Division general and administrative expenses decreased during 2015 due to the impact of administrative cost reductions, which were partially offset by $3.3 million of increased bad debt expense. Other income increased due to increased gains on sales of assets, partly offset by increased foreign currency losses.

Compression Division

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$457,639	$282,505	$175,134	62.0%
Gross profit	73,135	66,527	6,608	9.9%
Gross profit as a percentage of revenue	16.0%	23.5%
General and administrative expense	43,356	31,969	11,387	35.6%
General and administrative expense as a percentage of revenue	9.5%	11.3%
Goodwill impairment	139,444	—	139,444
Interest (income) expense, net	34,964	15,165	19,799
Other (income) expense, net	2,169	12,053	(9,884)
Income before taxes and discontinued operations	$(146,798)	$7,340	$(154,138)	(2,100.0)%
Income before taxes and discontinued operations as a percentage of revenue	(32.1)%	2.6%

Compression Division revenues increased $175.1 million during 2015 compared to the prior year due to the CSI Acquisition, which generated aggregate increased revenues of approximately $182.3 million during 2015. CSI compression and aftermarket services revenues generated approximately $119.4 million of increased compression service revenues during 2015 compared to the prior year. The increase in CSI revenues is primarily attributable to a full twelve months of activity in 2015 compared to approximately five months of activity in the prior year due to the August 4, 2014 acquisition date. This increase in service revenue was partially offset by decreased non-CSI service revenue of approximately $11.1 million, primarily due to decreased demand for low-horsepower production enhancement compression services as a result of lower oil and natural gas commodity prices. Revenues from sales of compressor packages and parts during 2015 increased $66.6 million compared to the prior year with $63.0 million of the increase related to sales of compressors and parts by CSI. The $3.6 million of increased sales of non-CSI compressors and parts was primarily generated by a large sale of low-horsepower compressor packages to a single customer in late 2015, although this sale will result in reduced compression service revenues from these packages going forward. Compression Division sales of compressor packages have decreased during the last half of 2015 due to reduced customer demand, as reflected by the current reduced fabrication backlog for CSI compressor packages. This decrease in demand due to reduced oil and natural gas prices is expected to continue going forward until such pricing improves.

Compression Division gross profit increased during 2015 compared to the prior year due to the impact of the CSI Acquisition, which generated approximately $12.9 million of increased gross profit during 2015. The increase in gross profit was despite the impact of approximately $11.7 million of increased impairments of compressor package equipment and identified intangible assets. These asset impairments reflected the reduced fair values for these assets as a result of decreased expected future demand and cash flows due to low oil and natural gas prices. Gross profit was also negatively affected by the decreased activity level of our non-CSI operations as discussed above. CSI gross profit also includes approximately $74.7 million of depreciation and amortization expense, which reflects the impact of the allocation of the CSI Acquisition purchase price. The Compression Division has taken cost reduction steps including headcount reductions, deferrals of wage increases, and other efforts to reduce the cost of its fabrication and field operations and is continuing to review its cost structure for additional opportunities to improve profitability in the current operating environment.

The Compression Division reflected a significant decrease in pretax earnings during 2015 compared to the prior year, primarily due to the impairment of a portion of Compression Division goodwill during the fourth quarter of 2015 pursuant to ASC 350-20. In addition, Compression Division interest expense increased significantly as a result of the issuance by CCLP of its 7.25% Senior Notes due 2022 (the "CCLP Senior Notes") and the increased borrowings by CCLP under the CCLP Credit Agreement to finance a portion of the purchase price of the CSI Acquisition during 2014. Compression Division administrative expense levels increased compared to the prior year, primarily due to the impact of the CSI Acquisition and the resulting increased corporate allocated costs, partly mitigated by certain administrative cost decreases and integration efficiencies. Other expense decreased, primarily due to $9.3 million of interim financing commitment fees associated with the CSI Acquisition incurred in the prior year, partially offset by increased amortization of deferred finance costs during 2015.

Offshore Division

Offshore Services Segment

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Revenues	$122,194	$195,372	$(73,178)	(37.5)%
Gross profit	10,602	(10,314)	20,916	(202.8)%
Gross profit as a percentage of revenue	8.7%	(5.3)%
General and administrative expense	10,689	12,097	(1,408)	(11.6)%
General and administrative expense as a percentage of revenue	8.7%	6.2%
Goodwill impairment	—	3,936	(3,936)
Interest (income) expense, net	—	36	(36)
Other (income) expense, net	108	(132)	240
Income (loss) before taxes and discontinued operations	$(195)	$(26,251)	$26,056	(99.3)%
Income (loss) before taxes and discontinued operations as a percentage of revenue	(0.2)%	(13.4)%

Revenues for the Offshore Services segment decreased significantly during 2015 compared to the prior year due to decreased revenues from its diving, heavy lift services, and well abandonment businesses. Decreased diving and well abandonment activity levels in the U.S. Gulf of Mexico reflected an overall decrease in demand in this market, partly due to customers' postponements of certain potential well abandonment projects. Given the current decreased oil and natural gas price environment, the Offshore Services segment anticipates a continued decrease in demand for its services compared to 2014 levels for the foreseeable future. Offshore Services revenues during 2015 were also negatively affected by the reduction in work performed for our Maritech segment compared to the prior year, with $5.1 million of such work being performed during 2015 compared to $30.6 million of revenues during the prior year. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be lower in future periods.

Gross profit for the Offshore Services segment increased during 2015 compared to a gross loss for the prior year despite the impact of decreased activity levels for diving, well abandonment, and heavy lift services as discussed above. Impairments of long-lived assets decreased approximately $13.7 million compared to the prior year due to impairments during 2014 of certain heavy lift and dive support vessels and associated equipment assets, as the fair values for these assets were negatively affected by the expected decreases in utilization and demand. In addition, cost reduction measures and process efficiencies that were implemented during 2015 and prior years, including reducing the size of the segment's vessel and equipment fleets, resulted in increased gross profit. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

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

Maritech recorded a decreased gross loss during 2015 compared to the prior year due to $270.1 million of decreased excess decommissioning costs charged to earnings during 2015 compared to 2014. Maritech recorded $2.7 million of excess decommissioning costs to expense during2015.

Maritech’s pretax loss during 2015 decreased compared to the prior year, primarily due to the decreased gross loss discussed above.

Corporate Overhead

	Year Ended December 31,		Period to Period Change
	2015	2014	2015 vs 2014	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (primarily depreciation expense)	$(913)	$(1,725)	$812	47.1%
General and administrative expense	52,189	41,139	11,050	26.9%
Interest (income) expense, net	19,829	20,034	(205)
Other (income) expense, net	3,074	3,456	(382)
Loss before taxes and discontinued operations	$(76,005)	$(66,354)	$(9,651)	(14.5)%

Corporate Overhead pretax loss increased during 2015 compared to the prior year, primarily due to increased general and administrative expense. Corporate general and administrative costs increased, primarily due to $15.8 million of increased salary related expenses, primarily from increased incentive and equity compensation. The increase in equity compensation includes the impact of a $6.7 million immaterial correction adjustment. This increase in salary and related expenses was partially offset by approximately $3.4 million of increased costs allocated to other segments, $0.8 million of decreased professional fees, and $0.5 million decrease in employee expenses. Interest expense decreased due to decreased TETRA borrowings outstanding during2015, however, is expected to increase going forward following the November 2015 issuance of the Series 2015 Senior Notes.

Liquidity and Capital Resources

Due to the severely challenging market environment for a number of our businesses, our consolidated cash flows from operating activities decreased significantly during 2016 compared to the prior year. This decrease occurred as a result of a 38.5% decrease in consolidated revenues and 72.8% decrease in consolidated gross profit, and despite a number of mitigating factors, including the impact of cost reduction efforts and the focus on improved collections of customer accounts receivable compared to the prior year. We generated $53.0 million of consolidated operating cash flows during the year ended December 31, 2016, with CCLP providing $61.4 million of this consolidated total. We received $22.3 million of cash distributions from CCLP during the year ended December 31, 2016 compared to $30.5 million during the prior year. We believe the equity financing transactions and cost reduction steps we and CCLP have taken have enhanced our respective capital structures and operating cash flows and additional steps may be taken to further enhance operating cash flows in the future. Our ability to meet our financial obligations and fund future growth is dependent on future levels of consolidated operating cash flows and the availability of capital resources in uncertain operating and financial markets.

Through common stock offerings concluded in June and December of 2016 that generated aggregate net proceeds of $168.3 million, we reduced our consolidated long-term debt balances outstanding (excluding CCLP long-term debt) from a carrying value of $286.6 million as of December 31, 2015 to $119.6 million as of December 31, 2016, with no maturities due until September 2019. In addition, in July 2016 and December 2016, we entered into amendments to our long-term debt agreements, consisting of our Credit Agreement and our 11% Senior Note Agreement. As a result of these amendments, among other changes, certain financial covenants were favorably amended. For further discussion of the June and December 2016 common stock offerings and the amendments to our long-term debt agreements, see the Financing Activities section below. With regard to CCLP, through the August and September offerings of the CCLP Preferred Units, which generated aggregate net proceeds to CCLP of $76.9 million, CCLP reduced its long-term debt balances outstanding from a carrying value of $566.7 million as of December 31, 2015 to $504.1 million as of December 31, 2016, with no maturities due until August 2019. In addition, in May and November 2016, CCLP entered into amendments to the CCLP Credit Agreement. As a result of these amendments, and among other changes, CCLP favorably amended certain financial covenants of the CCLP Credit Agreement. For further discussion of the August and September 2016 offerings of the CCLP Preferred Units and the amendments to the CCLP Credit Agreements, see the CCLP Financing Activities section below.

We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of December 31, 2016. We have reviewed our financial forecasts for the twelve month period subsequent to March 1, 2017. Based on our financial forecasts, which reflect certain operating and other business assumptions that we believe to be reasonable as of March 1, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through March 1, 2018. With regard to CCLP, also considering financial forecasts based on current market conditions as of March 1, 2017, CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its long-term debt agreements through March 1, 2018.

Our consolidated sources and uses of cash during the year ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Operating activities	$53,980	$195,951	$108,645
Investing activities	(14,256)	(114,987)	(967,739)
Financing activities	(30,954)	(103,437)	871,644

Because of the level of consolidated debt, we believe it is important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. (See Financing Activities section below for a complete discussion of the terms of our and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $623.7 million as of December 31, 2016. However, approximately $504.1 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP and secured by its assets. Through our 42% common unit ownership interest in CCLP and ownership of an approximately 2% general partner interest that includes incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $20.8 million of the $29.8 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not available to us. As of December 31, 2016, CCLP had availability of approximately $85.0 million under the CCLP Credit

Agreement, subject to limitations pursuant to financial covenants, and we had availability of approximately $189.2 million under our Credit Agreement, also subject to limitations pursuant to financial covenants.

Operating Activities

Cash flows generated by operating activities totaled $54.0 million during 2016 compared to $196.0 million during the prior year, a decrease of $142.0 million or 62.9%. Operating cash flows decreased primarily due to decreased cash earnings compared to the prior year. We have taken steps to aggressively manage working capital, which resulted in increased collections of accounts receivable during 2016 compared to the prior year, despite decreased activity levels. In addition, we also are focused on managing inventory levels. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for the vast majority of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. The dramatic decreases in oil and natural gas prices in 2015 and throughout 2016, particularly oil prices, significantly reduced the capital expenditure and operating plans of our oil and natural gas customers, affecting each of our operating segments. The volatility of oil and natural gas prices is expected to continue in the future. Worldwide drilling activity related to oil and natural gas wells has decreased compared to early 2015, particularly affecting our Production Testing and Fluids Divisions. However, rig count activity improved during the last half of 2016, and in early 2017 rig count activity has further increased, although such activity levels are still significantly below early 2015 levels. Our Compression Division operations are also highly vulnerable to the impact of a sustained low natural gas price environment. If oil and gas industry activity levels remain at current levels or decrease in the future, we expect that our levels of operating cash flows will continue to be negatively affected.

During 2016, we have continued to take steps to reduce operating and administrative headcount, defer salary increases, reduce salaries, reduce workweek, and implement other cost reductions for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have partially mitigated the decreased operating cash flows and profitability resulting from the current market environment. Although we have partially restored reduced salary levels in January 2017, we continue to review for other opportunities to reduce costs.

As of December 31, 2016, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $45.6 million. Approximately $1.0 million of this amount is expected to be performed during 2017, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal associated with an offshore platform that was previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings in future periods.

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
Investing Activities

During 2016, the total amount of our net cash utilized on investing activities was $14.3 million. Total cash capital expenditures during 2016 were $21.1 million. Approximately $2.3 million of our capital expenditures during 2016 was spent by our Fluids Division, the majority of which related to chemical plant improvements. Our Production Testing Division spent approximately $0.8 million on capital expenditures, primarily to add to its international production testing equipment fleet. Our Compression Division spent approximately $11.6 million, primarily for the expansion of its compressor and equipment fleet for its CSI subsidiary and for a system software development project. Our Offshore Services segment spent approximately $5.9 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

Generally, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled in an effort to conserve capital or otherwise address expected future market conditions. We currently have no long-term capital expenditure commitments and are reviewing all capital expenditure plans carefully during the current period of reduced demand for our products and services in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future. Excluding the capital expenditures of our Compression Division, we expect to spend approximately $20 to $30 million during 2017. Our Compression Division expects to spend approximately $15 to $30 million during 2017. The level of future growth capital expenditures depends on forecasted demand for our products and services. If the forecasted demand for our products and services during 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly.

Financing Activities

During 2016, the total amount of consolidated cash used by financing activities was $31.0 million. To fund our capital expenditure and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities from short-term borrowings, long-term borrowings, leases, equity issuances, and other sources of capital. On March 23, 2016, we filed a universal shelf Registration Statement on Form S-3 with the Securities and Exchange Commission and it was declared effective on April 13, 2016. Pursuant to this registration statement and following the offerings described below, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $164.4 million. In June 2016, pursuant to this shelf registration statement, we completed an underwritten public offering of 11.5 million shares of our common stock, which included 1.5 million shares of common stock pursuant to an option granted to the underwriters to purchase additional shares, which generated aggregate net proceeds of $60.2 million. These proceeds were primarily used to repay outstanding indebtedness. In December 2016, we completed an underwritten offering of 22.3 million shares of our common stock at a price to the public of $5.15 per share ($4.9183 per share net of underwriting discounts) and the Warrants to purchase 11.2 million shares of our common stock at an exercise price of $5.75 per share prior to the 60-month expiration date of the Warrants. The 22.3 million shares of our common stock issued and the Warrants to purchase 11.2 million shares of our common stock includes 2.9 million shares of our common stock and Warrants to acquire an additional 1.5 million shares of our common stock related to the exercise of an option granted to the underwriters. We utilized the net offering proceeds of $109.7 million primarily to repay outstanding indebtedness.
The Warrants were issued pursuant to a Warrant Agreement, dated December 14, 2016 and are exercisable immediately upon issuance and from time to time thereafter through and including the fifth year anniversary of the initial issuance date. At the request of a holder following a change of control, we or the successor entity will exchange such Warrant for consideration in accordance with a Black Scholes option pricing model in the form of, at our election, Rights (as defined in the Warrant Agreement) or cash. Similarly, within a period of time prior to the consummation of a change of control, we have the right to redeem all of the Warrants for cash in an amount determined in accordance with a Black-Scholes option pricing model.

In August and September 2016, CCLP completed two private placements of CCLP Preferred Units for aggregate net proceeds of $66.9 million. We purchased a portion of the CCLP Preferred Units at the aggregate Issue Price of $10.0 million. The holders of the CCLP Preferred Units will receive quarterly distributions, which will be paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price of $11.43 per CCLP Preferred Unit, subject to certain adjustments. A ratable portion of the CCLP Preferred Units will be converted into CCLP common units each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated Agreement of Limited Partnership of CCLP (the "Amended and Restated CCLP Partnership Agreement") that may delay or accelerate all or a portion of such monthly conversions. In September and October 2016, CCLP repurchased on the open market and retired $54.1 million principal amount of the CCLP 7.25% Senior Notes for a purchase price of $50.9 million, at an average repurchase price of 94% of the principal amount of such notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the Preferred Units.

See CCLP Financing Activities below for discussion of the CCLP Preferred Units and CCLP's long-term debt.

Our Long-Term Debt

We are in compliance with all covenants and conditions under our long-term debt agreements as of December 31, 2016. Deterioration of certain financial ratios could result in a default by us under our long-term debt agreements and, if not remedied, could result in termination of the associated debt agreements and acceleration of any outstanding balances. Our continuing ability to comply with these financial covenants depends largely upon our ability to generate adequate cash flow. Due to the decreased demand for certain of our products and services by our customers in response to decreased oil and natural gas prices, we have taken strategic cost reduction efforts, including headcount reductions, deferrals of wage increases, workweek reductions, wage reductions, and other efforts to reduce costs and generate cash to mitigate the reduced demand for our products and services. We believe the cost reduction steps taken, along with the common stock offering transactions described above, have enhanced our capital structure and operating cash flows and will continue to enhance our operating cash flows in the future.

Our Bank Credit Agreement. As of February 28, 2017, TETRA (excluding CCLP) had an outstanding balance on our Credit Agreement, of $20.0 million, and had $5.0 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability, subject to compliance with our covenants and other provisions of the Credit Agreement that limit borrowings under the Credit Facility, of $175.0 million. These amounts do not reflect the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement, and is discussed further below. The Credit Agreement, as amended, matures on September 30, 2019 and limits aggregate lender commitments to $200 million. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 2.50% to 4.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.35% to 1.00% on unused portions of the facility. All obligations under the Credit Agreement and the guarantees of such obligations are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders of the Credit Agreement as well as the holder of our 11% Senior Note. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures.

Our Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. The Credit Agreement requires us to maintain (i) a fixed charge coverage ratio that may not be less than 1.25 to 1 as of the end of any fiscal quarter; and (ii) a consolidated leverage ratio that may not exceed (a) 5.00 to 1 at the end of fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (b) 4.75 to 1 at the end of fiscal quarters ending March 31, 2018 and June 30, 2018, (c) 4.50 to 1 at the end of fiscal quarters ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of each of the fiscal quarters thereafter. Following an amendment to the Credit Agreement in December 2016 ("the Fifth Amendment"), no consolidated leverage ratio covenant is applicable for the fiscal quarter ending December 31, 2016. At December 31, 2016, our consolidated leverage ratio was 3.47 to 1, compared to 1.86 to 1 at December 31, 2015. At December 31, 2016, our fixed charge coverage ratio was 1.34 to 1, compared to 6.33 to 1 at December 31, 2015. Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 11% Senior Note. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under the Credit Agreement.

The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. The Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default.

Our Senior Notes

11% Senior Note. As of December 31, 2016, our senior notes consist of the 11% Senior Note that was issued and sold in November 2015 pursuant to our 11% Senior Note Purchase Agreement with GSO Tetra Holdings LP ("GSO") whereby we issued and sold $125.0 million in principal amount of our 11% Senior Note (the "11% Senior Note"). The 11% Senior Note bears interest at the fixed rate of 11.0% and mature on November 5, 2022. Interest on the 11% Senior Note is due quarterly on March 15, June 15, September 15, and December 15 of each year. We may prepay the 11% Senior Note, in whole or in part at a prepayment price equal to (i) prior to November 20, 2018, 100% of the principal amount so prepaid, plus accrued and unpaid interest and a “make-whole” prepayment amount, (ii) during the period commencing on November 20, 2018, and ending on November 19, 2019, 104% of the principal amount so prepaid, plus accrued and unpaid interest, (iii) during the period commencing on November 20, 2019 and ending on November 19, 2020, 102% of the principal amount so prepaid, plus accrued and unpaid interest, (iv) during the period commencing on November 20, 2020, and ending on November 19, 2021, 101% of the principal amount so prepaid, plus accrued and unpaid interest, and (v) on or after November 20, 2021, 100% of the principal amount so prepaid, plus accrued and unpaid interest.

The 11% Senior Note is guaranteed by substantially all of our wholly owned U.S. subsidiaries. The 11% Senior Note Agreement contains customary covenants that limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments. In addition, the 11% Senior Note Agreement requires us to maintain certain financial ratios, including a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings). The maximum leverage ratio is further defined in our 11% Senior Note Agreement.

Consolidated net earnings under the 11% Senior Note Agreement is the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our 11% Senior Note Agreement.

The 11% Senior Note Agreement includes cross-default provisions relating to other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. Upon the occurrence and during the continuation of an event of default under the 11% Senior Note Agreement, the 11% Senior Note may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the 11% Senior Note at the time outstanding.

On July 1, 2016, we entered into an Amended and Restated Note Purchase Agreement (the "Amended and Restated 11% Senior Note Agreement") with GSO to amend and replace the previous note purchase agreement. The Amended and Restated 11% Senior Note Agreement, as subsequently amended on December 22, 2016, contains customary default provisions, as well as cross-default provisions. In addition, the Amended and Restated 11% Senior Note Agreement requires a minimum fixed charge coverage ratio at the end of any fiscal quarter of 1.25 to 1 and allows a maximum ratio of consolidated funded indebtedness at the end of any fiscal quarter of a defined measure of earnings ("EBITDA") of (a) 5.00 to 1 as of the end of any fiscal quarter ending during the period commencing March 31, 2017 and ending December 31, 2017, (b) 4.75 to1 as of the end of any fiscal quarter ending March 31, 2018 and June 30, 2018 and (c) 4.50 to 1 as of the end of any fiscal quarter ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of fiscal quarters ending thereafter. The Amended and Restated 11% Senior Note Agreement, as amended, provides that no consolidated funded indebtedness to a defined measure of earnings ratio is applicable for the fiscal quarter ended December 31, 2016. Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Note is secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries. See the above discussion of our Credit Agreement for a description of these security interests. The 11% Senior Note is pari passu in right of payment with all borrowings under the Credit Agreement and ranks at least pari passu in right of payment with all other outstanding indebtedness.

At December 31, 2016, our consolidated funded indebtedness to EBITDA ratio was 3.47 to 1, (compared to 1.86 to 1 at December 31, 2015) and our fixed charge coverage ratio was 1.34 to 1 (compared to a 1.25 minimum required under the Amended and Restated 11% Senior Note Agreement). CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our Amended and Restated 11% Senior Note Agreement.

Other Senior Notes. In May 2016, and pursuant to tender offers (the “2016 Tender Offers”) to purchase for cash any and all of the outstanding Series 2010-A Senior Notes, Series 2010-B Senior Notes, and Series 2013 Senior Notes (together the "Tender Offer Senior Notes"), we purchased Tender Offer Senior Notes in an aggregate principal amount of $100.0 million, representing the total outstanding principal amount of the Tender Offer Senior Notes.

On April 30, 2015, we issued and sold $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"). Prior to June 2016, we repaid an aggregate of $20.0 million of the amount outstanding under the Senior Secured Notes. In June 2016, and following the issuance of 11.5 million shares of our common stock, we utilized a portion of the $60.4 million of net proceeds to repay the remaining $30.0 million outstanding under our Senior Secured Notes.

CCLP Financing Activities

CCLP Preferred Units. On August 8, 2016 and September 20, 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers to issue and sell in private placements (the "Initial Private Placement" and "Subsequent Private Placement") of an aggregate of 6,999,126 of CSI Compressco LP Series A Convertible Preferred Units representing limited partner interests in CCLP (the “CCLP Preferred Units”) for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total net proceeds to CCLP, after deducting certain offering expenses, of $76.9 million. We purchased 874,891 of the CCLP Preferred Units in the Initial Private Placement at the aggregate Issue Price of $10.0 million. The net proceeds from the Initial Private Placement and Subsequent Private Placement were used to pay additional offering expenses and reduce outstanding CCLP indebtedness under the CCLP Credit Agreement and the CCLP 7.25% Senior Notes.

Pursuant to the Unit Purchase Agreement, in connection with the closing, CSI Compressco GP Inc. (our wholly owned subsidiary) executed the Amended and Restated CCLP Partnership Agreement to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of CCLP with respect to distribution rights and rights upon liquidation. We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments, divided by the $11.43 Issue Price. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

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

In addition, the CCLP Unit Purchase Agreements include certain provisions regarding change of control, transfer of CCLP Preferred Units, indemnities, and other matters described in detail in the CCLP Unit Purchase Agreements. The CCLP Unit Purchase Agreements contain customary representations, warranties and covenants of CCLP and the purchasers

CCLP Long-Term Debt

CCLP’s Bank Credit Facility. As of February 28, 2017, CCLP has a balance outstanding under the CCLP Credit Agreement of $241.0 million, has $2.3 million letters of credit and performance bonds outstanding, and subject to provisions in the CCLP Credit Agreement that limit borrowings under the CCLP Credit Agreement, has availability under the CCLP Credit Agreement of $71.7 million. The CCLP Credit Agreement matures on August 4, 2019 and includes a maximum credit commitment of $315.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). As a result of the amendment to the CCLP Credit Agreement in November 2016 (the "CCLP Fourth Amendment"), the CCLP Credit Agreement is now an asset-based facility. The amount of borrowings under the CCLP Credit Agreement is subject to certain limitations, including a borrowing base calculation based on components of accounts receivable, inventory, and equipment, as well as subject to compliance with the covenants and other provisions in the CCLP Credit Agreement that may limit borrowings. Borrowings under the CCLP Credit Agreement generally bear interest at a rate per annum equal to, at CCLP's option, either (a) LIBOR (adjusted to reflect any required bank reserves) plus a leverage based margin that ranges between 2.00% and 3.25% per annum or (b) a base rate plus a leverage-based margin that ranges between 1.00% and 2.25% per annum; in each case according to the applicable consolidated total leverage ratio. CCLP pays a commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the facility, Under the CCLP Credit Agreement, CCLP and CSI Compressco Sub, Inc. are named as the borrowers and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries), and secured by substantially all of CCLP's assets and the assets of its domestic subsidiaries. We are not a borrower or a guarantor under the CCLP Credit Agreement.

The CCLP Credit Agreement requires CCLP to maintain (i) a minimum consolidated interest coverage ratio as of each quarter end period (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.75 to 1 as of September 30, 2016; (b) 5.95 to 1 as of December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of (a) 3.25 to 1 as of September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter, calculated on a trailing four quarters basis. At December 31, 2016, CCLP's consolidated total leverage ratio was 5.40 to 1, its consolidated secured leverage ratio was 2.35 to 1, and its interest coverage ratio was 3.13 to 1. Deterioration of these financial ratios could result in a default by CCLP under the CCLP Credit Agreement that, if not remedied, could result in termination of the CCLP Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under the CCLP 7.25% Senior Notes. The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the CCLP Credit Agreement, exclude the long-term liability for the CCLP Preferred Units in the determination of total indebtedness.

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

CCLP 7.25% Senior Notes. The obligations under the CCLP 7.25% Senior Notes are jointly and severally and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Securities") were issued pursuant to an indenture described below.

The Obligors issued the CCLP Securities pursuant to the Indenture dated as of August 4, 2014 (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The CCLP Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the CCLP 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The CCLP 7.25% Senior Notes are scheduled to mature on August 15, 2022.

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP 7.25% Senior Notes then outstanding may declare all amounts owing under the CCLP 7.25% Senior Notes to be due and payable. CCLP is in compliance with all covenants of the CCLP Senior Note Purchase Agreement as of December 31, 2016.

During September and October 2016, CCLP repurchased on the open market and retired $54.1 million aggregate principal amount of its CCLP 7.25% Senior Notes for a purchase price of $50.9 million, at an average repurchase price of 94% of the principal amount of such notes, plus accrued interest, utilizing a portion of the net proceeds of the sale of the CCLP Preferred Units. Following the repurchase of these CCLP 7.25% Senior Notes, $295.9 million aggregate principal amount of CCLP 7.25% Senior Notes remain outstanding.

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

TETRA's Credit Agreement, as amended, matures in September 2019, the CCLP Credit Agreement matures in August 2019, TETRA's 11% Senior Note matures in November 2022, and the CCLP Senior Notes mature in August 2022. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue additional equity to fund our capital needs, additional dilution to our common stockholders will occur.

Although near-term growth plans have been suspended and are subject to our efforts to conserve cash and rationalize our cost structure during the current period of low oil and natural gas prices, we maintain a long-term growth strategy for our core businesses. CCLP has also temporarily suspended many of its capital expenditure projects. CCLP's long-term growth objectives are funded from cash available under its credit facilities, other borrowings, cash generated from the issuance of its common units, as well as its available cash.

On March 23, 2016, we filed a universal shelf Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC"). On April 13, 2016, the Registration Statement on Form S-3 was declared effective by the SEC. Pursuant to this registration statement, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $164.4 million. This shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.

As part of our long-term strategic growth plans, we will evaluate opportunities to acquire businesses and assets that may involve the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of equity or debt securities.

CCLP’s Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its unitholders of record on the applicable record date. During the year ended December 31, 2016, CCLP distributed approximately $51.3 million, including approximately $29.0 million to its public unitholders. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt service requirements. During the current period of low oil and natural gas pricing, there can be no assurance that quarterly distributions from CCLP will increase from this reduced amount per unit, or that there will not be future decreases in the amount of distributions going forward.

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

As of December 31, 2016 and 2015, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations. For a discussion of operating leases, including the lease of our corporate headquarters facility, see “Note D – Leases” in the Notes to Consolidated Financial Statements.

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

On March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, asserting claims of professional negligence, breach of contract and other claims against the engineering firm we hired for engineering design, equipment, procurement, advisory, testing and startup services for our El Dorado, Arkansas chemical production facility. The engineering firm disputed our claims and promptly filed a motion to compel the matter to arbitration. After a lengthy procedural dispute in Arkansas state court, we initiated arbitration proceedings on November 15, 2013. Ultimately, on December 16, 2016, the arbitration panel ruled in our favor, declared us as the prevailing party, and awarded us a total net amount of $12.8 million. We received full payment of the $12.8 million final award on January 5, 2017.

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

Product Purchase Obligations

In the normal course of our Fluids Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2016, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Fluids Division’s supply agreements was approximately $127.1 million, extending through 2029.

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

During 2015, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows that are intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently resold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel continue to monitor the status of these companies. As of December 31, 2016, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

Contractual Obligations

The table below summarizes our consolidated contractual cash obligations as of December 31, 2016:

	Payments Due
	Total	2017	2018	2019	2020	2021	Thereafter
	(In Thousands)
Long-term debt - TETRA	$119,640	$—	$—	$3,229	$—	$—	$116,411
Long-term debt - CCLP	504,090	—	—	217,467	—	—	286,623
Interest on debt - TETRA	79,042	13,471	13,471	13,419	13,262	13,262	12,157
Interest on debt - CCLP	140,643	28,873	28,873	26,321	21,216	21,216	14,144
Purchase obligations	127,059	13,603	9,478	9,478	9,450	9,450	75,600
Decommissioning and other asset retirement obligations(1)	55,478	1,451	22,793	17,889	3,920	—	9,425
Operating and capital leases	89,815	16,455	10,258	7,933	7,208	6,814	41,147
Total contractual cash obligations(2)	$1,115,767	$73,853	$84,873	$295,736	$55,056	$50,742	$555,507

(1)
We have estimated the timing of these payments for decommissioning liabilities based upon our plans and the plans of outside operators, which are subject to many changing variables, including the estimated life of the producing oil and gas properties, which is affected by changing oil and gas commodity prices. The amounts shown represent the undiscounted obligation as of December 31, 2016.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $3.9 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements. See “Note E – Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion. These excluded amounts also include approximately $77.1 million of liabilities related to the CCLP Series A Convertible Preferred Units. The preferred units are expected to be serviced and satisfied with non-cash paid-in-kind distributions and conversions to CCLP common units. See "Note H-CCLP Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

New Accounting Pronouncements

For a discussion of new accounting pronouncements that may affect our consolidated financial statements, see "Note B - Summary of Significant Accounting Policies, New Accounting Pronouncements," contained in this Annual Report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

As of December 31, 2016, we had approximately $5.5 million of outstanding borrowings pursuant to our revolving credit facility, and CCLP had approximately $222.0 million of outstanding borrowings pursuant to its revolving credit facility. Each of these borrowings bears interest at an agreed-upon percentage rate spread above LIBOR, and is therefore subject to market risk exposure related to changes in applicable interest rates.

The following table sets forth as of December 31, 2016, our principal cash flows for our and CCLP's long-term debt obligations (which bear a variable rate of interest) and weighted average effective interest rates by their expected maturity dates. Neither we nor CCLP is a party to an interest rate swap contract or other derivative instrument designed to hedge our or their exposure to interest rate fluctuation risk.

	Expected Maturity Date							Fair Market Value
($ amounts in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
December 31, 2016
Long-term debt:
U.S. dollar variable rate - TETRA	$—	$—	$5,500	$—	$—	$—	$5,500	$5,500
U.S. dollar variable rate - CCLP	—	—	222,000	$—	—	—	222,000	222,000
Euro variable rate (in $US)	—	—	—	—	—	—	—	—
Weighted average interest rate (variable)	—	—	3.46%	—	—	—	—
U.S. dollar fixed rate - TETRA	$—	$—	$—	$—	$—	$125,000	$125,000	$133,900
U.S. dollar fixed rate - CCLP	$—	$—	$—	$—	$—	$295,390	$295,390	$278,200
Weighted average interest rate (fixed)	—	—%	—	—%	—	8.365%	—
Variable to fixed swaps	—	—	—	—	—	—	—	—
Fixed pay rate	—	—	—	—	—	—	—	—
Variable receive rate	—	—	—	—	—	—	—	—

Exchange Rate Risk

We are exposed to fluctuations between the U.S. dollar and the euro with regard to our euro-denominated operating activities. We also have currency exchange rate risk exposure related to revenues, expenses, operating receivables, and payables denominated in foreign currencies. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2016, we and CCLP had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase euro	$509	1.07	1/18/2017
Forward purchase pounds sterling	6,258	1.28	1/18/2017
Forward purchase Mexican peso	6,740	20.18	1/18/2017
Forward sale Norwegian krone	2,322	8.53	1/18/2017
Forward sale Mexican peso	2,483	20.18	1/18/2017

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty. The fair values of our foreign currency derivative instruments as of December 31, 2016, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2016
		(In Thousands)
Forward sale contracts	Current assets	81
Forward purchase contracts	Current liabilities	(371)
Total		$(290)

Based on the derivative contracts that were in place as of December 31, 2016, a five percent devaluation of the euro compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.02 million. A five percent devaluation of the British pound sterling compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $0.3 million. A five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $(0.3) million. A five percent devaluation of the Norwegian krone compared to the U.S. dollar would result in a decrease in the market value of our forward purchase contract of $(0.1) million. A five percent devaluation of the Mexican peso compared to the U.S. dollar would result in a decrease in the market value of our forward sale contracts of $(0.1) million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) ("COSO"). Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2016. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

Changes in Internal Control over Financial Reporting

 There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2016, and in connection with the preparation of our financial statements for the period ended December 31, 2016, our Compression, Production Testing, Offshore, and Fluids segments recorded impairments totaling approximately $18.2 million, primarily associated with a portion of the carrying values of certain equipment assets for these segments.

The impairment charges described above are not expected to result in future capital expenditures. For additional information, see "Note B - "Summary of Significant Accounting Policies, Goodwill and Impairment of Long-Lived Assets" contained in the Notes to Consolidated Financial Statements.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this Item is hereby incorporated by reference from the information appearing under the captions “Proposal No. 1: Election of Directors,” “Executive Officers,” “Corporate Governance,” “Board Meetings and Committees,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement (the "Proxy Statement") for the annual meeting of stockholders to be held on May 5, 2017, which involves the election of directors and is to be filed with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 as amended (the "Exchange Act") within 120 days of the end of our fiscal year on December 31, 2016.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List of documents filed as part of this Report

1.	Financial Statements of the Company
Page
	Reports of Independent Registered Public Accounting Firm	F-1
	Consolidated Balance Sheets at December 31, 2016 and 2015	F-3
	Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	F-5
	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014	F-6
	Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014	F-7
	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	F-8
	Notes to Consolidated Financial Statements	F-9
2.	Financial statement schedules
	Schedule I - Condensed Financial Information of Registrant (Parent Only)	F-54

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

3.	List of Exhibits

3.1
Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 22, 2016 (SEC File No. 333-215283)).

3.2	Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).
4.1	Senior Secured Note due April 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).
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

4.3
Note Purchase Agreement, dated November 5, 2015, by and between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.4	Form of 11.00% Senior Notes due November 5, 2022 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).
4.5
Second Amendment to Note Purchase Agreement dated as of November 5, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc. and certain other noteholders party thereto (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.6
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

4.7	Form of 11.00% Senior Note due November 5, 2022 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 20, 2015 (SEC File No. 001-13455)).
4.8
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

4.9
Note Purchase Agreement, dated March 18, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc., as Noteholder Representative, and Wells Fargo Energy Capital, Inc. as the sole Initial Purchaser listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 24, 2015 (SEC File No. 001-13455)).

4.10
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

4.11
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

4.12
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.24 to the Company's Registration Statement on Form S-3 filed on March 23, 2016 (SEC File No. 333-210335)).

4.13	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.25 to the Company's Registration Statement on Form S-3 filed on March 23, 2016 (SEC File No. 333-210335)).
4.14
Amended and Restated Note Purchase Agreement, dated July 1, 2016, between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

4.15
Warrant Agreement, dated December 14, 2016, between TETRA Technologies, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on December 14, 2016 (SEC File No. 001-13455)).

4.16
Form of Warrant Certificate, dated December 14, 2016, between TETRA Technologies, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on December 14, 2016 (SEC File No. 001-13455)).

4.17
First Amendment to Amended and Restated Note Purchase Agreement, dated December 22, 2016, between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on December 22, 2016 (SEC File No. 001-13455)).

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

10.26
Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K filed on March 4, 2013 (SEC File No. 001-13455)).

10.27***
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

10.29***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013 (SEC File No. 001-13455)).
10.30
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

10.31***
Employee Restricted Stock Award Agreement dated June 16, 2014 by and between TETRA Technologies, Inc. and Joseph Elkhoury (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2014 (SEC File No. 001-13455)).

10.32
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2014 (SEC File No. 001-13455)).

10.33
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.34
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.35
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

10.37
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

10.39
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

10.40
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

10.41***
TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.42***
TETRA Technologies, Inc. Second Amended and Restated 2011 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.43***
Amendment No. 2 to the TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 26, 2016 (SEC File No. 001-13455)).

10.44***	Third Amended and Restated 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 6, 2016 (SEC File No. 001-13455)).
10.45
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

10.46
Agreement and Fourth Amendment to Credit Agreement dated as of July 1, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.47
Security Agreement dated as of July 1, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as pledgors, JPMorgan Chase Bank, N.A., in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.48
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

10.49
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

10.50
Agreement and Fifth Amendment to Credit Agreement dated as of December 22, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

10.51***
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, Employee Restricted Stock Agreement, Non-Employee Director Restricted Stock Agreement, Non-Employee Consultant Nonqualified Stock Option Agreement and Non-Employee Consultant Restricted Stock Agreement under the TETRA Technologies, Inc. Third Amended and Restated 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibits 4.7, 4.8, 4.9, 4.10, 4.11 and 4.12, respectively to the Company’s Registration Statement on Form S-8 filed on December 22, 2016 (SEC File No. 333-215283)).

10.52***	Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.53***	Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.54***	Form of Employee Restricted StockAgreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.55***	Form of Non-Employee Director Restricted Stock Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.56***	Form of Non-Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.57***	Form of Non-Employee Restricted Stock Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this report

**	Furnished with this report.

***	Management contract or compensatory plan or arrangement.

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2016.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TETRA Technologies, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TETRA Technologies, Inc.

Date:	March 1, 2017	By:	/s/Stuart M. Brightman
Stuart M. Brightman, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/William D. Sullivan	Chairman of	March 1, 2017
William D. Sullivan	the Board of Directors

/s/Stuart M. Brightman	President, Chief Executive	March 1, 2017
Stuart M. Brightman	Officer and Director
(Principal Executive Officer)

/s/Elijio V. Serrano	Senior Vice President and	March 1, 2017
Elijio V. Serrano	Chief Financial Officer
(Principal Financial Officer)

/s/Ben C. Chambers	Vice President – Accounting	March 1, 2017
Ben C. Chambers	and Controller
(Principal Accounting Officer)

/s/Mark E. Baldwin	Director	March 1, 2017
Mark E. Baldwin

/s/Thomas R. Bates, Jr.	Director	March 1, 2017
Thomas R. Bates, Jr.

/s/Paul D. Coombs	Director	March 1, 2017
Paul D. Coombs

/s/John F. Glick	Director	March 1, 2017
John F. Glick

/s/Stephen A. Snider	Director	March 1, 2017
Stephen A. Snider

/s/Kenneth E. White, Jr.	Director	March 1, 2017
Kenneth E. White, Jr.

/s/Joseph C. Winkler III	Director	March 1, 2017
Joseph C. Winkler III

EXHIBIT INDEX

3.1
Restated Certificate of Incorporation of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 22, 2016 (SEC File No. 333-215283)).

3.2	Amended and Restated Bylaws of TETRA Technologies, Inc. (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on May 4, 2006 (SEC File No. 333-133790)).
4.1	Senior Secured Note due April 1, 2017 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).
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

4.3
Note Purchase Agreement, dated November 5, 2015, by and between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.4	Form of 11.00% Senior Notes due November 5, 2022 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).
4.5
Second Amendment to Note Purchase Agreement dated as of November 5, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc. and certain other noteholders party thereto (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed on November 6, 2015 (SEC File No. 001-13455)).

4.6
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

4.7	Form of 11.00% Senior Note due November 5, 2022 (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on November 20, 2015 (SEC File No. 001-13455)).
4.8
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

4.9
Note Purchase Agreement, dated March 18, 2015, by and among TETRA Technologies, Inc., Wells Fargo Energy Capital, Inc., as Noteholder Representative, and Wells Fargo Energy Capital, Inc. as the sole Initial Purchaser listed on Schedule A thereto (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on March 24, 2015 (SEC File No. 001-13455)).

4.10
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

4.11
Registration Rights Agreement, dated as of April 30, 2015, by and among CSI Compressco LP, TETRA Technologies, Inc., and Wells Fargo Energy Capital, Inc., in its capacity as noteholder representative (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on May 6, 2015 (SEC File No. 001-13455)).

4.12
Form of Senior Indenture (including form of senior debt security) (incorporated by reference to Exhibit 4.24 to the Company's Registration Statement on Form S-3 filed on March 23, 2016 (SEC File No. 333-210335)).

4.13	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.25 to the Company's Registration Statement on Form S-3 filed on March 23, 2016 (SEC File No. 333-210335)).
4.14
Amended and Restated Note Purchase Agreement, dated July 1, 2016, between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

4.15
Warrant Agreement, dated December 14, 2016, between TETRA Technologies, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on December 14, 2016 (SEC File No. 001-13455)).

4.16
Form of Warrant Certificate, dated December 14, 2016, between TETRA Technologies, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed on December 14, 2016 (SEC File No. 001-13455)).

4.17
First Amendment to Amended and Restated Note Purchase Agreement, dated December 22, 2016, between TETRA Technologies, Inc. and GSO Tetra Holdings LP (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on December 22, 2016 (SEC File No. 001-13455)).

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

10.26
Lease Agreement dated December 31, 2012 by and between Tetris Property LP and TETRA Technologies, Inc. (incorporated by reference to Exhibit 10.36 to the Company's Form 10-K filed on March 4, 2013 (SEC File No. 001-13455)).

10.27***
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

10.29***	Form of Change in Control Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on June 4, 2013 (SEC File No. 001-13455)).
10.30
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

10.31***
Employee Restricted Stock Award Agreement dated June 16, 2014 by and between TETRA Technologies, Inc. and Joseph Elkhoury (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 16, 2014 (SEC File No. 001-13455)).

10.32
First Amendment to Omnibus Agreement, dated June 20, 2014, by and among TETRA Technologies, Inc., Compressco Partners, L.P., and Compressco Partners GP Inc. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on June 26, 2014 (SEC File No. 001-13455)).

10.33
Stock Purchase Agreement, dated as of July 20, 2014, by and between Warren Equipment Company and Compressco Partners Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on July 21, 2014 (SEC File No. 001-13455)).

10.34
Indenture, dated as of August 4, 2014, by and among Compressco Partners, L.P., Compressco Finance Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed on August 5, 2014 (SEC File No. 001-13455)).

10.35
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

10.37
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

10.39
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

10.40
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

10.41***
TETRA Technologies, Inc. Amended and Restated 2007 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.42***
TETRA Technologies, Inc. Second Amended and Restated 2011 Long Term Incentive Compensation Plan, as amended through February 20, 2015 (incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q filed on August 10, 2015 (SEC File No. 001-13455)).

10.43***
Amendment No. 2 to the TETRA Technologies, Inc. Cash Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on February 26, 2016 (SEC File No. 001-13455)).

10.44***	Third Amended and Restated 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on May 6, 2016 (SEC File No. 001-13455)).
10.45
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

10.46
Agreement and Fourth Amendment to Credit Agreement dated as of July 1, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.47
Security Agreement dated as of July 1, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as pledgors, JPMorgan Chase Bank, N.A., in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on July 1, 2016 (SEC File No. 001-13455)).

10.48
Series A Preferred Unit Purchase Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the Purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

10.49
Registration Rights Agreement, dated as of August 8, 2016, by and among CSI Compressco LP and the other parties signatory thereto (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

10.50
Agreement and Fifth Amendment to Credit Agreement dated as of December 22, 2016, among TETRA Technologies, Inc., and certain of its subsidiaries as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on August 9, 2016 (SEC File No. 001-13455)).

10.51***
Forms of Employee Incentive Stock Option Agreement, Employee Nonqualified Stock Option Agreement, Employee Restricted Stock Agreement, Non-Employee Director Restricted Stock Agreement, Non-Employee Consultant Nonqualified Stock Option Agreement and Non-Employee Consultant Restricted Stock Agreement under the TETRA Technologies, Inc. Third Amended and Restated 2011 Long Term Incentive Compensation Plan (incorporated by reference to Exhibits 4.7, 4.8, 4.9, 4.10, 4.11 and 4.12, respectively to the Company’s Registration Statement on Form S-8 filed on December 22, 2016 (SEC File No. 333-215283)).

10.52***	Form of Employee Incentive Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.53***	Form of Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.54***	Form of Employee Restricted StockAgreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.55***	Form of Non-Employee Director Restricted Stock Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.56***	Form of Non-Employee Nonqualified Stock Option Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
10.57***	Form of Non-Employee Restricted Stock Agreement under the TETRA Technologies, Inc. Amended and Restated 2007 Equity Incentive Compensation Plan.
21+	Subsidiaries of the Company.
23.1+	Consent of Ernst & Young, LLP.
31.1+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification Pursuant to Rule 13(a)-14(a) or 15(d)-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
101.INS++	XBRL Instance Document.
101.SCH++	XBRL Taxonomy Extension Schema Document.
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB++	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document.

+	Filed with this report

**	Furnished with this report.

***	Management contract or compensatory plan or arrangement.

++
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements for the year ended December 31, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TETRA Technologies, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), TETRA Technologies, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
TETRA Technologies, Inc. and Subsidiaries

We have audited TETRA Technologies, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). TETRA Technologies, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, TETRA Technologies, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of TETRA Technologies, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ERNST & YOUNG LLP

Houston, Texas
March 1, 2017

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$29,840	$23,057
Restricted cash	6,691	6,721
Trade accounts receivable, net of allowances $6,291 in 2016 and $7,847 in 2015	114,284	184,172
Inventories	106,546	117,009
Assets held for sale	214	772
Prepaid expenses and other current assets	18,216	22,298
Total current assets	275,791	354,029
Property, plant, and equipment:
Land and building	78,929	79,462
Machinery and equipment	1,348,286	1,345,969
Automobiles and trucks	36,341	43,536
Chemical plants	182,951	181,014
Construction in progress	11,918	6,505
Total property, plant, and equipment	1,658,425	1,656,486
Less accumulated depreciation	(712,974)	(608,482)
Net property, plant, and equipment	945,451	1,048,004
Other assets:
Goodwill	6,636	112,945
Patents, trademarks and other intangible assets, net of accumulated amortization of $57,663 in 2016 and $44,695 in 2015	67,713	86,375
Deferred tax assets	28	25
Other assets	19,921	34,824
Total other assets	94,298	234,169
Total assets	$1,315,540	$1,636,202

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	December 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$45,889	$62,114
Unearned Income	13,879	27,542
Accrued liabilities	55,636	80,970
Current portion of long-term debt	30	50
Decommissioning and other asset retirement obligations	1,451	14,570
Total current liabilities	116,885	185,246
Long-term debt, net	623,730	853,228
Deferred income taxes	7,296	9,467
Decommissioning and other asset retirement obligations	54,027	42,879
CCLP Series A Preferred Units	77,062	—
Warrant liability	18,503	—
Other liabilities	17,571	31,202
Total long-term liabilities	798,189	936,776
Commitments and contingencies
Equity:
TETRA Stockholders' equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized at December 31, 2016 and 100,000,000 shares authorized at December 31, 2015; 117,851,063 shares issued at December 31, 2016, and 83,023,628 shares issued at December 31, 2015	1,179	830
Additional paid-in capital	419,232	256,184
Treasury stock, at cost; 2,865,991 shares held at December 31, 2016, and 2,766,958 shares held at December 31, 2015	(18,316)	(16,837)
Accumulated other comprehensive income (loss)	(51,285)	(43,135)
Retained earnings (deficit)	(117,287)	44,175
Total TETRA stockholders' equity	233,523	241,217
Noncontrolling interests	166,943	272,963
Total equity	400,466	514,180
Total liabilities and equity	$1,315,540	$1,636,202

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Product sales	$249,558	$457,761	$374,978
Services and rentals	445,206	672,384	702,589
Total revenues	694,764	1,130,145	1,077,567
Cost of revenues:
Cost of product sales	197,200	324,187	363,861
Cost of services and rentals	298,380	417,549	466,908
Depreciation, amortization, and accretion	129,595	155,015	116,912
Impairments of long-lived assets	18,172	44,158	34,842
Total cost of revenues	643,347	940,909	982,523
Gross profit	51,417	189,236	95,044
General and administrative expense	115,964	157,812	142,689
Goodwill impairment	106,205	177,006	64,295
Interest expense, net	58,626	54,475	34,965
(Gain) loss on sales of assets	(2,357)	(4,375)	(11)
Warrants fair value adjustment	2,106	—	—
CCLP Series A Preferred fair value adjustment	4,404	—	—
Other (income) expense, net	3,559	6,081	10,977
Loss before taxes	(237,090)	(201,763)	(157,871)
Provision (benefit) for income taxes	2,303	7,704	9,704
Net loss	(239,393)	(209,467)	(167,575)
Less: (income) loss attributable to noncontrolling interest	77,931	83,284	(2,103)
Net loss attributable to TETRA stockholders	$(161,462)	$(126,183)	$(169,678)
Basic net loss per common share:
Net loss attributable to TETRA stockholders	$(1.85)	$(1.59)	$(2.16)
Average shares outstanding	87,286	79,169	78,600
Diluted net loss per common share:
Net loss attributable to TETRA stockholders	$(1.85)	$(1.59)	$(2.16)
Average diluted shares outstanding	87,286	79,169	78,600

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2016	2015	2014

Net loss	(239,393)	$(209,467)	$(167,575)
Foreign currency translation loss, net of taxes of $0 in 2016, $0 in 2015, and $3,368 in 2014	(9,286)	(19,792)	(23,249)
Comprehensive loss	(248,679)	(229,259)	(190,824)
Less: comprehensive (income) loss attributable to noncontrolling interest	79,067	90,027	(1,166)
Comprehensive loss attributable to TETRA stockholders	$(169,612)	$(139,232)	$(191,990)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2013	$813	$234,360	(15,765)	$(3,903)	340,036	$41,957	597,498
Net loss for 2014					(169,678)	2,103	(167,575)
Translation adjustment, net of taxes of $3,368				(22,312)			(22,312)
Comprehensive income							(189,887)
Distributions to public unitholders						(12,569)	(12,569)
Exercise of common stock options	10	1,678	(78)				1,610
Treasury stock activity, net			(576)				(576)
Proceeds from issuance of CCLP common units, net of underwriters discount						363,149	363,149
Equity compensation expense		5,231				1,544	6,775
Other noncontrolling interests						(296)	(296)
Tax adjustment related to equity-based compensation, net		(103)					(103)
Balance at December 31, 2014	$823	$241,166	$(16,419)	$(26,215)	$170,358	$395,888	$765,601
Net loss for 2015					(126,183)	(83,284)	(209,467)
Translation adjustment, net of taxes of $0				(16,920)		(3,871)	(20,791)
Comprehensive loss							(230,258)
Distributions to public unitholders						(37,816)	(37,816)
Exercise of common stock options	7	295					302
Treasury stock activity, net			(418)				(418)
Equity compensation expense		14,723				2,164	16,887
Other noncontrolling interests						(118)	(118)
Balance at December 31, 2015	$830	$256,184	$(16,837)	$(43,135)	$44,175	$272,963	$514,180
Net loss for 2016					(161,462)	(77,931)	(239,393)
Translation adjustment, net of taxes of $0				(8,150)		(1,136)	(9,286)
Comprehensive loss							(248,679)
Distributions to public unitholders						(28,957)	(28,957)
Exercise of common stock options	11	10					21
Treasury stock activity, net			(1,479)				(1,479)
Proceeds from the issuance of stock, net of offering costs	338	152,319					152,657
Equity compensation expense		10,719				2,198	12,917
Other noncontrolling interests						(194)	(194)
Balance at December 31, 2016	$1,179	$419,232	$(18,316)	$(51,285)	$(117,287)	$166,943	$400,466

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$(239,393)	$(209,467)	$(167,575)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	129,595	155,015	116,912
Impairments of long-lived assets	18,172	44,158	34,842
Impairment of goodwill	106,205	177,006	64,295
Benefit for deferred income taxes	(1,808)	(379)	(350)
Equity-based compensation expense	13,747	16,887	6,775
Provision for doubtful accounts	2,436	5,387	856
Excess decommissioning/abandoning costs	2,629	2,661	72,724
Other non-cash charges and credits	1,724	4,271	(3,782)
Amortization of deferred financing costs	4,141	3,961	2,968
Equity financing transaction fees	4,066	—	—
CCLP Series A Preferred accrued paid in kind distributions	2,659	—	—
CCLP Series A Preferred fair value adjustment	4,404	—	—
Warrants fair value adjustment	2,106	—	—
Acquisition and transaction financing fees	—	—	9,869
Gain on sale of property, plant, and equipment	(5,461)	(4,375)	(11)
Changes in operating assets and liabilities, net of assets acquired:
Accounts receivable	64,331	38,025	(7,866)
Inventories	1,384	70,431	(21,528)
Prepaid expenses and other current assets	3,348	(1,806)	(197)
Trade accounts payable and accrued expenses	(55,771)	(98,407)	67,508
Decommissioning liabilities	(4,040)	(10,305)	(63,319)
Other	(494)	2,888	(3,476)
Net cash provided by operating activities	53,980	195,951	108,645
Investing activities:
Purchases of property, plant, and equipment	(21,066)	(120,597)	(131,609)
Acquisition of businesses, net of cash acquired	—	—	(854,031)
Proceeds from sale of property, plant, and equipment	3,354	7,135	17,527
Other investing activities	3,456	(1,525)	374
Net cash used in investing activities	(14,256)	(114,987)	(967,739)
Financing activities:
Proceeds from long-term debt	458,580	535,896	837,519
Principal payments on long-term debt	(689,783)	(598,070)	(289,900)
Proceeds from issuance of CCLP common units, net of underwriters' discount	—	—	363,149
CCLP distributions	(28,956)	(37,816)	(12,569)
Proceeds from issuance of common stock and warrants, net of underwriters' discount	168,275	—	—
Proceeds from CCLP Series A Preferred Units, net of offering costs	66,935	—	—
Proceeds from sale of common stock and exercise of stock options	68	303	1,032
Financing costs and other financing activities	(6,073)	(3,750)	(27,587)
Net cash provided by (used in) financing activities	(30,954)	(103,437)	871,644
Effect of exchange rate changes on cash	(1,987)	(2,854)	(2,920)
Increase (decrease) in cash and cash equivalents	6,783	(25,327)	9,630
Cash and cash equivalents at beginning of period	23,057	48,384	38,754
Cash and cash equivalents at end of period	$29,840	$23,057	$48,384
Supplemental cash flow information:
Interest paid	$54,506	$52,491	$33,092
Taxes paid	4,254	6,710	8,729

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016
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

Our Compression Division, through our CSI Compressco LP subsidiary ("CCLP"), is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the Division's facilities. The Compression Division's aftermarket business provides compressor package reconfiguration and maintenance services and compressor package parts and components manufactured by third-party suppliers. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. We consolidate the financial statements of CCLP as part of our Compression Division, as we determined that CCLP is a variable interest entity and we are the primary beneficiary. We control the financial interests of CCLP and have the ability to direct the activities of CCLP that most significantly impact its economic performance through our ownership of its general partner. The share of CCLP net assets and earnings that is not owned by us is presented as noncontrolling interest in our consolidated financial statements. Our cash flows from our investment in CCLP are limited to the quarterly distributions we receive on our CCLP common units and general partner interest (including incentive distribution rights) and the amounts collected for services we perform on behalf of CCLP, as TETRA's capital structure and CCLP's capital structure are separate, and do not include cross default provisions, cross collateralization provisions, or cross guarantees. As of December 31, 2016, our consolidated balance sheet includes $143.2 million of restricted net assets, consisting of the consolidated net assets of CCLP. As our proportionate share of CCLP's net assets exceeds 25.0% of our consolidated net assets, we have provided condensed parent company financial information in a supplemental schedule accompanying these consolidated financial statements. Our interests in oil and gas properties are proportionately consolidated. All intercompany accounts and transactions have been eliminated in consolidation.

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

Basis of Presentation

During the fourth quarter of 2016, we adopted the provisions of Accounting Standards Update ("ASU") 2014-15, "Presentation of Financial Statements - Going Concern" ("ASU 2014-15") which requires management to evaluate an entity's ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosures in the notes to the financial statements are required if we conclude that substantial doubt exists or that our plans alleviate substantial doubt that was raised. Pursuant to the provisions of ASU 2014-15, we have determined that, based on our financial forecasts, there are no conditions or events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern through one year from the date of issuance of the financial statements. These forecasts are based on certain operating and other business assumptions that we believe to be reasonable as of March 1, 2017.

Pursuant to the provisions of ASU 2014-15, CCLP has determined, based on its financial forecasts, that there are no conditions or events, considered in the aggregate, that raise substantial doubt about CCLP's ability to continue as a going concern through one year from the date of issuance of the financial statements. These forecasts are based on certain operating and other business assumptions that CCLP believes to be reasonable as of March 1, 2017.

Reclassifications and Adjustments

Certain previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassifications was not significant to the prior year's overall presentation. These reclassifications include the final allocation of the purchase price of CSI. See Note C - Acquisition for further discussion. In addition, these reclassifications include the presentation of deferred financing costs in accordance with the adoption of ASU No. 2015-03 and ASU No. 2015-15 as further discussed below and the reclassification of the amortization of deferred financing costs from other expense, net to interest expense, net. Additionally, see Note G - Long-Term Debt and Other Borrowings for further discussion and presentation.

During the fourth quarter of 2015, we recorded a correcting adjustment to equity-based compensation expense of approximately $6.7 million. The impact of this adjustment was not significant to 2015, or to any prior financial reporting period.

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of December 31, 2016, consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash is expected to be released to the sellers in 2017.

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

As a result of the outstanding balances under our variable rate revolving credit facilities, we face market risk exposure related to changes in applicable interest rates. Although we have no interest rate swap contracts outstanding to hedge this potential risk exposure, we have entered into a fixed interest rate note, which is scheduled to mature in 2022 and which mitigates this risk on our total outstanding borrowings.

Allowances for Doubtful Accounts

Allowances for doubtful accounts are determined generally and on a specific identification basis when we believe that the collection of specific amounts owed to us is not probable. The changes in allowances for doubtful accounts for the three year period ended December 31, 2016, are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
At beginning of period	$7,847	$2,485	$1,349
Activity in the period:
Provision for doubtful accounts	2,436	5,387	856
Account (chargeoffs) recoveries	(3,992)	(25)	280
At end of period	$6,291	$7,847	$2,485

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined using the weighted average method. Components of inventories are as follows:

	December 31,
	2016	2015
	(In Thousands)
Finished goods	$62,064	$54,587
Raw materials	2,429	1,731
Parts and supplies	35,548	37,379
Work in progress	6,505	23,312
Total inventories	$106,546	$117,009

Finished goods inventories include newly manufactured clear brine fluids as well as recycled brines that are repurchased from certain customers. Recycled brines are recorded at cost, using the weighted average method. Work in progress inventories consist primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas. The cost of work in progress is determined using the specific identification method. During the year ended December 31, 2016, $17.6 million of CCLP work in progress inventory was transferred to Property, Plant and Equipment. We write down the value of inventory by an amount equal to the difference between the cost of the inventory and its estimated realizable value.

Assets Held for Sale

Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. Assets Held for Sale as of December 31, 2016 and December 31, 2015, consists of certain equipment assets that were expected to be sold during 2016 or early 2017.

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

Leasehold improvements are depreciated over the shorter of the remaining term of the associated lease or its useful life. Depreciation expense, excluding long-lived asset impairments for the years ended December 31, 2016, 2015, and 2014 was $120.3 million, $138.2 million, and $109.2 million, respectively.

Construction in progress as of December 31, 2016 consists primarily of capitalized system software development costs incurred during 2016. Interest capitalized for the years ended December 31, 2016, 2015, and 2014 was $0.5 million, $0.4 million, and $0.8 million, respectively.

Intangible Assets other than Goodwill

Patents, trademarks, and other intangible assets are recorded on the basis of cost and are amortized on a straight-line basis over their estimated useful lives, ranging from 2 to 20 years. Amortization expense of patents, trademarks, and other intangible assets was $7.0 million, $14.8 million, and $9.3 million for the years ended December 31, 2016, 2015, and 2014, respectively, and is included in depreciation, amortization and accretion. The estimated future annual amortization expense of patents, trademarks, and other intangible assets is $5.6 million for 2017, $5.5 million for 2018, $5.5 million for 2019, $5.5 million for 2020, and $5.2 million for 2021.

Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. In such an event, we will determine the fair value of the asset using an undiscounted cash flow analysis of the asset at the lowest level for which identifiable cash flows exist. If an impairment has occurred, we will recognize a loss for the difference between the carrying value and the estimated fair value of the intangible asset. During 2016, 2015, and 2014, certain intangible assets were impaired. See "Impairments of Long-Lived Assets" section below.

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

As part of our internal annual business outlook for each of our reporting units that we performed during the fourth quarter of 2014 and 2015, we considered changes in the global economic environment that affected our stock price and market capitalization. As a result of these factors, we determined that it was “more likely than not” that the fair values of certain of our reporting units were less than their respective carrying values as of December 31, 2014 and 2015. As a result of the annual goodwill impairment test process described above, we recorded impairments of goodwill of $64.3 million during 2014 and $177.0 million during 2015. In addition, due to the decrease in the price of our common stock and the price per common unit of CCLP during the first three months of 2016, our and CCLP's market capitalizations as of March 31, 2016, were below their respective recorded net book values, including remaining goodwill. In addition, the continuing low oil and natural gas commodity price environment resulted in a further negative impact on demand for the products and services for each of our reporting units. As a result of these factors, we determined that it was “more likely than not” that the fair values of certain of our reporting units were less than their respective carrying values as of March 31, 2016. As a result of the goodwill impairment process, we recorded an impairment of goodwill of $106.2 million during the three months ended March 31, 2016. See below for further discussion of the goodwill impairments recorded for each of these periods. Following these goodwill impairments, as of December 31, 2016, our consolidated goodwill consists of the $6.6 million of goodwill attributed to our Fluids reporting unit.

As part of our internal annual business outlook for each of our reporting units that we performed during the fourth quarter of 2016, we considered the global economic environment that has continued to affect demand for our products and services and has affected our stock price and market capitalization. As a result of these factors, we determined that it was “more likely than not” that the fair value of our Fluids reporting unit was less than its carrying value as of December 31, 2016. As part of the first step of goodwill impairment testing as of December 31, 2016, we updated our annual assessment of the future cash flows for each of our reporting units, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. We have calculated a present value of the respective cash flows for each of the reporting units to arrive at an estimate of fair value under the income approach, and then used the market approach to corroborate these values. Based on these assumptions, as of December 31, 2016, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill.

Goodwill Impairment as of March 31, 2016. During the first three months of 2016, continued low oil and natural gas commodity prices resulted in decreased demand for many of the products and services of each of our reporting units. However, based on assumptions as of March 31, 2016, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill. Our Offshore Services and Maritech Divisions had no remaining goodwill as of March 31, 2016. With regard to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and is expected to continue to be decreased for the foreseeable future. In addition, the price per common unit of CCLP as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, the fair value, including the market capitalization for CCLP, for the Compression reporting unit was less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. For our Production Testing Division, demand for production testing services decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to the goodwill of both the Compression and Production Testing reporting units. Based on this analysis, we concluded that full impairments of the $92.4 million of recorded goodwill for Compression and $13.9 million of recorded goodwill for Production Testing were required. Accordingly, during the three month period ended March 31, 2016, $106.2 million was charged to Goodwill Impairment expense in the accompanying consolidated statement of operations.

Goodwill Impairment as of December 31, 2015. Throughout 2015 and particularly during the last half of the year, lower oil and natural gas commodity prices resulted in a decreased demand for many of the products and services of each of our reporting units. However, based on assumptions as of December 31, 2015, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes approximately $6.6 million of goodwill. Our Offshore Services and Maritech Divisions had no remaining goodwill as of December 31, 2015. Specifically to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and was expected to continue to be decreased for the foreseeable future. Accordingly, the fair value, including the market capitalization for CCLP, for the Compression reporting unit was less than its respective carrying value as of December 31, 2015. For our Production Testing Division, demand for production testing services decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its respective carrying value as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $92.4 million residual purchase price to be allocated to the goodwill of the Compression reporting unit and approximately $13.9 million residual purchase price to be allocated to the goodwill of the Production Testing reporting unit. Based on this analysis, we concluded that an impairment of $139.4 million of the $233.5 million of recorded goodwill for Compression and an impairment of $37.6 million of the $51.5 million of recorded goodwill for Production Testing was required.

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

As of December 31, 2016, the carrying amount of goodwill for the Fluids, Production Testing, Compression, and Offshore Services reporting units are net of $23.8 million, $111.8 million, $231.8 million and $27.2 million, respectively, of accumulated impairment losses. The changes in the carrying amount of goodwill by reporting unit for the three year period ended December 31, 2016, are as follows:

	Fluids	Production Testing	Compression	Offshore Services	Maritech	Total
	(In Thousands)
Balance as of December 31, 2013	$—	$112,062	$72,161	$3,936	$—	$188,159
Goodwill adjustments	—	(64,189)	—	(3,936)	—	(68,125)
Balance as of December 31, 2014	6,636	53,682	233,548	—	—	293,866
Goodwill adjustments	—	(39,775)	(141,146)	—	—	(180,921)
Balance as of December 31, 2015	6,636	13,907	92,402	—	—	112,945
Goodwill adjustments	—	(13,907)	(92,402)	—	$—	(106,309)
Balance as of December 31, 2016	$6,636	$—	$—	$—	$—	$6,636

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

During the first quarter of 2016, our Compression and Production Testing segments recorded impairments of approximately $7.9 million and $2.8 million, respectively, due to expected decreased demand due to current market conditions. During the fourth quarter of 2016, our Compression, Offshore, Fluids, and Production Testing recorded certain consolidated long-lived asset impairments of approximately $2.4 million, $1.1 million, $0.5 million, and $3.6 million, respectively, due to expected decreased demand due to current market conditions.

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

In estimating the decommissioning liabilities, we perform detailed estimating procedures, analysis, and engineering studies. Whenever practical and cost effective, Maritech will utilize the services of its affiliated companies to perform well abandonment and decommissioning work. When these services are performed by an affiliated company, all recorded intercompany revenues are eliminated in the consolidated financial statements. The recorded decommissioning liability associated with a specific property is fully extinguished when the property is completely abandoned. The recorded liability is first reduced by all cash expenses incurred to abandon and decommission the property. If the recorded liability exceeds (or is less than) our actual out-of-pocket costs, the difference is credited (or charged) to earnings in the period in which the work is performed. We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed materially. The amount of work performed or estimated to be performed on a Maritech property asset retirement obligation may often exceed amounts previously estimated for numerous reasons. Property conditions encountered, including subsea, geological, or downhole conditions, may be different from those anticipated at the time of estimation due to the age of the property and the quality of information available about the particular property conditions. Additionally, the cost of performing work at locations damaged by hurricanes is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures. Lastly, previously plugged and abandoned wells have later exhibited a buildup of pressure, which is evidenced by gas bubbles coming from the plugged well head. Remediation work at previously abandoned well sites is particularly costly due to the lack of a platform from which to base these activities. The timing and amounts of these cash flows are subject to changes in the energy industry environment and may result in additional liabilities to be recorded, which, in turn, would result in direct charges to earnings. Decommissioning work performed for the years 2016, 2015, and 2014 was $4.0 million, $10.3 million, and $63.3 million, respectively. For a further discussion of adjustments and other activity related to Maritech’s decommissioning liabilities, see Note I – Decommissioning and Other Asset Retirement Obligations.

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

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Rental revenue	$55,909	$143,601	$92,010
Rental expenses	$25,621	$66,528	$34,501
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

Equity-Based Compensation

We and CCLP have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, consultants, and directors. Total equity-based compensation expense, net of taxes, for the three years ended December 31, 2016, 2015, and 2014, was $9.5 million, $13.9 million, and $4.7 million, respectively. Equity-based compensation expense during 2015 includes an immaterial correction of approximately $6.7 million. For further discussion of equity-based compensation, see Note L - Equity-Based Compensation.

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

Income (Loss) per Common Share

The calculation of basic earnings per share excludes any dilutive effects of options or warrants. The calculation of diluted earnings per share includes the dilutive effect of stock options and warrants, if dilutive, which is computed using the treasury stock method during the periods such options and warrants were outstanding. A reconciliation of the common shares used in the computations of income (loss) per common and common equivalent shares is presented in Note P – Income (Loss) Per Share.

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, respectively, as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico. Effective January 1, 2014, we changed the functional currency in Argentina from the U.S. dollar to the Argentina peso. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effect of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates is included as a separate component of equity. Foreign currency exchange gains and (losses) are included in Other Income (Expense) and totaled $0.9 million, $(1.7) million, and $(1.2) million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement). Fair value measurements are also used in determining the carrying value of certain financial instruments such as the Warrants and the CCLP Preferred Units. In addition, we utilize fair value measurements in the initial recording of our decommissioning and other asset retirement obligations. Fair value measurements may also be utilized on a nonrecurring basis, such as for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain other financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term Senior Notes (as such terms are herein defined) at December 31, 2016 and 2015, were approximately $133.9 million and $229.8 million, respectively, compared to carrying amounts of $125.0 million and $385.0 million, respectively, as current interest rates on those dates were different than the stated interest rates on the Senior Notes. The fair values of the publicly tradable CCLP Senior Notes (as herein defined) at December 31, 2016 and 2015, were approximately $278.2 million and $259.9 million, respectively, compared to carrying amounts of $295.9 million and $350.0 million, respectively, (See Note G - Long-Term Debt and Other Borrowings, for further discussion), as current rates on those dates were different from the stated interest rates on the CCLP Senior Notes. We calculated the fair values of our

Senior Notes as of December 31, 2016 and 2015, internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

The CCLP Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of CCLP's common units compared to a volatility analysis of equity prices of CCLP's comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of the CCLP Preferred Units liability is increased by, among other factors, projected increases in CCLP's common unit price, and by increases in the volatility and decreases in the debt yields of CCLP's comparable peer companies. Increases (or decreases) in the fair value of CCLP Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).

The Warrants are valued using the Black Scholes option valuation model that includes estimates of the volatility of the Warrants implied by their trading prices (a level 3 fair value measurement). The fair valuation of the Warrants liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).

We calculate the fair value of the liability for our contingent purchase price consideration obligation in accordance with the WIT Water Transfer, LLC (acquired in January 2014 and doing business as TD Water Transfer) share purchase agreement based upon a probability weighted calculation using the actual and anticipated earnings of the acquired operations (a level 3 fair value measurement). The fair value of the liability for the TD Water Transfer contingent purchase price consideration at December 31, 2015 was $0.

We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency forward sale derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement).

A summary of these fair value measurements as of December 31, 2016 and 2015, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$77,062	$—	$—	$77,062
Warrants liability	18,503	—	—	18,503
Asset for foreign currency derivative contracts	81	—	81	—
Liability for foreign currency derivative contracts	(371)	—	(371)	—
Total	$95,275

A summary of these fair value measurements as of December 31, 2015, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	Dec 31, 2015	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Asset for foreign currency derivative contracts	$23	$—	$23	$—
Liability for foreign currency derivative contracts	(385)	—	(385)	—
Acquisition contingent consideration liability	—	—	—	—
Total	$(362)

During the fourth quarter of 2016, our Compression, Offshore Services, Fluids, and Production Testing segments recorded certain long-lived asset impairments for assets that were destroyed or no longer considered realizable in the current market. During the first quarter of 2016, our Compression and Production Testing segments recorded additional long-lived asset impairments primarily consisting of goodwill impairments for these segments. Total impairments recorded during 2016 were approximately $124.4 million. During the fourth quarter of 2015, in connection with the review of goodwill impairment for our Compression and Production Testing Divisions, these segments recorded total impairment charges of approximately $221.1 million, reflecting the decreased fair value for certain assets. For further discussion, see "Goodwill" and "Impairment of Long-Lived Assets" section above. The fair values used in these impairment calculations were estimated based on a variety of measurements, including current replacement cost, current market prices (including scrap values) being received for similar assets, and discounted estimated future cash flows, all of which are based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. A summary of these nonrecurring fair value measurements during the year ended December 31, 2016, using the fair value hierarchy, is as follows:

			Fair Value Measurements Using
			Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
Description	Fair Value
	(In Thousands)
Compression equipment	$—		$—	$—	$—	$2,357
Compression intangible assets	20,600	(1)	—	—	20,600	7,866
Compression goodwill	—		—	—	—	92,334
Production Testing equipment	—		—	—	—	3,592
Production Testing intangible assets	2,900	(1)	—	—	2,900	2,804
Production Testing goodwill	—		—	—	—	13,871
Offshore Services equipment	—		—	—	—	1,078
Fluids equipment and facilities	—		—	—	—	218
Fluids intangible assets	—		—	—	—	257
Total	$23,500					$124,377
(1) Fair value as of March 31, 2016 date of impairment.

A summary of these nonrecurring fair value measurements as of December 31, 2015, using the fair value hierarchy, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year-to-Date Impairment Losses
Description	Dec 31, 2015
	(In Thousands)
Offshore Services assets	$772	$—	$—	$772	$6,300
Offshore Services goodwill	—	—	—	—	5,659
Production Testing equipment	92,402	—	—	92,402	139,444
Production Testing intangible assets	14,476	—	—	14,476	12,310
Production Testing goodwill	—	—	—	—	—
Fluids equipment and facilities	13,907	—	—	13,907	37,562
Other	—	—	—	—	—
Total	$127,880				$221,164

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. During 2016, in preparation for the adoption of ASU No. 2014-09, we began a review of the various types of customer contract arrangements for each of our businesses. These reviews include 1) accumulating all customer contractual arrangements; 2) identifying individual performance obligations pursuant to each arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. While a portion of these contract reviews are nearly complete, others are in various stages of completion. While the timing and amount of revenue recognized for a large portion of our customer contractual arrangements under ASU 2014-09 will not change, in other cases the adoption of ASU No. 2014-09 may have an impact, which we are currently evaluating and reviewing. We anticipate adopting ASU 2014-09 on January 1, 2018 using the modified retrospective adoption method.

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

In April 2015, the FASB issued ASU No. 2015-05, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This guidance became effective for us beginning in the first quarter of 2016, and did not have a material impact on our consolidated financial statements.

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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of a simplification initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. Under the new ASU, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital. Instead, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement, and additional paid-in capital pools will be eliminated. The ASU requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. It will also allow an employer to repurchase more of an employee's shares than it can today for tax withholding purposes without triggering liability accounting and allows companies to make a policy election to account for forfeitures as they occur. The ASU will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows. We plan to account for forfeitures as incurred upon adoption of this ASU. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment" which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The ASU is effective for annual periods beginning after

December 15, 2020, and interim periods within those annual periods, with early adoption permitted, under a prospective adoption. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

For the year ended December 31, 2014, our revenues, depreciation and amortization, and pretax earnings included $152.5 million, $25.2 million, and $15.8 million, respectively, associated with the CSI Acquisition after the closing on August 4, 2014. In addition, CSI Acquisition-related costs of approximately $5.5 million were incurred during the year ended December 31, 2014, consisting of external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in general and administrative expenses in the consolidated statements of operations. Approximately $16.6 million of deferred financing costs related to the CSI Acquisition were incurred as of the acquisition date and are being amortized over the term of the related debt. An additional $9.3 million of interim financing costs related to the CSI Acquisition was incurred and is reflected in Other Expense during the year ended December 31, 2014.

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

Acquisition of TD Water Transfer

On January 29, 2014, we acquired the assets and operations of WIT Water Transfer, LLC (doing business as TD Water Transfer) for a cash purchase price of $15.0 million paid at closing. In addition, the purchase included contingent consideration of up to $8.0 million, depending on a defined measure of earnings over each of the two years subsequent to closing. TD Water Transfer is a provider of water management services to oil and gas operators in the South Texas and North Dakota regions, allowing the Fluids Division to serve customers in additional basins in the U.S.

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

Future minimum lease payments by year and in the aggregate, under non-cancelable capital and operating leases with terms of one year or more, and including the headquarters facility lease discussed above, consist of the following at December 31, 2016:

	Capital Lease	Operating Leases
	(In Thousands)
2017	$108	$16,455
2018	108	10,258
2019	108	7,933
2020	33	7,208
2021	30	6,814
After 2020	—	41,147
Total minimum lease payments	$387	$89,815

Rental expense for all operating leases was $30.0 million, $37.1 million, and $57.4 million in 2016, 2015, and 2014, respectively.
NOTE E — INCOME TAXES

The income tax provision (benefit) attributable to continuing operations for the years ended December 31, 2016, 2015, and 2014, consists of the following:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Current
Federal	$—	$(1,310)	$(69)
State	783	2,022	(195)
Foreign	3,328	7,371	10,318
	4,111	8,083	10,054
Deferred
Federal	—	191	(1,509)
State	(610)	(1,613)	3,784
Foreign	(1,198)	1,043	(2,625)
	(1,808)	(379)	(350)
Total tax provision (benefit)	$2,303	$7,704	$9,704

A reconciliation of the provision (benefit) for income taxes attributable to continuing operations, computed by applying the federal statutory rate to income (loss) before income taxes and the reported income taxes, is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Income tax provision (benefit) computed at statutory federal income tax rates	$(82,982)	$(70,617)	$(55,254)
State income taxes (net of federal benefit)	(2,960)	(608)	(1,730)
Nondeductible meals and entertainment	419	909	1,433
Impact of international operations	7,567	(1,880)	(7,408)
Goodwill impairments	12,990	20,412	7,442
Valuation allowance	58,846	55,392	67,781
Other	8,423	4,096	(2,560)
Total tax provision (benefit)	$2,303	$7,704	$9,704

Income (loss) before taxes and discontinued operations includes the following components:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Domestic	$(235,394)	$(195,815)	$(138,640)
International	(1,696)	(5,948)	(19,231)
Total	$(237,090)	$(201,763)	$(157,871)

A reconciliation of the beginning and ending amount of our gross unrecognized tax benefit liability is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Gross unrecognized tax benefits at beginning of period	$1,955	$1,959	$2,018
Decreases in tax positions for prior years	—	—	—
Increases in tax positions for current year	16	120	191
Lapse in statute of limitations	(378)	(124)	(250)
Gross unrecognized tax benefits at end of period	$1,593	$1,955	$1,959

We recognize interest and penalties related to uncertain tax positions in income tax expense. During the years ended December 31, 2016, 2015, and 2014, we recognized $(0.1) million, $0.3 million, and $0.2 million, respectively, of interest and penalties to the provision for income tax. As of December 31, 2016 and 2015, we had $2.3 million and $2.4 million, respectively, of accrued potential interest and penalties associated with these uncertain tax positions. The total amount of unrecognized tax benefits that would affect our effective tax rate if recognized is $3.2 million and $3.5 million as of December 31, 2016 and 2015, respectively. We do not expect a significant change to the unrecognized tax benefits during the next twelve months.

We file tax returns in the U.S. and in various state, local, and non-U.S. jurisdictions. The following table summarizes the earliest tax years that remain subject to examination by taxing authorities in any major jurisdiction in which we operate:

Jurisdiction	Earliest Open Tax Period
United States – Federal	2012
United States – State and Local	2002
Non-U.S. jurisdictions	2010

We use the liability method for reporting income taxes, under which current and deferred tax assets and liabilities are recorded in accordance with enacted tax laws and rates. Under this method, at the end of each period, the amounts of deferred tax assets and liabilities are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. We considered all available evidence, both positive and negative, in determining whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of our deferred tax assets. In determining the need for a valuation allowance on our deferred tax assets we placed greater weight on recent and objectively verifiable current information, as compared to more forward-looking information that is used in valuating other assets on the balance sheet. While we have considered tax planning strategies in assessing the need for the valuation allowance, there can be no guarantee that we will be able to realize all of our deferred tax assets. Significant components of our deferred tax assets and liabilities as of December 31, 2016 and 2015, are as follows:

	December 31,
	2016	2015
	(In Thousands)
Net operating losses	$125,358	$91,973
Foreign tax credits and alternative minimum tax credits	28,929	19,772
Accruals	30,795	30,033
Income recognized for tax not book	1,793	2,608
All other	8,362	8,686
Total deferred tax assets	195,237	153,072
Valuation allowance	(185,275)	(126,673)
Net deferred tax assets	$9,962	$26,399

	December 31,
	2016	2015
	(In Thousands)
Depreciation and amortization for tax in excess of book expense	$17,012	$34,146
All other	218	1,695
Total deferred tax liability	17,230	35,841
Net deferred tax liability	$7,268	$9,442

We believe that it is more likely than not we will not realize all the tax benefits of the deferred tax assets within the allowable carryforward period. Therefore, an appropriate valuation allowance has been provided. The valuation allowance as of December 31, 2016 and 2015 primarily relates to federal deferred tax assets. The increase (decrease) in the valuation allowance during the years ended December 31, 2016, 2015, and 2014, were $58.6 million, $53.0 million, and $69.9 million, respectively.

At December 31, 2016, we had approximately $125.4 million of federal, foreign, and state net operating loss carryforwards. In those countries and states in which net operating losses are subject to an expiration period, our loss carryforwards, if not utilized, will expire at various dates from 2016 through 2036. At December 31, 2016, we had $28.9 million of foreign tax credits available to offset future payment of federal income taxes. The foreign tax credits expire in varying amounts from 2020 through 2026. Utilization of the net operating loss and credit carryforwards may be subject to a significant annual limitation due to ownership changes that have occurred previously or could occur in the future provided by Section 382 of the Internal Revenue Code.

In November 2015, the FASB issued ASU 2015-17. The update changes how deferred taxes are classified on the balance sheet, eliminating the existing requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations are required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. As permitted by ASU 2015-17, we elected to early adopt this guidance effective December 31, 2015, using the retrospective adoption. The impact of the retrospective adoption of this standard was not material to our consolidated financial statements.

NOTE F — ACCRUED LIABILITIES

Accrued liabilities are detailed as follows:

	December 31,
	2016	2015
	(In Thousands)
Compensation and employee benefits	$12,681	$27,276
Accrued interest	9,335	12,723
Accrued capital expenditures	6,782	6,988
Accrued taxes	11,857	13,695
Other accrued liabilities	14,981	20,288
Total accrued liabilities	$55,636	$80,970

NOTE G – LONG-TERM DEBT AND OTHER BORROWINGS

We believe TETRA's capital structure and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Long-term debt consists of the following:

		December 31, 2016	December 31, 2015
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility (presented net of the unamortized deferred financing costs of $2.3 million as of December 31, 2016 and $1.3 million as of December 31, 2015)	September 30, 2019	$3,229	$21,572
5.09% Senior Notes, Series 2010-A (presented net of unamortized deferred financing costs of $0.1 million as of December 31, 2015)	December 15, 2017	—	46,809
5.67% Senior Notes, Series 2010-B (presented net of unamortized deferred financing costs of $0.1 million as of December 31, 2015)	December 15, 2020	—	17,964
4.00% Senior Notes, Series 2013 (presented net of unamortized deferred financing costs of $0.2 million as of December 31, 2015)	April 29, 2020	—	34,753
11.00% Senior Note, Series 2015 (presented net of the unamortized discount of $4.4 million as of December 31, 2016 and $4.9 million as of December 31, 2015 and net of unamortized deferred financing costs of $4.2 million as of December 31, 2016 and $3.2 million as of December 31, 2015)	November 5, 2022	116,411	116,837
Senior Secured Notes (presented net of unamortized deferred financing costs of $1.4 million as of December 31, 2015)	April 1, 2019	—	48,635
Other		—	50
TETRA total debt		119,640	286,620
Less current portion		—	(50)
TETRA total long-term debt		$119,640	$286,570

CCLP			—
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $4.5 million as of December 31, 2016 and $5.4 million as of December 31, 2015)	August 4, 2019	217,467	229,555
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $3.3 million as of December 31, 2016 and $4.5 million as of December 31, 2015 and net of unamortized deferred financing costs of $6.0 million as of December 31, 2016 and $8.4 million as of December 31, 2015)	August 15, 2022	286,623	337,103
CCLP total debt		504,090	566,658
Less current portion		—	—
CCLP total long-term debt		504,090	566,658
Consolidated total long-term debt		$623,730	$853,228

Scheduled maturities for the next five years and thereafter are as follows:

	December 31, 2016
	(In Thousands)
	TETRA	CCLP	Consolidated
2017	$—	$—	$—
2018	—	—	—
2019	3,229	217,467	220,696
2020	—	—	—
2021	—	—	—
Thereafter	116,411	286,623	403,034
Total maturities	$119,640	$504,090	$623,730

As a result of the retrospective adoption of ASU 2015-03 during the three months ended March 31, 2016, deferred financing costs of $20.2 million at December 31, 2015 were reclassified out of long-term other assets and are netted against the carrying values of the bank credit facilities and senior notes of TETRA and CCLP. As of December 31, 2016, long-term debt is presented net of deferred financing costs of $17.0 million. In addition, amortization of deferred financing costs of $4.0 million for the year ended December 31, 2015 were reclassified from Other Expense, net, to Interest Expense, net, in the accompanying consolidated statements of operations. As of the year ended December 31, 2016, $4.1 million of financing costs were expensed in interest expense.

As of December 31, 2016, TETRA (excluding CCLP) had an outstanding balance on its Credit Agreement of $5.6 million, and had $5.3 million in letters of credit against the revolving credit facility, leaving a net availability of $189.2 million. As of December 31, 2016, CCLP had a balance outstanding under the CCLP Credit Agreement of $222.0 million, had $8.0 million letters of credit outstanding, leaving a net availability under the CCLP Credit Agreement of $85.0 million. Availability under each of the TETRA Credit Agreement and the CCLP Credit Agreement is subject to compliance with the covenants and other provisions in the respective credit agreements that may limit borrowings thereunder. In addition, as of the November 2016 amendment to the CCLP Credit Agreement, availability under the CCLP Credit Agreement is also subject to a borrowing base limitation. See below for further discussion of the CCLP Credit Agreement.

As described below, we and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of December 31, 2016.

The following discussion is not a complete description of our or CCLP's long-term debt agreements or amendments and is qualified in its entirety by reference to the full text of the complete amendment and amendment, which are filed as an exhibit to our and CCLP's filings with the Securities and Exchange Commission ("SEC").

Our Long-Term Debt

Our Bank Credit Agreement. Under the Credit Agreement, as amended, which matures on September 30, 2019, borrowings generally bear interest at the British Bankers Association LIBOR rate plus 2.50% to 4.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.35% to 1.00% on unused portions of the facility. All obligations under the Credit Agreement and the guarantees of such obligations are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders of the Credit Agreement as well as the holder of our 11% Senior Note. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures.

Our Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of operating cash flows ("EBITDA") over a twelve month period. Access to our revolving credit line is dependent upon our compliance with the financial ratio covenants set forth in the Credit Agreement. Consolidated net earnings under the credit facility is defined as the aggregate of our net income (or loss) and our consolidated restricted subsidiaries (which does not include CCLP), including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (including CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. The Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default.

On July 1, 2016, we entered into an amendment (the "Fourth Amendment") of our Credit Agreement that replaced and modified certain covenants in the Credit Agreement. Pursuant to the Fourth Amendment, the interest charge coverage ratio covenant was deleted and replaced with a fixed charge coverage ratio covenant. The fixed charge coverage ratio may not be less than 1.25 to 1 as of the end of any fiscal quarter. The Fourth Amendment also amended the consolidated leverage ratio covenant, which was further amended in December 2016. (See discussion below.) In addition, subsequent to the Fourth Amendment, borrowings will bear interest at the British Bankers Association LIBOR rate plus 2.25% to 4.00%, or an alternate base rate plus 0.00% to 1.00%, in each case dependent on our consolidated leverage ratio, and the commitment fee on unused portions of the facility will range from 0.35% to 0.75%, also dependent on our consolidated leverage ratio. The Fourth Amendment also resulted in additional modifications, including a requirement that all obligations under the Credit Agreement and the guarantees of such obligations be secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders of the Credit Agreement as well as the holder of our 11% Senior Note. Pursuant to the Fourth Amendment, bank fees and other financing costs of $0.8 million were deferred, netting against the carrying value of the amount outstanding.

On December 22, 2016, we entered into an amendment (the "Fifth Amendment") of our Credit Agreement that replaced and modified certain covenants. Pursuant to the Fifth Amendment, the consolidated leverage ratio may not exceed (a) 5.00 to 1 at the end of fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (b) 4.75 to 1 at the end of fiscal quarters ending March 31, 2018 and June 30, 2018, (c) 4.50 to 1 at the end of fiscal quarters ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of each of the fiscal quarters thereafter. The Fifth Amendment provides that no consolidated leverage ratio covenant is applicable for the fiscal quarter ending December 31, 2016. In addition, the Fifth Amendment provides for the reduction of the maximum aggregate lender commitments from $225 million to $200 million, along with various other changes that can be found in the Fifth Amendment. Borrowings under our Credit Agreement following the Fifth Amendment generally bear interest at the British Bankers Association LIBOR rate, or an alternate base rate, in each case plus 2.50% to 4.25%, depending on our consolidated leverage ratio. We pay a commitment fee ranging from 0.35% to 1.00% on unused portions of the facility, also depending on our consolidated leverage ratio. Pursuant to the Fifth Amendment, bank fees and other financing costs of $0.8 million were deferred, netting against the carrying value of the amount outstanding. As a result of the reduction of the aggregate lender commitments pursuant to the Fifth Amendment, unamortized deferred finance costs of $0.2 million were charged to interest expense during the year ended December 31, 2016.

The weighted average interest rate on borrowings outstanding under the Credit Agreement as of December 31, 2016, was 3.75% per annum. At December 31, 2016, our consolidated leverage ratio was 3.47 to 1 (compared to 1.86 to1 at December 31, 2015). There is no leverage ratio requirement as of December 31, 2016 as a result of the Fifth Amendment of the Credit Agreement. Our fixed charge coverage ratio as of December 31, 2016 was 1.34 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement).

Our Senior Notes

11% Senior Note. As of December 31, 2016, our senior notes consist of the 11% Senior Note that was issued and sold in November 2015 pursuant to our 11% Senior Note Agreement with GSO Tetra Holdings LP ("GSO") whereby we issued and sold $125.0 million in principal amount of our 11% Senior Note (the "11% Senior Note"). Immediately after the closing and funding, we applied a portion of the $119.7 million proceeds from the sale of the 11% Senior Note (consisting of $125.0 million aggregate principal amount net of a $5.0 million discount and certain financing costs) to repay all of the indebtedness for borrowed money outstanding under our Credit Agreement. In December 2015, we applied the remaining portion of the proceeds, together with other funds to (i) pay the $25.0 million purchase price for 2010 Senior Notes accepted for purchase pursuant to a tender offer that commenced on November 5, 2015 (the "2015 Tender Offer"), (ii) prepay in full other senior note indebtedness, and (iii) pay other fees and expenses associated with the transactions contemplated under the 11% Senior Note Agreement.

The 11% Senior Note bears interest at the fixed rate of 11.0% and mature on November 5, 2022. Interest on the 11% Senior Note is due quarterly on March 15, June 15, September 15, and December 15 of each year, commencing on March 15, 2016. We may prepay the 11% Senior Note, in whole or in part at a prepayment price equal to (i) prior to November 20, 2018, 100% of the principal amount so prepaid, plus accrued and unpaid interest and a “make-whole” prepayment amount, (ii) during the period commencing on November 20, 2018, and ending on November 19, 2019, 104% of the principal amount so prepaid, plus accrued and unpaid interest, (iii) during the period commencing on November 20, 2019 and ending on November 19, 2020, 102% of the principal amount so prepaid, plus accrued and unpaid interest, (iv) during the period commencing on November 20, 2020, and ending on November 19, 2021, 101% of the principal amount so prepaid, plus accrued and unpaid interest, and (v) on or after November 20, 2021, 100% of the principal amount so prepaid, plus accrued and unpaid interest.

The 11% Senior Note is guaranteed by substantially all of our wholly owned U.S. subsidiaries. The 11% Senior Note Agreement contains customary covenants that limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments. In addition, the 11% Senior Note Agreement requires us to maintain certain financial ratios, including a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings). The maximum leverage ratio is further defined in our 11% Senior Note Agreement. Consolidated net earnings under the 11% Senior Note Agreement is the aggregate of our net income (or loss) and our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. GAAP, excluding certain items more specifically described therein. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our 11% Senior Note Agreement.

The 11% Senior Note Agreement includes cross-default provisions relating to other indebtedness (excluding CCLP) greater than a defined amount. Upon the occurrence and during the continuation of an event of default under the 11% Senior Note Agreement, the 11% Senior Note may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the 11% Senior Note at the time outstanding.

On July 1, 2016, we entered into an Amended and Restated Note Purchase Agreement (the "Amended and Restated 11% Senior Note Agreement") with GSO to amend and replace the previous note purchase agreement. The Amended and Restated 11% Senior Note Agreement contains customary default provisions, as well as cross-default provisions. In addition, the Amended and Restated 11% Senior Note Agreement required a minimum fixed charge coverage ratio at the end of any fiscal quarter of 1.1 to 1. The Amended and Restated 11% Senior Note Agreement also amended the consolidated leverage ratio covenant, which was further amended in December 2016 (see discussion below). Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Note is secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries. See the above discussion of our Credit Agreement for a description of these security interests. The 11% Senior Note is pari passu in right of payment with all borrowings under the Credit Agreement and rank at least pari passu in right of payment with all other outstanding indebtedness. The Amended and Restated 11% Senior Note Agreement contains customary covenants that limit our ability to, among other things; incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments as set forth in the Amended and Restated 11% Senior Note Agreement. Pursuant to the Amended and Restated 11% Senior Note Agreement, lender fees and other financing costs of $1.3 million were deferred, netting against the carrying value of the amount outstanding.

On December 22, 2016, we entered into a First Amendment to Amended and Restated 11% Senior Note Purchase Agreement (the “Amended and Restated 11% Senior Note Agreement Amendment”) with GSO. The Amended and Restated 11% Senior Note Agreement Amendment replaced and modified certain financial covenants in the Amended and Restated 11% Senior Note Agreement by providing that 1) the minimum fixed charge coverage ratio be increased to 1.25 to 1 as of the end of any fiscal quarter; 2) the ratio of consolidated funded indebtedness to EBITDA may not exceed (a) 5.00 to 1 at the end of fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (b) 4.75 to 1 at the end of fiscal quarters ending March 31, 2018 and June 30, 2018, (c) 4.50 to 1 at the end of fiscal quarters ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of fiscal quarters ending thereafter. The Amended and Restated 11% Senior Note Agreement Amendment provides that no consolidated leverage ratio is applicable for the fiscal quarter ended December 31, 2016. Pursuant to the Amended and Restated 11% Senior Note Agreement Amendment, lender fees and other financing costs of $0.4 million were deferred, netting against the carrying value of the amount outstanding.
At December 31, 2016, our consolidated funded indebtedness to EBITDA ratio was 3.47 to 1 (compared to 1.86 to 1 at December 31, 2015). There is no consolidated funded indebtedness ratio requirement as of December 31, 2016 as a result of the Amended and Restated 11% Senior Note Agreement. At December 31, 2016, our fixed charge coverage ratio was 1.34 to 1 (compared to a 1.25 minimum required under the Amended and Restated 11% Senior Note Agreement).

Other Senior Notes. In April 2015, we utilized the proceeds from the issuance of the Senior Secured Notes (see discussion below) along with borrowings under our Credit Agreement to repay other senior note indebtedness. In December 2015, we prepaid in full all amounts owed in respect of the outstanding Series 2006-A Senior Notes, due April 30, 2016, including a $1.6 million "make-whole" prepayment premium in accordance with the Master Note Purchase Agreement. This "make-whole" prepayment premium was charged to Other Expense in the accompanying statement of operations.

In December 2015, and pursuant to a tender offer that commenced on November 5, 2015 (the "2015 Tender Offer"), we purchased for cash $25.0 million aggregate principal amount of certain of the outstanding 2010 Senior Notes, consisting of $18.1 million of the Series 2010-A Senior Notes and $6.9 million of the Series 2010-B Senior Notes. The offered consideration for 2010 Senior Notes was an amount of cash equal to $100,000 per $100,000 principal amount of 2010 Senior Notes tendered prior to December 7, 2015, and accepted for purchase by us, plus accrued and unpaid interest.

In May 2016, and pursuant to tender offers (the “2016 Tender Offers”) to purchase for cash any and all of the outstanding Series 2010-A Senior Notes, Series 2010-B Senior Notes, and Series 2013 Senior Notes (together the "Tender Offer Senior Notes"), we purchased Tender Offer Senior Notes in an aggregate principal amount of $100.0 million, representing the total outstanding principal amount of the Tender Offer Senior Notes.

On April 30, 2015, we issued and sold $50.0 million aggregate principal amount of Senior Secured Notes due April 1, 2017 (the "Senior Secured Notes"). On November 5, 2015, we entered into the Second Amendment

(the “Second Amendment”) to the Note Purchase Agreement that, conditioned upon the closing and funding of the issuance of the 11% Senior Note, (i) provided for the extension of the maturity date of the Senior Secured Notes from April 1, 2017 to April 1, 2019, (ii) amended certain definitions in the Note Purchase Agreement and (iii) required us to pay an extension fee. Prior to June 2016, we repaid an aggregate principal amount of $20.0 million of the amount outstanding under the Senior Secured Notes. In June 2016, and following the issuance of 11.5 million shares of our common stock, we utilized a portion of the $60.4 million of net proceeds to repay the remaining $30.0 million outstanding under our Senior Secured Notes. See Note K - "Capital Stock" for further discussion of stock issuances during 2016. In connection with the repayment of the Senior Secured Notes, $1.1 million of remaining unamortized deferred finance costs were charged to Other Expense during the year ended December 31, 2016.

CCLP Long-Term Debt

CCLP Bank Credit Facility

CCLP Credit Agreement. The CCLP Credit Agreement is available to provide CCLP's working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. The CCLP Credit Agreement provides that CCLP can make distributions to holders of its common units, but only if there is no default or event of default under the facility and CCLP maintains excess availability of $30.0 million under the CCLP Credit Agreement. Borrowings under the CCLP Credit Agreement, which matures on August 4, 2019, bear interest at a rate per annum equal to, at CCLP's option, either (a) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three, or six months (as selected by CCLP), plus a leverage-based margin that ranges between 2.00% and 3.25% per annum or (b) a base rate plus a leverage-based margin that ranges between 1.00% and 2.25% per annum; such base rate shall be determined by reference to the highest of (1) the prime rate of interest per annum announced from time to time by Bank of America, N.A., (2) the Federal Funds rate plus 0.50% per annum, and (3) LIBOR (adjusted to reflect any required bank reserves) for a one month interest period on such day plus 1.00% per annum. In addition to paying interest on outstanding principal under the CCLP Credit Agreement, CCLP is required to pay a commitment fee ranging from 0.35% to 0.50% per annum in respect of the unutilized commitments. CCLP is also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans, fronting fees, and other fees, agreed to with the administrative agent and lenders.

Under the CCLP Credit Agreement, CCLP and CSI Compressco Sub Inc. are named as the borrowers, and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit Agreement includes customary covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. The CCLP Credit Agreement includes a maximum credit commitment of $315 million and included within the maximum amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The amount of borrowings under the CCLP Credit Agreement is subject to certain limitations, including a borrowing base calculation as described below and borrowing limitations as a result of financial covenants. During the year ended December 31, 2014, CCLP incurred financing costs of approximately $7.0 million related to the CCLP Credit Agreement. These costs are being amortized over the term of the CCLP Credit Agreement. Also during 2014, approximately $0.8 million of unamortized deferred financing costs associated with the previous CCLP credit agreement was charged to interest expense.

On May 25, 2016, CCLP entered into an amendment (the "CCLP Third Amendment") to the CCLP Credit Agreement that, among other things, modified certain financial covenants in the CCLP Credit Agreement. As discussed below, these financial covenants were further amended in November 2016. In addition, the CCLP Third Amendment provided for other changes related to the CCLP Credit Agreement including, among other amendments (i) reducing the maximum aggregate lender commitments from $400.0 million to $340.0 million, (ii) increasing the applicable margin by 0.25% with a range between 2.00% and 3.00% per annum for LIBOR-based loans and 1.00% to 2.00% per annum for base-rate loans, based on the applicable consolidated total leverage ratio, and (iii) imposing a requirement that CCLP uses designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans. As a result of the reduction of the maximum lender commitment pursuant to the CCLP Third Amendment, unamortized deferred finance costs of $0.7 million were charged to interest expense during the year ended December 31, 2016. Pursuant to the CCLP Third Amendment, bank fees of $0.7 million were incurred during the year ended December 31, 2016 and were deferred, netting against the carrying value of the amount outstanding under the CCLP Credit Agreement.

On November 3, 2016, CCLP entered into an additional amendment (the "CCLP Fourth Amendment") to the CCLP Credit Agreement that, among other changes, further modified certain covenants in the CCLP Credit Agreement. The CCLP Fourth Amendment converted the CCLP Credit Agreement from a secured revolving credit facility into an asset-based revolving credit facility ("ABL Facility"). Borrowings under the CCLP Credit Agreement, as amended, may not exceed a borrowing base equal to the sum of (i) 80% of the aggregate net amount of our eligible accounts receivable, plus (ii) 20% of the aggregate value of any eligible parts inventory, in the event we elect to include eligible parts inventory pursuant to a notice to the administrative agent, plus (iii) 80% of the net in-place eligible compressor equipment, decreased each month by the amount of associated depreciation expense, plus (iv) 80% of the cost of new eligible compressor equipment, and minus (v) the amount of any reserves established by the administrative agent in its discretion. In addition, the CCLP Fourth Amendment imposed other requirements, including requirements related to borrowing base reporting on a monthly basis and provisions to permit periodic appraisal and inspection of collateral assets. Pursuant to the CCLP Fourth Amendment, certain additional restrictive provisions ("cash dominion provisions") are imposed if an event of default has occurred and is continuing or excess availability under the ABL Facility falls below $30.0 million. The CCLP Fourth Amendment modified certain covenants as follows: (i) the consolidated total leverage ratio may not exceed (a) 5.75 to 1 as of September 30, 2016, (b) 5.95 to 1 as of the fiscal quarters ended December 31, 2016 through June 30, 2018; (c) 5.75 to 1 as of September 30, 2018 and December 31, 2018; and (d) 5.50 to 1 as of March 31, 2019 and thereafter; (ii) the consolidated secured leverage ratio may not exceed (a) 3.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; and (b) 3.50 to 1 as of September 30, 2018 and thereafter; and (iii) the consolidated interest coverage ratio may not fall below (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter. In addition, the CCLP Fourth Amendment reduced the maximum aggregate lender commitments from $340.0 million to $315.0 million. The CCLP Fourth Amendment provides for an increase in the applicable margin by 0.25% in the event the consolidated leverage ratio exceeds 5.50 to 1, resulting in a range for the applicable margin between 2.00% and 3.25% per annum for LIBOR-based loans and 1.00% to 2.25% per annum for base-rate loans, according to the consolidated total leverage ratio. As a result of the further reduction of the aggregate lender commitments pursuant to the CCLP Fourth Amendment, unamortized deferred finance costs of $0.3 million were charged to interest expense during the year ended December 31, 2016. Pursuant to the CCLP Fourth Amendment, bank fees of $0.8 million were incurred during the year ended December 31, 2016 and were deferred, netting against the carrying value of the amount outstanding under the CCLP Credit Agreement.

The weighted average interest rate on borrowings outstanding under the CCLP Credit Agreement as of December 31, 2016, was 3.45% per annum. At December 31, 2016, CCLP's consolidated total leverage ratio was 5.40 to 1 (compared to 5.95 to 1 maximum allowed under the CCLP Credit Agreement), its consolidated secured leverage ratio was 2.35 to 1 (compared to 3.25 to 1 maximum allowed under the CCLP Credit Agreement), and its consolidated interest coverage ratio was 3.13 to 1 (compared to a 2.25 to 1 minimum required under the CCLP Credit Agreement). The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the CCLP Credit Agreement, exclude the long-term liability for the CCLP Preferred Units in the determination of total indebtedness.

CCLP 7.25% Senior Notes

The obligations under the 7.25% Senior Notes are jointly and severally, and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP 7.25% Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Securities") were issued pursuant to an indenture described below.

The Obligors issued the CCLP Securities pursuant to the Indenture dated as of August 4, 2014, (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The CCLP 7.25% Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the CCLP 7.25% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The CCLP 7.25% Senior Notes are scheduled to mature on August 15, 2022.

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii)

incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP 7.25% Senior Notes then outstanding may declare all amounts owing under the CCLP 7.25% Senior Notes to be due and payable.

During September and October 2016, CCLP repurchased on the open market and retired $54.1 million aggregate principal amount of its CCLP 7.25% Senior Notes for a purchase price of $50.9 million, at an average repurchase price of 94% of the principal amount of such notes, plus accrued interest, utilizing a portion of the net proceeds from the sale of the CCLP Preferred Units. Following the repurchase of these CCLP 7.25% Senior Notes, $295.9 million aggregate principal amount of CCLP 7.25% Senior Notes remain outstanding. In connection with the repurchase of these CCLP 7.25% Senior Notes, $1.4 million of early extinguishment net gain was credited to other expense during the year ended December 31, 2016, representing the difference between the repurchase price and the $54.1 million aggregate principal amount of the CCLP 7.25% Senior Notes repurchased, and $1.8 million of remaining unamortized deferred finance costs and discounts associated with the repurchased CCLP 7.25% Senior Notes.

NOTE H – CCLP SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016 and September 20, 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “CCLP Unit Purchase Agreements”) with certain purchasers to issue and sell in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 of CCLP Preferred Units for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total net proceeds to CCLP, after deducting certain offering expenses, of $77.3 million. We purchased 874,891 of the CCLP Preferred Units in the Initial Private Placement at the aggregate Issue Price of $10.0 million. The net proceeds from the Initial Private Placement and Subsequent Private Placement were used to pay additional offering expenses and reduce outstanding CCLP indebtedness under the CCLP Credit Agreement and the CCLP 7.25% Senior Notes.

In connection with the closing of the Initial Private Placement, CSI Compressco GP Inc (our wholly owned subsidiary) executed a Second Amended and Restated Agreement of Limited Partnership of CCLP (the “Amended and Restated CCLP Partnership Agreement”) to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of CCLP with respect to distribution rights and rights upon liquidation. We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments, divided by the $11.43 Issue Price. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of CCLP common units in the future below a set price.

A ratable portion of the CCLP Preferred Units will be converted into CCLP common units on the eighth day of each month over a period of thirty months beginning in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, the CCLP Preferred Units will convert into common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the previous month, among other factors, and as otherwise impacted by the existence of certain conditions related to the common units. The maximum aggregate number of common units that could be required to be issued pursuant to the conversion provisions of the Preferred Units is potentially unlimited; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement.

In addition, each purchaser may convert its CCLP Preferred Units, generally on a one-for-one basis and subject to adjustment for certain splits, combinations, reclassifications or other similar transactions and certain anti-

dilution adjustments, in whole or in part, at any time following May 31, 2017 so long as any conversion is not for less than $250,000 or such lesser amount, if such conversion relates to all of such purchaser’s remaining CCLP Preferred Units. CCLP has the right to be reimbursed for any cash distributions paid with respect to common units issued in any such optional conversion until March 31, 2018. The CCLP Preferred Units will vote on an as-converted basis with the common units and will have certain other rights to vote as a class with respect to any amendment to the Amended and Restated CCLP Partnership Agreement that would affect any rights, preferences or privileges of the CCLP Preferred Units, as more fully described in the Amended and Restated CCLP Partnership Agreement.
Because the Preferred Units may be settled using a variable number of common units, the fair value of the Preferred Units, net of the units we purchased, is classified as long-term liabilities on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of December 31, 2016 was $77.1 million. Changes in the fair value during each quarterly period, including the $4.4 million increase in fair value during 2016 subsequent to the issuance of the CCLP Preferred Units, are charged to other expense in the accompanying consolidated statements of operations. Based on the conversion provisions of the Preferred Units, and using the Conversion Price calculated as of December 31, 2016, the theoretical number of CCLP common units that would be issued if all of the CCLP Preferred Units were settled as of December 31, 2016 would be approximately 8.7 million common units, with an aggregate market value of $84.5 million. A $1 decrease in the average trading price per CCLP common unit would result in the issuance of approximately 1.0 million additional common units pursuant to these conversion provisions.

In addition, the CCLP Unit Purchase Agreements include certain provisions regarding change of control, transfer of CCLP Preferred Units, indemnities, and other matters described in detail in the respective CCLP Unit Purchase Agreement. In connection with the closings of the Initial and Subsequent Private Placements, CCLP paid total transaction fees of $2.1 million to its financial advisors for these transactions. These transaction fees were charged to Other (Income) Expense in the accompanying consolidated statements of operations. The CCLP Unit Purchase Agreements contain customary representations, warranties and covenants of CCLP and the purchasers.

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

The values of our asset retirement obligations for non-Maritech properties were approximately $9.4 million and $9.1 million as of December 31, 2016 and 2015, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets. The costs for non-oil and gas assets are depreciated on a straight-line basis over the lives of those assets.

The changes in the values of our asset retirement obligations during the most recent two year period are as follows:

	Year Ended December 31,
	2016	2015
	(In Thousands)
Beginning balance for the period, as reported	$57,449	$62,741
Activity in the period:
Accretion of liability	2,249	2,000
Retirement obligations incurred	—	—
Revisions in estimated cash flows	(180)	3,341
Settlement of retirement obligations	(4,040)	(10,633)
Ending balance	$55,478	$57,449

We review the adequacy of our decommissioning liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed. For our Maritech segment, the timing and amounts of these cash flows are subject to changes in the oil and gas industry environment and other factors and may result in additional liabilities to be recorded. We increased the estimated cash flows to decommission these properties by approximately $3.3 million in 2015 and approximately $2.6 million of this amount was charged to cost of product sales during 2015.

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

Maritech has one remaining property that was damaged by hurricanes in the past, leaving the production platform toppled on the seabed and production tubing from the wells (which may be under high pressure) bent under the water. While the basic procedures involved in the plugging and abandonment of wells and decommissioning of platforms and pipelines and removal of debris is generally similar for these properties, the cost of performing work at these damaged locations is particularly difficult to estimate due to the unique conditions encountered, including the uncertainty regarding the extent of physical damage to many of the structures. . Our estimate of remaining hurricane related decommissioning costs for this one remaining toppled platform is approximately $7.9 million and has been accrued as part of Maritech’s decommissioning liabilities as of December 31, 2016. During the performance of asset retirement activities, unforeseen weather or other conditions may extend the duration and increase the cost of the projects, which are normally not done on a fixed price basis, thereby resulting in costs in excess of the original estimate.

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

These increased estimates are included in the revisions in estimated cash flows in the table above. A portion of the excess decommissioning costs recorded during 2015 was associated with properties not operated by Maritech and also include additional work incurred and anticipated to be required, including remediation work required on certain wells that had been previously plugged.

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

On March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, asserting claims of professional negligence, breach of contract and other claims against the engineering firm we hired for engineering design, equipment, procurement, advisory, testing and startup services for our El Dorado, Arkansas chemical production facility. The engineering firm disputed our claims and promptly filed a motion to compel the matter to arbitration. After a lengthy procedural dispute in Arkansas state court, we initiated arbitration proceedings on November 15, 2013. Ultimately, on December 16, 2016, the arbitration panel ruled in our favor, declared us as the prevailing party, and awarded us a total net amount of $12.8 million. We received full payment of the $12.8 million final award on January 5, 2017, and such amount was recorded in earnings during the first quarter of 2017.

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

Product Purchase Obligations

In the normal course of our Fluids Division operations, we enter into supply agreements with certain manufacturers of various raw materials and finished products. Some of these agreements have terms and conditions that specify a minimum or maximum level of purchases over the term of the agreement. Other agreements require us to purchase the entire output of the raw material or finished product produced by the manufacturer. Our purchase obligations under these agreements apply only with regard to raw materials and finished products that meet specifications set forth in the agreements. We recognize a liability for the purchase of such products at the time we receive them. As of December 31, 2016, the aggregate amount of the fixed and determinable portion of the purchase obligation pursuant to our Fluids Division’s supply agreements was approximately $127.1 million, including $13.6 million during 2017, $9.5 million during 2018, $9.5 million during 2019, $9.5 million during 2020, $9.5 million during 2021, and $75.6 million thereafter, extending through 2029. Amounts purchased under these agreements for each of the years ended December 31, 2016, 2015, and 2014, was $13.3 million, $22.0 million, and $21.6 million, respectively.

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

During 2015 and 2016, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel monitor the status of these companies. As of December 31, 2016, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

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

NOTE K — CAPITAL STOCK AND WARRANTS

Our Restated Certificate of Incorporation, as amended during 2016, authorizes us to issue 150,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. As of December 31, 2016, we had 114,985,072 shares of common stock outstanding, with 2,865,991 shares held in treasury, and no shares of preferred stock outstanding. The voting, dividend, and liquidation rights of the holders of common stock are subject to the rights of the holders of preferred stock. The holders of common stock are entitled to one vote for each share held. There is no cumulative voting. Dividends may be declared and paid on common stock as determined by our Board of Directors, subject to any preferential dividend rights of any then outstanding preferred stock.

Issuances of Common Stock. On June 21, 2016, we completed an underwritten public offering of 11.5 million shares of our common stock, which included 1.5 million shares of common stock pursuant to an option granted to the underwriters to purchase additional shares, at a price to the public of $5.50 per share ($5.2525 per share net of underwriting discounts). We utilized the net offering proceeds of $60.2 million to repay the remaining balance outstanding of our Senior Secured Notes, to reduce the balance outstanding under our Credit Agreement, to pay offering related discounts and expenses, and for general corporate purposes. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on March 23, 2016.
On December 14, 2016, we completed a firm commitment underwritten offering of 22.3 million shares of our common stock at a price to the public of $5.15 per share ($4.9183 per share net of underwriting discounts) and the Warrants to purchase 11.2 million shares of our common stock at an exercise price of $5.75 per share prior to the 60-month expiration date of the Warrants. The 22.3 million shares of our common stock issued and the Warrants to purchase 11.2 million shares of our common stock includes 2.9 million shares of our common stock and Warrants to acquire an additional 1.5 million shares of our common stock related to the exercise of an option granted to the underwriters. We utilized the net offering proceeds of $109.7 million to repay outstanding indebtedness and other offering expenses. As of December 31, 2016, all of the Warrants remain outstanding.
The Warrants were issued pursuant to a Warrant Agreement, dated December 14, 2016, and are exercisable immediately upon issuance and from time to time thereafter through and including the fifth year anniversary of the initial issuance date. At the request of a holder following a change of control, we or the successor entity will exchange such Warrant for consideration in accordance with a Black Scholes option pricing model in the form of, at our election, Rights (as defined in the Warrant Agreement) or cash. Similarly, within a period of time prior to the consummation of a change of control, we have the right to redeem all of the Warrants for cash in an amount determined in accordance with a Black-Scholes option pricing model.
The Warrants are accounted for as a derivative liability in accordance with ASC 815 "Derivatives and Hedging" and accordingly are carried at an initial fair value of $16.4 million, with changes in fair value included in Other Expense in the period of change. As of December 31, 2016, the fair value of the Warrants was $18.5 million, and the $2.1 million change in fair value was charged to earnings during the period. In connection with the Warrants, approximately $0.9 million of the $6.5 million total issuance costs, including underwriting discounts, associated with the December 2016 offering was charged to earnings.

A summary of the activity of our common shares outstanding and treasury shares held for the three year period ending December 31, 2016, is as follows:

Common Shares Outstanding	Year Ended December 31,
	2016	2015	2014
At beginning of period	80,256,544	79,649,946	78,855,547
Exercise of common stock options, net	636,937	67,808	290,369
Grants of restricted stock, net	281,591	538,790	504,030
Issuance of common stock	33,810,000	—	—
At end of period	114,985,072	80,256,544	79,649,946

Treasury Shares Held	Year Ended December 31,
	2016	2015	2014
At beginning of period	2,767,084	2,672,930	2,478,084
Shares received upon exercise of common stock options	13,854	36,818	189,469
Shares received upon vesting of restricted stock, net	85,053	57,336	5,377
At end of period	2,865,991	2,767,084	2,672,930

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

In January 2004, our Board of Directors authorized the repurchase of up to $20.0 million of our common stock. During the three years ending December 31, 2016, we made no purchases of our common stock pursuant to this authorization.
NOTE L — EQUITY-BASED COMPENSATION

We have various equity incentive compensation plans which provide for the granting of restricted common stock, options for the purchase of our common stock, and other performance-based, equity-based compensation awards to our executive officers, key employees, nonexecutive officers, consultants, and directors. Stock options are exercisable for periods of up to ten years. Compensation cost for all share-based payments is based on the grant date fair value and is recognized in earnings over the requisite service period. Total equity-based compensation expense, before tax, for the three years ended December 31, 2016, 2015, and 2014, was $13.7 million, $16.9 million, and $6.8 million, respectively, and is included in general and administrative expense. Total equity-based compensation expense, net of taxes, for the three years ended December 31, 2016, 2015, and 2014, was $9.5 million, $13.9 million, and $4.7 million, respectively. During 2015, we automated the computation of equity-based compensation expense, converting from a manual calculation of the overall impact of forfeitures and vesting on the amount of expense. As a result of this conversion, and performing a retroactive review of equity-based compensation expense for all periods from 2006 to 2015, we recorded a correcting pre-tax adjustment of $6.7 million during the fourth quarter of 2015. Management does not consider the impact of this cumulative adjustment to be material to any individual annual period.

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

On May 3, 2016, shareholders approved the TETRA Technologies, Inc. Third Amended and Restated 2011 Long Term Incentive Compensation Plan which, among other things, increased the number of authorized shares to 11,000,000.

Grants of Equity Awards by CCLP

During each of the three years ended December 31, 2016, CCLP granted restricted unit, phantom unit, or performance phantom unit awards to certain employees, officers, and directors of its general partner or of our employees. Awards of restricted units and phantom units generally vest over a three year period. Awards of performance phantom units cliff vest at the end of a performance period and are settled based on achievement of related performance measures over the performance period. Phantom units are notional units that entitle the grantee to receive a common unit upon the vesting of the award. Each of the phantom unit and performance phantom unit awards includes distribution equivalent rights that enable the recipient to receive additional units equal in value to the accumulated cash distributions made on the units subject to the award from the date of grant. Accumulated distributions associated with each underlying unit are payable upon settlement of the related phantom unit award (and are forfeited if the related award is forfeited).

The following is a summary of CCLP’s equity award activity for the year ended December 31, 2016:

	Units	Weighted Average Grant Date Fair Value Per Unit
	(In Thousands)
Nonvested units outstanding at December 31, 2015(1)	309	$21.77
Units granted(1)	397	8.34
Units cancelled	(74)	20.07
Units vested	(23)	17.07
Nonvested units outstanding at December 31, 2016(2)	609	$13.41

(1)
The number of units granted shown above excludes 91,832 performance-based phantom units, which represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved.

(2) The number of units granted shown above excludes 216,849 performance-based phantom units, which, when combined with the 289,830 granted, represents the maximum number of common units that would be issued if the maximum level of performance under the awards is achieved. The number of units actually issued under the awards may range from zero to 433,698.

Stock Options

The weighted average fair value of options granted during the years ended December 31, 2016, 2015, and 2014, was $3.16, $3.17, and $4.07, respectively, using the Black-Scholes option valuation model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected stock price volatility	52%	49% to 51%	44% to 45%
Expected life of options	4.6 years	4.6 years	4.9 years
Risk free interest rate	1.2%	1.41% to 1.51%	.01%
Expected dividend yield	—	—	—

The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the grant date for a period commensurate with the estimated expected life of the stock options. Expected volatility is based on the historical volatility of our stock over the period commensurate with the expected life of the stock options and other factors. The dividend yield is based on the current annualized dividend rate in effect during the quarter in which the grant was made. At the time of the stock option grants during each of the years ended December 31, 2016, 2015 and 2014, we had not historically paid any dividends and did not expect to pay any dividends during the expected life of the stock options.

The following is a summary of stock option activity for the year ended December 31, 2016:

	Shares Under Option	Weighted Average Option Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	(In Thousands)
Outstanding at January 1, 2016	4,167	$11.23
Options granted	851	7.14
Options cancelled	(383)	9.25
Options exercised	(28)	4.07
Options expired	(220)	$28.00
Outstanding at December 31, 2016	4,387	$9.81	5.8	$629
Expected to vest at December 31, 2016	4,293	$9.87	5.7	$629
Exercisable at December 31, 2016	3,214	$10.71	4.7	$629

Intrinsic value is the difference between the market value of our stock option multiplied by the number of stock options outstanding for those stock options where the market value exceeds their exercise price. The total intrinsic value of stock options exercised during December 31, 2016, 2015, and 2014, was approximately $0.1 million, $0.2 million, and $1.4 million, respectively.

At December 31, 2016, total unrecognized compensation cost related to unvested stock options of
$2.8 million, is expected to be recognized over a weighted-average remaining service period of 1.82 years.

Restricted Stock

Restricted stock awards are periodically granted to key employees, including grants for employment inducements, as well as to members of our Board of Directors. Employee awards provide for vesting periods ranging from three to five years. Non-employee director grants vest in full before the first anniversary of the grant. Upon vesting of these grants, shares are issued to award recipients. The following is a summary of activity for our outstanding restricted stock awards for the year ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value Per Share
	(In Thousands)
Nonvested restricted shares outstanding at December 31, 2015	878	$8.54
Granted	1,226	6.31
Vested	(1,205)	6.97
Cancelled/Forfeited	(94)	7.08
Nonvested restricted shares outstanding at December 31, 2016	805	$7.65

Total compensation cost recognized for restricted stock awards was $8.4 million, $5.4 million, and $4.1 million for the years ended December 31, 2016, 2015, and 2014 respectively. Total unrecognized compensation cost at December 31, 2016, related to restricted stock awards is approximately $4.2 million which is expected to be recognized over a weighted-average remaining amortization period of 1.8 years. During the years ended December 31, 2016, 2015, and 2014, the total fair value of shares vested was $8.4 million, $4.8 million and $4.3 million, respectively.

During 2016, 2015, and 2014, we received 254,858, 57,336 and 56,071 shares, respectively, of our common stock related to the vesting of certain employee restricted stock. Such surrendered shares received by us are included in treasury stock. At December 31, 2016, net of options previously exercised pursuant to our various equity compensation plans, we have a maximum of 10,267,381 shares of common stock issuable pursuant to awards previously granted and outstanding and awards authorized to be granted in the future.

NOTE M — 401(k) PLAN

We have a 401(k) retirement plan (the "Plan") that covers substantially all employees and entitles them to contribute up to 70% of their annual compensation, subject to maximum limitations imposed by the Internal Revenue Code. We have historically matched 50% of each employee’s contribution up to 6% of annual compensation, subject to certain limitations as outlined in the Plan. Beginning in May 2016, we suspended the matching of employee contributions for an indefinite period to be determined. In addition, we can make discretionary contributions which are allocable to participants in accordance with the Plan. Total expense related to our 401(k) plan was $1.4 million, $4.2 million, and $4.4 million in 2016, 2015, and 2014, respectively.
NOTE N — DEFERRED COMPENSATION PLAN

We provide our officers, directors, and certain key employees with the opportunity to participate in an unfunded, deferred compensation program. There were twenty-six participants in the program at December 31, 2016. Under the program, participants may defer up to 100% of their yearly total cash compensation. The amounts deferred remain our sole property, and we use a portion of the proceeds to purchase life insurance policies on the lives of certain of the participants. The insurance policies, which also remain our sole property, are payable to us upon the death of the insured. We separately contract with the participant to pay to the participant the amount of deferred compensation, as adjusted for gains or losses, invested in participant-selected investment funds. Participants may elect to receive deferrals and earnings at termination, death, or at a specified future date while still employed. Distributions while employed must be at least three years after the deferral election. The program is not qualified under Section 401 of the Internal Revenue Code. At December 31, 2016, the amounts payable under the plan approximated the value of the corresponding assets we owned.
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

Derivative Contracts

Stock Warrants. In December 2016, we issued the Warrants in connection with an offering of our common stock. The warrants are exercisable into shares of our common stock at an exercise price of $5.75 per share. The fair value of the Warrants are calculated using the Black-Scholes valuation model, and totaled $18.5 million as of December 31, 2016, and is classified as Warrant Liability, a long-term liability, on the consolidated balance sheet. Changes in the fair value of the Warrants from the issuance date to December 31, 2016 was $2.1 million and are charged to Warrants fair value adjustment in the accompanying consolidated statement of operations.

Foreign Currency Derivative Contracts. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of December 31, 2016, we and CCLP had the following foreign currency derivative contracts outstanding relating to a portion of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase euro	$509	1.07	1/18/2017
Forward purchase pounds sterling	$6,258	1.28	1/18/2017
Forward purchase Mexican peso	$6,740	20.18	1/18/2017
Forward sale Norwegian krone	$2,322	8.53	1/18/2017
Forward sale Mexican peso	$2,483	20.18	1/18/2017

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

The fair value of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level-2 measurement). The fair values of our foreign currency derivative instruments as of December 31, 2016 and 2015, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at December 31, 2016	Fair Value at December 31, 2015
		(In Thousands)
Forward purchase contracts	Current assets	$—	$—
Forward sale contracts	Current assets	81	23
Forward sale contracts	Current liabilities	—	(31)
Forward purchase contracts	Current liabilities	(371)	(354)
Total		$(290)	$(362)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the year ended December 31, 2016, 2015, and 2014, we recognized approximately $2.0 million, $0.6 million and $1.9 million of net losses reflected in other expense associated with our foreign currency derivative program.

NOTE P — INCOME (LOSS) PER SHARE

The following is a reconciliation of the common shares outstanding with the number of shares used in the computation of income (loss) per common and common equivalent share for each of the following periods:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Number of weighted average common shares outstanding	87,286	79,169	78,600
Assumed exercise of stock options	—	—	—
Average diluted shares outstanding	87,286	79,169	78,600

For the year ended December 31, 2016, the average diluted shares outstanding excludes the impact of all outstanding stock options and stock warrants, as the inclusion of these shares would have been antidilutive due to net loss recorded during the year. In addition, for the year ended December 31, 2016, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units, as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been antidilutive. For the year ended December 31, 2015, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the year. For the year ended December 31, 2014, the average diluted shares outstanding excludes the impact of all outstanding stock options, as the inclusion of these shares would have been antidilutive due to the net loss recorded during the year.

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

The Compression Division is a provider of compression services and equipment for natural gas and oil production, gathering, transportation, processing, and storage. The Compression Division's equipment sales business includes the fabrication and sale of standard compressor packages, custom-designed compressor packages, and oilfield pump systems designed and fabricated at the Division's facilities. The Compression Division's aftermarket business provides compressor package reconfiguration and maintenance services and compressor package parts and components manufactured by third-party suppliers. The Compression Division provides its services and equipment to a broad base of natural gas and oil exploration and production, midstream, transmission, and storage companies operating throughout many of the onshore producing regions of the United States as well as in a number of foreign countries, including Mexico, Canada, and Argentina. As a result of the August 4, 2014 acquisition of CSI, the scope of our Compression Division was significantly expanded.

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

Summarized financial information concerning the business segments is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$176,882	$306,307	$294,895
Production Testing Division	—	6,944	—
Compression Division	71,809	141,461	74,827
Offshore Division
Offshore Services	116	611	534
Maritech	751	2,438	4,722
Total Offshore Division	867	3,049	5,256
Consolidated	$249,558	$457,761	$374,978

Services and rentals
Fluids Division	$69,625	$117,459	$142,139
Production Testing Division	59,509	122,292	188,528
Compression Division	239,566	316,178	207,679
Offshore Division
Offshore Services	76,506	116,455	164,243
Maritech		—	—
Intersegment eliminations	—	—	—
Total Offshore Division	76,506	116,455	164,243
Corporate overhead	—	—	—
Consolidated	$445,206	$672,384	$702,589

Interdivision revenues
Fluids Division	$87	$278	$327
Production Testing Division	4,109	4,668	4,296
Compression Division	—	—	—
Offshore Division
Offshore Services	903	5,128	30,595
Maritech	—	—	—
Intersegment eliminations	(903)	(5,128)	(30,595)
Total Offshore Division	—	—	—
Interdivision eliminations	(4,196)	(4,946)	(4,623)
Consolidated	$—	$—	$—

Total revenues

Fluids Division	$246,595	$424,044	$437,362
Production Testing Division	63,618	133,904	192,824
Compression Division	311,374	457,639	282,505
Offshore Division
Offshore Services	77,525	122,194	195,372
Maritech	751	2,438	4,722
Intersegment eliminations	(903)	(5,128)	(30,595)
Total Offshore Division	77,373	119,504	169,499
Corporate overhead	—	—	—
Interdivision eliminations	(4,196)	(4,946)	(4,623)
Consolidated	$694,764	$1,130,145	$1,077,567

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Depreciation, amortization, and accretion
Fluids Division	$28,338	$35,125	$31,279
Production Testing Division	16,221	24,080	29,324
Compression Division	72,159	82,024	41,097
Offshore Division
Offshore Services	11,086	11,500	13,327
Maritech	1,362	1,375	160
Intersegment eliminations	—	—	—
Total Offshore Division	12,448	12,875	13,487
Corporate overhead	429	911	1,725
Consolidated	$129,595	$155,015	$116,912

Interest expense
Fluids Division	$32	$22	$21
Production Testing Division	42	—	29
Compression Division	38,271	35,235	15,562
Offshore Division
Offshore Services	—	—	36
Maritech	12	29	—
Intersegment eliminations	—	—	—
Total Offshore Division	12	29	36
Corporate overhead	21,639	19,879	20,063
Consolidated	$59,996	$55,165	$35,711

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Income (loss) before taxes
Fluids Division	$10,430	$80,789	$64,705
Production Testing Division	(35,471)	(55,720)	(66,156)
Compression Division	(136,327)	(146,798)	7,340
Offshore Division
Offshore Services	(12,025)	(195)	(26,251)
Maritech	(1,841)	(3,833)	(71,154)
Intersegment eliminations	—	—	—
Total Offshore Division	(13,866)	(4,028)	(97,405)
Interdivision eliminations	7	(1)	—
Corporate overhead(1)	(61,864)	(76,005)	(66,355)
Consolidated	$(237,090)	$(201,763)	$(157,871)

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Total assets
Fluids Division	$322,858	$370,892	$423,989
Production Testing Division	87,462	134,725	241,640
Compression Division	816,148	1,004,760	1,256,970
Offshore Division
Offshore Services	102,715	131,916	129,350
Maritech	3,660	18,453	23,479
Intersegment eliminations	—	—	—
Total Offshore Division	106,375	150,369	152,829
Corporate overhead and eliminations	(17,303)	(24,544)	(11,906)
Consolidated	$1,315,540	$1,636,202	$2,063,522

Capital expenditures
Fluids Division	$2,311	$11,104	$41,307
Production Testing Division	802	7,843	31,226
Compression Division	11,568	95,586	37,516
Offshore Division
Offshore Services	5,913	5,949	20,013
Maritech	—	38	—
Intersegment eliminations	—	—	—
Total Offshore Division	5,913	5,987	20,013
Corporate overhead	472	77	1,547
Consolidated	$21,066	$120,597	$131,609

(1)	Amounts reflected include the following general corporate expenses:

	2016	2015	2014
	(In Thousands)
General and administrative expense	$34,767	$52,189	$41,139
Depreciation and amortization	430	913	1,725
Interest expense, net	21,157	18,654	19,268
Other general corporate (income) expense, net	5,510	4,249	4,223
Total	$61,864	$76,005	$66,355

Summarized financial information concerning the geographic areas of our customers and in which we operate at December 31, 2016, 2015, and 2014, is presented below:

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Revenues from external customers:
U.S.	$535,613	$896,131	$768,688
Canada and Mexico	34,560	44,542	73,632
South America	20,480	26,554	40,719
Europe	71,882	80,432	105,457
Africa	10,345	20,761	22,277
Asia and other	21,884	61,725	66,794
Total	$694,764	$1,130,145	$1,077,567
Transfers between geographic areas:
U.S.	$—	$—	$—
Canada and Mexico	—	—	—
South America	—	—	—
Europe	93	1,252	2,871
Africa	—	—	—
Asia and other	—	—	—
Eliminations	(93)	(1,252)	(2,871)
Total revenues	$694,764	$1,130,145	$1,077,567
Identifiable assets:
U.S.	$1,132,986	$1,403,916	$1,759,491
Canada and Mexico	64,163	74,260	97,737
South America	21,354	25,603	32,267
Europe	53,713	64,695	94,209
Africa	5,711	7,542	7,895
Asia and other	37,613	60,186	71,923
Eliminations	—	—	—
Total identifiable assets	$1,315,540	$1,636,202	$2,063,522

During each of the three years ended December 31, 2016, 2015, and 2014, no single customer accounted for more than 10% of our consolidated revenues.
NOTE R — SUPPLEMENTAL OIL AND GAS DISCLOSURES (Unaudited)

As part of the Offshore Division activities, Maritech and its subsidiaries previously acquired oil and gas reserves and operated the properties in exchange for assuming the proportionate share of the well abandonment and decommissioning obligations associated with such properties. Accordingly, our Maritech segment is included within our Offshore Division. During 2011 and the first quarter of 2012, Maritech sold substantially all of its oil and gas producing property interests. Maritech's current operations consist primarily of the ongoing abandonment and decommissioning associated with its remaining offshore wells and production platforms. Accordingly, information regarding costs incurred in property acquisition, exploration, and development activities, capitalized costs related to oil and gas producing activities, estimated quantities of oil and gas reserves, and standardized measure of discounted future net cash flows relating to oil and gas reserves have not been presented, as such information is immaterial during each of the three years in the period ended December 31, 2016.

Results of Operations for Oil and Gas Producing Activities

Results of operations for oil and gas producing activities excludes general and administrative and interest expenses directly related to such activities as well as any allocation of corporate or divisional overhead.

	Year Ended December 31,
	2016	2015	2014
	(In Thousands)
Oil and gas sales revenues	$751	$2,438	$4,722
Production (lifting) costs	643	921	2,002
Depreciation, depletion, and amortization	—	—	30
Excess decommissioning and abandonment costs	2,593	2,665	73,194
Accretion expense	1,362	1,375	130
Gain on insurance recoveries	—	—	(6)
Pretax income (loss) from producing activities	(3,847)	(2,523)	(70,628)
Income tax expense (benefit)	—	—	—
Results of oil and gas producing activities	$(3,847)	$(2,523)	$(70,628)

NOTE S — QUARTERLY FINANCIAL INFORMATION (Unaudited)

Summarized quarterly financial data for 2016 and 2015 is as follows:

	Three Months Ended 2016
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$169,329	$175,660	$176,553	$173,222
Gross profit	4,611	16,272	28,753	1,781
Net loss	(147,731)	(29,224)	(24,028)	(38,410)
Net loss attributable to TETRA stockholders	(88,325)	(26,574)	(15,009)	(31,554)
Net loss per share attributable to TETRA stockholders	$(1.11)	$(0.32)	$(0.16)	$(0.33)
Net income loss per diluted share attributable to TETRA stockholders	$(1.11)	$(0.32)	$(0.16)	$(0.33)

	Three Months Ended 2015
	March 31	June 30	September 30	December 31
	(In Thousands, Except Per Share Amounts)
Total revenues	$251,092	$316,319	$305,144	$257,590
Gross profit	46,087	69,861	70,534	2,755
Net income (loss)	(3,622)	15,367	10,736	(231,946)
Net income (loss) attributable to TETRA stockholders	(4,447)	14,925	9,755	(146,415)
Net income (loss) per share attributable to TETRA stockholders	$(0.06)	$0.19	$0.12	$(1.84)
Net income (loss) per diluted share attributable to TETRA stockholders	$(0.06)	$0.19	$0.12	$(1.84)

Gross profit for the three months ended December 31, 2016, includes the impact of $7.5 million for certain impairments of long-lived assets. Gross profit for the three months ended March 31, 2016, includes the impact of $10.7 million for impairments of long-lived assets, and net loss for this period includes the additional impact of $106.2 million for impairment of goodwill.

Gross profit (loss) for the three months ended December 31, 2015, includes the impact of $44.2 million for certain impairments of long-lived assets, and net loss for this period includes the additional impact of $177.0 million for impairment of goodwill.

TETRA Technologies, Inc. and Subsidiaries

Schedule I - Condensed Financial Information of Registrant (Parent Only)
Statement of Financial Position
(In Thousands)

	December 31,
	2016	2015
Assets
Current Assets
Accounts receivable	$35,058	$54,187
Inventories	44,765	39,766
Prepaid expenses	2,091	4,903
Other current assets	5,680	6,055
Total current assets	87,594	104,911
Property, plant and equipment	341,985	346,622
Less accumulated depreciation	(188,268)	(171,931)
Property, plant, and equipment, net	153,717	174,691
Other assets, including investment in and amounts due from wholly owned subsidiaries	833,395	935,742
Total assets	1,074,706	1,215,344

Liabilities and stockholders' equity
Current liabilities	32,999	57,162
Long-term debt	119,640	286,620
Other non-current liabilities	688,542	630,345
Total liabilities	841,181	974,127

Stockholders' equity
Common stock	1,179	830
Other stockholders' equity	283,631	283,522
Accumulated other comprehensive income (loss)	(51,285)	(43,135)
Total Stockholders' Equity	233,525	241,217
Total liabilities and equity	$1,074,706	$1,215,344

TETRA Technologies, Inc. and Subsidiaries

Schedule I - Condensed Financial Information of Registrant (Parent Only)

Statements of Operations
(In Thousands)

	Year Ended December 31,
	2016	2015	2014

Net sales and gross revenues	$163,232	$314,567	$303,349

Cost of revenues	119,350	189,362	210,787
Depreciation, amortization, and accretion	49,687	50,708	32,267
General and administrative expenses	25,922	69,925	58,978
Interest expense	22,550	19,901	19,983
Other income (expense), net	4,247	1,097	2,934
Equity in net loss of subsidiaries	181,780	192,242	141,203
	403,536	523,235	466,152
Income (loss) before taxes and discontinued operations	(240,304)	(208,668)	(162,803)
Provision (benefit) for income taxes	(911)	799	4,772
Income (loss)	$(239,393)	$(209,467)	$(167,575)

TETRA Technologies, Inc. and Subsidiaries

Schedule I - Condensed Financial Information of Registrant (Parent Only)

Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2016	2015	2014

Net cash provided by operating activities	$14,861	$100,932	$87,451

Investing activities:
Acquisition of businesses, net of cash acquired	—	—	(14,799)
Purchases of property, plant and equipment	(2,931)	678	(26,067)
Proceeds from sale of property, plant, and equipment	1,325	2,146	6,210
Advances and other investing activities	314	1,626	616
Other investing activities	(10,000)	—	—
Net cash provided by (used in) investing activities	(11,292)	4,450	(34,040)
Financing activities:
Proceeds from long-term debt	349,550	472,896	143,188
Payments of long-term debt	(516,900)	(575,070)	(195,956)
Distributions	—	—	—
Finance costs	(4,494)	(3,742)	—
Proceeds from issuance of common stock, net of underwriters' discount	168,275	—	—
Proceeds from sale of common stock and exercise of stock options	—	303	1,032
Net cash used in financing activities	(3,569)	(105,613)	(51,736)
Increase (decrease) in cash	—	(231)	1,675
Cash and cash equivalents at beginning of period	—	231	(1,444)
Cash and cash equivalents at end of period	$—	$—	$231

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