Form 10-Q
period 2017-03-31
TETRA TECHNOLOGIES INC
filed 2017-05-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]

As of May 10, 2017, there were 115,951,598 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
Product sales	$68,209	$57,697
Services and rentals	99,792	111,632
Total revenues	168,001	169,329
Cost of revenues:
Cost of product sales	49,869	45,259
Cost of services and rentals	74,389	75,182
Depreciation, amortization, and accretion	29,478	33,607
Impairments of long-lived assets	—	10,670
Total cost of revenues	153,736	164,718
Gross profit	14,265	4,611
General and administrative expense	28,456	33,611
Goodwill impairment	—	106,205
Interest expense, net	13,767	14,639
Warrants fair value adjustment	(5,976)	—
CCLP Series A Preferred fair value adjustment	1,631	—
Litigation arbitration award	(12,816)	—
Other (income) expense, net	365	(704)
Income (loss) before taxes	(11,162)	(149,140)
Provision (benefit) for income taxes	90	(1,409)
Net income (loss)	(11,252)	(147,731)
(Income) loss attributable to noncontrolling interest	8,789	59,406
Net income (loss) attributable to TETRA stockholders	$(2,463)	$(88,325)
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.02)	$(1.11)
Average shares outstanding	114,197	79,421
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.02)	$(1.11)
Average diluted shares outstanding	114,197	79,421

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(11,252)	$(147,731)
Foreign currency translation adjustment	2,193	518
Comprehensive income (loss)	(9,059)	(147,213)
Comprehensive (income) loss attributable to noncontrolling interest	8,648	59,859
Comprehensive income (loss) attributable to TETRA stockholders	$(411)	$(87,354)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,828	$29,840
Restricted cash	6,694	6,691
Trade accounts receivable, net of allowances of $6,306 in 2017 and $6,291 in 2016	128,050	114,284
Inventories	117,493	106,546
Assets held for sale	70	214
Prepaid expenses and other current assets	19,334	18,216
Total current assets	284,469	275,791
Property, plant, and equipment:
Land and building	78,889	78,929
Machinery and equipment	1,341,880	1,348,286
Automobiles and trucks	36,326	36,341
Chemical plants	183,207	182,951
Construction in progress	19,161	11,918
Total property, plant, and equipment	1,659,463	1,658,425
Less accumulated depreciation	(735,790)	(712,974)
Net property, plant, and equipment	923,673	945,451
Other assets:
Goodwill	6,636	6,636
Patents, trademarks and other intangible assets, net of accumulated amortization of $59,352 in 2017 and $57,663 in 2016	66,217	67,713
Deferred tax assets, net	28	28
Other assets	18,470	19,921
Total other assets	91,351	94,298
Total assets	$1,299,493	$1,315,540

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$39,334	$45,889
Unearned income	14,448	13,879
Accrued liabilities	45,084	55,636
Current portion of other liabilities	30	30
Decommissioning and other asset retirement obligations	944	1,451
Total current liabilities	99,840	116,885
Long-term debt, net of current portion	640,396	623,730
Deferred income taxes	7,335	7,296
Decommissioning and other asset retirement obligations, net of current portion	54,538	54,027
CCLP Series A Preferred Units	78,260	77,062
Warrants liability	12,527	18,503
Other liabilities	17,670	17,571
Total long-term liabilities	810,726	798,189
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 150,000,000 shares authorized at March 31, 2017 and December 31, 2016; 118,847,971 shares issued at March 31, 2017 and 117,851,063 shares issued at December 31, 2016	1,179	1,179
Additional paid-in capital	420,697	419,232
Treasury stock, at cost; 3,123,604 shares held at March 31, 2017, and 2,865,991 shares held at December 31, 2016	(18,316)	(18,316)
Accumulated other comprehensive income (loss)	(49,233)	(51,285)
Retained earnings (deficit)	(119,749)	(117,287)
Total TETRA stockholders' equity	234,578	233,523
Noncontrolling interests	154,349	166,943
Total equity	388,927	400,466
Total liabilities and equity	$1,299,493	$1,315,540

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$(11,252)	$(147,731)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	29,478	33,606
Impairment of long-lived assets	—	10,670
Impairment of goodwill	—	106,205
Provision (benefit) for deferred income taxes	(6)	333
Equity-based compensation expense	2,469	2,373
Provision for doubtful accounts	772	198
Excess decommissioning and abandoning costs	—	37
Amortization of deferred financing costs	1,091	1,110
CCLP Series A Preferred offering costs	37	—
CCLP Series A Preferred accrued paid in kind distributions	1,955	—
CCLP Series A Preferred fair value adjustment	1,631	—
Warrants fair value adjustment	(5,976)	—
Other non-cash charges and credits	(532)	(593)
Gain on sale of assets	(83)	(1,019)
Changes in operating assets and liabilities:
Accounts receivable	(10,909)	74,328
Inventories	(10,627)	(15,042)
Prepaid expenses and other current assets	(527)	(1,650)
Trade accounts payable and accrued expenses	(16,919)	(33,176)
Decommissioning liabilities	(474)	(3,379)
Other	(666)	(1,009)
Net cash provided (used in) by operating activities	(20,538)	25,261
Investing activities:
Purchases of property, plant, and equipment, net	(5,060)	(3,231)
Proceeds on sale of property, plant, and equipment	248	1,246
Other investing activities	193	(7)
Net cash used in investing activities	(4,619)	(1,992)
Financing activities:
Proceeds from long-term debt	74,550	117,600
Principal payments on long-term debt	(59,150)	(130,951)
CCLP distributions	(7,248)	(7,209)
Proceeds from exercise of stock options	—	28
Debt issuance costs and other financing activities	(119)	(6)
Net cash provided by (used in) financing activities	8,033	(20,538)
Effect of exchange rate changes on cash	112	45
Increase (decrease) in cash and cash equivalents	(17,012)	2,776
Cash and cash equivalents at beginning of period	29,840	23,057
Cash and cash equivalents at end of period	$12,828	$25,833
Supplemental cash flow information:
Interest paid	$14,395	$19,822
Income taxes paid	1,929	740
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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. Our interests in oil and gas properties are proportionately consolidated. All intercompany accounts and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2017 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2017.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2016, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 1, 2017.

Certain previously reported financial information has been reclassified to conform to the current year period’s presentation. The impact of such reclassifications was not significant to the prior year period’s overall presentation.

In April 2017, CCLP announced a reduction to the level of cash distributions to its common unitholders, including us. We have reviewed our financial forecasts as of May 10, 2017 for the subsequent twelve month period, which consider the impact of the current distribution levels from CCLP. Based on our financial forecasts, which reflect certain operating and other business assumptions that we believe to be reasonable as of May 10, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through May 10, 2018.

In May 2017, CCLP entered into an amendment of the agreement governing its bank revolving credit facility (as amended, the "CCLP Credit Agreement") by, among other things, favorably amending certain financial covenants. (See Note B - Long-Term Debt and Other Borrowings.) CCLP has reviewed its financial forecasts as of May 10, 2017 for the subsequent twelve month period, which consider the impact of the amendment of the CCLP Credit Agreement, and the current level of distributions to its common unitholders. Based on these reviews and the current market conditions as of May 10, 2017, CCLP believes that despite the current industry environment and activity levels, it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with its debt covenants through May 10, 2018.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of March 31, 2017 consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash is expected to be released to the sellers in mid-2017.

Inventories

Inventories are stated at the lower of cost or market value. Except for work in progress inventory discussed below, cost is determined using the weighted average method. Components of inventories as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In Thousands)
Finished goods	$63,037	$62,064
Raw materials	3,096	2,429
Parts and supplies	37,302	35,548
Work in progress	14,058	6,505
Total inventories	$117,493	$106,546

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

Goodwill

During the first three months of 2016, low oil and natural gas commodity prices resulted in decreased demand for many of the products and services of each of our reporting units. However, based on updated assumptions as of March 31, 2016, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes $6.6 million of goodwill. Our Offshore Services and Maritech Divisions had no remaining goodwill as of March 31, 2016. With regard to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and as of March 31, 2016, was expected to continue to be decreased for the foreseeable future. In addition, the price per common unit of CCLP as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, the fair value, including the market capitalization for CCLP, for the Compression reporting unit was less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. For our Production Testing Division, demand for production testing services decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to the goodwill of both the Compression and Production Testing reporting units. Based on this analysis, we concluded that full impairments of the $92.4 million of recorded goodwill for Compression and $13.9 million of recorded goodwill for Production Testing were required. Accordingly, during the three month period ended March 31, 2016, $106.2 million was charged to Goodwill Impairment expense in the accompanying consolidated statement of operations.

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

During the first three months of 2016, as a result of continuing decreased demand due to current market conditions, our Compression and Production Testing segments recorded $7.9 million and $2.8 million, respectively, of impairments associated with certain identified intangible assets. These amounts were charged to Impairments of Long-Lived Assets expense in the accompanying consolidated statement of operations.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Number of weighted average common shares outstanding	114,197	79,421
Assumed exercise of stock options and warrants	—	—
Average diluted shares outstanding	114,197	79,421

For the three month periods ended March 31, 2017 and March 31, 2016, the average diluted shares outstanding excludes the impact of all outstanding stock options and warrants, as the inclusion of these shares would have been antidilutive due to the net losses recorded during the periods. In addition, for the period ended March 31, 2017, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units, as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been antidilutive.

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of income pursuant to operating lease arrangements for compressor packages and other equipment assets. For the three month periods ended March 31, 2017 and 2016, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Rental revenue	$10,086	$14,103
Cost of rental revenue	$4,986	$7,027

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, respectively, as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in other (income) expense, net and totaled $(0.6) million and $0.3 million during the three month periods ended March 31, 2017 and March 31, 2016, respectively.

Income Taxes

Our consolidated provision for income taxes during the first three months of 2017 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended March 31, 2017 of negative 0.8% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 was negatively impacted by the nondeductible portion of our goodwill impairments during the three month period ended March 31, 2016.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying value of the liability for the warrants to purchase 11.2 million shares of our common stock (the "Warrants") and CCLP Preferred Units. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement), the initial recording of our decommissioning and other asset retirement obligations, and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term 11% Senior Note at March 31, 2017 and December 31, 2016, were approximately $134.9 million and $133.9 million, respectively, based on current interest rates on those dates, which were different from the stated interest rate on the on the 11% Senior Note. Those fair values compared to carrying amounts of the 11% Senior Note of $125.0 million. The fair values of the publicly traded CCLP 7.25% Senior Notes (as herein defined) at March 31, 2017 and December 31, 2016, were approximately $282.2 million and $278.2 million, respectively, (a level 2 fair value measurement) based on current interest rates on those dates, which were different from the stated interest rate on the CCLP 7.25% Senior Notes. Those fair values compared to a face amount of $295.9 million. See Note C - Long-Term Debt and Other Borrowings, for further discussion. We calculated the fair values of our 11% Senior Note as of March 31, 2017 and December 31, 2016, internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

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

The Warrants are valued either by using their traded market prices (a level 1 fair value measurement) or, for periods when market prices are not available, by using the Black Scholes option valuation model that includes estimates of the volatility of the Warrants implied by their trading prices (a level 3 fair value measurement). For the three months ended March 31, 2017, the Warrants changed to a level 1 fair value measurement, as there were available traded market prices to value the Warrants. The fair valuation of the Warrants liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the three months ended March 31, 2017, the fair value of the Warrants liability decreased by $6.0 million, which was credited to earnings in the consolidated statement of operations.

A summary of these fair value measurements as of March 31, 2017 and December 31, 2016, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$78,260	$—	$—	$78,260
Warrants liability	12,527	12,527	—	—
Asset for foreign currency derivative contracts	492	—	492	—
Liability for foreign currency derivative contracts	(144)	—	(144)	—
Net liability	$91,135

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$77,062	$—	$—	$77,062
Warrants liability	18,503	—	—	18,503
Asset for foreign currency derivative contracts	81	—	81	—
Liability for foreign currency derivative contracts	(371)	—	(371)	—
Net liability	$95,275

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, "Revenue from Contracts with Customers." ASU No. 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. During 2016, in preparation for the adoption of ASU No. 2014-09, we began a review of the various types of customer contract arrangements for each of our businesses. These reviews include 1) accumulating all customer contractual arrangements; 2) identifying individual performance obligations pursuant to each arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. We have substantially completed these contract reviews and have begun reviewing existing and proposed accounting system processes in order to capture information required to be disclosed under ASU 2014-09. While the timing and amount of revenue recognized for a large portion of our customer contractual arrangements under ASU 2014-09 will not change, in other cases the adoption of ASU No. 2014-09 may have an impact. We anticipate adopting ASU 2014-09 on January 1, 2018 using the modified retrospective adoption method.

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

Additionally, in May 2016, the FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients." This ASU addresses and amends several aspects of ASU 2014-09, but does not change the core principle of the guidance. This ASU does not change the effective date or adoption method under ASU 2014-09 which is noted above.

In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and is to be applied prospectively with early adoption permitted. As a result of the adoption of this standard during the quarter, there was no material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of a simplification initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur, using a prospective transition method. Amendments related to accounting for excess tax benefits have been adopted using a prospective transition method. Excess tax benefits for share-based payments, if any, are now included in cash flows from operating activities rather than financing activities, and this amendment has been adopted using a prospective method. As a result of the adoption of this standard during the quarter, there was no cumulative effect adjustment, and there was no material impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses. ASU 2016-13, which has an effective date of the first quarter of fiscal 2022, also applies to employee benefit plan accounting. We are currently assessing the potential effects of these changes to our consolidated financial statements and employee benefit plan accounting.
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
In November 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" which requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a modified retrospective transition adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.
Additionally, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a retrospective transition adoption. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

Consolidated long-term debt consists of the following:

		March 31, 2017	December 31, 2016
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility (presented net of the unamortized deferred financing costs of $2.1 million as of March 31, 2017 and $2.3 million as of December 31, 2016)	September 30, 2019	$15,864	$3,229
11.0% Senior Note, Series 2015 (presented net of the unamortized discount of $4.3 million as of March 31, 2017 and $4.4 million as of December 31, 2016 and net of unamortized deferred financing costs of $4.0 million as of March 31, 2017 and $4.2 million as of December 31, 2016)	November 5, 2022	116,720	116,411
TETRA total debt		132,584	119,640
Less current portion		—	—
TETRA total long-term debt		$132,584	$119,640

CCLP
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $4.2 million as of March 31, 2017 and $4.5 million as of December 31, 2016)	August 4, 2019	220,801	217,467
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $3.2 million as of March 31, 2017 and $3.3 million as of December 31, 2016 and net of unamortized deferred financing costs of $5.7 million as of March 31, 2017 and $6.0 million as of December 31, 2016)	August 15, 2022	287,011	286,623
CCLP total long-term debt		507,812	504,090
Less current portion		$—	$—
Consolidated total long-term debt		$640,396	$623,730

As of March 31, 2017, TETRA (excluding CCLP) had an outstanding balance on its Credit Agreement of $18.0 million, and had $5.0 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $177.0 million. As of March 31, 2017, CCLP had a balance outstanding under the CCLP Credit Agreement of $225.0 million, had $1.9 million letters of credit and performance bonds outstanding, leaving a net availability under the CCLP Credit Agreement of $88.1 million. Availability under each of the TETRA Credit Agreement and the CCLP Credit Agreement is subject to compliance with the covenants and other provisions in the respective credit agreements that may limit borrowings thereunder. In addition, availability under the CCLP Credit Agreement is also subject to a borrowing base limitation. See below for further discussion of the CCLP Credit Agreement.

As described below, we and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of March 31, 2017.

Our Long-Term Debt

Our Credit Agreement.

At March 31, 2017, our consolidated leverage ratio was 2.58 to 1 (compared to a 5.00 to 1 maximum as allowed under the Credit Agreement) and our fixed charge coverage ratio was 2.40 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement).

CCLP Long-Term Debt

At March 31, 2017, CCLP's consolidated total leverage ratio was 5.67 to 1 (compared to 5.95 to 1 maximum as required under the CCLP Credit Agreement), its consolidated secured leverage ratio was 2.45 to 1 (compared to 3.25 to 1 maximum as required under the CCLP Credit Agreement) and its consolidated interest coverage ratio was 2.95 to 1 (compared to a 2.25 to 1 minimum as required under the CCLP Credit Agreement).

On May 5, 2017, CCLP entered into an amendment of the CCLP Credit Agreement (the "CCLP Fifth Amendment"). that modified certain financial covenants in the CCLP Credit Agreement, providing that (i) the consolidated total leverage ratio may not exceed (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter; and (ii) the consolidated secured leverage ratio may not exceed 3.25 to 1 as of the end of any fiscal quarter. The consolidated interest coverage ratio was not affected by the CCLP Fifth Amendment. In addition, the CCLP Fifth Amendment (i) increased the applicable margin by 0.25% in the event the consolidated total leverage ratio exceeds 6.00 to 1, resulting in a range for the applicable margin between 2.00% and 3.50% per annum for LIBOR-based loans and between 1.00% and 2.50% per annum for base-rate loans, depending on the consolidated total leverage ratio, and (ii) modified the appraisal delivery requirement from an annual requirement to a semi-annual requirement. In connection with the CCLP Fifth Amendment, the level of CCLP's cash distributions payable on its common units for the quarterly period ended June 30, 2017 will be limited to the current reduced level. The CCLP Fifth Amendment also included additional revisions that provide flexibility to CCLP for the issuance of preferred securities.

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the CCLP Credit Agreement, exclude the long-term liability for the CCLP Preferred Units, among other items, in the determination of total indebtedness.

NOTE C – CCLP SERIES A CONVERTIBLE PREFERRED UNITS

On August 8, 2016 and September 20, 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “CCLP Unit Purchase Agreements”) with certain purchasers to issue and sell in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) an aggregate of 6,999,126 of CSI Compressco LP Series A Convertible Preferred Units representing limited partner interests in CCLP (the “CCLP Preferred Units”) for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds to CCLP, after deducting certain offering expenses, of $77.3 million. We purchased 874,891 of the CCLP Preferred Units in the Initial Private Placement at the aggregate Issue Price of $10.0 million.

We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions, which are paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of CCLP common units in the future below a set price.

Ratable portions of the CCLP Preferred Units have been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. The maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is potentially unlimited; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. Including paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, the total number of CCLP Preferred Units outstanding as of March 31, 2017 was 7,027,510, of which we held 882,573.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units, net of the units we purchased, is classified as long-term liabilities on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of March 31, 2017 was $78.3 million. Changes in the fair value during each quarterly period, including the $1.6 million increase in fair value during the first quarter of 2017, are charged to earnings in the accompanying consolidated statements of operations. Based on the conversion provisions of the CCLP Preferred Units, and using the Conversion Price calculated as of March 31, 2017, the theoretical number of CCLP common units that would be issued if all of the CCLP Preferred Units were settled as of March 31, 2017 would be approximately 8.9 million CCLP common units, with an aggregate market value of $86.9 million. A $1 decrease in the average trading price per CCLP common unit would result in the issuance of 1.0 million additional CCLP common units pursuant to these conversion provisions.

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

We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The values of our asset retirement obligations for these non-Maritech properties were $9.6 million and $9.4 million as of March 31, 2017 and December 31, 2016, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three month period ended March 31, 2017, are as follows:

Three Months Ended March 31, 2017
(In Thousands)
Beginning balance for the period, as reported	$55,478
Activity in the period:
Accretion of liability	480
Retirement obligations incurred	—
Revisions in estimated cash flows	(12)
Settlement of retirement obligations	(464)
Ending balance	$55,482

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

Derivative Contracts

Foreign Currency Derivative Contracts. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2017, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$781	1.07	4/19/2017
Forward purchase pounds sterling	5,250	1.22	4/19/2017
Forward sale Canadian dollar	1,513	1.35	4/19/2017
Forward purchase Mexican peso	7,740	19.64	4/19/2017
Forward sale Norwegian krone	3,032	8.58	4/19/2017
Forward sale Mexican peso	2,485	19.64	4/19/2017

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

The fair values of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of March 31, 2017 and December 31, 2016, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at March 31, 2017	Fair Value at December 31, 2016
		(In Thousands)
Forward sale contracts	Current assets	$—	$—
Forward purchase contracts	Current assets	492	81
Forward sale contracts	Current liabilities	(143)	—
Forward purchase contracts	Current liabilities	(1)	(371)
Net asset (liability)		$348	$(290)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month periods ended March 31, 2017 and March 31, 2016, we recognized $0.7 million and $(0.1) million of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

NOTE F – EQUITY

Changes in equity for the three month periods ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017			2016
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$233,523	$166,943	$400,466	$241,217	$272,963	$514,180
Net income (loss)	(2,463)	(8,789)	(11,252)	(88,325)	(59,406)	(147,731)
Foreign currency translation adjustment	2,052	141	2,193	971	(453)	518
Comprehensive Income (loss)	(411)	(8,648)	(9,059)	(87,354)	(59,859)	(147,213)
Exercise of common stock options	—	—	—	25	—	25
Proceeds from the issuance of stock, net of offering costs	(11)	—	(11)	—	—	—
Conversions of CCLP Series A Preferred	—	2,388	2,388	—	—	—
Distributions to public unitholders	—	(7,248)	(7,248)	—	(7,209)	(7,209)
Equity-based compensation	1,513	956	2,469	1,738	618	2,356
Treasury stock and other	(36)	(42)	(78)	(5)	(37)	(42)
Ending balance as of March 31	$234,578	$154,349	$388,927	$155,621	$206,476	$362,097

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

On March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, asserting claims of professional negligence, breach of contract and other claims against the engineering firm we hired for engineering design, equipment, procurement, advisory, testing and startup services for our El Dorado, Arkansas chemical production facility. The engineering firm disputed our claims and promptly filed a motion to compel the matter to arbitration. After a lengthy procedural dispute in Arkansas state court, we initiated arbitration proceedings on November 15, 2013. Ultimately, on December 16, 2016, the arbitration panel ruled in our favor, declared us as the prevailing party, and awarded us a total net amount of $12.8 million. We received full payment of the $12.8 million final award on January 5, 2017, and this amount was credited to earnings in the accompanying consolidated statement of operations for the three months ended March 31, 2017.

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

During the three months ended March 31, 2017, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently sold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel continue to monitor the status of these companies. As of March 31, 2017, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$52,262	$42,331
Production Testing Division	6,062	—
Compression Division	9,654	15,161
Offshore Division
Offshore Services	—	116
Maritech	231	89
Total Offshore Division	231	205
Consolidated	$68,209	$57,697

Services and rentals
Fluids Division	$20,632	$16,697
Production Testing Division	14,894	18,794
Compression Division	55,905	66,534
Offshore Division
Offshore Services	8,361	10,130
Maritech	—	—
Intersegment eliminations	—	(523)
Total Offshore Division	8,361	9,607
Consolidated	$99,792	$111,632

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
Interdivision revenues
Fluids Division	$1	$85
Production Testing Division	556	1,077
Compression Division	—	—
Offshore Division
Offshore Services	—	—
Maritech	—	—
Intersegment eliminations	—	—
Total Offshore Division	—	—
Interdivision eliminations	(557)	(1,162)
Consolidated	$—	$—

Total revenues
Fluids Division	$72,895	$59,113
Production Testing Division	21,512	19,871
Compression Division	65,559	81,695
Offshore Division
Offshore Services	8,361	10,246
Maritech	231	89
Intersegment eliminations	—	(523)
Total Offshore Division	8,592	9,812
Interdivision eliminations	(557)	(1,162)
Consolidated	$168,001	$169,329

Income (loss) before taxes
Fluids Division	$20,276	$(358)
Production Testing Division	(2,069)	(19,374)
Compression Division	(14,333)	(104,700)
Offshore Division
Offshore Services	(6,335)	(7,708)
Maritech	(663)	(620)
Intersegment eliminations	—	—
Total Offshore Division	(6,998)	(8,328)
Interdivision eliminations	(166)	4
Corporate Overhead(1)	(7,872)	(16,384)
Consolidated	$(11,162)	$(149,140)

	March 31,
	2017	2016
	(In Thousands)
Total assets
Fluids Division	$326,255	$347,324
Production Testing Division	85,860	109,519
Compression Division	803,874	873,435
Offshore Division
Offshore Services	105,645	109,603
Maritech	3,494	18,452
Total Offshore Division	109,139	128,055
Corporate Overhead and eliminations	(25,635)	(21,029)
Consolidated	$1,299,493	$1,437,304

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2017	2016
	(In Thousands)
General and administrative expense	$9,555	$9,929
Depreciation and amortization	91	114
Interest expense	3,774	6,052
Warrants fair value adjustment	(5,976)	—
Other general corporate (income) expense, net	428	289
Total	$7,872	$16,384

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 1, 2017. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

With the increase in the average price of oil and natural gas during the first three months of 2017 compared to early 2016 levels, we are seeing signals of an improving demand for the products and services of many of our businesses. Increased rig count activity compared to early 2016, particularly in many of the U.S. onshore markets, has corresponded to increased activity levels, particularly for our Fluids Division domestic onshore services business and our domestic Production Testing business, and to a lesser extent, the compression services business of our Compression Division. In addition, offshore activity levels for certain of our Fluids Division customers have been increased compared to the prior year period. However, overall customer pricing levels remain very challenged, and profitability and levels of cash provided by operating activities during the three months ended March 31, 2017 have yet to fully reflect these improving market conditions. Consolidated gross profit improved by $9.7 million during the current year quarter, but this was due to long-lived asset impairments recorded during the prior year period. Consolidated net loss was significantly reduced compared to the prior year period, but this was due to several factors, including the $106.2 million non-cash impairment of goodwill recorded during the prior year period, the collection by our Fluids Division of a successful legal arbitration award of $12.8 million which was credited to earnings during the current year period, and due to a $6.0 million non-cash fair value adjustment that was credited to earnings associated with the warrants that were issued in late 2016. The reduction in net loss during the first quarter of 2017 also reflects the impact of the continuing focus on maintaining a low operating and administrative cost structure, including minimizing headcount additions and continuing to negotiate with our suppliers and service providers to reduce costs in the current environment. However, the results of each of our businesses partially reflect the impact of company-wide reinstatements during the first quarter of 2017 of salaries and the discontinuation of the workweek reductions that were implemented during the first half of 2016.

Given the ongoing challenges in the current market environment, both we and our CSI Compressco LP subsidiary ("CCLP") continue to focus aggressively on conserving cash and monitoring liquidity. We consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. TETRA's debt is serviced by our existing cash balances and cash provided by operating activities (excluding CCLP) and the distributions we receive from CCLP, in excess of our cash capital expenditures (excluding CCLP). During the three months ended March 31, 2017, consolidated cash used by operating activities was $20.5 million, which included $1.8 million of cash provided by the operating activities of CCLP. Growth and maintenance capital expenditure levels continue to be significantly reduced for each of our businesses, including CCLP, in order to conserve cash in the current environment until such reductions are no longer justified. We and CCLP continue to consider additional cost reductions and maintain our efforts to manage working capital. In April 2017, CCLP announced a reduction of approximately 50% in the level of cash distributions to its common unitholders, including us. In May 2017, CCLP entered into an amendment to its bank revolving credit agreement (the "CCLP Credit Agreement") that, among other changes, favorably modified certain financial covenants in the CCLP Credit Agreement. Despite the current level of cash distributions from CCLP, we believe that the cost reduction and capital structuring steps we and CCLP have taken during the past two years will allow us and CCLP to continue to meet our respective financial obligations and fund our respective future growth plans as needed, despite current uncertain operating and financial markets. We and CCLP believe that maintaining reduced cost structures and monitoring our balance sheets and capital structures on an ongoing basis enhances our respective abilities to remain fiscally responsible for the uncertain duration of the current operating environment, and position each of us to capitalize on growth opportunities as industry conditions improve.

Approximately $507.8 million of our consolidated debt balance is owed by CCLP, and is to be serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures) and is secured by the assets of CCLP. The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service and secure our and CCLP's respective capital structures.

	March 31, 2017
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$7,405	$5,423	$—	$12,828
Affiliate receivables	7,788	—	(7,788)	—
Other current assets	186,670	84,971	—	271,641
Property, plant and equipment, net	287,866	635,807	—	923,673
Other assets, including investment in CCLP	32,178	36,296	22,877	91,351
Total assets	$521,907	$762,497	$15,089	$1,299,493

Affiliate payables	$—	$7,788	$(7,788)	$—
Current portion of other liabilities	30	—	—	30
Other current liabilities	63,574	36,236	—	99,810
Long-term debt, net	132,584	507,812	—	640,396
CCLP Series A Preferred Units	—	89,500	(11,240)	78,260
Warrants liability	12,527	—	—	12,527
Other non-current liabilities	78,614	929	—	79,543
Total equity	234,578	120,232	34,117	388,927
Total liabilities and equity	$521,907	$762,497	$15,089	$1,299,493

During the first three months of 2017 we received $5.6 million from CCLP as our share of CCLP common unit distributions. As discussed above, the level of distributions expected to be received from CCLP going forward has been reduced.

Our consolidated operating cash flows during the three months ended March 31, 2017 decreased by $45.8 million, or 181.3%, compared to the corresponding prior year period, primarily due to working capital changes, particularly associated with the timing of collections of receivables and disbursement of payables compared to the prior year period. Consolidated capital expenditures were $5.1 million during the three months ended March 31, 2017, and included $7.2 million of capital expenditures by our Compression Division resulting primarily from a system software development project designed to improve operating and administrative efficiencies. Prior year period consolidated capital expenditures were $3.2 million, including $1.4 million by our Compression Division. Our capital expenditure levels reflect our efforts to defer or reduce capital expenditure projects in the current market environment. Key objectives associated with our separate capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our 11% Senior Note. CCLP also continues to monitor its 2017 capital expenditure program, in light of current low demand and customer pricing levels for its compression products and services in the current environment, minimizing borrowings under the CCLP Credit Agreement. TETRA's future consolidated operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech asset retirement obligations. The amount of recorded liability for these remaining obligations is approximately $45.9 million as of March 31, 2017. Approximately $0.9 million of this amount is expected to be performed during the twelve month period ending March 31, 2018, with the timing of a portion of this work being subject to change.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2016. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, and the current cost of future abandonment and decommissioning obligations. The fair values of portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended March 31, 2017 compared with three months ended March 31, 2016.

Consolidated Comparisons

	Three Months Ended March 31,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$168,001	$169,329	$(1,328)	(0.8)%
Gross profit	14,265	4,611	9,654	209.4%
Gross profit as a percentage of revenue	8.5%	2.7%
General and administrative expense	28,456	33,611	(5,155)	(15.3)%
General and administrative expense as a percentage of revenue	16.9%	19.8%
Goodwill impairment	—	106,205	(106,205)	100.0%
Interest expense, net	13,767	14,639	(872)	(6.0)%
Warrants fair value adjustment	(5,976)	—	5,976
CCLP Series A Preferred fair value adjustment	1,631	—	1,631
Litigation arbitration award	(12,816)	—	(12,816)
Other (income) expense, net	365	(704)	(1,069)
Income (loss) before taxes	(11,162)	(149,140)	137,978
Income (loss) before taxes as a percentage of revenue	(6.6)%	(88.1)%
Provision (benefit) for income taxes	90	(1,409)	1,499
Net income (loss)	(11,252)	(147,731)	136,479
Net (income) loss attributable to noncontrolling interest	8,789	59,406	(50,617)
Net income (loss) attributable to TETRA stockholders	$(2,463)	$(88,325)	$85,862

Consolidated revenues for 2017 decreased slightly compared to the prior year period, as increased Fluids Division and Production Testing revenues were more than offset by decreases in each of the other core segments due to continuing overall oil and gas services industry market challenges. The increase in Fluids Division revenues was primarily driven by increased sales of offshore completion fluids products and onshore water management services activity, resulting in a $13.8 million increase in Fluids Division revenues. Our Compression Division reported a $16.1 million decrease in revenues compared to the prior year period, primarily due to decreased demand and pricing for compression services. Lower industry demand and activity levels also continue to negatively impact our Production Testing and Offshore Services segments, although during early 2017 we continue to see indicators of an improving demand for our products and services. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased significantly during 2017 compared to the prior year period primarily due to $10.7 million of long-lived asset impairments recorded during the prior year period. The reduced demand for many of our products and services, as well as the impact of associated pricing pressures, continues to challenge the profitability of each of our businesses. While we remain aggressive in managing operating costs and maintaining reduced headcount, the results of each of our businesses partially reflect the impact of company-wide reinstatements during the first quarter of 2017 of salary and workweek reductions that were implemented during the first half of 2016.

Consolidated general and administrative expenses decreased during the first quarter of 2017 compared to the prior year period, primarily due to decreased professional services fees of $4.5 million and decreased insurance and other general expenses of $0.7 million. Such cost reductions resulted in a decrease in general and administrative expense as a percentage of consolidated revenues compared to the prior year period.

Consolidated interest expense decreased during the first quarter of 2017 compared to the prior year period primarily due to the decrease in Corporate interest expense, reflecting the decrease in long-term debt outstanding. Largely offsetting this decrease, Compression Division interest expense increased related to the paid in kind distributions on the CCLP Preferred Units which were issued during 2016. Interest expense during 2017 and 2016 includes $1.1 million and $1.1 million, respectively, of finance cost amortization.

The Warrants are accounted for as a derivative liability in accordance with Accounting Standards Codification ("ASC") 815 and therefore they are classified as a long-term liability on our consolidated balance sheet at their fair value. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding.

The CCLP Preferred Units may be settled using a variable number of CCLP common units, and therefore the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480. Because the CCLP Preferred Units are convertible into CCLP common units at the option of the holder, the fair value of the CCLP Preferred Units will generally increase or decrease with the trading price of the CCLP common units, and this increase (decrease) in CCLP Preferred Unit fair value will be charged (credited) to earnings, resulting in future volatility of our earnings during the period the CCLP Preferred Units are outstanding.

Consolidated other income was $0.4 million during the current year quarter compared to $0.7 million during the prior year quarter, primarily due to the collection by our Fluids Division of a successful legal arbitration award of $12.8 million that was credited to other income during the current year period.

Our consolidated provision for income taxes during the first three months of 2017 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended March 31, 2017 of negative 0.8% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 was negatively impacted by the nondeductible portion of our goodwill impairments during the three month period ended March 31, 2016.

Divisional Comparisons

Fluids Division

	Three Months Ended March 31,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$72,895	$59,113	$13,782	23.3%
Gross profit	13,495	7,491	6,004	80.1%
Gross profit as a percentage of revenue	18.5%	12.7%
General and administrative expense	6,046	8,492	(2,446)	(28.8)%
General and administrative expense as a percentage of revenue	8.3%	14.4%
Interest (income) expense, net	13	(26)	39
Litigation arbitration award	(12,816)	—	(12,816)
Other (income) expense, net	(24)	(617)	593
Income before taxes	$20,276	$(358)	$20,634
Income before taxes as a percentage of revenue	27.8%	(0.6)%

The increase in Fluids Division revenues during the current year quarter compared to the prior year quarter was primarily due to $9.8 million of increased product sales revenues, primarily due to increased clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico, and despite the lack of a significant TETRA CS Neptune(R) completion fluid project during the period. While offshore rig counts remain low, we have seen an increase in demand from our customers, contributing to this increase. In addition, onshore manufactured product sales also increased compared to the prior year period. Service revenues increased $3.9 million, primarily due to increased water management services activity resulting from the impact of increased demand, reflecting the growth in domestic onshore rig count.

Fluids Division gross profit during the current year quarter increased compared to the prior year quarter primarily due to increased revenues and profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products. Fluids Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune(R) completion fluid offshore projects.

The Fluids Division reported a significant increase in pretax earnings during the current year quarter compared to the prior year quarter primarily due to the collection of a successful legal arbitration award of $12.8 million during January 2017 that was credited to earnings. In addition, pretax earnings also increased due to the increased gross profit discussed above. Fluids Division administrative cost levels decreased compared to the prior year quarter, primarily due to $2.3 million of decreased legal and professional fees. Following the January 2017 legal arbitration award, legal fee expenses are expected to continue to be decreased compared to the 2016 period. The Fluids Division continues to review opportunities to further reduce its administrative costs.

Production Testing Division

	Three Months Ended March 31,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$21,512	$19,871	$1,641	8.3%
Gross profit (loss)	83	(3,417)	3,500	(102.4)%
Gross profit as a percentage of revenue	0.4%	(17.2)%
General and administrative expense	2,380	2,934	(554)	(18.9)%
General and administrative expense as a percentage of revenue	11.1%	14.8%
Goodwill impairment	—	13,871	(13,871)	100.0%
Interest (income) expense, net	(122)	(189)	67
Other (income) expense, net	(107)	(659)	552
Loss before taxes	$(2,068)	$(19,374)	$17,306	(89.3)%
Loss before taxes as a percentage of revenue	(9.6)%	(97.5)%

Production Testing Division revenues increased during the current year quarter compared to the prior year quarter due to $6.1 million of product sales revenues associated with an international equipment sale, and despite decreased services revenues, particularly from certain domestic and international markets. While onshore U.S. activity levels in certain markets have reflected increased rig counts compared to the prior year quarter, customer pricing levels continue to be challenging due to excess availability of equipment.

The Production Testing Division had a gross profit during the current year quarter compared to a gross loss during the prior year quarter primarily due to a $2.8 million impairment of long-lived assets recorded during the prior year period. The Production Testing Division continues to monitor its cost structure in light of current market conditions.

The Production Testing Division reported a decreased pretax loss during the current year quarter compared to the prior year quarter, primarily due to the goodwill impairment recorded during the prior year period. In addition to the gross profit discussed above, reduced general and administrative expenses also contributed to the reduced pretax loss. General and administrative expenses decreased due to $0.4 million of decreased employee-related expenses, primarily from reduced headcount, salary reductions, and other employee related cost reductions. Other income decreased primarily due to increased foreign currency losses.

Compression Division

	Three Months Ended March 31,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$65,559	$81,695	$(16,136)	(19.8)%
Gross profit	6,163	6,955	(792)	(11.4)%
Gross profit as a percentage of revenue	9.4%	8.5%
General and administrative expense	8,770	10,232	(1,462)	(14.3)%
General and administrative expense as a percentage of revenue	13.4%	12.5%
Goodwill Impairment	—	92,334	(92,334)
Interest (income) expense, net	10,102	8,802	1,300
CCLP Series A Preferred fair value adjustment	1,631	—	1,631
Other (income) expense, net	(7)	287	(294)
Income (loss) before taxes	$(14,333)	$(104,700)	$90,367	(86.3)%
Income (loss) before taxes as a percentage of revenue	(21.9)%	(128.2)%

Compression Division revenues decreased during the current year quarter compared to the prior year quarter, primarily due to a $10.6 million decrease in service revenues associated with the Compression Division's compression and aftermarket services operations. This reduction in service revenues was primarily due to reduced customer pricing and the impact of sales of compressor packages that were previously in service. Although overall utilization of the Compression Division's compressor fleet has improved for two consecutive quarterly periods, demand for low-horsepower production enhancement compression services remains challenged. The $5.5 million decrease in product sales revenues was due to a lower number of new compressor equipment sales for customer projects compared to the prior year quarter, particularly for high-horsepower projects. Although the current equipment sales backlog has begun to improve, it is anticipated that compressor package sales revenues will continue to be decreased compared to pre-2016 levels.

Compression Division gross profit decreased during the current year quarter compared to the prior year quarter despite a $7.9 million impairment of long-lived assets that was recorded during the prior year period, due to the factors affecting compression service revenues discussed above. Competitive pricing pressures began to diminish in late 2016, although customer pricing still remains generally lower than early 2016 levels.

The Compression Division recorded a decreased pretax loss during the current year quarter compared to the prior year quarter primarily due to the impact of goodwill impairment recorded during the prior year period. In addition to the decreased gross profit discussed above, interest expense increased compared to the prior year period due to the expense associated with paid in kind distributions on the CCLP Preferred Units, which were issued in late 2016. In addition, the fair value adjustment of the CCLP Preferred Units was also charged to earnings during the current year period. Changes in the fair value of the CCLP Preferred Units may generate additional volatility to our earnings going forward. Partially offsetting the above increased expenses, general and administrative expense levels decreased compared to the prior year period, mainly due to decreased professional service fees of $1.1 million. Other income increased due to the increased foreign currency gains.

Offshore Division

Offshore Services Segment

	Three Months Ended March 31,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$8,361	$10,246	$(1,885)	(18.4)%
Gross profit	(4,963)	(5,989)	1,026	(17.1)%
Gross profit as a percentage of revenue	(59.4)%	(58.5)%
General and administrative expense	1,468	1,718	(250)	(14.6)%
General and administrative expense as a percentage of revenue	17.6%	16.8%
Interest (income) expense, net	—	—	—
Other (income) expense, net	(96)	1	(97)
Income before taxes	$(6,335)	$(7,708)	$1,373	(17.8)%
Income before taxes as a percentage of revenue	(75.8)%	(75.2)%

Revenues for the Offshore Services segment decreased during the current year quarter compared to the prior year quarter primarily due to reduced revenues from its heavy lift business, more than offsetting the increased revenues from diving and well abandonment services. Decreased heavy lift activity levels in the U.S. Gulf of Mexico during the current quarter reflected normal winter season activity, compared to the completion of a large decommissioning campaign during the prior year period. Demand for services has begun to increase, and Offshore Services anticipates continued improved demand levels compared to the prior year period. There were no revenues from Offshore Services work performed for our Maritech segment during the current year quarter, compared to $0.4 million of revenues during the prior year quarter. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be low in future periods.

The Offshore Services segment reflected a decreased gross loss during the current year quarter compared to the prior year quarter, despite the impact of the decreased activity levels discussed above, due to the impact of additional cost reduction measures and process efficiencies that have been implemented. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

The Offshore Services segment reported a decreased pretax loss during the current year quarter compared to the prior year quarter due to the decreased gross loss discussed above and a reduction in general and administrative expenses. Administrative expenses decreased primarily due to $0.4 million of decreased salary and employee related expenses. This decrease was offset by an increased provision related to doubtful accounts of $0.2 million. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Three Months Ended March 31,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$231	$89	$142	159.6%
Gross profit (loss)	(426)	(315)	(111)
General and administrative expense	237	305	(68)	(22.3)%
General and administrative expense as a percentage of revenue	102.6%	342.7%
Interest (income) expense, net	—	—	—
Other (income) expense, net	—	—	—
Loss before taxes	$(663)	$(620)	$(43)	6.9%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward. Revenue decreased during the current year quarter compared to the prior year quarter due to decreased production volumes.

Maritech reported an increased gross loss during the current year quarter compared to the prior year quarter, primarily due to increased accretion expense.

Maritech reported an increased pretax loss during the current year quarter compared to the prior year period primarily due to the increased gross loss as discussed above.

Corporate Overhead

	Three Months Ended March 31,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(91)	$(114)	$23	20.2%
General and administrative expense	9,555	9,929	(374)	(3.8)%
Interest (income) expense, net	3,774	6,052	(2,278)
Warrants fair value adjustment	(5,976)	—	(5,976)
Other (income) expense, net	428	289	139
Loss before taxes	$(7,872)	$(16,384)	$8,512	52.0%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year quarter, primarily due to the adjustment of the fair value of the outstanding Warrants liability, which resulted in a $6.0 million credit to earnings. In addition, interest expense during the current year period decreased compared to the prior year period, reflecting the reduction in outstanding long-term debt following the June and December 2016 equity offerings, the proceeds from which were primarily used to retire long-term debt outstanding. In addition, corporate general and administrative expense also decreased primarily due to $1.0 million of decreased legal and professional fees. This decrease was partially offset by increased salary, incentives and employee related expenses of $0.7 million.

Liquidity and Capital Resources

Due to the continuing challenging market environment for a number of our businesses, we had a consolidated use of cash flows from operating activities during the first three months of 2017 compared to cash flows provided from operating activities during the corresponding prior year period. This decrease occurred largely due to the timing of collections of accounts receivable. In addition, operating cash flows decreased as a result of decreased profitability due to overall customer pricing pressures, and despite improving activity levels and a continued focus on working capital and maintaining cost reduction efficiencies. CCLP generated $1.8 million of our consolidated operating cash flows during the three months ended March 31, 2017, and we received $5.6 million of cash distributions from CCLP during the three months ended March 31, 2017 compared to $5.6 million during the corresponding prior year period. In April 2017, CCLP announced a reduction of approximately 50% in the level of cash distributions to its common unitholders, including us. In addition, during the three months ended March 31, 2017, we received common units issued by CCLP in lieu of cash for reimbursement of certain administrative expenses charged to CCLP. We believe that, despite the expected reduction in future cash distribution levels from CCLP, the cost reduction and capital structure steps we have taken during the past two years position us to continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating and financial markets.

We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of March 31, 2017. With regard to CCLP, considering financial forecasts as of May 10, 2017 for the subsequent twelve month period, which consider the May 2017 amendment to the CCLP Credit Agreement (see discussion below), and the current level of cash distributions to be paid on CCLP common units, CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its debt agreements through May 10, 2018. We have reviewed our financial forecasts as of May 10, 2017 for the subsequent twelve month period, which consider the current level of cash distributions expected to be received on the CCLP common units we own. Based on this review as of May 10, 2017, we anticipate that we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under our debt agreements through May 10, 2018.

Our consolidated sources and uses of cash during the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31, 2017	Three months ended March 31, 2016
	(In Thousands)
Operating activities	$(20,538)	$25,261
Investing activities	(4,619)	(1,992)
Financing activities	8,033	(20,538)

Because of the level of consolidated debt, we believe it is increasingly important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. (See Financing Activities section below for a discussion of the terms of our and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $640.4 million as of March 31, 2017. However, approximately $507.8 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP and secured by its assets. Through our 42% common unit ownership interest in CCLP and ownership of an approximately 2% general partner interest that includes incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $5.4 million of the $12.8 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of March 31, 2017, and subject to compliance with the respective covenants and other provisions of the agreements that may limit borrowings under the respective credit facilities, CCLP had availability of $88.1 million under the CCLP Credit Agreement, and we had availability of $177.0 million under our Credit Agreement. CCLP's availability under the CCLP Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment.

Operating Activities

Cash flows used by operating activities totaled $20.5 million during the first three months of 2017 compared to $25.3 million of cash flows generated by operating activities during the corresponding prior year period, a decrease of $45.8 million or 181%. Operating cash flows decreased primarily due to working capital changes, particularly due to the timing of collections of significant accounts receivable. We have taken steps to aggressively manage working capital, including increased collection efforts and a focus on minimizing inventory levels. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for the vast majority of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. The continuation of decreased oil and natural gas prices compared to pre-2015 levels has continued to negatively affect the capital expenditure and operating plans of our oil and gas customers, affecting each of our operating segments. The volatility of oil and natural gas prices is expected to continue in the future. While domestic onshore rig counts have steadily improved compared to early 2016, offshore and international activity levels remain relatively unchanged. If oil and gas industry activity levels remain at current levels or decrease in the future, we expect that our levels of operating cash flows will continue to be negatively affected.

During the first three months of 2017, we have continued to take steps to maintain reduced operating and administrative headcount and implement cost reductions for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have partially mitigated the decreased operating cash flows and profitability resulting from the current market environment. We will continue to review for other opportunities to reduce costs. While each of our businesses remain aggressive in managing operating costs and maintaining reduced headcount, our cash flows from operating activities partially reflect the impact of company-wide reinstatement during the first quarter of 2017 of salaries and discontinuation of the workweek reductions that were implemented during 2016.

As of March 31, 2017, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $45.9 million. Approximately $0.9 million of this amount is expected to be performed during the twelve month period ended March 31, 2018, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal work associated with an offshore platform that was previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings and cash flows in future periods.

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

Investing Activities

During the first three months of 2017, the total amount of our net cash utilized on investing activities was $4.6 million. Total cash capital expenditures during the first three months of 2017 were $5.1 million, net of disposals. Our Fluids Division spent $0.8 million of our capital expenditures during the first three months of 2017, the majority of which related primarily to equipment additions. Our Production Testing Division spent $0.1 million on capital expenditures, primarily to add to its international production testing equipment fleet. Our Compression Division spent $5.3 million, primarily for a system software development project designed to improve operating and administrative efficiencies beginning in late 2017. Our Offshore Services segment spent $1.8 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

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

Financing Activities

During the first three months of 2017, the total amount of consolidated cash provided by financing activities was $8.0 million. To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities from short-term borrowings, long-term borrowings, leases, equity issuances, and other sources of capital. We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of March 31, 2017.

See CCLP Financing Activities below for discussion of the CCLP Preferred Units and CCLP's long-term debt.

Our Long-Term Debt

Our Bank Credit Facility. As of May 10, 2017, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (as amended, the "Credit Agreement"), of $28.3 million, and had $5.0 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability, subject to compliance with our covenants and other provisions of the Credit Agreement that limit borrowings under the Credit Facility, of $166.7 million. These amounts do not reflect the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement, and is discussed further below. The Credit Agreement, as amended, matures on September 30, 2019 and limits aggregate lender commitments to $200 million. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 2.50% to 4.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.35% to 1.00% on unused portions of the facility. All obligations under the Credit Agreement and the guarantees of such obligations are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders of the Credit Agreement as well as the holder of our 11% Senior Note. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions and capital expenditures.

Our Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. The Credit Agreement requires us to maintain (i) a fixed charge coverage ratio that may not be less than 1.25 to 1 as of the end of any fiscal quarter; and (ii) a consolidated leverage ratio that may not exceed (a) 5.00 to 1 at the end of fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (b) 4.75 to 1 at the end of fiscal quarters ending March 31, 2018 and June 30, 2018, (c) 4.50 to 1 at the end of fiscal quarters ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of each of the fiscal quarters thereafter. At March 31, 2017, our consolidated leverage ratio was 2.58 to 1 (compared to a 5.00 to 1 maximum allowed under the Credit Agreement). At March 31, 2017, our fixed charge coverage ratio was 2.40 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement). Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 11% Senior Note. We have reviewed our financial forecasts as of May 10, 2017 for the subsequent twelve month period, which consider the current level of distributions expected to be received on the CCLP common units we own. Based on this review, and the current market conditions as of May 10, 2017, we anticipate that, despite the current industry environment and activity levels, we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under our debt agreements through May 10, 2018.

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

Our Senior Note. Our senior note consists of the 11% Senior Note that was initially issued and sold in November 2015 and later amended (the "Amended and Restated 11% Senior Note Agreement"). As of May 10, 2017, the aggregate principal amount outstanding of the 11% Senior Note is $125.0 million.

The 11% Senior Note bears interest at the fixed rate of 11.0% and matures on November 5, 2022. Interest on the 11% Senior Note is due quarterly on March 15, June 15, September 15, and December 15 of each year. We may prepay the 11% Senior Note, in whole or in part at a prepayment price equal to (i) prior to November 20, 2018, 100% of the principal amount so prepaid, plus accrued and unpaid interest and a “make-whole” prepayment amount, (ii) during the period commencing on November 20, 2018, and ending on November 19, 2019, 104% of the principal amount so prepaid, plus accrued and unpaid interest, (iii) during the period commencing on November 20, 2019 and ending on November 19, 2020, 102% of the principal amount so prepaid, plus accrued and unpaid interest, (iv) during the period commencing on November 20, 2020, and ending on November 19, 2021, 101% of the principal amount so prepaid, plus accrued and unpaid interest, and (v) on or after November 20, 2021, 100% of the principal amount so prepaid, plus accrued and unpaid interest.

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

The Amended and Restated 11% Senior Note Agreement includes cross-default provisions relating to other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. Upon the occurrence and during the continuation of an event of default under the Amended and Restated 11% Senior Note Agreement, the 11% Senior Note may become immediately due and payable, either automatically or by declaration of holders of more than 50% in principal amount of the 11% Senior Note at the time outstanding.

In addition, the Amended and Restated 11% Senior Note Agreement requires a minimum fixed charge coverage ratio at the end of any fiscal quarter of 1.25 to 1 and allows a maximum ratio of consolidated funded indebtedness at the end of any fiscal quarter of a defined measure of earnings ("EBITDA") of (a) 5.00 to 1 as of the end of any fiscal quarter ending during the period commencing March 31, 2017 and ending December 31, 2017, (b) 4.75 to1 as of the end of any fiscal quarter ending March 31, 2018 and June 30, 2018 and (c) 4.50 to 1 as of the end of any fiscal quarter ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of fiscal quarters ending thereafter. Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Note is secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries. See the above discussion of our Credit Agreement for a description of these security interests. The 11% Senior Note is pari passu in right of payment with all borrowings under the Credit Agreement and ranks at least pari passu in right of payment with all other outstanding indebtedness. We are in compliance with all covenants of the Senior Unsecured Note Purchase Agreement as of March 31, 2017. At March 31, 2017, our ratio of consolidated funded indebtedness to EBITDA was 2.58 to 1 (compared to 5.00 to 1 maximum allowed under the Amended and Restated 11% Senior Note Agreement).

CCLP Financing Activities

CCLP Preferred Units. On August 8, 2016 and September 20, 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to its issuance and sale in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 CCLP Preferred Units for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds, after deducting certain offering expenses, of approximately $77.3 million. We purchased 874,891 of the CCLP Preferred Units at the aggregate Issue Price of $10.0 million.

In connection with the closing of the Initial Private Placement, CSI Compressco GP Inc (our wholly owned subsidiary) executed the Amended and Restated CCLP Partnership Agreement to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of CCLP with respect to distribution rights and rights upon liquidation. We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

Ratable portions of the CCLP Preferred Units have been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. The maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is potentially unlimited; however, CCLP may, at its option, pay cash, or a combination of cash and CCLP common units, to the CCLP Preferred Unitholders instead of issuing CCLP common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. Including paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, the total number of CCLP Preferred Units outstanding as of March 31, 2017 was 7,027,510, of which we held 882,573.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of March 31, 2017 was $78.3 million. Changes in the fair value during each quarterly period, if any, are charged to earnings in the accompanying consolidated statements of operations. Charges to earnings for changes in the fair value of the CCLP Preferred Units, along with the accrual and payment of paid-in-kind distributions associated with the CCLP Preferred Units, are non-cash charges associated with the CCLP Preferred Units.

In addition, the CCLP Unit Purchase Agreements include certain provisions regarding change of control, transfer of CCLP Preferred Units, indemnities, and other matters described in detail in the CCLP Unit Purchase Agreements. The CCLP Unit Purchase Agreements contain customary representations, warranties and covenants of CCLP and the purchasers.

CCLP’s Bank Credit Facilities. Under CCLP's bank credit agreement, (as amended, the "CCLP Credit Agreement"), CCLP and CSI Compressco Sub, Inc. are named as the borrowers and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries). We are not a borrower or a guarantor under the CCLP Credit Agreement. The CCLP Credit Agreement, as amended, includes a maximum credit commitment of $315.0 million, and included within such amount is availability for letters of credit (with a sublimit of $20.0 million) and swingline loans (with a sublimit of $60.0 million). The CCLP Credit Agreement is an asset-based facility.

On May 5, 2017, CCLP entered into an amendment (the "CCLP Fifth Amendment") to the CCLP Credit Agreement that, among other changes, modified certain financial covenants in the CCLP Credit Agreement. In connection with the CCLP Fifth Amendment, the level of CCLP's cash distributions payable on its common units for the quarterly period ended June 30, 2017 will be limited to the current reduced level. The CCLP Fifth Amendment also included additional revisions that provide flexibility to CCLP for the issuance of preferred securities.

As of May 10, 2017, CCLP has a balance outstanding under the CCLP Credit Agreement of $230.0 million, and $1.9 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $83.1 million. Availability under the CCLP Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment as well as subject to compliance with covenants and other provisions in the CCLP Credit Agreement that may limit borrowings under the CCLP Credit Agreement.

The CCLP Credit Agreement is available to provide CCLP's working capital needs, letters of credit, and for general partnership purposes, including capital expenditures and potential future expansions or acquisitions. So long as CCLP is not in default, and maintains excess availability of $30.0 million, the CCLP Credit Agreement can also be used to fund its quarterly common unit distributions at the option of the board of directors of its General Partner (provided that after giving effect to such distributions, CCLP will be in compliance with the financial covenants). Borrowings under the CCLP Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default. The CCLP Credit Agreement matures in August 2019.

Borrowings under the CCLP Credit Agreement generally bear interest at a rate per annum equal to, at CCLP's option, either (a) LIBOR (adjusted to reflect any required bank reserves) plus a leverage based margin that ranges between 2.00% and 3.50% per annum or (b) a base rate plus a leverage-based margin that ranges between 1.00% and 2.50% per annum; in each case depending on the applicable consolidated total leverage ratio. CCLP pays a commitment fee ranging from 0.375% to 0.50% per annum on the unused portion of the facility. Under the CCLP Credit Agreement, CCLP and CSI Compressco Sub, Inc. are named as the borrowers and all obligations under the CCLP Credit Agreement are guaranteed by all of CCLP's existing and future, direct and indirect, domestic restricted subsidiaries (other than domestic subsidiaries that are wholly owned by foreign subsidiaries), and secured by substantially all of CCLP's assets and the assets of its domestic subsidiaries. We are not a borrower or a guarantor under the CCLP Credit Agreement.

The CCLP Credit Agreement, as amended, requires CCLP to maintain (i) a minimum consolidated interest coverage ratio as of each quarter end period (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 3.25 to 1 as of the end of any fiscal quarter, calculated on a trailing four quarters basis. At March 31, 2017, CCLP's consolidated total leverage ratio was 5.67 to 1, its consolidated secured leverage ratio was 2.45 to 1, and its interest coverage ratio was 2.95 to 1. In addition, the CCLP Credit Agreement includes other customary covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the CCLP Credit Agreement requires that, among other conditions, CCLP use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of CCLP's permitted capital expenditures in the ordinary course of business during each fiscal year ranging from $25.0 million in 2016 to $75.0 million in 2019.

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the CCLP Credit Agreement, exclude the long-term liability for the CCLP Preferred Units, among other items, in the determination of total indebtedness.

CCLP is in compliance with all covenants of the CCLP Credit Agreement as of March 31, 2017. CCLP has reviewed its financial forecasts as of May 10, 2017 for the subsequent twelve month period, which considers the

May 2017 amendment to the CCLP Credit Agreement and the current level of distributions to be paid on CCLP common units. CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its debt agreements through May 10, 2018.

All obligations under the CCLP Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first lien security interest in substantially all of CCLP's assets and the assets of its existing and future domestic subsidiaries, and all of the capital stock of CCLP's existing and future subsidiaries (limited in the case of foreign subsidiaries, to 65% of the voting stock of first tier foreign subsidiaries).

CCLP 7.25% Senior Notes. The obligations under the CCLP 7.25% Senior Notes are jointly and severally and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Securities") were issued pursuant to an indenture described below. As of May 9, 2017, $295.9 million in aggregate principal amount of the CCLP 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants of the CCLP Senior Note Purchase Agreement as of March 31, 2017.

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

TETRA's Credit Agreement, as amended, matures in September 2019, and the CCLP Credit Agreement matures in August 2019, TETRA's 11% Senior Note matures in November 2022, and the CCLP Senior Notes mature in August 2022. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue additional equity to fund our capital needs, additional dilution to our common stockholders will occur.

Although near-term growth plans have been suspended and are subject to our efforts to conserve cash and rationalize our cost structure during the current period of low oil and natural gas prices, we maintain a long-term growth strategy for our core businesses. CCLP has also temporarily suspended many of its capital expenditure projects. CCLP's long-term growth objectives are funded from cash available under its credit facilities, other borrowings, cash generated from the issuance of common or preferred units, as well as its available cash.

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

The CCLP's Amended and Restated Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its common unitholders of record on the applicable record date. During the three months ended March 31, 2017, CCLP distributed $12.9 million, including $7.2 million to its non-affiliated common unitholders. In April 2017, CCLP announced a reduction to the level of cash distributions to its common unitholders, including us. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its operating, investing, and debt services requirements. During the current period of low oil and natural gas pricing, there can be no assurance that the quarterly distributions from CCLP will increase from the current reduced amount per unit, or that there will not be additional future decreases in the amount of distributions going forward.

Off Balance Sheet Arrangements

As of March 31, 2017, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

During the three months ended March 31, 2017, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows that are intended to secure the buyers' obligations to perform the decommissioning work. One company that bought, and subsequently resold, Maritech properties filed for Chapter 11 bankruptcy protection in August 2015. Maritech and its legal counsel continue to monitor the status of these companies. As of March 31, 2017, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first three months of 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

For additional information about our contractual obligations as of December 31, 2016, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2016.

Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report are identifiable by the use of the following words and other similar words: “anticipates", "assumes", “believes,” "budgets", “could,” “estimates,” "expects", "forecasts", "goal", "intends", "may", "might", "plans", "predicts", "projects", "schedules", "seeks", "should", "targets", "will", and "would".

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, those set forth in Item 1A "Risk Factors" in Part II of this Quarterly Report on Form 10-Q, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 1, 2017. We depend on U.S. and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and operating cash flows to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

Through March 31, 2017, there have been no material changes pertaining to our interest risk rate exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Exchange Rate Risk

As of March 31, 2017, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
January 1 – January 31, 2017	—	(2)	$—	—	$14,327,000
February 1 – February 28, 2017	—	(2)	—	—	14,327,000
March 1 – March 31, 2017	—	(2)	—	—	14,327,000
Total	—			—	$14,327,000

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2017.

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

TETRA Technologies, Inc.

Date:	May 10, 2017	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	May 10, 2017	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	May 10, 2017	By:	/s/Ben C. Chambers
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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2017 and 2016; (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2017.