Form 10-Q
period 2017-06-30
TETRA TECHNOLOGIES INC
filed 2017-08-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 9, 2017, there were 115,897,838 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Product sales	$86,528	$64,446	$154,737	$122,143
Services and rentals	121,841	111,214	221,633	222,846
Total revenues	208,369	175,660	376,370	344,989
Cost of revenues:
Cost of product sales	62,082	51,011	111,951	96,270
Cost of services and rentals	90,779	74,582	165,168	149,764
Depreciation, amortization, and accretion	28,620	33,538	58,098	67,145
Impairments of long-lived assets	—	257	—	10,927
Total cost of revenues	181,481	159,388	335,217	324,106
Gross profit	26,888	16,272	41,153	20,883
General and administrative expense	31,232	27,181	59,688	60,792
Goodwill impairment	—	—	—	106,205
Interest expense, net	14,328	14,335	28,095	28,974
Warrants fair value adjustment income	(5,545)	—	(11,521)	—
CCLP Series A Preferred fair value adjustment income	(4,834)	—	(3,203)	—
Litigation arbitration award expense (income), net	2,714	—	(10,102)	—
Other (income) expense, net	209	2,210	574	1,506
Income (loss) before taxes	(11,216)	(27,454)	(22,378)	(176,594)
Provision (benefit) for income taxes	3,403	1,770	3,493	361
Net income (loss)	(14,619)	(29,224)	(25,871)	(176,955)
(Income) loss attributable to noncontrolling interest	3,628	2,650	12,417	62,056
Net income (loss) attributable to TETRA stockholders	$(10,991)	$(26,574)	$(13,454)	$(114,899)
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.10)	$(0.32)	$(0.12)	$(1.42)
Average shares outstanding	114,534	81,842	114,375	80,631
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$(0.10)	$(0.32)	$(0.12)	$(1.42)
Average diluted shares outstanding	114,534	81,842	114,375	80,631

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$(14,619)	$(29,224)	$(25,871)	$(176,955)
Foreign currency translation adjustment	2,968	(3,367)	5,161	(2,849)
Comprehensive income (loss)	(11,651)	(32,591)	(20,710)	(179,804)
Comprehensive (income) loss attributable to noncontrolling interest	3,303	2,585	12,233	61,539
Comprehensive income (loss) attributable to TETRA stockholders	$(8,348)	$(30,006)	$(8,477)	$(118,265)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,098	$29,840
Restricted cash	6,882	6,691
Trade accounts receivable, net of allowances of $4,020 in 2017 and $6,291 in 2016	148,027	114,284
Inventories	118,085	106,546
Assets held for sale	44	214
Prepaid expenses and other current assets	20,037	18,216
Total current assets	316,173	275,791
Property, plant, and equipment:
Land and building	79,106	78,929
Machinery and equipment	1,345,741	1,348,286
Automobiles and trucks	36,453	36,341
Chemical plants	184,798	182,951
Construction in progress	25,866	11,918
Total property, plant, and equipment	1,671,964	1,658,425
Less accumulated depreciation	(760,061)	(712,974)
Net property, plant, and equipment	911,903	945,451
Other assets:
Goodwill	6,636	6,636
Patents, trademarks and other intangible assets, net of accumulated amortization of $61,376 in 2017 and $57,663 in 2016	64,915	67,713
Deferred tax assets, net	28	28
Other assets	18,230	19,921
Total other assets	89,809	94,298
Total assets	$1,317,885	$1,315,540

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$51,142	$45,889
Unearned income	16,773	13,879
Accrued liabilities	65,357	55,666
Decommissioning and other asset retirement obligations	809	1,451
Total current liabilities	134,081	116,885
Long-term debt, net	647,412	623,730
Deferred income taxes	7,133	7,296
Decommissioning and other asset retirement obligations, net of current portion	55,190	54,027
CCLP Series A Preferred Units	67,636	77,062
Warrants liability	6,982	18,503
Other liabilities	15,724	17,571
Total long-term liabilities	800,077	798,189
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at June 30, 2017 and 150,000,000 shares authorized at December 31, 2016; 119,115,835 shares issued at June 30, 2017 and 117,851,063 shares issued at December 31, 2016	1,179	1,179
Additional paid-in capital	422,784	419,232
Treasury stock, at cost; 3,193,670 shares held at June 30, 2017, and 2,865,991 shares held at December 31, 2016	(18,610)	(18,316)
Accumulated other comprehensive income (loss)	(45,940)	(51,285)
Retained earnings (deficit)	(130,740)	(117,287)
Total TETRA stockholders' equity	228,673	233,523
Noncontrolling interests	155,054	166,943
Total equity	383,727	400,466
Total liabilities and equity	$1,317,885	$1,315,540

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$(25,871)	$(176,955)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	58,098	67,145
Impairment of long-lived assets	—	10,927
Impairment of goodwill	—	106,205
Provision (benefit) for deferred income taxes	(316)	(533)
Equity-based compensation expense	5,444	9,001
Provision for doubtful accounts	1,244	1,333
Excess decommissioning and abandoning costs	—	2,793
Amortization of deferred financing costs	2,266	2,128
CCLP Series A Preferred offering costs	37	—
CCLP Series A Preferred accrued paid in kind distributions	3,797	—
CCLP Series A Preferred fair value adjustment	(3,203)	—
Warrants fair value adjustment	(11,521)	—
Other non-cash charges and credits	(335)	2,557
Gain on sale of assets	(533)	(1,856)
Changes in operating assets and liabilities:
Accounts receivable	(30,970)	70,412
Inventories	(10,690)	(14,198)
Prepaid expenses and other current assets	(1,983)	2,137
Trade accounts payable and accrued expenses	14,605	(41,686)
Decommissioning liabilities	(497)	(3,443)
Other	(133)	(911)
Net cash provided (used in) by operating activities	(561)	35,056
Investing activities:
Purchases of property, plant, and equipment, net	(16,643)	(8,996)
Proceeds on sale of property, plant, and equipment	380	2,279
Other investing activities	44	27
Net cash used in investing activities	(16,219)	(6,690)
Financing activities:
Proceeds from long-term debt	178,700	281,300
Principal payments on long-term debt	(156,550)	(350,501)
CCLP distributions	(10,944)	(14,418)
Proceeds from issuance of common stock, net of underwriters' discount	—	60,404
Tax remittances on equity based compensation	(407)	(1,459)
Debt issuance costs and other financing activities	(1,291)	(2,095)
Net cash provided by (used in) financing activities	9,508	(26,769)
Effect of exchange rate changes on cash	530	(737)
Increase (decrease) in cash and cash equivalents	(6,742)	860
Cash and cash equivalents at beginning of period	29,840	23,057
Cash and cash equivalents at end of period	$23,098	$23,917
Supplemental cash flow information:
Interest paid	$22,716	$28,703
Income taxes paid	4,416	2,662
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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. Our interests in oil and gas properties are proportionately consolidated. All intercompany accounts and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2017 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2017.

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

In April 2017, CCLP announced a reduction to the level of cash distributions to its common unitholders, including us. We have reviewed our financial forecasts as of August 9, 2017 for the subsequent twelve month period, which consider the impact of the current distribution levels from CCLP. Based on our financial forecasts, which reflect certain operating and other business assumptions that we believe to be reasonable as of August 9, 2017, we believe that despite the current industry environment and activity levels, we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through August 9, 2018.

In May 2017, CCLP entered into an amendment of the agreement governing its bank revolving credit facility (as amended, the "CCLP Credit Agreement") by, among other things, favorably amending certain financial covenants. (See Note B - Long-Term Debt and Other Borrowings.) CCLP has reviewed its financial forecasts as of August 9, 2017 for the subsequent twelve month period, which consider the impact of the amendment of the CCLP Credit Agreement, and the current level of distributions to its common unitholders. Based on these reviews and the current market conditions as of August 9, 2017, CCLP believes that despite the current industry environment and activity levels, it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with its debt covenants through August 9, 2018.

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

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of June 30, 2017 consists primarily of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge. The escrowed cash is expected to be released to the sellers during the third quarter of 2017.

Inventories

Inventories are stated at the lower of cost or market value. Except for work in progress inventory discussed below, cost is determined using the weighted average method. Components of inventories as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(In Thousands)
Finished goods	$63,229	$62,064
Raw materials	4,036	2,429
Parts and supplies	37,949	35,548
Work in progress	12,871	6,505
Total inventories	$118,085	$106,546

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Recycled brines are recorded at cost, using the weighted average method. Work in progress inventory consists primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas. The cost of work in process is determined using the specific identification method. We write down the value of inventory by an amount equal to the difference between its cost and its estimated market value.

Goodwill

During the first three months of 2016, low oil and natural gas commodity prices resulted in decreased demand for many of the products and services of each of our reporting units. However, based on updated assumptions as of March 31, 2016, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes $6.6 million of goodwill. Our Offshore Services and Maritech Divisions had no remaining goodwill as of March 31, 2016. With regard to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and as of March 31, 2016, was expected to continue to be decreased for the foreseeable future. In addition, the price per common unit of CCLP as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, the fair value, including the market capitalization for CCLP, for the Compression reporting unit was less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. For our Production Testing Division, demand for production testing services decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to the goodwill of both the Compression and Production Testing reporting units. Based on this analysis, we concluded that full impairments of the $92.4 million of recorded goodwill for Compression and $13.9 million of recorded goodwill for Production Testing were required. Accordingly, during the three month period ended March 31, 2016, $106.2 million was charged to Goodwill Impairment expense in the accompanying consolidated statement of operations. As of June 30, 2017, we determined that there was no additional impairment of goodwill, as it was not "more likely than not" that the fair value of our Fluids Division was less than its carrying value.

Impairments of Long-Lived Assets

During the first six months of 2016, primarily as a result of continuing decreased demand due to current market conditions, our Compression, Production Testing, and Fluids segments recorded $7.9 million, $2.8 million, and $0.3 million respectively, of impairments associated with certain identified intangible assets. These amounts were charged to Impairments of Long-Lived Assets expense in the accompanying consolidated statement of operations.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Number of weighted average common shares outstanding	114,534	81,842	114,375	80,631
Assumed exercise of equity awards and warrants	—	—	—	—
Average diluted shares outstanding	114,534	81,842	114,375	80,631

For the three and six month periods ended June 30, 2017 and June 30, 2016, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three and six month periods ended June 30, 2017, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units, as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of income pursuant to operating lease arrangements for compressor packages and other equipment assets. For the three and six month periods ended June 30, 2017 and 2016, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Rental revenue	$11,678	$11,929	$21,764	$26,062
Cost of rental revenue	$3,632	$5,479	$8,618	$12,506

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, respectively, as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in other (income) expense, net and totaled $(0.6) million and $(1.2) million during the three and six month periods ended June 30, 2017 and $0.4 million and $0.7 million during the three and six month periods ended June 30, 2016, respectively.

Income Taxes

Our consolidated provision for income taxes during the first six months of 2016 and 2017 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three and six month periods ended June 30, 2017 of negative 30.3% and negative 15.6% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 was negatively impacted by the nondeductible portion of our goodwill impairments during the three month period ended March 31, 2016.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying value of the liability for the warrants to purchase 11.2 million shares of our common stock (the "Warrants") and CCLP Preferred Units. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement), the initial recording of our decommissioning and other asset retirement obligations, and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term 11% Senior Note at June 30, 2017 and December 31, 2016, were approximately $129.9 million and $133.9 million, respectively, based on current interest rates on those dates, which were different from the stated interest rate on the 11% Senior Note. Those fair values compare to face amounts of the 11% Senior Note of $125.0 million both at June 30, 2017 and December 31, 2016. The fair values of the publicly traded CCLP 7.25% Senior Notes (as herein defined) at June 30, 2017 and December 31, 2016, were approximately $272.6 million and $278.2 million, respectively, (a level 2 fair value measurement) based on current interest rates on those dates, which were different from the stated interest rate on the CCLP 7.25% Senior Notes. Those fair values compare to a face amount of $295.9 million both at June 30, 2017 and December 31, 2016. See Note C - Long-Term Debt and Other Borrowings, for further discussion. We calculated the fair values of our 11% Senior Note as of June 30, 2017 and December 31, 2016, internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

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

The Warrants are valued either by using their traded market prices (a level 1 fair value measurement) or, for periods when market prices are not available, by using the Black Scholes option valuation model that includes estimates of the volatility of the Warrants implied by their trading prices (a level 3 fair value measurement). As of December 31, 2016 and June 30, 2017, the fair valuation methodology utilized for the Warrants was a level 3 fair value measurement (compared to a level 1 fair value measurement as of March 31, 2017), as there were no available traded market prices to value the Warrants. The fair valuation of the Warrants liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the six months ended June 30, 2017, the fair value of the Warrants liability decreased by $11.5 million, which was credited to earnings in the consolidated statement of operations.

A summary of these fair value measurements as of June 30, 2017 and December 31, 2016, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(67,636)	$—	$—	$(67,636)
Warrants liability	(6,982)	—	—	(6,982)
Asset for foreign currency derivative contracts	218	—	218	—
Liability for foreign currency derivative contracts	(147)	—	(147)	—
Net liability	$(74,547)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(77,062)	$—	$—	$(77,062)
Warrants liability	(18,503)	—	—	(18,503)
Asset for foreign currency derivative contracts	81	—	81	—
Liability for foreign currency derivative contracts	(371)	—	(371)	—
Net liability	$(95,855)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. During 2016, in preparation for the adoption of ASU 2014-09, we began a review of the various types of customer contract arrangements for each of our businesses. These reviews include 1) accumulating all customer contractual arrangements; 2) identifying individual performance obligations pursuant to each arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. We have substantially completed these contract reviews and are implementing revised accounting system processes in order to capture information required to be disclosed under ASU 2014-09. While the timing and amount of revenue recognized for a large portion of our customer contractual arrangements under ASU 2014-09 will not change, in other cases the adoption of ASU 2014-09 may have an impact. Adoption of ASU 2014-09 will have a significant impact on disclosures. We plan to adopt ASU 2014-09 on January 1, 2018 using the modified retrospective adoption method.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (Topic 330), which simplifies the subsequent measurement of inventory by requiring entities to measure inventory at the lower of cost or net realizable value, except for inventory measured using the last-in, first-out (LIFO) or the retail inventory methods. The ASU requires entities to compare the cost of inventory to one measure - net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, and is to be applied prospectively with early adoption permitted. As a result of the adoption of this standard during the first quarter of 2017, there was no material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of a simplification initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur, using a modified retrospective method and determined that a cumulative-effect adjustment to retained earnings would be immaterial at transition during the first quarter of 2017. Amendments related to accounting for excess tax benefits have been adopted using a prospective transition method and there were no unrealized excess tax benefits prior to adoption that would require a modified retrospective transition method. Prospectively, excess tax benefits for share-based payments, if any, are now included in cash flows from operating activities rather than financing activities. The ASU also requires entities to classify as financing activities on the statement of cash flows, the cash paid to tax authorities when shares are withheld to satisfy the employer’s statutory income tax withholding obligation, with the application of this requirement to be applied retrospectively. As a result of share-based compensation that vested during the second quarter of 2017 and 2016, the impact to the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 was $0.4 million and $1.5 million, respectively, of tax remittances on equity based compensation as a financing activity.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

We believe TETRA's capital structure and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt consists of the following:

		June 30, 2017	December 31, 2016
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility (presented net of the unamortized deferred financing costs of $1.9 million as of June 30, 2017 and $2.3 million as of December 31, 2016)	September 30, 2019	$20,627	$3,229
11.0% Senior Note, Series 2015 (presented net of the unamortized discount of $4.2 million as of June 30, 2017 and $4.4 million as of December 31, 2016 and net of unamortized deferred financing costs of $3.8 million as of June 30, 2017 and $4.2 million as of December 31, 2016)	November 5, 2022	117,035	116,411
TETRA total debt		137,662	119,640
Less current portion		—	—
TETRA total long-term debt		$137,662	$119,640

CCLP
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $4.9 million as of June 30, 2017 and $4.5 million as of December 31, 2016)	August 4, 2019	222,348	217,467
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $3.0 million as of June 30, 2017 and $3.3 million as of December 31, 2016 and net of unamortized deferred financing costs of $5.5 million as of June 30, 2017 and $6.0 million as of December 31, 2016)	August 15, 2022	287,402	286,623
CCLP total long-term debt		509,750	504,090
Less current portion		$—	$—
Consolidated total long-term debt		$647,412	$623,730

As of June 30, 2017, TETRA (excluding CCLP) had an outstanding balance on its Credit Agreement of $22.5 million, and had $5.0 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability of $172.5 million. As of June 30, 2017, CCLP had a balance outstanding under the CCLP Credit Agreement of $227.2 million, had $1.9 million letters of credit and performance bonds outstanding, leaving a net availability under the CCLP Credit Agreement of $85.9 million, subject to a borrowing base limitation. Availability under each of the TETRA Credit Agreement and the CCLP Credit Agreement is subject to compliance with the covenants and other provisions in the respective credit agreements that may limit borrowings thereunder. See below for further discussion of the CCLP Credit Agreement.

As described below, we and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of June 30, 2017.

Our Long-Term Debt

Our Credit Agreement.

At June 30, 2017, our consolidated leverage ratio was 2.66 to 1 (compared to a 5.00 to 1 maximum allowed under the Credit Agreement) and our fixed charge coverage ratio was 2.52 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement).

CCLP Long-Term Debt

At June 30, 2017, CCLP's consolidated total leverage ratio was 6.12 to 1 (compared to 6.75 to 1 maximum allowed under the CCLP Credit Agreement), its consolidated secured leverage ratio was 2.66 to 1 (compared to 3.25 to 1 maximum allowed under the CCLP Credit Agreement) and its consolidated interest coverage ratio was 2.72 to 1 (compared to a 2.25 to 1 minimum required under the CCLP Credit Agreement).

On May 5, 2017, CCLP entered into an amendment of the CCLP Credit Agreement (the "CCLP Fifth Amendment") that modified certain financial covenants in the CCLP Credit Agreement, providing that (i) the consolidated total leverage ratio may not exceed (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter; and (ii) the consolidated secured leverage ratio may not exceed 3.25 to 1 as of the end of any fiscal quarter. The consolidated interest coverage ratio was not amended by the CCLP Fifth Amendment. In addition, the CCLP Fifth Amendment (i) increased the applicable margin by 0.25% in the event the consolidated total leverage ratio exceeds 6.00 to 1, resulting in a range for the applicable margin between 2.00% and 3.50% per annum for LIBOR-based loans and between 1.00% and 2.50% per annum for base-rate loans, depending on the consolidated total leverage ratio, and (ii) modified the appraisal delivery requirement from an annual requirement to a semi-annual requirement. In connection with the CCLP Fifth Amendment, the level of CCLP's cash distributions payable on its common units for the quarterly period ended June 30, 2017 will be limited to the current reduced level. The CCLP Fifth Amendment also included additional revisions that provide flexibility to CCLP for the issuance of preferred securities.

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

A ratable portion of the CCLP Preferred Units have been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. On June, 7, 2017, as permitted under the Amended and Restated CCLP Partnership Agreement, CCLP elected to defer the monthly conversion of CCLP Preferred Units for each of the Conversion Dates during the three month period beginning July 8, 2017. Based on the number of Preferred Units outstanding as of June 30, 2017, the maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is approximately 37.1 million CCLP common units; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. The total number of CCLP Preferred Units outstanding as of June 30, 2017 was 6,488,842, of which we held 814,924.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units, net of the units we purchased, is classified as long-term liabilities on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of June 30, 2017 was $67.6 million. Changes in the fair value during each quarterly period, including the $3.2 million net decrease in fair value during the six month period ended June 30, 2017, are charged or credited to earnings in the accompanying consolidated statements of operations. Based on the conversion provisions of the CCLP Preferred Units, and using the Conversion Price calculated as of June 30, 2017, the theoretical number of CCLP common units that would be issued if all of the outstanding CCLP Preferred Units were converted on June 30, 2017 on the same basis as the monthly conversions would be approximately 17.2 million CCLP common units, with an aggregate market value of $83.3 million. A $1 decrease in the Conversion Price would result in the issuance of 5.0 million additional CCLP common units pursuant to these conversion provisions.

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

We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The values of our asset retirement obligations for these non-Maritech properties were $9.8 million and $9.4 million as of June 30, 2017 and December 31, 2016, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three and six month period ended June 30, 2017, are as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(In Thousands)
Beginning balance for the period, as reported	$55,482	$55,478
Activity in the period:
Accretion of liability	551	1,031
Retirement obligations incurred	—	—
Revisions in estimated cash flows	(2)	(14)
Settlement of retirement obligations	(32)	(496)
Ending balance	$55,999	$55,999

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

Derivative Contracts

Foreign Currency Derivative Contracts. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2017, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$2,244	1.12	7/20/2017
Forward purchase pounds sterling	4,544	1.27	7/20/2017
Forward sale Canadian dollar	2,140	1.35	7/20/2017
Forward purchase Mexican peso	7,439	18.36	7/20/2017
Forward sale Norwegian krone	2,516	8.42	7/20/2017
Forward sale Mexican peso	3,619	18.36	7/20/2017

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

The fair values of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of June 30, 2017 and December 31, 2016, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at June 30, 2017	Fair Value at December 31, 2016
		(In Thousands)
Forward sale contracts	Current assets	$218	$81
Forward sale contracts	Current liabilities	(147)	—
Forward purchase contracts	Current liabilities	—	(371)
Net asset (liability)		$71	$(290)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2017, we recognized $0.4 million and $1.1 million of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program. During the three and six month periods ended June 30, 2016, we recognized $(1.1) million and $(1.2) million, of net gains (losses), respectively, reflected in other income (expense), net associated with this program.

NOTE F – EQUITY

Changes in equity for the three and six month periods ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,
	2017			2016
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$234,578	$154,349	$388,927	$155,621	$206,476	$362,097
Net income (loss)	(10,991)	(3,628)	(14,619)	(26,574)	(2,650)	(29,224)
Foreign currency translation adjustment	3,293	(325)	2,968	(3,305)	(62)	(3,367)
Comprehensive Income (loss)	(7,698)	(3,953)	(11,651)	(29,879)	(2,712)	(32,591)
Exercise of common stock options	—	—	—	2	—	2
Proceeds from the issuance of stock, net of offering costs	(5)	—	(5)	60,277	—	60,277
Conversions of CCLP Series A Preferred	—	7,632	7,632	—	—	—
Distributions to public unitholders	—	(3,696)	(3,696)	—	(7,209)	(7,209)
Equity-based compensation	2,039	783	2,822	5,801	844	6,645
Treasury stock and other	(241)	(61)	(302)	(1,373)	(64)	(1,437)
Ending balance as of June 30	$228,673	$155,054	$383,727	$190,449	$197,335	$387,784

	Six Months Ended June 30,
	2017			2016
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$233,523	$166,943	$400,466	$241,217	$272,963	$514,180
Net income (loss)	(13,454)	(12,417)	(25,871)	(114,899)	(62,056)	(176,955)
Foreign currency translation adjustment	5,345	(184)	5,161	(2,333)	(516)	(2,849)
Comprehensive Income (loss)	(8,109)	(12,601)	(20,710)	(117,232)	(62,572)	(179,804)
Exercise of common stock options	—	—	—	27	—	27
Proceeds from the issuance of stock, net of offering costs	(16)	—	(16)	60,277	—	60,277
Conversions of CCLP Series A Preferred	—	10,020	10,020	—	—	—
Distributions to public unitholders	—	(10,944)	(10,944)	—	(14,418)	(14,418)
Equity-based compensation	3,552	1,739	5,291	7,539	1,462	9,001
Treasury stock and other	(277)	(103)	(380)	(1,379)	(100)	(1,479)
Ending balance as of June 30	$228,673	$155,054	$383,727	$190,449	$197,335	$387,784

On May 5, 2017, our stockholders approved the amendment of our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000.

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

On March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, asserting claims of professional negligence, breach of contract and other claims against the engineering firm we hired for engineering design, equipment, procurement, advisory, testing and startup services for our El Dorado, Arkansas chemical production facility. The engineering firm disputed our claims and promptly filed a motion to compel the matter to arbitration. After a lengthy procedural dispute in Arkansas state court, arbitration proceedings were initiated on November 15, 2013. Ultimately, on December 16, 2016, the arbitration panel ruled in our favor, declared us as the prevailing party, and awarded us a total net amount of $12.8 million. We received full payment of the $12.8 million final award on January 5, 2017, and this amount was credited to earnings in the accompanying consolidated statement of operations for the six months ended June 30, 2017.

From May 2009 to December 2014, EPIC Diving & Marine Services, LLC (“EPIC”), a wholly-owned subsidiary, was the charterer of a dive support vessel from a service provider. At the time of redelivery of the vessel there was a dispute between EPIC and the service provider that was submitted to arbitration in London pursuant to the dispute resolution provision of the charter agreement. Just prior to the scheduled arbitration proceedings in June 2017, EPIC reached a favorable settlement in relation to certain of the service provider's claims against EPIC. EPIC’s dispute with the service provider that a fee was due at the time of redelivery of the vessel proceeded to arbitration on June 20, 2017. On July 6, 2017, the arbitration panel issued its ruling against EPIC, awarding the service provider $3.0 million, plus interest and fees. EPIC disagrees with this ruling, and intends to challenge the ruling. However, a net exposure of $2.7 million has been accrued and charged to earnings during the second quarter of 2017.

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

During the six months ended June 30, 2017, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. Maritech and its legal counsel continue to monitor the status of these companies. As of June 30, 2017, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$67,386	$50,156	$119,648	$92,487
Production Testing Division	68	—	6,130	—
Compression Division	18,727	14,042	28,381	29,203
Offshore Division
Offshore Services	172	—	172	116
Maritech	175	248	406	337
Total Offshore Division	347	248	578	453
Consolidated	$86,528	$64,446	$154,737	$122,143

Services and rentals
Fluids Division	$21,760	$10,677	$42,392	$27,374
Production Testing Division	15,407	12,362	30,301	31,156
Compression Division	56,585	62,049	112,490	128,583
Offshore Division
Offshore Services	28,089	26,119	36,450	36,249
Maritech	—	—	—	—
Intersegment eliminations	—	7	—	(516)
Total Offshore Division	28,089	26,126	36,450	35,733
Consolidated	$121,841	$111,214	$221,633	$222,846

Interdivision revenues
Fluids Division	$—	$—	$1	$85
Production Testing Division	462	1,022	1,018	2,099
Compression Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Interdivision eliminations	(462)	(1,022)	(1,019)	(2,184)
Consolidated	$—	$—	$—	$—

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
Total revenues
Fluids Division	$89,146	$60,833	$162,041	$119,946
Production Testing Division	15,937	13,384	37,449	33,255
Compression Division	75,312	76,091	140,871	157,786
Offshore Division
Offshore Services	28,261	26,119	36,622	36,365
Maritech	175	248	406	337
Intersegment eliminations	—	7	—	(516)
Total Offshore Division	28,436	26,374	37,028	36,186
Interdivision eliminations	(462)	(1,022)	(1,019)	(2,184)
Consolidated	$208,369	$175,660	$376,370	$344,989

Income (loss) before taxes
Fluids Division	$15,786	$454	$36,062	$96
Production Testing Division	(3,091)	(4,328)	(5,160)	(23,702)
Compression Division	(6,180)	(4,040)	(20,513)	(108,740)
Offshore Division
Offshore Services	(6,445)	37	(12,780)	(7,671)
Maritech	(121)	(3,401)	(784)	(4,021)
Intersegment eliminations	—	—	—	—
Total Offshore Division	(6,566)	(3,364)	(13,564)	(11,692)
Interdivision eliminations	4	3	(162)	7
Corporate Overhead(1)	(11,169)	(16,179)	(19,041)	(32,563)
Consolidated	$(11,216)	$(27,454)	$(22,378)	$(176,594)

	June 30,
	2017	2016
	(In Thousands)
Total assets
Fluids Division	$340,555	$331,912
Production Testing Division	82,444	101,647
Compression Division	798,997	863,572
Offshore Division
Offshore Services	117,692	121,061
Maritech	1,548	3,543
Total Offshore Division	119,240	124,604
Corporate Overhead and eliminations	(23,351)	(35,312)
Consolidated	$1,317,885	$1,386,423

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In Thousands)
General and administrative expense	$12,051	$8,021	$21,606	$17,950
Depreciation and amortization	118	112	209	226
Interest expense	4,240	5,596	8,014	11,647
Warrants fair value adjustment	(5,545)	—	(11,521)	—
Other general corporate (income) expense, net	305	2,450	733	2,740
Total	$11,169	$16,179	$19,041	$32,563

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

Business Overview

Our overall financial results during the second quarter of 2017 reflect continuing signs of improvement in the demand for many of our products and services, despite volatility and an uncertain future for the levels of oil and natural gas commodity prices. Increases in consolidated revenues and gross profit during the current year quarter compared to the prior year period primarily reflect the growth of our Fluids Division operations, which benefited from overall increased U.S. onshore activity levels and demand from specific offshore customers in the U.S. Gulf of Mexico. The increase in U.S. onshore activity, as reflected by industry rig counts compared to the prior year period, also resulted in improved results for our Production Testing Division. Overall customer pricing levels remain challenging, and profitability and cash provided by operating activities have yet to fully reflect the improving market conditions, but are expected to gradually improve if activity levels continue to increase. Our Compression Division also faced a difficult pricing environment for its compression services and equipment sales during the current year period, and as a result Compression Division revenues and gross profit decreased compared to the prior year period. These decreases were despite improved compressor fleet utilization levels and an increased backlog for new equipment sales. Our Offshore Services segment also reported a gross loss during the second quarter of 2017 compared to a gross profit during the prior year period, primarily due to poor offshore weather that negatively impacted its heavy lift operations. Our consolidated net loss was reduced compared to the prior year period due to the increased gross profit, but also partially due to fair market valuation gains during the current year quarter on the liabilities recorded for the CSI Compressco LP ("CCLP") Series A Preferred Units and the Company's warrants that were issued in late 2016 (the "Warrants"). The reduction in net loss during the current year period also reflects the impact of the continuing focus on maintaining a low operating and administrative cost structure, despite the impact of company-wide reinstatements during the first half of 2017 of salaries and the discontinuation of the workweek reductions that were implemented during the first half of 2016. We continue to minimize headcount additions and continue to negotiate with our suppliers and service providers to maintain reduced costs in the current environment.

Given the ongoing challenges in the current market environment, both we and CCLP continue to focus aggressively on conserving cash and monitoring liquidity. We consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. TETRA's debt is serviced by our existing cash balances and cash provided by operating activities (excluding CCLP) and the distributions we receive from CCLP, in excess of our cash capital expenditures (excluding CCLP). During the six months ended June 30, 2017, consolidated cash used by operating activities was $0.6 million, despite $11.4 million of cash provided by the operating activities of CCLP. This decrease in consolidated cash provided by operating activities was driven primarily by working capital changes, including the timing of collections of significant accounts receivable. Growth and maintenance capital expenditure levels continue to be significantly reduced for each of our businesses, including CCLP, in order to conserve cash in the current environment until such reductions are no longer justified. We and CCLP continue to consider additional cost reductions and maintain our efforts to manage working capital. In April 2017, CCLP announced a reduction of approximately 50% in the level of cash distributions to its common unitholders, including us. In May 2017, CCLP entered into an amendment to its bank revolving credit agreement (the "CCLP Credit Agreement") that, among other changes, favorably modified certain financial covenants in the CCLP Credit Agreement. Despite the current level of cash distributions from CCLP, we believe that the cost reduction and capital structuring steps we and CCLP have taken during the past two years will allow us and CCLP to continue to meet our respective financial obligations and fund our respective future growth plans as needed, despite current uncertain operating and financial markets. We and CCLP believe that maintaining reduced cost structures and monitoring our balance sheets and capital structures on an ongoing basis enhances our respective abilities to remain fiscally responsible for the uncertain duration of the current operating environment, and position each of us to capitalize on growth opportunities as industry conditions improve.

Approximately $509.8 million of our consolidated debt balance is owed by CCLP and is to be serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures) and is secured by the assets of CCLP. The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service and secure our and CCLP's respective capital structures.

	June 30, 2017
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$18,078	$5,020	$—	$23,098
Affiliate receivables	7,424	—	(7,424)	—
Other current assets	202,877	90,198	—	293,075
Property, plant and equipment, net	285,150	626,753	—	911,903
Other assets, including investment in CCLP	27,022	35,447	27,340	89,809
Total assets	$540,551	$757,418	$19,916	$1,317,885

Affiliate payables	$—	$7,424	$(7,424)	$—
Other current liabilities	90,232	43,849	—	134,081
Long-term debt, net	137,662	509,750	—	647,412
CCLP Series A Preferred Units	—	77,350	(9,714)	67,636
Warrants liability	6,982	—	—	6,982
Other non-current liabilities	77,002	1,045	—	78,047
Total equity	228,673	118,000	37,054	383,727
Total liabilities and equity	$540,551	$757,418	$19,916	$1,317,885

During the first six months of 2017, we received $8.4 million from CCLP as our share of CCLP common unit distributions. As a result of the April 2017 announcement by CCLP related to the reduction of its quarterly cash distributions on CCLP common units, the level of distributions from CCLP is expected to continue to be reduced for the foreseeable future.

Cash used in operating activities for the six months ended June 30, 2017 was $0.6 million compared to cash provided by operating activities of $35.1 million for the six months ended June 30, 2016, a decrease of $35.6 million, or 101.6%, primarily due to working capital changes, particularly associated with the timing of collections of receivables compared to the prior year period. Consolidated capital expenditures were $16.6 million during the six months ended June 30, 2017, and included $11.5 million of capital expenditures by our Compression Division resulting primarily from a system software development project designed to improve operating and administrative efficiencies. Prior year period consolidated capital expenditures were $9.0 million, including $3.8 million by our Compression Division. Our capital expenditure levels reflect our efforts to defer or reduce capital expenditure projects in the current market environment. Key objectives associated with our separate capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our 11% Senior Note. CCLP also continues to carefully monitor its 2017 capital expenditure program, in light of current low demand and customer pricing levels for its compression products and services, minimizing borrowings under the CCLP Credit Agreement. TETRA's future consolidated operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech asset retirement obligations. The amount of recorded liability for these remaining obligations is approximately $45.4 million as of June 30, 2017. Approximately $0.8 million of this amount is expected to be performed during the twelve month period ending June 30, 2018, with the timing of a portion of this work being subject to change.

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

Results of Operations

Three months ended June 30, 2017 compared with three months ended June 30, 2016.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$208,369	$175,660	$32,709	18.6%
Gross profit	26,888	16,272	10,616	65.2%
Gross profit as a percentage of revenue	12.9%	9.3%
General and administrative expense	31,232	27,181	4,051	14.9%
General and administrative expense as a percentage of revenue	15.0%	15.5%
Interest expense, net	14,328	14,335	(7)	—%
Warrants fair value adjustment income	(5,545)	—	(5,545)
CCLP Series A Preferred fair value adjustment income	(4,834)	—	(4,834)
Litigation arbitration award expense (income), net	2,714	—	2,714
Other (income) expense, net	209	2,210	(2,001)
Income (loss) before taxes	(11,216)	(27,454)	16,238	59.1%
Income (loss) before taxes as a percentage of revenue	(5.4)%	(15.6)%
Provision (benefit) for income taxes	3,403	1,770	1,633
Net income (loss)	(14,619)	(29,224)	14,605
Net (income) loss attributable to noncontrolling interest	3,628	2,650	978
Net income (loss) attributable to TETRA stockholders	$(10,991)	$(26,574)	$15,583

Consolidated revenues for 2017 increased compared to the prior year period due to increased Fluids Division, Production Testing, and Offshore Services revenues. The increase in Fluids Division revenues was primarily driven by increased sales of offshore completion fluids products and onshore water management services activity, resulting in a $28.3 million increase in revenues. Increases in revenues of our Production Testing and Offshore Services Divisions are due to increased activity levels compared to the prior year and despite continuing pricing challenges. Our Compression Division reported a $0.8 million decrease in revenues compared to the prior year period, primarily due to decreased demand and pricing for compression services. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased compared to the prior year period primarily due to the improving demand for our Fluids and Production Testing Divisions' products and services. Despite the improvement in the activity levels of certain of our businesses, the impact of pricing pressures continues to challenge the profitability of each of our businesses. While we remain aggressive in managing operating costs and maintaining reduced headcount, the results of each of our businesses partially reflect the impact of company-wide reinstatements during the first half of 2017 of salary and workweek reductions that were implemented during the first half of 2016.

Consolidated general and administrative expenses increased during the second quarter of 2017 compared to the prior year period, primarily due to increased salary and employee expenses of $4.8 million, which included the impact of the reinstatements of salary and workweek reductions, as well as increased insurance and other general expenses of $0.4 million. These increases were partially offset by decreased professional services fees of $0.9 million.

Consolidated interest expense, net, remained consistent during the second quarter of 2017 compared to the prior year period, as decreased Corporate interest expense, reflecting the decrease in long-term debt outstanding, was offset by Compression Division interest expense. Compression Division interest expense increased mainly due to the paid in kind distributions on the CCLP Preferred Units that were issued during late 2016. Interest expense during the 2017 and 2016 periods includes $1.2 million and $1.0 million, respectively, of finance cost amortization.

The Warrants are accounted for as a derivative liability in accordance with Accounting Standards Codification ("ASC") 815 and therefore they are classified as a long-term liability on our consolidated balance sheet at their fair value. Increases (or decreases) in the fair value of the Warrants are generally associated with the increase (or decrease) in the trading price of our common stock, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding.

The CCLP Preferred Units may be settled using a variable number of CCLP common units, and therefore the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480. Because the CCLP Preferred Units are convertible into CCLP common units at the option of the holder, the fair value of the CCLP Preferred Units will generally increase or decrease with the trading price of the CCLP common units, and this increase (decrease) in CCLP Preferred Unit fair value will be charged (credited) to earnings, as appropriate, resulting in future volatility of our earnings during the period the CCLP Preferred Units are outstanding.

During the current year period, the Offshore Services segment recorded a charge to earnings associated with a litigation arbitration ruling related to a dispute over leased vessel charges. We are considering an appeal of this judgment.

Consolidated other expense, net, was $0.2 million during the current year quarter compared to $2.2 million during the prior year quarter, primarily due to decreased non-cash charges of $1.7 million primarily associated with the repayment of senior notes in the prior year period and $0.5 million of decreased net foreign currency losses.

Our consolidated provision for income taxes during the second quarter of 2017 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended June 30, 2017 of negative 30.3% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Fluids Division

	Three Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$89,146	$60,833	$28,313	46.5%
Gross profit	22,974	6,585	16,389	248.9%
Gross profit as a percentage of revenue	25.8%	10.8%
General and administrative expense	6,692	6,686	6	0.1%
General and administrative expense as a percentage of revenue	7.5%	11.0%
Interest (income) expense, net	27	2	25
Other (income) expense, net	469	(557)	1,026
Income before taxes	$15,786	$454	$15,332
Income before taxes as a percentage of revenue	17.7%	0.7%

The increase in Fluids Division revenues during the current year quarter compared to the prior year quarter was primarily due to $17.2 million of increased product sales revenues, attributed to increased clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico, including increased revenues from a TETRA CS Neptune(TM) completion fluid project during the period. While offshore rig counts remain low, we have seen an increase in demand from our customers, contributing to this increase. In addition, onshore manufactured product sales also increased compared to the prior year period. Service revenues increased $11.1 million, primarily due to increased water management services demand and activity, reflecting the growth in domestic onshore rig count.

Fluids Division gross profit during the current year quarter increased compared to the prior year quarter primarily due to the increased revenues and profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products. In addition, improved profitability from water management services also contributed to the increase. Fluids Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid offshore projects.

The Fluids Division reported a significant increase in pretax earnings during the current year quarter compared to the prior year quarter primarily due to the increased gross profit discussed above. This increase was partially offset by increased other expense, primarily due to increased foreign currency losses compared to the prior year period. Fluids Division administrative cost levels remained consistent compared to the prior year quarter, as $1.1 million of decreased legal and professional fees was partially offset by $0.8 million of increased salary and employee related expenses and $0.3 million of increased general expenses. The Fluids Division continues to review opportunities to further reduce its administrative costs.

Production Testing Division

	Three Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$15,937	$13,384	$2,553	19.1%
Gross profit (loss)	(861)	(2,601)	1,740	66.9%
Gross profit as a percentage of revenue	(5.4)%	(19.4)%
General and administrative expense	2,495	2,257	238	10.5%
General and administrative expense as a percentage of revenue	15.7%	16.9%
Interest (income) expense, net	(125)	(143)	18
Other (income) expense, net	(140)	(387)	247
Loss before taxes	$(3,091)	$(4,328)	$1,237	28.6%
Loss before taxes as a percentage of revenue	(19.4)%	(32.3)%

Production Testing Division revenues increased during the current year quarter compared to the prior year quarter due to $2.6 million of increased services revenues primarily due to increased domestic activity levels. Onshore U.S. activity levels in certain markets have reflected the increased rig counts compared to the prior year quarter.

The Production Testing Division had a decreased gross loss during the current year quarter compared to the prior year quarter primarily due to the increase in revenues and improving customer pricing levels. However, customer pricing continues to be challenging due to excess availability of equipment. The Production Testing Division continues to monitor its cost structure in light of current market conditions.

The Production Testing Division reported a decreased pretax loss during the current year quarter compared to the prior year quarter, primarily due to the reduced gross loss described above. Increased general and administrative expenses partially offset the reduction in gross loss. General and administrative expenses increased primarily due to $0.3 million of increased salary and employee-related expenses, primarily from the reinstatement of salary reductions that had been put in place during 2016. Other income decreased primarily due to decreased foreign currency gains.

Compression Division

	Three Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$75,312	$76,091	$(779)	(1.0)%
Gross profit	7,533	13,727	(6,194)	(45.1)%
Gross profit as a percentage of revenue	10.0%	18.0%
General and administrative expense	8,222	8,190	32	0.4%
General and administrative expense as a percentage of revenue	10.9%	10.8%
Interest (income) expense, net	10,184	8,870	1,314
CCLP Series A Preferred fair value adjustment	(4,834)	—	(4,834)
Other (income) expense, net	141	707	(566)
Loss before taxes	$(6,180)	$(4,040)	$2,140	53.0%
Income (loss) before taxes as a percentage of revenue	(8.2)%	(5.3)%

Compression Division revenues decreased during the current year quarter compared to the prior year quarter, primarily due to a $5.5 million decrease in service revenues associated with the Compression Division's compression and aftermarket services operations. This reduction in service revenues was primarily due to reduced demand for compression services, as reflected by customer pricing, and the impact of sales of compressor packages that were previously in service. Although overall utilization of the Compression Division's compressor fleet has improved for three consecutive quarterly periods, demand for low-horsepower production enhancement compression services remains challenged. The $4.7 million increase in product sales revenues was due to a higher number of new compressor equipment sales for customer projects compared to the prior year quarter. Although the current equipment sales backlog has begun to improve, it is anticipated that compressor package sales revenues will continue to be decreased compared to pre-2016 levels.

Compression Division gross profit decreased during the current year quarter compared to the prior year quarter due to the factors affecting compression service revenues discussed above. Competitive pricing pressures began to diminish in late 2016, although customer pricing still remains generally lower than early 2016 levels.

The Compression Division recorded an increased pretax loss during the current year quarter compared to the prior year quarter primarily due to the decreased gross profit discussed above and due to increased interest expense compared to the prior year period. This increase in interest expense is due to the expense associated with paid in kind distributions on the CCLP Preferred Units, which were issued in late 2016. The fair value adjustment of the CCLP Preferred Units was credited to earnings during the current year period, and more than offset the increase in interest expense. Changes in the fair value of the CCLP Preferred Units may generate additional volatility to our earnings going forward. General and administrative expense levels remained flat compared to the prior year period, as $0.6 million of increased salary and employee-related expenses and $0.5 million of increased professional fees were offset by $0.9 million of decreased bad debt expense and $0.3 million of decreased allocated costs. Other expense, net, decreased due to the decreased foreign currency losses.

Offshore Division

Offshore Services Segment

	Three Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$28,261	$26,119	$2,142	8.2%
Gross profit (loss)	(2,133)	1,767	(3,900)	(220.7)%
Gross profit as a percentage of revenue	(7.5)%	6.8%
General and administrative expense	1,598	1,734	(136)	(7.8)%
General and administrative expense as a percentage of revenue	5.7%	6.6%
Litigation arbitration award expense	2,714	—	2,714
Other (income) expense, net	—	(4)	4
Income (loss) before taxes	$(6,445)	$37	$(6,482)
Income (loss) before taxes as a percentage of revenue	(22.8)%	0.1%

Revenues for the Offshore Services segment increased during the current year quarter compared to the prior year quarter primarily due to increased revenues from its diving services and well abandonment businesses, which more than offset the decreased revenues from heavy lift services. Demand for diving and well abandonment services has increased during 2017 compared to the prior year period levels. Decreased heavy lift revenues during the current quarter were primarily due to decreased equipment utilization compared to the prior year period, reflecting more significant weather downtime. Project costs and delays resulted in certain heavy lift project revenues being postponed into the third quarter of 2017. The Offshore Services segment is seeing a strong demand for services for the remainder of the 2017 season. There were no revenues from Offshore Services work performed for our Maritech segment during the current year quarter and prior year quarter. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be low in future periods.

The Offshore Services segment reflected a gross loss during the current year quarter compared to a gross profit during the prior year quarter, despite the impact of the increased activity levels discussed above, due to the decreased heavy lift services utilization during the quarter. In addition, significant activity levels have resulted in the Offshore Services segment leasing third-party equipment to serve certain customers, resulting in increased operating costs. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

The Offshore Services segment reported a pretax loss during the current year quarter compared to minimal pretax earnings during the prior year quarter primarily due to the gross loss discussed above and despite a reduction in general and administrative expenses. During the current year period, the Offshore Services Division recorded a charge to earnings associated with a litigation arbitration ruling related to a dispute over leased vessel charges. We are considering an appeal of this judgment. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Three Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$175	$248	$(73)	(29.4)%
Gross profit (loss)	(512)	(3,097)	2,585
General and administrative expense	174	293	(119)	(40.6)%
General and administrative expense as a percentage of revenue	99.4%	118.1%
Interest (income) expense, net	—	10	(10)
Other (income) expense, net	(565)	1	(566)
Income (loss) before taxes	$(121)	$(3,401)	$3,280	96.4%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward. Revenue decreased during the current year quarter compared to the prior year quarter due to decreased production volumes.

Maritech reported a decreased gross loss during the current year quarter compared to the prior year quarter, primarily due to charges during the prior year period for decommissioning costs incurred in prior periods no longer considered collectible from third parties.

Maritech reported a decreased pretax loss during the current year quarter compared to the prior year period primarily due to the decreased gross loss as discussed above. In addition, Maritech recorded other income associated with the collection of certain contractual recovery receivables during the current year period.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(118)	$(112)	$(6)	(5.4)%
General and administrative expense	12,051	8,021	4,030	50.2%
Interest (income) expense, net	4,240	5,596	(1,356)
Warrants fair value adjustment income	(5,545)	—	(5,545)
Other (income) expense, net	305	2,450	(2,145)
Loss before taxes	$(11,169)	$(16,179)	$5,010	31.0%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year quarter, primarily due to the adjustment of the fair value of the outstanding Warrants liability, which resulted in a $5.5 million credit to earnings. In addition, interest expense during the current year period decreased compared to the prior year period, reflecting the reduction in outstanding long-term debt following the June and December 2016 equity offerings, the proceeds from which were primarily used to retire long-term debt outstanding. In addition, other expense decreased compared to the prior year period, primarily due to $1.5 million of unamortized deferred finance costs that were charged to earnings in the prior year period as a result of the repayment of senior notes and senior secured notes. These items were partially offset by corporate general and administrative expense, which increased primarily due to $3.8 million of increased salary, incentives and employee related expenses and $0.4 million of increased other general expenses. The increased salary, incentives and employee related expenses include the impact of company-wide reinstatements during the first half of 2017 of salaries and the discontinuation of the workweek reductions that were implemented during the first half of 2016, as well as the impact of severance expense during the current year quarter. These increases were partially offset by $0.3 million of decreased professional fees.

Results of Operations

Six months ended June 30, 2017 compared with six months ended June 30, 2016.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$376,370	$344,989	$31,381	9.1%
Gross profit	41,153	20,883	20,270	97.1%
Gross profit as a percentage of revenue	10.9%	6.1%
General and administrative expense	59,688	60,792	(1,104)	(1.8)%
General and administrative expense as a percentage of revenue	15.9%	17.6%
Goodwill impairment	—	106,205	(106,205)
Interest expense, net	28,095	28,974	(879)	(3.0)%
Warrants fair value adjustment income	(11,521)	—	(11,521)
CCLP Series A Preferred fair value adjustment income	(3,203)	—	(3,203)
Litigation arbitration award expense (income), net	(10,102)	—	(10,102)
Other (income) expense, net	574	1,506	(932)
Income (loss) before taxes	(22,378)	(176,594)	154,216	87.3%
Income (loss) before taxes as a percentage of revenue	(5.9)%	(51.2)%
Provision (benefit) for income taxes	3,493	361	3,132
Net income (loss)	(25,871)	(176,955)	151,084
Net (income) loss attributable to noncontrolling interest	12,417	62,056	(49,639)
Net income (loss) attributable to TETRA stockholders	$(13,454)	$(114,899)	$101,445

Consolidated revenues for 2017 increased compared to the prior year period, primarily due to increased Fluids Division revenues, which increased by $42.1 million, driven by increased sales of offshore completion fluids products and onshore water management services activity. Partially offsetting this increase in Fluids Division revenues, our Compression Division reported a $16.9 million decrease in revenues compared to the prior year period, primarily due to decreased demand and pricing for compression services. Challenging and competitive markets and activity levels continue to impact each of our businesses, although during 2017 we continue to see indicators of an improving demand for many of our products and services. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased significantly during 2017 compared to the prior year period primarily due to increased revenues and activity during the current year period, and due to $10.9 million of long-lived asset impairments recorded during the prior year period. Despite the improving demand for many of our products and services, the impact of pricing pressures continues to challenge the profitability of each of our businesses. While we remain aggressive in managing operating costs and maintaining reduced headcount, the results of each of our businesses reflect the impact of company-wide reinstatements during the first half of 2017 of salary and workweek reductions that were implemented during the first half of 2016.

Consolidated general and administrative expenses decreased during the current year period compared to the prior year period, primarily due to decreased professional services fees of $5.4 million partly offset by $4.5 million of increased salary related expenses. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year period.

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

Consolidated interest expense, net, decreased in the current year period primarily due to the decrease in Corporate interest expense, reflecting the decrease in long-term debt outstanding. Largely offsetting this decrease, Compression Division interest expense increased related to the paid in kind distributions on the CCLP Preferred Units that were issued during late 2016. Interest expense during 2017 and 2016 includes $2.3 million and $2.1 million, respectively, of finance cost amortization.

The Warrants are accounted for as a derivative liability in accordance with Accounting Standards Codification ("ASC") 815 and therefore they are classified as a long-term liability on our consolidated balance sheet at their fair value. Increases (or decreases) in the fair value of the Warrants are generally associated with the increase (or decrease) in the trading price of our common stock, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding.

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

During the current year period, our Fluids Division collected $12.8 million from a successful legal arbitration award, resulting in a credit to earnings. Partially offsetting this award, the Offshore Services segment recorded a charge to earnings of $2.7 million associated with a litigation arbitration ruling related to a dispute over leased vessel charges. We are considering an appeal of this judgment.

Consolidated other expense, net, was $0.6 million during the current year period compared to $1.5 million during the prior year period, primarily due to $1.5 million of unamortized deferred finance costs that were charged to earnings in the prior year period as a result of the repayment of senior notes and senior secured notes, partially offset by increased foreign currency losses.

Our consolidated provision for income taxes during the first six months of 2016 and 2017 was primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the six month period ended June 30, 2017 of negative 15.6% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 is negatively impacted by the nondeductible portion of our goodwill impairments recorded during the three month period ended March 31, 2016.

Divisional Comparisons

Fluids Division

	Six Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$162,041	$119,946	$42,095	35.1%
Gross profit	36,469	14,076	22,393	159.1%
Gross profit as a percentage of revenue	22.5%	11.7%
General and administrative expense	12,738	15,179	(2,441)	(16.1)%
General and administrative expense as a percentage of revenue	7.9%	12.7%
Interest (income) expense, net	40	(23)	63
Litigation arbitration award income	(12,816)	—	(12,816)
Other (income) expense, net	445	(1,176)	1,621
Income before taxes	$36,062	$96	$35,966
Income before taxes as a percentage of revenue	22.3%	0.1%

Increased Fluids Division revenues during the current year period compared to the prior year period were primarily due to $27.1 million of increased product sales revenues, attributed to increased clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico, including product sales associated with a TETRA CS Neptune completion fluid project during the period. While offshore rig counts remain low, we have seen an increase in demand from our customers, contributing to this increase. In addition, onshore manufactured product sales increased compared to the prior year period. Service revenues increased $15.0 million, due to increased water management services activity resulting from the impact of increased demand, reflecting the growth in domestic onshore rig count.

Fluids Division gross profit during the current year period increased compared to the prior year period primarily due to the increased revenues and due to profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products. Fluids Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid offshore projects.

The Fluids Division reported a significant increase in pretax earnings during the current year period compared to the prior year period primarily due to the increased gross profit discussed above. In addition, pretax earnings also increased due to the collection of a successful legal arbitration award of $12.8 million during January 2017 that was credited to earnings. Fluids Division administrative cost levels decreased compared to the prior year period, primarily due to $3.5 million of decreased legal and professional fees. Following the January 2017 legal arbitration award, legal fee expenses are expected to continue to be decreased compared to the 2016 period. The Fluids Division continues to review opportunities to further reduce its administrative costs. These increases were partially offset by increased other expense, net, primarily due to increased foreign currency losses compared to the prior year period.

Production Testing Division

	Six Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$37,449	$33,255	$4,194	12.6%
Gross profit (loss)	(778)	(6,022)	5,244	87.1%
Gross profit as a percentage of revenue	(2.1)%	(18.1)%
General and administrative expense	4,875	5,191	(316)	(6.1)%
General and administrative expense as a percentage of revenue	13.0%	15.6%
Goodwill impairment	—	13,871	(13,871)
Interest (income) expense, net	(246)	(332)	86
Other (income) expense, net	(247)	(1,050)	803
Loss before taxes	$(5,160)	$(23,702)	$18,542	78.2%
Loss before taxes as a percentage of revenue	(13.8)%	(71.3)%

Production Testing Division revenues increased during the current year period compared to the prior year period due to $6.1 million of product sales revenues associated with an international equipment sale. Production Testing service revenues decreased $1.9 million during the current year period compared to the prior year period, despite increased activity in certain domestic and international markets. While onshore U.S. activity levels in certain markets have reflected the increased rig counts compared to the prior year period, customer pricing levels continue to be challenging due to excess availability of equipment.

The Production Testing Division had a decreased gross loss during the current year period compared to the prior year period due to the increased industry activity and the international equipment sale discussed above. In addition, the Production Testing Division recorded $2.8 million of long-lived asset impairments as of March 31, 2016.

The Production Testing Division reported a decreased pretax loss compared to the prior year period, primarily due to the goodwill impairment recorded during the prior year period, and due to the decreased gross loss discussed above. General and administrative expenses decreased due to $0.8 million of decreased salary and employee related expenses offset by $0.4 million of increased general expenses. The division continues to review additional opportunities to further reduce its operating and administrative cost levels in light of current market conditions. Other income, net decreased primarily due to decreased foreign currency gains.

Compression Division

	Six Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$140,871	$157,786	$(16,915)	(10.7)%
Gross profit	13,696	20,682	(6,986)	(33.8)%
Gross profit as a percentage of revenue	9.7%	13.1%
General and administrative expense	16,991	18,421	(1,430)	(7.8)%
General and administrative expense as a percentage of revenue	12.1%	11.7%
Goodwill Impairment	—	92,334	(92,334)
Interest expense, net	20,287	17,672	2,615
CCLP Series A Preferred fair value adjustment	(3,203)	—	(3,203)
Other (income) expense, net	134	995	(861)
Income (loss) before taxes	$(20,513)	$(108,740)	$88,227	81.1%
Income (loss) before taxes as a percentage of revenue	(14.6)%	(68.9)%

Compression Division revenues decreased during the current year period compared to the prior year period, primarily due to reductions in compression and related services revenues. The $16.1 million decrease in compression and related service revenues resulted primarily from the reduction in pricing for compression services as well as the impact of sales of compressor packages that were previously in service, and despite increased overall compressor fleet utilization. Although overall utilization of the Compression Division's compressor fleet has improved for three consecutive quarterly periods, demand for low-horsepower production enhancement compression services remains challenged. Revenues from sales of compressor packages and parts during the current year period decreased $0.8 million compared to the prior year period primarily due to decreased parts sales.

Compression Division gross profit decreased during the current year period compared to the prior year period, despite a $7.9 million impairment of long-lived assets that was recorded during the prior year period, due to the factors affecting compression service revenues discussed above. Competitive pricing pressures began to diminish in late 2016, although customer pricing still remains generally lower than early 2016 levels.

The Compression Division recorded a decreased pretax loss during the current year period compared to the prior year period primarily due to the impact of goodwill impairment recorded during the prior year period. In addition, the fair value adjustment of the CCLP Preferred Units was credited to earnings during the current year period. Changes in the fair value of the CCLP Preferred Units may generate additional volatility to our earnings going forward. Also, general and administrative expense levels decreased compared to the prior year period, mainly due to decreased other general expenses of $1.1 million, decreased professional fees of $0.6 million, and decreased allocated costs from TETRA pursuant to our Omnibus Agreement of $0.7 million. These decreases were partially offset by increased salary related expenses of $0.9 million. The Compression Division recorded decreased other expense, net, during the current year period compared to the prior year period due to increased foreign currency gains. These decreased expenses were partially offset by the decreased gross profit discussed above, and due to increased interest expense, net, compared to the prior year period due to the expense associated with paid in kind distributions on the CCLP Preferred Units, that were issued in late 2016.

Offshore Division

Offshore Services Segment

	Six Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$36,622	$36,365	$257	0.7%
Gross profit (loss)	(7,096)	(4,222)	(2,874)	(68.1)%
Gross (loss) profit as a percentage of revenue	(19.4)%	(11.6)%
General and administrative expense	3,066	3,452	(386)	(11.2)%
General and administrative expense as a percentage of revenue	8.4%	9.5%
Interest (income) expense, net	—	—	—
Litigation arbitration award expense	2,714	—	2,714
Other (income) expense, net	(96)	(3)	(93)
Loss before taxes	$(12,780)	$(7,671)	$(5,109)	(66.6)%
Loss before taxes as a percentage of revenue	(34.9)%	(21.1)%

Revenues for the Offshore Services segment increased slightly during the current year period compared to the prior year period, as increased revenues from its diving and well abandonment businesses were largely offset by decreased heavy lift services revenues. Demand for diving and well abandonment services has increased, and Offshore Services anticipates continued improved demand levels for these businesses compared to the prior year period. Decreased heavy lift activity levels in the U.S. Gulf of Mexico during the current year period reflects decreased utilization, reflecting more significant weather downtime compared to the prior year period. There were no revenues from Offshore Services work performed for our Maritech segment during the current year period compared to $0.5 million of revenues during the prior year period. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be low in future periods.

The Offshore Services segment reported an increased gross loss for the current year period as the impact of decreased activity levels for heavy lift services more than offset the improved profitability from diving and well abandonment services. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment loss before taxes increased compared to the prior year period primarily due to the increased gross loss discussed above. Also, during the current year period, the Offshore Services Division recorded a charge to earnings associated with a litigation arbitration ruling related to a dispute over leased vessel charges. We are considering an appeal of this judgment. The increased segment pretax loss occurred despite a reduction in general and administrative expenses, that was primarily from reduced salary and employee related expenses of $0.6 million, partially offset by increased bad debt expenses of $0.2 million. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Six Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$406	$337	$69	20.5%
Gross profit (loss)	(938)	(3,412)	2,474	72.5%
General and administrative expense	411	599	(188)	(31.4)%
General and administrative expense as a percentage of revenue	101.2%	177.7%
Interest (income) expense, net	—	10	(10)
Other (income) expense, net	(565)	—	(565)
Income (loss) before taxes	$(784)	$(4,021)	$3,237	80.5%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward.

Maritech reported a reduced gross loss during the current year period compared to the prior year period, primarily due to charges during the prior year period for decommissioning costs no longer considered collectible from third parties.

Maritech reported a decreased pretax loss during the current year period compared to the prior year period primarily due to the decreased gross loss as discussed above. In addition, Maritech recorded other income, net, associated with the collection of certain contractual recovery receivables during the current year period.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(209)	$(226)	$17	7.5%
General and administrative expense	21,606	17,950	3,656	20.4%
Interest expense, net	8,014	11,647	(3,633)
Warrants fair value adjustment income	(11,521)	—	(11,521)
Other (income) expense, net	733	2,740	(2,007)
Loss before taxes	$(19,041)	$(32,563)	$13,522	41.5%

Corporate Overhead pretax loss decreased during the current year period compared to the prior year period, due to the adjustment of the fair value of the outstanding Warrants liability, that resulted in a $11.5 million credit to earnings. In addition, interest expense, net, during the current year period decreased compared to the prior year period, reflecting the reduction in outstanding long-term debt following the June and December 2016 equity offerings, the proceeds from which were primarily used to retire long-term debt outstanding. In addition, other expense, net, decreased primarily due to $1.5 million of unamortized deferred finance costs that were charged to earnings pursuant to the repayment of senior notes and senior secured notes in the prior year period. Corporate general and administrative expense increased primarily due to $4.5 million of increased salary, incentives and employee related expense and $0.4 million of increased general expenses. The increased salary, incentives and employee related expenses include the impact of company-wide reinstatements during the first half of 2017 of salaries and the discontinuation of the workweek reductions that were implemented during the first half of 2016, as well as the impact of severance expense during the current year period. These increases were partially offset by $1.3 million of decreased legal and professional fees.

Liquidity and Capital Resources

We reported a consolidated use of cash flows from operating activities during the first six months of 2017 compared to cash flows provided from operating activities during the corresponding prior year period. This decrease occurred largely due to the timing of collections of accounts receivable. In addition, operating cash flows decreased despite improving activity levels and a continued focus on working capital and maintaining cost reduction efficiencies. CCLP generated $11.4 million of our consolidated operating cash flows during the six months ended June 30, 2017, and we received $8.4 million of cash distributions from CCLP during the six months ended June 30, 2017 compared to $11.2 million during the corresponding prior year period. In April 2017, CCLP announced a reduction of approximately 50% in the level of cash distributions to its common unitholders, including us. In addition, during the six months ended June 30, 2017, we received common units issued by CCLP in lieu of cash for reimbursement of certain administrative expenses charged to CCLP. We believe that, despite the expected reduction in future cash distribution levels from CCLP, the cost reduction and capital structure steps we have taken during the past two years position us to continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating and financial markets.

We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of June 30, 2017. With regard to CCLP, considering financial forecasts as of August 9, 2017 for the subsequent twelve month period, which consider the May 2017 amendment to the CCLP Credit Agreement (see discussion below), and the current level of cash distributions to be paid on CCLP common units, CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its debt agreements through August 9, 2018. We have reviewed our financial forecasts as of August 9, 2017 for the subsequent twelve month period, which consider the current level of cash distributions expected to be received on the CCLP common units we own. Based on this review as of August 9, 2017, we anticipate that we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under our debt agreements through August 9, 2018.

Our consolidated sources and uses of cash during the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30, 2017	Six months ended June 30, 2016
	(In Thousands)
Operating activities	$(561)	$35,056
Investing activities	(16,219)	(6,690)
Financing activities	9,508	(26,769)

Because of the level of consolidated debt, we believe it is increasingly important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. (See Financing Activities section below for a discussion of the terms of our and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $647.4 million as of June 30, 2017. However, approximately $509.8 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP and secured by its assets. Through our common unit ownership interest in CCLP, which was approximately 42% as of June 30, 2017, and ownership of an approximately 2% general partner interest that includes incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $5.0 million of the $23.1 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of June 30, 2017, and subject to compliance with the respective covenants and other provisions of the agreements that may limit borrowings under the respective credit facilities, CCLP had availability of $85.9 million under the CCLP Credit Agreement, subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment, and we had availability of $172.5 million under our Credit Agreement.

Operating Activities

Cash flows used by operating activities totaled $0.6 million during the first six months of 2017 compared to $35.1 million of cash flows generated by operating activities during the corresponding prior year period, a decrease of $35.6 million or 102%. Operating cash flows decreased primarily due to working capital changes, particularly due to the timing of collections of significant accounts receivable. We have taken steps to aggressively manage working capital, including increased collection efforts and a focus on minimizing inventory levels. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

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

During the first half of 2017, we continued to take steps to maintain reduced operating and administrative headcount where possible and implement cost reductions for each of our segments. These steps are designed to further streamline our operations and downsize our organization, particularly in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have partially mitigated the decreased operating cash flows and profitability resulting from the current market environment. We will continue to review for other opportunities to reduce costs. While each of our businesses remain aggressive in managing operating costs and maintaining reduced headcount, our cash flows from operating activities partially reflect the impact of company-wide reinstatement during the first six months of 2017 of salaries and discontinuation of the workweek reductions that were implemented during 2016.

As of June 30, 2017, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $45.4 million. Approximately $0.8 million of this amount is expected to be performed during the twelve month period ended June 30, 2018, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal work associated with an offshore platform that was previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings and cash flows in future periods.

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

Investing Activities

During the first six months of 2017, the total amount of our net cash utilized on investing activities was $16.2 million. Total cash capital expenditures during the first six months of 2017 were $16.6 million, net of disposals. Our Fluids Division spent $2.9 million of our capital expenditures during the first six months of 2017, the majority of which related to equipment additions. Our Production Testing Division spent $0.7 million on capital expenditures, primarily to add to its international production testing equipment fleet. Our Compression Division spent $12.1 million, primarily for a system software development project designed to improve operating and administrative efficiencies beginning in late 2017. Our Offshore Services segment spent $3.3 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

Generally, a majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled in an effort to conserve capital or otherwise address expected future market conditions. We currently have no long-term capital expenditure commitments and are reviewing all capital expenditure plans carefully during the current period of reduced demand for our products and services in an effort to conserve cash and fund our liquidity needs. The deferral of capital projects could affect our ability to compete in the future. Excluding our Compression Division, we expect to spend approximately $20 to $30 million during 2017 on capital expenditures. Our Compression Division expects to spend approximately $25 to $30 million on capital expenditures during 2017. The level of future growth capital expenditures depends on forecasted demand for our products and services. If the forecasted demand for our products and services during 2017 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly.

Financing Activities

During the first six months of 2017, the total amount of consolidated cash provided by financing activities was $9.5 million. To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, leases, equity issuances, and other sources of capital. We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of June 30, 2017.

See CCLP Financing Activities below for discussion of the CCLP Preferred Units and CCLP's long-term debt.

Our Long-Term Debt

Our Bank Credit Facility. As of August 9, 2017, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (as amended, the "Credit Agreement"), of $30.9 million, and had $5.0 million in letters of credit and guarantees against the revolving credit facility, leaving a net availability, subject to compliance with our covenants and other provisions of the Credit Agreement that limit borrowings under the Credit Facility, of $164.1 million. These amounts do not reflect the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement, and is discussed further below. The Credit Agreement, as amended, matures on September 30, 2019 and limits aggregate lender commitments to $200 million. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 2.50% to 4.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.35% to 1.00% on unused portions of the facility. All obligations under the Credit Agreement and the guarantees of such obligations are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders under the Credit Agreement as well as the holder of our 11% Senior Note on a pari passu basis. In addition, the Credit Agreement includes various limitations on acquisitions, dispositions and capital expenditures.

Our Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. The Credit Agreement requires us to maintain (i) a fixed charge coverage ratio that may not be less than 1.25 to 1 as of the end of any fiscal quarter; and (ii) a consolidated leverage ratio that may not exceed (a) 5.00 to 1 at the end of fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (b) 4.75 to 1 at the end of fiscal quarters ending March 31, 2018 and June 30, 2018, (c) 4.50 to 1 at the end of fiscal quarters ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of each of the fiscal quarters thereafter. At June 30, 2017, our consolidated leverage ratio was 2.66 to 1 (compared to a 5.00 to 1 maximum allowed under the Credit Agreement). At June 30, 2017, our fixed charge coverage ratio was 2.52 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement). Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 11% Senior Note. We have reviewed our financial forecasts as of August 9, 2017 for the subsequent twelve month period, which consider the current level of distributions expected to be received on the CCLP common units we own. Based on this review, and the current market conditions as of August 9, 2017, we anticipate that, despite the current industry environment and activity levels, we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under our debt agreements through August 9, 2018.

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

Our Senior Note. Our senior note consists of the 11% Senior Note that was initially issued and sold in November 2015 and later amended (the "Amended and Restated 11% Senior Note Agreement"). As of August 9, 2017, the aggregate principal amount outstanding of the 11% Senior Note is $125.0 million.

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

The 11% Senior Note is guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Amended and Restated 11% Senior Note Agreement contains customary covenants that limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments. In addition, the Amended and Restated 11% Senior Note Agreement requires us to maintain certain financial ratios, including a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings). The maximum leverage ratio is further defined in the Amended and Restated 11% Senior Note Agreement. Consolidated net earnings under the Amended and Restated 11% Senior Note Agreement is the aggregate of our net income (or loss) of our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under the Amended and Restated 11% Senior Note Agreement.

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

In addition, the Amended and Restated 11% Senior Note Agreement requires a minimum fixed charge coverage ratio at the end of any fiscal quarter of 1.25 to 1 and allows a maximum ratio of consolidated funded indebtedness at the end of any fiscal quarter of a defined measure of earnings ("EBITDA") of (a) 5.00 to 1 as of the end of any fiscal quarter ending during the period commencing March 31, 2017 and ending December 31, 2017, (b) 4.75 to 1 as of the end of any fiscal quarter ending March 31, 2018 and June 30, 2018 and (c) 4.50 to 1 as of the end of any fiscal quarter ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of fiscal quarters ending thereafter. Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Note is secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries on a pari passu basis with the lenders under the Credit Agreement. See the above discussion of our Credit Agreement for a description of these security interests. The 11% Senior Note is pari passu in right of payment with all borrowings under the Credit Agreement and ranks at least pari passu in right of payment with all other outstanding indebtedness. We are in compliance with all covenants of the Senior Unsecured Note Purchase Agreement as of June 30, 2017. At June 30, 2017, our ratio of consolidated funded indebtedness to EBITDA was 2.66 to 1 (compared to 5.00 to 1 maximum allowed under the Amended and Restated 11% Senior Note Agreement).

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

Ratable portions of the CCLP Preferred Units have been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. On June, 7, 2017, as permitted under the Amended and Restated CCLP Partnership Agreement, CCLP elected to defer the monthly conversion of CCLP Preferred Units for each of the Conversion Dates during the three month period beginning July 8, 2017. The maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is potentially unlimited; however, CCLP may, at its option, pay cash, or a combination of cash and CCLP common units, to the CCLP Preferred Unitholders instead of issuing CCLP common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. Including the impact of paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, the total number of CCLP Preferred Units outstanding as of June 30, 2017 was 6,488,842, of which we held 814,924.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of June 30, 2017 was $67.6 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the CCLP Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the CCLP Preferred Units, are non-cash charges and credits associated with the CCLP Preferred Units.

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

As of August 9, 2017, CCLP has a balance outstanding under the CCLP Credit Agreement of $225.0 million, and $1.9 million letters of credit and performance bonds outstanding, leaving availability under the Credit Agreement of $88.1 million. Availability under the CCLP Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment as well as subject to compliance with covenants and other provisions in the CCLP Credit Agreement that may limit borrowings under the CCLP Credit Agreement.

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

The CCLP Credit Agreement, as amended, requires CCLP to maintain (i) a minimum consolidated interest coverage ratio as of each quarter end period (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 3.25 to 1 as of the end of any fiscal quarter, calculated on a trailing four quarters basis. At June 30, 2017, CCLP's consolidated total leverage ratio was 6.12 to 1, its consolidated secured leverage ratio was 2.66 to 1, and its interest coverage ratio was 2.72 to 1. In addition, the CCLP Credit Agreement includes other customary covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the CCLP Credit Agreement requires that, among other conditions, CCLP use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of CCLP's permitted capital expenditures in the ordinary course of business during each fiscal year to $50.0 million in 2017 and 2018, and $75.0 million in 2019.

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the CCLP Credit Agreement, exclude the long-term liability for the CCLP Preferred Units, among other items, in the determination of total indebtedness.

CCLP is in compliance with all covenants of the CCLP Credit Agreement as of June 30, 2017. CCLP has reviewed its financial forecasts as of August 9, 2017 for the subsequent twelve month period, which considers the May 2017 amendment to the CCLP Credit Agreement and the current level of distributions to be paid on CCLP common units. CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its debt agreements through August 9, 2018.

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

CCLP 7.25% Senior Notes. The obligations under the CCLP 7.25% Senior Notes are jointly and severally and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Securities") were issued pursuant to an indenture described below. As of August 8, 2017, $295.9 million in aggregate principal amount of the CCLP 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants of the CCLP Senior Note Purchase Agreement as of June 30, 2017.

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

As part of our long-term strategic growth plans, we evaluate opportunities to acquire businesses and assets that may require the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of equity or debt securities.

The CCLP Amended and Restated Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its common unitholders of record on the applicable record date. During the six months ended June 30, 2017, CCLP distributed $19.4 million, including $10.9 million to its non-affiliated common unitholders. In April 2017, CCLP announced a reduction to the level of cash distributions to its common unitholders, including us. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its operating, investing, and debt services requirements. During the current period of low oil and natural gas pricing, there can be no assurance that the quarterly distributions from CCLP will increase from the current reduced amount per unit, or that there will not be additional future decreases in the amount of distributions going forward.

Off Balance Sheet Arrangements

As of June 30, 2017, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

On March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, asserting claims of professional negligence, breach of contract and other claims against the engineering firm we hired for engineering design, equipment, procurement, advisory, testing and startup services for our El Dorado, Arkansas chemical production facility. The engineering firm disputed our claims and promptly filed a motion to compel the matter to arbitration. After a lengthy procedural dispute in Arkansas state court, arbitration proceedings were initiated on November 15, 2013. Ultimately, on December 16, 2016, the arbitration panel ruled in our favor, declared us as the prevailing party, and awarded us a total net amount of $12.8 million. We received full payment of the $12.8 million final award on January 5, 2017.

From May 2009 to December 2014, EPIC Diving & Marine Services, LLC (“EPIC”), a wholly-owned subsidiary, was the charterer of a dive support vessel from a service provider. At the time of redelivery of the vessel there was a dispute between EPIC and the service provider that was submitted to arbitration in London pursuant to the dispute resolution provision of the charter agreement. Just prior to the scheduled arbitration proceedings in June 2017, EPIC reached a favorable settlement in relation to certain of the service provider's claims against EPIC. EPIC’s dispute with the service provider that a fee was due at the time of redelivery of the vessel proceeded to arbitration on June 20, 2017. On July 6, 2017, the arbitration panel issued its ruling against EPIC, awarding the service provider $3.0 million, plus interest and fees. EPIC disagrees with this outcome, and intends to challenge the ruling.

Other Contingencies

During 2011, in connection with the sale of a significant majority of Maritech’s oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. For those oil and gas properties Maritech previously operated, the buyers of the properties assumed the financial responsibilities associated with the properties' operations, including abandonment and decommissioning, and generally became the successor operator. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers who also assumed these financial responsibilities associated with the properties' operations, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, the previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. A significant portion of the decommissioning liabilities that were assumed by the buyers of the Maritech properties in 2011 remains unperformed and we believe the amounts of these remaining liabilities are significant. We monitor the financial condition of the buyers of these properties from Maritech, and if current oil and natural gas pricing levels continue or deteriorate, we expect that one or more of these buyers may be unable to perform the decommissioning work required on the properties acquired from Maritech.

During the six months ended June 30, 2017, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows that are intended to secure the buyers' obligations to perform the decommissioning work. Maritech and its legal counsel continue to monitor the status of these companies. As of June 30, 2017, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first six months of 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

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

Interest Rate Risk

Through June 30, 2017, there have been no material changes pertaining to our interest risk rate exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Exchange Rate Risk

As of June 30, 2017, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2017	1,212	(2)	$3.55	—	$14,327,000
May 1 – May 31, 2017	51,422	(2)	4.62	—	14,327,000
June 1 – June 30, 2017	17,432	(2)	2.96	—	14,327,000
Total	70,066			—	$14,327,000

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
4.1*
Fifth Amendment to Credit Agreement, dated May 5, 2017, by and among CSI Compressco LP, CSI Compressco Sub Inc., the other loan parties party thereto, Bank of America, N.A., as administrative agent, and collateral agent, and the lenders party thereto.

10.1
Separation and Release Agreement dated June 1, 2017 by and between TETRA Technologies, Inc. and Joseph Elkhoury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2017 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2017.

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

TETRA Technologies, Inc.

Date:	August 9, 2017	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	August 9, 2017	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	August 9, 2017	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer

EXHIBIT INDEX

3.1*	Certificate of Amendment of Restated Certificate of Incorporation of Tetra Technologies, Inc.
4.1*
Fifth Amendment to Credit Agreement, dated May 5, 2017, by and among CSI Compressco LP, CSI Compressco Sub Inc., the other loan parties party thereto, Bank of America, N.A., as administrative agent, and collateral agent, and the lenders party thereto.

10.1
Separation and Release Agreement dated June 1, 2017 by and between TETRA Technologies, Inc. and Joseph Elkhoury (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2017 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2017.