Form 10-Q
period 2017-09-30
TETRA TECHNOLOGIES INC
filed 2017-11-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 8, 2017, there were 115,887,747 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Product sales	$73,054	$55,162	$227,791	$177,305
Services and rentals	143,310	121,391	364,943	344,237
Total revenues	216,364	176,553	592,734	521,542
Cost of revenues:
Cost of product sales	50,384	38,832	162,335	135,102
Cost of services and rentals	95,625	77,116	260,793	226,880
Depreciation, amortization, and accretion	29,200	31,852	87,298	98,997
Impairments of long-lived assets	—	—	—	10,927
Insurance recoveries	(2,352)	—	(2,352)	—
Total cost of revenues	172,857	147,800	508,074	471,906
Gross profit	43,507	28,753	84,660	49,636
General and administrative expense	31,208	28,589	90,896	89,381
Goodwill impairment	—	—	—	106,205
Interest expense, net	14,654	14,325	42,749	43,299
Warrants fair value adjustment income	(47)	—	(11,568)	—
CCLP Series A Preferred fair value adjustment	(1,137)	6,294	(4,340)	6,294
Litigation arbitration award expense (income), net	38	—	(10,064)	—
Other (income) expense, net	(668)	2,130	(94)	3,636
Income (loss) before taxes	(541)	(22,585)	(22,919)	(199,179)
Provision (benefit) for income taxes	797	1,443	4,290	1,804
Net income (loss)	(1,338)	(24,028)	(27,209)	(200,983)
(Income) loss attributable to noncontrolling interest	4,483	9,019	16,900	71,075
Net income (loss) attributable to TETRA stockholders	$3,145	$(15,009)	$(10,309)	$(129,908)
Basic net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$0.03	$(0.16)	$(0.09)	$(1.53)
Average shares outstanding	114,563	91,746	114,435	85,093
Diluted net income (loss) per common share:
Net income (loss) attributable to TETRA stockholders	$0.03	$(0.16)	$(0.09)	$(1.53)
Average diluted shares outstanding	114,569	91,746	114,435	85,093

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(1,338)	$(24,028)	$(27,209)	$(200,983)
Foreign currency translation adjustment	2,620	(1,654)	7,781	(4,503)
Comprehensive income (loss)	1,282	(25,682)	(19,428)	(205,486)
Comprehensive (income) loss attributable to noncontrolling interest	4,670	9,346	17,271	71,918
Comprehensive income (loss) attributable to TETRA stockholders	$5,952	$(16,336)	$(2,157)	$(133,568)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,850	$29,840
Restricted cash	262	6,691
Trade accounts receivable, net of allowances of $4,246 in 2017 and $6,291 in 2016	152,872	114,284
Inventories	122,045	106,546
Assets held for sale	30	214
Prepaid expenses and other current assets	19,372	18,216
Total current assets	315,431	275,791
Property, plant, and equipment:
Land and building	79,258	78,929
Machinery and equipment	1,358,008	1,348,286
Automobiles and trucks	35,359	36,341
Chemical plants	185,663	182,951
Construction in progress	14,458	11,918
Total property, plant, and equipment	1,672,746	1,658,425
Less accumulated depreciation	(776,876)	(712,974)
Net property, plant, and equipment	895,870	945,451
Other assets:
Goodwill	6,636	6,636
Patents, trademarks and other intangible assets, net of accumulated amortization of $63,225 in 2017 and $57,663 in 2016	63,645	67,713
Deferred tax assets, net	28	28
Other assets	19,800	19,921
Total other assets	90,109	94,298
Total assets	$1,301,410	$1,315,540

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$64,320	$45,889
Unearned income	16,659	13,879
Accrued liabilities	59,127	55,666
Decommissioning and other asset retirement obligations	492	1,451
Total current liabilities	140,598	116,885
Long-term debt, net	624,126	623,730
Deferred income taxes	7,081	7,296
Decommissioning and other asset retirement obligations, net of current portion	56,025	54,027
CCLP Series A Preferred Units	68,309	77,062
Warrants liability	6,936	18,503
Other liabilities	15,825	17,571
Total long-term liabilities	778,302	798,189
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at September 30, 2017 and 150,000,000 shares authorized at December 31, 2016; 118,518,896 shares issued at September 30, 2017 and 117,351,746 shares issued at December 31, 2016	1,185	1,174
Additional paid-in capital	424,129	419,237
Treasury stock, at cost; 2,606,601 shares held at September 30, 2017, and 2,536,421 shares held at December 31, 2016	(18,612)	(18,316)
Accumulated other comprehensive income (loss)	(43,133)	(51,285)
Retained earnings (deficit)	(127,595)	(117,287)
Total TETRA stockholders' equity	235,974	233,523
Noncontrolling interests	146,536	166,943
Total equity	382,510	400,466
Total liabilities and equity	$1,301,410	$1,315,540

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$(27,209)	$(200,983)
Reconciliation of net income (loss) to cash provided by operating activities:
Depreciation, amortization, and accretion	87,298	98,997
Impairment of long-lived assets	—	10,927
Impairment of goodwill	—	106,205
Provision (benefit) for deferred income taxes	(431)	(1,002)
Equity-based compensation expense	7,242	11,549
Provision for doubtful accounts	1,333	2,323
Excess decommissioning and abandoning costs	—	2,795
Amortization of deferred financing costs	3,491	2,475
Insurance recoveries associated with damaged equipment	(2,352)	—
CCLP Series A Preferred offering costs	37	3,046
CCLP Series A Preferred accrued paid in kind distributions	5,606	723
CCLP Series A Preferred fair value adjustment	(4,340)	6,295
Warrants fair value adjustment	(11,568)	—
Other non-cash charges and credits	(258)	2,966
Gain on the extinguishment of debt	—	(540)
Gain on sale of assets	(605)	(2,242)
Changes in operating assets and liabilities:
Accounts receivable	(34,187)	59,816
Inventories	(13,394)	(19,193)
Prepaid expenses and other current assets	(1,659)	3,723
Trade accounts payable and accrued expenses	28,368	(55,506)
Decommissioning liabilities	(550)	(3,769)
Other	12	(1,379)
Net cash provided by operating activities	36,834	27,226
Investing activities:
Purchases of property, plant, and equipment, net	(28,587)	(15,438)
Proceeds on sale of property, plant, and equipment	786	2,994
Insurance recoveries associated with damaged equipment	2,352	—
Other investing activities	254	3,337
Net cash used in investing activities	(25,195)	(9,107)
Financing activities:
Proceeds from long-term debt	297,100	367,500
Principal payments on long-term debt	(301,250)	(485,451)
CCLP distributions	(14,815)	(21,642)
Proceeds from issuance of common stock, net of underwriters' discount	—	60,152
Proceeds from CCLP Series A Preferred Units, net of offering costs	—	67,321
Tax remittances on equity based compensation	(624)	(1,562)
Debt issuance costs and other financing activities	(1,573)	(4,094)
Net cash used in financing activities	(21,162)	(17,776)
Effect of exchange rate changes on cash	533	(1,190)
Increase (decrease) in cash and cash equivalents	(8,990)	(847)
Cash and cash equivalents at beginning of period	29,840	23,057
Cash and cash equivalents at end of period	$20,850	$22,210
Supplemental cash flow information:
Interest paid	$39,919	$48,139
Income taxes paid	5,217	3,311
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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. Our interests in oil and gas properties are proportionately consolidated. All intercompany accounts and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2017 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2017.

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

In April 2017, CCLP announced a reduction to the level of cash distributions to its common unitholders, including us. We have reviewed our financial forecasts as of November 9, 2017 for the subsequent twelve month period, which consider the impact of the current distribution levels from CCLP. Based on our financial forecasts, which reflect certain operating and other business assumptions that we believe to be reasonable as of November 9, 2017, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through November 9, 2018.

In May 2017, CCLP entered into an amendment of the agreement governing its bank revolving credit facility (as amended, the "CCLP Credit Agreement") that, among other things, favorably amended certain financial covenants. (See Note B - Long-Term Debt and Other Borrowings.) CCLP has reviewed its financial forecasts as of November 9, 2017 for the subsequent twelve month period, which consider the impact of the amendment of the CCLP Credit Agreement, and the current level of distributions to its common unitholders. Based on these reviews and the current market conditions as of November 9, 2017, CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with its debt covenants through November 9, 2018.

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

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current period’s presentation. The impact of such reclassifications was not significant to the prior period’s overall presentation. During the current quarterly period, recycled brines of $5.6 million repurchased from customers pursuant to obligations under customer sales arrangements during the six months ended June 30, 2017 were recorded as a reduction to product sales revenues and costs of product sales.

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash reported on our balance sheet as of December 31, 2016 consisted primarily of $6.6 million of escrowed cash associated with our July 2011 purchase of a heavy lift derrick barge, which was released to the sellers during the third quarter of 2017 and therefore no longer reflected on our balance sheet as of September 30, 2017.

Inventories

Inventories are stated at the lower of cost or market value. Except for work in progress inventory discussed below, cost is determined using the weighted average method. Components of inventories as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In Thousands)
Finished goods	$63,947	$62,064
Raw materials	3,604	2,429
Parts and supplies	41,122	35,548
Work in progress	13,372	6,505
Total inventories	$122,045	$106,546

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

Goodwill

During the first three months of 2016, low oil and natural gas commodity prices resulted in decreased demand for many of the products and services of each of our reporting units. However, based on updated assumptions as of March 31, 2016, we determined that the fair value of our Fluids Division was significantly in excess of its carrying value, which includes $6.6 million of goodwill. Our Offshore Services and Maritech Divisions had no remaining goodwill as of March 31, 2016. With regard to our Compression Division, demand for low-horsepower wellhead compression services and for sales of compressor equipment decreased significantly and as of March 31, 2016, was expected to continue to be decreased for the foreseeable future. In addition, the price per common unit of CCLP as of March 31, 2016 decreased compared to December 31, 2015. Accordingly, the fair value, including the market capitalization for CCLP, for the Compression reporting unit was less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. For our Production Testing Division, demand for production testing services decreased in each of the market areas in which we operate, resulting in decreased estimated future cash flows. As a result, the fair value of the Production Testing reporting unit was also less than its carrying value as of March 31, 2016, despite impairments recorded as of December 31, 2015. After making the hypothetical purchase price adjustments as part of the second step of the goodwill impairment test, there was $0.0 million residual purchase price to be allocated to the goodwill of both the Compression and Production Testing reporting units. Based on this analysis, we concluded that full impairments of the $92.4 million of recorded goodwill for Compression and $13.9 million of recorded goodwill for Production Testing were required. Accordingly, during the three month period ended March 31, 2016, $106.2 million was charged to Goodwill Impairment expense in the accompanying consolidated statement of operations. As of September 30, 2017 we determined that there was no additional impairment of goodwill, as it was not "more likely than not" that the fair value of our Fluids Division was less than its carrying value.

Impairments of Long-Lived Assets

During the first quarter of 2016, primarily as a result of continuing decreased demand due to then-current market conditions, our Compression, Production Testing, and Fluids segments recorded $7.9 million, $2.8 million, and $0.3 million respectively, of impairments associated with certain identified intangible assets. These amounts were charged to Impairments of Long-Lived Assets expense in the accompanying consolidated statement of operations.

Insurance Recoveries

During the fourth quarter of 2016, our Compression Division recorded $2.4 million of long-lived asset impairments associated with damages sustained on certain compression equipment packages in its fleet. During the third quarter of 2017, our insurer processed and paid $3.0 million of claim proceeds associated with this equipment damage claim. This amount was credited to earnings, with $2.4 million classified as insurance recoveries for the damaged equipment, and $0.6 million classified as other income.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Number of weighted average common shares outstanding	114,563	91,746	114,435	85,093
Assumed exercise of equity awards and warrants	6	—	—	—
Average diluted shares outstanding	114,569	91,746	114,435	85,093

For the nine month period ended September 30, 2017 and the three and nine month periods ended September 30, 2016, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three and nine month periods ended September 30, 2017, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units, as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

Services and Rentals Revenues and Costs

A portion of our services and rentals revenues consist of income pursuant to operating lease arrangements for compressor packages and other assets. For the three and nine month periods ended September 30, 2017 and 2016, the following operating lease revenues and associated costs were included in services and rentals revenues and cost of services and rentals, respectively, in the accompanying consolidated statements of operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Rental revenue	$16,036	$15,508	$37,800	$41,540
Cost of rental revenue	$4,052	$3,641	$12,670	$16,147

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, respectively, as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in other (income) expense, net and totaled $(0.3) million and $(1.5) million during the three and nine month periods ended September 30, 2017 and $(0.2) million and $0.5 million during the three and nine month periods ended September 30, 2016, respectively.

Income Taxes

Our consolidated provision for income taxes during the first nine months of 2016 and 2017 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rates for the three and nine month periods ended September 30, 2017 of negative 147.3% and negative 18.7% were primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 was negatively impacted by the nondeductible portion of our goodwill impairments during the three month period ended March 31, 2016.

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying value of the liability for the warrants to purchase 11.2 million shares of our common stock (the "Warrants") and CCLP Preferred Units. We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement), the initial recording of our decommissioning and other asset retirement obligations, and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which include cash, restricted cash, accounts receivable, short-term borrowings, and long-term debt pursuant to our bank credit agreements, approximate their carrying amounts. The aggregate fair values of our long-term 11% Senior Note at September 30, 2017 and December 31, 2016, were approximately $128.5 million and $133.9 million, respectively, based on current interest rates on those dates, which were different from the stated interest rate on the 11% Senior Note. Those fair values compare to face amounts of the 11% Senior Note of $125.0 million both at September 30, 2017 and December 31, 2016. The fair values of the publicly traded CCLP 7.25% Senior Notes (as herein defined) at September 30, 2017 and December 31, 2016, were approximately $273.7 million and $278.2 million, respectively, (a level 2 fair value measurement) based on current interest rates on those dates, which were different from the stated interest rate on the CCLP 7.25% Senior Notes. Those fair values compare to a face amount of $295.9 million both at September 30, 2017 and December 31, 2016. See Note C - Long-Term Debt and Other Borrowings, for further discussion. We calculated the fair values of our 11% Senior Note as of September 30, 2017 and December 31, 2016 internally, using current market conditions and average cost of debt (a level 2 fair value measurement).

The CCLP Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a Level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of CCLP's common units compared to a volatility analysis of equity prices of CCLP's comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of the CCLP Preferred Units liability is increased by, among other factors, projected increases in CCLP's common unit price and by increases in the volatility and decreases in the debt yields of CCLP's comparable peer companies. Increases (or decreases) in the fair value of CCLP Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).

The Warrants are valued either by using their traded market prices (a level 1 fair value measurement) or, for periods when market prices are not available, by using the Black Scholes option valuation model that includes estimates of the volatility of the Warrants implied by their trading prices (a level 3 fair value measurement). As of December 31, 2016 and September 30, 2017, the fair valuation methodology utilized for the Warrants was a level 3 fair value measurement, as there were no available traded market prices to value the Warrants. The fair valuation of the Warrants liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the nine months ended September 30, 2017, the fair value of the Warrants liability decreased by $11.6 million, which was credited to earnings in the consolidated statement of operations.

During the third quarter of 2017, we issued a stand-alone, cash-settled stock appreciation rights award to an executive officer. This award is valued by using the Black Scholes option valuation model and such fair value is recognized based on the portion of the requisite service period satisfied as of each valuation date. The fair valuation of the stock appreciation rights liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. This stock appreciation rights award is reflected as an accrued liability in our consolidated balance sheet. Increases (or decreases) in the fair value of the stock appreciation rights award will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).

A summary of these fair value measurements as of September 30, 2017 and December 31, 2016, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(68,309)	$—	$—	$(68,309)
Warrants liability	(6,936)	—	—	(6,936)
Cash-settled stock appreciation rights	(22)	—	—	(22)
Asset for foreign currency derivative contracts	275	—	275	—
Liability for foreign currency derivative contracts	(172)	—	(172)	—
Net liability	$(75,164)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(77,062)	$—	$—	$(77,062)
Warrants liability	(18,503)	—	—	(18,503)
Asset for foreign currency derivative contracts	81	—	81	—
Liability for foreign currency derivative contracts	(371)	—	(371)	—
Net liability	$(95,855)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, Revenue Recognition, and most industry-specific guidance. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption. During 2016, in preparation for the adoption of ASU 2014-09, we began a review of the various types of customer contract arrangements for each of our businesses. These reviews include 1) accumulating all customer contractual arrangements; 2) identifying individual performance obligations pursuant to each arrangement; 3) quantifying consideration under each arrangement; 4) allocating consideration among the identified performance obligations; and 5) determining the timing of revenue recognition pursuant to each arrangement. We have substantially completed these contract reviews and are implementing revised accounting system processes in order to capture information required to be disclosed under ASU 2014-09. While the timing and amount of revenue recognized for a large portion of our customer contractual arrangements under ASU 2014-09 will not change, we have determined that the presentation in the financial statements may be impacted. Adoption of ASU 2014-09 will have a significant impact on disclosures. We plan to adopt ASU 2014-09 on January 1, 2018 using the modified retrospective adoption method.

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
In March 2016, the FASB issued ASU 2016-09, "Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" as part of a simplification initiative. The update addresses and simplifies several aspects of accounting for share-based payment transactions. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted, and is to be applied using either modified retrospective, retrospective, or prospective transition method based on which amendment is being applied. Upon adoption of ASU 2016-09, we elected to change our accounting policy to account for forfeitures as they occur, using a modified retrospective method and determined that a cumulative-effect adjustment to retained earnings would be immaterial at transition during the first quarter of 2017. Amendments related to accounting for excess tax benefits have been adopted using a prospective transition method and there were no unrealized excess tax benefits prior to adoption that would require a modified retrospective transition method. Prospectively, excess tax benefits for share-based payments, if any, are now included in cash flows from operating activities rather than financing activities. The ASU also requires entities to classify as financing activities on the statement of cash flows, the cash paid to tax authorities when shares are withheld to satisfy the employer’s statutory income tax withholding obligation, with the application of this requirement to be applied retrospectively. As a result of share-based compensation that vested during the third quarter of 2017 and 2016, the impact to the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 was $0.6 million and $1.6 million, respectively, of tax remittances on equity based compensation as a financing activity.
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
In July 2017, the FASB issued ASU 2017-11, "Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception" to consider “down round” features when determining whether certain equity-linked financial instruments or embedded features are indexed to an entity’s own stock. Entities that present EPS under ASC 260 will recognize the effect of a down round feature in a freestanding equity-classified financial instrument only when it is triggered. The effect of triggering such a feature will be recognized as a dividend and a reduction to income available to common shareholders in basic EPS. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are currently assessing the potential effects of these changes to our consolidated financial statements.
In August 2017, the FASB issued ASU 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities" to change how companies account for and disclose hedges. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – LONG-TERM DEBT AND OTHER BORROWINGS

We believe TETRA's capital structure and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of September 30, 2017 and December 31, 2016, consists of the following:

		September 30, 2017	December 31, 2016
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility (presented net of the unamortized deferred financing costs of $2.3 million as of December 31, 2016)	September 30, 2019	$—	$3,229
11.0% Senior Note, Series 2015 (presented net of the unamortized discount of $4.0 million as of September 30, 2017 and $4.4 million as of December 31, 2016 and net of unamortized deferred financing costs of $3.6 million as of September 30, 2017 and $4.2 million as of December 31, 2016)	November 5, 2022	117,355	116,411
TETRA total debt		117,355	119,640
Less current portion		—	—
TETRA total long-term debt		$117,355	$119,640

CCLP
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $4.4 million as of September 30, 2017 and $4.5 million as of December 31, 2016)	August 4, 2019	218,977	217,467
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $2.9 million as of September 30, 2017 and $3.3 million as of December 31, 2016 and net of unamortized deferred financing costs of $5.2 million as of September 30, 2017 and $6.0 million as of December 31, 2016)	August 15, 2022	287,794	286,623
CCLP total debt		506,771	504,090
Less current portion		$—	$—
Consolidated total long-term debt		$624,126	$623,730

As of September 30, 2017, TETRA (excluding CCLP) had no outstanding balance and $4.4 million in letters of credit against its Credit Agreement, leaving a net availability of $195.6 million. Because there was no outstanding balance on this Credit Agreement, associated deferred financing costs of $1.7 million as of September 30, 2017, were classified as other long-term assets on the accompanying consolidated balance sheet. As of September 30, 2017, CCLP had an outstanding balance of $223.4 million and had $1.9 million letters of credit outstanding against the CCLP Credit Agreement, leaving a net availability of $89.7 million, subject to a borrowing base limitation. Availability under each of the TETRA Credit Agreement and the CCLP Credit Agreement is subject to compliance with the covenants and other provisions in the respective credit agreements that may limit borrowings thereunder. See below for further discussion of the CCLP Credit Agreement.

As described below, we and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of September 30, 2017.

Our Long-Term Debt

Our Credit Agreement.

At September 30, 2017, our consolidated leverage ratio was 1.95 to 1 (compared to a 5.00 to 1 maximum allowed under the Credit Agreement) and our fixed charge coverage ratio was 2.77 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement).

CCLP Long-Term Debt

At September 30, 2017, CCLP's consolidated total leverage ratio was 6.33 to 1 (compared to 6.75 to 1 maximum allowed under the CCLP Credit Agreement), its consolidated secured leverage ratio was 2.75 to 1 (compared to 3.25 to 1 maximum allowed under the CCLP Credit Agreement) and its consolidated interest coverage ratio was 2.63 to 1 (compared to a 2.25 to 1 minimum required under the CCLP Credit Agreement).

On May 5, 2017, CCLP entered into an amendment of the CCLP Credit Agreement (the "CCLP Fifth Amendment") that, among other things, modified certain financial covenants in the CCLP Credit Agreement, providing that (i) the consolidated total leverage ratio may not exceed (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter; and (ii) the consolidated secured leverage ratio may not exceed 3.25 to 1 as of the end of any fiscal quarter. The consolidated interest coverage ratio was not amended by the CCLP Fifth Amendment. In addition, the CCLP Fifth Amendment (i) increased the applicable margin by 0.25% in the event the consolidated total leverage ratio exceeds 6.00 to 1, resulting in a range for the applicable margin between 2.00% and 3.50% per annum for LIBOR-based loans and between 1.00% and 2.50% per annum for base-rate loans, depending on the consolidated total leverage ratio, and (ii) modified the appraisal delivery requirement from an annual requirement to a semi-annual requirement. In connection with the CCLP Fifth Amendment, the level of CCLP's cash distributions payable on its common units for the quarterly period ended June 30, 2017 will be limited to the current reduced level. The CCLP Fifth Amendment also included additional revisions that provide flexibility to CCLP for the issuance of preferred securities.

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

A ratable portion of the CCLP Preferred Units have been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. On June, 7, 2017, as permitted under the Amended and Restated CCLP Partnership Agreement, CCLP elected to defer the monthly conversion of CCLP Preferred Units for each of the Conversion Dates during the three month period beginning July 8, 2017. As a result, no CCLP Preferred Units were converted into CCLP common units during the three month period ended September 30, 2017, and future monthly conversions will be increased beginning in October 2017. Based on the number of Preferred Units outstanding as of September 30, 2017, the maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is approximately 38.1 million CCLP common units; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. The total number of CCLP Preferred Units outstanding as of September 30, 2017 was 6,673,202, of which we held 838,078.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units, net of the units we purchased, is classified as long-term liabilities on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of September 30, 2017 was $68.3 million. Changes in the fair value during each quarterly period, including the $4.3 million net decrease in fair value during the nine month period ended September 30, 2017, are charged or credited to earnings in the accompanying consolidated statements of operations. Based on the conversion provisions of the CCLP Preferred Units, and using the Conversion Price calculated as of September 30, 2017, the theoretical number of CCLP common units that would be issued if all of the outstanding CCLP Preferred Units were converted on September 30, 2017 on the same basis as the monthly conversions would be approximately 17.3 million CCLP common units, with an aggregate market value of $90.2 million. A $1 decrease in the Conversion Price would result in the issuance of 4.9 million additional CCLP common units pursuant to these conversion provisions.

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

We also operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The values of our asset retirement obligations for these non-Maritech properties were $10.0 million and $9.4 million as of September 30, 2017 and December 31, 2016, respectively. We are required to take certain actions in connection with the retirement of these assets. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The original estimates are the fair values that have been recorded for retiring these long-lived assets. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets. The costs for non-oil and gas assets are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three and nine month period ended September 30, 2017, are as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(In Thousands)
Beginning balance for the period, as reported	$55,999	$55,478
Activity in the period:
Accretion of liability	551	1,582
Retirement obligations incurred	—	—
Revisions in estimated cash flows	26	12
Settlement of retirement obligations	(59)	(555)
Ending balance	$56,517	$56,517

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

Derivative Contracts

Foreign Currency Derivative Contracts. We and CCLP enter into 30-day foreign currency forward derivative contracts as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2017, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$1,879	1.20	10/18/2017
Forward purchase pounds sterling	6,980	1.32	10/18/2017
Forward sale Canadian dollar	3,270	1.22	10/18/2017
Forward purchase Mexican peso	6,951	17.93	10/18/2017
Forward sale Norwegian krone	3,009	7.88	10/18/2017
Forward sale Mexican peso	5,088	17.93	10/18/2017

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

The fair values of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of September 30, 2017 and December 31, 2016, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at September 30, 2017	Fair Value at December 31, 2016
		(In Thousands)
Forward sale contracts	Current assets	$187	$81
Forward purchase contracts	Current assets	88	—
Forward purchase contracts	Current liabilities	(161)	(371)
Net asset (liability)		$114	$(290)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2017, we recognized $0.1 million and $1.2 million of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program. During the three and nine month periods ended September 30, 2016, we recognized $(0.4) million and $(1.6) million, of net gains (losses), respectively, reflected in other income (expense), net associated with this program.

NOTE F – EQUITY

Changes in equity for the three and nine month periods ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,
	2017			2016
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$228,673	$155,054	$383,727	$190,449	$197,335	$387,784
Net income (loss)	3,145	(4,483)	(1,338)	(15,009)	(9,019)	(24,028)
Foreign currency translation adjustment	2,807	(187)	2,620	(1,327)	(327)	(1,654)
Comprehensive Income (loss)	5,952	(4,670)	1,282	(16,336)	(9,346)	(25,682)
Exercise of common stock options	—	—	—	115	—	115
Proceeds from the issuance of stock, net of offering costs	—	—	—	(153)	—	(153)
Conversions of CCLP Series A Preferred	—	—	—	—	—	—
Distributions to public unitholders	—	(3,871)	(3,871)	—	(7,224)	(7,224)
Equity-based compensation	1,537	45	1,582	1,774	774	2,548
Treasury stock and other	(188)	(22)	(210)	—	(154)	(154)
Ending balance as of September 30	$235,974	$146,536	$382,510	$175,849	$181,385	$357,234

	Nine Months Ended September 30,
	2017			2016
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$233,523	$166,943	$400,466	$241,217	$272,963	$514,180
Net income (loss)	(10,309)	(16,900)	(27,209)	(129,908)	(71,075)	(200,983)
Foreign currency translation adjustment	8,152	(371)	7,781	(3,660)	(843)	(4,503)
Comprehensive Income (loss)	(2,157)	(17,271)	(19,428)	(133,568)	(71,918)	(205,486)
Exercise of common stock options	—	—	—	142	—	142
Proceeds from the issuance of stock, net of offering costs	(16)	—	(16)	60,124	—	60,124
Conversions of CCLP Series A Preferred	—	10,020	10,020	—	—	—
Distributions to public unitholders	—	(14,815)	(14,815)	—	(21,642)	(21,642)
Equity-based compensation	5,089	1,784	6,873	9,313	2,236	11,549
Treasury stock and other	(465)	(125)	(590)	(1,379)	(254)	(1,633)
Ending balance as of September 30	$235,974	$146,536	$382,510	$175,849	$181,385	$357,234

On May 5, 2017, our stockholders approved the amendment of our Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 250,000,000.

Activity within the foreign currency translation adjustment account during the periods includes no reclassifications to net income (loss).

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

On March 18, 2011, we filed a lawsuit in the Circuit Court of Union County, Arkansas, asserting claims of professional negligence, breach of contract and other claims against the engineering firm we hired for engineering design, equipment, procurement, advisory, testing and startup services for our El Dorado, Arkansas chemical production facility. The engineering firm disputed our claims and promptly filed a motion to compel the matter to arbitration. After a lengthy procedural dispute in Arkansas state court, arbitration proceedings were initiated on November 15, 2013. Ultimately, on December 16, 2016, the arbitration panel ruled in our favor, declared us as the prevailing party, and awarded us a total net amount of $12.8 million. We received full payment of the $12.8 million final award on January 5, 2017, and this amount was credited to earnings in the accompanying consolidated statement of operations for the nine months ended September 30, 2017.

From May 2009 to December 2014, EPIC Diving & Marine Services, LLC (“EPIC”), a wholly-owned subsidiary, was the charterer of a dive support vessel from a service provider. At the time of redelivery of the vessel there was a dispute between EPIC and the service provider that was submitted to arbitration in London pursuant to the dispute resolution provision of the charter agreement. Just prior to the scheduled arbitration proceedings in June 2017, EPIC reached a favorable settlement in relation to certain of the service provider's claims against EPIC. EPIC’s dispute with the service provider that a fee was due at the time of redelivery of the vessel proceeded to arbitration on June 20, 2017. On July 6, 2017, the arbitration panel issued its ruling against EPIC, awarding the service provider $3.0 million, plus interest and fees. A net exposure of $2.8 million was accrued and charged to earnings during 2017.

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

During the nine months ended September 30, 2017, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows intended to secure the buyers' obligations to perform the decommissioning work. Maritech and its legal counsel continue to monitor the status of these companies. As of September 30, 2017, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Revenues from external customers
Product sales
Fluids Division	$58,191	$40,922	$177,839	$133,409
Production Testing Division	—	—	6,130	—
Compression Division	14,374	14,002	42,755	43,205
Offshore Division

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Offshore Services	468	—	640	116
Maritech	21	238	427	575
Total Offshore Division	489	238	1,067	691
Consolidated	$73,054	$55,162	$227,791	$177,305

Services and rentals
Fluids Division	$35,239	$21,687	$77,631	$49,061
Production Testing Division	18,634	14,046	48,935	45,202
Compression Division	57,237	56,716	169,727	185,299
Offshore Division
Offshore Services	32,200	29,239	68,650	65,488
Maritech	—		—
Intersegment eliminations	—	(297)	—	(813)
Total Offshore Division	32,200	28,942	68,650	64,675
Consolidated	$143,310	$121,391	$364,943	$344,237

Interdivision revenues
Fluids Division	$12	$1	$13	$86
Production Testing Division	293	1,019	1,311	3,118
Compression Division	—	—	—	—
Offshore Division
Offshore Services	—	—	—	—
Maritech	—	—	—	—
Intersegment eliminations	—	—	—	—
Total Offshore Division	—	—	—	—
Interdivision eliminations	(305)	(1,020)	(1,324)	(3,204)
Consolidated	$—	$—	$—	$—

Total revenues
Fluids Division	$93,442	$62,610	$255,483	$182,556
Production Testing Division	18,927	15,065	56,376	48,320
Compression Division	71,611	70,718	212,482	228,504
Offshore Division
Offshore Services	32,668	29,239	69,290	65,604
Maritech	21	238	427	575
Intersegment eliminations	—	(297)	—	(813)
Total Offshore Division	32,689	29,180	69,717	65,366
Interdivision eliminations	(305)	(1,020)	(1,324)	(3,204)
Consolidated	$216,364	$176,553	$592,734	$521,542

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
Income (loss) before taxes
Fluids Division	$24,891	$8,835	$60,953	$8,931
Production Testing Division	(1,405)	(4,222)	(6,565)	(27,924)
Compression Division	(7,014)	(14,862)	(27,527)	(123,602)
Offshore Division
Offshore Services	452	1,879	(12,328)	(5,792)
Maritech	(914)	(643)	(1,698)	(4,664)
Intersegment eliminations	—	—	—	—
Total Offshore Division	(462)	1,236	(14,026)	(10,456)
Interdivision eliminations	—	(2)	(162)	5
Corporate Overhead(1)	(16,551)	(13,570)	(35,592)	(46,133)
Consolidated	$(541)	$(22,585)	$(22,919)	$(199,179)

	September 30,
	2017	2016
	(In Thousands)
Total assets
Fluids Division	$343,881	$332,322
Production Testing Division	83,731	93,916
Compression Division	787,747	832,839
Offshore Division
Offshore Services	120,464	127,813
Maritech	1,389	3,538
Total Offshore Division	121,853	131,351
Corporate Overhead and eliminations	(35,802)	(18,378)
Consolidated	$1,301,410	$1,372,050

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In Thousands)
General and administrative expense	$12,277	$8,748	$33,883	$26,698
Depreciation and amortization	129	101	338	328
Interest expense	3,899	4,699	11,913	16,347
Warrants fair value adjustment	(47)	—	(11,568)	—
Other general corporate (income) expense, net	293	22	1,026	2,760
Total	$16,551	$13,570	$35,592	$46,133

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

Business Overview

During the third quarter of 2017, we saw improved demand for many of our products and services, reflecting recent reduced volatility of oil and natural gas commodity prices. Despite flat offshore rig counts compared to 2016, demand from certain of our offshore Fluids Division customers has continued to be strong during 2017. Onshore rig counts in the U.S. and Canada have improved steadily from levels one year ago, resulting in improving markets for our Fluids and Production Testing Divisions. For our Compression Division, increased demand for high- and mid-level horsepower compression services and equipment is reflected in improved fleet utilization as well as a significant increase in new equipment sales backlog. Demand for certain products and services in many of our foreign markets has also improved. While this improving market environment resulted in an increase in our consolidated revenues and gross profit during the third quarter of 2017 compared to the corresponding prior year period, the impact of improved demand is partially mitigated by continued customer pricing pressures faced by each of our businesses. Such pricing challenges are expected to ease going forward, particularly if demand and activity levels continue to increase. Our Offshore Services segment was also negatively impacted by challenging weather conditions during the third quarter of 2017, as hurricane activity in the Gulf of Mexico reduced equipment utilization. We continue to minimize headcount additions and seek to maintain the reduced operating and administrative cost structure implemented during the past three years, despite the recent increase in operating activity and the reinstatement of company-wide wages and benefits to their levels prior to the reductions that were implemented during 2016. Our consolidated pretax loss was reduced compared to the prior year period primarily due to the increased gross profit, but also partially due to the fair market valuation gain that was credited to earnings during the third quarter of 2017 on the liabilities recorded for the CSI Compressco LP ("CCLP") Series A Preferred Units.

Despite the indicators of an improving market environment discussed above, both we and CCLP continue to focus aggressively on conserving cash and monitoring liquidity. We consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and our debt. Our debt is serviced by our existing cash balances and cash provided by operating activities (excluding CCLP) and the distributions we receive from CCLP, in excess of our cash capital expenditures (excluding CCLP). As a result of improving operating cash flows, as of September 30, 2017, we have no amounts outstanding under our bank credit facility. During the nine months ended September 30, 2017, consolidated cash provided by operating activities was $36.8 million compared to $27.2 million during the corresponding prior year period, including $24.6 million of cash provided by the operating activities of CCLP. This increase in consolidated cash provided by operating activities was driven primarily by improved operating profitability, and despite the decrease in cash provided by working capital changes related to the timing of collections of significant accounts receivable. Growth and maintenance capital expenditure levels continue to be significantly reduced for each of our businesses, including CCLP, in order to conserve cash in the current environment. We and CCLP continue to consider additional cost reductions and maintain our efforts to manage working capital. In April 2017, CCLP announced a reduction of approximately 50% in the level of cash distributions to its common unitholders, including us. Despite the current level of cash distributions from CCLP, we believe that the cost reduction and capital structuring steps we and CCLP have taken during the past two years will allow us and CCLP to continue to meet our respective financial obligations and fund our respective future growth plans as needed, despite current uncertain operating and financial markets. We and CCLP believe that maintaining reduced cost structures and monitoring our balance sheets and capital structures on an ongoing basis enhances our respective abilities to remain fiscally responsible for the uncertain duration of the current customer pricing environment, and position each of us to capitalize on growth opportunities as industry conditions continue to improve.

Approximately $506.8 million of our consolidated debt balance is owed by CCLP, serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures), and is secured by the assets of CCLP. The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service and secure our and CCLP's respective capital structures.

	September 30, 2017
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$13,472	$7,378	$—	$20,850
Affiliate receivables	12,008	—	(12,008)	—
Other current assets	202,388	92,193	—	294,581
Property, plant and equipment, net	284,204	611,666	—	895,870
Other assets, including investment in CCLP	21,673	34,705	33,731	90,109
Total assets	$533,745	$745,942	$21,723	$1,301,410

Affiliate payables	$—	$12,008	$(12,008)	$—
Other current liabilities	95,810	44,788	—	140,598
Long-term debt, net	117,355	506,771	—	624,126
CCLP Series A Preferred Units	—	78,120	(9,811)	68,309
Warrants liability	6,936	—	—	6,936
Other non-current liabilities	77,670	1,261	—	78,931
Total equity	235,974	102,994	43,542	382,510
Total liabilities and equity	$533,745	$745,942	$21,723	$1,301,410

During the first nine months of 2017, we received $11.3 million from CCLP as our share of CCLP common unit distributions. As a result of the April 2017 announcement by CCLP related to the reduction of its quarterly cash distributions on CCLP common units, the level of distributions from CCLP is expected to continue to be reduced for the foreseeable future.

Cash provided by operating activities for the nine months ended September 30, 2017 was $36.8 million compared to $27.2 million for the nine months ended September 30, 2016, an increase of $9.6 million, or 35.3%, primarily due to improved operating profitability. Consolidated capital expenditures were $28.6 million during the nine months ended September 30, 2017, and included $13.7 million of capital expenditures by our Compression Division resulting primarily from a system software development project designed to improve operating and administrative efficiencies. Corresponding prior year period consolidated capital expenditures were $15.4 million, including $7.6 million by our Compression Division. Although our capital expenditure levels are expected to increase going forward, they reflect our continuing efforts to defer or reduce capital expenditure projects where possible in the current market environment. Key objectives associated with our capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our 11% Senior Note. CCLP also continues to carefully monitor its 2017 capital expenditure program, in light of current customer pricing levels for its compression products and services, in order to minimize borrowings under the CCLP Credit Agreement. TETRA's future consolidated operating cash flows are also affected by the continuing challenges associated with extinguishing the remaining Maritech asset retirement obligations. The amount of recorded liability for these remaining obligations is approximately $46.5 million as of September 30, 2017. Approximately $0.5 million of this amount is expected to be performed during the twelve month period ending September 30, 2018, with the timing of a portion of this work being subject to change.

Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our Form 10-K for the year ended December 31, 2016. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, the current cost of future abandonment and decommissioning obligations, and the allocation of acquisition purchase price. The fair values of portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended September 30, 2017 compared with three months ended September 30, 2016.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$216,364	$176,553	$39,811	22.5%
Gross profit	43,507	28,753	14,754	51.3%
Gross profit as a percentage of revenue	20.1%	16.3%
General and administrative expense	31,208	28,589	2,619	9.2%
General and administrative expense as a percentage of revenue	14.4%	16.2%
Interest expense, net	14,654	14,325	329	2.3%
Warrants fair value adjustment income	(47)	—	(47)
CCLP Series A Preferred fair value adjustment	(1,137)	6,294	(7,431)
Litigation arbitration award expense (income), net	38	—	38
Other (income) expense, net	(668)	2,130	(2,798)
Income (loss) before taxes	(541)	(22,585)	22,044	97.6%
Income (loss) before taxes as a percentage of revenue	(0.3)%	(12.8)%
Provision (benefit) for income taxes	797	1,443	(646)
Net income (loss)	(1,338)	(24,028)	22,690
Net (income) loss attributable to noncontrolling interest	4,483	9,019	(4,536)
Net income (loss) attributable to TETRA stockholders	$3,145	$(15,009)	$18,154

Consolidated revenues during the current year quarter increased compared to the prior year quarter primarily due to increased Fluids Division revenues. The increase in Fluids Division revenues was primarily driven by increased sales of offshore completion fluids products and onshore water management services activity, resulting in a $30.8 million increase in revenues. Increases in revenues of our Production Testing and Compression Divisions are due to increased activity levels compared to the prior year and despite continuing pricing challenges. Our Offshore Division reported a $3.9 million increase in revenues compared to the prior year period, primarily due to increased diving, well abandonment, and cutting activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased compared to the prior year quarter primarily due to the improving demand for our Fluids and Production Testing Divisions' products and services. Despite the improvement in the activity levels of certain of our businesses, the impact of pricing pressures continues to challenge the profitability of each of our businesses. While we remain aggressive in managing operating costs and maintaining reduced headcount, the results of each of our businesses partially reflect the impact of company-wide wage and benefit reinstatements during the first half of 2017 to reverse wage and benefit reductions that were implemented during the first half of 2016.

Consolidated general and administrative expenses increased during the third quarter of 2017 compared to the prior year period, primarily due to increased salary and employee expenses of $3.4 million, which included the impact of the reinstatements of wages and benefits to their levels prior to the reductions, as well as increased insurance and other general expenses of $0.9 million. These increases were partially offset by decreased professional services fees of $0.8 million and decreased bad debt expense of $0.9 million.

Consolidated interest expense, net, increased during the third quarter of 2017 compared to the prior year quarter, as decreased Corporate interest expense, reflecting the decrease in long-term debt outstanding, was more than offset by Compression Division interest expense. Compression Division interest expense increased mainly due to the paid in kind distributions on the CCLP Preferred Units that were issued during the prior year quarter. Interest expense during the 2017 and 2016 periods includes $1.2 million and $1.0 million, respectively, of finance cost amortization.

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

Consolidated other (income) expense, net, was $0.7 million of other income during the current year quarter compared to $2.1 million of other expense during the prior year quarter, primarily due to issuance costs related to the CCLP Preferred Units which were issued during the prior year quarter and due to insurance recoveries recorded during the current year quarter.

Our consolidated provision for income taxes during the third quarter of 2017 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended September 30, 2017 of negative 147.3% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Fluids Division

	Three Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$93,442	$62,610	$30,832	49.2%
Gross profit	31,359	15,369	15,990	104.0%
Gross profit as a percentage of revenue	33.6%	24.5%
General and administrative expense	6,491	6,434	57	0.9%
General and administrative expense as a percentage of revenue	6.9%	10.3%
Interest (income) expense, net	(8)	8	(16)
Other (income) expense, net	(15)	92	(107)
Income before taxes	$24,891	$8,835	$16,056	181.7%
Income before taxes as a percentage of revenue	26.6%	14.1%

The increase in Fluids Division revenues during the current year quarter compared to the prior year quarter was primarily due to $17.3 million of increased product sales revenues, attributed to increased clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico, including increased revenues from a TETRA CS Neptune(R) completion fluid project during the period, and increased international fluid sales. While offshore rig counts remain low, we have seen an increase in demand from our customers, contributing to this increase. In addition, onshore manufactured product sales also increased compared to the prior year period. Service revenues increased $13.6 million, primarily due to increased water management services demand and activity, reflecting improved activity levels resulting from the growth in domestic onshore rig count.

Fluids Division gross profit during the current year quarter increased significantly compared to the prior year quarter primarily due to the increased revenues and profitability associated with the mix of CBF products and services, including the impact of the TETRA CS Neptune completion fluid project discussed above, In addition, improved profitability from the increased water management services activity also contributed to the increase. Fluids Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Fluids Division reported a significant increase in pretax earnings during the current year quarter compared to the prior year quarter primarily due to the increased gross profit discussed above. In addition, increased foreign currency gains compared to the prior year quarter resulted in other income during the current year quarter. Fluids Division administrative cost levels remained consistent compared to the prior year quarter, as $0.8 million of increased salary and employee related expenses and $0.1 million of increased general expenses were partially offset by $0.3 million of decreased legal and professional fees and $0.6 million of decreased bad debt expense. The Fluids Division continues to review opportunities to further reduce its administrative costs.

Production Testing Division

	Three Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$18,927	$15,065	$3,862	25.6%
Gross profit (loss)	404	(2,032)	2,436	119.9%
Gross profit as a percentage of revenue	2.1%	(13.5)%
General and administrative expense	2,238	2,223	15	0.7%
General and administrative expense as a percentage of revenue	11.8%	14.8%
Interest (income) expense, net	(47)	(147)	100
Other (income) expense, net	(382)	114	(496)
Loss before taxes	$(1,405)	$(4,222)	$2,817	66.7%
Loss before taxes as a percentage of revenue	(7.4)%	(28.0)%

Production Testing Division revenues increased during the current year quarter compared to the prior year quarter due to $3.9 million of increased services revenues primarily due to increased domestic activity levels. Onshore U.S. activity levels in certain markets have reflected the increased rig counts compared to the prior year quarter.

The Production Testing Division reflected a gross profit during the current year quarter compared to a gross loss during the prior year quarter with the improvement being primarily due to the increase in revenues and improving customer pricing levels. However, customer pricing continues to be challenging due to excess availability of equipment. The Production Testing Division continues to monitor its cost structure in light of current market conditions.

The Production Testing Division reported a decreased pretax loss during the current year quarter compared to the prior year quarter, primarily due to the improvement in gross profit described above. General and administrative expenses levels remained consistent with the prior year quarter. Other income increased primarily due to increased foreign currency gains.

Compression Division

	Three Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$71,611	$70,718	$893	1.3%
Gross profit	11,015	12,353	(1,338)	(10.8)%
Gross profit as a percentage of revenue	15.4%	17.5%
General and administrative expense	8,679	9,260	(581)	(6.3)%
General and administrative expense as a percentage of revenue	12.1%	13.1%
Interest (income) expense, net	10,811	9,763	1,048
CCLP Series A Preferred fair value adjustment	(1,137)	6,294	(7,431)
Other (income) expense, net	(324)	1,898	(2,222)
Loss before taxes	$(7,014)	$(14,862)	$(7,848)	(52.8)%
Income (loss) before taxes as a percentage of revenue	(9.8)%	(21.0)%

Compression Division revenues increased during the current year quarter compared to the prior year quarter, primarily due to a $0.5 million increase in service revenues associated with the Compression Division's compression and aftermarket services operations. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compressor fleet utilization rates, which offset the impact of decreased customer pricing and from sales of compressor packages that were previously in service. Although overall utilization of the Compression Division's compressor fleet has improved sequentially for four consecutive quarterly periods, demand for low-horsepower production enhancement compression services remains challenged. The $0.4 million increase in product sales revenues was due to a higher number of new compressor equipment sales for customer projects compared to the prior year quarter. Demand for new compressor equipment continues to improve, and the current equipment sales backlog has increased significantly compared to the prior year quarter.

Compression Division gross profit decreased during the current year quarter compared to the prior year quarter, despite the impact of an insurance recovery in the current year quarter for equipment that was damaged and impaired in the prior year. The impact of increased revenues discussed above was more than offset by increased compressor fleet operating costs resulting from increased utilization. Competitive pricing pressures began to diminish in late 2016, although customer pricing still remains generally lower than early 2016 levels.

The Compression Division recorded a decreased pretax loss during the current year quarter compared to the prior year quarter despite the decreased gross profit discussed above and despite increased interest expense associated with paid in kind distributions on the CCLP Preferred Units, which were issued during the prior year quarter. Offsetting these factors, the fair value adjustment of the CCLP Preferred Units was credited to earnings during the current year quarter compared to a charge to earnings during the prior year quarter. Changes in the fair value of the CCLP Preferred Units may generate additional volatility to our earnings going forward. Other (income) expense, net, improved primarily due to $2.1 million of CCLP Preferred Units issuance costs being expensed during the prior year quarter and due to $0.6 million of other income associated with insurance recovery. General and administrative expense levels decreased compared to the prior year quarter, as decreased professional fees of $0.8 million and decreased bad debt expense of $0.3 million were partially offset by $0.4 million of increased salary and employee-related expenses and $0.1 million of decreased other general expenses.

Offshore Division

Offshore Services Segment

	Three Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$32,668	$29,239	$3,429	11.7%
Gross profit (loss)	1,592	3,459	(1,867)	(54.0)%
Gross profit as a percentage of revenue	4.9%	11.8%
General and administrative expense	1,344	1,580	(236)	(14.9)%
General and administrative expense as a percentage of revenue	4.1%	5.4%
Litigation arbitration award expense	38	—	38
Other (income) expense, net	(242)	—	(242)
Income (loss) before taxes	$452	$1,879	$(1,427)	(75.9)%
Income (loss) before taxes as a percentage of revenue	1.4%	6.4%

Revenues for the Offshore Services segment increased during the current year quarter compared to the prior year quarter primarily due to increased revenues from its diving services, well abandonment, and cutting businesses, which more than offset the decreased revenues from heavy lift services. Demand for diving, well abandonment, and cutting services has increased during 2017 compared to the prior year quarter. Decreased heavy lift revenues during the current quarter were primarily due to decreased equipment utilization compared to the prior year quarter, reflecting the impact of increased hurricane activity and other weather disruptions in the U.S. Gulf of Mexico that caused significant downtime during the current year quarter. Additionally, the remainder of Offshore Services businesses were also negatively impacted by the significant weather downtime. There were no revenues from Offshore Services work performed for our Maritech segment during the current year quarter compared to $0.3 million of such revenues during the prior year quarter. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be low in future periods.

The Offshore Services segment reflected a decreased gross profit during the current year quarter compared to the prior year quarter, despite the impact of the increased activity levels discussed above, due to the decreased heavy lift services utilization during the quarter due to the weather issues noted above. In addition, significant activity levels have resulted in the Offshore Services segment leasing third-party equipment to serve certain customers, resulting in increased operating costs. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

The Offshore Services segment reported decreased pretax earnings during the current year quarter compared to the prior year quarter primarily due to the decreased gross profit discussed above and despite a reduction in general and administrative expenses. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Three Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$21	$238	$(217)	(91.2)%
Gross profit (loss)	(737)	(297)	(440)
General and administrative expense	177	343	(166)	(48.4)%
General and administrative expense as a percentage of revenue	842.9%	144.1%
Interest (income) expense, net	—	2	(2)
Other (income) expense, net	—	1	(1)
Income (loss) before taxes	$(914)	$(643)	$(271)	(42.1)%

As a result of the sale of almost all of its producing properties during 2011 and 2012, Maritech revenues were negligible and are expected to continue to be negligible going forward. Revenue decreased during the current year quarter compared to the prior year quarter due to decreased production volumes.

Maritech reported an increased gross loss during the current year quarter compared to the prior year quarter, primarily due to the decreased revenues and due to increased repair expenses.

Maritech reported an increased pretax loss during the current year quarter compared to the prior year period primarily due to the increased gross loss as discussed above.

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(129)	$(101)	$(28)	(27.7)%
General and administrative expense	12,277	8,748	3,529	40.3%
Interest (income) expense, net	3,899	4,699	(800)
Warrants fair value adjustment income	(47)	—	(47)
Other (income) expense, net	293	22	271
Loss before taxes	$(16,551)	$(13,570)	$(2,981)	(22.0)%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year quarter, primarily due to increased general and administrative expense. Corporate general and administrative expense increased due to $2.4 million of increased salary, incentives and employee related expenses, $0.7 million of increased other general expenses, and $0.4 million of increased professional service fees. The increased salary, incentives and employee related expenses include the impact of company-wide reinstatements during the first half of 2017 of wages and benefits to their levels prior to the reductions that were implemented during the first half of 2016. In addition, other expense increased due to $0.3 million of decreased financing cost in the prior year period. These increased expenses compared to the prior year quarter were partially offset by decreased interest expense, reflecting the reduction in outstanding long-term debt, following the December 2016 equity offering, for which the proceeds were primarily used to retire long-term debt outstanding.

Results of Operations

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$592,734	$521,542	$71,192	13.7%
Gross profit	84,660	49,636	35,024	70.6%
Gross profit as a percentage of revenue	14.3%	9.5%
General and administrative expense	90,896	89,381	1,515	1.7%
General and administrative expense as a percentage of revenue	15.3%	17.1%
Goodwill impairment	—	106,205	(106,205)
Interest expense, net	42,749	43,299	(550)	(1.3)%
Warrants fair value adjustment income	(11,568)	—	(11,568)
CCLP Series A Preferred fair value adjustment	(4,340)	6,294	(10,634)
Litigation arbitration award expense (income), net	(10,064)	—	(10,064)
Other (income) expense, net	(94)	3,636	(3,730)
Income (loss) before taxes	(22,919)	(199,179)	176,260	88.5%
Income (loss) before taxes as a percentage of revenue	(3.9)%	(38.2)%
Provision (benefit) for income taxes	4,290	1,804	2,486
Net income (loss)	(27,209)	(200,983)	173,774
Net (income) loss attributable to noncontrolling interest	16,900	71,075	(54,175)
Net income (loss) attributable to TETRA stockholders	$(10,309)	$(129,908)	$119,599

Consolidated revenues for 2017 increased compared to the prior year period, primarily due to increased Fluids Division revenues, which increased by $72.9 million, driven by increased sales of offshore completion fluids products and onshore water management services activity. In addition, our Production Testing Division and Offshore Services segment also reported increased revenues compared to the prior year period. Partially offsetting these increases, our Compression Division reported a $16.0 million decrease in revenues compared to the prior year period, due to decreased demand earlier in 2017 and pricing pressures for compression services, and despite recent increases in compression fleet utilization. Challenging and competitive markets and activity levels continue to impact each of our businesses, although we continue to see indicators of an improving demand for many of our products and services. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year period compared to the prior year period primarily due to increased revenues and activity, particularly for the Fluids Division, and due to $10.9 million of long-lived asset impairments recorded during the prior year period. Despite the improving demand for many of our products and services, the impact of pricing pressures continues to challenge the profitability of each of our businesses. While we remain aggressive in managing operating costs and maintaining reduced headcount, the results of each of our businesses reflect the impact of company-wide reinstatements during the first half of 2017 reversing wage and benefit reductions that were implemented during the first half of 2016.

Consolidated general and administrative expenses increased during the current year period compared to the prior year period, primarily due to $7.5 million of increased salary related expenses and $1.2 million of insurance and other general expenses, partly offset by decreased professional services fees of $6.1 million and decreased bad debt expense of $1.0 million. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year period.

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

Consolidated interest expense, net, decreased in the current year period primarily due to the decrease in Corporate interest expense, reflecting the decrease in long-term debt outstanding. Largely offsetting this decrease, Compression Division interest expense increased related to the paid in kind distributions on the CCLP Preferred Units that were issued during late 2016. Interest expense during 2017 and 2016 includes $3.5 million and $3.1 million, respectively, of finance cost amortization.

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

During the current year period, our Fluids Division collected $12.8 million from a successful legal arbitration award, resulting in a credit to earnings. Partially offsetting this award, the Offshore Services segment recorded a charge to earnings of $2.8 million associated with a litigation arbitration ruling related to a dispute over leased vessel charges. We are considering an appeal of this judgment.

Consolidated other (income) expense, net, was $0.1 million of income during the current year period compared to $3.6 million of expense during the prior year period, with the improvement primarily due to $1.6 million of unamortized deferred finance costs that were charged to earnings in the prior year period as a result of the repayment of senior notes and senior secured notes, as well as from $2.1 million of issuance costs from the CCLP Preferred Units which were issued during the prior year period. In addition, $0.6 million of insurance recoveries were credited to other income during the current year period. Partially offsetting these decreases, $0.5 million of early extinguishment net gain was credited to other expense during the prior year period.

Our consolidated provision for income taxes during the first nine months of 2016 and 2017 was primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the nine month period ended September 30, 2017 of negative 18.7% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions. Further, the effective tax rate during 2016 was negatively impacted by the nondeductible portion of our goodwill impairments recorded during the three month period ended March 31, 2016.

Divisional Comparisons

Fluids Division

	Nine Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$255,483	$182,556	$72,927	39.9%
Gross profit	67,828	29,445	38,383	130.4%
Gross profit as a percentage of revenue	26.5%	16.1%
General and administrative expense	19,229	21,612	(2,383)	(11.0)%
General and administrative expense as a percentage of revenue	7.5%	11.8%
Interest (income) expense, net	32	(15)	47
Litigation arbitration award income	(12,816)	—	(12,816)
Other (income) expense, net	430	(1,083)	1,513
Income before taxes	$60,953	$8,931	$52,022	582.5%
Income before taxes as a percentage of revenue	23.9%	4.9%

Increased Fluids Division revenues during the current year period compared to the prior year period were primarily due to $44.4 million of increased product sales revenues, attributed to increased clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico, including product sales associated with a TETRA CS Neptune completion fluid project during the period. While offshore rig counts remain low, we have seen an increase in demand from our customers, contributing to this increase. In addition, international offshore fluid sales and onshore manufactured product sales increased compared to the prior year period. Service revenues increased $28.6 million, due to increased water management services activity resulting from the impact of increased demand, reflecting the growth in domestic onshore rig count.

Fluids Division gross profit during the current year period increased significantly compared to the prior year period primarily due to the profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products and increased revenues and improved profitability from water management services. Fluids Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Fluids Division reported a significant increase in pretax earnings during the current year period compared to the prior year period primarily due to the increased gross profit discussed above. In addition, pretax earnings also increased due to the collection of a successful legal arbitration award of $12.8 million during January 2017 that was credited to earnings. Fluids Division administrative cost levels decreased compared to the prior year period, primarily due to $3.8 million of decreased legal and professional fees and $0.4 million of decreased bad debt expense. Following the January 2017 legal arbitration award, legal fee expenses are expected to continue to be decreased compared to the 2016 period. These decreases were partially offset by $1.6 million of increased wage and benefit related expenses, $0.2 million of increased insurance and other general expense. The Fluids Division continues to review opportunities to further reduce its administrative costs. The division reported other expense, net, during the current year period compared to other income during the prior year period primarily due to increased foreign currency losses compared to the prior year period.

Production Testing Division

	Nine Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$56,376	$48,320	$8,056	16.7%
Gross profit (loss)	(374)	(8,054)	7,680	95.4%
Gross profit as a percentage of revenue	(0.7)%	(16.7)%
General and administrative expense	7,114	7,414	(300)	(4.0)%
General and administrative expense as a percentage of revenue	12.6%	15.3%
Goodwill impairment	—	13,871	(13,871)
Interest (income) expense, net	(294)	(479)	185
Other (income) expense, net	(629)	(936)	307
Loss before taxes	$(6,565)	$(27,924)	$21,359	76.5%
Loss before taxes as a percentage of revenue	(11.6)%	(57.8)%

Production Testing Division revenues increased during the current year period compared to the prior year period primarily due to $6.1 million of product sales revenues associated with an international equipment sale. Production Testing service revenues increased $1.9 million during the current year period compared to the prior year period, reflecting increased activity in certain domestic and international markets. Onshore U.S. activity levels in certain markets have reflected the increased rig counts compared to the prior year period, although customer pricing levels continue to be challenging due to excess availability of equipment.

The Production Testing Division had a decreased gross loss during the current year period compared to the prior year period due to the increased industry activity and the international equipment sale discussed above. In addition, the Production Testing Division recorded $2.8 million of long-lived asset impairments as of March 31, 2016.

The Production Testing Division reported a decreased pretax loss compared to the prior year period, primarily due to the goodwill impairment recorded during the prior year period, and due to the decreased gross loss discussed above. General and administrative expenses decreased due to decreased wage and benefit related expenses of $0.8 million, which were partially offset by $0.3 million of increased general expenses, and $0.1 million of increased professional fees. The division continues to review additional opportunities to further reduce its operating and administrative cost levels in light of current market conditions. Other income, net decreased primarily due to decreased foreign currency gains.

Compression Division

	Nine Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$212,482	$228,504	$(16,022)	(7.0)%
Gross profit	24,711	33,035	(8,324)	(25.2)%
Gross profit as a percentage of revenue	11.6%	14.5%
General and administrative expense	25,670	27,682	(2,012)	(7.3)%
General and administrative expense as a percentage of revenue	12.1%	12.1%
Goodwill Impairment	—	92,334	(92,334)
Interest expense, net	31,098	27,434	3,664
CCLP Series A Preferred fair value adjustment	(4,340)	6,294	(10,634)
Other (income) expense, net	(190)	2,893	(3,083)
Income (loss) before taxes	$(27,527)	$(123,602)	$96,075	77.7%
Income (loss) before taxes as a percentage of revenue	(13.0)%	(54.1)%

Compression Division revenues decreased during the current year period compared to the prior year period, primarily due to reductions in compression and related services revenues. The $15.6 million decrease in compression and related service revenues resulted primarily from the reduction in pricing for compression services as well as the impact of sales of compressor packages that were previously in service, and was realized despite increased overall compressor fleet utilization. Although overall utilization of the Compression Division's compressor fleet has improved sequentially for four consecutive quarterly periods, demand for low-horsepower production enhancement compression services remains challenged. Revenues from sales of compressor packages and parts during the current year period decreased $0.5 million compared to the prior year period primarily due to decreased parts sales.

Compression Division gross profit decreased during the current year period compared to the prior year period, despite an approximately $2.4 million insurance recovery in the current year period for equipment that was damaged and impaired in the prior year, and despite a $7.9 million impairment of long-lived assets that was recorded during the prior year period, due to the factors affecting compression service revenues discussed above. Competitive pricing pressures began to diminish in late 2016, although customer pricing still remains generally lower than early 2016 levels.

The Compression Division recorded a decreased pretax loss during the current year period compared to the prior year period primarily due to the impact of goodwill impairment recorded during the prior year period. In addition, the fair value adjustment of the CCLP Preferred Units was credited to earnings during the current year period compared to a charge to earnings in the prior year period. Changes in the fair value of the CCLP Preferred Units may generate additional volatility to our earnings going forward. Also, general and administrative expense levels decreased compared to the prior year period, mainly due to decreased professional fees of $1.4 million, decreased other general expenses of $0.5 million, and decreased bad debt expense of $0.8 million. These decreases were partially offset by increased salary related expenses of $0.7 million. The Compression Division recorded other income, net, during the current year period compared to other expense, net, during the prior year period due to $2.1 million of CCLP Preferred Units issuance costs that were expensed during the prior year period, and due to $0.6 million of insurance recoveries credited to other income during the current year period. These decreased expenses were partially offset by the decreased gross profit discussed above, and due to increased interest expense, net, compared to the prior year period due to the expense associated with paid in kind distributions on the CCLP Preferred Units, that were issued during the third quarter of 2016.

Offshore Division

Offshore Services Segment

	Nine Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$69,290	$65,604	$3,686	5.6%
Gross profit (loss)	(5,504)	(763)	(4,741)	(621.4)%
Gross (loss) profit as a percentage of revenue	(7.9)%	(1.2)%
General and administrative expense	4,410	5,032	(622)	(12.4)%
General and administrative expense as a percentage of revenue	6.4%	7.7%
Interest (income) expense, net	—	—	—
Litigation arbitration award expense	2,752	—	2,752
Other (income) expense, net	(338)	(3)	(335)
Loss before taxes	$(12,328)	$(5,792)	$(6,536)	(112.8)%
Loss before taxes as a percentage of revenue	(17.8)%	(8.8)%

Revenues for the Offshore Services segment increased during the current year period compared to the prior year period, as increased revenues from its diving, well abandonment, and cutting businesses were partially offset by decreased heavy lift services revenues. Demand for diving and well abandonment services has increased, and Offshore Services anticipates continued improved demand levels for these businesses compared to the prior year period. Decreased heavy lift activity levels in the U.S. Gulf of Mexico during the current year period reflects decreased utilization, reflecting the impact of increased hurricane activity and other weather disruptions in the U.S.

Gulf of Mexico that caused significant downtime during the current year period. Additionally, the remainder of Offshore Services businesses were also negatively impacted by the more significant weather downtime. There were no revenues from Offshore Services work performed for our Maritech segment during the current year period compared to $0.8 million of revenues during the prior year period. Revenues for work performed for Maritech, which are eliminated in consolidation, are expected to continue to be low in future periods.

The Offshore Services segment reported an increased gross loss for the current year period as the impact of decreased activity levels for heavy lift services more than offset the improved profitability from diving and well abandonment services. Additionally, the gross loss was increased due to weather disruptions during the current year period as noted above. In addition, significant activity levels have resulted in the Offshore Services segment leasing third-party equipment to serve certain customers, resulting in increased operating costs. The Offshore Services segment continues to consider additional opportunities to optimize its operating cost structure.

Offshore Services segment loss before taxes increased compared to the prior year period primarily due to the increased gross loss discussed above. Also, during the current year period, the Offshore Services Division recorded a charge to earnings associated with a litigation arbitration ruling related to a dispute over leased vessel charges. We are considering an appeal of this judgment. The increased segment pretax loss occurred despite a reduction in general and administrative expenses, that was primarily from reduced salary and employee related expenses of $0.8 million, partially offset by increased bad debt expenses of $0.2 million. The Offshore Services segment continues to review its administrative cost structure for additional cost reductions and process efficiency actions in response to current market conditions.

Maritech Segment

	Nine Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Revenues	$427	$575	$(148)	(25.7)%
Gross profit (loss)	(1,675)	(3,709)	2,034	54.8%
General and administrative expense	588	942	(354)	(37.6)%
General and administrative expense as a percentage of revenue	137.7%	163.8%
Interest (income) expense, net	—	13	(13)
Other (income) expense, net	(565)	—	(565)
Income (loss) before taxes	$(1,698)	$(4,664)	$2,966	63.6%

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

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2017	2016	2017 vs 2016	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(338)	$(328)	$(10)	(3.0)%
General and administrative expense	33,883	26,698	7,185	26.9%
Interest expense, net	11,913	16,347	(4,434)
Warrants fair value adjustment income	(11,568)	—	(11,568)
Other (income) expense, net	1,026	2,760	(1,734)
Loss before taxes	$(35,592)	$(46,133)	$10,541	22.8%

Corporate Overhead pretax loss decreased during the current year period compared to the prior year period, primarily due to the adjustment of the fair value of the outstanding Warrants liability, that resulted in an $11.6 million credit to earnings. In addition, interest expense, net, during the current year period decreased compared to the prior year period, reflecting the reduction in outstanding long-term debt following the June and December 2016 equity offerings, the proceeds from which were primarily used to retire long-term debt outstanding. In addition, other expense, net, decreased primarily due to $1.5 million of unamortized deferred finance costs that were charged to earnings pursuant to the repayment of senior notes and senior secured notes in the prior year period. Corporate general and administrative expense increased primarily due to $6.9 million of increased salary, incentives and employee related expense and $1.1 million of increased general expenses. The increased salary, incentives and employee related expenses include the impact of company-wide reinstatements during the first half of 2017 of salaries and the discontinuation of the workweek reductions that were implemented during the first half of 2016, as well as the impact of severance expense during the current year period. These increases were partially offset by $0.9 million of decreased legal and professional fees.

Liquidity and Capital Resources

We reported an increase in consolidated cash flows from operating activities during the first nine months of 2017 compared to the corresponding prior year period. This increase occurred largely due to the improved profitability of our operations, and despite increased working capital needs largely due to the timing of collections of accounts receivable. Operating cash flows also increased due to improving activity levels and maintaining cost reduction efficiencies. CCLP generated $24.6 million of our consolidated operating cash flows during the nine months ended September 30, 2017, and we received $11.3 million of cash distributions from CCLP during the nine months ended September 30, 2017 compared to $16.7 million during the corresponding prior year period. In April 2017, CCLP announced a reduction of approximately 50% in the level of cash distributions to its common unitholders, including us. In addition, during the nine months ended September 30, 2017, we received common units issued by CCLP in lieu of cash for reimbursement of certain administrative expenses charged to CCLP. We believe that, despite the expected reduction in future cash distribution levels from CCLP, the cost reduction and capital structure steps we have taken during the past two years position us to continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating and financial markets.

We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of September 30, 2017. With regard to CCLP, considering financial forecasts as of November 9, 2017 for the subsequent twelve month period, which consider the May 2017 amendment to the CCLP Credit Agreement (see discussion below), and the current level of cash distributions to be paid on CCLP common units, CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its debt agreements through November 9, 2018. We have reviewed our financial forecasts as of November 9, 2017 for the subsequent twelve month period, which consider the current level of cash distributions expected to be received on the CCLP common units we own. Based on this review as of November 9, 2017, we anticipate that we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under our debt agreements through November 9, 2018.

Our consolidated sources and uses of cash during the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30, 2017	Nine months ended September 30, 2016
	(In Thousands)
Operating activities	$36,834	$27,226
Investing activities	(25,195)	(9,107)
Financing activities	(21,162)	(17,776)

Because of the level of consolidated debt, we believe it is increasingly important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. (See Financing Activities section below for a discussion of the terms of our and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $624.1 million as of September 30, 2017. However, approximately $506.8 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP and secured by its assets. Through our common unit ownership interest in CCLP, which was approximately 42% as of September 30, 2017, and ownership of an approximately 2% general partner interest that includes incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $7.4 million of the $20.9 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of September 30, 2017, and subject to compliance with the respective covenants and other provisions of the agreements that may limit borrowings under the respective credit facilities, CCLP had availability of $89.7 million under the CCLP Credit Agreement, subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment, and we had availability of $195.6 million under our Credit Agreement.

Operating Activities

Cash flows generated by operating activities totaled $36.8 million during the first nine months of 2017 compared to $27.2 million during the corresponding prior year period, an increase of $9.6 million or 35%. Operating cash flows increased primarily due to improved operating profitability and despite the decrease to cash provided by working capital changes, particularly related to the timing of collections of significant accounts receivable. We have taken steps to aggressively manage working capital, including increased collection efforts and a focus on minimizing inventory levels. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for the vast majority of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. The continuation of decreased oil and natural gas prices compared to pre-2015 levels has continued to negatively affect the capital expenditure and operating plans of many of our oil and gas customers, affecting each of our operating segments. The volatility of oil and natural gas prices is expected to continue in the future. While domestic onshore rig counts have steadily improved compared to early 2016, offshore and international rig count levels remain relatively unchanged. If oil and gas industry activity levels remain at current levels or decrease in the future, we expect that our levels of operating cash flows will continue to be negatively affected.

During the first nine months of 2017, and despite increasing activity levels for many of our businesses, we continued to take steps to maintain reduced operating and administrative headcount where possible and implement cost reductions for each of our segments. These steps are designed to further streamline our operations in response to continuing market challenges for certain of our businesses. Together with the specific cost reduction steps taken during prior periods, these cost reduction efforts have partially mitigated the decreased operating cash flows and profitability resulting from the current market environment. We will continue to review for other opportunities to reduce costs. While each of our businesses remain aggressive in managing operating costs and maintaining reduced headcount, our cash flows from operating activities partially reflect the impact of company-wide reinstatement during the first nine months of 2017 of wages and benefits to the levels prior to the reductions that were implemented during 2016.

As of September 30, 2017, Maritech’s decommissioning liabilities associated with its remaining offshore oil and gas production wells, platforms, and facilities totaled approximately $46.5 million. Approximately $0.5 million of this amount is expected to be performed during the twelve month period ended September 30, 2018, with the timing of a portion of this work being discretionary. Until the remaining decommissioning liabilities are extinguished, our future operating cash flows will continue to be affected by Maritech’s decommissioning expenditures as they are incurred. Included in Maritech’s decommissioning liabilities is the remaining abandonment, decommissioning, and debris removal work associated with an offshore platform that was previously destroyed by a hurricane as well as certain remediation work required on wells that were previously plugged. Due to the unique nature of the remaining work to be performed associated with these properties, actual costs could greatly exceed these estimates and could therefore result in significant charges to earnings and cash flows in future periods.

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

Investing Activities

During the first nine months of 2017, the total amount of our net cash utilized on investing activities was $25.2 million. Total cash capital expenditures during the first nine months of 2017 were $28.6 million, net of disposals. Our Fluids Division spent $9.4 million of our capital expenditures during the first nine months of 2017, the majority of which related to equipment additions. Our Production Testing Division spent $1.4 million on capital expenditures, primarily to add to its international production testing equipment fleet. Our Compression Division spent $13.5 million, primarily for a system software development project. The new software system was launched in August 2017 and is designed to improve operating and administrative efficiencies. Our Offshore Services segment spent $5.6 million on its various heavy lift barges and dive support vessels, primarily for required drydock expenditures.

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

Financing Activities

During the first nine months of 2017, the total amount of consolidated cash used by financing activities was $21.2 million. To fund our capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, leases, equity issuances, and other sources of capital. We and CCLP are in compliance with all covenants of our respective credit agreements and senior note agreements as of September 30, 2017.

See CCLP Financing Activities below for discussion of the CCLP Preferred Units and CCLP's long-term debt.

Our Long-Term Debt

Our Bank Credit Facility. As of November 9, 2017, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (as amended, the "Credit Agreement"), of $15.0 million, and had $4.3 million in letters of credit against the revolving credit facility, leaving a net availability, subject to compliance with our covenants and other provisions of the Credit Agreement that limit borrowings under the Credit Facility, of $180.7 million. These amounts do not reflect the CCLP Credit Agreement, which is separate and distinct from TETRA's Credit Agreement, and is discussed further below. The Credit Agreement, as amended, matures on September 30, 2019 and limits aggregate lender commitments to $200 million. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 2.50% to 4.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.35% to 1.00% on unused portions of the facility. All obligations under the Credit Agreement and the guarantees of such obligations are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders under the Credit Agreement as well as the holder of our 11% Senior Note on a pari passu basis. In addition, the Credit Agreement includes various limitations on acquisitions, dispositions and capital expenditures.

Our Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. The Credit Agreement requires us to maintain (i) a fixed charge coverage ratio that may not be less than 1.25 to 1 as of the end of any fiscal quarter; and (ii) a consolidated leverage ratio that may not exceed (a) 5.00 to 1 at the end of fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (b) 4.75 to 1 at the end of fiscal quarters ending March 31, 2018 and June 30, 2018, (c) 4.50 to 1 at the end of fiscal quarters ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of each of the fiscal quarters thereafter. At September 30, 2017, our consolidated leverage ratio was 1.95 to 1 (compared to a 5.00 to 1 maximum allowed under the Credit Agreement). At September 30, 2017, our fixed charge coverage ratio was 2.77 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement). Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 11% Senior Note. We have reviewed our financial forecasts as of November 9, 2017 for the subsequent twelve month period, which consider the current level of distributions expected to be received on the CCLP common units we own. Based on this review, and the current market conditions as of November 9, 2017, we anticipate that, despite the current industry environment and activity levels, we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under our debt agreements through November 9, 2018.

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

Our Senior Note. Our senior note consists of the 11% Senior Note that was initially issued and sold in November 2015 and later amended (the "Amended and Restated 11% Senior Note Agreement"). As of November 9, 2017, the aggregate principal amount outstanding of the 11% Senior Note is $125.0 million.

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

In addition, the Amended and Restated 11% Senior Note Agreement requires a minimum fixed charge coverage ratio at the end of any fiscal quarter of 1.25 to 1 and allows a maximum ratio of consolidated funded indebtedness at the end of any fiscal quarter of a defined measure of earnings ("EBITDA") of (a) 5.00 to 1 as of the end of any fiscal quarter ending during the period commencing March 31, 2017 and ending December 31, 2017, (b) 4.75 to 1 as of the end of any fiscal quarter ending March 31, 2018 and June 30, 2018 and (c) 4.50 to 1 as of the end of any fiscal quarter ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of fiscal quarters ending thereafter. Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Note is secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries on a pari passu basis with the lenders under the Credit Agreement. See the above discussion of our Credit Agreement for a description of these security interests. The 11% Senior Note is pari passu in right of payment with all borrowings under the Credit Agreement and ranks at least pari passu in right of payment with all other outstanding indebtedness. We are in compliance with all covenants of the Senior Unsecured Note Purchase Agreement as of September 30, 2017. At September 30, 2017, our ratio of consolidated funded indebtedness to EBITDA was 1.95 to 1 (compared to 5.00 to 1 maximum allowed under the Amended and Restated 11% Senior Note Agreement).

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

Ratable portions of the CCLP Preferred Units have been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. On June, 7, 2017, as permitted under the Amended and Restated CCLP Partnership Agreement, CCLP elected to defer the monthly conversion of CCLP Preferred Units for each of the Conversion Dates during the three month period beginning July 8, 2017. As a result, no CCLP Preferred Units were converted into CCLP common units during the three month period ended September 30, 2017, and future monthly conversions will be increased beginning in October 2017. The maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is potentially unlimited; however, CCLP may, at its option, pay cash, or a combination of cash and CCLP common units, to the CCLP Preferred Unitholders instead of issuing CCLP common units on any Conversion Date, subject to certain restrictions as described in the Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. Including the impact of paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, the total number of CCLP Preferred Units outstanding as of September 30, 2017 was 6,673,202, of which we held 838,078.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of September 30, 2017 was $68.3 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the CCLP Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the CCLP Preferred Units, are non-cash charges and credits associated with the CCLP Preferred Units.

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

As of November 9, 2017, CCLP has a balance outstanding under the CCLP Credit Agreement of $230.0 million, and $1.9 million letters of credit outstanding, leaving availability under the Credit Agreement of $83.1 million. Availability under the CCLP Credit Agreement is subject to a borrowing base calculation based on components of accounts receivable, inventory, and equipment as well as subject to compliance with covenants and other provisions in the CCLP Credit Agreement that may limit borrowings under the CCLP Credit Agreement.

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

The CCLP Credit Agreement, as amended, requires CCLP to maintain (i) a minimum consolidated interest coverage ratio as of each quarter end period (defined ratio of consolidated earnings before interest, taxes, depreciation, and amortization ("EBITDA") to consolidated interest charges) of (a) 2.25 to 1 as of the fiscal quarters ended September 30, 2016 through June 30, 2018; (b) 2.50 to 1 as of September 30, 2018 and December 31, 2018; and (c) 2.75 to 1 as of March 31, 2019 and thereafter, (ii) a maximum consolidated total leverage ratio (ratio of consolidated total indebtedness to consolidated EBITDA ) of (a) 5.95 to 1 as of March 31, 2017; (b) 6.75 to 1 as of June 30, 2017 and September 30, 2017; (c) 6.50 to 1 as of December 31, 2017 and March 31, 2018; (d) 6.25 to 1 as of June 30, 2018 and September 30, 2018; (e) 6.00 to 1 as of December 31, 2018; and (f) 5.75 to 1 as of March 31, 2019 and thereafter, and (iii) a maximum consolidated secured leverage ratio (consolidated secured indebtedness to consolidated EBITDA) of 3.25 to 1 as of the end of any fiscal quarter, calculated on a trailing four quarters basis. At September 30, 2017, CCLP's consolidated total leverage ratio was 6.33 to 1, its consolidated secured leverage ratio was 2.75 to 1, and its interest coverage ratio was 2.63 to 1. In addition, the CCLP Credit Agreement includes other customary covenants that, among other things, limit CCLP's ability to incur additional debt, incur, or permit certain liens to exist, or make certain loans, investments, acquisitions, or other restricted payments. In addition, the CCLP Credit Agreement requires that, among other conditions, CCLP use designated consolidated cash and cash equivalent balances in excess of $35.0 million to prepay the loans; allows the prepayment or purchase of indebtedness with proceeds from the issuances of equity securities or in exchange for the issuances of equity securities; and restricts the amount of CCLP's permitted capital expenditures in the ordinary course of business during each fiscal year to $50.0 million in 2017 and 2018, and $75.0 million in 2019.

The consolidated total leverage ratio and the consolidated secured leverage ratio, as both are calculated under the CCLP Credit Agreement, exclude the long-term liability for the CCLP Preferred Units, among other items, in the determination of total indebtedness.

CCLP is in compliance with all covenants of the CCLP Credit Agreement as of September 30, 2017. CCLP has reviewed its financial forecasts as of November 9, 2017 for the subsequent twelve month period, which considers the May 2017 amendment to the CCLP Credit Agreement and the current level of distributions to be paid on CCLP common units. CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with the covenants under its debt agreements through November 9, 2018.

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

CCLP 7.25% Senior Notes. The obligations under the CCLP 7.25% Senior Notes are jointly and severally and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Securities") were issued pursuant to an indenture described below. As of November 8, 2017, $295.9 million in aggregate principal amount of the CCLP 7.25% Senior Notes are outstanding.

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

The Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the Indenture. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants of the CCLP Senior Note Purchase Agreement as of September 30, 2017.

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

The CCLP Amended and Restated Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Partnership Agreement, to its common unitholders of record on the applicable record date. During the nine months ended September 30, 2017, CCLP distributed $26.2 million, including $14.8 million to its non-affiliated common unitholders. In April 2017, CCLP announced a reduction to the level of cash distributions to its common unitholders, including us. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its operating, investing, and debt services requirements. During the current period of low oil and natural gas pricing, there can be no assurance that the quarterly distributions from CCLP will increase from the current reduced amount per unit, or that there will not be additional future decreases in the amount of distributions going forward.

Off Balance Sheet Arrangements

As of September 30, 2017, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

During the nine months ended September 30, 2017, continued low oil and natural gas prices have resulted in reduced revenues and cash flows for all oil and gas producing companies, including those companies that bought Maritech properties in the past. Certain of these oil and gas producing companies that bought Maritech properties are currently experiencing severe financial difficulties. With regard to certain of these properties, Maritech has security in the form of bonds or cash escrows that are intended to secure the buyers' obligations to perform the decommissioning work. Maritech and its legal counsel continue to monitor the status of these companies. As of September 30, 2017, we do not consider the likelihood of Maritech becoming liable for decommissioning liabilities on sold properties to be probable.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. During the first nine months of 2017, there were no material changes outside of the ordinary course of business in the specified contractual obligations.

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

Interest Rate Risk

Through September 30, 2017, there have been no material changes pertaining to our interest risk rate exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Exchange Rate Risk

As of September 30, 2017, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, the end of the period covered by this quarterly report.

During the quarter ended September 30, 2017, in order to streamline its financial and operations systems processes and to be consistent with our financial system environment, our CSI Compressco LP subsidiary ("CCLP") implemented JD Edwards EnterpriseOne financial and operations system software over certain of its financial and operations processes. This implementation was subject to various testing and review procedures prior to execution. We believe the conversion to and implementation of this new system further strengthened our existing internal control over financial reporting by enhancing certain business processes.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2017	—	(2)	$—	—	$14,327,000
August 1 – August 31, 2017	76	(2)	1.99	—	14,327,000
September 1 – September 30, 2017	—	(2)	—	—	14,327,000
Total	76			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*	Stand-Alone Cash-Settled Stock Appreciation Rights Award Agreement dated August 9, 2017 between TETRA Technologies, Inc. and Stuart M. Brightman.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2017 and 2016; (iii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2017.

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

TETRA Technologies, Inc.

Date:	November 9, 2017	By:	/s/Stuart M. Brightman
Stuart M. Brightman
President
Chief Executive Officer

Date:	November 9, 2017	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	November 9, 2017	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer