Form 10-Q
period 2018-03-31
TETRA TECHNOLOGIES INC
filed 2018-05-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

As of May 9, 2018, there were 125,569,741 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
Product sales	$75,953	$67,978
Services	123,428	91,431
Total revenues	199,381	159,409
Cost of revenues:
Cost of product sales	60,214	49,582
Cost of services	84,743	63,649
Depreciation, amortization, and accretion	26,441	26,524
Total cost of revenues	171,398	139,755
Gross profit	27,983	19,654
General and administrative expense	30,803	26,751
Interest expense, net	14,973	13,767
Warrants fair value adjustment	(1,994)	(5,976)
CCLP Series A Preferred Units fair value adjustment	1,358	1,631
Litigation arbitration award income	—	(12,816)
Other expense, net	2,776	461
Loss before taxes and discontinued operations	(19,933)	(4,164)
Provision for income taxes	1,124	81
Loss before discontinued operations	(21,057)	(4,245)
Discontinued operations:
Loss from discontinued operations (including 2018 loss on disposal of $31.5 million), net of taxes	(41,706)	(7,007)
Net loss	(62,763)	(11,252)
Loss attributable to noncontrolling interest	9,115	8,789
Loss attributable to TETRA stockholders	$(53,648)	$(2,463)
Basic net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.10)	$0.04
Loss from discontinued operations attributable to TETRA stockholders	$(0.36)	$(0.06)
Net loss attributable to TETRA stockholders	$(0.46)	$(0.02)
Average shares outstanding	117,598	114,197
Diluted net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.10)	$0.04
Loss from discontinued operations attributable to TETRA stockholders	$(0.36)	$(0.06)
Net loss attributable to TETRA stockholders	$(0.46)	$(0.02)
Average diluted shares outstanding	117,598	114,304

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net loss	$(62,763)	$(11,252)
Foreign currency translation adjustment	1,283	2,193
Comprehensive loss	(61,480)	(9,059)
Comprehensive loss attributable to noncontrolling interest	9,500	8,648
Comprehensive loss attributable to TETRA stockholders	$(51,980)	$(411)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,113	$26,128
Restricted cash	8,978	261
Trade accounts receivable, net of allowances of $1,073 in 2018 and $1,286 in 2017	175,262	144,051
Inventories	127,925	115,438
Assets of discontinued operations	7,907	121,134
Prepaid expenses and other current assets	22,618	17,597
Total current assets	446,803	424,609
Property, plant, and equipment:
Land and building	78,940	78,559
Machinery and equipment	1,195,458	1,167,680
Automobiles and trucks	36,392	34,744
Chemical plants	189,173	186,790
Construction in progress	37,930	31,566
Total property, plant, and equipment	1,537,893	1,499,339
Less accumulated depreciation	(713,125)	(689,907)
Net property, plant, and equipment	824,768	809,432
Other assets:
Goodwill	21,856	6,636
Patents, trademarks and other intangible assets, net of accumulated amortization of $72,946 in 2018 and $71,114 in 2017	88,134	47,405
Deferred tax assets, net	10	10
Notes receivable	7,462	44
Other assets	19,229	20,478
Total other assets	136,691	74,573
Total assets	$1,408,262	$1,308,614

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$60,135	$70,847
Unearned income	38,168	18,701
Accrued liabilities	45,171	58,478
Liabilities of discontinued operations	14,287	71,874
Total current liabilities	157,761	219,900
Long-term debt, net	823,565	629,855
Deferred income taxes	4,040	4,404
Asset retirement obligations, net of current portion	11,929	11,738
CCLP Series A Preferred Units	54,214	61,436
Warrants liability	11,207	13,202
Other liabilities	20,085	15,518
Total long-term liabilities	925,040	736,153
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at March 31, 2018 and December 31, 2017; 128,212,198 shares issued at March 31, 2018 and 118,515,797 shares issued at December 31, 2017	1,282	1,185
Additional paid-in capital	455,046	425,648
Treasury stock, at cost; 2,683,245 shares held at March 31, 2018, and 2,638,093 shares held at December 31, 2017	(18,821)	(18,651)
Accumulated other comprehensive income (loss)	(42,099)	(43,767)
Retained earnings (deficit)	(209,983)	(156,335)
Total TETRA stockholders' equity	185,425	208,080
Noncontrolling interests	140,036	144,481
Total equity	325,461	352,561
Total liabilities and equity	$1,408,262	$1,308,614

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net loss	$(62,763)	$(11,252)
Reconciliation of net loss to cash provided by operating activities:
Depreciation, amortization, and accretion	28,509	29,478
Provision (benefit) for deferred income taxes	(61)	(6)
Equity-based compensation expense	876	2,469
Provision for doubtful accounts	453	772
Non-cash loss on disposition of business	32,369	—
Amortization of deferred financing costs	1,224	1,091
CCLP Series A Preferred offering costs	—	37
CCLP Series A Preferred accrued paid in kind distributions	1,523	1,955
CCLP Series A Preferred fair value adjustment	1,358	1,631
Warrants fair value adjustment	(1,995)	(5,976)
Expense for unamortized finance costs and other non-cash charges and credits	3,668	(532)
Gain on sale of assets	90	(83)
Changes in operating assets and liabilities:
Accounts receivable	6,584	(10,909)
Inventories	(13,467)	(10,627)
Prepaid expenses and other current assets	(4,311)	(527)
Trade accounts payable and accrued expenses	(24,586)	(16,919)
Decommissioning liabilities	—	(474)
Other	(732)	(666)
Net cash used in operating activities	(31,261)	(20,538)
Investing activities:
Purchases of property, plant, and equipment, net	(28,892)	(5,060)
Acquisition of businesses, net of cash acquired	(42,002)	—
Proceeds from disposal of business	3,121	—
Proceeds on sale of property, plant, and equipment	76	248
Other investing activities	146	196
Net cash used in investing activities	(67,551)	(4,616)
Financing activities:
Proceeds from long-term debt	474,550	74,550
Principal payments on long-term debt	(278,150)	(59,150)
CCLP distributions	(4,358)	(7,248)
Tax remittances on equity based compensation	(293)	—
Debt issuance costs and other financing activities	(6,139)	(119)
Net cash provided by financing activities	185,610	8,033
Effect of exchange rate changes on cash	(96)	112
Increase (decrease) in cash and cash equivalents	86,702	(17,009)
Cash and cash equivalents and restricted cash at beginning of period	26,389	36,531
Cash and cash equivalents and restricted cash at end of period	$113,091	$19,522

Supplemental cash flow information:
Interest paid	$17,710	$14,395
Income taxes paid	1,331	1,929
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, water management, frac flowback, production well testing and offshore rig cooling services, and compression services and equipment. We were incorporated in Delaware in 1981. Following the acquisition and disposition transactions that closed during the three month period ended March 31, 2018, we reorganized our reporting segments and are now composed of three divisions – Completion Fluids & Products, Water & Flowback Services, and Compression. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2018 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2018.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in connection with the financial statements for the year ended December 31, 2017, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 5, 2018.

We have reviewed our financial forecasts as of May 10, 2018 for the subsequent twelve month period, which consider the impact of the current distribution levels from CCLP. Based on our financial forecasts, which reflect certain operating and other business assumptions that we believe to be reasonable as of May 10, 2018, we believe that we will have adequate liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with our debt covenants through May 10, 2019.

In March 2018, CCLP closed an offering of CCLP senior secured notes in the aggregate amount of $350.0 million, and a portion of the proceeds were used to repay and terminate CCLP's bank revolving credit facility (as amended, the "CCLP Credit Agreement"). (See Note D - Long-Term Debt and Other Borrowings.) Based on its financial forecasts that reflect the current level of distributions and certain operating and other business assumptions that CCLP believes to be reasonable as of May 10, 2018, CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with its debt covenants through May 10, 2019.

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

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current period’s presentation. For a discussion of the reclassification of the financial presentation of our Offshore Division as discontinued operations, see Note C - Discontinued Operations.

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash as of March 31, 2018 consists of cash used to secure outstanding letters of credit of our Compression Division.

Inventories

Inventories are stated at the lower of cost or net realizable value. Except for work in progress inventory discussed below, cost is determined using the weighted average method. Components of inventories as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	(In Thousands)
Finished goods	$67,283	$66,377
Raw materials	3,692	4,027
Parts and supplies	36,584	33,632
Work in progress	20,366	11,402
Total inventories	$127,925	$115,438

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Recycled brines are recorded at cost, using the weighted average method. Work in progress inventory consists primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas. The cost of work in progress is determined using the specific identification method. We write down the value of inventory by an amount equal to the difference between its cost and its estimated net realizable value.

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Number of weighted average common shares outstanding	117,598	114,197
Assumed exercise of equity awards and warrants	—	107
Average diluted shares outstanding	117,598	114,304

For the three month period ended March 31, 2018, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three month periods ended March 31, 2018 and March 31, 2017, the calculation of diluted earnings per common share excludes the impact of the CCLP

Preferred Units, as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, respectively, as the functional currency for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange gains and (losses) are included in other (income) expense, net and totaled $0.9 million and $(0.6) million during the three month periods ended March 31, 2018 and March 31, 2017, respectively.

Income Taxes

Our consolidated provision for income taxes during the first three months of 2017 and 2018 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended March 31, 2018 of negative 5.6% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. At March 31, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. We recognized an income tax expense of $54.1 million in the fourth quarter of 2017 associated with the impact of the Act in our 2017 filing. This income tax expense was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our provisional estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended March 31, 2018. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

Asset Retirement Obligations

We operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. The values of our asset retirement obligations for these properties were $11.9 million and $11.7 million as of March 31, 2018 and December 31, 2017, respectively. We are required to take certain actions in connection with the retirement of these assets. Asset retirement obligations are recorded in accordance with FASB ASC 410, "Asset Retirement and Environmental Obligations," whereby the estimated fair value of a liability for asset retirement obligations is recognized in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets and are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three month period ended March 31, 2018, are as follows:

Three Months Ended March 31, 2018
(In Thousands)
Beginning balance for the period, as reported	$11,738
Activity in the period:
Accretion of liability	159
Revisions in estimated cash flows	32
Ending balance	$11,929

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying value of the liability for the warrants to purchase 11.2 million shares of our common stock (the "Warrants") and CCLP Preferred Units (as herein defined). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement), the initial recording of our asset retirement obligations, and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair value of certain of our financial instruments, which include cash, restricted cash, accounts receivable, accounts payable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The aggregate fair values of our long-term 11% Senior Note at March 31, 2018 and December 31, 2017, were approximately $128.5 million and $130.8 million, respectively, based on current interest rates on those dates, which were different from the stated interest rate on the 11% Senior Note. Those fair values compare to face amounts of the 11% Senior Note of $125.0 million both at March 31, 2018 and December 31, 2017. The fair values of the publicly traded CCLP 7.25% Senior Notes (as herein defined) at March 31, 2018 and December 31, 2017, were approximately $277.4 million and $279.7 million, respectively. Those fair values compare to a face amount of $295.9 million both at March 31, 2018 and December 31, 2017. The fair value of the publicly traded CCLP 7.50% Senior Secured Notes at March 31, 2018 was approximately $353.5 million. This fair value compares to aggregate principal amount of such notes at March 31, 2018 of $350.0 million. We calculated the fair values of our 11% Senior Note as of March 31, 2018 and December 31, 2017 internally, using current market conditions and average cost of debt (a level 2 fair value measurement). We based the fair values of the CCLP 7.25% Senior Notes and the CCLP 7.50% Senior Secured Notes as of March 31, 2018 on recent trades for these notes (a level 1 fair value measurement). See Note D - Long-Term Debt and Other Borrowings, for further discussion.

The CCLP Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a Level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of CCLP's common units compared to a volatility analysis of equity prices of CCLP's comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of the CCLP Preferred Units liability is increased by, among other factors, projected increases in CCLP's common unit price and by increases in the volatility and decreases in the debt yields of CCLP's comparable peer companies. Increases (or decreases) in the fair value of CCLP Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the three months ended March 31, 2018, the fair value of the CCLP Preferred Units increased by $1.4 million, which was charged to earnings in the consolidated statement of operations.

The Warrants are valued either by using their traded market prices (a level 1 fair value measurement) or, for periods when market prices are not available, by using the Black Scholes option valuation model that includes estimates of the volatility of the Warrants implied by their trading prices (a level 3 fair value measurement). As of March 31, 2018 and December 31, 2017, the fair valuation methodology utilized for the Warrants was a level 3 fair value measurement, as there were no available traded market prices to value the Warrants. The fair valuation of the Warrants liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the three months ended March 31, 2018, the fair value of the Warrants liability decreased by $2.0 million, which was credited to earnings in the consolidated statement of operations.

During the third quarter of 2017 and the first quarter of 2018, we issued stand-alone, cash-settled stock appreciation rights awards to an executive officer. These awards are valued by using the Black Scholes option valuation model and such fair value is recognized based on the portion of the requisite service period satisfied as of each valuation date. The fair valuation of the stock appreciation rights liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. This stock appreciation rights awards are reflected as an accrued liability in our consolidated balance sheet. Increases (or decreases) in the fair value of the stock appreciation rights awards will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains).

A summary of these fair value measurements as of March 31, 2018 and December 31, 2017, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(54,214)	$—	$—	$(54,214)
Warrants liability	(11,207)	—	—	(11,207)
Cash-settled stock appreciation rights	(142)	—	—	(142)
Asset for foreign currency derivative contracts	104	—	104	—
Liability for foreign currency derivative contracts	(264)	—	(264)	—
Net liability	$(65,723)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(61,436)	$—	$—	$(61,436)
Warrants liability	(13,202)	—	—	(13,202)
Cash-settled stock appreciation rights	(97)	—	—	(97)
Asset for foreign currency derivative contracts	241	—	241	—
Liability for foreign currency derivative contracts	(378)	—	(378)	—
Net liability	$(74,872)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, "Revenue Recognition", and most industry-specific guidance. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption.

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

On January 1, 2018, we adopted ASU 2014-09 and all related amendments ("ASU 2014-09"). We utilized the modified retrospective method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.
The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASU 2014-09, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenues, see Note J - Revenue from Contracts with Customers.

The impact from the adoption of ASU 2014-09 to our January 1, 2018 consolidated balance sheet, our March 31, 2018 consolidated balance sheet, and our consolidated results of operations for the three months ended March 31, 2018 was immaterial. The adoption of ASU 2014-09 had no impact to cash provided by operating, financing, or investing activities in our consolidated statement of cash flows. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.
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
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" to reduce diversity in practice in classification of certain transactions in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a retrospective transition adoption. We adopted this ASU during the three month period ended March 31, 2018, with no material impact to our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory" which requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a modified retrospective transition adoption. We adopted this ASU during the three month period ended March 31, 2018. The adoption of this standard did not have a material impact to our consolidated financial statements due to a previously recorded valuation allowance on our net deferred tax assets.
Additionally, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a retrospective transition adoption. We adopted this ASU during the three month period ended March 31, 2018, resulting in restricted cash being classified with cash and cash equivalents in our consolidated statement of cash flows.
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
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. We adopted this ASU during the three month period ended March 31, 2018, with no material impact to our consolidated financial statements.
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

NOTE B – ACQUISITIONS AND DISPOSITIONS

Acquisition of SwiftWater Energy Services

On February 28, 2018, pursuant to a purchase agreement dated February 13, 2018 (the "SwiftWater Purchase Agreement"), we purchased all of the equity interests in SwiftWater Energy Services, LLC ("SwiftWater"), which is engaged in the business of providing water management and water solutions to oil and gas operators in the Permian Basin market of Texas. Strategically, the acquisition of SwiftWater enhances our position as one of the leading integrated water management companies, providing water transfer, storage, and treatment services, along with proprietary automation technology and numerous other water-related services.

Under the terms of the SwiftWater Purchase Agreement, consideration of $42.0 million of cash, subject to a working capital adjustment, and 7,772,021 shares of our common stock (valued at $28.2 million) were paid at closing. The sellers will also have the right to receive contingent consideration payments, in an aggregate amount of up to $15.0 million, calculated on EBITDA and revenue (each as defined in the SwiftWater Purchase Agreement) of the water management business of SwiftWater and all of our pre-existing operations in the Permian Basin in respect of the period from January 1, 2018 through December 31, 2019. The contingent consideration may be paid in cash or shares of our common stock, at our election.

As of March 31, 2018, our preliminary allocation of the SwiftWater purchase price is as follows (in thousands):

Current assets	$16,880
Property and equipment	10,999
Intangible assets	42,032
Goodwill	15,220
Total assets acquired	85,131

Current liabilities	7,189
Total liabilities assumed	7,189
Net assets acquired	$77,942

The above allocation of the purchase price to the SwiftWater net tangible assets and liabilities considers approximately $6.7 million of estimated fair value for the liabilities associated with the contingent purchase price consideration. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated EBITDA and revenue for our water management business comprised of SwiftWater and all of our pre-existing operations in the Permian Basin and could increase (to $15.0 million) or decrease (to $0) depending on the actual earnings from these operations going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration liability due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. The allocation of the purchase price to the SwiftWater net tangible assets and liabilities and identifiable intangible assets, as well as the contingent consideration liabilities, as of February 28, 2018, is preliminary and subject to revisions to the fair value calculations for certain of the tangible and identified intangible assets as well as the fair value calculation of the contingent purchase price consideration liability. The final purchase price allocation could differ materially from the preliminary allocation noted in the summary above. The preliminary allocation of purchase price includes approximately $15.2 million of deductible goodwill allocated to our Water & Flowback Services segment, and is supported by the strategic benefits discussed above and expected to be generated from the acquisition. The acquired property and equipment is stated at fair value, and depreciation on the acquired property and equipment is computed using the straight-line method over the estimated useful lives of each asset. Machinery and equipment is depreciated using useful lives of 3 to 15 years; and automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets represent approximately $3.3 million for the trademark/tradename, approximately $37.2 million for customer relationships, and approximately $1.5 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 16 years. These identified intangible assets are recorded net of approximately $0.2 million of accumulated amortization as of March 31, 2018.

For the three month period ended March 31, 2018, our revenues, depreciation and amortization, and pretax earnings included $8.1 million, $0.5 million, and $1.8 million, respectively, associated with the SwiftWater acquisition after the closing on February 28, 2018. In addition, SwiftWater acquisition-related costs of approximately $0.4 million were incurred during the three month period ended March 31, 2018, consisting of external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in general and administrative expenses in the consolidated statement of operations.

The pro forma information presented below has been prepared to give effect to the SwiftWater acquisition as if the transaction had occurred at the beginning of the periods presented. The pro forma information includes the impact from the allocation of the acquisition purchase price on depreciation and amortization. The pro forma information also excludes the SwiftWater acquisition-related costs charged to earnings during the 2018 period. The pro forma information is presented for illustrative purposes only and is based on estimates and assumptions we deemed appropriate. The following pro forma information is not necessarily indicative of the historical results that would have been achieved if the acquisition transaction had occurred in the past, and our operating results may have been different from those reflected in the pro forma information below. Therefore, the pro forma information should not be relied upon as an indication of the operating results that we would have achieved if the transaction had occurred at the beginning of the periods presented or the future results that we will achieve after the transaction.

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Revenues	$213,531	$170,933
Depreciation, amortization, and accretion	$26,951	$27,051
Gross profit	$32,432	$23,659

Net income (loss) from continuing operations	$(21,437)	$(5,411)
Net income (loss) attributable to TETRA stockholders	$(12,322)	$3,378

Sale of Offshore Division

On March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. Pursuant to an Asset Purchase and Sale Agreement (the "Maritech Asset Purchase Agreement") with Orinoco Natural Resources, LLC ("Orinoco"), Orinoco purchased certain remaining offshore oil, gas and mineral leases and related assets of Maritech (the "Maritech Properties"). Immediately thereafter, we closed the transactions contemplated by a Membership Interest Purchase and Sale Agreement (the "Maritech Equity Purchase Agreement") with Orinoco, whereby Orinoco purchased all of the equity interests of Maritech (the "Maritech Equity Interests"). Immediately thereafter, we closed the transactions contemplated by an Equity Interest Purchase Agreement (the "Offshore Services Purchase Agreement") with Epic Offshore Specialty, LLC, an affiliate of Orinoco ("Epic Offshore"), whereby Epic Offshore (the "Offshore Services Sale") purchased all of the equity interests in the wholly owned subsidiaries that comprised our Offshore Services segment operations (the "Offshore Services Equity Interests").

Under the terms of the Maritech Asset Purchase Agreement, the Maritech Equity Purchase Agreement, and the Offshore Services Purchase Agreement, the consideration delivered by Orinoco and Epic Offshore for the Maritech Properties, the Maritech Equity Interests and the Offshore Services Equity Interests consisted of (i) the assumption by Orinoco of substantially all of the liabilities and obligations relating to the ownership, operation and condition of the Maritech Properties and the provision of certain indemnities by Orinoco to us under the Maritech Asset Purchase Agreement, (ii) the assumption by Orinoco of substantially all of the liabilities of Maritech and the provision of certain indemnities by Orinoco under the Maritech Equity Purchase Agreement, (iii) the assumption by Epic Offshore of substantially all of the liabilities of the Offshore Services Equity Interests relating to the periods following the closing of the Offshore Services Sale and the provision of certain indemnities by Epic Offshore under the Offshore Services Purchase Agreement, (iv) cash in the amount $3.1 million, (v) a promissory note in the original principal amount of $7.5 million payable by Epic Offshore to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, (vi) performance by Orinoco under a Bonding Agreement executed in connection with the Maritech Asset Purchase Agreement and the Maritech Equity Purchase Agreement whereby Orinoco provided at closing non-revocable performance bonds in an amount equal to $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech, to be replaced within 90 days of the closing with non-revocable performance bonds, meeting certain requirements, in the sum of $47.0 million, and (vii) the delivery of a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Orinoco under the Bonding Agreement (collectively, the "Transaction Consideration").

As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments, and these operations are reflected as discontinued operations in our consolidated financial statements. See Note C - "Discontinued Operations" for further discussion. Our consolidated pre-tax results of operations for the three month period ending March 31, 2018 included a loss on the disposal of our Offshore Division of $31.5 million, net of tax, including transaction costs of $1.4 million, during the three month period ended March 31, 2018.

NOTE C – DISCONTINUED OPERATIONS

As discussed in Note B - "Acquisitions and Dispositions," on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. As a result, we have accounted for our Offshore Division, consisting of our Offshore Services and Maritech segments, as discontinued operations and have revised prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended March 31, 2018			Three Months Ended March 31, 2017
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$4,477	$186	$4,663	$8,361	$231	$8,592
Cost of revenues	11,123	238	11,361	10,740	287	11,027
Depreciation, amortization, and accretion	1,856	213	2,069	2,584	370	2,954
General and administrative expense	1,253	186	1,439	1,468	237	1,705
Other (income) expense, net	39	—	39	(96)	—	(96)
Pretax loss from discontinued operations	(9,794)	(451)	(10,245)	(6,335)	(663)	(6,998)
Pretax loss on disposal of discontinued operations			(33,788)			—
Total pretax loss from discontinued operations			(44,033)			(6,998)
Income tax benefit			(2,327)			9
Total loss from discontinued operations			$(41,706)			$(7,007)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	March 31, 2018			December 31, 2017
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$6,474	$1,433	$7,907	$27,385	$1,542	$28,927
Inventories	—	—	—	4,616	—	4,616
Property, plant, and equipment	—	—	—	85,873	—	85,873
Other assets	—	—	—	1,674	44	1,718
Total major classes of assets of the discontinued operations	$6,474	$1,433	$7,907	$119,548	$1,586	$121,134

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	6,509	228	6,737	13,942	87	14,029
Accrued liabilities	5,328	2,222	7,550	8,905	2,278	11,183
Decommissioning and other asset retirement obligations	—	—	—	—	46,662	46,662
Total major classes of liabilities of the discontinued operations	$11,837	$2,450	$14,287	$22,847	$49,027	$71,874

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

We believe TETRA's capital structure and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of March 31, 2018 and December 31, 2017, consists of the following:

		March 31, 2018	December 31, 2017
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility (presented net of the unamortized deferred financing costs of $1.3 million as of March 31, 2018)	September 30, 2019	$73,143	$—
11.0% Senior Note, Series 2015 (presented net of the unamortized discount of $3.7 million as of March 31, 2018 and $3.9 million as of December 31, 2017 and net of unamortized deferred financing costs of $3.3 million as of March 31, 2018 and $3.4 million as of December 31, 2017)	November 5, 2022	118,008	117,679
TETRA total debt		191,151	117,679
Less current portion		—	—
TETRA total long-term debt		$191,151	$117,679

CCLP
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $4.0 million as of December 31, 2017), terminated March 22, 2018	August 4, 2019	—	223,985
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $2.7 million as of March 31, 2018 and $2.8 million as of December 31, 2017 and net of unamortized deferred financing costs of $4.7 million as of March 31, 2018 and $5.0 million as of December 31, 2017)	August 15, 2022	288,588	288,191
CCLP 7.50% Senior Secured Notes (presented net of unamortized deferred financing costs of $6.2 million as of March 31, 2018)	March 22, 2025	343,826	—
CCLP total debt		632,414	512,176
Less current portion		$—	$—
Consolidated total long-term debt		$823,565	$629,855

As of March 31, 2018, TETRA (excluding CCLP) had a $74.4 million outstanding balance and $6.1 million in letters of credit against its Credit Agreement, leaving a net availability of $119.5 million. Availability under the TETRA Credit Agreement is subject to compliance with the covenants and other provisions in the credit agreement that may limit borrowings thereunder. The CCLP Credit Agreement was terminated in March 2018.

As described below, we and CCLP are in compliance with all covenants of our respective debt and senior note agreements as of March 31, 2018.

Our Long-Term Debt

Our Credit Agreement.

At March 31, 2018, our consolidated leverage ratio was 2.62 to 1 (compared to a 4.75 to 1 maximum allowed under the Credit Agreement) and our fixed charge coverage ratio was 2.54 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement).

CCLP Long-Term Debt

CCLP Senior Secured Notes. On March 8, 2018, CCLP, and its wholly owned subsidiary, CSI Compressco Finance Inc. (together with CCLP, the "CCLP Issuers") entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the CCLP Issuers agreed to issue and sell to the Initial Purchasers $350 million aggregate principal amount of the CCLP Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the "CCLP Senior Secured Notes") (the "CCLP Offering") pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

The CCLP Issuers closed the Offering on March 22, 2018. The CCLP Senior Secured Notes were issued at par for net proceeds of approximately $344.1 million, after deducting certain financing costs. CCLP used the net proceeds to repay in full and terminate its existing bank Credit Agreement and for general partnership purposes, including the expansion of its compression fleet. The CCLP Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the CCLP Senior Secured Notes, the "CCLP Senior Secured Note Securities") on a senior secured basis initially by each of CCLP's domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the CCLP Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the CCLP Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, CCLP entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the CCLP Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The CCLP Senior Secured Notes are scheduled to mature on April 1, 2025. During the three months ended March 31, 2018, CCLP incurred total financing costs of $6.2 million related to the CCLP Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

On and after April 1, 2021, CCLP may redeem all or a part of the CCLP Senior Secured Notes, from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon to, but not including, the applicable redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Date	Price
2021	105.625%
2022	103.750%
2023	101.875%
2024	100.000%

In addition, any time or from time to time before April 1, 2021, CCLP may, at its option, redeem all or a portion of the CCLP Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Indenture) with respect to the CCLP Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of the CCLP Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

Prior to April 1, 2021, CCLP may on one or more occasions redeem up to 35% of the principal amount of the CCLP Senior Secured Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.500% of the principal amount of the CCLP Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, provided that (a) at least 65% of the aggregate principal amount of the CCLP Senior Secured Notes originally issued on the issue date (excluding notes held by CCLP and its subsidiaries) remains outstanding after each such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

If CCLP experiences certain kinds of changes of control, each holder of the CCLP Senior Secured Notes will be entitled to require CCLP to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess of $2,000) of that holder’s CCLP Senior Secured Notes pursuant to an offer on the terms set forth in the Indenture. CCLP will offer to make a cash payment equal to 101% of the aggregate principal amount of the CCLP Senior Secured Notes repurchased plus accrued and unpaid interest, if any, on the CCLP Senior Secured Notes repurchased to the date of repurchase, subject to the rights of holders of the CCLP Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

The Indenture contains customary covenants restricting CCLP's ability and the ability of CCLP restricted subsidiaries to: (i) pay distributions on, purchase or redeem CCLP common units or purchase or redeem CCLP subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to CCLP. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting CCLP, subject to the satisfaction of certain conditions, to transfer assets to certain of CCLP's unrestricted subsidiaries. Moreover, if the CCLP Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding CCLP Senior Secured Notes may declare all of the CCLP Senior Secured Notes to be due and payable immediately.

On March 22, 2018, CCLP, the grantors named therein, the Trustee and U.S. Bank National Association, as the collateral trustee (the “Collateral Trustee”), entered into a collateral trust agreement (the “Collateral Trust Agreement”) pursuant to which the Collateral Trustee will receive, hold, administer, maintain, enforce and distribute the proceeds of all of its liens upon the collateral for the benefit of the current and future holders of the CCLP Senior Secured Notes and any future priority lien obligations, if any.

CCLP Bank Credit Facilities.

On March 22, 2018, in connection with the closing of the CCLP Offering, CCLP repaid all outstanding borrowings and obligations under its existing CCLP Credit Agreement with a portion of the net proceeds from the CCLP Offering, and terminated the CCLP Credit Agreement. As a result of the termination of the CCLP Credit Agreement, associated unamortized deferred financing costs of $3.5 million were charged to other (income) expense, net, during the three month period ended March 31, 2018.

NOTE E – CCLP SERIES A CONVERTIBLE PREFERRED UNITS

During 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “CCLP Unit Purchase Agreements”) with certain purchasers to issue and sell in private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) an aggregate of 6,999,126 of CSI Compressco LP Series A Convertible Preferred Units representing limited partner interests in CCLP (the “CCLP Preferred Units”) for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds to CCLP, after deducting certain offering expenses, of $77.3 million. We purchased 874,891 of the CCLP Preferred Units in the Initial Private Placement at the aggregate Issue Price of $10.0 million.

We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) receive quarterly distributions, which are paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of CCLP common units in the future below a set price.

A ratable portion of the CCLP Preferred Units has been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. Based on the number of CCLP Preferred Units outstanding as of March 31, 2018, the maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is approximately 30.0 million CCLP common units; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated CCLP Partnership Agreement. The total number of CCLP Preferred Units outstanding as of March 31, 2018 was 5,241,563, of which we held 658,281.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units, net of the units we purchased, is classified as long-term liabilities on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of March 31, 2018 was $54.2 million. Changes in the fair value during each quarterly period, including the $1.4 million and $1.6 million net increases in fair value during the three month period ended March 31, 2018 and 2017, respectively, are charged or credited to earnings in the accompanying consolidated statements of operations. Based on the conversion provisions of the CCLP Preferred Units, and using the Conversion Price calculated as of March 31, 2018, the theoretical number of CCLP common units that would be issued if all of the outstanding CCLP Preferred Units were converted on March 31, 2018 on the same basis as the monthly conversions would be approximately 8.6 million CCLP common units, with an aggregate market value of $62.6 million. A $1 decrease in the Conversion Price would result in the issuance of 1.4 million additional CCLP common units pursuant to these conversion provisions.

NOTE F – MARKET RISKS AND DERIVATIVE CONTRACTS

We are exposed to financial and market risks that affect our businesses. We have concentrations of credit risk as a result of trade receivables owed to us by companies in the energy industry. We have currency exchange rate risk exposure related to transactions denominated in foreign currencies as well as to investments in certain of our international operations. As a result of our variable rate bank credit facility, we face market risk exposure related to changes in applicable interest rates. Our financial risk management activities may at times involve, among other measures, the use of derivative financial instruments, such as swap and collar agreements, to hedge the impact of market price risk exposures.

Derivative Contracts

Foreign Currency Derivative Contracts. We and CCLP each enter into 30-day foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2018, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Euro	$1,117	1.24	4/18/2018
Forward purchase pounds sterling	5,624	1.41	4/18/2018
Forward sale Canadian dollar	5,925	1.30	4/18/2018
Forward purchase Mexican peso	1,653	18.76	4/18/2018
Forward sale Norwegian krone	3,782	7.75	4/18/2018
Forward sale Mexican peso	6,760	18.79	4/18/2018

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

The fair values of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of March 31, 2018 and December 31, 2017, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at March 31, 2018	Fair Value at December 31, 2017
		(In Thousands)
Forward purchase contracts	Current assets	$48	$111
Forward sale contracts	Current assets	56	130
Forward sale contracts	Current liabilities	(259)	(255)
Forward purchase contracts	Current liabilities	(6)	(113)
Net asset (liability)		$(161)	$(127)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three month periods ended March 31, 2018 and March 31, 2017, we recognized $28,000 and $0.7 million of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

NOTE G – EQUITY

Changes in equity for the three month periods ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018			2017
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$208,080	$144,481	$352,561	$233,523	$166,943	$400,466
Net income (loss)	(53,648)	(9,115)	(62,763)	(2,463)	(8,789)	(11,252)
Foreign currency translation adjustment	1,668	(385)	1,283	2,052	141	2,193
Comprehensive Income (loss)	(51,980)	(9,500)	(61,480)	(411)	(8,648)	(9,059)
Issuance of common stock, net	28,115	—	28,115	(11)	—	(11)
Conversions of CCLP Series A Preferred	—	10,103	10,103	—	2,388	2,388
Distributions to public unitholders	—	(4,358)	(4,358)	—	(7,248)	(7,248)
Equity-based compensation	1,434	(655)	779	1,513	956	2,469
Treasury stock and other	(224)	(35)	(259)	(36)	(42)	(78)
Ending balance as of March 31	$185,425	$140,036	$325,461	$234,578	$154,349	$388,927

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

 Other Contingencies

During 2011, in connection with the sale of a significant majority of Maritech's oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. In March 2018, we closed the Maritech Asset Purchase Agreement with Orinoco that provided for the purchase by Orinoco of the Maritech Properties. Also in March 2018, we finalized the Maritech Equity Purchase Agreement with Orinoco, that provided for the purchase by Orinoco of the Maritech Equity Interests. As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments and Orinoco has assumed all of Maritech's remaining abandonment and decommissioning obligations.

NOTE I – INDUSTRY SEGMENTS

Following the transactions closed during the three month period ended March 31, 2018, we reorganized our reporting segments and now manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression. Our Completion Fluids & Products Division was previously reported as our Fluids Division, and included our water management services operations. Following the acquisition of SwiftWater in February 2018, our expanded water management operations are now included with our production testing operations as part of our Water & Flowback Services Division. The operations of our previous Offshore Division, consisting of our previous Offshore Services and Maritech, are now reported as discontinued operations following their disposal in March 2018.

Our Completion Fluids & Products Division manufactures and markets clear brine fluids, additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry.

Our Water & Flowback Services Division provides domestic onshore oil and gas operators with comprehensive water management services. The division also provides frac flowback, production well testing, offshore rig cooling, and other associated services in many of the major oil and gas producing regions in the United States, Mexico, and Canada, as well as in basins in certain regions in South America, Africa, Europe, the Middle East, and Australia.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$51,057	$52,211
Water & Flowback Services Division	1,250	6,113
Compression Division	23,646	9,654
Consolidated	$75,953	$67,978

Services
Completion Fluids & Products Division	$2,049	$4,016
Water & Flowback Services Division	59,603	31,510
Compression Division	61,776	55,905
Consolidated	$123,428	$91,431

Interdivision revenues
Completion Fluids & Products Division	$(2)	$1
Water & Flowback Services Division	222	556
Compression Division	—	—
Interdivision eliminations	(220)	(557)
Consolidated	$—	$—

Total revenues
Completion Fluids & Products Division	$53,104	$56,228
Water & Flowback Services Division	61,075	38,179
Compression Division	85,422	65,559
Interdivision eliminations	(220)	(557)
Consolidated	$199,381	$159,409

Income (loss) before taxes
Completion Fluids & Products Division	$2,449	$19,473
Water & Flowback Services Division	6,548	(1,265)
Compression Division	(14,018)	(14,333)
Interdivision eliminations	—	(167)
Corporate Overhead(1)	(14,912)	(7,872)
Consolidated	$(19,933)	$(4,164)

	March 31, 2018	December 31, 2017
	(In Thousands)
Total assets
Completion Fluids & Products Division	$303,157	$293,507
Water & Flowback Services Division	224,570	139,771
Compression Division	895,979	784,745
Corporate Overhead and eliminations	(23,351)	(30,501)
Assets of discontinued operations	7,907	121,092
Consolidated	$1,408,262	$1,308,614

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2018	2017
	(In Thousands)
General and administrative expense	$12,598	$9,555
Depreciation and amortization	151	91
Interest expense	4,007	3,774
Warrants fair value adjustment	(1,994)	(5,976)
Other general corporate (income) expense, net	150	428
Total	$14,912	$7,872

NOTE J – REVENUE FROM CONTRACTS WITH CUSTOMERS

Performance Obligations. Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Generally this occurs with the transfer of control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers. For a general discussion of the nature of the goods and services that we provide, see Note I - Industry Segments.

Product Sales. Product sales revenues are recognized at a point in time when we transfer control of our product offerings to our customers, generally when we ship products from our facility to our customer. The product sales for our Completion Fluid & Products Division consist primarily of clear brine fluids, additives, and associated manufactured products. Product sales for our Water & Flowback Services Division are typically attributed to specific performance obligations within certain production testing service arrangements. Parts and equipment sales comprise the product sales for the Compression Division.

Services. Service revenues represent revenue recognized over time, as our customer arrangements typically provide agreed upon day-rates (monthly service rates for compression services) and we recognize service revenue based upon the number of days services have been performed. Service revenue recognized over time is associated with a majority of our Water & Flowback Services Division arrangements, compression service and aftermarket service contracts within our Compression Division, and a small portion of Completion Fluids & Products Division revenue that is associated with completion fluid service arrangements. With the exception of the initial terms of the compression services contracts for medium- and high-horsepower compressor packages of our Compression Division, our customer contracts are generally for terms of one year or less. The majority of the service arrangements in the Water & Flowback Services Division are for a period of 90 days or less. Within our Compression Division service revenue, most aftermarket service revenues are recognized at a point in time when we transfer control of our products and complete the delivery of services to our customers.

We receive cash equal to the invoice price for most product sales and services and payment terms typically range from 30 to 60 days from the date we invoice our customer. Since the period between when we deliver products or services and when the customer pays for products or services are not expected to exceed one year, we have elected not to calculate or disclose a financing component for our customer contracts.

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For any arrangements with multiple performance obligations, we use management's estimated selling price to determine the stand-alone selling price for separate performance obligations. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of March 31, 2018, we had $6.6 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations are expected to be recognized through 2022 as follows (in thousands):

	2018	2019	2020	2021	2022	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$1,732	$1,929	$1,740	$702	$546	$6,649

Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping costs as part of cost of product sales when control over our products (i.e. delivery) has transferred to the customer.

Use of Estimates. Contracts where the amount of revenue that will ultimately be realized is subject to uncertainties not fully known as of the time revenue is recognized are known as variable consideration arrangements. In recognizing revenue for these arrangements, the amount of variable consideration recognized is limited so that it is probable that significant amounts of revenues will not be reversed in future periods when the uncertainty is resolved. For products returned by the customer, we estimate the expected returns based on an analysis of historical experience. For volume discounts earned by the customer, we estimate the discount (if any) based on our estimate of the total expected volume of products sold or services to be provided to the customer during the discount period. In certain contracts for the sale of clear brine fluids, we may agree to issue credits for the repurchase of reclaimable used fluids from certain customers at an agreed price that is based on the condition of the fluids. For sales of clear brine fluids, we adjust the revenue recognized in the period of shipment by the estimated amount of the credit expected to be issued to the customer, and this estimate is based on historical experience. As of March 31, 2018 and December 31, 2017, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $0.6 million and $2.8 million, respectively, that were recorded in inventory (right of return asset) and accounts payable. For the three month period ended March 31, 2018, there were no material differences between amounts recognized compared to estimates made in a prior period from these variable consideration arrangements.

Contract Assets and Liabilities. Contract assets arise when we transfer products or perform services in fulfillment of a contract obligation but must perform other performance obligations before being entitled to payment. Generally, once we have transferred products or performed services for the customer pursuant to a contract, we recognize revenue and trade accounts receivable, as we are entitled to payment that is unconditional. Any contract assets, along with billed and unbilled accounts receivable, are included in Trade Accounts Receivable in our consolidated balance sheets. Contract liabilities arise when we receive consideration, or consideration is unconditionally due, from a customer prior to transferring products or services to the customer under the terms of a sales contract. We classify contract liabilities as Deferred Revenue in our consolidated balance sheets. Such deferred revenue typically results from advance payments received on sales of compressor equipment prior to when it is completed and transferred to the customer in accordance with the customer contract.

As of March 31, 2018 and December 31, 2017, contract assets were immaterial. The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2018:

	March 31, 2018	December 31, 2017	Increase (Decrease)
	(In Thousands)
Contract liabilities
Deferred revenue	$35,929	$17,050	$18,879

Bad debt expense on accounts receivables and contract assets was $0.2 million and $0.6 million during the three month periods ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, contract liabilities increased due to deferred revenue for consideration received on new compressor equipment being fabricated. During the three months ended March 31, 2018, $17.8 million of deferred revenue as of December 31, 2017 was recognized as product sales revenue, primarily associated with deliveries of compression equipment.

Contract Costs. When costs are incurred to obtain contracts, such as professional fees and sales bonuses, such costs are deferred and amortized over the expected period of benefit. Costs of mobilizing service equipment necessary to perform under service contracts, if significant, are deferred and amortized over the estimated service period, which is generally a few weeks. As of March 31, 2018, such contract costs were immaterial. Where applicable, we establish provisions for estimated obligations pursuant to product warranties by accruing for estimated future product warranty cost in the period of the product sale. Such estimates are based on historical warranty loss experience. Major components of fabricated compressor packages have manufacturer warranties that we pass through to the customer.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note I. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	March 31, 2018	March 31, 2017
	(In Thousands)
Completion Fluids & Products
U.S.	27,909	40,802
International	25,195	15,426
	53,104	56,228
Water & Flowback Services
U.S.	47,038	24,140
International	14,037	14,039
	61,075	38,179
Compression
U.S.	76,980	57,968
International	8,442	7,591
	85,422	65,559
Interdivision eliminations
U.S.	2	(1)
International	(222)	(556)
	(220)	(557)
Total Revenue
U.S.	151,929	122,909
International	47,452	36,500
	199,381	159,409

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 5, 2018. This discussion includes forward-looking statements that involve certain risks and uncertainties.

Business Overview

Significant strategic transactions that closed during the first quarter of 2018 have positioned us to further capitalize on the current increased level of oil and gas industry activity. Following the February 28, 2018 acquisition of SwiftWater Energy Services, LLC ("SwiftWater"), we have enhanced and expanded our position as one of the leading integrated water management companies, providing water transfer, storage, and treatment services, along with proprietary automation technology and numerous other water-related services. The acquisition of SwiftWater, which serves the key Permian Basin market in Texas, has begun to contribute significantly to the revenues and operating cash flows of our Water & Flowback Services Division. The total purchase price for SwiftWater consisted of $42.0 million of cash and 7.7 million shares of newly issued common stock, as well as contingent consideration of up to $15.0 million depending on operating results. On March 22, 2018, our CSI Compressco LP subsidiary ("CCLP") issued $350 million aggregate principal amount of CCLP 7.50% Senior Secured First Lien Notes due 2025 (the "CCLP Senior Secured Notes"), which generated $344.1 million of net proceeds, a portion of which was used to repay the borrowings outstanding under CCLP's bank revolving credit facility (the "CCLP Credit Agreement"), which was then terminated. Following the repayment of this credit agreement, the remaining proceeds from the issuance of the CCLP Senior Secured Notes are available to fund additional Compression Division capital expenditures to further grow its compression equipment fleet. Also, on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. As a result of this disposition, we have effectively exited the businesses of our Offshore Services and Maritech segments, and the buyer has assumed all liabilities and obligations associated with Maritech, including but not limited to all currently identified and any future identified decommissioning obligations.

Following the above transactions, we reorganized our reporting segments and now manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression. Our

Completion Fluids & Products Division was previously reported as our Fluids Division, and included our water management services operations. Following the acquisition of SwiftWater, our expanded water management operations are now included with our production testing operations as part of our Water & Flowback Services Division. The operations of our previous Offshore Services and Maritech segments are now reported as discontinued operations following their disposal in March 2018, and prior period financial information retroactively excludes their operating results from our continuing operations.

Consolidated revenues during the three months ended March 31, 2018 increased approximately 25% compared to the corresponding prior year period, primarily due to increased revenues of our Water & Flowback Services Division and our Compression Division. With the increase in crude oil prices in early 2018, operating plans and capital expenditure levels of many of our oil and natural gas customers have increased, benefiting certain of our operating segments with improved revenues and cash flows. In addition to reflecting one month of impact from the February 28, 2018 SwiftWater acquisition, our Water & Flowback Services Division benefited from increased activity levels in several of its markets, as a result of increased domestic rig count levels and improved customer contract pricing. Compression Division revenues also improved, with increased revenues for compression equipment product sales and increased compression services revenues from the increased utilization of its compression fleet. The increases in Water & Flowback Services and Compression revenues were partially offset by decreased Completion Fluids & Products revenues, as offshore activity levels remain challenged. The increased revenues resulted in improved consolidated gross profit compared to the corresponding prior year period, despite the increased costs from the acquired SwiftWater operations and overall increased activity.

In addition to the acquisition of SwiftWater, we also are continuing to grow our operations through increased capital expenditure activity. Our Compression Division increased its growth capital expenditure levels during the first quarter of 2018 compared to the corresponding prior year period, as it increased its compression equipment fleet to meet the increasing customer demand for compression services. In addition, we have also increased capital expenditure levels, particularly in our Water & Flowback Services Division, as we selectively grow our capacity in certain markets. Cash provided by operating activities is expected to increase going forward, reflecting the increased revenues and earnings of our businesses. While significant borrowing capacity remains under our bank credit facility, we and CCLP also continue to consider additional sources of capital, including issuances of additional long-term debt and equity, and, as it relates to CCLP, the establishment of a revolving credit facility.

Approximately $632.4 million of our consolidated debt balance is owed by CCLP, serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures), and $343.8 million of which is secured by certain assets of CCLP. The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service and secure our and CCLP's respective capital structures.

	March 31, 2018
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$14,013	$90,100	$—	$104,113
Affiliate receivables	11,630	—	(11,630)	—
Other current assets	222,104	120,586	—	342,690
Property, plant and equipment, net	215,062	609,706	—	824,768
Other assets, including investment in CCLP	53,121	33,549	50,021	136,691
Total assets	$515,930	$853,941	$38,391	$1,408,262

Affiliate payables	$—	$11,630	$(11,630)	$—
Other current liabilities	93,550	64,211	—	157,761
Long-term debt, net	191,151	632,414	—	823,565
CCLP Series A Preferred Units	—	62,000	(7,786)	54,214
Warrants liability	11,207	—	—	11,207
Other non-current liabilities	34,597	1,457	—	36,054
Total equity	185,425	82,229	57,807	325,461
Total liabilities and equity	$515,930	$853,941	$38,391	$1,408,262

Cash used by operating activities for the three months ended March 31, 2018 was $31.3 million compared to $20.5 million for the three months ended March 31, 2017, an increase of $10.7 million, or 52.2%, despite improved operating profitability, primarily due to cash utilized due to timing of payments of accounts payable. Consolidated capital expenditures were $28.9 million during the three months ended March 31, 2018, and included $17.0 million of capital expenditures by our Compression Division, primarily for growth capital expenditures. Corresponding prior year period consolidated capital expenditures, net of sales proceeds, were $5.1 million, including $7.2 million by our Compression Division. Although our capital expenditure levels are expected to increase going forward, we continue to defer or reduce capital expenditure projects where possible in order to conserve cash. Key objectives associated with our capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our 11% Senior Note. CCLP also continues to carefully monitor its 2018 capital expenditure program in order to conserve its cash. During the first three months of 2018, we received $3.0 million from CCLP as our share of CCLP common unit distributions.

Critical Accounting Policies

In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. We base these estimates on historical experience, available information, and various other assumptions that we believe are reasonable. We periodically evaluate these estimates and judgments, including those related to potential impairments of long-lived assets (including goodwill), the collectability of accounts receivable, the current cost of future asset retirement obligations, and the allocation of acquisition purchase price. The fair values of portions of our total assets and liabilities are measured using significant unobservable inputs. The combination of these factors forms the basis for judgments made about the carrying values of assets and liabilities that are not readily apparent from other sources. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Acquisition Purchase Price Allocations

We account for acquisitions of businesses using the purchase method, which requires the allocation of the purchase price based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. Following the February 28, 2018 acquisition of SwiftWater, we have accounted for the various assets (including intangible assets) and liabilities acquired based on our estimate of their fair values. Goodwill represents the excess of acquisition purchase price over the estimated fair values of the net assets acquired. Our estimates and judgments of the fair value of acquired businesses are imprecise, and the use of inaccurate fair value estimates could result in the improper allocation of the acquisition purchase price to acquired assets and liabilities, which could result in asset impairments, the recording of previously unrecorded liabilities, and other financial statement adjustments. The difficulty in estimating the fair values of acquired assets and liabilities is increased during periods of economic uncertainty.

Results of Operations

Three months ended March 31, 2018 compared with three months ended March 31, 2017.

Consolidated Comparisons

	Three Months Ended March 31,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$199,381	$159,409	$39,972	25.1%
Gross profit	27,983	19,654	8,329	42.4%
Gross profit as a percentage of revenue	14.0%	12.3%
General and administrative expense	30,803	26,751	4,052	15.1%
General and administrative expense as a percentage of revenue	15.4%	16.8%
Interest expense, net	14,973	13,767	1,206	8.8%
Warrants fair value adjustment	(1,994)	(5,976)	3,982
CCLP Series A Preferred Units fair value adjustment	1,358	1,631	(273)
Litigation arbitration award income	—	(12,816)	12,816
Other (income) expense, net	2,776	461	2,315
Loss before taxes and discontinued operations	(19,933)	(4,164)	(15,769)
Loss before taxes and discontinued operations as a percentage of revenue	(10.0)%	(2.6)%
Provision for income taxes	1,124	81	1,043
Loss before discontinued operations	(21,057)	(4,245)	(16,812)
Discontinued operations:
Loss from discontinued operations (including 2018 loss on disposal of $31.5 million), net of taxes	(41,706)	(7,007)	(34,699)
Net loss	(62,763)	(11,252)	(51,511)
Loss attributable to noncontrolling interest	9,115	8,789	326
Loss attributable to TETRA stockholders	$(53,648)	$(2,463)	$(51,185)

Consolidated revenues during the current year quarter increased compared to the prior year quarter primarily due to a $22.9 million increase in Water & Flowback Services Division revenues. The increase in Water & Flowback Services Division revenues was primarily driven by increased activity in certain domestic and international markets and the February 28, 2018 acquisition of SwiftWater. Our Compression Division reported increased revenues of $19.9 million, primarily due to increased compressor equipment sales activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased compared to the prior year quarter primarily due to the increased revenues of our Water & Flowback Services Division and Compression Division. Despite the improvement in the activity levels of certain of our businesses, the impact of pricing pressures continues to impact profitability. Operating expenses reflect the increase in consolidated revenues, although we remain aggressive in managing operating costs and minimizing increased headcount, despite the increased operations.

Consolidated general and administrative expenses increased during the first quarter of 2018 compared to the prior year quarter, primarily due to increased professional services fees of $2.1 million (including $0.9 million of corporate transaction costs), increased salary and employee expenses of $1.0 million, as well as increased insurance and other general expenses of $0.9 million.

Consolidated interest expense, net, increased during the first quarter of 2018 compared to the prior year quarter, primarily due to Compression Division interest expense. Compression Division interest expense increased due to the higher interest rate on the CCLP Senior Secured Notes, a portion of the proceeds of which were used to repay the balance outstanding under the CCLP Credit Agreement, and is expected to remain increased compared to prior year periods. Interest expense during the 2018 and 2017 periods includes $1.2 million and $1.1 million, respectively, of finance cost amortization.

The Warrants are accounted for as a derivative liability in accordance with Accounting Standards Codification ("ASC") 815 and therefore they are classified as a long-term liability on our consolidated balance sheet at their fair value. Increases (or decreases) in the fair value of the Warrants are generally associated with increases (or decreases) in the trading price of our common stock, resulting in adjustments to earnings for the associated valuation losses (gains), and resulting in future volatility of our earnings during the period the Warrants are outstanding.

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

In January 2017, our Completion Fluids & Products Division collected $12.8 million from a legal arbitration award, resulting in a credit to earnings. See Commitments and Contingencies - Litigation section below for additional discussion.

Consolidated other (income) expense, net, was $2.8 million of other expense during the current year quarter compared to $0.5 million of other expense during the prior year quarter, primarily due to $3.5 million of unamortized deferred financing costs charged to earnings as a result of the termination of the CCLP Credit Agreement.

Our consolidated provision for income taxes during the first quarter of 2018 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended March 31, 2018 of negative 5.6% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. At March 31, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. We recognized an income tax expense of $54.1 million in the fourth quarter of 2017 associated with the impact of the Act in our 2017 filing. This income tax expense was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our provisional estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended March 31, 2018. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended March 31,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$53,104	$56,228	$(3,124)	(5.6)%
Gross profit	6,686	11,330	(4,644)	(41.0)%
Gross profit as a percentage of revenue	12.6%	20.2%
General and administrative expense	4,640	4,684	(44)	(0.9)%
General and administrative expense as a percentage of revenue	8.7%	8.3%
Interest (income) expense, net	(233)	13	(246)
Litigation arbitration award income	—	(12,816)	12,816
Other (income) expense, net	(170)	(24)	(146)
Income before taxes	$2,449	$19,473	$(17,024)	(87.4)%
Income before taxes as a percentage of revenue	4.6%	34.6%

The decrease in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to $2.0 million of decreased completion services revenues and $1.2 million of decreased product sales revenue. These decreases reflect decreased clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico, including decreased revenues as a result of a TETRA CS Neptune(R) completion fluid project that was completed during 2017. These decreases were partially offset by increased international CBF and manufactured products sales.

Completion Fluids & Products Division gross profit during the current year quarter decreased compared to the prior year quarter primarily due to the decreased revenues and profitability associated with the mix of CBF products and services, including the prior year impact of the TETRA CS Neptune completion fluid project discussed above. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Completion Fluids & Products Division reported a significant decrease in pretax earnings during the current year quarter compared to the prior year quarter primarily due to the collection of an arbitration award of $12.8 million during January 2017 that was credited to earnings, and from the decreased gross profit discussed above. Completion Fluids & Products Division administrative cost levels remained consistent compared to the prior year quarter, as $0.3 million of decreased salary and employee related expenses were offset by $0.2 million of increased legal and professional fees and $0.1 million of increased general expenses. The Completion Fluids & Products Division continues to review opportunities to further reduce its administrative costs.

Water & Flowback Services Division

	Three Months Ended March 31,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$61,075	$38,179	$22,896	60.0%
Gross profit	11,404	2,248	9,156
Gross profit as a percentage of revenue	18.7%	5.9%
General and administrative expense	5,278	3,742	1,536	41.0%
General and administrative expense as a percentage of revenue	8.6%	9.8%
Interest (income) expense, net	(15)	(122)	107
Other (income) expense, net	(407)	(107)	(300)
Income (loss) before taxes	$6,548	$(1,265)	$7,813
Income (loss) before taxes as a percentage of revenue	10.7%	(3.3)%

Water & Flowback Services Division revenues increased during the current year quarter compared to the prior year quarter, primarily due to increased water management services. Water management and flowback services activity increased $27.8 million resulting from the impact of increased demand, reflecting the growth in domestic onshore rig count. Approximately $8.1 million of the water management increase was generated from the operations of SwiftWater, which was acquired on February 28, 2018. Increased service revenues were partially offset by $4.9 million of decreased product sales revenue, due to an international equipment sale during the prior year period.

The Water & Flowback Services Division reflected increased gross profit during the current year quarter compared to the prior year quarter, due to the increase in revenues and improving customer pricing levels. However, customer pricing continues to be challenging due to excess availability of equipment in certain markets. The Water & Flowback Services Division continues to monitor its cost structure, minimizing increased costs despite increasing activity levels, and looking to capture synergies following the SwiftWater acquisition.

The Water & Flowback Services Division reported pretax income during the current year quarter compared to a pretax loss during the prior year quarter, primarily due to the improvement in gross profit described above. General and administrative expenses levels increased compared to the prior year quarter, primarily due to the acquisition of SwiftWater, due to increased salary and employee related expenses of $1.3 million and increased insurance and other general expenses of $0.2 million. Other income increased primarily due to increased foreign currency gains.

Compression Division

	Three Months Ended March 31,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$85,422	$65,559	$19,863	30.3%
Gross profit	10,040	6,163	3,877	62.9%
Gross profit as a percentage of revenue	11.8%	9.4%
General and administrative expense	8,286	8,770	(484)	(5.5)%
General and administrative expense as a percentage of revenue	9.7%	13.4%
Interest expense, net	11,214	10,102	1,112
CCLP Series A Preferred fair value adjustment	1,358	1,631	(273)
Other (income) expense, net	3,200	(7)	3,207
Loss before taxes	$(14,018)	$(14,333)	$(315)	(2.2)%
Loss before taxes as a percentage of revenue	(16.4)%	(21.9)%

Compression Division revenues increased during the current year quarter compared to the prior year quarter, primarily due to a $14.0 million increase in product sales revenues, due to a higher number of new compressor equipment sales compared to the prior year quarter. Demand for new compressor equipment continues to improve, and the current equipment sales backlog has increased significantly compared to the prior year quarter. In addition, current year revenues reflect a $5.9 million increase in service revenues from compression and aftermarket services operations. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compressor fleet utilization rates. Overall utilization of the Compression Division's compressor fleet has improved sequentially for six consecutive quarterly periods, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year quarter compared to the prior year quarter due to increased revenues discussed above. The increased compressor fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded a slightly decreased pretax loss during the current year quarter compared to the prior year quarter despite increased gross profit discussed above. Other (income) expense, net, reflected an expense primarily due to $3.5 million of unamortized deferred financing costs charged to earnings as a result of the termination of the CCLP Credit Agreement. In addition, interest expense increased compared to the prior year period, due to the higher interest rate from the CCLP Senior Secured Notes, which were issued in March 2018, compared to the previous CCLP Credit Agreement. Increased interest expense is expected to continue compared to the prior year periods. General and administrative expense levels decreased compared to the prior year quarter, as decreased salary and employee-related expenses, including equity compensation, of $0.6 million and decreased bad debt expense of $0.4 million were partially offset by $0.2 million of increased other general expenses and increased professional fees of $0.2 million.

Corporate Overhead

	Three Months Ended March 31,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(151)	$(91)	$(60)	(65.9)%
General and administrative expense	12,598	9,555	3,043	31.8%
Interest (income) expense, net	4,007	3,774	233
Warrants fair value adjustment income	(1,994)	(5,976)	3,982
Other (income) expense, net	150	428	(278)
Loss before taxes	$(14,912)	$(7,872)	$(7,040)	(89.4)%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year quarter, primarily due to increased general and administrative expense. Corporate general and administrative expense increased due to $1.7 million of increased professional service fees (including $0.9 million of transaction costs), $0.5 million of increased salary, incentives and employee related expenses, $0.4 million of increased other general expenses, and $0.4 million of increased consulting marketing fees. In addition, the fair value of the outstanding Warrants liability resulted in a $2.0 million credit to earnings during 2018 compared to a $6.0 million credit to earnings in 2017.

Liquidity and Capital Resources

We reported a decrease in consolidated cash flows from operating activities during the first three months of 2018 compared to the corresponding prior year period. This decrease occurred despite the improved profitability of our operations, due to increased working capital needs largely due to the timing of payments of accounts payable. CCLP used $0.4 million of our consolidated operating cash flows during the three months ended March 31, 2018, and we received $3.0 million of cash distributions from CCLP during the three months ended March 31, 2018 compared to $5.6 million during the corresponding prior year period. We believe that the cost reduction and capital structure steps we have taken during the past two years continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating and financial markets.

We and CCLP are in compliance with all covenants of our respective debt agreements as of March 31, 2018. With regard to CCLP, considering financial forecasts as of May 10, 2018 for the subsequent twelve month period, which consider the current level of cash distributions to be paid on CCLP common units, CCLP believes that it will have adequate liquidity, earnings, and operating cash flows to fund its operations and debt obligations and maintain compliance with its debt covenants through May 10, 2019. We have reviewed our financial forecasts as of May 10, 2018 for the subsequent twelve month period, which consider the current level of cash distributions expected to be received on the CCLP common units we own. Based on this review as of May 10, 2018, we anticipate that we will have sufficient liquidity, earnings, and operating cash flows to fund our operations and debt obligations and maintain compliance with the covenants under our debt agreements through May 10, 2019.

Our consolidated sources and uses of cash during the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
	(In Thousands)
Operating activities	$(31,261)	$(20,538)
Investing activities	(67,551)	(4,616)
Financing activities	185,610	8,033

Because of the level of consolidated debt, we believe it is important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. (See Financing Activities section below for a discussion of the terms of our and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $823.6 million as of March 31, 2018. However, approximately $632.4 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP and $343.8 million of which is secured by certain of CCLP's assets. Through our common unit ownership interest in CCLP, which was approximately 38% as of March 31, 2018, and ownership of an approximately 2% general partner interest that includes incentive distribution rights, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $90.1 million of the $104.1 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of March 31, 2018, and subject to compliance with the covenants and other provisions of the agreements that may limit borrowings under our Credit Agreement, we had availability of $119.5 million under our Credit Agreement. Following the issuance of the CCLP Senior Secured Notes, CCLP used a portion of the proceeds to repay the borrowings outstanding under CCLP's bank revolving credit facility, which was then terminated.

Operating Activities

Consolidated cash flows used by operating activities totaled $31.3 million during the first three months of 2018 compared to $20.5 million during the corresponding prior year period, an increase of $10.7 million or 52%. Operating cash flows decreased despite improved operating profitability due to the decrease to cash provided by working capital changes, particularly related to the timing of payments of accounts payable. We have taken steps to aggressively manage working capital, including increased collection efforts and a focus on minimizing inventory levels. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for the vast majority of our products and services is driven by oil and gas industry activity, which is affected by oil and natural gas commodity pricing. With the increase in crude oil prices in early 2018, operating plans and capital expenditure levels of many of our oil and natural gas customers has increased, benefiting certain of our operating segments with improved revenues and cash flows. The acquisition of SwiftWater during the three months ended March 31, 2018 is expected to provide additional revenues and operating cash flows going forward. Domestic onshore rig counts have improved compared to early 2017, and this increase in activity has resulted in improved cash provided by operating activities of our Water & Flowback Services Division. However, offshore and international rig count levels remain relatively unchanged. The increased crude oil pricing and resulting increased capital expenditure activity of our Compression Division customers has resulted in increased demand for compression services and equipment, which has also resulted in increased cash provided by operating activities of our Compression Division. However, oil and natural gas prices are expected to continue to be volatile in the future, and if oil and gas industry activity levels decrease in the future, we expect that our levels of operating cash flows will be negatively affected.

During early 2018, and despite increasing activity levels, we have taken steps to minimize growth to our operating and administrative headcount and continue to maintain a low cost structure for our businesses. Continuing specific cost reduction steps taken during prior periods, we also continue to review for other further opportunities to reduce costs.

As part of the sale of our Offshore Division in March 2018, Orinoco assumed all liabilities and obligations currently associated with our former Maritech subsidiary, including but not limited to all currently identified and any future identified Maritech decommissioning obligations.

Investing Activities

During the first three months of 2018, the total amount of our net cash utilized on investing activities was $67.6 million. The acquisition of SwiftWater included cash purchase consideration of $42.0 million, which is subject to further working capital adjustment. Total cash capital expenditures during the first three months of 2018 were $28.9 million, net of disposals. Our Completion Fluids & Products Division spent $1.1 million on capital expenditures during the first three months of 2018, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $8.8 million on capital expenditures, primarily to add to its water management equipment fleet. Our Compression Division spent $17.1 million, primarily for growth capital expenditure projects to increase its compression fleet.

Generally, a majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to compete in the future. Excluding our Compression Division, we expect to spend approximately $40 to $50 million during 2018 on capital expenditures, primarily to expand our water management services equipment fleet. Our Compression Division expects to spend approximately $90 to $110 million on capital expenditures during 2018 to expand its compressor fleet in response to increased demand for compression services. The level of future growth capital expenditures depends on forecasted demand for our products and services. If the forecasted demand for our products and services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion will be adjusted accordingly.

Financing Activities

During the first three months of 2018, the total amount of consolidated cash provided by financing activities was $185.6 million, primarily consisting of the proceeds from the issuance of the CCLP Senior Secured Notes, which were used to repay the CCLP Credit Agreement and provide additional funding for future capital expenditures, and borrowings under our Credit Agreement that were primarily used to fund the purchase of SwiftWater. To fund future capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, leases, equity issuances, and other sources of capital. We and CCLP are in compliance with all covenants of our respective debt agreements as of March 31, 2018.

See CCLP Financing Activities below for discussion of the CCLP Preferred Units and CCLP's long-term debt.

Our Long-Term Debt

Our Bank Credit Facility. As of May 10, 2018, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (as amended, the "Credit Agreement"), of $90.2 million, and had $6.1 million in letters of credit against the revolving credit facility, leaving a net availability, subject to compliance with our covenants and other provisions of the Credit Agreement that limit borrowings under the Credit Facility, of $103.7 million. The Credit Agreement, as amended, matures on September 30, 2019 and limits aggregate lender commitments to $200 million. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 2.50% to 4.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.35% to 1.00% on unused portions of the facility. All obligations under the Credit Agreement and the guarantees of such obligations are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders under the Credit Agreement as well as the holder of our 11% Senior Note on a pari passu basis. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions, dispositions, and capital expenditures.

Our Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. The Credit Agreement requires us to maintain (i) a fixed charge coverage ratio that may not be less than 1.25 to 1 as of the end of any fiscal quarter; and (ii) a consolidated leverage ratio that may not exceed (a) 5.00 to 1 at the end of fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (b) 4.75 to 1 at the end of fiscal quarters ending March 31, 2018 and June 30, 2018, (c) 4.50 to 1 at the end of fiscal quarters ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of each of the fiscal quarters thereafter. At March 31, 2018, our consolidated leverage ratio was 2.62 to 1 (compared to a 4.75 to 1 maximum allowed under the Credit Agreement). At March 31, 2018, our fixed charge coverage ratio was 2.54 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement). Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 11% Senior Note. We have reviewed our financial forecasts as of May 10, 2018 for the subsequent twelve month period, which consider the current level of distributions expected to be received on the CCLP common units we own. Based on this review, and the current market conditions as of May 10, 2018, we anticipate that we will have sufficient liquidity, earnings, and operating cash flows to maintain compliance with the covenants under our debt agreements through May 10, 2019.

CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our Credit Agreement. Our Credit Agreement includes cross-default provisions relating to any other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. Our Credit Agreement also contains a covenant that restricts us from paying dividends in the event of a default or if such payment would result in an event of default.

Our Senior Note. Our senior note consists of the 11% Senior Note that was initially issued and sold in November 2015 and later amended (the "Amended and Restated 11% Senior Note Agreement"). As of May 10, 2018, the aggregate principal amount outstanding of the 11% Senior Note is $125.0 million.

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

The Amended and Restated 11% Senior Note Agreement includes customary default provisions, as well as cross-default provisions relating to other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. In addition, the Amended and Restated 11% Senior Note Agreement requires a minimum fixed charge coverage ratio at the end of any fiscal quarter of 1.25 to 1 and allows a maximum ratio of consolidated funded indebtedness at the end of any fiscal quarter of a defined measure of earnings ("EBITDA") of (a) 5.00 to 1 as of the end of any fiscal quarter ending during the period commencing March 31, 2017 and ending December 31, 2017, (b) 4.75 to 1 as of the end of any fiscal quarter ending March 31, 2018 and June 30, 2018 and (c) 4.50 to 1 as of the end of any fiscal quarter ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of fiscal quarters ending thereafter. Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Note is secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries on a pari passu basis with the lenders under the Credit Agreement. See the above discussion of our Credit Agreement for a description of these security interests. The 11% Senior Note is pari passu in right of payment with all borrowings under the Credit Agreement and ranks at least pari passu in right of payment with all other outstanding indebtedness. We are in compliance with all covenants of the Amended and Restated 11% Senior Note Purchase Agreement as of March 31, 2018. At March 31, 2018, our ratio of consolidated funded indebtedness to EBITDA was 2.62 to 1 (compared to 4.75 to 1 maximum allowed under the Amended and Restated 11% Senior Note Agreement) and our fixed charge coverage ratio was 2.54 to 1 (compared to a 1.25 to 1 minimum required under the Amended and Restated 11% Senior Note Purchase Agreement). CCLP is an unrestricted subsidiary and is not a borrower or a guarantor under our Amended and Restated 11% Senior Note Purchase Agreement.

CCLP Financing Activities

In March 2018, CCLP issued an aggregate $350.0 million of its CCLP Senior Secured Notes, and the net proceeds of $344.1 million were partially used to repay the remaining outstanding balance of $258.0 million under the CCLP Credit Agreement, which was then terminated. See below for a further discussion of the CCLP Senior Secured Notes. The remaining proceeds are available to fund future CCLP capital expenditures, including the increasing capital expenditures mentioned above that are needed in order to grow and maintain the capacity of CCLP's compressor and equipment fleet, as well as for general partnership needs.

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

In connection with the closing of the Initial Private Placement, CSI Compressco GP Inc (our wholly owned subsidiary) executed the Second Amended and Restated CCLP Partnership Agreement to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that will rank senior to all classes or series of equity securities of CCLP with respect to distribution rights and rights upon liquidation. We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) will receive quarterly distributions, which will be paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized), subject to certain adjustments. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the CCLP Preferred Units has been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. The maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the

CCLP Preferred Units is potentially unlimited; however, CCLP may, at its option, pay cash, or a combination of cash and CCLP common units, to the CCLP Preferred Unitholders instead of issuing CCLP common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. Including the impact of paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, the total number of CCLP Preferred Units outstanding as of March 31, 2018 was 5,241,563, of which we held 658,281.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of March 31, 2018 was $54.2 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the CCLP Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the CCLP Preferred Units, are non-cash charges and credits associated with the CCLP Preferred Units.

In addition, the CCLP Unit Purchase Agreements include certain provisions regarding change of control, transfer of CCLP Preferred Units, indemnities, and other matters described in detail in the CCLP Unit Purchase Agreements. The CCLP Unit Purchase Agreements contain customary representations, warranties and covenants of CCLP and the purchasers.

CCLP Senior Secured Notes. On March 8, 2018, CCLP entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the CCLP Issuers agreed to issue and sell to the Initial Purchasers $350 million aggregate principal amount of the CCLP Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the "CCLP Senior Secured Notes") (the "CCLP Offering") pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act").

The CCLP Issuers closed the Offering on March 22, 2018. The CCLP Senior Secured Notes were issued at par for net proceeds of approximately $344.1 million, after deducting certain financing costs. CCLP used the net proceeds to repay in full and terminate CCLP's existing bank Credit Agreement and for general partnership purposes, including the expansion of its compression fleet. The CCLP Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the CCLP Senior Secured Notes, the "CCLP Senior Secured Note Securities") on a senior secured basis initially by each of CCLP's domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the CCLP Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the CCLP Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the CCLP Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The CCLP Senior Secured Notes are scheduled to mature on April 1, 2025. During the three months ended March 31, 2018, CCLP incurred total financing costs of $6.2 million related to the CCLP Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

On and after April 1, 2021, CCLP may redeem all or a part of the CCLP Senior Secured Notes, from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest thereon to, but not including, the applicable redemption date, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, if redeemed during the 12-month period beginning on April 1 of the years indicated below:

Date	Price
2021	105.625%
2022	103.750%
2023	101.875%
2024	100.000%

In addition, any time or from time to time before April 1, 2021, CCLP may, at our option, redeem all or a portion of the CCLP Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Indenture) with respect to the CCLP Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of the CCLP Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

Prior to April 1, 2021, CCLP may on one or more occasions redeem up to 35% of the principal amount of the CCLP Senior Secured Notes with an amount of cash not greater than the amount of the net cash proceeds from one or more equity offerings at a redemption price equal to 107.500% of the principal amount of the CCLP Senior Secured Notes to be redeemed, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date, provided that (a) at least 65% of the aggregate principal amount of the CCLP Senior Secured Notes originally issued on the issue date (excluding notes held by CCLP and its subsidiaries) remains outstanding after each such redemption; and (b) the redemption occurs within 180 days after the date of the closing of the equity offering.

If CCLP experiences certain kinds of changes of control, each holder of the CCLP Senior Secured Notes will be entitled to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess of $2,000) of that holder’s CCLP Senior Secured Notes pursuant to an offer on the terms set forth in the Indenture. CCLP will offer to make a cash payment equal to 101% of the aggregate principal amount of the CCLP Senior Secured Notes repurchased plus accrued and unpaid interest, if any, on the CCLP Senior Secured Notes repurchased to the date of repurchase, subject to the rights of holders of the CCLP Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

The Indenture contains customary covenants restricting CCLP ability and the ability of CCLP restricted subsidiaries to: (i) pay distributions on, purchase or redeem CCLP common units or purchase or redeem CCLP subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of our assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from our restricted subsidiaries to CCLP. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting CCLP, subject to the satisfaction of certain conditions, to transfer assets to certain of CCLP unrestricted subsidiaries. Moreover, if the CCLP Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding CCLP Senior Secured Notes may declare all of the CCLP Senior Secured Notes to be due and payable immediately.

On March 22, 2018, CCLP, the grantors named therein, the Trustee and U.S. Bank National Association, as the collateral trustee (the “Collateral Trustee”), entered into a collateral trust agreement (the “Collateral Trust Agreement”) pursuant to which the Collateral Trustee will receive, hold, administer, maintain, enforce and distribute the proceeds of all of its liens upon the collateral for the benefit of the current and future holders of the CCLP Senior Secured Notes and any future priority lien obligations, if any.

CCLP Senior Notes. The obligations under the CCLP 7.25% Senior Notes (the "CCLP Senior Notes") are jointly and severally and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Senior Note Securities") were issued pursuant to an indenture described below. As of May 9, 2018, $295.9 million in aggregate principal amount of the CCLP Senior Notes are outstanding.

The Obligors issued the CCLP Senior Note Securities pursuant to the Indenture dated as of August 4, 2014 (the "CCLP Senior Note Indenture") by and among the Obligors and U.S. Bank National Association, as trustee (the "Trustee"). The CCLP Senior Notes accrue interest at a rate of 7.25% per annum. Interest on the CCLP Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The CCLP Senior Notes are scheduled to mature on August 15, 2022.

The CCLP Senior Note Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the CCLP Senior Note Indenture. The CCLP Senior Note Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the CCLP Senior Note Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants of the CCLP Senior Note Purchase Agreement as of March 31, 2018.

Other Sources and Uses

In addition to the aforementioned revolving credit facility, we and CCLP fund our respective short-term liquidity requirements from cash generated by our respective operations, leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time.

TETRA's Credit Agreement, as amended, matures in September 2019, TETRA's 11% Senior Note matures in November 2022, the CCLP Senior Notes mature in August 2022 and the CCLP Senior Secured Notes mature in March 2025. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue additional equity to fund our capital needs, additional dilution to our common stockholders will occur.

Although near-term growth plans pursuant to our long-term growth strategy have resumed, they are being reviewed carefully and are subject to our continuing efforts to conserve cash. CCLP has also increased its growth capital expenditure activity in response to increased demand for compression services. CCLP's long-term growth objectives are funded from its available cash available, other borrowings, and cash generated from the issuance of common or preferred units.

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

The CCLP Second Amended and Restated Partnership Agreement requires that within 45 days after the end of each quarter, it distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the three months ended March 31, 2018, CCLP distributed $7.3 million, including $4.4 million to its public unitholders. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt services requirements. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit, or that there will not be future decreases in the amount of distributions going forward.

Off Balance Sheet Arrangements

As of March 31, 2018, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Other Contingencies

During 2011, in connection with the sale of a significant majority of Maritech's oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. In March 2018, we closed the Maritech Asset Purchase Agreement with Orinoco that provided for the purchase by Orinoco of the Maritech Properties. Also in March 2018, we finalized the Maritech Equity Purchase Agreement with Orinoco, that provided for the purchase by Orinoco of the Maritech Equity Interests. As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments and Orinoco assumed all of Maritech's remaining abandonment and decommissioning obligations.

Contractual Obligations

	Payments Due
	Total	2018	2019	2020	2021	2022	Thereafter
	(In Thousands)
Long-term debt - TETRA	$191,151	$—	$73,143	$—	$—	$118,008	$—
Long-term debt - CCLP	632,414	—	—	—	—	288,588	343,826
Interest on debt - TETRA	67,556	12,656	15,991	13,340	13,340	12,229	—
Interest on debt - CCLP	277,662	35,635	47,513	47,513	47,513	40,425	59,063
Purchase obligations	113,428	9,478	9,450	9,450	9,450	9,450	66,150
Decommissioning and other asset retirement obligations	11,929	—	—	—	—	—	11,929
Operating and capital leases	86,238	12,000	12,022	10,548	8,517	6,358	36,793
Total contractual cash obligations(1)	$1,380,378	$69,769	$158,119	$80,851	$78,820	$475,058	$517,761

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $1.2 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of tax settlements. These excluded amounts also include approximately $54.2 million of liabilities related to the CCLP Series A Convertible Preferred Units. The preferred units are expected to be serviced and satisfied with non-cash paid-in-kind distributions and conversions to CCLP common units. See "Note E – CCLP Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

For additional information about our contractual obligations as of December 31, 2017, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, those set forth in Item 1A "Risk Factors" in Part II of this Quarterly Report on Form 10-Q, and as included in our other filings with the U.S. Securities and Exchange Commission (“SEC”), which are available free of charge on the SEC website at www.sec.gov.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our Annual Report on Form 10-K filed with the SEC on March 5, 2018. We depend on U.S. and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and operating cash flows to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

As of March 31, 2018, due to borrowings made during the three month period then ended, we had a balance outstanding under our Credit Agreement, and such borrowings bear interest at variable rates of interest (currently 4.30%).

	Expected Maturity Date							Fair Market Value
($ amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
March 31, 2018
Variable rate
Long-term debt:	$—	$74,400	$—	$—	$—	$—	$74,400	$74,400
U.S. dollar fixed rate - TETRA	$—	$—	$—	$—	$125,000	$—	$125,000	$128,500
U.S. dollar fixed rate - CCLP	$—	$—	$—	$—	$295,930	$350,000	$645,930	$630,900
Weighted average interest rate (fixed)	—	—	—	—	8.36%	7.50%	—

Exchange Rate Risk

As of March 31, 2018, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, the end of the period covered by this quarterly report.

As discussed above in this Quarterly Report on Form 10-Q, on February 28, 2018, we completed the acquisition of SwiftWater. We are currently integrating SwiftWater into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the SwiftWater business, which we expect to be completed in fiscal year 2019. We expect to exclude SwiftWater from our assessment of internal control over financial reporting as of December 31, 2018. Total assets of SwiftWater represented approximately 6% of our consolidated total assets as of March 31, 2018, and SwiftWater's revenues following the February 28, 2018 acquisition date represented approximately 4% of our consolidated revenues for the three month period ended March 31, 2018.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
January 1 – January 31, 2017	—	(2)	$—	—	$14,327,000
February 1 – February 28, 2017	45,152	(2)	3.89	—	14,327,000
March 1 – March 31, 2017	—	(2)	—	—	14,327,000
Total	45,152			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

2.1**	Asset Purchase and Sale Agreement, dated February 28, 2018, by and between Maritech Resources, LLC, TETRA Technologies, Inc., and Orinoco Natural Resources, LLC.
2.2**	Equity Interest Purchase Agreement, dated February 28, 2018, by and among TETRA Technologies, Inc., TETRA Production Testing Holding LLC, and Epic Offshore Specialty, LLC.
2.3**	Equity Interest Purchase Agreement, dated February 13, 2018, by and among the sellers listed therein, the sellers representative and TETRA Technologies, Inc.
2.4**
Membership Interest Purchase And Sale Agreement, dated as of February 28, 2018, by and among TETRA Applied Technologies, LLC, Maritech Resources, LLC, TETRA Technologies, Inc., and Orinoco Natural Resources, LLC.

10.1
TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 (SEC File No. 333-222976)).

10.2
Form of Restricted Stock Award Agreement under the TETRA Technologies, Inc. 2018 Inducement Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on February 12, 2018 (SEC File No. 333-222976)).

10.3*	Bonding Agreement, dated February 28, 2018, between TETRA Technologies, Inc., Orinoco Natural Resources, LLC, and Epic Offshore Specialty, LLC.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this report.

**
Filed with this report. The schedules and exhibits to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplementary any omitted schedules and exhibits to the Securities Exchange Commission upon request.

***	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2018 and 2017; (iii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2018.

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

TETRA Technologies, Inc.

Date:	May 10, 2018	By:	/s/Stuart M. Brightman
Stuart M. Brightman
Chief Executive Officer

Date:	May 10, 2018	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	May 10, 2018	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer