Form 10-Q
period 2018-06-30
TETRA TECHNOLOGIES INC
filed 2018-08-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 9, 2018, there were 125,679,432 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Product sales	$107,687	$86,180	$183,066	$154,158
Services	152,385	93,751	276,387	185,182
Total revenues	260,072	179,931	459,453	339,340
Cost of revenues:
Cost of product sales	86,115	61,767	146,329	111,349
Cost of services	97,177	62,845	181,920	126,494
Depreciation, amortization, and accretion	28,979	25,784	55,420	52,308
Total cost of revenues	212,271	150,396	383,669	290,151
Gross profit	47,801	29,535	75,784	49,189
General and administrative expense	33,617	29,460	64,420	56,211
Interest expense, net	18,379	14,328	33,352	28,095
Warrants fair value adjustment (income) expense	2,195	(5,545)	201	(11,521)
CCLP Series A Preferred Units fair value adjustment (income) expense	(512)	(4,834)	846	(3,203)
Litigation arbitration award income	—	—	—	(12,816)
Other expense, net	3,808	775	6,584	1,236
Loss before taxes and discontinued operations	(9,686)	(4,649)	(29,619)	(8,813)
Provision for income taxes	2,446	3,317	3,570	3,398
Loss before discontinued operations	(12,132)	(7,966)	(33,189)	(12,211)
Discontinued operations:
Loss from discontinued operations (including 2018 loss on disposal of $33.8 million), net of taxes	(21)	(6,653)	(41,727)	(13,660)
Net loss	(12,153)	(14,619)	(74,916)	(25,871)
Loss attributable to noncontrolling interest	6,188	3,628	15,303	12,417
Loss attributable to TETRA stockholders	$(5,965)	$(10,991)	$(59,613)	$(13,454)
Basic net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.05)	$(0.04)	$(0.14)	$0.00
Loss from discontinued operations attributable to TETRA stockholders	$0.00	$(0.06)	$(0.33)	$(0.12)
Net loss attributable to TETRA stockholders	$(0.05)	$(0.10)	$(0.47)	$(0.12)
Average shares outstanding	122,474	114,534	125,553	114,375
Diluted net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.05)	$(0.04)	$(0.14)	$0.00
Loss from discontinued operations attributable to TETRA stockholders	$0.00	$(0.06)	$(0.33)	$(0.12)
Net loss attributable to TETRA stockholders	$(0.05)	$(0.10)	$(0.47)	$(0.12)
Average diluted shares outstanding	122,474	114,534	125,553	114,375

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(12,153)	$(14,619)	$(74,916)	$(25,871)
Foreign currency translation adjustment	(9,249)	2,968	(7,966)	5,161
Comprehensive loss	(21,402)	(11,651)	(82,882)	(20,710)
Comprehensive loss attributable to noncontrolling interest	7,942	3,303	17,442	12,233
Comprehensive loss attributable to TETRA stockholders	$(13,460)	$(8,348)	$(65,440)	$(8,477)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70,157	$26,128
Restricted cash	4,273	261
Trade accounts receivable, net of allowances of $1,380 in 2018 and $1,286 in 2017	181,454	144,051
Inventories	133,367	115,438
Assets of discontinued operations	1,538	121,134
Prepaid expenses and other current assets	19,457	17,597
Total current assets	410,246	424,609
Property, plant, and equipment:
Land and building	79,000	78,559
Machinery and equipment	1,207,766	1,167,680
Automobiles and trucks	36,502	34,744
Chemical plants	188,135	186,790
Construction in progress	44,590	31,566
Total property, plant, and equipment	1,555,993	1,499,339
Less accumulated depreciation	(722,915)	(689,907)
Net property, plant, and equipment	833,078	809,432
Other assets:
Goodwill	22,197	6,636
Patents, trademarks and other intangible assets, net of accumulated amortization of $74,149 in 2018 and $71,114 in 2017	85,878	47,405
Deferred tax assets, net	10	10
Notes receivable	7,501	44
Other assets	20,709	20,478
Total other assets	136,295	74,573
Total assets	$1,379,619	$1,308,614

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$55,292	$70,847
Unearned income	30,718	18,701
Accrued liabilities	72,829	58,478
Liabilities of discontinued operations	8,343	73,913
Total current liabilities	167,182	221,939
Long-term debt, net	810,739	629,855
Deferred income taxes	3,889	4,404
Asset retirement obligations, net of current portion	12,073	11,738
CCLP Series A Preferred Units	45,644	61,436
Warrants liability	13,403	13,202
Other liabilities	15,627	13,479
Total long-term liabilities	901,375	734,114
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at June 30, 2018 and December 31, 2017; 128,349,334 shares issued at June 30, 2018 and 118,515,797 shares issued at December 31, 2017	1,283	1,185
Additional paid-in capital	457,082	425,648
Treasury stock, at cost; 2,015,775 shares held at June 30, 2018, and 2,638,093 shares held at December 31, 2017	(18,865)	(18,651)
Accumulated other comprehensive income (loss)	(49,594)	(43,767)
Retained earnings (deficit)	(215,948)	(156,335)
Total TETRA stockholders' equity	173,958	208,080
Noncontrolling interests	137,104	144,481
Total equity	311,062	352,561
Total liabilities and equity	$1,379,619	$1,308,614

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net loss	$(74,916)	$(25,871)
Reconciliation of net loss to cash used in operating activities:
Depreciation, amortization, and accretion	57,505	58,098
Provision (benefit) for deferred income taxes	(280)	(316)
Equity-based compensation expense	3,422	5,444
Provision for doubtful accounts	665	1,244
Non-cash loss on disposition of business	32,369	—
Amortization of deferred financing costs	2,133	2,266
CCLP Series A Preferred offering costs	—	37
CCLP Series A Preferred accrued paid in kind distributions	2,838	3,797
CCLP Series A Preferred fair value adjustment	846	(3,203)
Warrants fair value adjustment	201	(11,521)
Contingent consideration liability fair value adjustment	4,300	—
Expense for unamortized finance costs and other non-cash charges and credits	3,616	(335)
Gain on sale of assets	(65)	(533)
Changes in operating assets and liabilities:
Accounts receivable	(46)	(30,970)
Inventories	(18,398)	(10,690)
Prepaid expenses and other current assets	(2,434)	(1,983)
Trade accounts payable and accrued expenses	(23,246)	14,605
Decommissioning liabilities	—	(497)
Other	(637)	(133)
Net cash used in operating activities	(12,127)	(561)
Investing activities:
Purchases of property, plant, and equipment, net	(67,441)	(16,643)
Acquisition of businesses, net of cash acquired	(42,002)	—
Proceeds from disposal of business	3,121	—
Proceeds on sale of property, plant, and equipment	307	380
Other investing activities	(332)	235
Net cash used in investing activities	(106,347)	(16,028)
Financing activities:
Proceeds from long-term debt	508,250	178,700
Principal payments on long-term debt	(325,300)	(156,550)
CCLP distributions	(8,982)	(10,944)
Tax remittances on equity based compensation	(593)	(407)
Debt issuance costs	(7,881)	(1,291)
Net cash provided by financing activities	165,494	9,508
Effect of exchange rate changes on cash	1,021	530
Increase (decrease) in cash and cash equivalents	48,041	(6,551)
Cash and cash equivalents and restricted cash at beginning of period	26,389	36,531
Cash and cash equivalents and restricted cash at end of period	$74,430	$29,980

Supplemental cash flow information:
Interest paid	$18,610	$22,716
Income taxes paid	3,314	4,416
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

Our consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2018 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2018.

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

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current period’s presentation. For a discussion of the reclassification of the financial presentation of our Offshore Division as discontinued operations, see Note C - "Discontinued Operations."

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period. Restricted cash as of June 30, 2018 consists of cash used to secure outstanding letters of credit of our Compression Division.

Inventories

Inventories are stated at the lower of cost or net realizable value. Except for work in progress inventory discussed below, cost is determined using the weighted average method. Components of inventories as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	(In Thousands)
Finished goods	$60,011	$66,377
Raw materials	3,934	4,027
Parts and supplies	44,585	33,632
Work in progress	24,837	11,402
Total inventories	$133,367	$115,438

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

Net Income (Loss) per Share

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Number of weighted average common shares outstanding	122,474	114,534	125,553	114,375
Assumed exercise of equity awards and warrants	—	—	—	—
Average diluted shares outstanding	122,474	114,534	125,553	114,375

For the three and six month periods ended June 30, 2018 and June 30, 2017, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three and six month periods ended June 30, 2018 and June 30, 2017, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units, as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, the Argentine peso, and the Mexican peso, as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, Argentina, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $0.6 million and $(0.3) million during the three and six month periods ended June 30, 2018 and $0.6 million and $1.2 million during the three and six month periods ended June 30, 2017, respectively.

On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination, beginning July 1, 2018, our reporting of our operations in Argentina will reflect the remeasurement of the functional currency from the Argentine peso to the U.S. dollar.

Income Taxes

Our consolidated provision for income taxes during the first six months of 2017 and 2018 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the six month period ended June 30, 2018 of negative 12.1% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. At June 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We recognized an income tax expense of $54.1 million in the fourth quarter of 2017 associated with the impact of the Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three and six month periods ended June 30, 2018.

Asset Retirement Obligations

We operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. We are required to take certain actions in connection with the retirement of these assets. The values of our asset retirement obligations for these properties were $12.1 million and $11.7 million as of June 30, 2018 and December 31, 2017, respectively. Asset retirement obligations are recorded in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations," whereby the estimated fair value of a liability for asset retirement obligations is recognized in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets and are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three and six month period ended June 30, 2018, are as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(In Thousands)
Beginning balance for the period, as reported	$11,929	$11,738
Activity in the period:
Accretion of liability	150	309
Revisions in estimated cash flows	(6)	26
Ending balance	$12,073	$12,073

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

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of the liabilities for the warrants to purchase 11.2 million shares of our common stock (the "Warrants") and the CCLP Preferred Units (as herein defined). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency derivative contracts. For these fair value measurements, we utilize the quoted value as determined by our counterparty financial institution (a level 2 fair value measurement). Fair value measurements are also utilized on a nonrecurring basis in certain circumstances, such as in the allocation of purchase consideration for acquisition transactions to the assets and liabilities acquired, including intangible assets and goodwill (a level 3 fair value measurement), the initial recording of our asset retirement obligations, and for the impairment of long-lived assets, including goodwill (a level 3 fair value measurement). The fair values of certain of our financial instruments, which include cash, restricted cash, accounts receivable, accounts payable, short-term borrowings, and long-term debt pursuant to our bank credit agreement, approximate their carrying amounts. The aggregate fair values of our long-term 11% Senior Note at June 30, 2018 and December 31, 2017, were approximately $128.2 million and $130.8 million, respectively, based on current interest rates on those dates, which were different from the stated interest rate on the 11% Senior Note. Those fair values compare to the face amount of the 11% Senior Note of $125.0 million both at June 30, 2018 and December 31, 2017. The fair values of the publicly traded CCLP 7.25% Senior Notes (as herein defined) at June 30, 2018 and December 31, 2017, were approximately $271.5 million and $279.7 million, respectively. Those fair values compare to the face amount of $295.9 million both at June 30, 2018 and December 31, 2017. The fair value of the publicly traded CCLP 7.50% Senior Secured Notes at June 30, 2018 was approximately $351.8 million. This fair value compares to aggregate principal amount of such notes at June 30, 2018 of $350.0 million. We calculated the fair values of our 11% Senior Note as of June 30, 2018 and December 31, 2017 internally, using current market conditions and average cost of debt (a level 2 fair value measurement). We based the fair values of the CCLP 7.25% Senior Notes and the CCLP 7.50% Senior Secured Notes as of June 30, 2018 on recent trades for these notes (a level 1 fair value measurement). See Note D - "Long-Term Debt and Other Borrowings," for further discussion.

The CCLP Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a Level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of CCLP's common units compared to a volatility analysis of equity prices of CCLP's comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of the CCLP Preferred Units liability is increased by, among other factors, projected increases in CCLP's common unit price and by increases in the volatility and decreases in the debt yields of CCLP's comparable peer companies. Increases (or decreases) in the fair value of CCLP Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the three and six month periods ended June 30, 2018, the changes in the fair value of the CCLP Preferred Units resulted in $0.5 million being credited to earnings and $0.8 million charged to earnings, respectively, in the consolidated statement of operations.

The Warrants are valued either by using their traded market prices (a level 1 fair value measurement) or, for periods when market prices are not available, by using the Black Scholes option valuation model that includes estimates of the volatility of the Warrants implied by their trading prices (a level 3 fair value measurement). As of June 30, 2018 and December 31, 2017, the fair valuation methodology utilized for the Warrants was a level 3 fair value measurement, as there were no available traded market prices to value the Warrants. The fair valuation of the Warrants liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the three and six month periods ended June 30, 2018, the changes in the fair value of the Warrants liability resulted in $2.2 million being charged to earnings and $0.2 million being charged to earnings, respectively, in the consolidated statement of operations.

During the third quarter of 2017 and the first quarter of 2018, we issued stand-alone, cash-settled stock appreciation rights awards to an executive officer. These awards are valued by using the Black Scholes option valuation model and such fair value is recognized based on the portion of the requisite service period satisfied as of each valuation date. The fair valuation of the stock appreciation rights liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. These stock appreciation rights awards are reflected as an accrued liability in our consolidated balance sheet. Increases (or decreases) in the fair value of the stock appreciation rights awards will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the six months ended June 30, 2018, the fair value of the stock appreciation rights increased $0.2 million, which was charged to earnings in the consolidated statement of operations.

A summary of these fair value measurements as of June 30, 2018 and December 31, 2017, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(45,644)	$—	$—	$(45,644)
Warrants liability	(13,403)	—	—	(13,403)
Cash-settled stock appreciation rights	(287)	—	—	(287)
Asset for foreign currency derivative contracts	180	—	180	—
Liability for foreign currency derivative contracts	(241)	—	(241)	—
Net liability	$(59,395)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(61,436)	$—	$—	$(61,436)
Warrants liability	(13,202)	—	—	(13,202)
Cash-settled stock appreciation rights	(97)	—	—	(97)
Asset for foreign currency derivative contracts	241	—	241	—
Liability for foreign currency derivative contracts	(378)	—	(378)	—
Net liability	$(74,872)

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers." This ASU supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605, "Revenue Recognition," and most industry-specific guidance. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption.

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
The impact from the adoption of ASU 2014-09 to our January 1, 2018 consolidated balance sheet, our June 30, 2018 consolidated balance sheet, and our consolidated results of operations for the three and six month periods ended June 30, 2018 was immaterial. The adoption of ASU 2014-09 had no impact to cash provided by operating, financing, or investing activities in our consolidated statement of cash flows. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.
In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) to increase comparability and transparency among different organizations. Organizations are required to recognize right-of-use lease assets and lease liabilities on the balance sheet related to the right to use the underlying asset for the lease term. In addition, through improved disclosure requirements, the ASU will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. We are currently assessing the potential effects of these changes to our consolidated financial statements. Our current operating lease portfolio consists primarily of real estate, vehicles, and equipment leases. Based on our preliminary assessment, upon adoption of the ASU, we will record significant right-to-use assets and lease obligations pursuant to the new requirements. We are evaluating our portfolio of existing leases for consideration of the accounting impact of each lease. We are also evaluating and are developing internal policies to address the requirements under this ASU.
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
In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to align the measurement and classification guidance for share-based payments to nonemployees with the guidance currently applied to employees, with certain exceptions. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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

Under the terms of the SwiftWater Purchase Agreement, consideration of $42.0 million of cash, subject to a working capital adjustment, and 7,772,021 shares of our common stock (valued at $28.2 million) were paid at closing. Subsequent to closing, in August 2018, a working capital adjustment of approximately $1.0 million was paid. The sellers will also have the right to receive contingent consideration payments, in an aggregate amount of up to $15.0 million, calculated on EBITDA and revenue (each as defined in the SwiftWater Purchase Agreement) of the water management business of SwiftWater and all of our pre-existing operations in the Permian Basin in respect of the period from January 1, 2018 through December 31, 2019. The contingent consideration may be paid in cash or shares of our common stock, at our election.

As of June 30, 2018, our preliminary allocation of the SwiftWater purchase price is as follows (in thousands):

Current assets	$16,880
Property and equipment	11,631
Intangible assets	41,960
Goodwill	15,560
Total assets acquired	86,031

Current liabilities	7,189
Total liabilities assumed	7,189
Net assets acquired	$78,842

The above allocation of the purchase price to the SwiftWater net tangible assets and liabilities considers approximately $7.6 million of the initial estimated fair value for the liabilities associated with the contingent purchase price consideration. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated EBITDA and revenue as of the closing date for the operations of SwiftWater and our pre-existing operations in the Permian Basin and could increase (to $15.0 million) or decrease (to $0) depending on the actual earnings from these operations going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration liability due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. During the period from the closing date to June 30, 2018, the estimated fair value for the liabilities associated with the contingent purchase price consideration increased to $11.9 million, resulting in $4.3 million being charged to other expense during the three month period ended June 30, 2018.

The allocation of the purchase price to the SwiftWater net tangible assets and liabilities and identifiable intangible assets, as well as the contingent consideration liabilities, as of February 28, 2018, is preliminary and subject to revisions to the fair value calculations for certain of the tangible and identified intangible assets as well as the fair value calculation of the contingent purchase price consideration liability. The final purchase price allocation could differ materially from the preliminary allocation noted in the summary above. The preliminary allocation of purchase price includes approximately $15.6 million of deductible goodwill allocated to our Water & Flowback Services segment, and is supported by the strategic benefits discussed above and expected to be generated from the acquisition. The acquired property and equipment is stated at fair value, and depreciation on the acquired property and equipment is computed using the straight-line method over the estimated useful lives of each asset. Machinery and equipment is depreciated using useful lives of 3 to 15 years; and automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets include $3.3 million for the trademark/tradename, $37.2 million for customer relationships, and $1.5 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 16 years. These identified intangible assets are recorded net of $1.0 million of accumulated amortization as of June 30, 2018.

For the six month period ended June 30, 2018, our revenues, depreciation and amortization, and pretax earnings included $36.6 million, $2.1 million, and $7.0 million, respectively, associated with the SwiftWater acquisition after the closing on February 28, 2018. In addition, SwiftWater acquisition-related costs of approximately $0.4 million were incurred during the six month period ended June 30, 2018, consisting of external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in general and administrative expenses in the consolidated statement of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Revenues	$260,072	$191,891	$473,603	$362,824
Depreciation, amortization, and accretion	$28,979	$27,197	$56,397	$54,949
Gross profit	$47,801	$33,115	$79,749	$57,668

Net income (loss) from continuing operations	$(12,132)	$(6,594)	$(30,988)	$(9,285)
Net income (loss) attributable to TETRA stockholders	$(5,965)	$(9,619)	$(57,412)	$(10,528)

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

Under the terms of the Maritech Asset Purchase Agreement, the Maritech Equity Purchase Agreement, and the Offshore Services Purchase Agreement, the consideration delivered by Orinoco and Epic Offshore for the Maritech Properties, the Maritech Equity Interests and the Offshore Services Equity Interests consisted of (i) the assumption by Orinoco of substantially all of the liabilities and obligations relating to the ownership, operation and condition of the Maritech Properties and the provision of certain indemnities by Orinoco to us under the Maritech Asset Purchase Agreement, (ii) the assumption by Orinoco of substantially all of the liabilities of Maritech and the provision of certain indemnities by Orinoco under the Maritech Equity Purchase Agreement, (iii) the assumption by Epic Offshore of substantially all of the liabilities of the Offshore Services Equity Interests relating to the periods following the closing of the Offshore Services Sale and the provision of certain indemnities by Epic Offshore under the Offshore Services Purchase Agreement, (iv) cash in the amount $3.1 million, (v) a promissory note in the original principal amount of $7.5 million payable by Epic Offshore to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, (vi) performance by Orinoco under a Bonding Agreement executed in connection with the Maritech Asset Purchase Agreement and the Maritech Equity Purchase Agreement whereby Orinoco provided at closing non-revocable performance bonds in an amount equal to $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech, and (vii) the delivery of a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Orinoco under the Bonding Agreement (collectively, the "Transaction Consideration"). Pursuant to the Bonding Agreement, Orinoco is required to replace, within 90 days following the closing, the initial bonds delivered at closing with non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million. Orinoco has not delivered such replacement bonds and we are seeking to enforce the terms of the Bonding Agreement. The non-revocable performance bonds delivered at the closing remain in effect.

As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments, and these operations are reflected as discontinued operations in our consolidated financial statements. See Note C - "Discontinued Operations" for further discussion. Our consolidated pre-tax results of operations for the six month period ending June 30, 2018 included a loss on the disposal of our Offshore Division of $33.8 million, net of tax, including transaction costs of $1.4 million.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$10	$—	$10	$28,262	$175	$28,437
Cost of revenues	(235)	(98)	(333)	27,933	314	28,247
Depreciation, amortization, and accretion	—	—	—	2,463	373	2,836
General and administrative expense	284	—	284	1,594	174	1,768
Other (income) expense, net	55	—	55	2,718	(565)	2,153
Pretax loss from discontinued operations	(94)	98	4	(6,446)	(121)	(6,567)
Pretax loss on disposal of discontinued operations			(25)			—
Total pretax loss from discontinued operations			(21)			(6,567)
Income tax expense			—			86
Total loss from discontinued operations			$(21)			$(6,653)

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$4,487	$187	$4,674	$36,623	$406	$37,029
Cost of revenues	10,888	139	11,027	38,672	601	39,273
Depreciation, amortization, and accretion	1,873	212	2,085	5,046	743	5,789
General and administrative expense	1,537	187	1,724	3,063	411	3,474
Other (income) expense, net	78	—	78	2,623	(565)	2,058
Pretax loss from discontinued operations	(9,889)	(351)	(10,240)	(12,781)	(784)	(13,565)
Pretax loss on disposal of discontinued operations			(33,813)			—
Total pretax loss from discontinued operations			(44,053)			(13,565)
Income tax (benefit) expense			(2,326)			95
Total loss from discontinued operations			$(41,727)			$(13,660)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	June 30, 2018			December 31, 2017
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$161	$1,341	$1,502	$27,385	$1,542	$28,927
Inventories	—	—	—	4,616	—	4,616
Property, plant, and equipment	—	—	—	85,873	—	85,873
Other assets	54	(18)	36	1,674	44	1,718
Total major classes of assets of the discontinued operations	$215	$1,323	$1,538	$119,548	$1,586	$121,134

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	1,676	—	1,676	13,942	87	14,029
Accrued liabilities	4,608	2,059	6,667	10,944	2,278	13,222
Decommissioning and other asset retirement obligations	—	—	—	—	46,662	46,662
Total major classes of liabilities of the discontinued operations	$6,284	$2,059	$8,343	$24,886	$49,027	$73,913

NOTE D – LONG-TERM DEBT AND OTHER BORROWINGS

We believe TETRA's capital structure and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of June 30, 2018 and December 31, 2017, consists of the following:

		June 30, 2018	December 31, 2017
		(In Thousands)
TETRA	Scheduled Maturity
Bank revolving line of credit facility (presented net of the unamortized deferred financing costs of $1.0 million as of June 30, 2018)	September 30, 2019	$59,906	$—
11.0% Senior Note, Series 2015 (presented net of the unamortized discount of $3.6 million as of June 30, 2018 and $3.9 million as of December 31, 2017 and net of unamortized deferred financing costs of $3.1 million as of June 30, 2018 and $3.4 million as of December 31, 2017)	November 5, 2022	118,341	117,679
TETRA total debt		178,247	117,679
Less current portion		—	—
TETRA total long-term debt		$178,247	$117,679

CCLP
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $4.0 million as of December 31, 2017), terminated March 22, 2018	August 4, 2019	—	223,985
CCLP New Credit Agreement	June 29, 2023	—	—
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $2.5 million as of June 30, 2018 and $2.8 million as of December 31, 2017 and net of unamortized deferred financing costs of $4.4 million as of June 30, 2018 and $5.0 million as of December 31, 2017)	August 15, 2022	288,989	288,191
CCLP 7.50% Senior Secured Notes (presented net of unamortized deferred financing costs of $6.5 million as of June 30, 2018)	April 1, 2025	343,503	—
CCLP total debt		632,492	512,176
Less current portion		—	—
Consolidated total long-term debt		$810,739	$629,855

As of June 30, 2018, TETRA (excluding CCLP) had a $61.0 million outstanding balance and $6.8 million in letters of credit against its Credit Agreement, leaving a net availability of $132.2 million. There was no balance outstanding under the CCLP New Credit Agreement (as defined below) as of June 30, 2018.

As described below, we and CCLP are in compliance with all covenants of our respective debt and senior note agreements as of June 30, 2018.

Our Long-Term Debt

Our Credit Agreement.

At June 30, 2018, our consolidated leverage ratio was 2.18 to 1 (compared to a 4.75 to 1 maximum allowed under the Credit Agreement) and our fixed charge coverage ratio was 2.87 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement).

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

The CCLP Issuers closed the Offering on March 22, 2018. The CCLP Senior Secured Notes were issued at par for net proceeds of approximately $343.8 million, after deducting certain financing costs. CCLP used a portion of the net proceeds to repay in full and terminate its existing bank Credit Agreement and plans to use the remainder for general partnership purposes, including the expansion of its compression fleet. The CCLP Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the CCLP Senior Secured Notes, the "CCLP Senior Secured Note Securities") on a senior secured basis initially by each of CCLP's domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the CCLP Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the CCLP Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, CCLP entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the CCLP Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The CCLP Senior Secured Notes are scheduled to mature on April 1, 2025. During the six months ended June 30, 2018, CCLP incurred total financing costs of $6.7 million related to the CCLP Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

In addition, at any time and from time to time before April 1, 2021, CCLP may, at its option, redeem all or a portion of the CCLP Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Indenture) with respect to the CCLP Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of the CCLP Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

The Indenture contains customary covenants restricting CCLP's ability and the ability of CCLP restricted subsidiaries to: (i) pay distributions on, purchase or redeem CCLP common units or purchase or redeem any CCLP subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to CCLP. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting CCLP, subject to the satisfaction of certain conditions, to transfer assets to certain of CCLP's unrestricted subsidiaries. Moreover, if the CCLP Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding CCLP Senior Secured Notes may declare all of the CCLP Senior Secured Notes to be due and payable immediately.

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

On June 29, 2018, CCLP and two of its wholly owned subsidiaries (collectively the "CCLP Borrowers"), and certain of its wholly owned subsidiaries named therein as guarantors (the "CCLP New Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "CCLP New Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the CCLP Borrowers' obligations under the CCLP New Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The CCLP New Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million). Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the CCLP New Credit Agreement.

The CCLP Borrowers may borrow funds under the CCLP New Credit Agreement to pay fees and expenses related to the CCLP New Credit Agreement and for the Borrower's ongoing working capital needs and for general business purposes. The revolving loans under the CCLP New Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the CCLP New Credit Agreement is June 29, 2023. As of June 30, 2018, no balance was outstanding under the CCLP New Credit Agreement. Because there was no outstanding balance on the CCLP New Credit Agreement, associated deferred financing costs of $1.3 million as of June 30, 2018, were classified as other assets on the accompanying consolidated balance sheet.

Borrowings under the CCLP New Credit Agreement will bear interest at a rate per annum equal to, at the option of the CCLP Borrowers, either (i) London InterBank Offered Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to 30, 60, 90, 180 or 360 days (as selected by the CCLP Borrowers, subject to availability and with the consent of the Lenders for 360 days) plus a margin based on average daily excess availability or (ii) a base rate plus a margin based on average daily excess availability; such base rate shall be determined by reference to the highest of (a) the prime rate of interest announced from time to time by Bank of America, N.A., (b) the Federal Funds Rate (as defined in the CCLP New Credit Agreement) rate plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a 30-day interest period on such day plus 1.0% per annum. Initially, from June 29, 2018 until the delivery of the financial statements for the fiscal quarter ending December 31, 2018, LIBOR-based loans will have an applicable margin of 2.00% per annum and base-rate loans will have an applicable margin of 1.00% per annum; thereafter, the applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% and 1.25% per annum for base-rate loans, according to average daily excess availability when financial statements are delivered. In addition to paying interest on outstanding principal under the CCLP New Credit Agreement, the CCLP Borrowers will be required to pay a commitment fee in respect of the unutilized commitments thereunder, initially at the rate of 0.375% per annum until the delivery of the financial statements for the fiscal quarter ending September 30, 2018 and thereafter at the applicable rate ranging from 0.250% to 0.375% per annum, paid quarterly in arrears based on utilization of the commitments under the CCLP New Credit Agreement. The CCLP Borrowers will also be required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The CCLP New Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the CCLP Borrowers, the CCLP New Credit Agreement Guarantors and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The CCLP New Credit Agreement also contains a requirement that the CCLP Borrowers comply, during certain periods, with a fixed charge coverage ratio of 1.0 to 1.0.

All obligations under the CCLP New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the CCLP Borrowers’ and the CCLP New Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets and proceeds of the foregoing (the “CCLP ABL Collateral”).

NOTE E – CCLP SERIES A CONVERTIBLE PREFERRED UNITS

During 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “CCLP Unit Purchase Agreements”) with certain purchasers to issue and sell in two private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) an aggregate of 6,999,126 of CSI Compressco LP Series A Convertible Preferred Units representing limited partner interests in CCLP (the “CCLP Preferred Units”) for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds to CCLP, after deducting certain offering expenses, of $77.3 million. We purchased 874,891 of the CCLP Preferred Units in the Initial Private Placement at the aggregate Issue Price of $10.0 million.

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

A ratable portion of the CCLP Preferred Units has been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. Based on the number of CCLP Preferred Units outstanding as of June 30, 2018, the maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is approximately 25.5 million CCLP common units; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated CCLP Partnership Agreement. The total number of CCLP Preferred Units outstanding as of June 30, 2018 was 4,458,803, of which we held 559,975.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units, net of the units we purchased, is classified as long-term liabilities on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of June 30, 2018 was $45.6 million. During the three and six month period ended June 30, 2018, changes in the fair value during each period, resulted in $0.5 million being credited to earnings and $0.8 million being charged to earnings, respectively, in the accompanying consolidated statements of operations. During the three and six month period ended June 30, 2017, changes in the fair value resulted in $4.8 million being credited to earnings and $3.2 million being credited to earnings, respectively, in the accompanying consolidated statements of operations.

Based on the conversion provisions of the CCLP Preferred Units, and using the Conversion Price calculated as of June 30, 2018, the theoretical number of CCLP common units that would be issued if all of the outstanding CCLP Preferred Units were converted on June 30, 2018 on the same basis as the monthly conversions would be approximately 9.9 million CCLP common units, with an aggregate market value of $55.2 million. A $1 decrease in the Conversion Price would result in the issuance of 2.4 million additional CCLP common units pursuant to these conversion provisions.

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

Derivative Contracts

Foreign Currency Derivative Contracts. We and CCLP each enter into 30-day foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2018, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$464	1.16	7/19/2018
Forward sale pounds sterling	2,521	1.33	7/19/2018
Forward sale Canadian dollar	5,941	1.31	7/19/2018
Forward purchase Mexican peso	1,692	20.68	7/19/2018
Forward purchase Norwegian krone	985	8.12	7/19/2018
Forward sale Mexican peso	6,083	20.71	7/19/2018

Derivative Contracts	Swedish Krona Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	27,437	10.16	7/19/2018

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

The fair values of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of June 30, 2018 and December 31, 2017, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at June 30, 2018	Fair Value at December 31, 2017
		(In Thousands)
Forward purchase contracts	Current assets	$158	$111
Forward sale contracts	Current assets	22	130
Forward sale contracts	Current liabilities	(241)	(255)
Forward purchase contracts	Current liabilities	—	(113)
Net asset (liability)		$(61)	$(127)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2018, we recognized $0.7 million and $0.8 million of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program. During the three and six month periods ended June 30, 2017, we recognized $0.4 million and $1.1 million of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

NOTE G – EQUITY

Changes in equity for the three and six month periods ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,
	2018			2017
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$185,425	$140,036	$325,461	$234,578	$154,349	$388,927
Net income (loss)	(5,965)	(6,188)	(12,153)	(10,991)	(3,628)	(14,619)
Foreign currency translation adjustment	(7,495)	(1,754)	(9,249)	3,293	(325)	2,968
Comprehensive Income (loss)	(13,460)	(7,942)	(21,402)	(7,698)	(3,953)	(11,651)
Issuance of common stock, net	2	—	2	(5)	—	(5)
Conversions of CCLP Series A Preferred	—	9,272	9,272	—	7,632	7,632
Distributions to CCLP public unitholders	—	(4,624)	(4,624)	—	(3,696)	(3,696)
Equity-based compensation	1,905	358	2,263	2,039	783	2,822
Treasury stock and other	86	4	90	(241)	(61)	(302)
Ending balance as of June 30	$173,958	$137,104	$311,062	$228,673	$155,054	$383,727

	Six Months Ended June 30,
	2018			2017
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$208,080	$144,481	$352,561	$233,523	$166,943	$400,466
Net income (loss)	(59,613)	(15,303)	(74,916)	(13,454)	(12,417)	(25,871)
Foreign currency translation adjustment	(5,827)	(2,139)	(7,966)	5,345	(184)	5,161
Comprehensive Income (loss)	(65,440)	(17,442)	(82,882)	(8,109)	(12,601)	(20,710)
Issuance of stock for business combination and other	28,117	—	28,117	(16)	—	(16)
Conversions of CCLP Series A Preferred	—	19,375	19,375	—	10,020	10,020
Distributions to CCLP public unitholders	—	(8,982)	(8,982)	—	(10,944)	(10,944)
Equity-based compensation	3,339	(297)	3,042	3,552	1,739	5,291
Treasury stock and other	(138)	(31)	(169)	(277)	(103)	(380)
Ending balance as of June 30	$173,958	$137,104	$311,062	$228,673	$155,054	$383,727

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

 Other Contingencies

During 2011, in connection with the sale of a significant majority of Maritech's oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. In March 2018, we closed the Maritech Asset Purchase Agreement with Orinoco that provided for the purchase by Orinoco of the Maritech Properties. Also in March 2018, we finalized the Maritech Equity Purchase Agreement with Orinoco that provided for the purchase by Orinoco of the Maritech Equity Interests. As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments and Orinoco has assumed all of Maritech's remaining abandonment and decommissioning obligations. For further discussion of the sale of the Maritech Properties, see Note B - "Acquisitions and Dispositions."

NOTE I – INDUSTRY SEGMENTS

Following the transactions closed during the three month period ended March 31, 2018, we reorganized our reporting segments and now manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression. Our Completion Fluids & Products Division was previously reported as our Fluids Division, and included our water management services operations. Following the acquisition of SwiftWater in February 2018, our expanded water management operations are now included with our production testing operations as part of our Water & Flowback Services Division. The operations of our previous Offshore Division, consisting of our previous Offshore Services and Maritech segments, are now reported as discontinued operations following their disposal in March 2018.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$72,287	$67,308	$123,344	$119,519
Water & Flowback Services Division	—	145	676	6,258
Compression Division	35,400	18,727	59,046	28,381
Consolidated	$107,687	$86,180	$183,066	$154,158

Services
Completion Fluids & Products Division	$4,268	$6,687	$6,317	$10,703
Water & Flowback Services Division	83,593	30,479	143,770	61,989
Compression Division	64,524	56,585	126,300	112,490
Consolidated	$152,385	$93,751	$276,387	$185,182

Interdivision revenues
Completion Fluids & Products Division	$1	$—	$(1)	$1
Water & Flowback Services Division	53	462	275	1,018
Compression Division	—	—	—
Interdivision eliminations	(54)	(462)	(274)	(1,019)
Consolidated	$—	$—	$—	$—

Total revenues
Completion Fluids & Products Division	$76,556	$73,995	$129,660	$130,223
Water & Flowback Services Division	83,646	31,086	144,721	69,265
Compression Division	99,924	75,312	185,346	140,871
Interdivision eliminations	(54)	(462)	(274)	(1,019)
Consolidated	$260,072	$179,931	$459,453	$339,340

Income (loss) before taxes
Completion Fluids & Products Division	$9,981	$16,616	$12,430	$36,088
Water & Flowback Services Division	8,311	(3,920)	14,859	(5,186)
Compression Division	(8,655)	(6,180)	(22,673)	(20,513)
Interdivision eliminations	4	4	4	(161)
Corporate Overhead(1)	(19,327)	(11,169)	(34,239)	(19,041)
Consolidated	$(9,686)	$(4,649)	$(29,619)	$(8,813)

	June 30, 2018	December 31, 2017
	(In Thousands)
Total assets
Completion Fluids & Products Division	$303,396	$293,507
Water & Flowback Services Division	228,368	139,771
Compression Division	880,385	784,745
Corporate Overhead and eliminations	(34,068)	(30,543)
Assets of discontinued operations	1,538	121,134
Consolidated	$1,379,619	$1,308,614

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In Thousands)
General and administrative expense	$11,871	$12,051	$24,469	$21,606
Depreciation and amortization	164	118	315	209
Interest expense	4,877	4,240	8,884	8,014
Warrants fair value adjustment (income)/expense	2,195	(5,545)	201	(11,521)
Other general corporate (income) expense, net	220	305	370	733
Total	$19,327	$11,169	$34,239	$19,041

NOTE J – REVENUE FROM CONTRACTS WITH CUSTOMERS

Performance Obligations. Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Generally this occurs with the transfer of control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers. For a general discussion of the nature of the goods and services that we provide, see Note I - "Industry Segments."

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

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For any arrangements with multiple performance obligations, we use management's estimated selling price to determine the stand-alone selling price for separate performance obligations. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of June 30, 2018, we had $6.4 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations are expected to be recognized through 2022 as follows (in thousands):

	2018	2019	2020	2021	2022	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$1,791	$3,209	$1,027	$253	$77	$6,357

Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping costs as part of cost of product sales when control over our products (i.e. delivery) has transferred to the customer.

Use of Estimates. Contracts where the amount of revenue that will ultimately be realized is subject to uncertainties not fully known as of the time revenue is recognized are known as variable consideration arrangements. In recognizing revenue for these arrangements, the amount of variable consideration recognized is limited so that it is probable that significant amounts of revenues will not be reversed in future periods when the uncertainty is resolved. For products returned by the customer, we estimate the expected returns based on an analysis of historical experience. For volume discounts earned by the customer, we estimate the discount (if any) based on our estimate of the total expected volume of products sold or services to be provided to the customer during the discount period. In certain contracts for the sale of clear brine fluids, we may agree to issue credits for the repurchase of reclaimable used fluids from certain customers at an agreed price that is based on the condition of the fluids. For sales of clear brine fluids, we adjust the revenue recognized in the period of shipment by the estimated amount of the credit expected to be issued to the customer, and this estimate is based on historical experience. As of June 30, 2018, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $1.1 million that were recorded in inventory (right of return asset) and accounts payable. There were no material differences between amounts recognized during the three month period ended June 30, 2018, compared to estimates made in a prior period from these variable consideration arrangements.

Contract Assets and Liabilities. Contract assets arise when we transfer products or perform services in fulfillment of a contract obligation but must perform other performance obligations before being entitled to payment. Generally, once we have transferred products or performed services for the customer pursuant to a contract, we recognize revenue and trade accounts receivable, as we are entitled to payment that is unconditional. Any contract assets, along with billed and unbilled accounts receivable, are included in Trade Accounts Receivable in our consolidated balance sheets. Contract liabilities arise when we receive consideration, or consideration is unconditionally due, from a customer prior to transferring products or services to the customer under the terms of a sales contract. We classify contract liabilities as Unearned Income in our consolidated balance sheets. Such deferred revenue typically results from advance payments received on sales of compressor equipment prior to when it is completed and transferred to the customer in accordance with the customer contract.

As of June 30, 2018 and December 31, 2017, contract assets were immaterial. The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2018:

June 30, 2018
(In Thousands)
Unearned Income, beginning of period	$17,050
Additional unearned income	59,360
Revenue recognized	(47,276)
Unearned income, end of period	$29,134

Bad debt expense on accounts receivables and contract assets was $0.1 million and $0.3 million during the three and six month periods ended June 30, 2018, respectively, and $0.3 million and $0.9 million during the three and six month periods ended June 30, 2017, respectively. During the three month period ended June 30, 2018, contract liabilities increased due to unearned income for consideration received on new compressor equipment being fabricated. During the six month period ended June 30, 2018, $47.3 million of unearned income was recognized as product sales revenue, primarily associated with deliveries of compression equipment.

Contract Costs. When costs are incurred to obtain contracts, such as professional fees and sales bonuses, such costs are deferred and amortized over the expected period of benefit. Costs of mobilizing service equipment necessary to perform under service contracts, if significant, are deferred and amortized over the estimated service period, which is generally a few weeks. As of June 30, 2018, such contract costs were immaterial. Where applicable, we establish provisions for estimated obligations pursuant to product warranties by accruing for estimated future product warranty cost in the period of the product sale. Such estimates are based on historical warranty loss experience. Major components of fabricated compressor packages have manufacturer warranties that we pass through to the customer.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note I. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(In Thousands)
Completion Fluids & Products
U.S.	34,112	40,870	62,020	81,672
International	42,444	33,125	67,640	48,551
	76,556	73,995	129,660	130,223
Water & Flowback Services
U.S.	70,838	24,277	117,877	48,417
International	12,808	6,809	26,844	20,848
	83,646	31,086	144,721	69,265
Compression
U.S.	90,927	68,887	167,907	126,856
International	8,997	6,425	17,439	14,015
	99,924	75,312	185,346	140,871
Interdivision eliminations
U.S.	—	—	1	(1)
International	(54)	(462)	(275)	(1,018)
	(54)	(462)	(274)	(1,019)
Total Revenue
U.S.	195,877	134,034	347,805	256,944
International	64,195	45,897	111,648	82,396
	260,072	179,931	459,453	339,340

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

Business Overview

Our consolidated results of operations during the three month period ended June 30, 2018, reflect the increased demand for many of our products and services compared to the corresponding prior year period. Consolidated revenues increased by 44.5% compared to the corresponding prior year quarter, improving for each of our divisions. This increase was led by a significant increase in Water & Flowback Services revenues, which included the impact of our February 2018 acquisition of SwiftWater Energy Services, LLC ("SwiftWater") along with strong growth in our existing operations. Increased domestic onshore rig count and activity levels in key markets has driven the improved operating results. The contribution from SwiftWater on Water & Flowback Services Division revenues and earnings is expected to continue going forward as we capture additional operating and administrative efficiencies with the acquired operations. Our Compression Division also reported increased revenues, as increased demand for compression services has resulted in increased utilization and customer contract pricing. New compressor equipment sales have also increased, and new orders for equipment have maintained the existing new equipment sales backlog. Our Completion Fluids & Products Division also reported a modest increase in revenues, as offshore activity levels remain challenged, although earnings decreased compared to the prior year quarter due to the completion of a TETRA CS Neptune(R) completion fluid project during 2017. In July 2018, we announced that we have entered into a global joint marketing and development agreement with Halliburton Energy Services, Inc. ("Halliburton") for the sale and distribution of TETRA CS Neptune completion fluids. Through this collaborative agreement with Halliburton, we expect to expand sales and jointly develop new oil and gas completion fluid product offerings based on our respective technologies and resource capabilities. Despite increased consolidated operating and administrative expenses and the working capital challenges accompanying our growing operations, we anticipate continuing improved revenues and increasing operating cash flows during the remainder of 2018.

Following the strategic transactions that closed during the first quarter of 2018, we have continued to grow our core businesses to capitalize on the improving demand for our products and services. While continuing to consider suitable acquisition opportunities, we have grown organically through an increased capital expenditure program for our core businesses in selected markets. Our Compression Division increased its growth capital expenditure levels during the first six months of 2018 compared to the corresponding prior year period, as it continues to increase its compression equipment fleet to meet the increasing customer demand for compression services. In addition, we have also increased capital expenditure levels for our Water & Flowback Services Division, as we selectively grow our capacity in certain markets. As a result, growth capital expenditures have increased significantly during the first half of 2018 compared to the prior year period. To fund its growth, our CSI Compressco LP ("CCLP") subsidiary enhanced its long-term debt structure. Following the March 2018 repayment of its previous bank credit facility and the issuance of the 7.50% Senior Secured First Lien Notes due 2025 (the "CCLP Senior Secured Notes"), in June 2018, CCLP entered into that certain Loan and Security Agreement (the "CCLP New Credit Agreement"), which provides up to $50.0 million to fund ongoing working capital and letter of credit needs and for general business purposes. CCLP also had $51.4 million of available cash as of June 30, 2018, which is available to fund additional Compression Division growth capital expenditures. We also are pursuing opportunities to enhance our long-term debt structure in order to position us to support further strategic growth in the current market environment.

Approximately $632.5 million of our consolidated debt balance carrying value is owed by CCLP, serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures), and $343.5 million of which is secured by certain assets of CCLP. The following table provides condensed consolidating balance sheet information reflecting our net assets and CCLP's net assets that service and secure our and CCLP's respective capital structures.

	June 30, 2018
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$18,787	$51,370	$—	$70,157
Affiliate receivables	2,670	—	(2,670)	—
Other current assets	205,992	134,097	—	340,089
Property, plant and equipment, net	213,417	619,661	—	833,078
Other assets, including investment in CCLP	44,468	34,385	57,442	136,295
Total assets	$485,334	$839,513	$54,772	$1,379,619

Affiliate payables	$—	$2,670	$(2,670)	$—
Other current liabilities	89,613	77,569	—	167,182
Long-term debt, net	178,247	632,492	—	810,739
CCLP Series A Preferred Units	—	52,200	(6,556)	45,644
Warrants liability	13,403	—	—	13,403
Other non-current liabilities	30,113	1,476	—	31,589
Total equity	173,958	73,106	63,998	311,062
Total liabilities and equity	$485,334	$839,513	$54,772	$1,379,619

Consolidated cash used by operating activities for the six months ended June 30, 2018 was $12.1 million compared to $0.6 million for the six months ended June 30, 2017, an increase of $11.6 million, despite improved operating profitability, primarily due to cash utilized due to timing of payments of accounts payable. Consolidated capital expenditures, net of sales proceeds, were $67.1 million during the six months ended June 30, 2018, and included $47.3 million of capital expenditures by our Compression Division, primarily for growth capital expenditures. Corresponding prior year period consolidated capital expenditures, net of sales proceeds, were $16.3 million, including $11.5 million by our Compression Division. Although our capital expenditure levels are expected to continue to be increased going forward, we defer or reduce capital expenditure projects where possible in order to conserve cash. Key objectives associated with our capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under our bank revolving credit facility and repayment of our 11% Senior Note. CCLP also continues to carefully monitor its 2018 capital expenditure program in order to conserve its cash. During the first six months of 2018, we received $5.9 million from CCLP as our share of CCLP common unit and general partner distributions.

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

Results of Operations

Three months ended June 30, 2018 compared with three months ended June 30, 2017.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$260,072	$179,931	$80,141	44.5%
Gross profit	47,801	29,535	18,266	61.8%
Gross profit as a percentage of revenue	18.4%	16.4%
General and administrative expense	33,617	29,460	4,157	14.1%
General and administrative expense as a percentage of revenue	12.9%	16.4%
Interest expense, net	18,379	14,328	4,051	28.3%
Warrants fair value adjustment (income) expense	2,195	(5,545)	7,740
CCLP Series A Preferred Units fair value adjustment (income) expense	(512)	(4,834)	4,322
Other (income) expense, net	3,808	775	3,033
Loss before taxes and discontinued operations	(9,686)	(4,649)	(5,037)	(108.3)%
Loss before taxes and discontinued operations as a percentage of revenue	(3.7)%	(2.6)%
Provision for income taxes	2,446	3,317	(871)
Loss before discontinued operations	(12,132)	(7,966)	(4,166)
Discontinued operations:
Loss from discontinued operations, net of taxes	(21)	(6,653)	6,632
Net loss	(12,153)	(14,619)	2,466
Loss attributable to noncontrolling interest	6,188	3,628	2,560
Net loss attributable to TETRA stockholders	$(5,965)	$(10,991)	$5,026

Consolidated revenues during the current year quarter increased compared to the prior year quarter primarily due to a $52.6 million increase in Water & Flowback Services Division revenues. The increase in Water & Flowback Services Division revenues was primarily driven by increased activity in certain domestic and international markets and the February 28, 2018 acquisition of SwiftWater. Our Compression Division reported increased revenues of $24.6 million, primarily due to increased compressor equipment sales activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased compared to the prior year quarter primarily due to the increased revenues of our Water & Flowback Services Division and Compression Division. Despite the improvement in the activity levels of certain of our businesses, the impact of pricing pressures continues to impact profitability in certain markets. Operating expenses reflect the increase in consolidated revenues, although we remain aggressive in managing operating costs and minimizing increased headcount, despite the increased operations.

Consolidated general and administrative expenses increased during the second quarter of 2018 compared to the prior year quarter, primarily due to increased salary and employee expenses of $1.7 million, increased insurance and other general expenses of $1.4 million, as well as increased professional services fees of $0.9 million. Increased general and administrative expenses were driven primarily by our Compression and Water & Flowback Services Divisions. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year quarter.

Consolidated interest expense, net, increased during the second quarter of 2018 compared to the prior year quarter, primarily due to Compression Division interest expense. Compression Division interest expense increased due to the higher interest rate on the CCLP Senior Secured Notes, a portion of the proceeds of which were used to repay the balance outstanding under the CCLP Credit Agreement, and is expected to remain increased compared to prior year periods. Interest expense during the 2018 and 2017 periods includes $0.9 million and $1.2 million, respectively, of finance cost amortization.

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

Consolidated other (income) expense, net, was $3.8 million of other expense during the current year quarter compared to $0.8 million of other expense during the prior year quarter, primarily due to $4.3 million of increased expense associated with the remeasurement of the contingent purchase price consideration for SwiftWater. This increase was offset by decreased other bank fees of $0.3 million and increased miscellaneous income of $0.4 million.

Our consolidated provision for income taxes during the second quarter of 2018 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended June 30, 2018 of negative 25.3% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. At June 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We recognized an income tax expense of $54.1 million in the fourth quarter of 2017 associated with the impact of the Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018 the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended June 30, 2018.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$76,556	$73,995	$2,561	3.5%
Gross profit	14,396	22,358	(7,962)	(35.6)%
Gross profit as a percentage of revenue	18.8%	30.2%
General and administrative expense	4,462	5,247	(785)	(15.0)%
General and administrative expense as a percentage of revenue	5.8%	7.1%
Interest (income) expense, net	(131)	27	(158)
Other (income) expense, net	84	468	(384)
Income before taxes	$9,981	$16,616	$(6,635)	(39.9)%
Income before taxes as a percentage of revenue	13.0%	22.5%

The increase in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to $5.0 million of increased product sales revenue, attributed to increased manufactured product sales revenue. This increase more than offset a decrease in clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico as a result of a TETRA CS Neptune completion fluid project that was completed during 2017. Service revenues decreased $2.4 million primarily due to a reduction in completion services activity associated with the 2017 TETRA CS Neptune completion fluid project.

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

The Completion Fluids & Products Division reported a decrease in pretax earnings during the current year quarter compared to the prior year quarter primarily due to decreased gross profit discussed above. Completion Fluids & Products Division administrative cost levels decreased compared to the prior year quarter, as $0.7 million of decreased salary and employee related expenses and $0.3 million of decreased bad debt expense were offset by $0.1 million of increased legal and professional fees and $0.1 million of increased general expenses. The Completion Fluids & Products Division continues to review opportunities to further reduce its administrative costs. Other expense decreased primarily due to $0.2 million of increased miscellaneous income and increased foreign currency gains.

Water & Flowback Services Division

	Three Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$83,646	$31,086	$52,560	169.1%
Gross profit (loss)	18,631	(245)	18,876
Gross profit as a percentage of revenue	22.3%	(0.8)%
General and administrative expense	6,444	3,941	2,503	63.5%
General and administrative expense as a percentage of revenue	7.7%	12.7%
Interest (income) expense, net	(1)	(125)	124
Other (income) expense, net	3,877	(141)	4,018
Income (loss) before taxes	$8,311	$(3,920)	$12,231
Income (loss) before taxes as a percentage of revenue	9.9%	(12.6)%

Water & Flowback Services Division revenues increased during the current year quarter compared to the prior year quarter, primarily due to increased water management services. Water management and flowback services activity increased $52.7 million resulting from the impact of increased demand, reflecting the growth in domestic onshore rig count. Approximately $28.6 million of the water management increase was generated from the operations of SwiftWater, which was acquired on February 28, 2018.

The Water & Flowback Services Division reflected increased gross profit during the current year quarter compared to the prior year quarter, due to the increase in revenues and improving customer pricing levels. However, customer pricing continues to be challenging due to excess availability of equipment in certain markets. The Water & Flowback Services Division continues to monitor its cost structure, minimizing increased costs despite increasing activity levels, and looking to capture additional synergies following the SwiftWater acquisition.

The Water & Flowback Services Division reported pretax income during the current year quarter compared to a pretax loss during the prior year quarter, primarily due to the improvement in gross profit described above. General and administrative expenses levels increased compared to the prior year quarter, primarily due to the acquisition of SwiftWater, increased salary and employee related expenses of $2.0 million, increased professional fees of $0.3 million, and increased insurance and other general expenses of $0.1 million. Other (income) expense increased primarily due to $4.3 million of increased expense associated with the remeasurement of the contingent purchase price consideration for SwiftWater offset by increased foreign currency gains of $0.3 million.

Compression Division

	Three Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$99,924	$75,312	$24,612	32.7%
Gross profit	14,933	7,533	7,400	98.2%
Gross profit as a percentage of revenue	14.9%	10.0%
General and administrative expense	10,841	8,222	2,619	31.9%
General and administrative expense as a percentage of revenue	10.8%	10.9%
Interest expense, net	13,634	10,184	3,450
CCLP Series A Preferred fair value adjustment income	(512)	(4,834)	4,322
Other (income) expense, net	(375)	141	(516)
Loss before taxes	$(8,655)	$(6,180)	$(2,475)	(40.0)%
Loss before taxes as a percentage of revenue	(8.7)%	(8.2)%

Compression Division revenues increased during the current year quarter compared to the prior year quarter, primarily due to a $16.7 million increase in product sales revenues, due to a higher number of new compressor equipment sales compared to the prior year quarter. Demand for new compressor equipment continues to improve, and the current new equipment sales backlog has increased significantly compared to the prior year quarter. In addition, current year revenues reflect a $7.9 million increase in service revenues from compression and aftermarket services operations. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compressor fleet utilization rates. Overall utilization of the Compression Division's compressor fleet has improved sequentially for seven consecutive quarterly periods, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year quarter compared to the prior year quarter due to increased revenues discussed above. Higher compressor fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded an increased pretax loss during the current year quarter compared to the prior year quarter despite increased gross profit discussed above. Interest expense increased compared to the prior year period, due to the higher interest rate on the CCLP Senior Secured Notes, which were issued in March 2018, compared to the interest rate on the previous CCLP Credit Agreement. Increased interest expense is expected to continue compared to the prior year periods. General and administrative expense levels increased compared to the prior year quarter, due to increased salary and employee-related expenses, including equity compensation, of $1.6 million, increased other general expenses of $0.8 million and decreased bad debt expense of $0.1 million. Series A fair value adjustment resulted in $4.3 million decreased credit to earnings in the current year quarter compared to the prior year period. Other (income) expense, net, reflected income primarily due to increased foreign currency gains.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(164)	$(118)	$(46)	(39.0)%
General and administrative expense	11,871	12,051	(180)	(1.5)%
Interest (income) expense, net	4,877	4,240	637
Warrants fair value adjustment (income)/expense	2,195	(5,545)	7,740
Other (income) expense, net	220	305	(85)
Loss before taxes	$(19,327)	$(11,169)	$(8,158)	(73.0)%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year quarter, primarily due to the Warrants fair value adjustment. The fair value of the outstanding Warrants liability resulted in a $2.2 million charge to earnings during 2018 compared to a $5.5 million credit to earnings in the prior year quarter. In addition, interest expense increased due to increased borrowings. Corporate general and administrative expense decreased due to $1.2 million of decreased salary, incentives and employee related expenses, which was partially offset by $0.5 million of increased professional service fees, $0.4 million of increased other general expenses, and $0.1 million of increased consulting marketing fees.

Results of Operations

Six months ended June 30, 2018 compared with six months ended June 30, 2017.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$459,453	$339,340	$120,113	35.4%
Gross profit	75,784	49,189	26,595	54.1%
Gross profit as a percentage of revenue	16.5%	14.5%
General and administrative expense	64,420	56,211	8,209	14.6%
General and administrative expense as a percentage of revenue	14.0%	16.6%
Interest expense, net	33,352	28,095	5,257	18.7%
Warrants fair value adjustment (income) expense	201	(11,521)	11,722
CCLP Series A Preferred Units fair value adjustment (income) expense	846	(3,203)	4,049
Litigation arbitration award income	—	(12,816)	12,816
Other (income) expense, net	6,584	1,236	5,348
Loss before taxes and discontinued operations	(29,619)	(8,813)	(20,806)	(236.1)%
Loss before taxes and discontinued operations as a percentage of revenue	(6.4)%	(2.6)%
Provision for income taxes	3,570	3,398	172
Loss before discontinued operations	(33,189)	(12,211)	(20,978)
Discontinued operations:
Loss from discontinued operations (including 2018 loss on disposal of $33.8 million), net of taxes	(41,727)	(13,660)	(28,067)
Net loss	(74,916)	(25,871)	(49,045)
Loss attributable to noncontrolling interest	15,303	12,417	2,886
Net loss attributable to TETRA stockholders	$(59,613)	$(13,454)	$(46,159)

Consolidated revenues for 2018 increased compared to the prior year period, primarily due to increased Water & Flowback Services Division revenues, which increased by $75.5 million. The increase in Water & Flowback Services Division revenues was primarily driven by increased activity in certain domestic and international markets and the February 28, 2018 acquisition of SwiftWater. Our Compression Division reported increased revenues of $44.5 million, primarily due to increased compressor equipment sales activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year period compared to the prior year period primarily due to the increased revenues of our Water & Flowback Services Division and Compression Division. Despite the improvement in activity levels of certain of our businesses, the impact of pricing pressures continues to challenge profitability in certain markets. Operating expenses reflect the increase in consolidated revenues, although we remain aggressive in managing operating costs and minimizing increased headcount, despite the increased operations.

Consolidated general and administrative expenses increased during the current year period compared to the prior year period, primarily due to $3.1 million of increased professional services fees, $2.7 million of increased salary related expenses and $2.3 million of insurance and other general expenses. Increased general and administrative expenses were driven primarily by our Compression and Water & Flowback Services Divisions. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year period.

Consolidated interest expense, net, increased in the current year period primarily due to Compression Division interest expense. Compression Division interest expense increased due to the higher interest rate on the CCLP Senior Secured Notes, a portion of the proceeds of which were used to repay the balance outstanding under the CCLP Credit Agreement, and is expected to remain increased compared to prior year periods. Interest expense during 2018 and 2017 includes $2.1 million and $2.3 million, respectively, of finance cost amortization.

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

Consolidated other (income) expense, net, was $6.6 million of expense during the current year period compared to $1.2 million of expense during the prior year period, primarily due to $4.3 million of increased expense associated with the remeasurement of the contingent purchase price consideration for SwiftWater and
$3.5 million of increased expense related to the unamortized deferred financing costs charged to earnings as a result of the termination of the CCLP Credit Agreement. Partially offsetting these increases in expense were $1.4 million of increased foreign currency gains, $0.6 million of miscellaneous income, and $0.5 million of decreased other bank fees.

Our consolidated provision for income taxes during the first six months of 2018 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the six month period ended June 30, 2018 of negative 12.1% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

The Tax Cuts and Jobs Act (the “Act”) was enacted on December 22, 2017. At June 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Act will be completed in 2018 as provided by the U.S. Securities and Exchange Commission’s SAB No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act. We recognized an income tax expense of $54.1 million in the fourth quarter of 2017 associated with the impact of the Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018 the impact of the statutory changes enacted by the Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the six months ended June 30, 2018.

Divisional Comparisons

Completion Fluids & Products Division

	Six Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$129,660	$130,223	$(563)	(0.4)%
Gross profit	21,082	33,688	(12,606)	(37.4)%
Gross profit as a percentage of revenue	16.3%	25.9%
General and administrative expense	9,102	9,931	(829)	(8.3)%
General and administrative expense as a percentage of revenue	7.0%	7.6%
Interest (income) expense, net	(365)	40	(405)
Litigation arbitration award income	—	(12,816)	12,816
Other (income) expense, net	(85)	445	(530)
Income before taxes	$12,430	$36,088	$(23,658)	(65.6)%
Income before taxes as a percentage of revenue	9.6%	27.7%

The decrease in Completion Fluids & Products Division revenues during the current year period compared to the prior year period was primarily due to $4.4 million of decreased service revenues, primarily due to a reduction in completion services activity associated with a 2017 TETRA CS Neptune completion fluid project. This decrease was offset by $3.8 million of increased product sales revenue, attributed to increased manufactured products sales, which were partially offset by reduced clear brine fluids ("CBF") and associated product sales revenues in the U.S. Gulf of Mexico. This decrease in CBF product sales was primarily due to the completion of the TETRA CS Neptune project during the prior year.

Completion Fluids & Products Division gross profit during the current year period decreased significantly compared to the prior year period primarily due to the profitability associated with the mix of CBF products and services, particularly for offshore completion fluids products. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Completion Fluids & Products Division reported a significant decrease in pretax earnings during the current year period compared to the prior year period due to the reduction in gross profit discussed above and due to the collection of an arbitration award of $12.8 million during January 2017 that was credited to earnings. Completion Fluids & Products Division administrative cost levels decreased compared to the prior year period, as $1.0 million of decreased salary and employee related expenses, $0.2 million of decreased bad debt expense, and $0.1 million of decreased general expenses were partially offset by $0.3 million of increased legal and professional fees. The Completion Fluids & Products Division continues to review opportunities to further reduce its administrative costs.

Water & Flowback Services Division

	Six Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$144,721	$69,265	$75,456	108.9%
Gross profit	30,035	2,003	28,032
Gross profit as a percentage of revenue	20.8%	2.9%
General and administrative expense	11,722	7,682	4,040	52.6%
General and administrative expense as a percentage of revenue	8.1%	11.1%
Interest (income) expense, net	(16)	(246)	230
Other (income) expense, net	3,470	(247)	3,717
Income (loss) before taxes	$14,859	$(5,186)	$20,045	386.5%
Income (loss) before taxes as a percentage of revenue	10.3%	(7.5)%

Water & Flowback Services Division revenues increased during the current year period compared to the prior year period primarily due to increased water management services activity. Water management and flowback services revenues increased $81.0 million during the current year period compared to the prior year period resulting from the impact of increased demand, reflecting the growth in the domestic onshore rig count. Approximately $36.6 million of the water management increase was generated from the operations of SwiftWater, which was acquired on February 28, 2018. Product sales revenue decreased by $5.6 million, due to an international equipment sale in the prior period.

The Water & Flowback Services Division reflected increased gross profit during the current year period compared to the prior year period, due to the increase in revenues and improving customer pricing levels. However, customer pricing continues to be challenging due to excess availability of equipment in certain markets. The Water & Flowback Services Division continues to monitor its cost structure, minimizing increased costs despite increasing activity levels, and looking to capture additional synergies following the SwiftWater acquisition.

The Water & Flowback Services Division reported pretax income compared to a pretax loss during the prior year period, primarily due to the improvement in gross profit described above. General and administrative expenses increased primarily due to the acquired SwiftWater operations, with increased wage and benefit related expenses of $3.3 million, increased professional fees of $0.3 million, and increased general expenses of $0.3 million. Other expense, net, was recorded during the current year period primarily due to $4.3 million of increased expense associated with the remeasurement of the contingent purchase price consideration for SwiftWater offset by increased foreign currency gains of $0.5 million.

Compression Division

	Six Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$185,346	$140,871	$44,475	31.6%
Gross profit	24,973	13,698	11,275	82.3%
Gross profit as a percentage of revenue	13.5%	9.7%
General and administrative expense	19,127	16,991	2,136	12.6%
General and administrative expense as a percentage of revenue	10.3%	12.1%
Interest expense, net	24,848	20,287	4,561
CCLP Series A Preferred fair value adjustment	846	(3,201)	4,047
Other (income) expense, net	2,825	134	2,691
Income (loss) before taxes	$(22,673)	$(20,513)	$(2,160)	(10.5)%
Income (loss) before taxes as a percentage of revenue	(12.2)%	(14.6)%

Compression Division revenues increased during the current year period compared to the prior year period, primarily due to a $30.7 million increase in product sales revenues, due to a higher number of new compressor equipment sales compared to the prior year period. Demand for new compressor equipment continues to improve, and the current equipment sales backlog has increased significantly compared to the prior year period. In addition, current year revenues reflect a $13.8 million increase in service revenues from compression and aftermarket services operations. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compressor fleet utilization rates. Overall utilization of the Compression Division's compressor fleet has improved sequentially for seven consecutive quarterly periods, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year period compared to the prior year due to increased revenues discussed above. The increased compressor fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded an increased pretax loss despite increased gross profit discussed above. Interest expense increased compared to the prior year period, due to the higher interest rate from the CCLP Senior Secured Notes, which were issued in March 2018, compared to the previous CCLP Credit Agreement. Increased interest expense is expected to continue compared to the prior year periods. In addition, other (income) expense, net, reflected an increased expense primarily due to $3.5 million of unamortized deferred financing costs charged to earnings as a result of the termination of the CCLP Credit Agreement. In addition, the Series A Preferred fair value adjustment resulted in a charge to earnings during the current year period compared to a credit to earnings in the prior year period. General and administrative expense levels increased compared to the prior year period, due to increased salary and employee-related expenses, including equity compensation, of $1.0 million, increased other general expenses of $1.1 million, and increased professional fees of $0.3 million, partially offset by $0.2 million of decreased bad debt expense.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(315)	$(209)	$(106)	(50.7)%
General and administrative expense	24,469	21,606	2,863	13.3%
Interest expense, net	8,884	8,014	870
Warrants fair value adjustment (income)/expense	201	(11,521)	11,722
Other (income) expense, net	370	733	(363)
Loss before taxes	$(34,239)	$(19,041)	$(15,198)	(79.8)%

Corporate Overhead pretax loss increased during the current year period compared to the prior year period, primarily due to the adjustment of the fair value of the outstanding Warrants liability that resulted in a $0.2 million charge to earnings compared to an $11.5 million credit to earnings during the prior year period. Corporate general and administrative expense increased primarily due to $2.2 million of increased professional fees, including $0.9 million of transaction costs, $0.8 million of increased general expenses, and $0.5 million of increased consulting fees. These increases were offset by $0.6 million of decreased salary and employee-related expenses, including equity compensation. In addition, interest expense increased due to increased borrowings. Other expense decreased due to reduced commitment and bank fees.

Liquidity and Capital Resources

We reported an increase in consolidated cash flows used in operating activities during the first six months of 2018 compared to the corresponding prior year period. This increase occurred despite the improved profitability of our operations, due to increased working capital needs largely due to the timing of payments of accounts payable. CCLP used $4.3 million of our consolidated operating cash flows during the six months ended June 30, 2018. We received $5.9 million of cash distributions from CCLP during the six months ended June 30, 2018 compared to $8.4 million during the corresponding prior year period. We believe that the capital structure steps we have taken during the past three years continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating and financial markets. We and CCLP are in compliance with all covenants of our respective debt agreements as of June 30, 2018.

Our consolidated sources and uses of cash during the six months ended June 30, 2018 and 2017 are as follows:

	Six months ended June 30,
	2018	2017
	(In Thousands)
Operating activities	$(12,127)	$(561)
Investing activities	(106,347)	(16,028)
Financing activities	165,494	9,508

Because of the level of consolidated debt, we believe it is important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. (See Financing Activities section below for a discussion of the terms of our and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $810.7 million as of June 30, 2018. However, approximately $632.5 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP, $343.5 million of which is secured by certain of CCLP's assets. Through our common unit ownership interest in CCLP, which was approximately 37% as of June 30, 2018, and ownership of an approximately 1.6% general partner interest, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $51.4 million of the $70.2 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of June 30, 2018, and subject to compliance with the covenants and other provisions of the agreements that may limit borrowings under our Credit Agreement, we had availability of $132.2 million under our Credit Agreement. Following the issuance of the CCLP Senior Secured Notes, CCLP used a portion of the proceeds to repay the borrowings outstanding under CCLP's bank revolving credit facility, which was then terminated. In June 2018, CCLP entered into the CCLP New Credit Agreement. See CCLP Financing Activities below for further discussion.

Operating Activities

Consolidated cash flows used by operating activities totaled $12.1 million during the first six months of 2018 compared to $0.6 million during the corresponding prior year period, an increase of $11.6 million. Operating cash flows decreased despite improved operating profitability due to the use of cash for working capital changes, particularly related to the timing of payments of accounts payable. We have taken steps to aggressively manage working capital, including increased collection efforts. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for the vast majority of our products and services is driven by oil and gas industry activity, which is impacted by oil and natural gas commodity prices. With the increase in crude oil prices in early 2018, operating plans and capital expenditure levels of many of our oil and natural gas customers have increased, benefiting certain of our operating segments with improved revenues and cash flows. The acquisition of SwiftWater during the six months ended June 30, 2018 is providing additional revenues and operating cash flows and is expected to continue to do so going forward. Domestic onshore rig counts have improved compared to early 2017, and this has resulted in improved cash provided by operating activities of our Water & Flowback Services Division. However, offshore and international rig count levels remain relatively unchanged. The increased capital expenditure activity of our Compression Division customers has resulted in increased demand for compression services and equipment, and increased revenues of our Compression Division. However, oil and natural gas prices are expected to continue to be volatile in the future, and if oil and gas industry activity levels decrease in the future, we expect that our levels of operating cash flows will be negatively affected. During early 2018, and despite increasing activity levels, our goal has been to minimize growth to our operating and administrative headcount and continue to maintain a low cost structure for our businesses.

As part of the sale of our Offshore Division in March 2018, Orinoco assumed all liabilities and obligations currently associated with our former Maritech subsidiary, including but not limited to all currently identified and any future identified Maritech decommissioning obligations.

Investing Activities

During the first six months of 2018, the total amount of our net cash utilized for investing activities was $106.3 million. The acquisition of SwiftWater included initial cash purchase consideration of $42.0 million, plus $1.0 million which was subsequently paid in August 2018 as a working capital adjustment. Total cash capital expenditures during the first six months of 2018 were $67.4 million. Our Completion Fluids & Products Division spent $1.8 million on capital expenditures during the first six months of 2018, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $16.0 million on capital expenditures, primarily to add to its water management equipment fleet. Our Compression Division spent $47.4 million, primarily for growth capital expenditure projects to increase its compression fleet.

Generally, a majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to compete in the future. Excluding our Compression Division, we expect to spend approximately $45 to $55 million during 2018 on capital expenditures, primarily to expand our water management services equipment fleet. Our Compression Division expects to spend approximately $110 to $120 million on capital expenditures during 2018 to expand its compressor fleet in response to increased demand for compression services. The level of future growth capital expenditures depends on forecasted demand for our products and services. If the forecasted demand for our products and services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Financing Activities

During the first six months of 2018, the total amount of consolidated cash provided by financing activities was $165.5 million, primarily consisting of the proceeds from the issuance of the CCLP Senior Secured Notes, a portion of which was used to repay the CCLP Credit Agreement and provide additional funding for future capital expenditures, and borrowings under our Credit Agreement that were primarily used to fund the purchase of SwiftWater. To fund future capital and working capital requirements, we may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, leases, equity issuances, and other sources of capital. We and CCLP are in compliance with all covenants of our respective credit and debt agreements as of June 30, 2018.

See CCLP Financing Activities below for discussion of the CCLP Preferred Units and CCLP's long-term debt.

Our Long-Term Debt

Our Bank Credit Facility. As of August 9, 2018, TETRA (excluding CCLP) had an outstanding balance on its revolving credit facility (as amended, the "Credit Agreement"), of $90.1 million, and had $6.8 million in letters of credit against the revolving credit facility, leaving a net availability, subject to compliance with our covenants and other provisions of the Credit Agreement that limit borrowings under the Credit Facility, of $103.1 million. The Credit Agreement, as amended, matures on September 30, 2019 and limits aggregate lender commitments to $200 million. Borrowings generally bear interest at the British Bankers Association LIBOR rate plus 2.50% to 4.25%, depending on one of our financial ratios. We pay a commitment fee ranging from 0.35% to 1.00% on unused portions of the facility. All obligations under the Credit Agreement and the guarantees of such obligations are secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries (limited, in the case of foreign subsidiaries, to 66% of the voting stock or equity interests of first-tier foreign subsidiaries). Such security interests are for the benefit of the lenders under the Credit Agreement as well as the holder of our 11% Senior Note on a pari passu basis. In addition, the Credit Agreement includes limitations on aggregate asset sales, individual acquisitions, and aggregate annual acquisitions, dispositions, and capital expenditures.

Our Credit Agreement contains customary covenants and other restrictions, including certain financial ratio covenants based on our levels of debt and interest cost compared to a defined measure of our operating cash flows over a twelve month period. The Credit Agreement requires us to maintain (i) a fixed charge coverage ratio that may not be less than 1.25 to 1 as of the end of any fiscal quarter; and (ii) a consolidated leverage ratio that may not exceed (a) 5.00 to 1 at the end of fiscal quarters ending during the period from and including March 31, 2017 through and including December 31, 2017, (b) 4.75 to 1 at the end of fiscal quarters ending March 31, 2018 and June 30, 2018, (c) 4.50 to 1 at the end of fiscal quarters ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of each of the fiscal quarters thereafter. At June 30, 2018, our consolidated leverage ratio was 2.18 to 1 (compared to a 4.75 to 1 maximum allowed under the Credit Agreement). At June 30, 2018, our fixed charge coverage ratio was 2.87 to 1 (compared to a 1.25 to 1 minimum required under the Credit Agreement). Deterioration of these financial ratios could result in a default by us under the Credit Agreement that, if not remedied, could result in termination of the Credit Agreement and acceleration of any outstanding balances. Any such default could also result in a cross-default under our 11% Senior Note.

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

Our Senior Notes

Our Senior Note. Our 11% Senior Note is governed by the Note Purchase Agreement dated November 2015, as amended (the "Amended and Restated 11% Senior Note Agreement"), whereby we issued and sold $125.0 million in principal amount of our 11% Senior Note (the "11% Senior Note"). As of August 9, 2018, the aggregate principal amount outstanding of the 11% Senior Note is $125.0 million.

The 11% Senior Note bears interest at a fixed rate of 11.0% and matures on November 5, 2022. Interest on the 11% Senior Note is due quarterly on March 15, June 15, September 15, and December 15 of each year. We may prepay the 11% Senior Note, in whole or in part at a prepayment price equal to (i) prior to November 20, 2018, 100% of the principal amount so prepaid, plus accrued and unpaid interest and a “make-whole” prepayment amount, (ii) during the period commencing on November 20, 2018, and ending on November 19, 2019, 104% of the principal amount so prepaid, plus accrued and unpaid interest, (iii) during the period commencing on November 20, 2019 and ending on November 19, 2020, 102% of the principal amount so prepaid, plus accrued and unpaid interest, (iv) during the period commencing on November 20, 2020, and ending on November 19, 2021, 101% of the principal amount so prepaid, plus accrued and unpaid interest, and (v) on or after November 20, 2021, 100% of the principal amount so prepaid, plus accrued and unpaid interest.

The 11% Senior Note is guaranteed by substantially all of our wholly owned U.S. subsidiaries. The Amended and Restated 11% Senior Note Agreement contains customary covenants that limit our ability and the ability of certain of our restricted subsidiaries to, among other things: incur or guarantee additional indebtedness; incur or create liens; merge or consolidate or sell substantially all of our assets; engage in a different business; enter into transactions with affiliates; and make certain payments. In addition, the Amended and Restated 11% Senior Note Agreement requires us to maintain certain financial ratios, including a maximum leverage ratio (ratio of debt and letters of credit outstanding to a defined measure of earnings). The maximum leverage ratio is further defined in the Amended and Restated 11% Senior Note Agreement. Consolidated net earnings under the Amended and Restated 11% Senior Note Agreement is the aggregate of our net income (or loss) of our consolidated restricted subsidiaries, including cash dividends and distributions (not the return of capital) received from persons other than our consolidated restricted subsidiaries (such as CCLP) and after allowances for taxes for such period determined on a consolidated basis in accordance with U.S. generally accepted accounting principles ("GAAP"), excluding certain items more specifically described therein. CCLP and its subsidiaries are unrestricted subsidiaries and are not borrowers or guarantors under the Amended and Restated 11% Senior Note Agreement.

The Amended and Restated 11% Senior Note Agreement includes customary default provisions, as well as cross-default provisions relating to other indebtedness (excluding indebtedness of CCLP) greater than a defined amount. In addition, the Amended and Restated 11% Senior Note Agreement requires a minimum fixed charge coverage ratio at the end of any fiscal quarter of 1.25 to 1 and allows a maximum ratio of consolidated funded indebtedness at the end of any fiscal quarter of a defined measure of earnings ("EBITDA") of (a) 5.00 to 1 as of the end of any fiscal quarter ending during the period commencing March 31, 2017 and ending December 31, 2017, (b) 4.75 to 1 as of the end of any fiscal quarter ending March 31, 2018 and June 30, 2018 and (c) 4.50 to 1 as of the end of any fiscal quarter ending September 30, 2018 and December 31, 2018, and (d) 4.00 to 1 at the end of fiscal quarters ending thereafter. Pursuant to the Amended and Restated 11% Senior Note Agreement, the 11% Senior Note is secured by first-lien security interests in substantially all of our assets and the assets of our subsidiaries other than CCLP and its subsidiaries on a pari passu basis with the lenders under the Credit Agreement. See the above discussion of our Credit Agreement for a description of these security interests. The 11% Senior Note is pari passu in right of payment with all borrowings under the Credit Agreement and ranks at least pari passu in right of payment with all other outstanding indebtedness. We are in compliance with all covenants of the Amended and Restated 11% Senior Note Purchase Agreement as of June 30, 2018. At June 30, 2018, our ratio of consolidated funded indebtedness to EBITDA was 2.18 to 1 (compared to 4.75 to 1 maximum allowed under the Amended and Restated 11% Senior Note Agreement) and our fixed charge coverage ratio was 2.87 to 1 (compared to a 1.25 to 1 minimum required under the Amended and Restated 11% Senior Note Purchase Agreement). CCLP and its subsidiaries are unrestricted subsidiaries and are not borrowers or guarantors under our Amended and Restated 11% Senior Note Purchase Agreement.

CCLP Financing Activities

In March 2018, CCLP issued an aggregate $350.0 million of its CCLP Senior Secured Notes, and the net proceeds of $343.8 million were partially used to repay the remaining outstanding balance of $258.0 million under the CCLP Credit Agreement, which was then terminated. See below for a further discussion of the CCLP Senior Secured Notes. The remaining proceeds are being used to fund CCLP capital expenditures, including the increasing capital expenditures mentioned above that are needed in order to grow and maintain the capacity of CCLP's compressor and equipment fleet, as well as for general partnership needs.

CCLP Preferred Units. On August 8, 2016 and September 20, 2016, CCLP entered into Series A Preferred Unit Purchase Agreements (the “Unit Purchase Agreements”) with certain purchasers with regard to its issuance and sale in two private placements (the "Initial Private Placement" and "Subsequent Private Placement," respectively) of an aggregate of 6,999,126 of CSI Compressco LP Series A Convertible Preferred Units representing limited partner interests in CCLP (the “CCLP Preferred Units”) for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”), resulting in total 2016 net proceeds, after deducting certain offering expenses, of approximately $77.3 million. We purchased 874,891 of the CCLP Preferred Units at the aggregate Issue Price of $10.0 million.

In connection with the closing of the Initial Private Placement, CSI Compressco GP Inc (our wholly owned subsidiary) executed the Second Amended and Restated CCLP Partnership Agreement to, among other things, authorize and establish the rights and preferences of the CCLP Preferred Units. The CCLP Preferred Units are a new class of equity security that rank senior to all classes or series of equity securities of CCLP with respect to distribution rights and rights upon liquidation. We and the other holders of CCLP Preferred Units (each, a “CCLP Preferred Unitholder”) receive quarterly distributions, which are paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized) of the outstanding CCLP Preferred Units, subject to certain adjustments. The rights of the CCLP Preferred Units include certain anti-dilution adjustments, including adjustments for economic dilution resulting from the issuance of common units in the future below a set price.

A ratable portion of the CCLP Preferred Units has been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. The maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is potentially unlimited; however, CCLP may, at its option, pay cash, or a combination of cash and CCLP common units, to the CCLP Preferred Unitholders instead of issuing CCLP common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated CCLP Partnership Agreement and the CCLP New Credit Agreement (defined below). Including the impact of paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, the total number of CCLP Preferred Units outstanding as of June 30, 2018 was 4,458,803, of which we held 559,975.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of June 30, 2018 was $45.6 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the CCLP Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the CCLP Preferred Units, are non-cash charges and credits associated with the CCLP Preferred Units.

In addition, the CCLP Unit Purchase Agreements include certain provisions regarding change of control, transfer of CCLP Preferred Units, indemnities, and other matters. The CCLP Unit Purchase Agreements contain customary representations, warranties and covenants of CCLP and the purchasers.

CCLP Bank Credit Facilities. On June 29, 2018, CCLP and two of its wholly owned subsidiaries (collectively the "CCLP Borrowers"), and certain of its wholly owned subsidiaries named therein as guarantors (the "CCLP New Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "CCLP New Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the CCLP Borrowers' obligations under the CCLP New Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The CCLP New Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million). Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the CCLP New Credit Agreement.

The CCLP Borrowers may borrow funds under the CCLP New Credit Agreement to pay fees and expenses related to the CCLP New Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the CCLP New Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the CCLP New Credit Agreement is June 29, 2023. As of June 30, 2018, no balance was outstanding under the CCLP New Credit Agreement. As of August 8, 2018,CCLP has no balance outstanding under the CCLP New Credit Agreement and $5.7 million letters of credit, leaving availability under the CCLP New Credit Agreement of $44.3 million.

Borrowings under the CCLP New Credit Agreement will bear interest at a rate per annum equal to, at the option of the CCLP Borrowers, either (i) London InterBank Offered Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to 30, 60, 90, 180 or 360 days (as selected by the CCLP Borrowers, subject to availability and with the consent of the Lenders for 360 days) plus a margin based on average daily excess availability or (ii) a base rate plus a margin based on average daily excess availability; such base rate shall be determined by reference to the highest of (a) the prime rate of interest announced from time to time by Bank of America, N.A., (b) the Federal Funds Rate (as defined in the CCLP New Credit Agreement) rate plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a 30-day interest period on such day plus 1.0% per annum. Initially, from June 29, 2018 until the delivery of the financial statements for the fiscal quarter ending December 31, 2018, LIBOR-based loans will have an applicable margin of 2.00% per annum and base-rate loans will have an applicable margin of 1.00% per annum; thereafter, the applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% and 1.25% per annum for base-rate loans, according to average daily excess availability when financial statements are delivered. In addition to paying interest on outstanding principal under the CCLP New Credit Agreement, the CCLP Borrowers are required to pay a commitment fee in respect of the unutilized commitments thereunder, initially at the rate of 0.375% per annum until the delivery of the financial statements for the fiscal quarter ending September 30, 2018 and thereafter at the applicable rate ranging from 0.250% to 0.375% per annum, paid quarterly in arrears based on utilization of the commitments under the CCLP New Credit Agreement. The CCLP Borrowers are also required to pay a customary letter of credit fee equal to the applicable margin on revolving credit LIBOR loans and fronting fees.

The CCLP New Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the CCLP Borrowers, the CCLP New Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends, and the sale of assets. The CCLP New Credit Agreement also contains a requirement that the CCLP Borrowers comply, during certain periods, with a fixed charge coverage ratio of 1.0 to 1.0.

All obligations under the CCLP New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the CCLP Borrowers’ and the CCLP New Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets, and proceeds of the foregoing (the “CCLP ABL Collateral”).

CCLP Senior Secured Notes. On March 8, 2018, CCLP entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the CCLP Issuers agreed to issue and sell to the Initial Purchasers $350.0 million aggregate principal amount of the CCLP Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the "CCLP Senior Secured Notes") (the "CCLP Offering") pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of August 8, 2018, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding.

The CCLP Issuers closed the Offering on March 22, 2018. The CCLP Senior Secured Notes were issued at par for net proceeds of approximately $343.8 million, after deducting certain financing costs. CCLP used a portion of the net proceeds to repay in full and terminate CCLP's existing bank Credit Agreement and plans to use the remainder for general partnership purposes, including the expansion of its compression fleet. The CCLP Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the CCLP Senior Secured Notes, the "CCLP Senior Secured Note Securities") on a senior secured basis initially by each of CCLP's domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the CCLP Issuers' and the Guarantors' assets (other than certain excluded assets, including the CCLP ABL Collateral) (the "Collateral") as collateral security for their obligations under the CCLP Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the CCLP Senior Secured Note Securities. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the CCLP Senior Secured Notes are payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The CCLP Senior Secured Notes are scheduled to mature on April 1, 2025. In connection with the CCLP Offering, CCLP incurred total financing costs of $6.7 million related to the CCLP Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

In addition, at any time and from time to time before April 1, 2021, CCLP may, at its option, redeem all or a portion of the CCLP Senior Secured Notes at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium (as defined in the Indenture) with respect to the CCLP Senior Secured Notes plus accrued and unpaid interest, if any, to, but not including, the applicable redemption date, subject to the rights of holders of the CCLP Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

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

If CCLP experiences certain kinds of changes of control, each holder of CCLP Senior Secured Notes will be entitled to require us to repurchase all or any part (equal to $2,000 or an integral multiple of $1,000 in excess of $2,000) of that holder’s CCLP Senior Secured Notes pursuant to an offer on the terms set forth in the Indenture. CCLP will offer to make a cash payment equal to 101% of the aggregate principal amount of the CCLP Senior Secured Notes repurchased plus accrued and unpaid interest, if any, on the CCLP Senior Secured Notes repurchased to the date of repurchase, subject to the rights of holders of the CCLP Senior Secured Notes on the relevant record date to receive interest due on the relevant interest payment date.

The Indenture contains customary covenants restricting CCLP ability and the ability of CCLP restricted subsidiaries to: (i) pay distributions on, purchase or redeem CCLP common units or purchase or redeem any CCLP subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to CCLP. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting CCLP, subject to the satisfaction of certain conditions, to transfer assets to certain of CCLP unrestricted subsidiaries. Moreover, if the CCLP Senior Secured Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the Indenture, many of the restrictive covenants in the Indenture will be terminated. The Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding CCLP Senior Secured Notes may declare all of the CCLP Senior Secured Notes to be due and payable immediately.

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

CCLP Senior Notes. The obligations under the CCLP 7.25% Senior Notes (the "CCLP Senior Notes") are jointly and severally and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Senior Note Securities") were issued pursuant to an indenture described below. As of August 8, 2018, $295.9 million in aggregate principal amount of the CCLP Senior Notes are outstanding.

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

The CCLP Senior Note Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the CCLP Senior Note Indenture. The CCLP Senior Note Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the CCLP Senior Note Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants of the CCLP Senior Note Purchase Agreement as of June 30, 2018.

Other Sources and Uses

In addition to the aforementioned revolving credit facility, we and CCLP fund our respective short-term liquidity requirements from cash generated by our respective operations, leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity securities. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time.

TETRA's Credit Agreement, as amended, matures in September 2019, TETRA's 11% Senior Note matures in November 2022, the CCLP Senior Notes mature in August 2022, the CCLP Senior Secured Notes mature in March 2025, and the CCLP New Credit Agreement matures in June 2023. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue additional equity to fund our capital needs, additional dilution to our common stockholders will occur.

Although near-term growth plans pursuant to our long-term growth strategy have resumed, they are being reviewed carefully and are subject to our continuing efforts to conserve cash. CCLP has also increased its growth capital expenditure activity in response to increased demand for compression services. CCLP's long-term growth objectives are funded from its available cash, other borrowings, and cash generated from the issuance of common or preferred units.

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

As part of long-term strategic growth plans, we and CCLP evaluate opportunities to acquire businesses and assets that may require the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of equity or debt securities.

The Second Amended and Restated Partnership Agreement of CCLP requires that within 45 days after the end of each quarter, CCLP distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the six months ended June 30, 2018, CCLP distributed $14.9 million in cash, including $9.0 million to its public unitholders. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt services requirements. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit, or that there will not be future decreases in the amount of distributions going forward.

Off Balance Sheet Arrangements

As of June 30, 2018, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contractual Obligations

	Payments Due
	Total	2018	2019	2020	2021	2022	Thereafter
	(In Thousands)
Long-term debt - TETRA	$185,950	$—	$60,950	$—	$—	$125,000	$—
Long-term debt - CCLP	645,930	—	—	—	—	295,930	350,000
Interest on debt - TETRA	62,437	8,056	15,423	13,357	13,357	12,244	—
Interest on debt - CCLP	265,821	23,761	47,522	47,522	47,522	40,431	59,063
Purchase obligations	108,689	4,739	9,450	9,450	9,450	9,450	66,150
Decommissioning and other asset retirement obligations	12,073	—	—	—	—	—	12,073
Operating and capital leases	82,642	8,404	12,022	10,548	8,517	6,358	36,793
Total contractual cash obligations(1)	$1,363,542	$44,960	$145,367	$80,877	$78,846	$489,413	$524,079

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $1.2 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of tax settlements. These excluded amounts also include approximately $45.6 million of liabilities related to the CCLP Series A Convertible Preferred Units. The preferred units are expected to be serviced and satisfied with non-cash paid-in-kind distributions and conversions to CCLP common units. See "Note E – CCLP Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

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

Interest Rate Risk

As of June 30, 2018, due to borrowings made during the period then ended, we had a balance outstanding under our Credit Agreement, and such borrowings bear interest at variable rates of interest (currently 4.52%).

	Expected Maturity Date							Fair Market Value
($ amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
June 30, 2018
Variable rate
Long-term debt:	$—	$60,950	$—	$—	$—	$—	$60,950	$60,950
U.S. dollar fixed rate - TETRA	$—	$—	$—	$—	$125,000	$—	$125,000	$128,200
U.S. dollar fixed rate - CCLP	$—	$—	$—	$—	$295,930	$350,000	$645,930	$623,300
Weighted average interest rate (fixed)	—	—	—	—	8.36%	7.50%	—

Exchange Rate Risk

As of June 30, 2018, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, the end of the period covered by this quarterly report.

As discussed above in this Quarterly Report on Form 10-Q, on February 28, 2018, we completed the acquisition of SwiftWater. We are currently integrating SwiftWater into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the SwiftWater business, which we expect to be completed in fiscal year 2019. We expect to exclude SwiftWater from our assessment of internal control over financial reporting as of December 31, 2018. Total assets of SwiftWater represented approximately 6% of our consolidated total assets as of June 30, 2018, and SwiftWater's revenues following the February 28, 2018 acquisition date represented approximately 11% and 8% of our consolidated revenues for the three and six month period ended June 30, 2018, respectively.

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2018	421	(2)	$3.75	—	$14,327,000
May 1 – May 31, 2018	13,545	(2)	4.19	—	14,327,000
June 1 – June 30, 2018	464	(2)	4.51	—	14,327,000
Total	14,430			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1	TETRA Technologies, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224679).
10.2
Form of TETRA Technologies, Inc. 2018  Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224679).

10.3
Form of TETRA Technologies, Inc. 2018 Equity Incentive Plan Incentive Stock Option Award Agreement (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333224679).

10.4
Form of TETRA Technologies, Inc. 2018 Equity Incentive Plan Nonqualified Stock Option Award Agreement (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224679).

10.5
TETRA Technologies, Inc. 2018 Non-Employee Director Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224678).

10.6
Form of TETRA Technologies, Inc. 2018  Non-Employee Director Equity Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form S-8 filed on May 4, 2018 (SEC File No. 333-224678).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2018 and 2017; (iii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2018.

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

TETRA Technologies, Inc.

Date:	August 9, 2018	By:	/s/Stuart M. Brightman
Stuart M. Brightman
Chief Executive Officer

Date:	August 9, 2018	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	August 9, 2018	By:	/s/Ben C. Chambers
Ben C. Chambers
Vice President – Accounting
Principal Accounting Officer