Form 10-Q
period 2018-09-30
TETRA TECHNOLOGIES INC
filed 2018-11-08
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check One):

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

As of November 8, 2018, there were 125,710,418 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Product sales	$102,070	$72,566	$285,136	$226,724
Services	154,781	111,111	431,168	296,293
Total revenues	256,851	183,677	716,304	523,017
Cost of revenues:
Cost of product sales	81,817	49,999	228,146	161,348
Cost of services	101,304	67,437	283,224	193,931
Depreciation, amortization, and accretion	29,460	25,942	84,880	78,250
Impairments of long-lived assets	2,940	—	2,940	—
Insurance recoveries	—	(2,352)	—	(2,352)
Total cost of revenues	215,521	141,026	599,190	431,177
Gross profit	41,330	42,651	117,114	91,840
General and administrative expense	34,446	29,685	98,866	85,896
Interest expense, net	18,894	14,654	52,246	42,749
Warrants fair value adjustment (income) expense	(179)	(47)	22	(11,568)
CCLP Series A Preferred Units fair value adjustment (income) expense	498	(1,137)	1,344	(4,340)
Litigation arbitration award income	—	—	—	(12,816)
Other (income) expense, net	619	(425)	7,203	811
Loss before taxes and discontinued operations	(12,948)	(79)	(42,567)	(8,892)
Provision (benefit) for income taxes	(96)	778	3,474	4,176
Loss before discontinued operations	(12,852)	(857)	(46,041)	(13,068)
Discontinued operations:
Income (loss) from discontinued operations (including 2018 loss on disposal of $33.8 million), net of taxes	796	(481)	(40,931)	(14,141)
Net loss	(12,056)	(1,338)	(86,972)	(27,209)
Loss attributable to noncontrolling interest	5,120	4,483	20,423	16,900
Income (loss) attributable to TETRA stockholders	$(6,936)	$3,145	$(66,549)	$(10,309)
Basic net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.06)	$0.03	$(0.21)	$0.03
Income (loss) from discontinued operations attributable to TETRA stockholders	$0.00	$0.00	$(0.33)	$(0.12)
Net income (loss) attributable to TETRA stockholders	$(0.06)	$0.03	$(0.54)	$(0.09)
Average shares outstanding	125,689	114,563	123,557	114,375
Diluted net income (loss) per common share:
Income (loss) before discontinued operations attributable to TETRA stockholders	$(0.06)	$0.03	$(0.21)	$0.03
Income (loss) from discontinued operations attributable to TETRA stockholders	$0.00	$0.00	$(0.33)	$(0.12)
Net income (loss) attributable to TETRA stockholders	$(0.06)	$0.03	$(0.54)	$(0.09)
Average diluted shares outstanding	125,689	114,569	123,557	114,375
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(12,056)	$(1,338)	$(86,972)	$(27,209)
Foreign currency translation adjustment	(581)	2,620	(8,547)	7,781
Comprehensive income (loss)	(12,637)	1,282	(95,519)	(19,428)
Comprehensive income (loss) attributable to noncontrolling interest	5,025	4,670	22,467	17,271
Comprehensive income (loss) attributable to TETRA stockholders	$(7,612)	$5,952	$(73,052)	$(2,157)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,899	$26,128
Restricted cash	69	261
Trade accounts receivable, net of allowances of $2,193 in 2018 and $1,286 in 2017	188,830	144,051
Inventories	150,638	115,438
Assets of discontinued operations	1,301	34,879
Prepaid expenses and other current assets	19,725	17,597
Total current assets	414,462	338,354
Property, plant, and equipment:
Land and building	78,764	78,559
Machinery and equipment	1,221,746	1,167,680
Automobiles and trucks	36,406	34,744
Chemical plants	188,072	186,790
Construction in progress	62,162	31,566
Total property, plant, and equipment	1,587,150	1,499,339
Less accumulated depreciation	(741,969)	(689,907)
Net property, plant, and equipment	845,181	809,432
Other assets:
Goodwill	22,197	6,636
Patents, trademarks and other intangible assets, net of accumulated amortization of $75,972 in 2018 and $71,114 in 2017	80,963	47,405
Deferred tax assets, net	10	10
Notes receivable	7,540	44
Long-term assets of discontinued operations	—	86,255
Other assets	21,886	20,478
Total other assets	132,596	160,828
Total assets	$1,392,239	$1,308,614

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$70,756	$70,847
Unearned income	38,263	18,701
Accrued liabilities	69,867	58,478
Liabilities of discontinued operations	3,570	25,688
Total current liabilities	182,456	173,714
Long-term debt, net	822,905	629,855
Deferred income taxes	3,348	4,404
Asset retirement obligations	12,014	11,738
CCLP Series A Preferred Units	36,944	61,436
Warrants liability	13,224	13,202
Long-term liabilities of discontinued operations	—	48,225
Other liabilities	15,159	13,479
Total long-term liabilities	903,594	782,339
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at September 30, 2018 and December 31, 2017; 128,434,431 shares issued at September 30, 2018 and 118,515,797 shares issued at December 31, 2017	1,284	1,185
Additional paid-in capital	459,123	425,648
Treasury stock, at cost; 2,710,581 shares held at September 30, 2018, and 2,638,093 shares held at December 31, 2017	(18,936)	(18,651)
Accumulated other comprehensive income (loss)	(50,270)	(43,767)
Retained earnings (deficit)	(222,884)	(156,335)
Total TETRA stockholders' equity	168,317	208,080
Noncontrolling interests	137,872	144,481
Total equity	306,189	352,561
Total liabilities and equity	$1,392,239	$1,308,614

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss	$(86,972)	$(27,209)
Reconciliation of net loss to cash provided by operating activities:
Depreciation, amortization, and accretion	86,965	87,298
Impairment of long-lived assets	2,940	—
Benefit for deferred income taxes	(837)	(431)
Equity-based compensation expense	5,692	7,242
Provision for doubtful accounts	1,566	1,333
Non-cash loss on disposition of business	32,369	—
Amortization of deferred financing costs	3,188	3,491
Insurance recoveries associated with damaged equipment	—	(2,352)
Debt financing cost expense	398	—
CCLP Series A Preferred accrued paid in kind distributions	3,933	5,606
CCLP Series A Preferred fair value adjustment	1,344	(4,340)
Warrants fair value adjustment	22	(11,568)
Contingent consideration liability fair value adjustment	3,700	—
Expense for unamortized finance costs and other non-cash charges and credits	3,919	(221)
Gain on sale of assets	(454)	(605)
Changes in operating assets and liabilities:
Accounts receivable	(7,708)	(34,187)
Inventories	(35,920)	(13,394)
Prepaid expenses and other current assets	(2,995)	(1,659)
Trade accounts payable and accrued expenses	(6,776)	28,368
Decommissioning liabilities	—	(550)
Other	(2,741)	12
Net cash provided by operating activities	1,633	36,834
Investing activities:
Purchases of property, plant, and equipment, net	(107,080)	(28,587)
Acquisition of businesses, net of cash acquired	(42,002)	—
Proceeds from disposal of business	3,121	—
Proceeds on sale of property, plant, and equipment	774	786
Insurance recoveries associated with damaged equipment	—	2,352
Other investing activities	(293)	(6,175)
Net cash used in investing activities	(145,480)	(31,624)
Financing activities:
Proceeds from long-term debt	747,887	297,100
Principal payments on long-term debt	(544,962)	(301,250)
CCLP distributions	(13,928)	(14,815)
Proceeds from exercise of stock options	251	—
Tax remittances on equity based compensation	(708)	(624)
Debt issuance costs	(17,932)	(1,573)
Net cash provided by (used in) financing activities	170,608	(21,162)
Effect of exchange rate changes on cash	818	533
Increase (decrease) in cash and cash equivalents	27,579	(15,419)
Cash and cash equivalents and restricted cash at beginning of period	26,389	36,531
Cash and cash equivalents and restricted cash at end of period	$53,968	$21,112

Supplemental cash flow information:
Interest paid	$24,651	$39,919
Income taxes paid	3,954	5,217
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE A – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2018 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2018.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2017, and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 5, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, expenses, and impairments during the reporting period. Actual results could differ from those estimates, and such differences could be material.

Reclassifications

Certain previously reported financial information has been reclassified to conform to the current period’s presentation. For a discussion of the reclassification of the financial presentation of our Offshore Division as discontinued operations, see Note E - "Discontinued Operations."

Cash Equivalents

We consider all highly liquid cash investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash is classified as a current asset when it is expected to be repaid or settled in the next twelve month period.

Inventories

Inventories are stated at the lower of cost or net realizable value. Except for work in progress inventory, cost is determined using the weighted average method. The cost of work in progress is determined using the specific identification method.

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

During the three month period ended September 30, 2018, as a result of decreased expected future cash flows from a specific customer contract, we recorded a long-lived asset impairment of $2.9 million of an identified intangible asset.

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $0.4 million and $0.1 million during the three and nine month periods ended September 30, 2018 and $0.3 million and $1.5 million during the three and nine month periods ended September 30, 2017, respectively.

On June 30, 2018, we determined the economy in Argentina to be highly inflationary. As a result of this determination and in accordance with U.S. GAAP, on July 1, 2018, the functional currency of our operations in Argentina was changed from the Argentine peso to the U.S. dollar. The remeasurement did not have a material impact on our consolidated financial position or results of operations.

Income Taxes

Our consolidated provision for income taxes is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended September 30, 2018 was 0.7%. Our consolidated effective tax rate for the nine month period ended September 30, 2018 of negative 8.2% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

The Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted on December 22, 2017. At September 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Tax Reform Act will be completed in 2018 as provided by the SEC’s Staff Accounting Bulletin ("SAB") No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act

("SAB 118"). We recognized an income tax expense of $54.1 million in the fourth quarter of 2017 associated with the impact of the Tax Reform Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Tax Reform Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018, the impact of the statutory changes enacted by the Tax Reform Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on Global Intangible Low Taxed Income (“GILTI”), Foreign Derived Intangible Income (“FDII”), Base Erosion and Anti-Abuse Tax (“BEAT”), and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three and nine month periods ended September 30, 2018.

Asset Retirement Obligations

We operate facilities in various U.S. and foreign locations that are used in the manufacture, storage, and sale of our products, inventories, and equipment. These facilities are a combination of owned and leased assets. We are required to take certain actions in connection with the retirement of these assets. The values of our asset retirement obligations for these properties were $12.0 million and $11.7 million as of September 30, 2018 and December 31, 2017, respectively. Asset retirement obligations are recorded in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 410, "Asset Retirement and Environmental Obligations," whereby the estimated fair value of a liability for asset retirement obligations is recognized in the period in which it is incurred and in which a reasonable estimate can be made. Such estimates are based on relevant assumptions that we believe are reasonable. We have reviewed our obligations in this regard in detail and estimated the cost of these actions. The associated asset retirement costs are capitalized as part of the carrying amount of these long-lived assets and are depreciated on a straight-line basis over the life of the assets.

The changes in the values of our asset retirement obligations during the three and nine month period ended September 30, 2018, are as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(In Thousands)
Beginning balance for the period, as reported	$12,073	$11,738
Activity in the period:
Accretion of liability	96	405
Revisions in estimated cash flows	(156)	(130)
Settlement of retirement obligations	(35)	(35)
Ending balance	$12,014	$12,014

We review the adequacy of our asset retirement obligation liabilities whenever indicators suggest that the estimated cash flows underlying the liabilities have changed.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of the liabilities for the warrants to purchase 11.2 million shares of our common stock (the "Warrants") and the CCLP Preferred Units (as defined in Note G). We also utilize fair value measurements on a recurring basis in the accounting for our foreign currency derivative contracts. Refer to Note H - "Fair Value Measurements" for further discussion.

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

New Accounting Pronouncements

Standards adopted in 2018

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers". This ASU supersedes the revenue recognition requirements in ASC 605, "Revenue Recognition," and most industry-specific guidance. This ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those years, under either full or modified retrospective adoption.

On January 1, 2018, we adopted ASU 2014-09 and all related amendments ("ASU 2014-09"). We utilized the modified retrospective method of adoption. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 also provides a five-step model for determining revenue recognition for arrangements that are within the scope of the standard: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASU 2014-09, we assess the goods or services promised within each contract and determine those that are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. For a complete discussion of accounting for revenues, see Note L - "Revenue from Contracts with Customers".
The impact from the adoption of ASU 2014-09 to our January 1, 2018 consolidated balance sheet, our September 30, 2018 consolidated balance sheet, and our consolidated results of operations for the three and nine month periods ended September 30, 2018 was immaterial. The adoption of ASU 2014-09 had no impact to cash provided by operating, financing, or investing activities in our consolidated statement of cash flows. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments" to reduce diversity in practice in classification of certain transactions in the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted, under a retrospective transition adoption. We adopted this ASU during the three month period ended March 31, 2018, with no impact to our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory," which requires companies to account for the income tax effects of intercompany transfers of assets other than inventory when the transfer occurs. We adopted this ASU during the three month period ended March 31, 2018. The adoption of this standard did not have a material impact to our consolidated financial statements.
Additionally, in November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" to reduce diversity in the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. We adopted this ASU during the three month period ended March 31, 2018, resulting in restricted cash, if any, being classified with cash and cash equivalents in our consolidated statement of cash flows.
In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting" to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. We adopted this ASU during the three month period ended March 31, 2018, with no impact to our consolidated financial statements.

Standards not yet adopted

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)" to increase comparability and transparency among different organizations. Organizations are required to recognize right-of-use lease assets and lease liabilities in the balance sheet related to the right to use the underlying asset for the lease term. In addition, through improved disclosure requirements, the ASU will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. In July 2018, the FASB provided an additional transition method allowing for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We plan to adopt Topic 842 on January 1, 2019 using the optional transition method. Comparative information will continue to be reported under the accounting standards that were in effect for those periods. We are continuing to assess other transition practical expedients available to us. We are currently evaluating our portfolio of real estate, vehicle, and equipment leases for consideration of the accounting impact. Lease data is being loaded into a software solution that will assist in the calculation of the impact on the consolidated balance sheet and facilitate the creation of disclosures. We are concurrently evaluating and developing internal policies necessary to implement the standard. Based on our preliminary assessment, upon adoption of the ASU, we will record significant right-to-use assets and lease obligations pursuant to the new requirements.
In January 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment," which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. The ASU is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted, under a prospective adoption. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to align the measurement and classification guidance for share-based payments to nonemployees with the guidance currently applied to employees, with certain exceptions. The ASU is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods, with early adoption permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements and do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

NOTE B – INVENTORIES

Components of inventories as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	(In Thousands)
Finished goods	$67,926	$66,377
Raw materials	3,740	4,027
Parts and supplies	45,671	33,632
Work in progress	33,301	11,402
Total inventories	$150,638	$115,438

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Work in progress inventory consists primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas.

NOTE C - NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Number of weighted average common shares outstanding	125,689	114,563	123,557	114,375
Assumed exercise of equity awards and warrants	—	6	—	—
Average diluted shares outstanding	125,689	114,569	123,557	114,375

For the three and nine month periods ended September 30, 2018 and nine month period ended September 30, 2017, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three and nine month periods ended September 30, 2018 and September 30, 2017, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units (as defined in Note G), as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

NOTE D – ACQUISITIONS AND DISPOSITIONS

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

As of September 30, 2018, our allocation of the SwiftWater purchase price is as follows (in thousands):

Current assets	$16,880
Property and equipment	11,631
Intangible assets	41,960
Goodwill	15,560
Total assets acquired	86,031

Current liabilities	7,189
Total liabilities assumed	7,189
Net assets acquired	$78,842

The above allocation of the purchase price to the SwiftWater net tangible assets and liabilities considers approximately $7.6 million of the initial estimated fair value for the liabilities associated with the contingent purchase price consideration. The fair value of the obligation to pay the contingent purchase price consideration was calculated based on the anticipated EBITDA and revenue as of the closing date for the operations of SwiftWater and our pre-existing operations in the Permian Basin and could increase (to $15.0 million) or decrease (to $0) depending on the actual earnings from these operations going forward. Increases or decreases in the value of the anticipated contingent purchase price consideration liability due to changes in the amounts paid or expected to be paid will be charged or credited to earnings in the period in which such changes occur. During the period from the closing date to September 30, 2018, the estimated fair value for the liabilities associated with the contingent purchase price consideration increased to $11.3 million, resulting in $(0.6) million and $3.7 million being (credited) charged to other (income) expense, net, during the three and nine month periods ended September 30, 2018, respectively.

The allocation of the purchase price to the SwiftWater net tangible assets and liabilities and identifiable intangible assets, as well as the initial estimated fair value for the liabilities associated with the contingent purchase price consideration, as of February 28, 2018, is final and adjustments to the purchase price allocation have been reflected in the accompanying consolidated balance sheets as of September 30, 2018. The allocation of purchase price includes approximately $15.6 million of deductible goodwill allocated to our Water & Flowback Services segment, and is supported by the strategic benefits discussed above and expected to be generated from the acquisition. The acquired property and equipment is stated at fair value, and depreciation on the acquired property and equipment is computed using the straight-line method over the estimated useful lives of each asset. Machinery and equipment is depreciated using useful lives of 3 to 15 years and automobiles and trucks are depreciated using useful lives of 3 to 4 years. The acquired intangible assets include $3.3 million for the trademark/tradename, $37.2 million for customer relationships, and $1.5 million of other intangible assets that are stated at estimated fair value and are amortized on a straight-line basis over their estimated useful lives, ranging from 5 to 16 years. These identified intangible assets are recorded net of $1.7 million of accumulated amortization as of September 30, 2018.

Subsequent to the February 28, 2018 acquisition closing date, we have continued to integrate the acquired SwiftWater operations into our existing Water & Flowback Services Division in the Permian Basin in order to better serve our customers through seamless combined service offerings. With the addition of SwiftWater services, such as water treatment, we are now able to offer integrated water management services to both TETRA and SwiftWater customers that would have not been possible prior to the acquisition. Moreover, services performed for certain pre-acquisition SwiftWater customers have utilized TETRA employees and equipment. Similarly, certain pre-SwiftWater acquisition TETRA customers have utilized SwiftWater employees, equipment, and services. We have also added to SwiftWater's fleet of operating equipment through additional capital expenditures. As a result of the combined operations, the distinction of the revenue originating from SwiftWater versus TETRA is a subjective estimate. Due to these limitations, we have considered the $65.0 million of revenues for services performed for pre-acquisition SwiftWater customers subsequent to the closing on February 28, 2018 as the estimate of the impact from the SwiftWater acquisition on our consolidated revenues for the nine month period ended September 30, 2018.

As a result of our focus since the date of the acquisition on integrating and managing SwiftWater services with our pre-existing operations in the Permian Basin, quantifying the financial impact on our consolidated earnings of the operations specific to SwiftWater is impracticable. SwiftWater acquisition-related costs of approximately $0.4 million were incurred during the nine month period ended September 30, 2018, consisting of external legal fees, transaction consulting fees, and due diligence costs. These costs have been recognized in general and administrative expenses in the consolidated statement of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Revenues	$256,851	$198,894	$730,454	$561,718
Depreciation, amortization, and accretion	$29,460	$27,307	$85,857	$82,256
Gross profit	$41,330	$46,335	$120,586	$100,837

Net income (loss) from continuing operations	$(12,852)	$1,255	$(43,840)	$(8,028)
Net income (loss) attributable to TETRA stockholders	$(6,936)	$5,257	$(64,348)	$(5,269)

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

As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments, and these operations are reflected as discontinued operations in our consolidated financial statements. See Note E - "Discontinued Operations" for further discussion. Our consolidated pre-tax results of operations for the nine month period ending September 30, 2018 included a loss on the disposal of our Offshore Division of $33.8 million, net of tax, including transaction costs of $1.4 million.

NOTE E – DISCONTINUED OPERATIONS

As discussed in Note D - "Acquisitions and Dispositions," on March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. As a result, we have accounted for our Offshore Division, consisting of our Offshore Services and Maritech segments, as discontinued operations and have revised prior period financial statements to exclude these businesses from continuing operations. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$32,667	$21	$32,688
Cost of revenues	125	—	125	28,190	386	28,576
Depreciation, amortization, and accretion	—	—	—	2,886	372	3,258
General and administrative expense	192	—	192	1,345	177	1,522
Other (income) expense, net	(1,113)	—	(1,113)	(206)	—	(206)
Pretax income (loss) from discontinued operations	796	—	796	452	(914)	(462)
Income tax expense			—			19
Total income (loss) from discontinued operations			$796			$(481)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$4,487	$187	$4,674	$69,290	$427	$69,717
Cost of revenues	11,013	139	11,152	66,862	987	67,849
Depreciation, amortization, and accretion	1,873	212	2,085	7,932	1,115	9,047
General and administrative expense	1,729	187	1,916	4,408	588	4,996
Other (income) expense, net	(1,035)	—	(1,035)	2,417	(565)	1,852
Pretax loss from discontinued operations	(9,093)	(351)	(9,444)	(12,329)	(1,698)	(14,027)
Pretax loss on disposal of discontinued operations			(33,813)			—
Total pretax loss from discontinued operations			(43,257)			(14,027)
Income tax (benefit) expense			(2,326)			114
Total loss from discontinued operations			$(40,931)			$(14,141)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	September 30, 2018			December 31, 2017
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$(53)	$1,341	$1,288	$27,385	$1,542	$28,927
Inventories	—	—	—	4,616	—	4,616
Other Current Assets	13	—	13	1,292	44	1,336
Current assets of discontinued operations	(40)	1,341	1,301	33,293	1,586	34,879
Property, plant, and equipment	—	—	—	85,873	—	85,873
Other assets	—	—	—	382	—	382
Long-term assets of discontinued operations	$—	$—	$—	$86,255	$—	$86,255
Total major classes of assets of the discontinued operations	$(40)	$1,341	$1,301	$119,548	$1,586	$121,134

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	—	—	—	13,942	87	14,029
Accrued liabilities	1,495	2,075	3,570	8,904	2,278	11,182
Current portion of decommissioning liability	—	—	—	—	477	477
Current liabilities of discontinued operations	1,495	2,075	3,570	22,846	2,842	25,688
Decommissioning and other asset retirement obligations	—	—	—	—	46,185	46,185
Other liabilities	—	—	—	2,040	—	2,040
Long-term liabilities of discontinued operations	—	—	—	2,040	46,185	48,225
Total major classes of liabilities of the discontinued operations	$1,495	$2,075	$3,570	$24,886	$49,027	$73,913

NOTE F – LONG-TERM DEBT AND OTHER BORROWINGS

We believe our capital structure, excluding CCLP, ("TETRA") and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of September 30, 2018 and December 31, 2017, consists of the following:

		September 30, 2018	December 31, 2017
		(In Thousands)
TETRA	Scheduled Maturity
Asset-based credit agreement (presented net of unamortized deferred financing costs of $1.7 million as of September 30, 2018)	September 10, 2023	$8,301	$—
Term credit agreement (presented net of the unamortized discount of $7.4 million as of September 30, 2018 and net of unamortized deferred financing costs of $10.5 million as of September 30, 2018)	September 10, 2025	182,124	—
Bank revolving line of credit facility, terminated September 10, 2018		—	—
11.0% Senior Note, Series 2015 (presented net of the unamortized discount of $3.9 million as of December 31, 2017 and net of unamortized deferred financing costs of $3.4 million as of December 31, 2017), terminated September 10, 2018		—	117,679
TETRA total debt		190,425	117,679
Less current portion		—	—
TETRA total long-term debt		$190,425	$117,679

CCLP
CCLP Bank Credit Facility (presented net of the unamortized deferred financing costs of $4.0 million as of December 31, 2017), terminated March 22, 2018		—	223,985
CCLP New Credit Agreement	June 29, 2023	—	—
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $2.4 million as of September 30, 2018 and $2.8 million as of December 31, 2017 and net of unamortized deferred financing costs of $4.2 million as of September 30, 2018 and $5.0 million as of December 31, 2017)	August 15, 2022	289,391	288,191
CCLP 7.50% Senior Secured Notes (presented net of unamortized deferred financing costs of $6.9 million as of September 30, 2018)	April 1, 2025	343,089	—
CCLP total debt		632,480	512,176
Less current portion		—	—
Consolidated total long-term debt		$822,905	$629,855

As of September 30, 2018, TETRA had a $10.0 million outstanding balance and $6.1 million in letters of credit against its ABL Credit Agreement (as defined below). As of September 30, 2018, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, TETRA had an availability of $47.4 million under this agreement. There was no balance outstanding under the CCLP New Credit Agreement (as defined below) as of September 30, 2018. As of September 30, 2018, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the CCLP New Credit Agreement, CCLP had availability of $23.3 million.

As described below, TETRA and CCLP are both in compliance with all covenants of their respective credit and senior note agreements as of September 30, 2018.

TETRA Long-Term Debt

Asset-Based Credit Agreement

On September 10, 2018, TETRA, as borrower, and certain of its subsidiaries, as loan parties and guarantors, entered into an asset-based lending Credit Agreement (the “ABL Credit Agreement”) with a syndicate of lenders, including JPMorgan Chase Bank, N.A., as administrative agent (collectively, the "ABL Lenders"). The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of TETRA’s and any other borrowers’ inventory and accounts receivable, and contains within the facility a letter of credit sublimit of $20.0 million and a swingline loan sublimit of $10.0 million.

Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) London InterBank Offering Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by TETRA) plus a margin based upon a fixed charge coverage ratio or (ii) a base rate plus a margin based on a fixed charge coverage ratio. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by JPMorgan Chase Bank, N.A. (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum. Initially, from September 10, 2018 until the delivery of the financial statements for the fiscal quarter ending September 30, 2018, LIBOR-based loans have an applicable margin of 2.00% per annum and base-rate loans have an applicable margin of 1.0% per annum. Thereafter, the applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% to 1.25% per annum for base-rate loans, based upon the applicable fixed charge coverage ratio. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate ranging from 0.375% to 0.5% per annum, paid monthly in arrears based on utilization of the commitments under the ABL Credit Agreement. TETRA will also be required to pay a customary letter of credit fee equal to the applicable margin on LIBOR-based loans and fronting fees.

The revolving loans under the ABL Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to applicable breakage fees. The maturity date of the ABL Facility is September 10, 2023.

The ABL Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of TETRA and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness, and the sale of assets. The ABL Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of not less than 1.00 to 1.00 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of September 30, 2018, such conditions have not occurred. All obligations under the ABL Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest for the benefit of the ABL Lenders on substantially all of the personal property of TETRA and certain of its subsidiaries, the equity interests in certain domestic subsidiaries, including CCLP, and a maximum of 65% of the equity interests issued by certain foreign subsidiaries.

The ABL Credit Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments, and change of control.

Proceeds of loans under the ABL Credit Agreement were used to pay certain debt of TETRA existing on the effective date of the ABL Credit Agreement and may be used for working capital needs, capital expenditures, and other general corporate purposes, including acquisitions. The ABL Credit Agreement replaced TETRA's previous Bank Credit Agreement, as defined and discussed in further detail below. In connection with the execution of the ABL Credit Agreement, $1.3 million of financing costs were incurred, and deferred against the carrying value of the amount outstanding.

Term Credit Agreement

On September 10, 2018, TETRA, as borrower, entered into a credit agreement (the “Term Credit Agreement”) with a syndicate of lenders (collectively, the “Term Lenders”) and Wilmington Trust, National Association, as administrative agent. The Term Credit Agreement provides an initial loan in the amount of $200 million (the “Initial Term Loan”) and the availability of additional loans, subject to the terms of the Term Credit Agreement, up to an aggregate amount of $75 million (the “Additional Term Loans,” and together with the Initial Term Loan, the “Term Loan”).

Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, three or six months (as selected by TETRA) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. The base rate is determined by reference to the highest of (a) the rate of interest as set forth in the print edition of The Wall Street Journal as the base rate on corporate loans posted by at least 70% of the largest U.S. banks announced from time to time by The Wall Street Journal as its prime rate, (b) the Federal Funds Rate (as defined in the Term Credit Agreement) plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum. In addition to paying interest on the outstanding principal under the Term Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at the rate of 1.0% per annum, paid quarterly in arrears based on utilization of the commitments under the Term Credit Agreement.

The Term Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of TETRA and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness, and the sale of assets. The Term Credit Agreement also contains a requirement that the borrowers comply at the end of each fiscal quarter with a minimum Interest Coverage Ratio (as defined in the Term Credit Agreement) of 1.00 to 1.00. As of September 30, 2018, TETRA is in compliance with the Interest Coverage Ratio requirement.

All obligations under the Term Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest for the benefit of the Term Lenders on substantially all of the personal property of TETRA and certain of its subsidiaries, the equity interests in certain domestic subsidiaries, including CCLP, and a maximum of 65% of the equity interests issued by certain foreign subsidiaries.

The Term Credit Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.

Proceeds from the Initial Term Loan, net of a 2% discount in the amount of $4.0 million, were used to prepay the outstanding indebtedness under the $125.0 million 11.00% Senior Secured Notes due November 5, 2022 (the “11.0% Senior Notes”) and indebtedness of TETRA under its existing Bank Credit Agreement. Proceeds of any Additional Term Loans may be used for acquisitions, subject to the terms of the Term Credit Agreement. The loans under the Term Credit Agreement may be voluntarily prepaid, in whole or in part, subject to applicable breakage fees. Any prepayment prior to the one-year anniversary is subject to a “make-whole” payment as set forth in the Term Credit Agreement. Thereafter, any prepayment during the period commencing after the one-year anniversary and ending on the two-year anniversary will have a premium of 3.0% and during the period commencing after the two-year anniversary and ending on the three-year anniversary, a premium of 1.0%. The maturity date of the Term Credit Agreement is September 10, 2025. There is no prepayment premium required after the third anniversary. In connection with the issuance of the Term Credit Agreement, TETRA incurred $1.0 million of financing costs, $0.4 million of which was charged to other (income) expense during the three months ended September 30, 2018 and $0.6 million of lender fees were deferred against the carrying value of the amount outstanding. These deferred financing costs, along with the 2% discount, are amortized over the term of the Term Credit Agreement.

Bank Credit Agreement

On September 10, 2018, in connection with the closing of the above-described loans, TETRA repaid all outstanding borrowings and obligations under its then existing Credit Agreement dated as of January 27, 2006, as previously amended (the "Bank Credit Agreement") with a portion of the net proceeds from the above-described loans, and terminated the existing Bank Credit Agreement. As a result of the termination of the Bank Credit Agreement, during the three month period ended September 30, 2018, associated unamortized deferred financing costs of $0.5 million were charged to other (income) expense, net, and $0.4 million were deferred and will be amortized over the term of the ABL Credit Agreement. Certain ABL Lenders were lenders under the existing Bank Credit Agreement and, accordingly, received a portion of the proceeds from the above-described loans in connection with the repayment of the outstanding borrowings under the Bank Credit Agreement.

11% Senior Note

On September 10, 2018, in connection with the closing of the above-described loans, TETRA repaid all outstanding indebtedness under the 11% Senior Note with a portion of the proceeds from the above-described loans, terminating its obligations under the 11% Senior Note and related note purchase agreement. Affiliates of certain Term Lenders were holders of the 11% Senior Note and, accordingly, received a portion of the proceeds from the Term Credit Agreement in connection with the repayment of the outstanding indebtedness under the 11% Senior Note. In connection with the early termination of the 11% Senior Note, TETRA paid a $7.0 million "make-whole" prepayment fee in accordance with the terms of the 11% Senior Note. This prepayment fee, along with $3.4 million of unamortized discount and $2.9 million of unamortized deferred financing costs associated with the 11% Senior Note, has been deferred and is being amortized over the term of the new Term Credit Agreement.

CCLP Long-Term Debt

CCLP Senior Secured Notes

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

The CCLP Issuers closed the Offering on March 22, 2018. The CCLP Senior Secured Notes were issued at par for net proceeds of approximately $342.7 million, after deducting certain financing costs. CCLP used a portion of the net proceeds to repay in full and terminate its existing CCLP Bank Credit Facility and plans to use the remainder for general partnership purposes, including the expansion of its compression fleet. The CCLP Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the CCLP Senior Secured Notes, the "CCLP Senior Secured Note Securities") on a senior secured basis initially by each of CCLP's domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the CCLP Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the CCLP Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, CCLP entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the Securities. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the CCLP Senior Secured Notes is payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The CCLP Senior Secured Notes are scheduled to mature on April 1, 2025. During the nine months ended September 30, 2018, CCLP incurred total financing costs of $7.4 million related to the CCLP Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

CCLP Bank Credit Facilities.

On March 22, 2018, in connection with the closing of the CCLP Offering, CCLP repaid all outstanding borrowings and obligations under its then existing CCLP Bank Credit Facility with a portion of the net proceeds from the CCLP Offering, and terminated the CCLP Bank Credit Facility. As a result of the termination of the CCLP Bank Credit Facility, associated unamortized deferred financing costs of $3.5 million were charged to other (income) expense, net, during the three month period ended March 31, 2018.

On June 29, 2018, CCLP and two of its wholly owned subsidiaries (collectively the "CCLP Borrowers"), and certain of its wholly owned subsidiaries named therein as guarantors (the "CCLP New Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "CCLP New Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the CCLP Borrowers' obligations under the CCLP New Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The CCLP New Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit with a sublimit of $25.0 million and swingline loans with a sublimit of $5.0 million, subject to a borrowing base to be determined by reference to the value of CCLP’s and any other borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the CCLP New Credit Agreement.

The CCLP Borrowers may borrow funds under the CCLP New Credit Agreement to pay fees and expenses related to the CCLP New Credit Agreement and for the Borrower's ongoing working capital needs and for general business purposes. The revolving loans under the CCLP New Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the CCLP New Credit Agreement is June 29, 2023. As of September 30, 2018, no balance was outstanding under the CCLP New Credit Agreement. Because there was no outstanding balance on the CCLP New Credit Agreement, associated deferred financing costs of $1.2 million as of September 30, 2018, were classified as other assets on the accompanying consolidated balance sheet.

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

The CCLP New Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the CCLP Borrowers, the CCLP New Credit Agreement Guarantors and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends and the sale of assets. The CCLP New Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the CCLP New Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of September 30, 2018, such conditions have not occurred.

All obligations under the CCLP New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the CCLP Borrowers’ and the CCLP New Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets and proceeds of the foregoing.

NOTE G – CCLP SERIES A CONVERTIBLE PREFERRED UNITS

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

A ratable portion of the CCLP Preferred Units has been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. Based on the number of CCLP Preferred Units outstanding as of September 30, 2018, the maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is approximately 20.7 million CCLP common units; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the CCLP Preferred Unitholders instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated CCLP Partnership Agreement. The total number of CCLP Preferred Units outstanding as of September 30, 2018 was 3,623,950, of which we held 455,127.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the total fair value of the CCLP Preferred Units of $42.3 million, net of the fair value of the units we purchased of $5.3 million, is classified as long-term liabilities on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The net fair value of the CCLP Preferred Units as of September 30, 2018 was $36.9 million. During the three and nine month period ended September 30, 2018, changes in the fair value during each period resulted in $0.5 million and $1.3 million being charged to earnings, respectively, in the accompanying consolidated statements of operations. During the three and nine month period ended September 30, 2017, changes in the fair value resulted in $1.1 million and $4.3 million being credited to earnings, respectively, in the accompanying consolidated statements of operations.

Based on the conversion provisions of the CCLP Preferred Units, and using the Conversion Price calculated as of September 30, 2018, the theoretical number of CCLP common units that would be issued if all of the outstanding CCLP Preferred Units were converted on September 30, 2018 on the same basis as the monthly conversions would be approximately 8.4 million CCLP common units, with an aggregate market value of $43.2 million. A $1 decrease in the Conversion Price would result in the issuance of 2.1 million additional CCLP common units pursuant to these conversion provisions.

NOTE H – FAIR VALUE MEASUREMENTS

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

Under U.S. GAAP, the fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value. Fair value measurements should maximize the use of observable inputs and minimize the use of unobservable inputs, where possible. Observable inputs are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs may be needed to measure fair value in situations where there is little or no market activity for the asset or liability at the measurement date and are developed based on the best information available in the circumstances, which could include the reporting entity’s own judgments about the assumptions market participants would utilize in pricing the asset or liability.

Financial Instruments

CCLP Preferred Units

The CCLP Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a Level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of CCLP's common units compared to a volatility analysis of equity prices of CCLP's comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. The fair valuation of the CCLP Preferred Units liability is increased by, among other factors, projected increases in CCLP's common unit price and by increases in the volatility and decreases in the debt yields of CCLP's comparable peer companies. Increases (or decreases) in the fair value of CCLP Preferred Units will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the three and nine month periods ended September 30, 2018, the changes in the fair value of the CCLP Preferred Units resulted in $0.5 million and $1.3 million charged to earnings, respectively, in the consolidated statement of operations.

Warrants

The Warrants are valued either by using their traded market prices (a Level 1 fair value measurement) or, for periods when market prices are not available, by using the Black Scholes option valuation model that includes estimates of the volatility of the Warrants implied by their trading prices (a Level 3 fair value measurement). As of September 30, 2018 and December 31, 2017, the fair valuation methodology utilized for the Warrants was a Level 3 fair value measurement, as there were no available traded market prices to value the Warrants. The fair valuation of the Warrants liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. Increases (or decreases) in the fair value of the Warrants will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the three and nine month periods ended September 30, 2018, the changes in the fair value of the Warrants liability resulted in $0.2 million being credited to earnings and $0.02 million being charged to earnings, respectively, in the consolidated statement of operations.

Stock Appreciation Rights

During the third quarter of 2017 and the first quarter of 2018, we issued stand-alone, cash-settled stock appreciation rights awards to an executive officer. These awards are valued by using the Black Scholes option valuation model (a Level 3 fair value measurement) and such fair value is recognized based on the portion of the requisite service period satisfied as of each valuation date. The fair valuation of the stock appreciation rights liability is increased by, among other factors, increases in our common stock price, and by increases in the volatility of our common stock price. These stock appreciation rights awards are reflected as an accrued liability in our consolidated balance sheet. Increases (or decreases) in the fair value of the stock appreciation rights awards will increase (decrease) the associated liability and result in future adjustments to earnings for the associated valuation losses (gains). During the nine months ended September 30, 2018, the fair value of the stock appreciation rights increased $0.3 million, which was charged to earnings in the consolidated statement of operations.

SwiftWater Contingent Consideration

As part of the purchase agreement of SwiftWater during the first quarter of 2018, the sellers have the right to receive contingent consideration payments, in an aggregate amount of up to $15.0 million, calculated on EBITDA and revenue of the combined water management business of SwiftWater and our pre-existing operations in the Permian Basin in respect of the period from January 1, 2018 through December 31, 2019. The contingent consideration may be paid in cash or shares of our common stock, at our election. The fair value of the contingent consideration is based on a probability simulation utilizing forecasted revenues and EBITDA of the water management business of SwiftWater and all of our pre-existing operations in the Permian Basin (a Level 3 fair value measurement). During the period from the closing date to September 30, 2018, the estimated fair value for the liabilities associated with the contingent purchase price consideration increased to $11.3 million, resulting in $(0.6) million and $3.7 million being (credited) charged to other (income) expense, net, during the three and nine month periods ended September 30, 2018, respectively.

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

We and CCLP each enter into 30-day foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2018, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$2,818	1.17	10/18/2018
Forward sale pounds sterling	3,928	1.31	10/18/2018
Forward sale Canadian dollar	5,419	1.29	10/18/2018
Forward purchase Mexican peso	1,747	18.89	10/18/2018
Forward sale Norwegian krone	679	8.11	10/18/2018
Forward sale Mexican peso	6,352	18.89	10/18/2018

Derivative Contracts	British Pound Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	982	0.89	10/18/2018

Derivative Contracts	Swedish Krona Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	23,791	10.34	10/18/2018

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

The fair values of foreign currency derivative instruments are based on quoted market values as reported to us by our counterparty (a Level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of September 30, 2018 and December 31, 2017, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at September 30, 2018	Fair Value at December 31, 2017
		(In Thousands)
Forward purchase contracts	Current assets	$12	$111
Forward sale contracts	Current assets	14	130
Forward sale contracts	Current liabilities	(45)	(255)
Forward purchase contracts	Current liabilities	(34)	(113)
Net asset (liability)		$(53)	$(127)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2018, we recognized $(0.6) million and $0.1 million of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program. During the three and nine month periods ended September 30, 2017, we recognized $0.1 million and $1.2 million of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

A summary of these recurring fair value measurements by valuation hierarchy as of September 30, 2018 and December 31, 2017, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(36,944)	$—	$—	$(36,944)
Warrants liability	(13,224)	—	—	(13,224)
Cash-settled stock appreciation rights	(392)	—	—	(392)
Asset for foreign currency derivative contracts	26	—	26	—
Liability for foreign currency derivative contracts	(79)	—	(79)	—
Acquisition contingent consideration liability	(11,300)	—	—	(11,300)
Net liability	$(61,913)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(61,436)	$—	$—	$(61,436)
Warrants liability	(13,202)	—	—	(13,202)
Cash-settled stock appreciation rights	(97)	—	—	(97)
Asset for foreign currency derivative contracts	241	—	241	—
Liability for foreign currency derivative contracts	(378)	—	(378)	—
Net liability	$(74,872)

The fair values of cash, restricted cash, accounts receivable, accounts payable, short-term borrowings and long-term debt pursuant to TETRA's ABL Credit Agreement and Term Credit Agreement, and the CCLP New Credit Agreement approximate their carrying amounts. The fair value of our long-term 11% Senior Note at December 31, 2017 was approximately $130.8 million, based on current interest rates on that date, which was different from the stated interest rate on the 11% Senior Note. This fair value compares to the face amount of the 11% Senior Note of $125.0 million at December 31, 2017. The fair values of the publicly traded CCLP 7.25% Senior Notes (as herein defined) at September 30, 2018 and December 31, 2017, were approximately $276.0 million and $279.7 million, respectively. Those fair values compare to the face amount of $295.9 million both at September 30, 2018 and December 31, 2017. The fair value of the publicly traded CCLP 7.50% Senior Secured Notes at September 30, 2018 was approximately $358.3 million. This fair value compares to aggregate principal amount of such notes at September 30, 2018 of $350.0 million. We calculated the fair values of our 11% Senior Note as of December 31, 2017 internally, using current market conditions and average cost of debt (a Level 2 fair value measurement). We based the fair values of the CCLP 7.25% Senior Notes and the CCLP 7.50% Senior Secured Notes as of September 30, 2018 on recent trades for these notes. See Note F - "Long-Term Debt and Other Borrowings," for a complete discussion of our debt.

NOTE I – EQUITY

Changes in equity for the three and nine month periods ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30,
	2018			2017
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$173,958	$137,104	$311,062	$228,673	$155,054	$383,727
Net income (loss)	(6,936)	(5,120)	(12,056)	3,145	(4,483)	(1,338)
Foreign currency translation adjustment	(676)	95	(581)	2,807	(187)	2,620
Comprehensive Income (loss)	(7,612)	(5,025)	(12,637)	5,952	(4,670)	1,282
Exercise of common stock options	251	—	251	—	—	—
Conversions of CCLP Series A Preferred	—	10,294	10,294	—	—	—
Distributions to CCLP public unitholders	—	(4,946)	(4,946)	—	(3,871)	(3,871)
Equity-based compensation	1,798	367	2,165	1,537	45	1,582
Treasury stock and other	(78)	78	—	(188)	(22)	(210)
Ending balance as of September 30	$168,317	$137,872	$306,189	$235,974	$146,536	$382,510

	Nine Months Ended September 30,
	2018			2017
	TETRA	Non- controlling Interest	Total	TETRA	Non- controlling Interest	Total
	(In Thousands)
Beginning balance for the period	$208,080	$144,481	$352,561	$233,523	$166,943	$400,466
Net income (loss)	(66,549)	(20,423)	(86,972)	(10,309)	(16,900)	(27,209)
Foreign currency translation adjustment	(6,503)	(2,044)	(8,547)	8,152	(371)	7,781
Comprehensive Income (loss)	(73,052)	(22,467)	(95,519)	(2,157)	(17,271)	(19,428)
Exercise of common stock options	251	—	251	—	—	—
Issuance of stock for business combination and other	28,117	—	28,117	(16)	—	(16)
Conversions of CCLP Series A Preferred	—	29,669	29,669	—	10,020	10,020
Distributions to CCLP public unitholders	—	(13,928)	(13,928)	—	(14,815)	(14,815)
Equity-based compensation	5,137	70	5,207	5,089	1,784	6,873
Treasury stock and other	(216)	47	(169)	(465)	(125)	(590)
Ending balance as of September 30	$168,317	$137,872	$306,189	$235,974	$146,536	$382,510

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

NOTE K – INDUSTRY SEGMENTS

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

Our Completion Fluids & Products Division manufactures and markets clear brine fluids ("CBF"), additives, and associated products and services to the oil and gas industry for use in well drilling, completion, and workover operations in the United States and in certain countries in Latin America, Europe, Asia, the Middle East, and Africa. The division also markets liquid and dry calcium chloride products manufactured at its production facilities or purchased from third-party suppliers to a variety of markets outside the energy industry.

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

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$58,050	$58,049	$181,394	$177,568
Water & Flowback Services Division	941	143	1,617	6,401
Compression Division	43,079	14,374	102,125	42,755
Consolidated	$102,070	$72,566	$285,136	$226,724

Services
Completion Fluids & Products Division	$5,027	$13,262	$11,344	$23,965
Water & Flowback Services Division	77,572	40,612	221,342	102,601
Compression Division	72,182	57,237	198,482	169,727
Consolidated	$154,781	$111,111	$431,168	$296,293

Interdivision revenues
Completion Fluids & Products Division	$(4)	$12	$(5)	$13
Water & Flowback Services Division	55	293	330	1,311
Compression Division	—	—	—	—
Interdivision eliminations	(51)	(305)	(325)	(1,324)
Consolidated	$—	$—	$—	$—

Total revenues
Completion Fluids & Products Division	$63,073	$71,323	$192,733	$201,546
Water & Flowback Services Division	78,568	41,048	223,289	110,313
Compression Division	115,261	71,611	300,607	212,482
Interdivision eliminations	(51)	(305)	(325)	(1,324)
Consolidated	$256,851	$183,677	$716,304	$523,017

Income (loss) before taxes
Completion Fluids & Products Division	$8,713	$21,398	$21,143	$57,486
Water & Flowback Services Division	5,809	2,088	20,668	(3,098)
Compression Division	(7,844)	(7,014)	(30,517)	(27,527)
Interdivision eliminations	5	—	9	(161)
Corporate Overhead(1)	(19,631)	(16,551)	(53,870)	(35,592)
Consolidated	$(12,948)	$(79)	$(42,567)	$(8,892)

	September 30, 2018	December 31, 2017
	(In Thousands)
Total assets
Completion Fluids & Products Division	$306,752	$293,507
Water & Flowback Services Division	221,762	139,771
Compression Division	886,737	784,745
Corporate Overhead and eliminations	(24,313)	(30,543)
Assets of discontinued operations	1,301	121,134
Consolidated	$1,392,239	$1,308,614

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In Thousands)
General and administrative expense	$13,037	$12,277	$37,506	$33,883
Depreciation and amortization	172	129	487	338
Interest expense	5,268	3,899	14,152	11,913
Warrants fair value adjustment (income) expense	(179)	(47)	22	(11,568)
Other general corporate (income) expense, net	1,333	293	1,703	1,026
Total	$19,631	$16,551	$53,870	$35,592

NOTE L – REVENUE FROM CONTRACTS WITH CUSTOMERS

Performance Obligations. Revenue is recognized when performance obligations under the terms of a contract with our customer are satisfied. Generally this occurs with the transfer of control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers. For a general discussion of the nature of the goods and services that we provide, see Note K - "Industry Segments."

Product Sales. Product sales revenues are recognized at a point in time when we transfer control of our product offerings to our customers, generally when we ship products from our facility to our customer. The product sales for our Completion Fluid & Products Division consist primarily of CBF, additives, and associated manufactured products. Product sales for our Water & Flowback Services Division are typically attributed to specific performance obligations within certain production testing service arrangements. Parts and equipment sales comprise the product sales for the Compression Division.

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

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For any arrangements with multiple performance obligations, we use management's estimated selling price to determine the stand-alone selling price for separate performance obligations. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of September 30, 2018, we had $16.5 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations are expected to be recognized through 2022 as follows (in thousands):

	2018	2019	2020	2021	2022	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$2,552	$9,451	$3,865	$552	$76	$16,496

Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping costs as part of cost of product sales when control over our products (i.e. delivery) has transferred to the customer.

Use of Estimates. Contracts where the amount of revenue that will ultimately be realized is subject to uncertainties not fully known as of the time revenue is recognized are known as variable consideration arrangements. In recognizing revenue for these arrangements, the amount of variable consideration recognized is limited so that it is probable that significant amounts of revenues will not be reversed in future periods when the uncertainty is resolved. For products returned by the customer, we estimate the expected returns based on an analysis of historical experience. For volume discounts earned by the customer, we estimate the discount (if any) based on our estimate of the total expected volume of products sold or services to be provided to the customer during the discount period. In certain contracts for the sale of CBF, we may agree to issue credits for the repurchase of reclaimable used fluids from certain customers at an agreed price that is based on the condition of the fluids. For sales of CBF, we adjust the revenue recognized in the period of shipment by the estimated amount of the credit expected to be issued to the customer, and this estimate is based on historical experience. As of September 30, 2018, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $1.7 million that were recorded in inventory (right of return asset) and accounts payable. There were no material differences between amounts recognized during the three month period ended September 30, 2018, compared to estimates made in a prior period from these variable consideration arrangements.

Contract Assets and Liabilities. Contract assets arise when we transfer products or perform services in fulfillment of a contract obligation but must perform other performance obligations before being entitled to payment. Generally, once we have transferred products or performed services for the customer pursuant to a contract, we recognize revenue and trade accounts receivable, as we are entitled to payment that is unconditional. Any contract assets, along with billed and unbilled accounts receivable, are included in Trade Accounts Receivable in our consolidated balance sheets. Contract liabilities arise when we receive consideration, or consideration is unconditionally due, from a customer prior to transferring products or services to the customer under the terms of a sales contract. We classify contract liabilities as Unearned Income in our consolidated balance sheets. Such deferred revenue typically results from advance payments received on orders for new compressor equipment prior to the time such equipment is completed and transferred to the customer in accordance with the customer contract.

As of September 30, 2018 and December 31, 2017, contract assets were immaterial. The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2018:

September 30, 2018
(In Thousands)
Unearned Income, beginning of period	$17,050
Additional unearned income	101,887
Revenue recognized	(82,050)
Unearned income, end of period	$36,887

Bad debt expense on accounts receivables and contract assets was $1.0 million and $1.3 million during the three and nine month periods ended September 30, 2018, respectively, and $0.1 million and $1.0 million during the three and nine month periods ended September 30, 2017, respectively. During the three month period ended September 30, 2018, contract liabilities increased due to unearned income for consideration received on new compressor equipment being fabricated. During the nine month period ended September 30, 2018, $82.1 million of unearned income was recognized as product sales revenue, primarily associated with deliveries of new compression equipment.

Contract Costs. When costs are incurred to obtain contracts, such as professional fees and sales bonuses, such costs are deferred and amortized over the expected period of benefit. Costs of mobilizing service equipment necessary to perform under service contracts, if significant, are deferred and amortized over the estimated service period, which is generally a few weeks. As of September 30, 2018, such contract costs were immaterial. Where applicable, we establish provisions for estimated obligations pursuant to product warranties by accruing for estimated future product warranty cost in the period of the product sale. Such estimates are based on historical warranty loss experience. Major components of fabricated compressor packages have manufacturer warranties that we pass through to the customer.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note K. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(In Thousands)
Completion Fluids & Products
U.S.	35,426	42,537	97,446	124,209
International	27,647	28,786	95,287	77,337
	63,073	71,323	192,733	201,546
Water & Flowback Services
U.S.	71,579	31,802	189,457	80,219
International	6,989	9,246	33,832	30,094
	78,568	41,048	223,289	110,313
Compression
U.S.	105,655	63,697	273,563	190,553
International	9,606	7,914	27,044	21,929
	115,261	71,611	300,607	212,482
Interdivision eliminations
U.S.	4	(12)	4	(13)
International	(55)	(293)	(329)	(1,311)
	(51)	(305)	(325)	(1,324)
Total Revenue
U.S.	212,664	138,024	560,470	394,968
International	44,187	45,653	155,834	128,049
	256,851	183,677	716,304	523,017

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

Business Overview

As oil and natural gas pricing continued to improve during the third quarter of 2018, the demand for many of our products and services remained strong. This increased demand is particularly reflected in the operating results of our Water & Flowback Services Division and our Compression Division, resulting in consolidated revenues during the three months ended September 30, 2018 increasing by 39.8% compared to the corresponding prior year quarter. Water & Flowback Services Division revenues included the impact of our February 2018 acquisition of SwiftWater Energy Services, LLC ("SwiftWater") along with strong growth in our existing operations. Increased completion activity in key onshore markets has driven the improved operating results. The contribution from SwiftWater on Water & Flowback Services Division revenues and earnings is expected to continue going forward as we capture additional operating and administrative efficiencies with the acquired operations. Our Compression Division also reported increased revenues, as increased demand for compression services has resulted in increased utilization and customer contract pricing. New compressor equipment sales have also increased, and new orders for equipment have exceeded the increased sales recognized, further increasing the new equipment sales backlog to $140.2 million. Our Completion Fluids & Products Division reported a decrease in revenues, as offshore activity levels remain challenged, and earnings decreased compared to the prior year quarter due to the completion of a TETRA CS Neptune(R) completion fluid project during 2017. Despite increased consolidated operating and administrative expenses and the working capital challenges accompanying our growing operations, we anticipate continuing improved revenues and increasing operating cash flows during the remainder of 2018.

Following the strategic transactions that closed during the first quarter of 2018, we have continued to grow our core businesses to capitalize on the improving demand for our products and services. While continuing to consider suitable acquisition opportunities, we have grown organically through an increased capital expenditure program for our core businesses in selected markets. Our Compression Division increased its growth capital expenditure levels during the first nine months of 2018 compared to the corresponding prior year period, as it continues to increase its compression equipment fleet to meet the increasing customer demand for compression services. In addition, we have also increased capital expenditure levels for our Water & Flowback Services Division, as we selectively grow our capacity in certain markets. As a result, growth capital expenditures have increased significantly during the first nine months of 2018 compared to the prior year period. During the third quarter of 2018, we enhanced our debt structure, entering into a new credit agreement (the “Term Credit Agreement”) which provided an initial loan in the amount of $200 million and the availability of additional loans, subject to the terms of the Term Credit Agreement, up to an aggregate amount of $75 million. In addition, during the third quarter of 2018, we entered into an asset-based lending Credit Agreement (the “ABL Credit Agreement”) that provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base, and that contains within the facility a letter of credit sublimit of $20.0 million and a swingline loan sublimit of $10.0 million. Proceeds from both the Term Credit Agreement and ABL Credit Agreement were used to repay our 11% Senior Note and repay all outstanding borrowings and obligations under our existing Bank Credit Agreement. Both the note-purchase agreement related to the 11% Senior Note and the existing Bank Credit Agreement were terminated. To fund its growth, during the first half of 2018, our CSI Compressco LP ("CCLP") subsidiary enhanced its long-term debt structure. Following the March 2018 repayment of its previous bank credit facility and the issuance of the 7.50% Senior Secured First Lien Notes due 2025 (the "CCLP Senior Secured Notes"), in June 2018, CCLP entered into that certain Loan and Security Agreement (the "CCLP New Credit Agreement"), which provides up to $50.0 million to fund ongoing working capital and letter of credit needs and for general business purposes. CCLP also had $26.2 million of available cash as of September 30, 2018, which is available to fund additional Compression Division growth capital expenditures.

Approximately $632.5 million of our consolidated debt balance carrying value is owed by CCLP, serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures), and $343.1 million of which is secured by certain assets of CCLP. The following table provides condensed consolidating balance sheet information reflecting TETRA's net assets and CCLP's net assets that service and secure TETRA's and CCLP's respective capital structures.

	September 30, 2018
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$27,713	$26,186	$—	$53,899
Affiliate receivables	4,376	—	(4,376)	—
Other current assets	209,770	150,793	—	360,563
Property, plant and equipment, net	212,482	632,699	—	845,181
Other assets, including investment in CCLP	34,953	34,545	63,098	132,596
Total assets	$489,294	$844,223	$58,722	$1,392,239

Affiliate payables	$—	$4,376	$(4,376)	$—
Other current liabilities	87,760	94,696	—	182,456
Long-term debt, net	190,425	632,480	—	822,905
CCLP Series A Preferred Units	—	42,250	(5,306)	36,944
Warrants liability	13,224	—	—	13,224
Other non-current liabilities	29,568	953	—	30,521
Total equity	168,317	69,468	68,404	306,189
Total liabilities and equity	$489,294	$844,223	$58,722	$1,392,239

Consolidated cash provided by operating activities for the nine months ended September 30, 2018 was $1.6 million compared to $36.8 million for the nine months ended September 30, 2017, a decrease of $35.2 million, despite improved operating profitability. The decrease was primarily due to cash utilized for working capital due to timing of payments of accounts payable and increased inventory. Consolidated capital expenditures, net of sales proceeds, were $106.3 million during the nine months ended September 30, 2018, and included $78.2 million of capital expenditures by our Compression Division, primarily for growth capital expenditures. Corresponding prior year period consolidated capital expenditures, net of sales proceeds, were $27.8 million, including $13.7 million by our Compression Division. Although our capital expenditure levels are expected to continue to be increased going forward, we defer or reduce capital expenditure projects where possible in order to conserve cash. Key objectives associated with our capital structure (excluding the capital structure of CCLP) include the ongoing management of amounts outstanding and available under the new Term Credit Agreement and ABL Credit Agreement. CCLP also continues to carefully monitor its 2018 capital expenditure program in order to conserve its cash. During the first nine months of 2018, we received $9.0 million from CCLP as our share of CCLP common unit and general partner distributions. As part of long-term strategic growth plans, we and CCLP evaluate opportunities to acquire businesses and assets that may require the payment of cash. Such acquisitions may be funded with existing cash balances, funds under credit facilities, or cash generated from the issuance of equity or debt securities. If it is necessary to issue additional equity to fund our capital needs, additional dilution to our common stockholders will occur.

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

Impairment of Long-Lived Assets

The determination of impairment of long-lived assets, including identified intangible assets, is conducted periodically whenever indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgments as to the future operating cash flows to be generated from these assets throughout their estimated useful lives. If an impairment of a long-lived asset is warranted, we estimate the fair value of the asset based on a present value of these cash flows or the value that could be realized from disposing of the asset in a transaction between market participants. The oil and gas industry is cyclical, and our estimates of the amount of future cash flows, the period over which these estimated future cash flows will be generated, as well as the fair value of an impaired asset, are imprecise. Our failure to accurately estimate these future operating cash flows or fair values could result in certain long-lived assets being overstated, which could result in impairment charges in periods subsequent to the time in which the impairment indicators were first present. Alternatively, if our estimates of future operating cash flows or fair values are understated, impairments might be recognized unnecessarily or in excess of the appropriate amounts. During the three month period ended September 30, 2018, as a result of decreased expected future cash flows from a specific customer contract, we recorded a long-lived asset impairment of an identified intangible asset of $2.9 million. During periods of economic uncertainty, the likelihood of additional material impairments of long-lived assets is higher due to the possibility of decreased demand for our products and services.

Results of Operations

Three months ended September 30, 2018 compared with three months ended September 30, 2017.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$256,851	$183,677	$73,174	39.8%
Gross profit	41,330	42,651	(1,321)	(3.1)%
Gross profit as a percentage of revenue	16.1%	23.2%
General and administrative expense	34,446	29,685	4,761	16.0%
General and administrative expense as a percentage of revenue	13.4%	16.2%
Interest expense, net	18,894	14,654	4,240	28.9%
Warrants fair value adjustment (income) expense	(179)	(47)	(132)
CCLP Series A Preferred Units fair value adjustment (income) expense	498	(1,137)	1,635
Other (income) expense, net	619	(425)	1,044
Loss before taxes and discontinued operations	(12,948)	(79)	(12,869)
Loss before taxes and discontinued operations as a percentage of revenue	(5.0)%	—%
Provision (benefit) for income taxes	(96)	778	(874)
Loss before discontinued operations	(12,852)	(857)	(11,995)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	796	(481)	1,277
Net loss	(12,056)	(1,338)	(10,718)
Loss attributable to noncontrolling interest	5,120	4,483	637
Net income (loss) attributable to TETRA stockholders	$(6,936)	$3,145	$(10,081)

Consolidated revenues during the current year quarter increased compared to the prior year quarter primarily due to a $43.7 million increase in Compression Division revenues. The increase in Compression Division revenues was primarily driven by increased new compressor equipment sales activity. Our Water & Flowback Services Division also reported increased revenues of $37.5 million, primarily due to increased activity in certain domestic and international markets and the February 28, 2018 acquisition of SwiftWater. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit decreased compared to the prior year quarter primarily due to the lower gross profit resulting from the mix of products and services provided by our Completion Fluids & Products Division. This decrease was largely offset, however, by increased gross profit from our Water & Flowback and Compression Divisions. Despite the improvement in the activity levels of certain of our businesses, offshore activity levels remain flat and the impact of pricing pressures continues to impact profitability in certain onshore markets. Operating expenses reflect the increase in consolidated revenues, although we remain aggressive in managing operating costs and minimizing increased headcount, despite the increased operating activities.

Consolidated general and administrative expenses increased during the third quarter of 2018 compared to the prior year quarter, primarily due to increased salary and employee expenses of $3.0 million, increased insurance and other general expenses of $0.6 million, increased provision for bad debt of $0.9 million, as well as increased professional services fees of $0.2 million. Increased general and administrative expenses were driven primarily by our Compression and Water & Flowback Services Divisions. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year quarter.

Consolidated interest expense, net, increased during the third quarter of 2018 compared to the prior year quarter, primarily due to Compression Division interest expense. Compression Division interest expense increased due to higher CCLP outstanding debt balances and a higher interest rate on the CCLP Senior Secured Notes issued in March 2018, a portion of the proceeds of which were used to repay the balance outstanding under the previous CCLP Bank Credit Facility. Interest expense is expected to remain increased compared to prior year periods. Corporate interest expense also increased due to the TETRA Term Credit Agreement and ABL Credit Agreement. Interest expense during the 2018 and 2017 quarterly periods includes $1.1 million and $1.2 million, respectively, of finance cost amortization.

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

Consolidated other (income) expense, net, was $0.6 million of other expense during the current year quarter compared to $0.4 million of other income during the prior year quarter, primarily due to $0.9 million of increased loan fees associated with new TETRA credit agreements and $0.6 million of decreased other income associated with insurance proceeds in the prior year. These increased expenses were offset by $0.6 million of other income associated with the measurement of the contingent purchase price consideration for SwiftWater.

Our consolidated provision for income taxes is generally attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended September 30, 2018 was 0.7%. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

The Tax Reform Act was enacted on December 22, 2017. At September 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Tax Reform Act will be completed in 2018 as provided by SAB 118. We recognized an income tax expense of $54.1 million in the fourth quarter of 2017 associated with the impact of the Tax Reform Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Tax Reform Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018 the impact of the statutory changes enacted by the Tax Reform Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on GILTI, FDII, BEAT, and IRC Section 163(j) interest limitation do not impact our effective tax rate for the three months ended September 30, 2018.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$63,073	$71,323	$(8,250)	(11.6)%
Gross profit	13,129	26,415	(13,286)	(50.3)%
Gross profit as a percentage of revenue	20.8%	37.0%
General and administrative expense	4,909	5,003	(94)	(1.9)%
General and administrative expense as a percentage of revenue	7.8%	7.0%
Interest (income) expense, net	(70)	(8)	(62)
Other (income) expense, net	(423)	22	(445)
Income before taxes	$8,713	$21,398	$(12,685)	(59.3)%
Income before taxes as a percentage of revenue	13.8%	30.0%

The $8.2 million decrease in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to decreased offshore completion fluids activity compared to the prior year, including the impact of completion services activity associated with the 2017 TETRA CS Neptune completion fluid project. This decrease was partially offset by increased sales of manufactured products compared to the prior year period.

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

The Completion Fluids & Products Division reported a decrease in pretax earnings during the current year quarter compared to the prior year quarter primarily due to decreased gross profit discussed above. Completion Fluids & Products Division administrative cost levels decreased compared to the prior year quarter, with $0.7 million of decreased salary and employee related expenses offset by $0.5 million of increased bad debt expense and $0.1 million of increased legal and professional fees. The Completion Fluids & Products Division continues to review opportunities to further reduce its administrative costs. Other income increased primarily due to foreign currency gains.

Water & Flowback Services Division

	Three Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$78,568	$41,048	$37,520	91.4%
Gross profit	11,522	5,348	6,174
Gross profit as a percentage of revenue	14.7%	13.0%
General and administrative expense	5,919	3,726	2,193	58.9%
General and administrative expense as a percentage of revenue	7.5%	9.1%
Interest (income) expense, net	5	(47)	52
Other (income) expense, net	(211)	(419)	208
Income before taxes	$5,809	$2,088	$3,721
Income before taxes as a percentage of revenue	7.4%	5.1%

Water & Flowback Services Division revenues increased during the current year quarter compared to the prior year quarter, primarily due to increased water management services activities. Water management and flowback services activity increased $36.7 million resulting from the impact of increased demand, reflecting the growth in onshore completion activity. The majority of the water management increase was generated from the operations of SwiftWater, which was acquired on February 28, 2018.

The Water & Flowback Services Division reflected increased gross profit during the current year quarter compared to the prior year quarter, due to the increase in revenues and improving customer pricing levels. However, customer pricing continues to be challenging due to excess availability of equipment in certain markets. The increase in gross profit during the current year period was despite the impact of a $2.9 million long-lived asset impairment. The Water & Flowback Services Division continues to monitor its cost structure, minimizing increased costs despite increasing activity levels, and looking to capture additional synergies following the SwiftWater acquisition.

The Water & Flowback Services Division reported increased pretax income during the current year quarter compared to the prior year quarter, primarily due to the improvement in gross profit described above. General and administrative expenses levels increased compared to the prior year quarter, primarily due to the acquisition of SwiftWater, increased salary and employee related expenses of $1.8 million, increased insurance and other general expenses of $0.3 million, and increased bad debt expense of $0.2 million. Due to increased foreign currency losses, other income decreased despite increased income of $0.6 million associated with the remeasurement of the contingent purchase price consideration for SwiftWater.

Compression Division

	Three Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$115,261	$71,611	$43,650	61.0%
Gross profit	16,847	11,015	5,832	52.9%
Gross profit as a percentage of revenue	14.6%	15.4%
General and administrative expense	10,580	8,679	1,901	21.9%
General and administrative expense as a percentage of revenue	9.2%	12.1%
Interest expense, net	13,690	10,811	2,879
CCLP Series A Preferred fair value adjustment income	498	(1,137)	1,635
Other (income) expense, net	(77)	(324)	247
Loss before taxes	$(7,844)	$(7,014)	$(830)	(11.8)%
Loss before taxes as a percentage of revenue	(6.8)%	(9.8)%

Compression Division revenues increased during the current year quarter compared to the prior year quarter, primarily due to a $28.7 million increase in product sales revenues, due to a higher number of new compressor equipment sales compared to the prior year quarter. Demand for new compressor equipment continues to improve, and the current new equipment sales backlog has increased significantly compared to the prior year quarter. In addition, current year revenues reflect a $14.9 million increase in service revenues from compression and aftermarket services operations. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compressor fleet utilization rates. Overall utilization of the Compression Division's compressor fleet has improved sequentially over the past two years, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year quarter compared to the prior year quarter due to increased revenues discussed above. Higher compressor fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded an increased pretax loss during the current year quarter compared to the prior year quarter despite increased gross profit discussed above. Interest expense increased compared to the prior year period, primarily due to higher CCLP outstanding debt balances and a higher interest rate on the CCLP Senior Secured Notes, which were issued in March 2018, compared to the interest rate on the previous CCLP Bank

Credit Facility. Increased interest expense is expected to continue compared to the prior year periods. General and administrative expense levels increased compared to the prior year quarter, due to increased salary and employee-related expenses, including equity compensation, of $1.3 million, increased other general expenses of $0.5 million and increased bad debt expense of $0.4 million. These increases were offset by decreased legal and professional fees of $0.2 million. The CCLP Preferred Units fair value adjustment resulted in a $1.6 million decreased credit to earnings in the current year quarter compared to the prior year period. Other (income) expense, net, reflected decreased income primarily due to decreased income associated with insurance proceeds in the prior period offset by increased foreign currency gains.

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(172)	$(129)	$(43)	(33.3)%
General and administrative expense	13,037	12,277	760	6.2%
Interest (income) expense, net	5,268	3,899	1,369
Warrants fair value adjustment (income)/expense	(179)	(47)	(132)
Other (income) expense, net	1,333	293	1,040
Loss before taxes	$(19,631)	$(16,551)	$(3,080)	(18.6)%

Corporate Overhead pretax loss increased during the current year quarter compared to the prior year quarter, primarily due to increased interest expense resulting from increased borrowings. Corporate general and administrative expense increased due to $0.6 million of increased salary, incentives and employee related expenses, and $0.4 million of increased professional service fees, offset by $0.1 million of decreased other general expenses and $0.1 million of decreased consulting marketing fees. In addition, other expense, net, increased primarily due to $0.9 million of debt issuance fees related to the new ABL Credit Agreement and the new Term Credit Agreement. The fair value of the outstanding Warrants liability resulted in a $0.2 million credit to earnings during 2018 compared to a $0.05 million credit to earnings in the prior year quarter.

Results of Operations

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$716,304	$523,017	$193,287	37.0%
Gross profit	117,114	91,840	25,274	27.5%
Gross profit as a percentage of revenue	16.3%	17.6%
General and administrative expense	98,866	85,896	12,970	15.1%
General and administrative expense as a percentage of revenue	13.8%	16.4%
Interest expense, net	52,246	42,749	9,497	22.2%
Warrants fair value adjustment (income) expense	22	(11,568)	11,590
CCLP Series A Preferred Units fair value adjustment (income) expense	1,344	(4,340)	5,684
Litigation arbitration award income	—	(12,816)	12,816
Other (income) expense, net	7,203	811	6,392
Loss before taxes and discontinued operations	(42,567)	(8,892)	(33,675)	(378.7)%
Loss before taxes and discontinued operations as a percentage of revenue	(5.9)%	(1.7)%
Provision (benefit) for income taxes	3,474	4,176	(702)
Loss before discontinued operations	(46,041)	(13,068)	(32,973)
Discontinued operations:
Income (loss) from discontinued operations (including 2018 loss on disposal of $33.8 million), net of taxes	(40,931)	(14,141)	(26,790)
Net loss	(86,972)	(27,209)	(59,763)
Loss attributable to noncontrolling interest	20,423	16,900	3,523
Net loss attributable to TETRA stockholders	$(66,549)	$(10,309)	$(56,240)

Consolidated revenues for 2018 increased compared to the prior year period, primarily due to increased Water & Flowback Services Division revenues, which increased by $113.0 million. The increase in Water & Flowback Services Division revenues was primarily driven by increased activity in certain domestic and international markets and the February 28, 2018 acquisition of SwiftWater. Our Compression Division reported increased revenues of $88.1 million, primarily due to increased new compressor equipment sales activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year period compared to the prior year period primarily due to the increased revenues of our Water & Flowback Services Division and Compression Division. The increased gross profit from these divisions more than offset the lower gross profit of our Completion Fluids & Products Division, which resulted from the mix of products and services compared to the prior year period. Despite the improvement in activity levels of certain of our businesses, offshore activity levels remain flat and the impact of pricing pressures continues to challenge profitability in certain onshore markets. Operating expenses reflect the increase in consolidated revenues, although we remain aggressive in managing operating costs and minimizing increased headcount, despite the increased operations.

Consolidated general and administrative expenses increased during the current year period compared to the prior year period, primarily due to $5.7 million of increased salary related expenses, $3.3 million of increased professional services fees, $2.9 million of insurance and other general expenses and $1.1 million of increased consulting and other expenses. Increased general and administrative expenses were driven primarily by our Compression and Water & Flowback Services Divisions. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year period.

Consolidated interest expense, net, increased in the current year period primarily due to Compression Division interest expense. Compression Division interest expense increased due to higher CCLP outstanding debt balances and a higher interest rate on the CCLP Senior Secured Notes, a portion of the proceeds of which were used to repay the balance outstanding under the previous CCLP Bank Credit Facility. Increased interest expense is expected to continue compared to prior year periods. Corporate interest expense also increased due to the TETRA Term Credit Agreement and ABL Credit Agreement. Interest expense during 2018 and 2017 includes $3.2 million and $3.5 million, respectively, of finance cost amortization.

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

Consolidated other (income) expense, net, was $7.2 million of expense during the current year period compared to $0.8 million of expense during the prior year period, primarily due to $3.7 million of increased expense associated with the remeasurement of the contingent purchase price consideration for SwiftWater and
$3.5 million of increased expense related to the unamortized deferred financing costs charged to earnings as a result of the termination of the CCLP Bank Credit Facility. In addition, other expense, net, increased approximately $1.0 million due to corporate debt issuance fees pursuant to the new debt agreements. Increased foreign currency gains partially offset these increases.

Our consolidated provision for income taxes during the first nine months of 2018 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the nine month period ended September 30, 2018 of negative 8.2% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

The Tax Reform Act was enacted on December 22, 2017. At September 30, 2018 and December 31, 2017, we had not completed our accounting for the tax effects of enactment of the Tax Reform Act; however, in certain cases, as described below, we made reasonable estimates of the effects and recorded provisional amounts. We will continue to make and refine our calculations as additional analysis is completed. The accounting for the tax effects of the Tax Reform Act will be completed in 2018 as provided by SAB 118. We recognized an income tax expense of $54.1 million in the fourth quarter of 2017 associated with the impact of the Tax Reform Act, which was fully offset by a decrease in the valuation allowance previously recorded on our net deferred tax assets. As such, the Tax Reform Act resulted in no net tax expense in the fourth quarter of 2017. We have considered in our estimated annual effective tax rate for 2018 the impact of the statutory changes enacted by the Tax Reform Act, including reasonable estimates of those provisions effective for the 2018 tax year. Our estimate on GILTI, FDII, BEAT, and IRC Section 163(j) interest limitation do not impact our effective tax rate for the nine months ended September 30, 2018.

Divisional Comparisons

Completion Fluids & Products Division

	Nine Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$192,733	$201,546	$(8,813)	(4.4)%
Gross profit	34,211	60,104	(25,893)	(43.1)%
Gross profit as a percentage of revenue	17.8%	29.8%
General and administrative expense	14,011	14,935	(924)	(6.2)%
General and administrative expense as a percentage of revenue	7.3%	7.4%
Interest (income) expense, net	(434)	32	(466)
Litigation arbitration award income	—	(12,816)	12,816
Other (income) expense, net	(509)	467	(976)
Income before taxes	$21,143	$57,486	$(36,343)	(63.2)%
Income before taxes as a percentage of revenue	11.0%	28.5%

The decrease in Completion Fluids & Products Division revenues during the current year period compared to the prior year period was primarily due to $12.6 million of decreased service revenues, due to a reduction in completion services activity associated with a 2017 TETRA CS Neptune completion fluid project. This decrease was offset by $3.8 million of increased product sales revenue, attributed to increased manufactured products sales, partially offset by reduced CBF product sales revenues in the U.S. Gulf of Mexico.

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

The Completion Fluids & Products Division reported a significant decrease in pretax earnings during the current year period compared to the prior year period due to the reduction in gross profit discussed above and due to the collection of an arbitration award of $12.8 million during January 2017 that was credited to earnings. Completion Fluids & Products Division administrative cost levels decreased compared to the prior year period, as $1.6 million of decreased salary and employee related expenses, were partially offset by $0.4 million of increased legal and professional fees and $0.2 million of increased bad debt expense. The Completion Fluids & Products Division continues to review opportunities to further reduce its administrative costs. Other income increased during the current year compared to the prior year. This increase was primarily due to $0.8 million of contract income recorded during the current year period.

Water & Flowback Services Division

	Nine Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$223,289	$110,313	$112,976	102.4%
Gross profit	41,556	7,350	34,206
Gross profit as a percentage of revenue	18.6%	6.7%
General and administrative expense	17,641	11,408	6,233	54.6%
General and administrative expense as a percentage of revenue	7.9%	10.3%
Interest (income) expense, net	(10)	(294)	284
Other (income) expense, net	3,257	(666)	3,923
Income (loss) before taxes	$20,668	$(3,098)	$23,766	767.1%
Income (loss) before taxes as a percentage of revenue	9.3%	(2.8)%

Water & Flowback Services Division revenues increased during the current year period compared to the prior year period primarily due to increased water management services activity. Water management and flowback services revenues increased $117.8 million during the current year period compared to the prior year period primarily resulting from the acquisition of SwiftWater and increased demand in completion activity. We estimate that approximately $65.0 million of the water management services revenue increase was generated from the operations of SwiftWater, which was acquired on February 28, 2018. Product sales revenue decreased by $4.8 million, due to an international equipment sale in the prior period.

The Water & Flowback Services Division reflected increased gross profit during the current year period compared to the prior year period, due to the increase in revenues and improving customer pricing levels. However, customer pricing continues to be challenging due to excess availability of equipment in certain markets. The increase in gross profit during the current year period was despite the impact of a $2.9 million long-lived asset impairment. The Water & Flowback Services Division continues to monitor its cost structure, minimizing increased costs despite increasing activity levels, and looking to capture additional synergies following the SwiftWater acquisition.

The Water & Flowback Services Division reported pretax income compared to a pretax loss during the prior year period, primarily due to the improvement in gross profit described above. General and administrative expenses increased primarily due to the acquired SwiftWater operations, with increased wage and benefit related expenses of $5.1 million, increased general expenses of $0.6 million, and increased professional fees of $0.3 million. Other expense, net, was recorded during the current year period primarily due to $3.7 million of increased expense associated with the remeasurement of the contingent purchase price consideration for SwiftWater and increased foreign currency losses of $0.2 million.

Compression Division

	Nine Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Revenues	$300,607	$212,482	$88,125	41.5%
Gross profit	41,820	24,711	17,109	69.2%
Gross profit as a percentage of revenue	13.9%	11.6%
General and administrative expense	29,708	25,670	4,038	15.7%
General and administrative expense as a percentage of revenue	9.9%	12.1%
Interest expense, net	38,538	31,098	7,440
CCLP Series A Preferred fair value adjustment	1,344	(4,340)	5,684
Other (income) expense, net	2,747	(190)	2,937
Income (loss) before taxes	$(30,517)	$(27,527)	$(2,990)	(10.9)%
Income (loss) before taxes as a percentage of revenue	(10.2)%	(13.0)%

Compression Division revenues increased during the current year period compared to the prior year period, primarily due to a $59.4 million increase in product sales revenues, due to a higher number of new compressor equipment sales compared to the prior year period. Demand for new compressor equipment continues to improve, and the current equipment sales backlog has increased significantly compared to the prior year period. Cumulative new equipment sales orders added to our backlog during the nine month period ended September 30, 2018 were $169 million. New equipment sales orders generally take less than 12 months to build and deliver. In addition, current year revenues reflect a $28.8 million increase in service revenues from compression and aftermarket services operations. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compressor fleet utilization rates. Overall utilization of the Compression Division's compressor fleet has improved sequentially for the past two year period, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year period compared to the prior year due to increased revenues discussed above. The increased compressor fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded an increased pretax loss despite increased gross profit discussed above. Interest expense increased compared to the prior year period due to higher outstanding CCLP debt balances and a higher interest rate from the CCLP Senior Secured Notes, issued in March 2018, when compared to the previous CCLP Bank Credit Facility. Increased interest expense is expected to continue compared to the prior year periods. In addition, other (income) expense, net, reflected an increased expense primarily due to $3.5 million of unamortized deferred financing costs charged to earnings as a result of the termination of the previous CCLP Bank Credit Facility. In addition, the Series A Preferred fair value adjustment resulted in a charge to earnings during the current year period compared to a credit to earnings in the prior year period. General and administrative expense levels increased compared to the prior year period, due to increased salary and employee-related expenses, including equity compensation, of $2.3 million, increased other general expenses of $1.5 million, and $0.2 million of increased sales and marketing expenses.

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2018	2017	2018 vs 2017	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(487)	$(338)	$(149)	(44.1)%
General and administrative expense	37,506	33,883	3,623	10.7%
Interest expense, net	14,152	11,913	2,239
Warrants fair value adjustment (income)/expense	22	(11,568)	11,590
Other (income) expense, net	1,703	1,026	677
Loss before taxes	$(53,870)	$(35,592)	$(18,278)	(51.4)%

Corporate Overhead pretax loss increased during the current year period compared to the prior year period, primarily due to the adjustment of the fair value of the outstanding Warrants liability that resulted in a $0.02 million charge to earnings compared to an $11.6 million credit to earnings during the prior year period. Corporate general and administrative expense increased primarily due to $2.6 million of increased professional fees, including $0.9 million of transaction costs, $0.7 million of increased general expenses, and $0.4 million of increased consulting fees. In addition, interest expense increased due to increased borrowings. Other expense increased, primarily due to $0.9 million of debt issuance fees pursuant to the new ABL Credit Agreement and the new Term Credit Agreement.

Liquidity and Capital Resources

We reported a decrease in consolidated cash flows provided by operating activities during the first nine months of 2018 compared to the corresponding prior year period. This decrease occurred despite the improved profitability of our operations, due to increased working capital needs largely due to the timing of payments of accounts payable. CCLP generated $6.5 million of our consolidated operating cash flows during the nine months ended September 30, 2018 compared to $24.6 million during the prior year period. We received $9.0 million of cash distributions from CCLP during the nine months ended September 30, 2018 compared to $11.3 million during the corresponding prior year period. We believe that the capital structure steps we have taken during the past three years continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating and financial markets. We and CCLP are in compliance with all covenants of our respective debt agreements as of September 30, 2018.

Our consolidated sources and uses of cash during the nine months ended September 30, 2018 and 2017 are as follows:

	Nine months ended September 30,
	2018	2017
	(In Thousands)
Operating activities	$1,633	$36,834
Investing activities	(145,480)	(31,624)
Financing activities	170,608	(21,162)

Because of the level of consolidated debt, we believe it is important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. (See Financing Activities section below for a discussion of the terms of our and CCLP's respective debt arrangements.) Our consolidated debt outstanding has a carrying value of approximately $822.9 million as of September 30, 2018. However, approximately $632.5 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP, $343.1 million of which is secured by certain of CCLP's assets. Through our common unit ownership interest in CCLP, which was approximately 36% as of September 30, 2018, and ownership of an approximately 1.5% general partner interest, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $26.2 million of the $53.9 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. On September 10, 2018, we entered into the ABL Credit Agreement and Term Credit Agreement. In connection with the closing of these loans, we used a portion of the proceeds to repay all outstanding borrowings and obligations under our then existing Bank Credit Agreement and all outstanding indebtedness under the 11% Senior Note. As of September 30, 2018, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had $47.4 million availability under the ABL Credit Agreement. See TETRA Long-Term Debt section below for further discussion. Following the issuance of the CCLP Senior Secured Notes, CCLP used a portion of the proceeds to repay the borrowings outstanding under CCLP's previous bank revolving credit facility, which was then terminated. In June 2018, CCLP entered into the CCLP New Credit Agreement. As of September 30, 2018, and subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings under the CCLP New Credit Agreement, CCLP had availability of $23.3 million. See CCLP Financing Activities below for further discussion.

Operating Activities

Consolidated cash flows provided by operating activities totaled $1.6 million during the first nine months of 2018 compared to $36.8 million during the corresponding prior year period, a decrease of $35.2 million. Operating cash flows decreased despite improved operating profitability due to the use of cash for working capital changes, particularly related to the timing of payments of accounts payable. We have taken steps to aggressively manage working capital, including increased collection efforts. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Demand for the vast majority of our products and services is driven by oil and gas industry activity, which is impacted by oil and natural gas commodity prices. With the increase in crude oil prices in early 2018, operating plans and capital expenditure levels of many of our oil and natural gas customers have increased, benefiting certain of our operating segments with improved revenues and cash flows. The acquisition of SwiftWater provided additional revenues and operating cash flows during the nine months ended September 30, 2018 and is expected to continue to do so going forward. Growth in completion activity compared to early 2017 has resulted in improved cash provided by operating activities of our Water & Flowback Services Division. The increased capital expenditure activity of our Compression Division customers has resulted in increased demand for compression services and equipment, and increased revenues of our Compression Division. However, oil and natural gas prices are expected to continue to be volatile in the future, and if oil and gas industry activity levels decrease in the future, we expect that our levels of operating cash flows will be negatively affected. During early 2018, and despite increasing activity levels, our goal has been to minimize growth to our operating and administrative headcount and continue to maintain a low cost structure for our businesses.

As part of the sale of our Offshore Division in March 2018, Orinoco assumed all liabilities and obligations currently associated with our former Maritech subsidiary, including but not limited to all current and future decommissioning obligations related to properties owned or formerly owned by our Maritech subsidiary prior to its purchase by Orinoco.

Investing Activities

During the first nine months of 2018, the total amount of our net cash utilized for investing activities was $145.5 million. The acquisition of SwiftWater included initial cash purchase consideration of $42.0 million, plus $1.0 million which was subsequently paid in August 2018 as a working capital adjustment. Total cash capital expenditures during the first nine months of 2018 were $107.1 million. Our Completion Fluids & Products Division spent $3.0 million on capital expenditures during the first nine months of 2018, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $23.6 million on capital expenditures, primarily to add to its water management equipment fleet. Our Compression Division spent $77.0 million, primarily for growth capital expenditure projects to increase its compression fleet.

Generally, a majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to expand our operations in the future. Excluding our Compression Division, we expect to spend approximately $40 to $50 million during 2018 on capital expenditures, primarily to expand our water management services equipment fleet. Our Compression Division expects to spend approximately $110 to $120 million on capital expenditures during 2018 to expand its compressor fleet in response to increased demand for compression services. The level of future growth capital expenditures depends on forecasted demand for our products and services. If the forecasted demand for our products and services during 2018 increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Financing Activities

During the first nine months of 2018, the total amount of consolidated cash provided by financing activities was $170.6 million, consisting primarily of the proceeds from the issuance of long-term debt. We entered into the ABL Credit Agreement and Term Credit Agreement, a portion of which were used to repay all outstanding borrowings and obligations under our then existing Bank Credit Agreement and all outstanding indebtedness under the 11% Senior Notes and will fund future capital and working capital requirements. Prior to it being terminated as part of the September 2018 debt restructuring, borrowings under our Bank Credit Agreement were primarily used to fund the purchase of SwiftWater. CCLP issued the CCLP Senior Secured Notes, a portion of which was used to repay the CCLP Bank Credit Facility and will provide additional funding for future capital expenditures. We and CCLP may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, leases, issuances of equity and debt securities, and other sources of capital. We and CCLP are in compliance with all covenants of our respective credit and debt agreements as of September 30, 2018.

See CCLP Financing Activities below for discussion of the CCLP Preferred Units and CCLP's long-term debt.

TETRA Long-Term Debt

Asset-Based Credit Agreement. On September 10, 2018, TETRA, as borrower, and certain of its subsidiaries, as loan parties and guarantors, entered into an asset-based lending Credit Agreement (the “ABL Credit Agreement”) with a syndicate of lenders, including JPMorgan Chase Bank, N.A., as administrative agent (collectively, the "ABL Lenders"). The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of TETRA’s and any other borrowers’ inventory and accounts receivable, and contains within the facility a letter of credit sublimit of $20.0 million and a swingline loan sublimit of $10.0 million. As of November 7, 2018, we have $15.0 million outstanding under our ABL Credit Agreement and $6.1 million letters of credit.

Borrowings under the ABL Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) London InterBank Offering Rate (“LIBOR”) (adjusted to reflect any required bank reserves) for an interest period equal to one, two, three or six months (as selected by TETRA) plus a margin based upon a fixed charge coverage ratio or (ii) a base rate plus a margin based on a fixed charge coverage ratio. The base rate is determined by reference to the highest of (a) the prime rate of interest as announced from time to time by JPMorgan Chase Bank, N.A. (b) the Federal Funds Effective Rate (as defined in the ABL Credit Agreement) plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum. Initially, from September 10, 2018 until the delivery of the financial statements for the fiscal quarter ending September 30, 2018, LIBOR-based loans have an applicable margin of 2.00% per annum and base-rate loans have an applicable margin of 1.0% per annum. Thereafter, the applicable margin will range between 1.75% and 2.25% per annum for LIBOR-based loans and 0.75% to 1.25% per annum for base-rate loans, based upon the applicable fixed charge coverage ratio. In addition to paying interest on the outstanding principal under the ABL Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at an applicable rate ranging from 0.375% to 0.5% per annum, paid monthly in arrears based on utilization of the commitments under the ABL Credit Agreement. TETRA will also be required to pay a customary letter of credit fee equal to the applicable margin on LIBOR-based loans and fronting fees.

The revolving loans under the ABL Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to applicable breakage fees. The maturity date of the ABL Facility is September 10, 2023.

The ABL Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of TETRA and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness, and the sale of assets. The ABL Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the ABL Credit Agreement) of not less than 1.00 to 1.00 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of September 30, 2018, such conditions have not occurred. All obligations under the ABL Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest for the benefit of the ABL Lenders on substantially all of the personal property of TETRA and certain subsidiaries, the equity interests in certain domestic subsidiaries, including CCLP, and a maximum of 65% of the equity interests issued by certain foreign subsidiaries.

The ABL Credit Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.

Proceeds of loans under the ABL Credit Agreement were used to pay certain debt of TETRA existing on the effective date of the ABL Credit Agreement and may be used for working capital needs, capital expenditures and other general corporate purposes, including acquisitions. The ABL Credit Agreement replaced our previous Bank Credit Agreement, as defined and discussed in further detail below.

Term Credit Agreement

On September 10, 2018, TETRA, as borrower, entered into a credit agreement (the “Term Credit Agreement”) with a syndicate of lenders (collectively, the “Term Lenders”) and Wilmington Trust, National Association, as administrative agent. The Term Credit Agreement provides an initial loan in the amount of $200 million (the “Initial Term Loan”) and the availability of additional loans, subject to the terms of the Term Credit Agreement, up to an aggregate amount of $75 million (the “Additional Term Loans,” and together with the Initial Term Loan, the “Term Loan”). As of November 7, 2018, $200.0 million in aggregate principal amount of our Term Credit Agreement is outstanding.

Borrowings under the Term Credit Agreement bear interest at a rate per annum equal to, at the option of TETRA, either (i) LIBOR (adjusted to reflect any required bank reserves) for an interest period equal to one, three or six months (as selected by TETRA) plus a margin of 6.25% per annum or (ii) a base rate plus a margin of 5.25% per annum. The base rate is determined by reference to the highest of (a) the rate of interest as set forth in the print edition of The Wall Street Journal as the base rate on corporate loans posted by at least 70% of the largest U.S. banks announced from time to time by The Wall Street Journal as its prime rate, (b) the Federal Funds Rate (as defined in the Term Credit Agreement) plus 0.5% per annum and (c) LIBOR (adjusted to reflect any required bank reserves) for a one-month period on such day plus 1.0% per annum. In addition to paying interest on the outstanding principal under the Term Credit Agreement, TETRA is required to pay a commitment fee in respect of the unutilized commitments at the rate of 1.0% per annum, paid quarterly in arrears based on utilization of the commitments under the Term Credit Agreement.

The Term Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of TETRA and certain of its subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, engaging in mergers and other fundamental changes, the making of investments, entering into transactions with affiliates, the payment of dividends and other restricted payments, the prepayment of other indebtedness, and the sale of assets. The Term Credit Agreement also contains a requirement that the borrowers comply at the end of each fiscal quarter with a minimum Interest Coverage Ratio (as defined in the Term Credit Agreement) of 1.00 to 1.00. As of September 30, 2018, TETRA is in compliance with the Interest Coverage Ratio requirement.

All obligations under the Term Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a security interest for the benefit of the Term Lenders on substantially all of the personal property of TETRA and certain subsidiaries, the equity interests in certain domestic subsidiaries, including CCLP, and a maximum of 65% of the equity interests issued by certain foreign subsidiaries.

The Term Credit Agreement includes customary events of default including non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations or warranties, cross-default to other material indebtedness, bankruptcy and insolvency events, invalidity or impairment of security interests or invalidity of loan documents, certain ERISA events, unsatisfied or unstayed judgments and change of control.

Proceeds from the Initial Term Loan, net of a 2% discount in the amount of $4.0 million, were used to prepay the outstanding indebtedness under the $125,000,000 11.00% Senior Secured Notes due November 5, 2022 (the “11.0% Senior Notes”) and indebtedness of TETRA under our existing Bank Credit Agreement discussed below. Proceeds of any Additional Term Loans may be used for acquisitions, subject to the terms of the Term Credit Agreement. The loans under the Term Credit Agreement may be voluntarily prepaid, in whole or in part, subject to applicable breakage fees. Any prepayment prior to the one-year anniversary is subject to a “make-whole” payment as set forth in the Term Credit Agreement. Thereafter, any prepayment during the period commencing after the one-year anniversary and ending on the two-year anniversary will have a premium of 3.0% and during the period commencing after the two-year anniversary and ending on the three-year anniversary, a premium of 1.0%. The maturity date of the Term Credit Agreement is September 10, 2025. There is no prepayment premium required after the third anniversary.

Bank Credit Agreement

On September 10, 2018, in connection with the closing of the above-described loans, TETRA repaid all outstanding borrowings and obligations under our then existing Bank Credit Agreement with a portion of the net proceeds from the above-described loans, and terminated the existing Bank Credit Agreement. Certain ABL Lenders were lenders under the existing Bank Credit Agreement and, accordingly, received a portion of the proceeds from the above-described loans in connection with the repayment of the outstanding borrowings under the existing Bank Credit Agreement.

11% Senior Note

On September 10, 2018, in connection with the closing of the above-described loans, TETRA repaid all outstanding indebtedness under the 11% Senior Note with a portion of the proceeds from the above-described loans, terminating its obligations under the 11% Senior Note. Affiliates of certain Term Lenders were holders of the 11% Senior Note and, accordingly, received a portion of the proceeds from the Term Credit Agreement in connection with the repayment of the outstanding indebtedness under the 11% Senior Note. In connection with the early termination of the 11% Senior Note, TETRA paid $7.0 million of "make-whole" prepayment fee in accordance with the terms of the 11% Senior Note.

CCLP Financing Activities

In March 2018, CCLP issued an aggregate $350.0 million of its CCLP Senior Secured Notes, and the net proceeds of $342.7 million were partially used to repay the remaining outstanding balance of $258.0 million under the CCLP Bank Credit Facility, which was then terminated. See below for a further discussion of the CCLP Senior Secured Notes. The remaining proceeds are being used to fund CCLP capital expenditures, including the increasing capital expenditures mentioned above that are needed in order to grow and maintain the capacity of CCLP's compressor and equipment fleet, as well as for general partnership needs.

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

A ratable portion of the CCLP Preferred Units has been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 (each, a “Conversion Date”), subject to certain provisions of the Second Amended and Restated CCLP Partnership Agreement that may delay or accelerate all or a portion of such monthly conversions. On each Conversion Date, a portion of the CCLP Preferred Units will convert into CCLP common units representing limited partner interests in CCLP in an amount equal to, with respect to each CCLP Preferred Unitholder, the number of CCLP Preferred Units held by such CCLP Preferred Unitholder divided by the number of Conversion Dates remaining, subject to adjustment described in the Second Amended and Restated CCLP Partnership Agreement, with the conversion price (the "Conversion Price") determined by the trading prices of the common units over the prior month, among other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units. The maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is potentially unlimited; however, CCLP may, at its option, pay cash, or a combination of cash and CCLP common units, to the CCLP Preferred Unitholders instead of issuing CCLP common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated CCLP Partnership Agreement and the CCLP New Credit Agreement (defined below). Including the impact of paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, the total number of CCLP Preferred Units outstanding as of September 30, 2018 was 3,623,950, of which we held 455,127.

Because the CCLP Preferred Units may be settled using a variable number of CCLP common units, the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480 "Distinguishing Liabilities and Equity." The fair value of the CCLP Preferred Units as of September 30, 2018 was $36.9 million. Changes in the fair value during each quarterly period, if any, are charged or credited to earnings in the accompanying consolidated statements of operations. Charges or credits to earnings for changes in the fair value of the CCLP Preferred Units, along with the interest expense for the accrual and payment of paid-in-kind distributions associated with the CCLP Preferred Units, are non-cash charges and credits associated with the CCLP Preferred Units.

In addition, the CCLP Unit Purchase Agreements include certain provisions regarding change of control, transfer of CCLP Preferred Units, indemnities, and other matters. The CCLP Unit Purchase Agreements contain customary representations, warranties and covenants of CCLP and the purchasers.

CCLP Bank Credit Facilities. On June 29, 2018, CCLP and two of its wholly owned subsidiaries (collectively the "CCLP Borrowers"), and certain of its wholly owned subsidiaries named therein as guarantors (the "CCLP New Credit Agreement Guarantors"), entered into a Loan and Security Agreement (the "CCLP New Credit Agreement") with the lenders thereto (the "Lenders"), and Bank of America, N.A., in its capacity as administrative agent, collateral agent, letter of credit issuer, and swing line lender. All of the CCLP Borrowers' obligations under the CCLP New Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The CCLP New Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of CCLP’s and any other borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the CCLP New Credit Agreement.

The CCLP Borrowers may borrow funds under the CCLP New Credit Agreement to pay fees and expenses related to the CCLP New Credit Agreement and for the Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the CCLP New Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the CCLP New Credit Agreement is June 29, 2023. As of September 30, 2018, no balance was outstanding under the CCLP New Credit Agreement. As of November 7, 2018, CCLP has no balance outstanding under the CCLP New Credit Agreement and $5.7 million letters of credit, leaving availability under the CCLP New Credit Agreement of $17.6 million.

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

The CCLP New Credit Agreement contains certain affirmative and negative covenants, including covenants that restrict the ability of the CCLP Borrowers, the CCLP New Credit Agreement Guarantors, and certain of their subsidiaries to take certain actions including, among other things and subject to certain significant exceptions, the incurrence of debt, the granting of liens, the making of investments, entering into transactions with affiliates, the payment of dividends, and the sale of assets. The CCLP New Credit Agreement also contains a provision that may require a fixed charge coverage ratio (as defined in the CCLP New Credit Agreement) of not less than 1.0 to 1.0 in the event that certain conditions associated with outstanding borrowings and cash availability occur. As of September 30, 2018, such conditions have not occurred.

All obligations under the CCLP New Credit Agreement and the guarantees of those obligations are secured, subject to certain exceptions, by a first priority security interest for the benefit of the Lenders in the CCLP Borrowers’ and the CCLP New Credit Agreement Guarantors’ present and future accounts receivable, inventory and related assets, and proceeds of the foregoing.

CCLP Senior Secured Notes. On March 8, 2018, CCLP entered into the Purchase Agreement (the “Purchase Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers listed in Schedule A thereto (collectively, the “Initial Purchasers”), pursuant to which the CCLP Issuers agreed to issue and sell to the Initial Purchasers $350.0 million aggregate principal amount of the CCLP Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the "CCLP Senior Secured Notes") (the "CCLP Offering") pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). As of November 7, 2018, $350.0 million in aggregate principal amount of our 7.50% Senior Secured Notes are outstanding.

The CCLP Issuers closed the Offering on March 22, 2018. The CCLP Senior Secured Notes were issued at par for net proceeds of approximately $342.7 million, after deducting certain financing costs. CCLP used a portion of the net proceeds to repay in full and terminate CCLP's existing bank Credit Agreement and plans to use the remainder for general partnership purposes, including the expansion of its compression fleet. The CCLP Senior Secured Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees" and, together with the CCLP Senior Secured Notes, the "CCLP Senior Secured Note Securities") on a senior secured basis initially by each of CCLP's domestic restricted subsidiaries (other than CSI Compressco Finance Inc., certain immaterial subsidiaries and certain other excluded domestic subsidiaries) and are secured by a first-priority security interest in substantially all of the CCLP Issuers' and the Guarantors' assets (other than certain excluded assets, including the collateral of the CCLP New Credit Agreement) (the "Collateral") as collateral security for their obligations under the CCLP Senior Secured Notes, subject to certain permitted encumbrances and exceptions. On the closing date, we entered into an indenture (the "Indenture") by and among the Obligors and U.S. Bank National Association, as trustee with respect to the CCLP Senior Secured Note Securities. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum. Interest on the CCLP Senior Secured Notes are payable semi-annually in arrears on April 1 and October 1 of each year, beginning October 1, 2018. The CCLP Senior Secured

Notes are scheduled to mature on April 1, 2025. In connection with the CCLP Offering, CCLP incurred total financing costs of $7.4 million related to the CCLP Senior Secured Notes. These costs are deferred, netting against the carrying value of the amount outstanding.

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

CCLP Senior Notes. The obligations under the CCLP 7.25% Senior Notes (the "CCLP Senior Notes") are jointly and severally and fully and unconditionally, guaranteed on a senior unsecured basis by each of CCLP’s domestic restricted subsidiaries (other than CSI Compressco Finance) that guarantee CCLP’s other indebtedness (the "Guarantors" and together with the Issuers, the "Obligors"). The CCLP Senior Notes and the subsidiary guarantees thereof (together, the "CCLP Senior Note Securities") were issued pursuant to an indenture described below. As of November 7, 2018, $295.9 million in aggregate principal amount of the CCLP Senior Notes are outstanding.

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

The CCLP Senior Note Indenture contains customary covenants restricting CCLP’s ability and the ability of its restricted subsidiaries to: (i) pay dividends and make certain distributions, investments and other restricted payments; (ii) incur additional indebtedness or issue certain preferred shares; (iii) create certain liens; (iv) sell assets; (v) merge, consolidate, sell or otherwise dispose of all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) designate its subsidiaries as unrestricted subsidiaries under the CCLP Senior Note Indenture. The CCLP Senior Note Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the CCLP Senior Note Indenture, the Trustee or the holders of at least 25% in aggregate principal amount of the CCLP Senior Notes then outstanding may declare all amounts owing under the CCLP Senior Notes to be due and payable. CCLP is in compliance with all covenants of the CCLP Senior Note Purchase Agreement as of September 30, 2018.

Other Sources and Uses

In addition to the various aforementioned credit facilities and senior notes, we and CCLP fund our respective short-term liquidity requirements from cash generated by our respective operations, leases, and from short-term vendor financing. Should additional capital be required, we believe that we have the ability to raise such capital through the issuance of additional debt or equity securities. However, instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time.

TETRA's ABL Credit Agreement matures in September 2023, TETRA's Term Credit Agreement matures in September 2025, the CCLP Senior Notes mature in August 2022, the CCLP Senior Secured Notes mature in March 2025, and the CCLP New Credit Agreement matures in June 2023. The replacement of these capital sources at similar or more favorable terms is not certain. If it is necessary to issue additional equity to fund our capital needs, additional dilution to our common stockholders will occur.

Although near-term growth plans pursuant to our long-term growth strategy have resumed, they are being reviewed carefully and are subject to our continuing efforts to conserve cash. CCLP has also increased its growth capital expenditure activity in response to increased demand for compression services. CCLP's long-term growth objectives are funded from its available cash, other borrowings, and cash generated from the issuance of equity or debt securities.

On March 23, 2016, we filed a universal shelf Registration Statement on Form S-3 with the SEC. On April 13, 2016, the Registration Statement on Form S-3 was declared effective by the SEC. Pursuant to this registration statement, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $164.4 million. This shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.

As part of long-term strategic growth plans, we and CCLP evaluate opportunities to acquire businesses and assets that may require the payment of cash. Such acquisitions may be funded with existing cash balances, borrowings under credit facilities, or cash generated from the issuance of equity or debt securities.

The Second Amended and Restated Partnership Agreement of CCLP requires that within 45 days after the end of each quarter, CCLP distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the nine months ended September 30, 2018, CCLP distributed $22.9 million in cash, including $13.9 million to its public unitholders. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt services requirements. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit, or that there will not be future decreases in the amount of distributions going forward.

Off Balance Sheet Arrangements

As of September 30, 2018, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Other Contingencies

During 2011, in connection with the sale of a significant majority of Maritech's oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. In March 2018, we closed the Maritech Asset Purchase Agreement with Orinoco that provided for the purchase by Orinoco of the Maritech Properties. Also in March 2018, we finalized the Maritech Equity Purchase Agreement with Orinoco that provided for the purchase by Orinoco of the Maritech Equity Interests. As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments and Orinoco assumed all of Maritech's remaining abandonment and decommissioning obligations. For further discussion, see Note D - "Acquisitions and Dispositions," in the Notes to Consolidated Financial Statements.

Contractual Obligations

	Payments Due
	Total	2018	2019	2020	2021	2022	Thereafter
	(In Thousands)
Long-term debt - TETRA	$210,000	$—	$—	$—	$—	$—	$210,000
Long-term debt - CCLP	645,930	—	—	—	—	295,930	350,000
Interest on debt - TETRA	115,956	4,177	16,708	16,708	16,708	16,708	44,947
Interest on debt - CCLP	253,980	11,883	47,532	47,532	47,532	40,438	59,063
Purchase obligations	106,320	2,370	9,450	9,450	9,450	9,450	66,150
Decommissioning and other asset retirement obligations	12,014	—	—	—	—	—	12,014
Operating and capital leases	78,440	4,202	12,022	10,548	8,517	6,358	36,793
Total contractual cash obligations(1)	$1,422,640	$22,632	$85,712	$84,238	$82,207	$368,884	$778,967

(1)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $1.2 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of tax settlements. These excluded amounts also include approximately $36.9 million of liabilities related to the CCLP Series A Convertible Preferred Units. The preferred units are expected to be serviced and satisfied with non-cash paid-in-kind distributions and conversions to CCLP common units. See "Note G – CCLP Series A Convertible Preferred Units," in the Notes to Consolidated Financial Statements for further discussion.

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, and as included in our other filings with the SEC, which are available free of charge on the SEC website at www.sec.gov.

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

Interest Rate Risk

As of September 30, 2018, due to borrowings made during the period then ended, we had a balance outstanding under the Term Credit Agreement and ABL Credit Agreement, and such borrowings bear interest at variable rates of interest (currently 8.2%).

	Expected Maturity Date							Fair Market Value
($ amounts in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
September 30, 2018
U.S. dollar variable rate - TETRA	$—	$—	$—	$—	$—	$210,000	$210,000	$210,000
U.S. dollar fixed rate - CCLP	$—	$—	$—	$—	$295,930	$350,000	$645,930	$634,300
Weighted average interest rate (fixed)	—	—	—	—	7.25%	7.50%	—

Exchange Rate Risk

As of September 30, 2018, there have been no material changes pertaining to our exchange rate exposures as disclosed in our Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, the end of the period covered by this quarterly report.

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

Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2018	—	(2)	$—	—	$14,327,000
August 1 – August 31, 2018	12,906	(2)	4.60	—	14,327,000
September 1 – September 30, 2018	154	(2)	4.51	—	14,327,000
Total	13,060			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

4.1
Credit Agreement, date September 10, 2018, among TETRA Technologies, Inc. and JPMorgan Chase Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 13, 2018 (SEC File No. 001-13455).

4.2
Credit Agreement, date September 10, 2018, among TETRA Technologies, Inc. and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 13, 2018 (SEC File No. 001-13455).

4.3
Intercreditor Agreement, date September 10, 2018 ,among TETRA Technologies, Inc., JPMorgan Chase Bank, and Wilmington Trust, National Association (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on September 13, 2018 (SEC File No. 001-13455).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2018 and 2017; (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2018.

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

TETRA Technologies, Inc.

Date:	November 8, 2018	By:	/s/Stuart M. Brightman
Stuart M. Brightman
Chief Executive Officer

Date:	November 8, 2018	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer and Principal Accounting Officer