Form 10-Q
period 2019-03-31
TETRA TECHNOLOGIES INC
filed 2019-05-10
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2019
or
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

_______________________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [ X ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ X ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [ X ]
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	TTI	New York Stock Exchange

 As of May 8, 2019, there were 125,609,276 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues:
Product sales	$91,781	$75,953
Services	151,947	123,428
Total revenues	243,728	199,381
Cost of revenues:
Cost of product sales	74,588	60,214
Cost of services	102,156	84,743
Depreciation, amortization, and accretion	30,628	26,441
Impairments and other charges	146	—
Total cost of revenues	207,518	171,398
Gross profit	36,210	27,983
General and administrative expense	34,277	30,803
Interest expense, net	18,379	14,973
Warrants fair value adjustment (income) expense	407	(1,994)
CCLP Series A Preferred Units fair value adjustment (income) expense	1,163	1,358
Other (income) expense, net	(951)	2,776
Loss before taxes and discontinued operations	(17,065)	(19,933)
Provision for income taxes	1,609	1,124
Loss before discontinued operations	(18,674)	(21,057)
Discontinued operations:
Loss from discontinued operations (including 2018 loss on disposal of $31.5 million), net of taxes	(426)	(41,706)
Net loss	(19,100)	(62,763)
Less: loss attributable to noncontrolling interest	8,262	9,115
Net loss attributable to TETRA stockholders	$(10,838)	$(53,648)
Basic net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.09)	$(0.10)
Loss from discontinued operations attributable to TETRA stockholders	$0.00	$(0.36)
Net loss attributable to TETRA stockholders	$(0.09)	$(0.46)
Average shares outstanding	125,681	117,598
Diluted net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.09)	$(0.10)
Loss from discontinued operations attributable to TETRA stockholders	$0.00	$(0.36)
Net loss attributable to TETRA stockholders	$(0.09)	$(0.46)
Average diluted shares outstanding	125,681	117,598
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net loss	$(19,100)	$(62,763)
Foreign currency translation adjustment, net of taxes of $0 in 2019 and 2018	(406)	1,283
Comprehensive loss	(19,506)	(61,480)
Less: Comprehensive loss attributable to noncontrolling interest	8,086	9,500
Comprehensive loss attributable to TETRA stockholders	$(11,420)	$(51,980)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,868	$40,038
Restricted cash	65	64
Trade accounts receivable, net of allowances of $1,651 in 2019 and $2,583 in 2018	183,646	187,592
Inventories	156,628	143,571
Assets of discontinued operations	1,422	1,354
Notes receivable	7,586	7,544
Prepaid expenses and other current assets	24,078	20,528
Total current assets	410,293	400,691
Property, plant, and equipment:
Land and building	78,183	78,746
Machinery and equipment	1,286,832	1,265,732
Automobiles and trucks	35,519	35,568
Chemical plants	189,522	188,641
Construction in progress	49,540	44,419
Total property, plant, and equipment	1,639,596	1,613,106
Less accumulated depreciation	(778,647)	(759,175)
Net property, plant, and equipment	860,949	853,931
Other assets:
Goodwill	25,859	25,859
Patents, trademarks and other intangible assets, net of accumulated amortization of $82,634 in 2019 and $80,401 in 2018	80,293	82,184
Deferred tax assets, net	13	13
Operating lease right-of-use assets	60,149	—
Other assets	21,969	22,849
Total other assets	188,283	130,905
Total assets	$1,459,525	$1,385,527

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$88,223	$80,279
Unearned income	50,379	26,695
Accrued liabilities and other	77,107	89,232
Liabilities of discontinued operations	3,529	4,145
Total current liabilities	219,238	200,351
Long-term debt, net	845,843	815,560
Deferred income taxes	3,456	3,242
Asset retirement obligations	12,331	12,202
CCLP Series A Preferred Units	18,278	27,019
Warrants liability	2,480	2,073
Operating lease liabilities	49,632	—
Other liabilities	8,157	12,331
Total long-term liabilities	940,177	872,427
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at March 31, 2019 and December 31, 2018; 128,412,688 shares issued at March 31, 2019 and 128,455,134 shares issued at December 31, 2018	1,284	1,285
Additional paid-in capital	462,241	460,680
Treasury stock, at cost; 2,785,981 shares held at March 31, 2019, and 2,717,569 shares held at December 31, 2018	(19,105)	(18,950)
Accumulated other comprehensive income (loss)	(52,245)	(51,663)
Retained deficit	(225,947)	(217,952)
Total TETRA stockholders' equity	166,228	173,400
Noncontrolling interests	133,882	139,349
Total equity	300,110	312,749
Total liabilities and equity	$1,459,525	$1,385,527

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2018	$1,285	$460,680	$(18,950)	$(51,663)	$(217,952)	$139,349	$312,749
Net loss for first quarter 2019	—	—	—	—	(10,838)	(8,262)	(19,100)
Translation adjustment, net of taxes of $0	—	—	—	(582)	—	176	(406)
Comprehensive loss	—	—	—	—	—	—	(19,506)
Distributions to public unitholders	—	—	—	—	—	(307)	(307)
Equity award activity	(1)	—	—	—	—	—	(1)
Treasury stock activity, net	—	—	(155)	—	—	—	(155)
Equity compensation expense	—	1,628	—	—	—	311	1,939
Conversions of CCLP Series A Preferred	—	—	—	—	—	2,539	2,539
Cumulative effect adjustment	—	—	—	—	2,843	—	2,843
Other	—	(67)	—	—	—	76	9
Balance at March 31, 2019	$1,284	$462,241	$(19,105)	$(52,245)	$(225,947)	$133,882	$300,110

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2017	$1,185	$425,648	$(18,651)	$(43,767)	$(156,335)	$144,481	$352,561
Net loss for first quarter 2018	—	—	—	—	(53,648)	(9,115)	(62,763)
Translation adjustment, net of taxes of $0	—	—	—	1,668	—	(385)	1,283
Comprehensive loss	—	—	—	—	—	—	(61,480)
Distributions to public unitholders	—	—	—	—	—	(4,358)	(4,358)
Equity award activity	20	—	—	—	—	—	20
Treasury stock activity, net	—	—	(170)	—	—	—	(170)
Issuance of common stock for business combination	77	28,135	—	—	—	—	28,212
Equity compensation expense	—	1,434	—	—	—	(655)	779
Conversions of CCLP Series A Preferred	—	—	—	—	—	10,103	10,103
Other	—	(171)	—	—	—	(35)	(206)
Balance at March 31, 2018	$1,282	$455,046	$(18,821)	$(42,099)	$(209,983)	$140,036	$325,461

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(19,100)	$(62,763)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	30,627	28,509
Impairment and other charges	146	—
Benefit for deferred income taxes	229	(61)
Equity-based compensation expense	2,165	876
Provision for doubtful accounts	627	453
Non-cash loss on disposition of business	—	32,369
Amortization of deferred financing costs	953	1,224
CCLP Series A Preferred redemption premium	397	—
CCLP Series A Preferred accrued paid in kind distributions	599	1,523
CCLP Series A Preferred fair value adjustment	1,163	1,358
Warrants fair value adjustment	407	(1,994)
Contingent consideration liability fair value adjustment	(400)	—
Expense for unamortized finance costs and other non-cash charges and credits	339	3,668
Gain on sale of assets	(201)	90
Changes in operating assets and liabilities:
Accounts receivable	2,353	6,584
Inventories	(15,809)	(13,467)
Prepaid expenses and other current assets	(3,222)	(4,311)
Trade accounts payable and accrued expenses	6,638	(24,586)
Other	(499)	(733)
Net cash provided by (used in) operating activities	7,412	(31,261)
Investing activities:
Purchases of property, plant, and equipment, net	(32,409)	(28,892)
Acquisition of businesses, net of cash acquired	—	(42,002)
Proceeds from disposal of business	—	3,121
Proceeds on sale of property, plant, and equipment	364	76
Other investing activities	319	146
Net cash used in investing activities	(31,726)	(67,551)
Financing activities:
Proceeds from long-term debt	66,000	474,550
Principal payments on long-term debt	(35,451)	(278,150)
CCLP distributions	(307)	(4,358)
Redemptions of CCLP Series A Preferred	(8,346)	—
Tax remittances on equity based compensation	(429)	(293)
Debt issuance costs	(155)	(6,139)
Net cash provided by financing activities	21,312	185,610
Effect of exchange rate changes on cash	(167)	(96)
Increase (decrease) in cash and cash equivalents	(3,169)	86,702
Cash and cash equivalents and restricted cash at beginning of period	40,102	26,389
Cash and cash equivalents and restricted cash at end of period	$36,933	$113,091

Supplemental cash flow information:
Interest paid	$15,544	$17,710
Income taxes paid	1,644	1,331
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE A – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

Organization

We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, water management, frac flowback, production well testing and offshore rig cooling services, and compression services and equipment. We were incorporated in Delaware in 1981. We are composed of three divisions – Completion Fluids & Products, Water & Flowback Services, and Compression. Unless the context requires otherwise, when we refer to “we,” “us,” and “our,” we are describing TETRA Technologies, Inc. and its consolidated subsidiaries on a consolidated basis.

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2019 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2019.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2018 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 4, 2019.

Significant Accounting Policies

We have added policies for the recording of leases in conjunction with the adoption of the new lease standard discussed in our "Leases" and "New Accounting Pronouncements" sections below. Other than the additional lease policies described herein, there have been no significant changes in our accounting policies or the application of these policies.

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

Leases

As a lessee, unless the lease meets the criteria of short-term and is excluded per our policy election described below, we initially recognize a lease liability and related right-of-use asset on the commencement date.

The right-of-use asset represents our right to use an underlying asset and the lease liability represents our obligation to make lease payments to the lessor over the lease term.

Long-term operating leases are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of March 31, 2019. Long-term finance leases are included in property, plant and equipment, accrued liabilities and other, and other liabilities in our consolidated balance sheet as of March 31, 2019. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term, if it is reasonably certain that we would exercise the option.

As an accounting policy election, we do not include short-term leases on our balance sheet. Short-term leases include leases with a term of 12 months or less, inclusive of renewal options we are reasonably certain to exercise. The lease payments for short-term leases are included as operating lease costs on a straight-line basis over the lease term in cost of revenues or general and administrative expense based on the use of the underlying asset. We recognize lease costs for variable lease payments not included in the determination of a lease liability in the period in which an obligation is incurred.

As allowed by U.S. GAAP, we do not separate nonlease components from the associated lease component for our compression services contracts and instead account for those components as a single component based on the accounting treatment of the predominant component. In our evaluation of whether Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842 "Leases" or ASC 606 "Revenue from Contracts with Customers" is applicable to the combined component based on the predominant component, we determined the services nonlease component is predominant, resulting in the ongoing recognition of our compression services contracts following ASC 606.

Our operating and finance leases are recognized at the present value of lease payments over the lease term. When the implicit discount rate is not readily determinable, we use our incremental borrowing rate to calculate the discount rate used to determine the present value of lease payments. Consistent with other long-lived assets or asset groups that are held and used, we test for impairment of our right-of-use assets when impairment indicators are present.

Foreign Currency Translation

The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $1.2 million during the three months ended March 31, 2019 and $0.9 million during the three months ended March 31, 2018, respectively.

New Accounting Pronouncements

Standards adopted in 2019

In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, "Leases (Topic 842)" to increase comparability and transparency among different organizations. Organizations are required to recognize right-of-use lease assets and lease liabilities in the balance sheet related to the right to use the underlying asset for the lease term. In addition, through improved disclosure requirements, ASC 842 will enable users of financial statements to further understand the amount, timing, and uncertainty of cash flows arising from leases. We adopted the standard effective January 1, 2019. The standard had a material impact on our consolidated balance sheet, specifically, the reporting of our operating leases. The impact in the reporting of our finance leases was insignificant.

We chose to transition using a modified retrospective approach which allows for the recognition of a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption rather than the earliest period presented. Comparative information is reported under the accounting standards that were in effect for those periods. In addition, upon transition, we elected the package of practical expedients, which allows us to continue to apply historical lease classifications to existing contracts. Upon adoption, we recognized $60.6 million in operating right-of-use assets, $12.0 million in accrued liabilities and other, and $50.7 million in operating lease liabilities in our consolidated balance sheet. In addition, we also recognized a $2.8 million cumulative effect adjustment to increase retained earnings, primarily as a result of a deferred gain from a previous sale and leaseback transaction on our corporate headquarters facility that was accounted for as an operating lease. Refer to Note K - “Leases” for further information on our leases.

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220)" that gives entities the option to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. This is effective for us on January 1, 2019, however, as we do not have associated tax effects in accumulated other comprehensive income, there was no impact.

In June 2018, the FASB issued ASU 2018-07, “Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” to align the measurement and classification guidance for share-based payments to nonemployees with the guidance currently applied to employees, with certain exceptions. We adopted this ASU during the three months ended March 31, 2019, with no material impact to our consolidated financial statements.

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. ASU 2016-13 has an effective date of the first quarter of fiscal 2020. We are currently assessing the potential effects of these changes to our consolidated financial statements.

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
NOTE B – INVENTORIES

Components of inventories as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019	December 31, 2018
	(In Thousands)
Finished goods	$72,831	$69,762
Raw materials	3,279	3,503
Parts and supplies	44,915	47,386
Work in progress	35,603	22,920
Total inventories	$156,628	$143,571

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Work in progress inventory consists primarily of new compressor packages located in the CCLP fabrication facility in Midland, Texas.

NOTE C – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Number of weighted average common shares outstanding	125,681	117,598
Assumed exercise of equity awards and warrants	—	—
Average diluted shares outstanding	125,681	117,598

For the three month periods ended March 31, 2019 and March 31, 2018, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three month periods ended March 31, 2019 and March 31, 2018, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units (as defined in Note F), as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.
NOTE D – DISCONTINUED OPERATIONS

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$4,477	$186	$4,663
Cost of revenues	22	—	22	11,123	238	11,361
Depreciation, amortization, and accretion	—	—	—	1,856	213	2,069
General and administrative expense	404	—	404	1,253	186	1,439
Other (income) expense, net	—	—	—	39	—	39
Pretax loss from discontinued operations	(426)	—	(426)	(9,794)	(451)	(10,245)
Pretax loss on disposal of discontinued operations			—			(33,788)
Total pretax loss from discontinued operations			(426)			(44,033)
Income tax benefit			—			(2,327)
Total loss from discontinued operations			$(426)			$(41,706)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	March 31, 2019			December 31, 2018
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$81	$1,340	$1,421	$—	$1,340	$1,340
Other current assets	1	—	1	14	—	14
Assets of discontinued operations	$82	$1,340	$1,422	$14	$1,340	$1,354

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$616	$—	$616	$740	$—	$740
Accrued liabilities	838	2,075	2,913	1,330	2,075	3,405
Liabilities of discontinued operations	$1,454	$2,075	$3,529	$2,070	$2,075	$4,145
NOTE E – LONG-TERM DEBT AND OTHER BORROWINGS

We believe our capital structure, excluding CCLP, ("TETRA") and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of March 31, 2019 and December 31, 2018, consists of the following:

		March 31, 2019	December 31, 2018
		(In Thousands)
TETRA	Scheduled Maturity
Asset-based credit agreement (presented net of unamortized deferred financing costs of $1.6 million as of March 31, 2019)	September 10, 2023	$29,131	$—
Term credit agreement (presented net of the unamortized discount of $7 million as of March 31, 2019 and $7.2 million as of December 31, 2018 and net of unamortized deferred financing costs of $10 million as of March 31, 2019 and $10.2 million as of December 31, 2018)	September 10, 2025	183,020	182,547
TETRA total debt		212,151	182,547
Less current portion		—	—
TETRA total long-term debt		$212,151	$182,547

CCLP
CCLP asset-based credit agreement	June 29, 2023	—	—
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $2.1 million as of March 31, 2019 and $2.2 million as of December 31, 2018 and net of unamortized deferred financing costs of $3.6 million as of March 31, 2019 and $3.9 million as of December 31, 2018)	August 15, 2022	290,204	289,797
CCLP 7.50% Senior Secured Notes (presented net of unamortized deferred financing costs of $6.5 million as of March 31, 2019 and $6.8 million as of December 31, 2018)	April 1, 2025	343,488	343,216
CCLP total debt		633,692	633,013
Less current portion		—	—
Consolidated total long-term debt		$845,843	$815,560

As of March 31, 2019, TETRA had a $30.7 million outstanding balance and $9.0 million in letters of credit against its asset-based credit agreement ("ABL Credit Agreement"). As of March 31, 2019, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, TETRA had an availability of $27.3 million under this agreement. There was no balance outstanding under the CCLP asset-based credit agreement ("CCLP Credit Agreement") as of March 31, 2019. As of March 31, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $18.4 million.

TETRA and CCLP credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. TETRA and CCLP are both in compliance with all covenants of their respective credit and senior note agreements as of March 31, 2019.
NOTE F – CCLP SERIES A CONVERTIBLE PREFERRED UNITS

During 2016, CCLP issued an aggregate of 6,999,126 of CSI Compressco LP Series A Convertible Preferred Units representing limited partner interests in CCLP (the “CCLP Preferred Units”) for a cash purchase price of $11.43 per CCLP Preferred Unit (the “Issue Price”). We purchased 874,891 of the CCLP Preferred Units at the aggregate Issue Price of $10.0 million.

Unless otherwise redeemed for cash, a ratable portion of the CCLP Preferred Units has been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 and will end in August 2019 (each, a “Conversion Date”). Based on the number of CCLP Preferred Units outstanding as of March 31, 2019, the maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is approximately 10.2 million CCLP common units; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the holders of the CCLP Preferred Units instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. Beginning with the January 2019 Conversion Date, CCLP has elected to redeem the remaining CCLP Preferred Units for cash, resulting in 783,046 CCLP Preferred Units being redeemed during the three months ended March 31, 2019 for $8.3 million, which includes approximately $0.4 million of redemption premium that was paid and charged to other (income) expense, net in the accompanying consolidated statements of operations. The total number of CCLP Preferred Units outstanding as of March 31, 2019 was 1,779,417, of which we held 223,474.

Based on the conversion provisions of the CCLP Preferred Units, calculated as of March 31, 2019, using the trading prices of the common units over the prior month, along with other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units (the "Conversion Price"), the theoretical number of CCLP common units that would be issued if all of the outstanding CCLP Preferred Units were converted on March 31, 2019 on the same basis as the monthly conversions would be approximately 7.4 million CCLP common units, with an aggregate market value of $21.0 million. If converted to CCLP common units, a $1 decrease in the Conversion Price would result in the issuance of 2.8 million additional CCLP common units pursuant to these conversion provisions.
NOTE G – FAIR VALUE MEASUREMENTS

Financial Instruments

CCLP Preferred Units

The CCLP Preferred Units are valued using a lattice modeling technique that, among a number of lattice structures, includes significant unobservable items (a Level 3 fair value measurement). These unobservable items include (i) the volatility of the trading price of CCLP's common units compared to a volatility analysis of equity prices of CCLP's comparable peer companies, (ii) a yield analysis that utilizes market information related to the debt yields of comparable peer companies, and (iii) a future conversion price analysis. During the three month periods ended March 31, 2019 and March 31, 2018, the changes in the fair value of the CCLP Preferred Units resulted in $1.2 million and $1.4 million being charged to earnings, respectively, in the consolidated statements of operations.

Warrants

The Warrants are valued using a Black Scholes option valuation model that includes implied volatility of the trading price (a Level 3 fair value measurement). During the three month periods ended March 31, 2019 and March 31, 2018, the changes in the fair value of the Warrants liability resulted in $0.4 million being charged to earnings and $2.0 million being credited to earnings, respectively, in the consolidated statement of operations.

Contingent Consideration

The fair value of the contingent consideration associated with the February 2018 acquisition of SwiftWater Energy Services, LLC ("SwiftWater") is based on a probability simulation utilizing forecasted revenues and EBITDA of the water management business of SwiftWater and all of our pre-existing operations in the Permian Basin (a Level 3 fair value measurement). At March 31, 2019, the estimated fair value for the liability associated with the contingent purchase price consideration was $10.6 million, resulting in $0.4 million being credited to other (income) expense, net, during the three months ended March 31, 2019. In addition, as part of the purchase of JRGO Energy Services LLC ("JRGO") during December 2018, the sellers have the right to receive contingent consideration of up to $1.5 million to be paid during 2019, based on JRGO's performance during the fourth quarter of 2018. Approximately $11.5 million of the $12.1 million combined contingent consideration liability is based on actual 2018 performance and was paid in April 2019, with the remaining being a fair value measurement based on a forecast of SwiftWater 2019 revenues and EBITDA.

Derivative Contracts

We and CCLP each enter into short term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2019, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$7,245	1.14	6/19/2019
Forward sale Euro	1,139	1.14	4/17/2019
Forward sale pounds sterling	1,329	1.33	4/17/2019
Forward purchase Mexican peso	820	19.52	4/17/2019
Forward sale Norwegian krone	527	8.53	4/17/2019
Forward sale Mexican peso	6,301	19.52	4/17/2019

Derivative Contracts	British Pound Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	1,535	0.85	4/17/2019

Derivative Contracts	Swedish Krona Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Euro	14,041	10.40	4/17/2019

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

The fair values of foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of March 31, 2019 and December 31, 2018, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at March 31, 2019	Fair Value at December 31, 2018
		(In Thousands)
Forward purchase contracts	Current assets	$27	$41
Forward sale contracts	Current assets	49	76
Forward sale contracts	Current liabilities	(22)	(126)
Forward purchase contracts	Current liabilities	(100)	(168)
Net asset (liability)		$(46)	$(177)

None of the foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three months ended March 31, 2019 and March 31, 2018, we recognized $0.6 million and $28,000 of net gains (losses), respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

A summary of these recurring fair value measurements by valuation hierarchy as of March 31, 2019 and December 31, 2018, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(18,278)	$—	$—	$(18,278)
Warrants liability	(2,480)	—	—	(2,480)
Asset for foreign currency derivative contracts	75	—	75	—
Liability for foreign currency derivative contracts	(121)	—	(121)	—
Acquisition contingent consideration liability	(12,052)	—	—	(12,052)
Net liability	$(32,856)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(27,019)	$—	$—	$(27,019)
Warrants liability	(2,073)	—	—	(2,073)
Asset for foreign currency derivative contracts	117	—	117	—
Liability for foreign currency derivative contracts	(294)	—	(294)	—
Acquisition contingent consideration liability	(12,452)	—	—	(12,452)
Net liability	$(41,721)

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA's ABL Credit Agreement and Term Credit Agreement, and the CCLP Credit Agreement approximate their carrying amounts. The fair values of the publicly traded CCLP 7.25% Senior Notes at March 31, 2019 and December 31, 2018, were approximately $264.9 million and $266.3 million, respectively. Those fair values compare to the face amount of $295.9 million both at March 31, 2019 and

December 31, 2018. The fair value of the publicly traded CCLP 7.50% Senior Secured Notes at March 31, 2019 and December 31, 2018 were approximately $336.0 million and $332.5 million, respectively. This fair value compares to aggregate principal amount of such notes at both March 31, 2019 and December 31, 2018, of $350.0 million. We based the fair values of the CCLP 7.25% Senior Notes and the CCLP 7.50% Senior Secured Notes as of March 31, 2019 on recent trades for these notes.
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

Contingencies of Discontinued Operations

During 2011, in connection with the sale of a significant majority of Maritech's oil and gas producing properties, the buyers of the properties assumed the associated decommissioning liabilities pursuant to the purchase and sale agreements. To the extent that a buyer of these properties fails to perform the abandonment and decommissioning work required, a previous owner, including Maritech, may be required to perform the abandonment and decommissioning obligation. As the former parent company of Maritech, we also may be responsible for performing these abandonment and decommissioning obligations. In March 2018, we closed the Maritech Asset Purchase Agreement with Orinoco Natural Resources, LLC ("Orinoco") that provided for the purchase by Orinoco of the Maritech Properties. Also in March 2018, we finalized the Maritech Equity Purchase Agreement with Orinoco that provided for the purchase by Orinoco of the Maritech Equity Interests. Pursuant to a bonding agreement as part of these transactions (the "Bonding Agreement"), Orinoco is required to replace, within 90 days following the closing, the initial bonds delivered at closing with non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million. Orinoco has not delivered such replacement bonds and we are seeking to enforce the terms of the Bonding Agreement. The non-revocable performance bonds delivered at the closing remain in effect. As a result of these transactions, we have effectively exited the businesses of our Offshore Services and Maritech segments and Orinoco assumed all of Maritech's remaining abandonment and decommissioning obligations.

NOTE I – INDUSTRY SEGMENTS

We manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression.

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$57,328	$51,057
Water & Flowback Services Division	364	1,250
Compression Division	34,089	23,646
Consolidated	$91,781	$75,953

Services
Completion Fluids & Products Division	$4,253	$2,049
Water & Flowback Services Division	78,314	59,603
Compression Division	69,380	61,776
Consolidated	$151,947	$123,428

Interdivision revenues
Completion Fluids & Products Division	$—	$(2)
Water & Flowback Services Division	—	222
Compression Division	—	—
Interdivision eliminations	—	(220)
Consolidated	$—	$—

Total revenues
Completion Fluids & Products Division	$61,581	$53,104
Water & Flowback Services Division	78,678	61,075
Compression Division	103,469	85,422
Interdivision eliminations	—	(220)
Consolidated	$243,728	$199,381

Income (loss) before taxes
Completion Fluids & Products Division	$6,186	$2,449
Water & Flowback Services Division	2,231	6,548
Compression Division	(7,801)	(14,018)
Interdivision eliminations	6	—
Corporate Overhead(1)	(17,687)	(14,912)
Consolidated	$(17,065)	$(19,933)

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2019	2018
	(In Thousands)
General and administrative expense	$12,089	$12,598
Depreciation and amortization	168	151
Interest expense	5,342	4,007
Warrants fair value adjustment (income) expense	407	(1,994)
Other general corporate (income) expense, net	(319)	150
Total	$17,687	$14,912

NOTE J – REVENUE FROM CONTRACTS WITH CUSTOMERS

Performance Obligations. Revenue is generally recognized when we transfer control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers.

Product Sales. Product sales revenues are generally recognized when we ship products from our facility to our customer. The product sales for our Completion Fluid & Products Division consist primarily of clear brine fluids ("CBFs"), additives, and associated manufactured products. Product sales for our Water & Flowback Services Division are typically attributed to specific performance obligations within certain production testing service arrangements. Parts and equipment sales comprise the product sales for the Compression Division.

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

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For any arrangements with multiple performance obligations, we use management's estimated selling price to determine the stand-alone selling price for separate performance obligations. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of March 31, 2019, we had $24.6 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations are expected to be recognized through 2022 as follows (in thousands):

	2019	2020	2021	2022	2023	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$10,444	$9,851	$4,240	$32	$—	$24,567

Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping costs as part of cost of product sales when control over our products (i.e. delivery) has transferred to the customer.

Use of Estimates. In recognizing revenue for variable consideration arrangements, the amount of variable consideration recognized is limited so that it is probable that significant amounts of revenues will not be reversed in future periods when the uncertainty is resolved. For products returned by the customer, we estimate the expected returns based on an analysis of historical experience. For volume discounts earned by the customer, we estimate the discount (if any) based on our estimate of the total expected volume of products sold or services to be provided to the customer during the discount period. In certain contracts for the sale of CBF, we may agree to issue credits for the repurchase of reclaimable used fluids from certain customers at an agreed price that is based on the condition of the fluids. For sales of CBF, we adjust the revenue recognized in the period of shipment by the estimated amount of the credit expected to be issued to the customer, and this estimate is based on historical experience. As of March 31, 2019, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $1.1 million that were recorded in inventory (right of return asset) and accounts payable. There were no material differences between amounts recognized during the three month period ended March 31, 2019, compared to estimates made in a prior period from these variable consideration arrangements.

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

As of March 31, 2019 and December 31, 2018, contract assets were immaterial. The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2019:

March 31, 2019
(In Thousands)
Unearned Income, beginning of period	$25,333
Additional unearned income	49,363
Revenue recognized	(24,858)
Unearned income, end of period	$49,838

During the three month period ended March 31, 2019, contract liabilities increased due to unearned income for consideration received on new compressor equipment being fabricated. During the three month period ended March 31, 2019, $24.9 million of unearned income was recognized as product sales revenue, primarily associated with deliveries of new compression equipment.

Contract Costs. As of March 31, 2019 and March 31, 2018, contract costs were immaterial.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note I. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three months ended March 31,
	2019	2018
	(In Thousands)
Completion Fluids & Products
U.S.	$31,606	$27,909
International	29,975	25,195
	61,581	53,104
Water & Flowback Services
U.S.	73,199	47,038
International	5,479	14,037
	78,678	61,075
Compression
U.S.	93,517	76,980
International	9,952	8,442
	103,469	85,422
Interdivision eliminations
U.S.	—	2
International	—	(222)
	—	(220)
Total Revenue
U.S.	198,322	151,929
International	45,406	47,452
	$243,728	$199,381

NOTE K – LEASES

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain storage tanks and equipment rentals. Our leases have remaining lease terms ranging from 1 to 16 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs. We do not have leases that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Variable rent expense was not material.

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

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

Three Months Ended March 31, 2019
(In Thousands)
Operating lease expense	$5,044
Short-term lease expense	11,161
Finance lease cost:
Accumulated depreciation	31
Interest on lease liabilities	3
Total lease expense	$16,239
Supplemental cash flow information:

Three Months Ended March 31, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$4,657
Financing cash flows - finance leases	$43
Operating cash flows - finance leases	$3

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$3,257
Finance leases	$—

Supplemental balance sheet information:

March 31, 2019
(In Thousands)
Operating leases:
Operating lease right-of-use assets	$60,149

Accrued liabilities and other	$12,659
Operating lease liabilities	49,632
Total operating lease liabilities	$62,291

Finance leases:
Property, plant and equipment	$875
Accumulated depreciation	(664)
Net property, plant and equipment	$211

Accrued liabilities and other	$147
Other liabilities	48
Total finance lease liabilities	$195

Additional operating and finance lease information:

March 31, 2019
Weighted average remaining lease term:
Operating leases	7 years
Finance leases	1 year

Weighted average discount rate:
Operating leases	9.37%
Finance leases	5.80%

Future minimum lease payments by year and in the aggregate, under non-cancelable finance and operating leases with terms in excess of one year consist of the following at March 31, 2019:

	Finance Leases	Operating Leases
	(In Thousands)

2019	$148	$13,350
2020	33	15,536
2021	17	11,488
2022	—	9,009
2023	—	7,770
Thereafter	—	29,351
Total lease payments	198	86,504
Less imputed interest	(3)	(24,213)
Total lease liabilities	$195	$62,291

At March 31, 2019, future minimum rental receipts under a non-cancelable sublease for office space in one of our locations totaled $6.1 million. For the three months ended March 31, 2019, we recognized sublease income of $0.2 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 4, 2019 ("2018 Annual Report"). This discussion includes forward-looking statements that involve certain risks and uncertainties.
Business Overview

The growth in revenues for each of our divisions during the three months ended March 31, 2019, resulted in consolidated revenues increasing 22.2% compared to the corresponding prior year quarter. Our Water & Flowback Services Division reported a 28.8% growth in revenues, primarily due to the impact of 2018 acquisition activity, including the impact from the February 2018 acquisition of SwiftWater Energy Services, LLC ("SwiftWater"), along with growth in our existing operations. Our Compression Division also reported strong growth, as continued high demand for compression equipment and services, reflected by a strong new equipment sales backlog and increased compression fleet utilization, resulted in a 21.1% increase in Compression Division revenues compared to the prior year quarter. Our Completion Fluids & Products Division also reported increased revenues, a 16.0% increase compared to the prior year quarter, primarily due to increased international CBF product sales. Demand for many of our products and services remains strong despite continued volatility in pricing for oil, which affects the plans of many of our oil and gas operations customers. Consolidated gross profit increased, primarily due to improved Compression Division profitability, and despite continuing pricing and operating cost challenges in certain markets for our Water & Flowback Services Division and Completion Fluids & Products Division. Consolidated increases in interest expense and general and administrative costs, attributed to the overall growth in operations, partially offset the improved profitability during the three months ended March 31, 2019 compared to the prior year quarter.

Funding for the expected continuing growth in our operations remains a key focus. Consolidated capital expenditures and consolidated cash provided by operating activities during the three months ended March 31, 2019 both increased compared to the prior year quarter. Following the financing restructuring transactions completed during 2018, we have capacity under our term credit agreement (the “Term Credit Agreement”) and our asset-based lending credit agreement (the “ABL Credit Agreement”) to fund our growth capital expenditure plans, as well as potential acquisition transactions. These growth plans, particularly of our Water & Flowback Services Division, are designed to enable us to capitalize on the current demand for domestic onshore services that support hydraulic fracturing in unconventional oil and gas reservoirs. In addition, our Compression Division, through the separate capital structure of our CSI Compressco LP ("CCLP") subsidiary, expects to fund additional 2019 growth capital expenditures for new compression services equipment through $16.9 million of currently available cash as of March 31, 2019, expected operating cash flows, and through up to $15.0 million of new compression services equipment to be purchased by us, and leased to CCLP. These sources are expected to enable CCLP to meet its growth capital expenditure requirements without having to access available borrowings under its credit agreement (the "CCLP Credit Agreement") and without having to access the current debt and equity markets. We and CCLP are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment. The earliest maturity date of our long-term debt is September 2023 and the earliest maturity date of CCLP's long-term debt is August 2022.

Approximately $633.7 million of our consolidated debt balance carrying value is owed by CCLP, serviced by CCLP's existing cash balances and cash provided by CCLP's operations (less its capital expenditures), and $343.5 million of which is secured by certain assets of CCLP. The following table provides condensed consolidating balance sheet information reflecting TETRA's net assets and CCLP's net assets that service and secure TETRA's and CCLP's respective capital structures.

	March 31, 2019
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$19,998	$16,870	$—	$36,868
Affiliate receivables	9,856	—	(9,856)	—
Other current assets	233,774	139,651	—	373,425
Property, plant and equipment, net	210,898	650,051	—	860,949
Long-term affiliate receivables	2,402	—	(2,402)	—
Other assets, including investment in CCLP	71,750	43,297	73,236	188,283
Total assets	$548,678	$849,869	$60,978	$1,459,525

Affiliate payables	$—	$9,856	$(9,856)	$—
Other current liabilities	102,643	116,595	—	219,238
Long-term debt, net	212,151	633,692	—	845,843
CCLP Series A Preferred Units	—	20,890	(2,612)	18,278
Warrants liability	2,480	—	—	2,480
Long-term affiliate payable	—	2,402	(2,402)	—
Other non-current liabilities	65,176	8,400	—	73,576
Total equity	166,228	58,034	75,848	300,110
Total liabilities and equity	$548,678	$849,869	$60,978	$1,459,525
Critical Accounting Policies

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2018 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three months ended March 31, 2019 compared with three months ended March 31, 2018.

Consolidated Comparisons

	Three Months Ended March 31,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$243,728	$199,381	$44,347	22.2%
Gross profit	36,210	27,983	8,227	29.4%
Gross profit as a percentage of revenue	14.9%	14.0%
General and administrative expense	34,277	30,803	3,474	11.3%
General and administrative expense as a percentage of revenue	14.1%	15.4%
Interest expense, net	18,379	14,973	3,406	22.7%
Warrants fair value adjustment (income) expense	407	(1,994)	2,401
CCLP Series A Preferred Units fair value adjustment (income) expense	1,163	1,358	(195)
Other (income) expense, net	(951)	2,776	(3,727)
Loss before taxes and discontinued operations	(17,065)	(19,933)	2,868	14.4%
Loss before taxes and discontinued operations as a percentage of revenue	(7.0)%	(10.0)%
Provision for income taxes	1,609	1,124	485
Loss before discontinued operations	(18,674)	(21,057)	2,383
Discontinued operations:
Loss from discontinued operations (including 2018 loss on disposal of $31.5 million), net of taxes	(426)	(41,706)	41,280
Net loss	(19,100)	(62,763)	43,663
Loss attributable to noncontrolling interest	8,262	9,115	(853)
Net loss attributable to TETRA stockholders	$(10,838)	$(53,648)	$42,810

Consolidated revenues for the first quarter of 2019 increased compared to the prior year quarter, primarily due to increased Compression Division and Water & Flowback Services Division revenues, which increased by $18.0 million and $17.6 million, respectively. Our Compression Division reported increased revenues of $18.0 million, primarily due to increased new compressor equipment sales activity. The increase in Water & Flowback Services Division revenues was primarily driven by increased activity in certain domestic and international markets and the impact of a full quarter of SwiftWater, which was acquired on February 28, 2018. Our Completion Fluids & Products Division also reported increased revenues, primarily due to increased international product sales. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year quarter compared to the prior year quarter primarily due to the increased revenues of our Compression Division and our Completion Fluids & Products Division. The increased gross profit from these divisions more than offset the lower gross profit of our Water & Flowback Services Division, which experienced increased costs and challenging customer pricing in competitive markets compared to the prior year quarter. Despite the improvement in activity levels of certain of our businesses, offshore U.S. Gulf of Mexico activity levels remain flat and the impact of pricing pressures continues to challenge profitability in certain onshore markets. Operating expenses reflect the increase in consolidated revenues, although we remain aggressive in managing operating costs and minimizing increased headcount, despite the increased operations.

Consolidated general and administrative expenses increased during the current year quarter compared to the prior year quarter, primarily due to $3.9 million of increased salary related expenses and $0.3 million of increased insurance and other general expenses, partially offset by $0.6 million of decreased professional services fees, and $0.2 million of decreased consulting and other expenses. Increased general and administrative expenses were driven primarily by our Compression and Water & Flowback Services Divisions. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year period.

Consolidated interest expense, net, increased in the current year quarter primarily due to Compression Division interest expense. Compression Division interest expense increased due to higher CCLP outstanding debt balances and a higher interest rate on the CCLP Senior Secured Notes, a portion of the proceeds of which were used to repay the balance outstanding under the previous CCLP bank credit facility. Corporate interest expense also increased due to higher outstanding debt balances under the TETRA Term Credit Agreement and ABL Credit Agreement. Interest expense during 2019 and 2018 includes $1.0 million and $1.2 million, respectively, of finance cost amortization.

Consolidated other (income) expense, net, was $1.0 million of income during the current year quarter compared to $2.8 million of expense during the prior year quarter, primarily due to $3.5 million of increased expense related to the unamortized deferred financing costs charged to earnings during the prior year quarter as a result of the termination of the CCLP Bank Credit Facility. In addition, other income during the current year period includes $0.4 million associated with the remeasurement of the contingent purchase price consideration for the SwiftWater acquisition.

Our consolidated provision for income taxes during the first three months of 2019 is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended March 31, 2019 and March 31, 2018 of negative 9.4% and negative 5.6%, respectively, was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended March 31,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$61,581	$53,104	$8,477	16.0%
Gross profit	10,664	6,686	3,978	59.5%
Gross profit as a percentage of revenue	17.3%	12.6%
General and administrative expense	4,728	4,640	88	1.9%
General and administrative expense as a percentage of revenue	7.7%	8.7%
Interest (income) expense, net	(179)	(233)	54
Other (income) expense, net	(71)	(170)	99
Income before taxes	$6,186	$2,449	$3,737	152.6%
Income before taxes as a percentage of revenue	10.0%	4.6%

The increase in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to $6.3 million of increased product sales revenue primarily due to increased international CBF product sales and domestic manufactured products sales, partially offset by reduced CBF product sales revenues in the U.S. Gulf of Mexico. Additionally, service revenues increased $2.2 million, due to increased international completion services activity. Offshore U.S. Gulf of Mexico activity levels remain challenged, and the impact of pricing pressures continues to hamper profitability.

Completion Fluids & Products Division gross profit during the current year quarter increased significantly compared to the prior year quarter primarily due to the profitability associated with the increased manufactured products and international CBF sales revenues. Gross profit was negatively affected by approximately $0.7 million of costs associated with a damaged manufactured products facility, a portion of which is expected to be reimbursed from insurance proceeds in future periods. Completion Fluids & Products Division profitability in future periods will be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Completion Fluids & Products Division reported a significant increase in pretax earnings during the current year quarter compared to the prior year quarter due to the increase in gross profit discussed above . Completion Fluids & Products Division administrative cost levels remained level compared to the prior year period, as $0.4 million of increased legal and professional fees and $0.2 million of increased general expenses were partially offset by $0.5 million of decreased salary and employee related expenses and $0.1 million of decreased bad debt expense.

Water & Flowback Services Division

	Three Months Ended March 31,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$78,678	$61,075	$17,603	28.8%
Gross profit	8,851	11,404	(2,553)	(22.4)%
Gross profit as a percentage of revenue	11.2%	18.7%
General and administrative expense	6,796	5,278	1,518	28.8%
General and administrative expense as a percentage of revenue	8.6%	8.6%
Interest (income) expense, net	4	(15)	19
Other (income) expense, net	(180)	(407)	227
Income before taxes	$2,231	$6,548	$(4,317)	65.9%
Income before taxes as a percentage of revenue	2.8%	10.7%

Water & Flowback Services Division revenues increased during the current year quarter compared to the prior year quarter due to increased water management services activity. Water management and flowback services revenues increased $18.5 million during the current year quarter compared to the prior year quarter primarily resulting from the impact of a full quarter of SwiftWater, which was acquired on February 28, 2018, the impact of the December 2018 acquisition of JRGO, and increased demand in completion activity. Product sales revenue decreased by $0.9 million, due to an international equipment sale in the prior period.

The Water & Flowback Services Division reflected decreased gross profit during the current year quarter compared to the prior year quarter, despite increased revenues, due to a shift in revenue mix away from smaller, capital constrained customers towards larger operators with stronger balance sheets. The costs to demobilize from one customer to mobilize for another within the same quarterly period had a meaningful impact on profitability. We also experienced high maintenance costs on our flowback service equipment following the significant activity experienced in the fourth quarter of 2018, which was our highest flowback service revenue quarter in over three years.

The Water & Flowback Services Division reported decreased pretax income compared to the prior year quarter, primarily due to the decrease in gross profit described above. General and administrative expenses increased primarily due to the $1.1 million impact from additional administrative expenses from the operations added as a result of the 2018 acquisitions. Total general and administrative increases included increased wage and benefit related expenses of $1.1 million, increased sales and marketing expenses of $0.4 million, and increased general expenses of $0.1 million, offset by decreased professional fees of $0.1 million. Other income, net, decreased during the current year period despite $0.4 million of income associated with the remeasurement of the contingent purchase price consideration for SwiftWater, primarily due to increased foreign currency losses.

Compression Division

	Three Months Ended March 31,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$103,469	$85,422	$18,047	21.1%
Gross profit	16,859	10,040	6,819	67.9%
Gross profit as a percentage of revenue	16.3%	11.8%
General and administrative expense	10,664	8,286	2,378	28.7%
General and administrative expense as a percentage of revenue	10.3%	9.7%
Interest expense, net	13,213	11,214	1,999
CCLP Series A Preferred fair value adjustment	1,163	1,358	(195)
Other (income) expense, net	(380)	3,200	(3,580)
Loss before taxes	$(7,801)	$(14,018)	$6,217	44.4%
Loss before taxes as a percentage of revenue	(7.5)%	(16.4)%

Compression Division revenues increased during the current year quarter compared to the prior year quarter, primarily due to a $10.4 million increase in product sales revenues, due to improving demand. Demand for new compressor equipment remains strong, and the current equipment sales backlog has decreased only slightly compared to the prior year quarter, despite significant sales recorded. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues. In addition, current year revenues reflect a $7.6 million increase in service revenues from compression and aftermarket services operations. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compressor fleet utilization rates. Overall utilization of the Compression Division's compressor fleet has improved sequentially for the past two year period, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year period compared to the prior year due to increased revenues discussed above. The increased compressor fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded a decreased pretax loss primarily due to the increased gross profit discussed above. Interest expense increased compared to the prior year period due to higher outstanding CCLP debt balances and a higher interest rate from the CCLP Senior Secured Notes, issued in March 2018, when compared to the previous CCLP bank credit facility. General and administrative expense levels increased compared to the prior year period, due to increased salary and employee-related expenses, including the impact of increased headcount, incentives and equity compensation, of $2.1 million and increased other general expenses of $0.3 million, offset by $0.1 million of decreased sales and marketing expenses. Largely offsetting the increase in general and administrative and interest expense, prior year other expense, net, reflected $3.5 million of unamortized deferred financing costs charged to earnings as a result of the termination of the previous CCLP bank credit facility. In addition, the Series A Preferred fair value adjustment resulted in a $1.2 million charge to earnings during the current year period compared to a $1.4 million charge to earnings in the prior year period.

Corporate Overhead

	Three Months Ended March 31,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Gross profit (loss) (depreciation expense)	$(168)	$(151)	$(17)	(11.3)%
General and administrative expense	12,089	12,598	(509)	(4.0)%
Interest expense, net	5,342	4,007	1,335
Warrants fair value adjustment (income)/expense	407	(1,994)	2,401
Other (income) expense, net	(319)	150	(469)
Loss before taxes	$(17,687)	$(14,912)	$(2,775)	(18.6)%

Corporate Overhead pretax loss increased during the current year period compared to the prior year quarter, primarily due to the adjustment of the fair value of the outstanding Warrants liability that resulted in a $0.4 million charge to earnings compared to an $2.0 million credit to earnings during the prior year quarter. Corporate general and administrative expense decreased primarily due to $0.9 million of decreased professional fees, $0.4 million of decreased general expenses, and $0.5 million of decreased consulting fees. These decreases were offset by increased salary related expense of $1.1 million. In addition, other income of $0.3 million was recorded during the current year quarter, compared to $0.2 million of expense during the prior year quarter, primarily due to increased foreign currency gains.
Liquidity and Capital Resources

We believe that the capital structure steps we have taken during the past three years continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating and financial markets. As of March 31, 2019, we and CCLP are in compliance with all covenants of our respective debt agreements. Information about the terms and covenants of debt agreements can be found in our 2018 Annual Report.

Because of the level of consolidated debt, we believe it is important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. Our consolidated debt outstanding has a carrying value of approximately $845.8 million as of March 31, 2019. However, approximately $633.7 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP, and is secured by certain of CCLP's assets. Through our common unit ownership interest in CCLP, which was approximately 34% as of March 31, 2019, and ownership of an approximately 1% general partner interest, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $16.9 million of the $36.9 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. As of March 31, 2019, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had $27.3 million availability under the ABL Credit Agreement. As of March 31, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $18.4 million.

Our consolidated sources and uses of cash during the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
	(In Thousands)
Operating activities	$7,412	$(31,261)
Investing activities	(31,726)	(67,551)
Financing activities	21,312	185,610

Operating Activities

Consolidated cash flows increased by $38.7 million. CCLP generated $31.6 million of our consolidated cash flows provided by operating activities during the three months ended March 31, 2019 compared to $0.4 million during the prior year period. Operating cash flows increased due to improved operating profitability and due to minimizing the use of cash for working capital changes, particularly related to the timing of payments of accounts payable. We have taken steps to aggressively manage working capital, including increased collection efforts. We continue to monitor customer credit risk in the current environment and have historically focused on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first three months of 2019 were $32.4 million. Our Completion Fluids & Products Division spent $1.5 million on capital expenditures during the first three months of 2019, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $7.6 million on capital expenditures, primarily to add to its water management equipment fleet. Our Compression Division spent $23.3 million, primarily for growth capital expenditure projects to increase its compression fleet.

Generally, a majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to expand our operations in the future. Excluding our Compression Division, we expect to spend approximately $25.0 million to $35.0 million during 2019 on capital expenditures, primarily to expand our Water & Flowback Services Division equipment fleet. Our Compression Division expects to spend approximately $75.0 million to $80.0 million on capital expenditures during 2019 to expand its compressor fleet in response to increased demand for compression services. If the forecasted demand for our products and services during 2019 increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Financing Activities

During the first three months of 2019, the total amount of consolidated cash provided by financing activities was $21.3 million, consisting primarily of the use of available funds provided under our ABL Credit Agreement. We and CCLP may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, leases, issuances of equity and debt securities, and other sources of capital.

TETRA Long-Term Debt

Asset-Based Credit Agreement. The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of TETRA’s and any other borrowers’ inventory and accounts receivable, and contains within the facility a letter of credit sublimit of $20.0 million and a swingline loan sublimit of $10.0 million. The ABL Credit Agreement is scheduled to mature on September 10, 2023. As of May 9, 2019, we have $26.9 million outstanding under our ABL Credit Agreement and $8.9 million letters of credit.

Term Credit Agreement.    The Term Credit Agreement provides for an initial loan in the amount of $200 million and the availability of additional loans, subject to the terms of the Term Credit Agreement, up to an aggregate amount of $75 million. The Term Credit Agreement is scheduled to mature on September 10, 2025. As of May 9, 2019, $220.5 million in aggregate principal amount of our Term Credit Agreement is outstanding.

CCLP Financing Activities

CCLP Preferred Units. The CCLP Preferred Units rank senior to all classes or series of equity securities of CCLP with respect to distribution rights and rights upon liquidation. We and the other holders of CCLP Preferred Units receive quarterly distributions, which are paid in kind in additional CCLP Preferred Units, equal to an annual rate of 11.00% of the Issue Price ($1.2573 per unit annualized) of the outstanding CCLP Preferred Units, subject to certain adjustments.

Unless otherwise redeemed for cash, a ratable portion of the CCLP Preferred Units has been, and will be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 and will end in August 2019 (each, a “Conversion Date”). Beginning with the January 2019 Conversion Date, CCLP elected to redeem the remaining CCLP Preferred Units for cash, resulting in 783,046 Preferred Units being redeemed during the three months ended March 31, 2019 for $9.4 million, which includes approximately $0.4 million of redemption premium that was paid. Including the impact of paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, and the redemption of CCLP Preferred Units for cash, the total number of CCLP Preferred Units outstanding as of March 31, 2019 was 1,779,417, of which we held 223,474.

CCLP Bank Credit Facilities. The CCLP Credit Agreement includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of CCLP’s and any other borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the CCLP Credit Agreement. As of March 31, 2019, CCLP had no

outstanding balance and had $3.5 million in letters of credit against the CCLP Credit Agreement. The CCLP Credit Agreement is scheduled to mature on June 29, 2023. As of May 8, 2019, CCLP has no balance outstanding under the CCLP Credit Agreement and $5.3 million in letters of credit.

CCLP Senior Secured Notes. As of May 8, 2019, $350.0 million in aggregate principal was outstanding. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

CCLP Senior Notes. As of May 8, 2019, $295.9 million in aggregate principal amount was outstanding. The CCLP Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.
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

On April 11, 2019, we filed a universal shelf Registration Statement on Form S-3 with the SEC. On May 1, 2019, the Registration Statement on Form S-3 was declared effective by the SEC. Pursuant to this registration statement, we have the ability to sell debt or equity securities in one or more public offerings up to an aggregate public offering price of $464.1 million, inclusive of $64.1 million of our common stock issuable upon conversion of our currently outstanding warrants. This shelf registration statement currently provides us additional flexibility with regard to potential financings that we may undertake when market conditions permit or our financial condition may require.

The Second Amended and Restated Partnership Agreement of CCLP requires that within 45 days after the end of each quarter, CCLP distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the three months ended March 31, 2019, CCLP distributed $0.5 million in cash, including $0.3 million to its public unitholders, reflecting the reduction in quarterly distributions announced previously by CCLP in December 2018. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit going forward.

Off Balance Sheet Arrangements

As of March 31, 2019, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

Recently Adopted Accounting Guidance

We adopted the new lease accounting standard on January 1, 2019. The new lease standard had a material impact to our consolidated financial statements, resulting from the inclusion of operating lease right-of-use assets and operating lease liabilities in our consolidated balance sheet. Refer to Part I, Item 1. Financial Statements- Note A - "Organization, Basis of Presentation and Significant Accounting Policies" and Note K - “Leases” for further discussion.
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

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our consolidated contractual cash obligations as of March 31, 2019:

	Payments Due
	Total	2019	2020	2021	2022	2023	Thereafter
	(In Thousands)
Long-term debt - TETRA	$230,701	$—	$—	$—	$—	$—	$230,701
Long-term debt - CCLP	645,930	—	—	—	295,930	—	350,000
Interest on debt - TETRA	114,270	13,553	18,071	18,071	18,071	17,672	28,832
Interest on debt - CCLP	230,286	35,665	47,553	47,553	40,452	26,250	32,813
Purchase obligations	101,625	7,125	9,500	9,500	9,500	9,500	56,500
Asset retirement obligations(1)	12,331	—	—	—	—	—	12,331
Operating and finance leases	86,702	13,498	15,569	11,505	9,009	7,770	29,351
Total contractual cash obligations(2)	$1,421,845	$69,841	$90,693	$86,629	$372,962	$61,192	$740,528

(1)	We have estimated the timing of these payments for asset retirement obligation liabilities based upon our plans. The amounts shown represent the discounted obligation as of March 31, 2019.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $0.8 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements. These excluded amounts also include approximately $18.3 million of liabilities related to the CCLP Preferred Units. The CCLP Preferred Units are expected to be serviced with non-cash paid-in-kind distributions, and may be satisfied either through conversions to CCLP common units or redemptions for cash, at CCLP's election. Refer to Part I, Item 1. Financial Statements- Note F – "CCLP Series A Convertible Preferred Units," for further discussion.

For additional information about our contractual obligations as of December 31, 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report.
Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report are identifiable by the use of the following words, the negative of such words, and other similar words: “anticipates", "assumes", “believes,” "budgets", “could,” “estimates,” "expects", "forecasts", "goal", "intends", "may", "might", "plans", "predicts", "projects", "schedules", "seeks", "should", "targets", "will", and "would".

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

•
other risks and uncertainties under “Item 1A. Risk Factors” in our 2018 Annual Report, and as included in our other filings with the SEC, which are available free of charge on the SEC website at www.sec.gov.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market risk is the risk of loss arising from adverse changes in market rates and prices. For a discussion of our indirect exposure to fluctuating commodity prices, please read “Risk Factors — Certain Business Risks” in our 2018 Annual Report. We depend on U.S. and international demand for and production of oil and natural gas, and a reduction in this demand or production could adversely affect the demand or the prices we charge for our services, which could cause our revenues and operating cash flows to decrease in the future. We do not currently hedge, and do not intend to hedge, our indirect exposure to fluctuating commodity prices.

Interest Rate Risk

As of March 31, 2019, due to borrowings made during the period then ended, we had a balance outstanding under the Term Credit Agreement and ABL Credit Agreement, and such borrowings bear interest at variable rates of interest.

	Expected Maturity Date							Fair Market Value
($ amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
March 31, 2019
U.S. dollar variable rate - TETRA	$—	$—	$—	$—	$—	$230,701	$230,701	$230,701
Weighted average interest rate (variable)	—%	—%	—%	—%	—%	8.08%
U.S. dollar fixed rate - CCLP	$—	$—	$—	$295,930	$—	$350,000	$645,930	$600,900
Weighted average interest rate (fixed)	—%	—%	—%	7.25%	—%	7.50%

Exchange Rate Risk

As of March 31, 2019, there have been no material changes pertaining to our exchange rate exposures as disclosed in our 2018 Annual Report.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019, the end of the period covered by this quarterly report.

As discussed above in this Quarterly Report on Form 10-Q, in February 2018, we completed the acquisition of SwiftWater, and in December 2018, we purchased JRGO. SwiftWater and JRGO were both excluded from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, as disclosed in our 2018 Annual Report in accordance with SEC Staff guidance permitting the exclusion for the year in which an acquisition is completed. During the quarter ended March 31, 2019, we completed our integration of SwiftWater and the oversight, policies, procedures, and monitoring that support our internal control over financial reporting has been extended to include SwiftWater. We are continuing to integrate JRGO into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and, where necessary, making changes in controls and procedures related to the JRGO business, which we expect to be completed in fiscal year 2019. We will include both SwiftWater and JRGO in our annual assessment of internal control over financial reporting for our fiscal year ending December 31, 2019.

In connection with the adoption of the new lease accounting standard on January 1, 2019, we evaluated and updated certain internal controls to facilitate the proper capture and assessment of contractual information required to support proper preparation of financial information upon adoption.
There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.

There have been no material changes in the information pertaining to our Risk Factors as disclosed in our 2018 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
January 1 – January 31, 2019	—		$—	—	$14,327,000
February 1 – February 28, 2019	68,412	(2)	2.49	—	14,327,000
March 1 – March 31, 2019	—		—	—	14,327,000
Total	68,412			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*	Form of Employee Restricted Stock Unit Award Agreement
10.2*	Form of Director Restricted Stock Unit Award Agreement
10.3*	Form of Cash Award Agreement
10.4*	Purchase and Lease Consent and Amendment to Credit Agreement, date February 4, 2019
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS+	XBRL Instance Document.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2019 and 2018; (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	May 9, 2019	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Chief Executive Officer

Date:	May 9, 2019	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	May 9, 2019	By:	/s/Richard D. O'Brien
Richard D. O'Brien
Vice President – Finance and Global Controller
Principal Accounting Officer