Form 10-Q
period 2019-06-30
TETRA TECHNOLOGIES INC
filed 2019-08-09
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2019
or
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
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

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

 As of August 7, 2019, there were 125,583,460 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Product sales	$135,350	$107,687	$227,131	$183,066
Services	153,446	152,385	305,393	276,387
Total revenues	288,796	260,072	532,524	459,453
Cost of revenues:
Cost of product sales	108,253	86,115	182,841	146,329
Cost of services	98,049	97,177	200,205	181,920
Depreciation, amortization, and accretion	31,817	28,979	62,445	55,420
Impairments and other charges	2,311	—	2,457	—
Total cost of revenues	240,430	212,271	447,948	383,669
Gross profit	48,366	47,801	84,576	75,784
General and administrative expense	36,295	33,617	70,572	64,420
Interest expense, net	18,529	18,379	36,908	33,352
Warrants fair value adjustment (income) expense	(1,520)	2,195	(1,113)	201
CCLP Series A Preferred Units fair value adjustment (income) expense	146	(512)	1,309	846
Other (income) expense, net	627	3,808	(324)	6,584
Loss before taxes and discontinued operations	(5,711)	(9,686)	(22,776)	(29,619)
Provision for income taxes	2,490	2,446	4,099	3,570
Loss before discontinued operations	(8,201)	(12,132)	(26,875)	(33,189)
Discontinued operations:
Loss from discontinued operations (including 2018 loss on disposal of $31.5 million), net of taxes	(345)	(21)	(771)	(41,727)
Net loss	(8,546)	(12,153)	(27,646)	(74,916)
Less: loss attributable to noncontrolling interest	1,633	6,188	9,895	15,303
Net loss attributable to TETRA stockholders	$(6,913)	$(5,965)	$(17,751)	$(59,613)
Basic net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.06)	$(0.05)	$(0.13)	$(0.14)
Loss from discontinued operations attributable to TETRA stockholders	$0.00	$0.00	$(0.01)	$(0.33)
Net loss attributable to TETRA stockholders	$(0.06)	$(0.05)	$(0.14)	$(0.47)
Average shares outstanding	125,612	122,474	125,646	125,553
Diluted net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.06)	$(0.05)	$(0.13)	$(0.14)
Loss from discontinued operations attributable to TETRA stockholders	$0.00	$0.00	$(0.01)	$(0.33)
Net loss attributable to TETRA stockholders	$(0.06)	$(0.05)	$(0.14)	$(0.47)
Average diluted shares outstanding	125,612	122,474	125,646	125,553
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(8,546)	$(12,153)	$(27,646)	$(74,916)
Foreign currency translation adjustment, net of taxes of $0 in 2019 and 2018	848	(9,249)	442	(7,966)
Comprehensive loss	(7,698)	(21,402)	(27,204)	(82,882)
Less: Comprehensive loss attributable to noncontrolling interest	1,550	7,942	9,636	17,442
Comprehensive loss attributable to TETRA stockholders	$(6,148)	$(13,460)	$(17,568)	$(65,440)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,979	$40,038
Restricted cash	66	64
Trade accounts receivable, net of allowances of $2,261 in 2019 and $2,583 in 2018	195,424	187,592
Inventories	138,424	143,571
Assets of discontinued operations	—	1,354
Notes receivable	7,627	7,544
Prepaid expenses and other current assets	25,326	20,528
Total current assets	392,846	400,691
Property, plant, and equipment:
Land and building	75,423	78,746
Machinery and equipment	1,294,944	1,265,732
Automobiles and trucks	35,381	35,568
Chemical plants	190,325	188,641
Construction in progress	50,016	44,419
Total property, plant, and equipment	1,646,089	1,613,106
Less accumulated depreciation	(785,654)	(759,175)
Net property, plant, and equipment	860,435	853,931
Other assets:
Goodwill	25,784	25,859
Patents, trademarks and other intangible assets, net of accumulated amortization of $84,387 in 2019 and $80,401 in 2018	78,272	82,184
Deferred tax assets, net	20	13
Operating lease right-of-use assets	57,924	—
Other assets	23,905	22,849
Total other assets	185,905	130,905
Total assets	$1,439,186	$1,385,527

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$85,757	$80,279
Unearned income	32,200	26,695
Accrued liabilities and other	86,995	89,232
Liabilities of discontinued operations	2,510	4,145
Total current liabilities	207,462	200,351
Long-term debt, net	856,482	815,560
Deferred income taxes	3,809	3,242
Asset retirement obligations	12,468	12,202
CCLP Series A Preferred Units	7,894	27,019
Warrants liability	960	2,073
Operating lease liabilities	47,398	—
Other liabilities	8,022	12,331
Total long-term liabilities	937,033	872,427
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at June 30, 2019 and December 31, 2018; 128,381,046 shares issued at June 30, 2019 and 128,455,134 shares issued at December 31, 2018	1,284	1,285
Additional paid-in capital	464,305	460,680
Treasury stock, at cost; 2,791,742 shares held at June 30, 2019, and 2,717,569 shares held at December 31, 2018	(19,116)	(18,950)
Accumulated other comprehensive income (loss)	(51,480)	(51,663)
Retained deficit	(232,860)	(217,952)
Total TETRA stockholders' equity	162,133	173,400
Noncontrolling interests	132,558	139,349
Total equity	294,691	312,749
Total liabilities and equity	$1,439,186	$1,385,527

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2018	$1,285	$460,680	$(18,950)	$(51,663)	$(217,952)	$139,349	$312,749
Net loss for first quarter 2019	—	—	—	—	(10,838)	(8,262)	(19,100)
Translation adjustment, net of taxes of $0	—	—	—	(582)	—	176	(406)
Comprehensive loss	—	—	—	—	—	—	(19,506)
Distributions to public unitholders	—	—	—	—	—	(307)	(307)
Equity award activity	(1)	—	—	—	—	—	(1)
Treasury stock activity, net	—	—	(155)	—	—	—	(155)
Equity compensation expense	—	1,628	—	—	—	311	1,939
Conversions of CCLP Series A Preferred	—	—	—	—	—	2,539	2,539
Cumulative effect adjustment	—	—	—	—	2,843	—	2,843
Other	—	(67)	—	—	—	76	9
Balance at March 31, 2019	$1,284	$462,241	$(19,105)	$(52,245)	$(225,947)	$133,882	$300,110
Net loss for second quarter 2019	—	—	—	—	(6,913)	(1,633)	(8,546)
Translation adjustment, net of taxes of $0	—	—	—	765	—	83	848
Comprehensive loss	—	—	—	—	—	—	(7,698)
Distributions to public unitholders	—	—	—	—	—	(308)	(308)
Treasury stock activity, net	—	—	(11)	—	—	—	(11)
Equity compensation expense	—	2,100	—	—	—	567	2,667
Other	—	(36)	—	—	—	(33)	(69)
Balance at June 30, 2019	$1,284	$464,305	$(19,116)	$(51,480)	$(232,860)	$132,558	$294,691

See Notes to Consolidated Financial Statements

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2017	$1,185	$425,648	$(18,651)	$(43,767)	$(156,335)	$144,481	$352,561
Net loss for first quarter 2018	—	—	—	—	(53,648)	(9,115)	(62,763)
Translation adjustment, net of taxes of $0	—	—	—	1,668	—	(385)	1,283
Comprehensive loss	—	—	—	—	—	—	(61,480)
Distributions to public unitholders	—	—	—	—	—	(4,358)	(4,358)
Equity award activity	20	—	—	—	—	—	20
Treasury stock activity, net	—	—	(170)	—	—	—	(170)
Issuance of common stock for business combination	77	28,135	—	—	—	—	28,212
Equity compensation expense	—	1,434	—	—	—	(655)	779
Conversions of CCLP Series A Preferred	—	—	—	—	—	10,103	10,103
Other	—	(171)	—	—	—	(35)	(206)
Balance at March 31, 2018	$1,282	$455,046	$(18,821)	$(42,099)	$(209,983)	$140,036	$325,461
Net loss for second quarter 2018	—	—	—	—	(5,965)	(6,188)	(12,153)
Translation adjustment, net of taxes of $0	—	—	—	(7,495)	—	(1,754)	(9,249)
Comprehensive loss	—	—	—	—	—	—	(21,402)
Distributions to public unitholders	—	—	—	—	—	(4,624)	(4,624)
Equity award activity	1	—	—	—	—	—	1
Treasury stock activity, net	—	—	(44)	—	—	—	(44)
Equity compensation expense	—	1,905	—	—	—	358	2,263
Conversions of CCLP Series A Preferred	—	—	—	—	—	9,272	9,272
Other	—	131	—	—	—	4	135
Balance at June 30, 2018	$1,283	$457,082	$(18,865)	$(49,594)	$(215,948)	$137,104	$311,062

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(27,646)	$(74,916)
Reconciliation of net loss to cash provided by (used in) operating activities:
Depreciation, amortization, and accretion	62,445	57,505
Impairment and other charges	2,457	—
Benefit for deferred income taxes	550	(280)
Equity-based compensation expense	4,932	3,422
Provision for doubtful accounts	922	665
Non-cash loss on disposition of business	—	32,369
Amortization of deferred financing costs	1,900	2,133
CCLP Series A Preferred redemption premium	941	—
CCLP Series A Preferred accrued paid in kind distributions	928	2,838
CCLP Series A Preferred fair value adjustment	1,309	846
Warrants fair value adjustment	(1,113)	201
Contingent consideration liability fair value adjustment	(800)	4,300
Expense for unamortized finance costs and other non-cash charges and credits	669	3,616
Acquisition and transaction financing fees	75	—
Gain on sale of assets	(872)	(65)
Changes in operating assets and liabilities:
Accounts receivable	(7,075)	(46)
Inventories	(92)	(18,398)
Prepaid expenses and other current assets	(4,327)	(2,434)
Trade accounts payable and accrued expenses	4,766	(23,246)
Other	(1,592)	(637)
Net cash provided by (used in) operating activities	38,377	(12,127)
Investing activities:
Purchases of property, plant, and equipment, net	(60,604)	(67,441)
Acquisition of businesses, net of cash acquired	(11,417)	(42,002)
Proceeds from disposal of business	—	3,121
Proceeds on sale of property, plant, and equipment	1,214	307
Other investing activities	(447)	(332)
Net cash used in investing activities	(71,254)	(106,347)
Financing activities:
Proceeds from long-term debt	194,090	508,250
Principal payments on long-term debt	(154,217)	(325,300)
CCLP distributions	(615)	(8,982)
Redemptions of CCLP Series A Preferred	(19,760)	—
Tax remittances on equity based compensation	(458)	(593)
Debt issuance costs and other financing activities	(325)	(7,881)
Net cash provided by financing activities	18,715	165,494
Effect of exchange rate changes on cash	105	1,021
Increase (decrease) in cash and cash equivalents	(14,057)	48,041
Cash and cash equivalents and restricted cash at beginning of period	40,102	26,389
Cash and cash equivalents and restricted cash at end of period	$26,045	$74,430

Supplemental cash flow information:
Interest paid	$33,449	$18,610
Income taxes paid	4,501	3,314
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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2019 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2019.

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

Impairments and Other Charges

During the three month period ending June 30, 2019, our Compression Division recorded impairments of $2.3 million on certain units of its low-horsepower compression fleet, reflecting the decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. A recoverability analysis was performed on the remaining low-horsepower fleet and it was concluded that the remaining fleet was recoverable from estimated future cash flows.

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

Long-term operating leases are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of June 30, 2019. Long-term finance leases are not material. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term, if it is reasonably certain that we would exercise the option.

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

Foreign Currency Translation

The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.8) million and $0.5 million during the three and six months ended June 30, 2019, respectively, and $(0.6) million and $0.3 million during the three and six months ended June 30, 2018, respectively.

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

In February 2018, the FASB issued ASU 2018-02, "Income Statement-Reporting Comprehensive Income (Topic 220)" that gives entities the option to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. This was effective for us on January 1, 2019, however, as we do not have associated tax effects in accumulated other comprehensive income, there was no impact.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. We are currently assessing the potential effects of these changes to our consolidated financial statements.

NOTE B – INVENTORIES

Components of inventories as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019	December 31, 2018
	(In Thousands)
Finished goods	$63,579	$69,762
Raw materials	3,428	3,503
Parts and supplies	44,120	47,386
Work in progress	27,297	22,920
Total inventories	$138,424	$143,571

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
NOTE C – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Number of weighted average common shares outstanding	125,612	122,474	125,646	125,553
Assumed exercise of equity awards and warrants	—	—	—	—
Average diluted shares outstanding	125,612	122,474	125,646	125,553

For the three and six month periods ended June 30, 2019 and June 30, 2018, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three and six month periods ended June 30, 2019 and June 30, 2018, the calculation of diluted earnings per common share excludes the impact of the CCLP Preferred Units (as defined in Note F), as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$10	$—	$10
Cost of revenues	—	—	—	(235)	(98)	(333)
Depreciation, amortization, and accretion	—	—	—	—	—	—
General and administrative expense	345	—	345	284	—	284
Other (income) expense, net	—	—	—	55	—	55
Pretax income (loss) from discontinued operations	(345)	—	(345)	(94)	98	4
Pretax loss on disposal of discontinued operations			—			(25)
Total pretax income (loss) from discontinued operations			(345)			(21)
Income tax expense			—			—
Total income (loss) from discontinued operations			$(345)			$(21)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$4,487	$187	$4,674
Cost of revenues	22	—	22	10,888	139	11,027
Depreciation, amortization, and accretion	—	—	—	1,873	212	2,085
General and administrative expense	749	—	749	1,537	187	1,724
Other (income) expense, net	—	—	—	78	—	78
Pretax loss from discontinued operations	(771)	—	(771)	(9,889)	(351)	(10,240)
Pretax loss on disposal of discontinued operations			—			(33,813)
Total pretax loss from discontinued operations			(771)			(44,053)
Income tax benefit			—			(2,326)
Total loss from discontinued operations			$(771)			$(41,727)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	June 30, 2019			December 31, 2018
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$—	$—	$—	$—	$1,340	$1,340
Other current assets	—	—	—	14	—	14
Assets of discontinued operations	$—	$—	$—	$14	$1,340	$1,354

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$817	$—	$817	$740	$—	$740
Accrued liabilities	960	733	1,693	1,330	2,075	3,405
Liabilities of discontinued operations	$1,777	$733	$2,510	$2,070	$2,075	$4,145
NOTE E – LONG-TERM DEBT AND OTHER BORROWINGS

We believe our capital structure, excluding CCLP, ("TETRA") and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of June 30, 2019 and December 31, 2018, consists of the following:

		June 30, 2019	December 31, 2018
		(In Thousands)
TETRA	Scheduled Maturity
Asset-based credit agreement (presented net of unamortized deferred financing costs of $1.5 million as of June 30, 2019)	September 2023	$18,507	$—
Term credit agreement (presented net of the unamortized discount of $6.8 million as of June 30, 2019 and $7.2 million as of December 31, 2018 and net of unamortized deferred financing costs of $10.1 million as of June 30, 2019 and $10.2 million as of December 31, 2018)	September 2025	203,602	182,547
TETRA total debt		222,109	182,547
Less current portion		—	—
TETRA total long-term debt		$222,109	$182,547

CCLP
CCLP asset-based credit agreement	June 2023	—	—
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $2 million as of June 30, 2019 and $2.2 million as of December 31, 2018 and net of unamortized deferred financing costs of $3.4 million as of June 30, 2019 and $3.9 million as of December 31, 2018)	August 2022	290,615	289,797
CCLP 7.50% Senior Secured Notes (presented net of unamortized deferred financing costs of $6.2 million as of June 30, 2019 and $6.8 million as of December 31, 2018)	April 2025	343,758	343,216
CCLP total debt		634,373	633,013
Less current portion		—	—
CCLP total long-term debt		$634,373	$633,013
Consolidated total long-term debt		$856,482	$815,560

As of June 30, 2019, TETRA had a $20.0 million outstanding balance and $8.9 million in letters of credit against its asset-based credit agreement ("ABL Credit Agreement"). As of June 30, 2019, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, TETRA had an availability of $40.6 million under this agreement. There was no balance outstanding under the CCLP asset-based credit agreement ("CCLP Credit Agreement") as of June 30, 2019. On June 26, 2019, CCLP entered into an amendment of the CCLP Credit Agreement that, among other things, revised and increased the borrowing base, including adding the value of certain CCLP inventory in the determination of the borrowing base. As of June 30, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $22.2 million.

TETRA and CCLP credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. TETRA and CCLP are both in compliance with all covenants of their respective credit and senior note agreements as of June 30, 2019.
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

Unless otherwise redeemed for cash, a ratable portion of the CCLP Preferred Units has been, and will continue to be, converted into CCLP common units on the eighth day of each month over a period of thirty months that began in March 2017 and will end in August 2019 (each, a “Conversion Date”). Based on the number of CCLP Preferred Units outstanding as of June 30, 2019, the maximum aggregate number of CCLP common units that could be required to be issued pursuant to the conversion provisions of the CCLP Preferred Units is approximately 4.3 million CCLP common units; however, CCLP may, at its option, pay cash, or a combination of cash and common units, to the holders of the CCLP Preferred Units instead of issuing common units on any Conversion Date, subject to certain restrictions as described in the Second Amended and Restated CCLP Partnership Agreement and the CCLP Credit Agreement. Beginning with the January 2019 Conversion Date, CCLP has elected to redeem the remaining CCLP Preferred Units for cash, resulting in 1,870,681 CCLP Preferred Units being redeemed during the six months ended June 30, 2019 for $19.8 million, which includes approximately $0.9 million of redemption premium that was paid and charged to other (income) expense, net in the accompanying consolidated statements of operations. The total number of CCLP Preferred Units outstanding as of June 30, 2019 was 751,736, of which we held 94,409. The final redemption of the remaining outstanding CCLP Preferred Units, along with a final cash payment made in lieu of paid in kind units for the quarter ended June 30, 2019, occurred on August 8, 2019, for an aggregate cash payment of $5.0 million of which $0.6 million was paid to us.

Based on the conversion provisions of the CCLP Preferred Units, calculated as of June 30, 2019, using the trading prices of the common units over the prior month, along with other factors, and as otherwise impacted by the existence of certain conditions related to the CCLP common units (the "Conversion Price"), the theoretical number of CCLP common units that would be issued if all of the outstanding CCLP Preferred Units were converted on June 30, 2019 on the same basis as the monthly conversions would be approximately 2.7 million CCLP common units, with an aggregate market value of $9.7 million. If converted to CCLP common units, a $1 decrease in the Conversion Price would result in the issuance of 1.3 million additional CCLP common units pursuant to these conversion provisions.

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

Contingent Consideration

The fair value of the remaining contingent consideration associated with the February 2018 acquisition of SwiftWater Energy Services, LLC ("SwiftWater") is based on a probability simulation utilizing forecasted revenues and EBITDA of the water management business of SwiftWater and all of our pre-existing operations in the Permian Basin (a Level 3 fair value measurement). At June 30, 2019, based on a forecast of SwiftWater 2019 revenues and EBITDA, the estimated fair value for the liability associated with the remaining contingent purchase price consideration was $0.2 million, resulting in $0.4 million and $0.8 million being credited to other (income) expense, net, during the three and six months ended June 30, 2019, respectively. During the three months ended June 30, 2019, the sellers received a payment of $10.0 million based on SwiftWater's performance during 2018. In addition, as part of the purchase of JRGO Energy Services LLC ("JRGO") during December 2018, the sellers were paid contingent consideration of $1.4 million during the three month period ended June 30, 2019, based on JRGO's performance during the fourth quarter of 2018.

Derivative Contracts

We and CCLP each enter into short term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2019, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$7,333	1.13	9/19/2019
Forward purchase Euro	2,025	1.15	9/19/2019
Forward purchase pounds sterling	4,285	1.26	7/19/2019
Forward purchase Mexican peso	780	19.23	7/19/2019
Forward purchase Norwegian krone	552	8.69	7/19/2019
Forward sale Mexican peso	7,858	19.09	7/19/2019

Derivative Contracts	British Pound Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	1,780	0.89	7/19/2019

Derivative Contracts	Swedish Krona Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	22,270	10.60	7/19/2019

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

The fair values of foreign currency derivative instruments are based on quoted market values (a Level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative instruments as of June 30, 2019 and December 31, 2018, are as follows:

Foreign currency derivative instruments	Balance Sheet Location	Fair Value at June 30, 2019	Fair Value at December 31, 2018
		(In Thousands)
Forward purchase contracts	Current assets	$147	$41
Forward sale contracts	Current assets	64	76
Forward sale contracts	Current liabilities	—	(126)
Forward purchase contracts	Current liabilities	(23)	(168)
Net asset (liability)		$188	$(177)

None of our foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six month periods ended June 30, 2019, we recognized $0.2 million and $0.7 million of net (gains) losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program. During the three and six months ended June 30, 2018, we recognized $(0.7) million and $(0.8) million of net (gains) losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

A summary of these recurring fair value measurements by valuation hierarchy as of June 30, 2019 and December 31, 2018, is as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(7,894)	$—	$—	$(7,894)
Warrants liability	(960)	—	—	(960)
Asset for foreign currency derivative contracts	211	—	211	—
Liability for foreign currency derivative contracts	(23)	—	(23)	—
Acquisition contingent consideration liability	(200)	—	—	(200)
Net liability	$(8,866)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(27,019)	$—	$—	$(27,019)
Warrants liability	(2,073)	—	—	(2,073)
Asset for foreign currency derivative contracts	117	—	117	—
Liability for foreign currency derivative contracts	(294)	—	(294)	—
Acquisition contingent consideration liability	(12,452)	—	—	(12,452)
Net liability	$(41,721)

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA's ABL Credit Agreement and Term Credit Agreement, and the CCLP Credit Agreement approximate their carrying amounts. The fair values of the publicly traded CCLP 7.25% Senior Notes at June 30, 2019 and December 31, 2018, were approximately $267.1 million and $266.3 million, respectively. Those fair values compare to the face amount of $295.9 million both at June 30, 2019 and December 31, 2018. The fair values of the CCLP 7.50% Senior Secured Notes at June 30, 2019 and December 31, 2018 were approximately $344.8 million and $332.5 million, respectively. These fair values compare to aggregate principal amount of such notes at both June 30, 2019 and December 31, 2018, of $350.0 million. We based the fair values of the CCLP 7.25% Senior Notes and the CCLP 7.50% Senior Secured Notes as of June 30, 2019 on recent trades for these notes.
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

Contingencies of Discontinued Operations

In early 2018, we closed the Maritech Asset Purchase Agreement with Orinoco Natural Resources, LLC ("Orinoco") that provided for the purchase by Orinoco of Maritech's remaining oil and gas properties and related assets. Also in early 2018, we closed the Maritech Membership Interest Purchase Agreement with Orinoco that provided for the purchase by Orinoco of all of the outstanding membership interests in Maritech. As a result of these transactions, we have effectively exited the business of our Maritech segment and Orinoco assumed all of Maritech's abandonment and decommissioning obligations. To the extent that Maritech or Orinoco fails to perform the abandonment and decommissioning work required, we, as the former parent company of Maritech, may be required to perform the abandonment and decommissioning work. Pursuant to a Bonding Agreement entered into as part of these transactions (the "Bonding Agreement"), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech and agreed to replace, within 90 days following the closing, the initial bonds delivered at closing with other non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million. Orinoco further agreed to replace, within 180 days following the closing, such replacement performance bonds with a maximum of three performance bonds in the aggregate sum of $47.0 million, meeting certain requirements. In the event Orinoco does not provide either tranche of replacement bonds, Orinoco is required to make certain cash escrow payments to us. The payment obligations of Orinoco under the Bonding Agreement were guaranteed by Thomas M. Clarke and Ana M. Clarke pursuant to a separate guaranty agreement (the “Clarke Bonding Guaranty Agreement”). Orinoco has not delivered such replacement bonds and it has not made any of the agreed upon cash escrow payments and we filed a lawsuit against Orinoco and the Clarkes to enforce the terms of the Bonding Agreement and the Clarke Bonding Guaranty Agreement. Each party filed a motion for summary judgment in the lawsuit asserting its respective claims. A summary judgment was granted in favor of Orinoco and the Clarkes which has the effect of dismissing our present claims for the replacement bonds and the escrow payments provided for in the Bonding Agreement. We plan to seek reconsideration of the decision by the court and/or file an appeal of the summary judgment. The non-revocable performance bonds delivered at the closing remain in effect.

NOTE I – INDUSTRY SEGMENTS

We manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression.

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$72,806	$72,287	$130,134	$123,344
Water & Flowback Services Division	367	—	731	676
Compression Division	62,177	35,400	96,266	59,046
Consolidated	$135,350	$107,687	$227,131	$183,066

Services
Completion Fluids & Products Division	$6,961	$4,268	$11,214	$6,317
Water & Flowback Services Division	72,757	83,593	151,071	143,770
Compression Division	73,728	64,524	143,108	126,300
Consolidated	$153,446	$152,385	$305,393	$276,387

Interdivision revenues
Completion Fluids & Products Division	$—	$1	$—	$(1)
Water & Flowback Services Division	—	53	—	275
Compression Division	—	—	—	—
Interdivision eliminations	—	(54)	—	(274)
Consolidated	$—	$—	$—	$—

Total revenues
Completion Fluids & Products Division	$79,767	$76,556	$141,348	$129,660
Water & Flowback Services Division	73,124	83,646	151,802	144,721
Compression Division	135,905	99,924	239,374	185,346
Interdivision eliminations	—	(54)	—	(274)
Consolidated	$288,796	$260,072	$532,524	$459,453

Income (loss) before taxes
Completion Fluids & Products Division	$14,614	$9,981	$20,800	$12,430
Water & Flowback Services Division	2,460	8,311	4,691	14,859
Compression Division	(3,483)	(8,655)	(11,284)	(22,673)
Interdivision eliminations	1	4	7	4
Corporate Overhead(1)	(19,303)	(19,327)	(36,990)	(34,239)
Consolidated	$(5,711)	$(9,686)	$(22,776)	$(29,619)

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In Thousands)
General and administrative expense	$14,350	$11,871	$26,439	$24,469
Depreciation and amortization	172	164	340	315
Interest expense	5,696	4,877	11,038	8,884
Warrants fair value adjustment (income) expense	(1,520)	2,195	(1,113)	201
Other general corporate (income) expense, net	605	220	286	370
Total	$19,303	$19,327	$36,990	$34,239

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

We receive cash equal to the invoice price for most product sales and services and payment terms typically range from 30 to 60 days from the date we invoice our customer. Since the period between when we deliver products or services and when the customer pays for such products or services is not expected to exceed one year, we have elected not to calculate or disclose a financing component for our customer contracts.

Depending on the terms of the arrangement, we may also defer the recognition of revenue for a portion of the consideration received because we have to satisfy a future performance obligation. For example, consideration received from customers during the fabrication of new compressor packages is typically deferred until control of the compressor package is transferred to our customer. For any arrangements with multiple performance obligations, we use management's estimated selling price to determine the stand-alone selling price for separate performance obligations. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period. As of June 30, 2019, we had $45.3 million of remaining performance obligations related to our compression service contracts. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than 12 months and does not consider the effects of the time value of money. The remaining performance obligations are expected to be recognized through 2022 as follows (in thousands):

	2019	2020	2021	2022	2023	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$19,830	$19,279	$6,108	$101	$—	$45,318

Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping costs as part of cost of product sales when control over our products (i.e. delivery) has transferred to the customer.

Use of Estimates. In recognizing revenue for variable consideration arrangements, the amount of variable consideration recognized is limited so that it is probable that significant amounts of revenues will not be reversed in future periods when the uncertainty is resolved. For products returned by the customer, we estimate the expected returns based on an analysis of historical experience. For volume discounts earned by the customer, we estimate the discount (if any) based on our estimate of the total expected volume of products sold or services to be provided to the customer during the discount period. In certain contracts for the sale of CBF, we may agree to issue credits for the repurchase of reclaimable used fluids from certain customers at an agreed price that is based on the condition of the fluids. For sales of CBF, we adjust the revenue recognized in the period of shipment by the estimated amount of the credit expected to be issued to the customer, and this estimate is based on historical experience. As of June 30, 2019, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $4.2 million that were recorded in inventory (right of return asset) and accounts payable. There were no material differences between amounts recognized during the three and six month periods ended June 30, 2019, compared to estimates made in a prior period from these variable consideration arrangements.

Contract Assets and Liabilities. We consider contract assets to be trade accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain instances, particularly those requiring customer specific documentation prior to invoicing, our invoicing of the customer is delayed until certain documentation requirements are met. In those cases, we recognize a contract asset rather than a billed trade accounts receivable until we are able to invoice the customer. Our contract asset balances, primarily associated with these documentation requirements, were $35.4 million and $44.2 million as of June 30, 2019 and December 31, 2018, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

We classify contract liabilities as Unearned Income in our consolidated balance sheets. Such deferred revenue typically results from advance payments received on orders for new compressor equipment prior to the time such equipment is completed and transferred to the customer in accordance with the customer contract.

The following table reflects the changes in our contract liabilities for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(In Thousands)
Unearned Income, beginning of period	$25,333	$17,050
Additional unearned income	84,456	59,360
Revenue recognized	(78,119)	(47,276)
Unearned income, end of period	$31,670	$29,134

During the six month period ended June 30, 2019, we recognized in product sales revenue of $19.1 million from unearned income that was deferred as of December 31, 2018. During the six months ended June 30, 2018, we recognized in product sales revenue of $15.4 million from unearned income that was deferred as of our adoption of ASC 606 on January 1, 2018.

Contract Costs. As of June 30, 2019, contract costs were immaterial.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note I. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(In Thousands)
Completion Fluids & Products
U.S.	37,536	34,112	$69,142	$62,020
International	42,231	42,444	72,206	67,640
	79,767	76,556	141,348	129,660
Water & Flowback Services
U.S.	68,412	70,838	141,611	117,877
International	4,712	12,808	10,191	26,844
	73,124	83,646	151,802	144,721
Compression
U.S.	126,122	90,927	219,638	167,907
International	9,783	8,997	19,736	17,439
	135,905	99,924	239,374	185,346
Interdivision eliminations
U.S.	—	—	—	1
International	—	(54)	—	(275)
	—	(54)	—	(274)
Total Revenue
U.S.	232,070	195,877	430,391	347,805
International	56,726	64,195	102,133	111,648
	288,796	260,072	$532,524	$459,453
NOTE K – LEASES

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain storage tanks and equipment rentals. These finance leases are not material to our financial statements. Our leases have remaining lease terms ranging from 1 to 16 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs. We do not have leases that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Variable rent expense was not material.

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

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In Thousands)
Operating lease expense	$4,987	$10,031
Short-term lease expense	9,552	20,713
Total lease expense	$14,539	$30,744

Supplemental cash flow information:

Six Months Ended June 30, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$9,398

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$4,881

Supplemental balance sheet information:

June 30, 2019
(In Thousands)
Operating leases:
Operating lease right-of-use assets	$57,924

Accrued liabilities and other	$12,652
Operating lease liabilities	47,398
Total operating lease liabilities	$60,050

Additional operating lease information:

June 30, 2019
Weighted average remaining lease term:
Operating leases	6.88 Years

Weighted average discount rate:
Operating leases	9.41%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year consist of the following at June 30, 2019:

Operating Leases
(In Thousands)

Remainder of 2019	$8,948
2020	15,996
2021	11,702
2022	9,107
2023	7,844
Thereafter	29,391
Total lease payments	82,988
Less imputed interest	(22,938)
Total lease liabilities	$60,050

At June 30, 2019, future minimum rental receipts under a non-cancelable sublease for office space in one of our locations totaled $5.9 million. For the three and six months ended June 30, 2019, we recognized sublease income of $0.2 million and $0.4 million, respectively.
NOTE L – SUBSEQUENT EVENTS

Contingencies of Discontinued Operations

Part of the consideration we received in the March 1, 2018 disposition of our Offshore Division was a promissory note in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable by Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC) to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.4 million as of June 30, 2019 are payable to us.

In August 2019, certain creditors of Epic Companies filed an involuntary petition against Epic Companies under Chapter 7 of the bankruptcy code in the Eastern District of Louisiana. Although the Epic Promissory Note is not currently due and is guaranteed by the Clarke Promissory Note Guaranty Agreement, we continue to monitor this matter and there can be no assurance that future developments, including those involving the financial condition of Epic Companies or relating to the involuntary bankruptcy proceeding, may or may not adversely impact our ability to timely collect amounts owed to us by Epic Companies pursuant to the Offshore Services Purchase Agreement and the Epic Promissory Note.

CCLP Series A Convertible Preferred Units

On August 8, 2019, the remaining 375,868 CCLP Preferred Units, of which we held 47,205, were redeemed, along with a final cash payment made in lieu of paid in kind units for the quarter ended June 30, 2019, for an aggregate cash payment of $5.0 million of which $0.6 million was paid to us.
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

Business Overview

The increase in consolidated revenues during the six month period ended June 30, 2019 primarily reflects the growth in demand for compression services and equipment, as well as an increase in completion fluids activity. Our Compression Division revenues increased 36.0% during the quarter ended June 30, 2019 compared to the prior year quarter, driven by increased new compressor equipment sales and reflecting the increased utilization of its compression services fleet. Our Completion Fluids & Products Division also reported increased revenues, a 4.2% increase compared to the prior year quarter, primarily due to increased Gulf of Mexico and international CBF product sales. Demand for these products and services during the period was strong despite continued volatility in pricing for oil, which affects the plans of many of our oil and gas operations customers. Recent oil price volatility has particularly affected domestic onshore demand for our Water & Flowback Services Division services, resulting in increased customer contract pricing pressure. Water & Flowback Services Division revenues and profitability during the quarter ended June 30, 2019 reflects the impact of this decreased demand. Other than for the Compression Division, the outlook for domestic onshore demand for our products and services is expected to continue to be uncertain for the remainder of 2019.

Funding for the expected long-term growth in our operations remains a key focus. Consolidated cash provided by operating activities during the six months ended June 30, 2019 increased compared to the prior year period and we and our CSI Compressco LP ("CCLP") subsidiary are utilizing operating cash flows to fund our respective capital expenditure needs. We also have capacity under our term credit agreement (the “Term Credit Agreement”) and our asset-based lending credit agreement (the “ABL Credit Agreement”) to fund our growth capital expenditure plans, as well as potential acquisition transactions. In addition, our Compression Division, through the separate capital structure of CCLP, expects to fund additional 2019 growth capital expenditures for new compression services equipment through $4.3 million of currently available cash as of June 30, 2019, expected operating cash flows, and up to $15.0 million of new compression services equipment to be purchased by us, and leased to CCLP, of which $11.1 million has been funded as of June 30, 2019. These sources are expected to enable CCLP to meet its growth capital expenditure requirements without having to access available borrowings under its credit agreement (the "CCLP Credit Agreement") and without having to access the current debt and equity markets. We and CCLP are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment. The earliest maturity date of our long-term debt is September 2023 and the earliest maturity date of CCLP's long-term debt is August 2022.
Critical Accounting Policies and Estimates

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

Results of Operations

Three months ended June 30, 2019 compared with three months ended June 30, 2018.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$288,796	$260,072	$28,724	11.0%
Gross profit	48,366	47,801	565	1.2%
Gross profit as a percentage of revenue	16.7%	18.4%
General and administrative expense	36,295	33,617	2,678	8.0%
General and administrative expense as a percentage of revenue	12.6%	12.9%
Interest expense, net	18,529	18,379	150	0.8%
Warrants fair value adjustment (income) expense	(1,520)	2,195	(3,715)
CCLP Series A Preferred Units fair value adjustment (income) expense	146	(512)	658
Other (income) expense, net	627	3,808	(3,181)
Loss before taxes and discontinued operations	(5,711)	(9,686)	3,975	41.0%
Loss before taxes and discontinued operations as a percentage of revenue	(2.0)%	(3.7)%
Provision for income taxes	2,490	2,446	44
Loss before discontinued operations	(8,201)	(12,132)	3,931
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(345)	(21)	(324)
Net loss	(8,546)	(12,153)	3,607
Loss attributable to noncontrolling interest	1,633	6,188	(4,555)
Net income (loss) attributable to TETRA stockholders	$(6,913)	$(5,965)	$(948)

Consolidated revenues during the current year quarter increased compared to the prior year quarter primarily due to a $36.0 million increase in Compression Division revenues. The increase in Compression Division revenues was primarily driven by increased new compressor equipment sales activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit during the current year quarter increased slightly compared to the prior year quarter primarily due to increased gross profit from our Completion Fluids & Products and Compression Divisions. This increase was largely offset, however, by the lower gross profit of our Water & Flowback Services Division resulting primarily from increased customer pricing pressures. Despite the improvement in the activity levels of certain of our businesses, domestic onshore and offshore activity levels remain flat and the impact of pricing pressures also continues to impact profitability in certain markets. Operating expenses reflect the increase in consolidated revenues, although we remain aggressive in managing operating costs.

Consolidated general and administrative expenses increased during the current year quarter compared to the prior year quarter primarily due to increased salary and employee expenses of $2.7 million and increased professional services fees of $0.3 million, partially offset by decreased insurance and other general expenses of $0.2 million and decreased provision for bad debt of $0.1 million. Increased general and administrative expenses were driven primarily by executive transition costs of our Corporate Division. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year quarter.

Consolidated interest expense, net, remained flat during the current year quarter compared to the prior year quarter primarily due to increased Corporate interest expense offset by Compression Division decreased interest expense. Corporate interest expense increased due to additional borrowings under the TETRA Term Credit Agreement and ABL Credit Agreement during the current year period. Compression Division interest expense decreased due to the conversions and redemption of CCLP Preferred Units outstanding. Interest expense during the 2019 and 2018 quarterly periods includes $0.9 million and $0.9 million, respectively, of finance cost amortization.

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

The CCLP Preferred Units may be settled using a variable number of CCLP common units, and therefore the fair value of the CCLP Preferred Units is classified as a long-term liability on our consolidated balance sheet in accordance with ASC 480. Because the CCLP Preferred Units are convertible into CCLP common units at the option of the holder, the fair value of the CCLP Preferred Units will generally increase or decrease with the trading price of the CCLP common units, and this increase (decrease) in CCLP Preferred Unit fair value will be charged (credited) to earnings, as appropriate, resulting in volatility of our earnings during the period the CCLP Preferred Units are outstanding. The final redemption of the remaining outstanding CCLP Preferred Units occurred on August 8, 2019.

Consolidated other (income) expense, net, was $0.6 million of other expense during the current year quarter compared to $3.8 million of other expense during the prior year quarter primarily due to $4.7 million of decreased expense associated with the remeasurement of the contingent purchase price consideration for the SwiftWater acquisition, offset by increased expense of $0.6 million associated with a redemption premium incurred in connection with the redemption of CCLP Preferred Units for cash.

Our consolidated provision for income taxes during the three month period ended June 30, 2019 is attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended June 30, 2019 of negative 43.6% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$79,767	$76,556	$3,211	4.2%
Gross profit	19,809	14,396	5,413	37.6%
Gross profit as a percentage of revenue	24.8%	18.8%
General and administrative expense	5,200	4,462	738	16.5%
General and administrative expense as a percentage of revenue	6.5%	5.8%
Interest (income) expense, net	(157)	(131)	(26)
Other (income) expense, net	152	84	68
Income before taxes	$14,614	$9,981	$4,633	46.4%
Income before taxes as a percentage of revenue	18.3%	13.0%

The increase in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to $2.7 million of increased services revenue from offshore completion fluids activity in the Gulf of Mexico and Eastern hemisphere compared to the prior year quarter. Additionally, product sales revenue increased $0.5 million, as increased offshore completion activity resulting in increased CBF product sales more than offset a decrease in manufactured product sales.

Completion Fluids & Products Division gross profit during the current year quarter increased compared to the prior year quarter primarily due to the increased revenues and profitability associated with the mix of CBF products and services. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune(R) completion fluid projects.

The Completion Fluids & Products Division reported an increase in pretax earnings during the current year quarter compared to the prior year quarter primarily due to increased gross profit discussed above. Completion Fluids & Products Division administrative cost levels increased compared to the prior year quarter, with $0.3 million of increased legal and professional fees, $0.2 million of increased salary and employee related expenses, $0.1 million of increased bad debt expense and $0.2 million of increased general expenses. The Completion Fluids & Products Division continues to review opportunities to further reduce its administrative costs. Other expense increased primarily due to increased foreign currency losses.

Water & Flowback Services Division

	Three Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$73,124	$83,646	$(10,522)	(12.6)%
Gross profit	7,490	18,631	(11,141)
Gross profit as a percentage of revenue	10.2%	22.3%
General and administrative expense	5,775	6,444	(669)	(10.4)%
General and administrative expense as a percentage of revenue	7.9%	7.7%
Interest (income) expense, net	(8)	(1)	(7)
Other (income) expense, net	(737)	3,877	(4,614)
Income before taxes	$2,460	$8,311	$(5,851)
Income before taxes as a percentage of revenue	3.4%	9.9%

Water & Flowback Services Division revenues decreased during the current year quarter compared to the prior year quarter primarily due to increased customer pricing pressures and revenues recorded from specific high-margin Rocky Mountain and Mid-Continents customer projects during the prior year period.

The Water & Flowback Services Division reflected decreased gross profit during the current year quarter compared to the prior year quarter primarily due to the decreased revenues from the high-margin projects described above. Customer pricing continues to be challenging due to excess availability of equipment in certain markets. The Water & Flowback Services Division continues to monitor its cost structure, minimize costs, and seeks to capture additional synergies following the SwiftWater and JRGO acquisitions.

The Water & Flowback Services Division reported decreased pretax income during the current year quarter compared to the prior year quarter primarily due to the reduction in gross profit described above. General and administrative expense levels decreased compared to the prior year quarter due to decreased salary and employee related expenses of $0.5 million, decreased professional services fees of $0.3 million, and decreased bad debt expense of $0.1 million, partially offset by increased insurance and other general expenses of $0.2 million. Other (income) expense includes $0.4 million current period gain compared to a $4.3 million prior period charge associated with the remeasurement of the contingent purchase price consideration for SwiftWater.

Compression Division

	Three Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$135,905	$99,924	$35,981	36.0%
Gross profit	21,235	14,933	6,302	42.2%
Gross profit as a percentage of revenue	15.6%	14.9%
General and administrative expense	10,972	10,841	131	1.2%
General and administrative expense as a percentage of revenue	8.1%	10.8%
Interest expense, net	12,998	13,634	(636)
CCLP Series A Preferred fair value adjustment (income) expense	146	(512)	658
Other (income) expense, net	602	(375)	977
Loss before taxes	$(3,483)	$(8,655)	$5,172	59.8%
Loss before taxes as a percentage of revenue	(2.6)%	(8.7)%

Compression Division revenues increased during the current year quarter compared to the prior year quarter primarily due to a $26.8 million increase in product sales revenues, due to a higher number of new compressor equipment sales compared to the prior year quarter. Demand for new compressor equipment continues to be strong. In addition, current year revenues reflect a $9.2 million increase in service revenues. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compression fleet utilization rates, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year quarter compared to the prior year quarter due to increased revenues discussed above. This increase was despite a $2.5 million charge for the impairment on certain low-horsepower compressor equipment and associated inventory during the current year period. Higher compression fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded a decreased pretax loss during the current year quarter compared to the prior year quarter due to increased gross profit discussed above. Interest expense decreased compared to the prior year quarter, primarily due to the conversion and redemption of CCLP Preferred Units outstanding. General and administrative expense levels increased compared to the prior year quarter, due to increased legal and professional fees of $0.4 million and increased bad debt expense of $0.1 million, offset by decreased other general expenses of $0.5 million. The CCLP Preferred Units fair value adjustment resulted in a $0.1 million charge to earnings in the current year quarter compared to a $0.5 million credit to earnings in the prior year period. Other (income) expense, net, reflected increased expense primarily due to $0.6 million of redemption premium incurred in connection with the redemption of the CCLP Preferred Units for cash and increased foreign currency losses.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$172	$164	$8	(4.9)%
General and administrative expense	14,350	11,871	2,479	20.9%
Interest (income) expense, net	5,696	4,877	819
Warrants fair value adjustment (income) expense	(1,520)	2,195	(3,715)
Other (income) expense, net	605	220	385
Loss before taxes	$(19,303)	$(19,327)	$24	0.1%

Corporate Overhead pretax loss remained flat during the current year quarter compared to the prior year quarter, primarily due to increased income associated with the fair value of the outstanding Warrants liability offset by increased general and administrative and interest expenses. The fair value of the outstanding Warrants liability resulted in a $1.5 million credit to earnings during the current year quarter compared to a $2.2 million charge to earnings in the prior year quarter. Corporate general and administrative expense increased primarily due to increased salary, incentives, and other employee related expenses, which included $1.8 million of executive transition costs incurred during the current year quarter. These increases were partially offset by $0.2 million of decreased professional service fees. Interest expense increased resulting from increased borrowings. In addition, other expense, net, increased primarily due to increased foreign currency losses of $0.3 million.
Results of Operations

Six months ended June 30, 2019 compared with six months ended June 30, 2018.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$532,524	$459,453	$73,071	15.9%
Gross profit	84,576	75,784	8,792	11.6%
Gross profit as a percentage of revenue	15.9%	16.5%
General and administrative expense	70,572	64,420	6,152	9.5%
General and administrative expense as a percentage of revenue	13.3%	14.0%
Interest expense, net	36,908	33,352	3,556	10.7%
Warrants fair value adjustment (income) expense	(1,113)	201	(1,314)
CCLP Series A Preferred Units fair value adjustment (income) expense	1,309	846	463
Other (income) expense, net	(324)	6,584	(6,908)
Loss before taxes and discontinued operations	(22,776)	(29,619)	6,843	23.1%
Loss before taxes and discontinued operations as a percentage of revenue	(4.3)%	(6.4)%
Provision for income taxes	4,099	3,570	529
Loss before discontinued operations	(26,875)	(33,189)	6,314
Discontinued operations:
Loss from discontinued operations (including 2018 loss on disposal of $31.5 million), net of taxes	(771)	(41,727)	40,956
Net loss	(27,646)	(74,916)	47,270
Loss attributable to noncontrolling interest	9,895	15,303	(5,408)
Net loss attributable to TETRA stockholders	$(17,751)	$(59,613)	$41,862

Consolidated revenues for the current year period increased compared to the prior year period primarily due to increased Compression Division and Completion Fluids & Products Division revenues, which increased by $54.0 million and $11.7 million, respectively. The increased revenues of the Compression Division were primarily due to increased new compressor equipment sales activity. The increase in revenues for the Completion Fluids & Products Division was primarily due to increased international product sales. Our Water & Flowback Services Division also reported increased revenues, primarily driven by the impact of a full six months of SwiftWater, which was acquired on February 28, 2018. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year period compared to the prior year period primarily due to the increased profitability of our Compression Division and our Completion Fluids & Products Division. The increased gross profit from these divisions more than offset the lower gross profit of our Water & Flowback Services Division, which experienced increased costs and challenging customer pricing in competitive markets compared to the prior year period. Despite the improvement in activity levels of certain of our businesses, onshore and offshore U.S. Gulf of Mexico activity levels remain flat and the impact of pricing pressures continues to challenge profitability in certain markets. Operating expenses reflect the increase in consolidated revenues, although we remain aggressive in managing operating costs and minimizing increased headcount, despite the increased operations.

Consolidated general and administrative expenses increased during the current year period compared to the prior year period primarily due to $6.6 million of increased salary related expenses and $0.2 million of increased insurance and other general expenses, partially offset by $0.3 million of decreased professional services fees, and $0.3 million of decreased consulting and other expenses. Increased general and administrative expenses were driven primarily by our Compression and Corporate Divisions. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year period.

Consolidated interest expense, net, increased in the current year period primarily due to Corporate and Compression Division interest expense. Corporate interest expense increased due to additional borrowings under the TETRA Term Credit Agreement and ABL Credit Agreement in the current period. Compression Division interest expense increased due to higher CCLP outstanding debt balances and higher interest rates compared to the prior year period. Interest expense during the current year period and the prior year period includes $1.9 million and $2.1 million, respectively, of finance cost amortization.

Consolidated other (income) expense, net, was $0.3 million of income during the current year period compared to $6.6 million of expense during the prior year period primarily due to $5.1 million of decreased expense associated with the remeasurement of the contingent purchase price consideration for the SwiftWater acquisition and $3.5 million of decreased expense related to the unamortized deferred financing costs charged to earnings during the prior year period as a result of the termination of the CCLP Bank Credit Facility. These decreases were offset by increased expense of $1.1 million associated with a redemption premium incurred in connection with the redemption of CCLP Preferred Units for cash and increased foreign currency losses.

Our consolidated provision for income taxes for the current year period is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the six month period ended June 30, 2019 of negative 18.0% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Six Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$141,348	$129,660	$11,688	9.0%
Gross profit	30,472	21,082	9,390	44.5%
Gross profit as a percentage of revenue	21.6%	16.3%
General and administrative expense	9,928	9,102	826	9.1%
General and administrative expense as a percentage of revenue	7.0%	7.0%
Interest (income) expense, net	(337)	(365)	28
Other (income) expense, net	81	(85)	166
Income before taxes	$20,800	$12,430	$8,370	67.3%
Income before taxes as a percentage of revenue	14.7%	9.6%

The increase in Completion Fluids & Products Division revenues during the current year period compared to the prior year period was primarily due to $6.8 million of increased product sales revenue primarily due to increased international CBF product sales and domestic manufactured products sales, partially offset by reduced CBF product sales revenues in the U.S. Gulf of Mexico. Additionally, service revenues increased $4.9 million, primarily due to increased international completion services activity. Offshore U.S. Gulf of Mexico activity levels remain challenged, and the impact of pricing pressures continues to hamper profitability.

Completion Fluids & Products Division gross profit during the current year period increased significantly compared to the prior year period primarily due to the profitability associated with the increased manufactured products and international CBF sales revenues. Gross profit was negatively affected by approximately $0.7 million of costs associated with a damaged manufactured products facility, a portion of which is expected to be reimbursed from insurance proceeds in future periods. Completion Fluids & Products Division profitability in future periods will be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Completion Fluids & Products Division reported a significant increase in pretax earnings during the current year period compared to the prior year period due to the increase in gross profit discussed above. Completion Fluids & Products Division administrative cost levels increased compared to the prior year period, as $0.7 million of increased legal and professional fees and $0.4 million of increased general expenses were partially offset by $0.3 million of decreased salary and employee related expenses.

Water & Flowback Services Division

	Six Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$151,802	$144,721	$7,081	4.9%
Gross profit	16,341	30,035	(13,694)	(45.6)%
Gross profit as a percentage of revenue	10.8%	20.8%
General and administrative expense	12,571	11,722	849	7.2%
General and administrative expense as a percentage of revenue	8.3%	8.1%
Interest (income) expense, net	(4)	(16)	12
Other (income) expense, net	(917)	3,470	(4,387)
Income before taxes	$4,691	$14,859	$(10,168)	68.4%
Income before taxes as a percentage of revenue	3.1%	10.3%

Water & Flowback Services Division revenues increased during the current year period compared to the prior year period due to increased water management services activity. Water management and flowback services revenues increased $7.0 million during the current year period compared to the prior year period primarily resulting from the impact of a full six month of revenues from SwiftWater, which was acquired on February 28, 2018, and the impact of the December 2018 acquisition of JRGO. Product sales revenue increased by $0.1 million, due to international equipment sales activity.

The Water & Flowback Services Division reflected decreased gross profit during the current year period compared to the prior year period, despite increased revenues, due to a shift in revenue mix away from smaller, capital constrained customers towards larger operators with stronger balance sheets. The costs to demobilize from one customer to mobilize for another within the same period had a meaningful impact on profitability. In addition, we reflected decreased revenues and profit from certain high-margin projects performed during the prior year period. We also experienced high maintenance costs on our flowback service equipment following the significant activity experienced in the fourth quarter of 2018, which was our highest flowback service revenue quarter in over three years.

The Water & Flowback Services Division reported decreased pretax income compared to the prior year period, primarily due to the decrease in gross profit described above. General and administrative expenses increased primarily due to the $2.5 million impact from additional administrative expenses from the operations added as a result of the 2018 acquisitions. Total general and administrative increases included increased wage and benefit related expenses of $0.6 million, increased sales and marketing expenses of $0.3 million, and increased general expenses of $0.3 million, offset by decreased professional fees of $0.3 million. The Water & Flowback Services Division reported other income, net, during the current year period compared to other expense during the prior year period primarily due to $0.8 million of current period income associated with the remeasurement of the contingent purchase price consideration for SwiftWater compared to a $4.3 million expense during the prior year period.

Compression Division

	Six Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$239,374	$185,346	$54,028	29.1%
Gross profit	38,094	24,973	13,121	52.5%
Gross profit as a percentage of revenue	15.9%	13.5%
General and administrative expense	21,635	19,127	2,508	13.1%
General and administrative expense as a percentage of revenue	9.0%	10.3%
Interest expense, net	26,210	24,848	1,362
CCLP Series A Preferred fair value adjustment (income) expense	1,309	846	463
Other (income) expense, net	224	2,825	(2,601)
Loss before taxes	$(11,284)	$(22,673)	$11,389	50.2%
Loss before taxes as a percentage of revenue	(4.7)%	(12.2)%

Compression Division revenues increased during the current year period compared to the prior year period primarily due to a $37.2 million increase in product sales revenues, due to improving demand. Demand for new compressor equipment remains strong, although the current equipment sales backlog has decreased compared to the prior year period, due to significant sales recorded in the prior year period. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues. In addition, current year revenues reflect a $16.8 million increase in service revenues from compression and aftermarket services operations. This increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compression fleet utilization rates. Overall utilization of the Compression Division's compression fleet has improved sequentially for the past two year period, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year period compared to the prior year due to increased revenues discussed above. This increase was despite a $2.5 million charge for the impairment on certain low-horsepower compressor equipment and associated inventory during the current year period. The increased compression fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded less pretax loss in the current year period compared to the prior year period primarily due to the increased gross profit discussed above. Interest expense increased compared to the prior year period due to higher CCLP outstanding debt balances and a higher interest rate on the CCLP Senior Secured Notes, a portion of the proceeds of which were used to repay the balance outstanding under the previous CCLP bank credit facility. General and administrative expense levels increased compared to the prior year period, due to $2.2 million of increased salary and employee-related expenses, including the impact of increased headcount, incentives and equity compensation, and increased professional services of $0.4 million. In addition, other expense decreased $2.6 million, as $1.1 million of expense during the current year period associated with the redemption premium incurred in connection with the redemption of the CCLP Preferred Units for cash was offset by $3.5 million of expense during the prior year period for unamortized deferred financing costs charged to earnings as a result of the termination of the previous CCLP bank credit facility. The CCLP Preferred Units fair value adjustment resulted in a $1.3 million charge to earnings during the current year period compared to a $0.8 million charge to earnings in the prior year period.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$340	$315	$25	(7.9)%
General and administrative expense	26,439	24,469	1,970	8.1%
Interest expense, net	11,038	8,884	2,154
Warrants fair value adjustment (income) expense	(1,113)	201	(1,314)
Other (income) expense, net	286	370	(84)
Loss before taxes	$(36,990)	$(34,239)	$(2,751)	(8.0)%

Corporate Overhead pretax loss increased during the current year period compared to the prior year period primarily due to increased interest expense resulting from increased borrowings. Corporate general and administrative expense increased primarily due to increased salary related expense of $4.1 million, which included $1.8 million of executive transition costs. This increase was offset by $1.1 million of decreased professional fees, $0.4 million of decreased general expenses, and $0.6 million of decreased consulting fees. The fair value of the outstanding Warrants liability resulted in a $1.1 million credit to earnings compared to an $0.2 million charge to earnings during the prior year period. In addition, other expense of $0.3 million was recorded during the current year period, compared to $0.4 million during the prior year period.
Liquidity and Capital Resources

We believe that the capital structure steps we have taken during the past three years continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating and financial markets. As of June 30, 2019, we and CCLP are in compliance with all covenants of our respective debt agreements. Information about the terms and covenants of debt agreements can be found in our 2018 Annual Report.

Because of the level of consolidated debt, we believe it is important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. Our consolidated debt outstanding has a carrying value of approximately $856.5 million as of June 30, 2019. However, approximately $634.4 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP, and $343.8 million of which is secured by certain of CCLP's assets. Through our common unit ownership interest in CCLP, which was approximately 34% as of June 30, 2019, and ownership of an approximately 1.4% general partner interest, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $4.3 million of the $26.0 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. The following table provides condensed consolidating balance sheet information reflecting TETRA's net assets and CCLP's net assets that service and secure TETRA's and CCLP's respective capital structures.

	June 30, 2019
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$21,683	$4,296	$—	$25,979
Affiliate receivables	10,086	—	(10,086)	—
Other current assets	225,552	141,315	—	366,867
Property, plant and equipment, net	212,198	648,237	—	860,435
Long-term affiliate receivables	11,142	—	(11,142)	—
Other assets, including investment in CCLP	67,404	42,344	76,157	185,905
Total assets	$548,065	$836,192	$54,929	$1,439,186

Affiliate payables	$—	$10,086	$(10,086)	$—
Other current liabilities	98,149	109,313	—	207,462
Long-term debt, net	222,109	634,373	—	856,482
CCLP Series A Preferred Units	—	9,000	(1,106)	7,894
Warrants liability	960	—	—	960
Long-term affiliate payable	—	11,142	(11,142)	—
Other non-current liabilities	64,714	6,983	—	71,697
Total equity	162,133	55,295	77,263	294,691
Total liabilities and equity	$548,065	$836,192	$54,929	$1,439,186

As of June 30, 2019, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had $40.6 million of availability under the ABL Credit Agreement. As of June 30, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $22.2 million.

Our consolidated sources (uses) of cash during the six months ended June 30, 2019 and 2018 are as follows:

	Six months ended June 30,
	2019	2018
	(In Thousands)
Operating activities	$38,377	$(12,127)
Investing activities	(71,254)	(106,347)
Financing activities	18,715	165,494

Operating Activities

Consolidated cash flows provided by operating activities increased by $50.5 million. CCLP generated $40.3 million of our consolidated cash flows provided by operating activities during the six months ended June 30, 2019 compared to a utilization of $4.3 million during the prior year period. Operating cash flows increased due to improved operating profitability and due to minimizing the use of cash for working capital changes, particularly related to the management of inventory levels and the timing of payments of accounts payable. We have taken steps to aggressively manage working capital, including increased accounts receivable collection efforts. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first six months of 2019 were $60.6 million. Our Completion Fluids & Products Division spent $3.6 million on capital expenditures during the first six months of 2019, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $16.8 million on capital expenditures, primarily to add to its water management equipment fleet. Our Compression Division spent $40.1 million, primarily for growth capital expenditure projects to increase its compression fleet.

Generally, a majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to expand our operations in the future. Excluding our Compression Division, we expect to spend approximately $30.0 million to $35.0 million during 2019 on capital expenditures, primarily to expand our Water & Flowback Services Division equipment fleet. Our Compression Division expects to spend approximately $80.0 million to $85.0 million on capital expenditures during 2019 primarily to expand its compression fleet in response to increased demand for compression services. If the forecasted demand for our products and services during the remainder of 2019 increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Financing Activities

During the first six months of 2019, the total amount of consolidated cash provided by financing activities was $18.7 million, consisting primarily of borrowings under our ABL Credit Agreement and our Term Credit Agreement. We and CCLP may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, leases, issuances of equity and debt securities, and other sources of capital.

TETRA Long-Term Debt

Asset-Based Credit Agreement. The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of TETRA’s and any other borrowers’ inventory and accounts receivable, and contains within the facility a letter of credit sublimit of $20.0 million and a swingline loan sublimit of $10.0 million. The ABL Credit Agreement is scheduled to mature on September 10, 2023. As of August 7, 2019, we have $31.0 million outstanding under our ABL Credit Agreement and $6.9 million letters of credit.

Term Credit Agreement.    The Term Credit Agreement provides for an initial loan in the amount of $200 million and the availability of additional loans, subject to the terms of the Term Credit Agreement, up to an aggregate amount of $75 million. The Term Credit Agreement is scheduled to mature on September 10, 2025. As of August 7, 2019, $220.5 million in aggregate principal amount of our Term Credit Agreement is outstanding.

CCLP Financing Activities

CCLP Preferred Units. Beginning in January 2019, CCLP elected to redeem the remaining CCLP Preferred Units for cash, resulting in 783,046 Preferred Units being redeemed during the six months ended June 30, 2019 for $22.5 million, which includes approximately $1.1 million of redemption premium that was paid. Including the impact of paid in kind distributions of CCLP Preferred Units and conversions of CCLP Preferred Units into CCLP common units, and the redemption of CCLP Preferred Units for cash, the total number of CCLP Preferred Units outstanding as of June 30, 2019 was 751,736, of which we held 94,409. The final redemption of the remaining outstanding CCLP Preferred Units, along with a final cash payment made in lieu of paid in kind Preferred Units for the quarter ended June 30, 2019, occurred on August 8, 2019.

CCLP Bank Credit Facilities. The CCLP Credit Agreement, as amended, includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of CCLP’s and any other borrowers’ accounts receivable. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the CCLP Credit Agreement. As of June 30, 2019, CCLP had no outstanding balance and had $4.5 million in letters of credit against the CCLP Credit Agreement. The CCLP Credit Agreement is scheduled to mature on June 29, 2023. As of August 7, 2019, CCLP has no balance outstanding under the CCLP Credit Agreement and $3.7 million in letters of credit, resulting in $31.6 million of availability, reflecting recent increases to the borrowing base.

CCLP Senior Secured Notes. As of August 7, 2019, $350.0 million in aggregate principal was outstanding. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

CCLP Senior Notes. As of August 7, 2019, $295.9 million in aggregate principal amount was outstanding. The CCLP Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.
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

The Second Amended and Restated Partnership Agreement of CCLP requires that within 45 days after the end of each quarter, CCLP distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the six months ended June 30, 2019, CCLP distributed $1.0 million in cash, including $0.6 million to its public unitholders, reflecting the reduction in quarterly distributions announced previously by CCLP in December 2018. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit going forward.

Off Balance Sheet Arrangements

As of June 30, 2019, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contingencies of Discontinued Operations

In early 2018, we closed the Maritech Asset Purchase Agreement with Orinoco Natural Resources, LLC ("Orinoco") that provided for the purchase by Orinoco of Maritech's remaining oil and gas properties and related assets. Also in early 2018, we closed the Maritech Membership Interest Purchase Agreement with Orinoco that provided for the purchase by Orinoco of all of the outstanding membership interests in Maritech. As a result of these transactions, we have effectively exited the business of our Maritech segment and Orinoco assumed all of Maritech's abandonment and decommissioning obligations. To the extent that Maritech or Orinoco fails to perform the abandonment and decommissioning work required, we, as the former parent company of Maritech, may be required to perform the abandonment and decommissioning work. Pursuant to a Bonding Agreement entered into as part of these transactions (the "Bonding Agreement"), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech and agreed to replace, within 90 days following the closing, the initial bonds delivered at closing with other non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million. Orinoco further agreed to replace, within 180 days following the closing, such replacement performance bonds with a maximum of three performance bonds in the aggregate sum of $47.0 million, meeting certain requirements. In the event Orinoco does not provide either tranche of replacement bonds, Orinoco is required to make certain cash escrow payments to us. The payment obligations of Orinoco under the Bonding Agreement were guaranteed by Thomas M. Clarke and Ana M. Clarke pursuant to a separate guaranty agreement (the “Clarke Bonding Guaranty Agreement”). Orinoco has not delivered such replacement bonds and it has not made any of the agreed upon cash escrow payments and we filed a lawsuit against Orinoco and the Clarkes to enforce the terms of the Bonding Agreement and the Clarke Bonding Guaranty Agreement. Each party filed a motion for summary judgment in the lawsuit asserting its respective claims. A summary judgment was granted in favor of Orinoco and the Clarkes which has the effect of dismissing our present claims for the replacement bonds and the escrow payments provided for in the Bonding Agreement. We plan to seek reconsideration of the decision by the court and/or file an appeal of the summary judgment. The non-revocable performance bonds delivered at the closing remain in effect.

Part of the consideration we received in the March 1, 2018 disposition of our Offshore Division was a promissory note in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable by Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC) to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.4 million as of June 30, 2019 are payable to us.

In August 2019, certain creditors of Epic Companies filed an involuntary petition against Epic Companies under Chapter 7 of the bankruptcy code in the Eastern District of Louisiana. Although the Epic Promissory Note is not currently due and is guaranteed by the Clarke Promissory Note Guaranty Agreement, we continue to monitor this matter and there can be no assurance that future developments, including those involving the financial condition of Epic Companies or relating to the involuntary bankruptcy proceeding, may or may not adversely impact our ability to timely collect amounts owed to us by Epic Companies pursuant to the Offshore Services Purchase Agreement and the Epic Promissory Note.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our consolidated contractual cash obligations as of June 30, 2019:

	Payments Due
	Total	2019	2020	2021	2022	2023	Thereafter
	(In Thousands)
Long-term debt - TETRA	$240,500	$—	$—	$—	$—	$20,000	$220,500
Long-term debt - CCLP	645,930	—	—	—	295,930	—	350,000
Interest on debt - TETRA	122,403	14,331	19,108	19,108	19,108	18,883	31,865
Interest on debt - CCLP	230,320	35,672	47,563	47,563	40,459	26,250	32,813
Purchase obligations	99,250	4,750	9,500	9,500	9,500	9,500	56,500
Asset retirement obligations(1)	12,468	—	—	—	—	—	12,468
Operating leases	82,988	8,948	15,996	11,702	9,107	7,844	29,391
Total contractual cash obligations(2)	$1,433,859	$63,701	$92,167	$87,873	$374,104	$82,477	$733,537

(1)	We have estimated the timing of these payments for asset retirement obligation liabilities based upon our plans. The amounts shown represent the discounted obligation as of June 30, 2019.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $0.8 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements. These excluded amounts also include the approximately $7.9 million July 8, 2019 and August 8, 2019 final payments for liabilities related to the CCLP Preferred Units. Refer to Part I, Item 1. Financial Statements- Note F – "CCLP Series A Convertible Preferred Units," for further discussion.

For additional information about our contractual obligations as of December 31, 2018, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report on Form 10-K.
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

Interest Rate Risk

As of June 30, 2019, due to borrowings made during the period then ended, we had balances outstanding under the Term Credit Agreement and ABL Credit Agreement, and such borrowings bear interest at variable rates of interest.

	Expected Maturity Date							Fair Market Value
($ amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
June 30, 2019
U.S. dollar variable rate - TETRA	$—	$—	$—	$—	$20,000	$220,500	$240,500	$240,500
Weighted average interest rate (variable)	—%	—%	—%	—%	4.50%	8.54%
U.S. dollar fixed rate - CCLP	$—	$—	$—	$295,930	$—	$350,000	$645,930	$611,900
Weighted average interest rate (fixed)	—%	—%	—%	7.25%	—%	7.50%

Exchange Rate Risk

As of June 30, 2019, there have been no material changes pertaining to our exchange rate exposures as disclosed in our 2018 Annual Report.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2019	906		$2.40	—	$14,327,000
May 1 – May 31, 2019	4,855	(2)	1.99	—	14,327,000
June 1 – June 30, 2019	—		—	—	14,327,000
Total	5,761			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1
Transition Agreement dated as of May 8, 2019 between TETRA Technologies, Inc. and Stuart M. Brightman (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 8, 2019 (SEC File No. 001-13455)).

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2019 and 2018; (iii) Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	August 8, 2019	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Chief Executive Officer

Date:	August 8, 2019	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	August 8, 2019	By:	/s/Richard D. O'Brien
Richard D. O'Brien
Vice President – Finance and Global Controller
Principal Accounting Officer