Form 10-Q
period 2019-09-30
TETRA TECHNOLOGIES INC
filed 2019-11-08
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

 As of November 6, 2019, there were 125,540,626 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Product sales	$93,377	$102,070	$320,508	$285,136
Services	152,570	154,781	457,963	431,168
Total revenues	245,947	256,851	778,471	716,304
Cost of revenues:
Cost of product sales	71,957	81,817	254,798	228,146
Cost of services	98,356	101,304	298,911	283,224
Depreciation, amortization, and accretion	30,867	29,460	93,312	84,880
Impairments and other charges	849	2,940	3,306	2,940
Insurance recoveries	(1,042)	—	(1,392)	—
Total cost of revenues	200,987	215,521	648,935	599,190
Gross profit	44,960	41,330	129,536	117,114
General and administrative expense	34,926	34,446	105,498	98,866
Interest expense, net	18,146	18,894	55,054	52,246
Warrants fair value adjustment (income) expense	78	(179)	(1,035)	22
CCLP Series A Preferred Units fair value adjustment (income) expense	—	498	1,309	1,344
Other (income) expense, net	(690)	619	(1,014)	7,203
Loss before taxes and discontinued operations	(7,500)	(12,948)	(30,276)	(42,567)
Provision (benefit) for income taxes	1,579	(96)	5,678	3,474
Loss before discontinued operations	(9,079)	(12,852)	(35,954)	(46,041)
Discontinued operations:
Income (loss) from discontinued operations (including 2018 loss on disposal of $33.8 million), net of taxes	(9,130)	796	(9,901)	(40,931)
Net loss	(18,209)	(12,056)	(45,855)	(86,972)
Less: loss attributable to noncontrolling interest	2,378	5,120	12,273	20,423
Net loss attributable to TETRA stockholders	$(15,831)	$(6,936)	$(33,582)	$(66,549)
Basic net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.06)	$(0.06)	$(0.19)	$(0.21)
Loss from discontinued operations attributable to TETRA stockholders	$(0.07)	$0.00	$(0.08)	$(0.33)
Net loss attributable to TETRA stockholders	$(0.13)	$(0.06)	$(0.27)	$(0.54)
Average shares outstanding	125,568	125,689	125,620	123,557
Diluted net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.06)	$(0.06)	$(0.19)	$(0.21)
Loss from discontinued operations attributable to TETRA stockholders	$(0.07)	$0.00	$(0.08)	$(0.33)
Net loss attributable to TETRA stockholders	$(0.13)	$(0.06)	$(0.27)	$(0.54)
Average diluted shares outstanding	125,568	125,689	125,620	123,557

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(18,209)	$(12,056)	$(45,855)	$(86,972)
Foreign currency translation adjustment, net of taxes of $0 in 2019 and 2018	(3,742)	(581)	(3,300)	(8,547)
Comprehensive loss	(21,951)	(12,637)	(49,155)	(95,519)
Less: Comprehensive loss attributable to noncontrolling interest	2,358	5,025	11,994	22,467
Comprehensive loss attributable to TETRA stockholders	$(19,593)	$(7,612)	$(37,161)	$(73,052)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,918	$40,038
Restricted cash	61	64
Trade accounts receivable, net of allowances of $4,466 in 2019 and $2,583 in 2018	170,168	187,592
Inventories	142,406	143,571
Assets of discontinued operations	16	1,354
Notes receivable	—	7,544
Prepaid expenses and other current assets	22,563	20,528
Total current assets	371,132	400,691
Property, plant, and equipment:
Land and building	75,206	78,746
Machinery and equipment	1,316,661	1,265,732
Automobiles and trucks	33,163	35,568
Chemical plants	189,416	188,641
Construction in progress	50,055	44,419
Total property, plant, and equipment	1,664,501	1,613,106
Less accumulated depreciation	(803,109)	(759,175)
Net property, plant, and equipment	861,392	853,931
Other assets:
Goodwill	25,784	25,859
Patents, trademarks and other intangible assets, net of accumulated amortization of $85,911 in 2019 and $80,401 in 2018	76,225	82,184
Deferred tax assets, net	19	13
Operating lease right-of-use assets	57,848	—
Other assets	23,300	22,849
Total other assets	183,176	130,905
Total assets	$1,415,700	$1,385,527

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$97,142	$80,279
Unearned income	26,896	26,695
Accrued liabilities and other	87,127	89,232
Liabilities of discontinued operations	1,907	4,145
Total current liabilities	213,072	200,351
Long-term debt, net	858,272	815,560
Deferred income taxes	3,729	3,242
Asset retirement obligations	12,603	12,202
CCLP Series A Preferred Units	—	27,019
Warrants liability	1,038	2,073
Operating lease liabilities	45,993	—
Other liabilities	7,465	12,331
Total long-term liabilities	929,100	872,427
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at September 30, 2019 and December 31, 2018; 128,363,817 shares issued at September 30, 2019 and 128,455,134 shares issued at December 31, 2018	1,284	1,285
Additional paid-in capital	465,615	460,680
Treasury stock, at cost; 2,823,191 shares held at September 30, 2019, and 2,717,569 shares held at December 31, 2018	(19,164)	(18,950)
Accumulated other comprehensive income (loss)	(55,242)	(51,663)
Retained deficit	(248,691)	(217,952)
Total TETRA stockholders' equity	143,802	173,400
Noncontrolling interests	129,726	139,349
Total equity	273,528	312,749
Total liabilities and equity	$1,415,700	$1,385,527

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2018	$1,285	$460,680	$(18,950)	$(51,663)	$(217,952)	$139,349	$312,749
Net loss for first quarter 2019	—	—	—	—	(10,838)	(8,262)	(19,100)
Translation adjustment, net of taxes of $0	—	—	—	(582)	—	176	(406)
Comprehensive loss	—	—	—	—	—	—	(19,506)
Distributions to public unitholders	—	—	—	—	—	(307)	(307)
Equity award activity	(1)	—	—	—	—	—	(1)
Treasury stock activity, net	—	—	(155)	—	—	—	(155)
Equity compensation expense	—	1,628	—	—	—	311	1,939
Conversions of CCLP Series A Preferred	—	—	—	—	—	2,539	2,539
Cumulative effect adjustment	—	—	—	—	2,843	—	2,843
Other	—	(67)	—	—	—	76	9
Balance at March 31, 2019	$1,284	$462,241	$(19,105)	$(52,245)	$(225,947)	$133,882	$300,110
Net loss for second quarter 2019	—	—	—	—	(6,913)	(1,633)	(8,546)
Translation adjustment, net of taxes of $0	—	—	—	765	—	83	848
Comprehensive loss	—	—	—	—	—	—	(7,698)
Distributions to public unitholders	—	—	—	—	—	(308)	(308)
Treasury stock activity, net	—	—	(11)	—	—	—	(11)
Equity compensation expense	—	2,100	—	—	—	567	2,667
Other	—	(36)	—	—	—	(33)	(69)
Balance at June 30, 2019	$1,284	$464,305	$(19,116)	$(51,480)	$(232,860)	$132,558	$294,691
Net loss for third quarter 2019	—	—	—	—	(15,831)	(2,378)	(18,209)
Translation adjustment, net of taxes of $0	—	—	—	(3,762)	—	20	(3,742)
Comprehensive loss	—	—	—	—	—	—	(21,951)
Distributions to public unitholders	—	—	—	—	—	(309)	(309)
Treasury stock activity, net	—	—	(48)	—	—	—	(48)
Equity compensation expense	—	1,316	—	—	—	(211)	1,105
Other	—	(6)	—	—	—	46	40
Balance at September 30, 2019	$1,284	$465,615	$(19,164)	$(55,242)	$(248,691)	$129,726	$273,528

See Notes to Consolidated Financial Statements

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2017	$1,185	$425,648	$(18,651)	$(43,767)	$(156,335)	$144,481	$352,561
Net loss for first quarter 2018	—	—	—	—	(53,648)	(9,115)	(62,763)
Translation adjustment, net of taxes of $0	—	—	—	1,668	—	(385)	1,283
Comprehensive loss	—	—	—	—	—	—	(61,480)
Distributions to public unitholders	—	—	—	—	—	(4,358)	(4,358)
Equity award activity	20	—	—	—	—	—	20
Treasury stock activity, net	—	—	(170)	—	—	—	(170)
Issuance of common stock for business combination	77	28,135	—	—	—	—	28,212
Equity compensation expense	—	1,434	—	—	—	(655)	779
Conversions of CCLP Series A Preferred	—	—	—	—	—	10,103	10,103
Other	—	(171)	—	—	—	(35)	(206)
Balance at March 31, 2018	$1,282	$455,046	$(18,821)	$(42,099)	$(209,983)	$140,036	$325,461
Net loss for second quarter 2018	—	—	—	—	(5,965)	(6,188)	(12,153)
Translation adjustment, net of taxes of $0	—	—	—	(7,495)	—	(1,754)	(9,249)
Comprehensive loss	—	—	—	—	—	—	(21,402)
Distributions to public unitholders	—	—	—	—	—	(4,624)	(4,624)
Equity award activity	1	—	—	—	—	—	1
Treasury stock activity, net	—	—	(44)	—	—	—	(44)
Equity compensation expense	—	1,905	—	—	—	358	2,263
Conversions of CCLP Series A Preferred	—	—	—	—	—	9,272	9,272
Other	—	131	—	—	—	4	135
Balance at June 30, 2018	$1,283	$457,082	$(18,865)	$(49,594)	$(215,948)	$137,104	$311,062
Net loss for third quarter 2018	—	—	—	—	(6,936)	(5,120)	(12,056)
Translation adjustment, net of taxes of $0	—	—	—	(676)	—	95	(581)
Comprehensive loss	—	—	—	—	—	—	(12,637)
Distributions to public unitholders	—	—	—	—	—	(4,946)	(4,946)
Equity award activity	1	251		—	—	—	252
Treasury stock activity, net	—	—	(71)	—	—	—	(71)
Equity compensation expense	—	1,798	—	—	—	367	2,165
Conversions of CCLP Series A Preferred	—	—	—	—	—	10,294	10,294
Other	—	(8)	—	—	—	78	70
Balance at September 30, 2018	$1,284	$459,123	$(18,936)	$(50,270)	$(222,884)	$137,872	$306,189

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(45,855)	$(86,972)
Reconciliation of net loss to cash provided by operating activities:
Depreciation, amortization, and accretion	93,364	86,965
Impairment and other charges	3,306	2,940
Benefit for deferred income taxes	545	(837)
Equity-based compensation expense	6,260	5,692
Provision for doubtful accounts	3,351	1,566
Non-cash loss on disposition of business	7,500	32,369
Amortization of deferred financing costs	2,890	3,188
Debt financing cost expense	—	398
CCLP Series A Preferred redemption premium	1,283	—
CCLP Series A Preferred accrued paid in kind distributions	982	3,933
CCLP Series A Preferred fair value adjustment	1,309	1,344
Warrants fair value adjustment	(1,035)	22
Contingent consideration liability fair value adjustment	(800)	3,700
Expense for unamortized finance costs and other non-cash charges and credits	1,649	3,919
Acquisition and transaction financing fees	75	—
Gain on sale of assets	(1,583)	(454)
Changes in operating assets and liabilities:
Accounts receivable	13,309	(7,708)
Inventories	(6,847)	(35,920)
Prepaid expenses and other current assets	(1,831)	(2,995)
Trade accounts payable and accrued expenses	10,344	(6,776)
Other	(3,234)	(2,741)
Net cash provided by operating activities	84,982	1,633
Investing activities:
Purchases of property, plant, and equipment, net	(89,192)	(107,080)
Acquisition of businesses, net of cash acquired	(12,024)	(42,002)
Proceeds from disposal of business	—	3,121
Proceeds on sale of property, plant, and equipment	2,152	774
Other investing activities	(890)	(293)
Net cash used in investing activities	(99,954)	(145,480)
Financing activities:
Proceeds from long-term debt	246,090	747,887
Principal payments on long-term debt	(204,718)	(544,962)
CCLP distributions	(924)	(13,928)
Proceeds from exercise of stock options	—	251
Redemptions of CCLP Series A Preferred	(28,049)	—
Tax remittances on equity based compensation	(571)	(708)
Debt issuance costs and other financing activities	(373)	(17,932)
Net cash provided by financing activities	11,455	170,608
Effect of exchange rate changes on cash	(606)	818
Increase (decrease) in cash and cash equivalents	(4,123)	27,579
Cash and cash equivalents and restricted cash at beginning of period	40,102	26,389
Cash and cash equivalents and restricted cash at end of period	$35,979	$53,968

Supplemental cash flow information:
Interest paid	$49,073	$24,651
Income taxes paid	6,226	3,954
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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2019 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2019.

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

Impairments and Other Charges

During the second quarter of 2019, our Compression Division recorded impairments of $2.3 million on certain units of its low-horsepower compression fleet, reflecting the decision to dispose of these units upon management's determination that refurbishing this equipment was not economic given limited current and forecasted demand for such equipment. A recoverability analysis was performed on the remaining low-horsepower fleet and it was concluded that the remaining fleet was recoverable from estimated future cash flows. During the third quarter of 2019, we recorded a charge of $0.8 million for the carrying value of a compressor unit that was written off due to being destroyed by fire.

Goodwill

Our Water & Flowback Services Division consists of two reporting units, Production Testing and Water Management. During the third quarter of 2019, as part of our internal long-term outlook for each of these reporting units, we updated our assessment of the Water Management reporting unit and determined that the current decreased energy industry outlook was an indicator requiring further analysis for impairment of goodwill. As part of the first step of goodwill impairment testing for our Water Management reporting unit, the only reporting unit with goodwill as of September 30, 2019, we updated our assessment of the future cash flows, applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for the reporting unit. We calculated a present value of the cash flows for the Water Management reporting unit to arrive at an estimate of fair value using a combination of the income approach and the market approach. Based on these assumptions, we determined that the fair value of the Water Management reporting unit exceeded its carrying value, which includes approximately $25.8 million of goodwill, by approximately 17%. Specific uncertainties affecting the estimated fair value of our Water Management reporting unit includes the impact of competition, prices of oil and natural gas, and future overall activity levels in the regions in which it operates, the activity levels of our significant customers, and other factors affecting the rate of future growth of this reporting unit. These factors will continue to be reviewed and assessed going forward. Negative developments with regard to these factors could have a further negative effect on the fair value of the Water Management reporting unit.

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

Long-term operating leases are included in operating lease right-of-use assets, accrued liabilities and other, and operating lease liabilities in our consolidated balance sheet as of September 30, 2019. Long-term finance leases are not material. We determine whether a contract is or contains a lease at inception of the contract. Where we are a lessee in a contract that includes an option to extend or terminate the lease, we include the extension period or exclude the period covered by the termination option in our lease term, if it is reasonably certain that we would exercise the option.

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

Foreign Currency Translation

The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(1.7) million and $(2.2) million during the three and nine months ended September 30, 2019, respectively, and $(0.1) million and $(0.4) million during the three and nine months ended September 30, 2018, respectively.

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

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairment will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. We are continuing to work through our implementation plan which includes evaluating the impact on our allowance for doubtful accounts methodology, identifying new reporting requirements, and implementing changes to business processes, systems, and controls to support adoption of the standard. Upon adoption, the allowance for doubtful accounts is expected to increase with an offsetting adjustment to retained earnings. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 has an effective date of the first quarter of fiscal 2020. We continue to assess the potential effects of these changes to our consolidated financial statements.

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
NOTE B – INVENTORIES

Components of inventories as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019	December 31, 2018
	(In Thousands)
Finished goods	$69,326	$69,762
Raw materials	3,043	3,503
Parts and supplies	46,815	47,386
Work in progress	23,222	22,920
Total inventories	$142,406	$143,571

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
NOTE C – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Number of weighted average common shares outstanding	125,568	125,689	125,620	123,557
Assumed exercise of equity awards and warrants	—	—	—	—
Average diluted shares outstanding	125,568	125,689	125,620	123,557

For the three and nine month periods ended September 30, 2019 and September 30, 2018, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three and nine month periods ended September 30, 2019 and September 30, 2018, the calculation of diluted earnings per common share excludes the impact of the CSI Compressco LP Series A Convertible Preferred Units (the "CCLP Preferred Units"), as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

NOTE D – DISCONTINUED OPERATIONS

On March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. As a result, we have accounted for our Offshore Division, consisting of our Offshore Services and Maritech segments, as discontinued operations and have revised prior period financial statements to exclude these businesses from continuing operations. During the three months ended September 30, 2019, as a result of the bankruptcy filing of Epic Companies, LLC, we recorded a reserve for the full amount of certain other receivables of discontinued operations in the amount of $1.5 million and for the full amount of a $7.5 million promissory note, including accrued interest, that we received as part of the consideration for the sale. See Note H - "Commitments and Contingencies" for further discussion. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$—	$—	$—
Cost of revenues	(273)	—	(273)	125	—	125
Depreciation, amortization, and accretion	52	—	52	—	—	—
General and administrative expense	1,734	—	1,734	192	—	192
Other (income) expense, net	117	—	117	(1,113)	—	(1,113)
Pretax income (loss) from discontinued operations	(1,630)	—	(1,630)	796	—	796
Pretax loss on disposal of discontinued operations			(7,500)			—
Total pretax income (loss) from discontinued operations			(9,130)			796
Income tax expense			—			—
Total income (loss) from discontinued operations			$(9,130)			$796

	Nine Months Ended September 30,			Nine Months Ended September 30,
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$4,487	$187	$4,674
Cost of revenues	(251)	—	(251)	11,013	139	11,152
Depreciation, amortization, and accretion	52	—	52	1,873	212	2,085
General and administrative expense	2,483	—	2,483	1,729	187	1,916
Other (income) expense, net	117	—	117	(1,035)	—	(1,035)
Pretax loss from discontinued operations	(2,401)	—	(2,401)	(9,093)	(351)	(9,444)
Pretax loss on disposal of discontinued operations			(7,500)			(33,813)
Total pretax loss from discontinued operations			(9,901)			(43,257)
Income tax benefit			—			(2,326)
Total loss from discontinued operations			$(9,901)			$(40,931)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	September 30, 2019			December 31, 2018
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$16	$—	$16	$—	$1,340	$1,340
Other current assets	—	—	—	14	—	14
Assets of discontinued operations	$16	$—	$16	$14	$1,340	$1,354

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$901	$—	$901	$740	$—	$740
Accrued liabilities	885	121	1,006	1,330	2,075	3,405
Liabilities of discontinued operations	$1,786	$121	$1,907	$2,070	$2,075	$4,145

NOTE E – LONG-TERM DEBT AND OTHER BORROWINGS

We believe our capital structure, excluding CCLP, ("TETRA") and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of September 30, 2019 and December 31, 2018, consists of the following:

		September 30, 2019	December 31, 2018
		(In Thousands)
TETRA	Scheduled Maturity
Asset-based credit agreement (presented net of unamortized deferred financing costs of $1.4 million as of September 30, 2019)	September 2023	$8,585	$—
Term credit agreement (presented net of the unamortized discount of $6.6 million as of September 30, 2019 and $7.2 million as of December 31, 2018 and net of unamortized deferred financing costs of $9.8 million as of September 30, 2019 and $10.2 million as of December 31, 2018)	September 2025	204,112	182,547
TETRA total debt		212,697	182,547
Less current portion		—	—
TETRA total long-term debt		$212,697	$182,547

CCLP
CCLP asset-based credit agreement (presented net of unamortized deferred financing costs of $0.9 million as of September 30, 2019)	June 2023	10,559	—
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $1.8 million as of September 30, 2019 and $2.2 million as of December 31, 2018 and net of unamortized deferred financing costs of $3.1 million as of September 30, 2019 and $3.9 million as of December 31, 2018)	August 2022	291,028	289,797
CCLP 7.50% Senior Secured Notes (presented net of unamortized deferred financing costs of $6 million as of September 30, 2019 and $6.8 million as of December 31, 2018)	April 2025	343,988	343,216
CCLP total debt		645,575	633,013
Less current portion		—	—
CCLP total long-term debt		$645,575	$633,013
Consolidated total long-term debt		$858,272	$815,560

As of September 30, 2019, TETRA had a $10.0 million outstanding balance and $6.9 million in letters of credit against its asset-based credit agreement ("ABL Credit Agreement"). As of September 30, 2019, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, TETRA had an availability of $41.6 million under this agreement. There was an $11.5 million balance outstanding and $3.0 million in letters of credit against the CCLP asset-based credit agreement ("CCLP Credit Agreement") as of September 30, 2019. On June 26, 2019, CCLP entered into an amendment of the CCLP Credit Agreement that, among other things, revised and increased the borrowing base, including adding the value of certain CCLP inventory in the determination of the borrowing base. As of September 30, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $7.8 million.

TETRA and CCLP credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. TETRA and CCLP are both in compliance with all covenants of their respective credit and senior note agreements as of September 30, 2019.

NOTE F – CCLP SERIES A CONVERTIBLE PREFERRED UNITS

In January 2019, CCLP began redeeming CCLP Preferred Units for cash, resulting in 2,660,569 CCLP Preferred Units being redeemed during the nine months ended September 30, 2019 for an aggregate of $28.0 million, which includes approximately $1.3 million of redemption premium that was paid and charged to other (income) expense, net in the accompanying consolidated statements of operations. The last redemption of the remaining outstanding CCLP Preferred Units, along with a final cash payment made in lieu of paid-in-kind units, occurred on August 8, 2019, for an aggregate cash payment of $5.0 million, of which $0.6 million was paid to us.
NOTE G – FAIR VALUE MEASUREMENTS

Financial Instruments

Warrants

The Warrants are valued using a Black Scholes option valuation model that includes implied volatility of the trading price (a Level 3 fair value measurement).

Contingent Consideration

The fair value of the remaining contingent consideration associated with the February 2018 acquisition of SwiftWater Energy Services, LLC ("SwiftWater") is based on a probability simulation utilizing forecasted revenues and EBITDA of the water management business of SwiftWater and all of our pre-existing operations in the Permian Basin (a Level 3 fair value measurement). At September 30, 2019, based on a forecast of SwiftWater 2019 revenues and EBITDA, the estimated fair value for the liability associated with the remaining contingent purchase price consideration was $0.2 million, resulting in $0.8 million being credited to other (income) expense, net, during the nine months ended September 30, 2019. During the nine months ended September 30, 2019, the sellers received a payment of $10.0 million based on SwiftWater's performance during 2018. In addition, as part of the purchase of JRGO Energy Services LLC ("JRGO") during December 2018, the sellers were paid contingent consideration of $1.4 million during the nine month period ended September 30, 2019, based on JRGO's performance during the fourth quarter of 2018.

Derivative Contracts

We and CCLP each enter into short term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2019, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$9,472	1.12	12/19/2019
Forward purchase Euro	8,687	1.11	10/18/2019
Forward sale pounds sterling	1,867	1.24	10/18/2019
Forward purchase Mexican peso	774	19.38	10/18/2019
Forward purchase Norwegian krone	5,063	8.89	10/18/2019
Forward sale Mexican peso	8,844	19.56	10/18/2019

Derivative Contracts	British Pound Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	2,316	0.89	10/18/2019

Derivative Contracts	Swedish Krona Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	15,980	10.65	10/18/2019

Under this program, we and CCLP may enter into similar derivative contracts from time to time. Although contracts pursuant to this program will serve as an economic hedge of the cash flow of our currency exchange risk exposure, they are not formally designated as hedge contracts or qualify for hedge accounting treatment. Accordingly, any change in the fair value of these derivative contracts during a period will be included in the determination of earnings for that period.

The fair values of foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative contracts as of September 30, 2019 and December 31, 2018, are as follows:

Foreign currency derivative contracts	Balance Sheet Location	Fair Value at September 30, 2019	Fair Value at December 31, 2018
		(In Thousands)
Forward purchase contracts	Current assets	$12	$41
Forward sale contracts	Current assets	122	76
Forward sale contracts	Current liabilities	—	(126)
Forward purchase contracts	Current liabilities	(504)	(168)
Net asset (liability)		$(370)	$(177)

None of our foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine month periods ended September 30, 2019, we recognized $1.0 million and $1.8 million of net (gains) losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program. During the three and nine months ended September 30, 2018, we recognized $0.6 million and $(0.1) million of net (gains) losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

Recurring fair value measurements by valuation hierarchy as of September 30, 2019 and December 31, 2018, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Warrants liability	$(1,038)	$—	$—	$(1,038)
Asset for foreign currency derivative contracts	134	—	134	—
Liability for foreign currency derivative contracts	(504)	—	(504)	—
Acquisition contingent consideration liability	(200)	—	—	(200)
Net liability	$(1,608)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
CCLP Series A Preferred Units	$(27,019)	$—	$—	$(27,019)
Warrants liability	(2,073)	—	—	(2,073)
Asset for foreign currency derivative contracts	117	—	117	—
Liability for foreign currency derivative contracts	(294)	—	(294)	—
Acquisition contingent consideration liability	(12,452)	—	—	(12,452)
Net liability	$(41,721)

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA's ABL Credit Agreement and Term Credit Agreement, and the CCLP Credit Agreement approximate their carrying amounts. The fair values of the publicly traded CCLP 7.25% Senior Notes at September 30, 2019 and December 31, 2018, were approximately $269.2 million and $266.3 million, respectively. Those fair values compare to the face amount of $295.9 million both at September 30, 2019 and December 31, 2018. The fair values of the CCLP 7.50% Senior Secured Notes at September 30, 2019 and December 31, 2018 were approximately $344.8 million and $332.5 million, respectively. These fair values compare to aggregate principal amount of such notes at both September 30, 2019 and December 31, 2018, of $350.0 million. We based the fair values of the CCLP 7.25% Senior Notes and the CCLP 7.50% Senior Secured Notes as of September 30, 2019 on recent trades for these notes.
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

Contingencies of Discontinued Operations

    In early 2018, we closed the Maritech Asset Purchase Agreement with Orinoco Natural Resources, LLC ("Orinoco") that provided for the purchase by Orinoco of Maritech's remaining oil and gas properties and related assets. Also in early 2018, we closed the Maritech Membership Interest Purchase Agreement with Orinoco that provided for the purchase by Orinoco of all of the outstanding membership interests in Maritech. As a result of these transactions, we have effectively exited the business of our Maritech segment.

Under the Maritech Asset Purchase Agreement, Orinoco assumed all of Maritech’s decommissioning liabilities related to the leases sold to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech Membership Interest Purchase Agreement, Orinoco assumed all other liabilities of Maritech, including the decommissioning liabilities associated with the oil and gas properties previously sold by Maritech (the “Legacy Liabilities”), subject to certain limited exceptions unrelated to the decommissioning liabilities. To the extent that Maritech or Orinoco fails to satisfy decommissioning liabilities associated with any of the Orinoco Lease Liabilities or the Legacy Liabilities, we may be required to satisfy such liabilities under third party indemnity agreements and corporate guarantees that we previously provided to the US Department of the Interior and other parties, respectively.

    Pursuant to a Bonding Agreement entered into as part of these transactions (the "Bonding Agreement"), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace, within 90 days following the closing, the Initial Bonds with other non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million (collectively, the “Interim Replacement Bonds”). Orinoco further agreed to replace, within 180 days following the closing, the Interim Replacement Bonds with a maximum of three non-revocable performance bonds in the aggregate sum of $47.0 million, meeting certain requirements (the “Final Bonds”). Among the other requirements of the Final Bonds was that they must provide coverage for all of the asset retirement obligations of Maritech instead of only relating to specific properties. In the event Orinoco does not provide the Interim Replacement Bonds or the Final Bonds, Orinoco is required to make certain cash escrow payments to us.

    The payment obligations of Orinoco under the Bonding Agreement were guaranteed by Thomas M. Clarke and Ana M. Clarke pursuant to a separate guaranty agreement (the “Clarke Bonding Guaranty Agreement”). Orinoco has not delivered such replacement bonds and it has not made any of the agreed upon cash escrow payments and we filed a lawsuit against Orinoco and the Clarkes to enforce the terms of the Bonding Agreement and the Clarke Bonding Guaranty Agreement. A summary judgment was granted in favor of Orinoco and the Clarkes which dismissed our present claims against Orinoco under the Bonding Agreement and against the Clarkes under the Clarke Bonding Guaranty Agreement. We believe this judgment should not have been granted and have begun the process of appealing it. The Initial Bonds, which are non-revocable, remain in effect.

    If we become liable in the future for any decommissioning liability associated with any property covered by either an Initial Bond or an Interim Replacement Bond while such bonds are outstanding and the payment made to us under such bond is not sufficient to satisfy such liability, the Bonding Agreement provides that Orinoco will pay us an amount equal to such deficiency and if Orinoco fails to pay any such amount, such amount must be paid by the Clarkes under the Clarke Bonding Guaranty Agreement. However, if the Final Bonds or the full amount of the escrowed cash have been provided, neither Orinoco nor the Clarkes would be liable to pay us for any such deficiency. Our financial condition and results of operations may be negatively affected if Orinoco is unable to cover any such deficiency or if we become liable for a significant portion of the decommissioning liabilities.

    In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.5 million were payable to us. At the end of August 2019, Epic Companies filed for bankruptcy. Although the Epic Promissory Note is not currently due and is guaranteed by the Clarke Promissory Note Guaranty Agreement, we recorded a reserve of $7.5 million for the full amount of the promissory note including accrued interest, and certain other receivables in the amount of $1.5 million at September 30, 2019. We continue to monitor this matter and seek to vigorously pursue our rights to collect all amounts payable to us, including the amounts owed under the Epic Promissory Note when due, including by enforcing our rights under the Clarke Promissory Note Guaranty Agreement.

NOTE I – INDUSTRY SEGMENTS

We manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression.

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$55,444	$58,050	$185,578	$181,394
Water & Flowback Services Division	100	941	831	1,617
Compression Division	37,833	43,079	134,099	102,125
Consolidated	$93,377	$102,070	$320,508	$285,136

Services
Completion Fluids & Products Division	$3,896	$5,027	$15,110	$11,344
Water & Flowback Services Division	72,741	77,572	223,812	221,342
Compression Division	75,933	72,182	219,041	198,482
Consolidated	$152,570	$154,781	$457,963	$431,168

Interdivision revenues
Completion Fluids & Products Division	$—	$(4)	$—	$(5)
Water & Flowback Services Division	—	55	—	330
Compression Division	—	—	—	—
Interdivision eliminations	—	(51)	—	(325)
Consolidated	$—	$—	$—	$—

Total revenues
Completion Fluids & Products Division	$59,340	$63,073	$200,688	$192,733
Water & Flowback Services Division	72,841	78,568	224,643	223,289
Compression Division	113,766	115,261	353,140	300,607
Interdivision eliminations	—	(51)	—	(325)
Consolidated	$245,947	$256,851	$778,471	$716,304

Income (loss) before taxes
Completion Fluids & Products Division	$11,318	$8,713	$32,118	$21,143
Water & Flowback Services Division	2,578	5,809	7,269	20,668
Compression Division	(3,464)	(7,844)	(14,748)	(30,517)
Interdivision eliminations	(1)	5	6	9
Corporate Overhead(1)	(17,931)	(19,631)	(54,921)	(53,870)
Consolidated	$(7,500)	$(12,948)	$(30,276)	$(42,567)

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In Thousands)
General and administrative expense	$12,573	$13,037	$39,012	$37,506
Depreciation and amortization	167	172	507	487
Interest expense	5,495	5,268	16,533	14,152
Warrants fair value adjustment (income) expense	78	(179)	(1,035)	22
Other general corporate (income) expense, net	(382)	1,333	(96)	1,703
Total	$17,931	$19,631	$54,921	$53,870

NOTE J – REVENUE FROM CONTRACTS WITH CUSTOMERS

Performance Obligations. Revenue is generally recognized when we transfer control of our products or services to our customers. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring products or providing services to our customers. We receive cash equal to the invoice price for most sales of product and services and payment terms typically range from 30 to 60 days from the date we invoice our customer. Since the period between when we deliver products or services and when the customer pays for such products or services is not expected to exceed one year, we have elected not to calculate or disclose a financing component for our customer contracts.

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

As of September 30, 2019, we had $69.9 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future for completion of performance obligations of compression service contracts are as follows:

	2019	2020	2021	2022	2023	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$18,830	$37,710	$11,834	$1,551	$—	$69,925

Sales taxes, value added taxes, and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost for freight and shipping costs as part of cost of product sales when control over our products (i.e. delivery) has transferred to the customer.

Use of Estimates. In recognizing revenue for variable consideration arrangements, the amount of variable consideration recognized is limited so that it is probable that significant amounts of revenues will not be reversed in future periods when the uncertainty is resolved. For products returned by the customer, we estimate the expected returns based on an analysis of historical experience. For volume discounts earned by the customer, we estimate the discount (if any) based on our estimate of the total expected volume of products sold or services to be provided to the customer during the discount period. In certain contracts for the sale of CBF, we may agree to issue credits for the repurchase of reclaimable used fluids from certain customers at an agreed price that is based on the condition of the fluids. For sales of CBF, we adjust the revenue recognized in the period of shipment by the estimated amount of the credit expected to be issued to the customer, and this estimate is based on historical experience. As of September 30, 2019, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $2.1 million that were recorded in inventory (right of return asset) and accounts payable. There were no material differences between amounts recognized during the three and nine month periods ended September 30, 2019, compared to estimates made in a prior period from these variable consideration arrangements.

Contract Assets and Liabilities. We consider contract assets to be trade accounts receivable when we have an unconditional right to consideration and only the passage of time is required before payment is due. In certain instances, particularly those requiring customer specific documentation prior to invoicing, our invoicing of the customer is delayed until certain documentation requirements are met. In those cases, we recognize a contract asset rather than a billed trade accounts receivable until we are able to invoice the customer. Our contract asset balances, primarily associated with these documentation requirements, were $33.0 million and $44.2 million as of September 30, 2019 and December 31, 2018, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

We classify contract liabilities as unearned income in our consolidated balance sheets. Such deferred revenue typically results from advance payments received on orders for new compressor equipment prior to the time such equipment is completed and transferred to the customer in accordance with the customer contract. New equipment sales orders generally take less than twelve months to build and deliver.

The following table reflects the changes in our contract liabilities for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(In Thousands)
Unearned Income, beginning of period	$25,333	$17,050
Additional unearned income	106,744	101,887
Revenue recognized	(105,486)	(82,050)
Unearned income, end of period	$26,591	$36,887

During the nine month period ended September 30, 2019, we recognized in product sales revenue of $24.6 million from unearned income that was deferred as of December 31, 2018. During the nine months ended September 30, 2018, we recognized in product sales revenue of $16.2 million from unearned income that was deferred as of our adoption of ASC 606 on January 1, 2018.

Contract Costs. As of September 30, 2019, contract costs were immaterial.

Disaggregation of Revenue. We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note I. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(In Thousands)
Completion Fluids & Products
U.S.	31,480	35,426	$100,622	$97,446
International	27,860	27,647	100,066	95,287
	59,340	63,073	200,688	192,733
Water & Flowback Services
U.S.	68,052	71,579	209,663	189,457
International	4,789	6,989	14,980	33,832
	72,841	78,568	224,643	223,289
Compression
U.S.	105,153	105,655	324,792	273,563
International	8,613	9,606	28,348	27,044
	113,766	115,261	353,140	300,607
Interdivision eliminations
U.S.	—	4	—	4
International	—	(55)	—	(329)
	—	(51)	—	(325)
Total Revenue
U.S.	204,685	212,664	635,077	560,470
International	41,262	44,187	143,394	155,834
	245,947	256,851	$778,471	$716,304

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

Our corporate headquarters facility located in The Woodlands, Texas, was sold on December 31, 2012, pursuant to a sale and leaseback transaction. As a condition to the consummation of the purchase and sale of the facility, the parties entered into a lease agreement for the facility having an initial lease term of 15 years, which is classified as an operating lease. Under the terms of the lease agreement, we have the ability to extend the lease for five successive five-year periods at base rental rates to be determined at the time of each extension.

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In Thousands)
Operating lease expense	$5,075	$15,106
Short-term lease expense	9,556	30,269
Total lease expense	$14,631	$45,375

Supplemental cash flow information:

Nine Months Ended September 30, 2019
(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$14,868

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,631

Supplemental balance sheet information:

September 30, 2019
(In Thousands)
Operating leases:
Operating lease right-of-use assets	$57,848

Accrued liabilities and other	$14,071
Operating lease liabilities	45,993
Total operating lease liabilities	$60,064

Additional operating lease information:

September 30, 2019
Weighted average remaining lease term:
Operating leases	6.60 Years

Weighted average discount rate:
Operating leases	9.39%

Future minimum lease payments by year and in the aggregate, under non-cancelable operating leases with terms in excess of one year consist of the following at September 30, 2019:

Operating Leases
(In Thousands)

Remainder of 2019	$4,870
2020	17,721
2021	12,798
2022	9,591
2023	7,871
Thereafter	29,440
Total lease payments	82,291
Less imputed interest	(22,227)
Total lease liabilities	$60,064

At September 30, 2019, future minimum rental receipts under a non-cancelable sublease for office space in one of our locations totaled $5.7 million. For the three and nine months ended September 30, 2019, we recognized sublease income of $0.2 million and $0.7 million, respectively.
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
Business Overview
We are a geographically diversified oil and gas services company, focused on completion fluids and associated products and services, water management, frac flowback, production well testing, and compression services and equipment. We operate through three reporting segments organized into three Divisions - Completion Fluids & Products, Water & Flowback Services, and Compression.
Demand for products and services of our Completion Fluids & Products Division has remained fairly consistent despite continued volatility in pricing for oil and uncertainty in many of the markets where we operate, which affects the plans of many of our oil and gas operations customers. Recent oil price volatility has particularly affected domestic onshore demand for our Water & Flowback Services Division services, resulting in increased customer contract pricing pressure. The construction of infrastructure to alleviate current takeaway capacity constraints that are limiting production and new drilling in the Permian Basin has continued to contribute to increased demand for compressor equipment and services through our Compression Division. This growth in demand continues to drive increases in our compression services revenues, through increased activity and customer contract pricing.
We are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment. In addition, we continue to review our expectations of the demand for the products and services we provide in each of the markets where we operate. We intend to manage our flexible cost structure to proactively respond to changing market conditions and execute on actions necessary to manage through these conditions, some of which could result in impairments or restructuring charges in future periods.
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
Results of Operations

Three months ended September 30, 2019 compared with three months ended September 30, 2018.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$245,947	$256,851	$(10,904)	(4.2)%
Gross profit	44,960	41,330	3,630	8.8%
Gross profit as a percentage of revenue	18.3%	16.1%
General and administrative expense	34,926	34,446	480	1.4%
General and administrative expense as a percentage of revenue	14.2%	13.4%
Interest expense, net	18,146	18,894	(748)	(4.0)%
Warrants fair value adjustment (income) expense	78	(179)	257
CCLP Series A Preferred Units fair value adjustment (income) expense	—	498	(498)
Other (income) expense, net	(690)	619	(1,309)
Loss before taxes and discontinued operations	(7,500)	(12,948)	5,448	42.1%
Loss before taxes and discontinued operations as a percentage of revenue	(3.0)%	(5.0)%
Provision (benefit) for income taxes	1,579	(96)	1,675
Loss before discontinued operations	(9,079)	(12,852)	3,773
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	(9,130)	796	(9,926)
Net loss	(18,209)	(12,056)	(6,153)
Loss attributable to noncontrolling interest	2,378	5,120	(2,742)
Net income (loss) attributable to TETRA stockholders	$(15,831)	$(6,936)	$(8,895)

Consolidated revenues during the current year quarter decreased compared to the prior year quarter due to decreases in product sales and activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit during the current year quarter increased compared to the prior year quarter primarily due to increased gross profit from our Completion Fluids & Products and Compression Divisions. This increase was partially offset, however, by the lower gross profit of our Water & Flowback Services Division. Despite efforts to reduce operating costs whenever possible, the impact of pricing pressures hampered profitability in certain markets.

Consolidated general and administrative expenses increased during the current year quarter compared to the prior year quarter primarily due to increased provision for bad debt of $1.3 million, offset by decreased salary and employee expenses of $0.6 million, decreased professional services fees of $0.1 million, and decreased insurance and other general expenses of $0.2 million.

Consolidated interest expense, net, decreased during the current year quarter compared to the prior year quarter primarily due to decreased Compression Division interest expense partially offset by increased Corporate interest expense. Compression Division interest expense decreased due to the completion of the redemption of CCLP Preferred Units outstanding on August 8, 2019. Corporate interest expense increased due to additional borrowings under the TETRA Term Credit Agreement and ABL Credit Agreement during the current year period. Interest expense during the current and prior year quarters includes $1.0 million and $1.1 million, respectively, of finance cost amortization.

Consolidated other (income) expense, net, was $0.7 million of other income during the current year quarter compared to $0.6 million of other expense during the prior year quarter primarily due to $0.9 million of decreased loan fees associated with new TETRA credit agreements in the prior year quarter and $1.3 million of decreased foreign currency losses, offset by increased expense of $0.4 million associated with a redemption premium incurred in connection with the redemption of CCLP Preferred Units for cash in the current year quarter.

Our consolidated provision for income taxes during the three month period ended September 30, 2019 is attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended September 30, 2019 of negative 21.1% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$59,340	$63,073	$(3,733)	(5.9)%
Gross profit	16,181	13,129	3,052	23.2%
Gross profit as a percentage of revenue	27.3%	20.8%
General and administrative expense	4,865	4,909	(44)	(0.9)%
General and administrative expense as a percentage of revenue	8.2%	7.8%
Interest (income) expense, net	(216)	(70)	(146)
Other (income) expense, net	214	(423)	637
Income before taxes	$11,318	$8,713	$2,605	29.9%
Income before taxes as a percentage of revenue	19.1%	13.8%

The decrease in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to $2.6 million of decreased product sales revenue due to decreased CBF product and manufactured product sales. Additionally, service revenues decreased $1.1 million due to reduced activity in engineering and filtration services compared to the prior year quarter.

Completion Fluids & Products Division gross profit during the current year quarter increased compared to the prior year quarter despite decreased revenues primarily due to higher margins on sales of manufactured products as well as increased profitability associated with higher margin CBF products during the current year quarter when compared to the prior year quarter. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, including the timing of TETRA CS Neptune(R) completion fluid projects.

The Completion Fluids & Products Division reported an increase in pretax earnings during the current year quarter compared to the prior year quarter primarily due to increased gross profit discussed above. Completion Fluids & Products Division general and administrative expense levels remained flat compared to prior year quarter. Other expense increased primarily due to increased foreign currency losses.

Water & Flowback Services Division

	Three Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$72,841	$78,568	$(5,727)	(7.3)%
Gross profit	8,236	11,522	(3,286)	(28.5)%
Gross profit as a percentage of revenue	11.3%	14.7%
General and administrative expense	5,957	5,919	38	0.6%
General and administrative expense as a percentage of revenue	8.2%	7.5%
Interest (income) expense, net	(2)	5	(7)	(140.0)%
Other (income) expense, net	(297)	(211)	(86)	40.8%
Income before taxes	$2,578	$5,809	$(3,231)	(55.6)%
Income before taxes as a percentage of revenue	3.5%	7.4%

Water & Flowback Services Division revenues decreased during the current year quarter primarily due to a reduction in commodity prices driving our customers' capital spending decisions and resulting in decreased activity and pricing levels when compared to prior year quarter.

The Water & Flowback Services Division reflected decreased gross profit during the current year quarter compared to the prior year quarter primarily due to the decreased revenues resulting from the decreased activity and pricing levels described above. In addition, our cost structure, specifically labor expense, does not always decrease proportionately with revenues due to a tight labor market for the services we provide.

The Water & Flowback Services Division reported decreased pretax income during the current year quarter compared to the prior year quarter primarily due to the reduction in gross profit described above. General and administrative expense levels remained flat compared to the prior year quarter. Other income increased as compared to prior year quarter due to increased foreign currency gains of $0.5 million and increased gains on the disposal of assets of $0.2 million, offset by decreased income of $0.6 million associated with the remeasurement of the contingent purchase price consideration for SwiftWater in the prior year.

Compression Division

	Three Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$113,766	$115,261	$(1,495)	(1.3)%
Gross profit	20,710	16,847	3,863	22.9%
Gross profit as a percentage of revenue	18.2%	14.6%
General and administrative expense	11,530	10,580	950	9.0%
General and administrative expense as a percentage of revenue	10.1%	9.2%
Interest expense, net	12,869	13,690	(821)	(6.0)%
CCLP Series A Preferred fair value adjustment (income) expense	—	498	(498)	(100.0)%
Other (income) expense, net	(225)	(77)	(148)	192.2%
Loss before taxes	$(3,464)	$(7,844)	$4,380	55.8%
Loss before taxes as a percentage of revenue	(3.0)%	(6.8)%

Compression Division revenues decreased during the current year quarter compared to the prior year quarter primarily due to a $5.2 million decrease in product sales revenues, due to the timing of when customer projects were completed, partially offset with a $3.8 million increase in service revenues. This increase in service revenues was primarily due to increasing demand for compression services, which is also reflected by increased compression fleet utilization rates.

Compression Division gross profit increased during the current year quarter compared to the prior year quarter due to improved customer contract pricing, labor efficiencies, reduced maintenance costs, and improved inventory management.

The Compression Division recorded a decreased pretax loss during the current year quarter compared to the prior year quarter due to increased gross profit discussed above. Interest expense decreased compared to the prior year quarter, primarily due to the conversion and redemption of CCLP Preferred Units outstanding. General and administrative expense levels increased compared to the prior year quarter, primarily due to increased bad debt expense of $1.5 million mainly associated with the bankruptcy of a single customer, partially offset by decreased employee expenses of $0.9 million. The CCLP Preferred Units fair value adjustment resulted in a $0.5 million charge to earnings in the prior year period with no corresponding impact in the current year quarter, as the last remaining outstanding Preferred Units were redeemed for cash on August 8, 2019. Other (income) expense, net, reflected increased income primarily due to increased foreign currency gains of $0.5 million offset by $0.4 million of redemption premium incurred in connection with the redemption of the CCLP Preferred Units for cash.

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$167	$172	$(5)	2.9%
General and administrative expense	12,573	13,037	(464)	(3.6)%
Interest (income) expense, net	5,495	5,268	227
Warrants fair value adjustment (income) expense	78	(179)	257
Other (income) expense, net	(382)	1,333	(1,715)	(128.7)%
Loss before taxes	$(17,931)	$(19,631)	$1,700	8.7%

Corporate Overhead pretax loss decreased during the current year quarter compared to the prior year quarter, primarily due to decreased other expense and decreased general and administrative expense. Other expense, net, decreased primarily due to a $0.9 million decrease of debt issuance fees related to the ABL Credit Agreement and the new Term Credit Agreement that were entered into during the prior year quarter and decreased foreign currency losses of $0.7 million in the current year quarter compared to the prior year quarter. Corporate general and administrative expense decreased primarily due to decreased professional service fees of $0.6 million in the current year quarter compared to the prior year quarter. The fair value of the outstanding Warrants liability resulted in a $0.1 million charge to earnings during the current year quarter compared to a $0.2 million credit to earnings in the prior year quarter. Interest expense increased resulting from increased borrowings.

Results of Operations

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$778,471	$716,304	$62,167	8.7%
Gross profit	129,536	117,114	12,422	10.6%
Gross profit as a percentage of revenue	16.6%	16.3%
General and administrative expense	105,498	98,866	6,632	6.7%
General and administrative expense as a percentage of revenue	13.6%	13.8%
Interest expense, net	55,054	52,246	2,808	5.4%
Warrants fair value adjustment (income) expense	(1,035)	22	(1,057)
CCLP Series A Preferred Units fair value adjustment (income) expense	1,309	1,344	(35)
Other (income) expense, net	(1,014)	7,203	(8,217)
Loss before taxes and discontinued operations	(30,276)	(42,567)	12,291	28.9%
Loss before taxes and discontinued operations as a percentage of revenue	(3.9)%	(5.9)%
Provision (benefit) for income taxes	5,678	3,474	2,204
Loss before discontinued operations	(35,954)	(46,041)	10,087
Discontinued operations:
Income (loss) from discontinued operations (including 2018 loss on disposal of $33.8 million), net of taxes	(9,901)	(40,931)	31,030
Net loss	(45,855)	(86,972)	41,117
Loss attributable to noncontrolling interest	12,273	20,423	(8,150)
Net loss attributable to TETRA stockholders	$(33,582)	$(66,549)	$32,967

Consolidated revenues for the current year period increased compared to the prior year period primarily due to increased Compression Division and Completion Fluids & Products Division revenues, which increased by $52.5 million and $8.0 million, respectively. The increased revenues of the Compression Division were primarily due to increased new compressor equipment sales activity. The increase in revenues for the Completion Fluids & Products Division was primarily due to increased international product sales. See Divisional Comparisons section below for additional discussion.

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

Consolidated general and administrative expenses increased during the current year period compared to the prior year period primarily due to increased salary related expenses of $6.0 million, inclusive of executive transition costs of $1.8 million, and increased bad debt expense of $1.9 million, offset by decreased consulting and other expenses of $0.8 million and decreased professional services fees of $0.4 million. Increased general and administrative expenses were driven primarily by our Compression and Corporate Divisions. Due to the increased consolidated revenues discussed above, general and administrative expense as a percentage of revenues decreased compared to the prior year period.

Consolidated interest expense, net, increased in the current year period primarily due to Corporate and Compression Division interest expense. Corporate interest expense increased due to additional borrowings under the TETRA Term Credit Agreement and ABL Credit Agreement in the current period. Compression Division interest expense increased due to higher CCLP outstanding debt balances and higher interest rates compared to the prior year period. Interest expense during the current year period and the prior year period includes $2.9 million and $3.2 million, respectively, of finance cost amortization.

Consolidated other (income) expense, net, was $1.0 million of income during the current year period compared to $7.2 million of expense during the prior year period. The decrease in expense is primarily due to $4.5 million of decreased expense associated with the remeasurement of the contingent purchase price consideration for the SwiftWater acquisition, $3.5 million decreased expense related to the unamortized deferred financing costs charged to earnings during the prior year period as a result of the termination of the CCLP Bank Credit Facility, and $1.0 million of decreased loan fees associated with new TETRA credit agreements that were issued in the prior year. These decreases were offset by increased expense of $1.5 million associated with a redemption premium incurred in connection with the redemption of CCLP Preferred Units for cash and increased foreign currency losses.

Our consolidated provision for income taxes for the current year period is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the nine month period ended September 30, 2019 of negative 18.8% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Nine Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$200,688	$192,733	$7,955	4.1%
Gross profit	46,653	34,211	12,442	36.4%
Gross profit as a percentage of revenue	23.2%	17.8%
General and administrative expense	14,792	14,011	781	5.6%
General and administrative expense as a percentage of revenue	7.4%	7.3%
Interest (income) expense, net	(553)	(434)	(119)
Other (income) expense, net	296	(509)	805
Income before taxes	$32,118	$21,143	$10,975	51.9%
Income before taxes as a percentage of revenue	16.0%	11.0%

The increase in Completion Fluids & Products Division revenues during the current year period compared to the prior year period was primarily due to $4.2 million of increased product sales revenue primarily due to increased international CBF product sales and domestic manufactured products sales, partially offset by reduced CBF product sales revenues in the U.S. Gulf of Mexico. Additionally, service revenues increased $3.8 million, primarily due to increased international completion services activity. Offshore U.S. Gulf of Mexico activity levels remain challenged, and the impact of pricing pressures continues to hamper profitability.

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

The Completion Fluids & Products Division reported a significant increase in pretax earnings during the current year period compared to the prior year period due to the increase in gross profit discussed above. Completion Fluids & Products Division administrative cost levels increased compared to the prior year period, as increased legal and professional fees of $0.7 million and increased general expenses of $0.5 million were partially offset by decreased bad debt and other sales and marketing expenses of $0.4 million.

Water & Flowback Services Division

	Nine Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$224,643	$223,289	$1,354	0.6%
Gross profit	24,577	41,556	(16,979)	(40.9)%
Gross profit as a percentage of revenue	10.9%	18.6%
General and administrative expense	18,528	17,641	887	5.0%
General and administrative expense as a percentage of revenue	8.2%	7.9%
Interest (income) expense, net	(6)	(10)	4	(40.0)%
Other (income) expense, net	(1,214)	3,257	(4,471)	(137.3)%
Income before taxes	$7,269	$20,668	$(13,399)	64.8%
Income before taxes as a percentage of revenue	3.2%	9.3%

Water & Flowback Services Division revenues increased slightly during the current year period compared to the prior year period due to increased water management services activity. Water management and flowback services revenues increased $2.1 million during the current year period compared to the prior year period primarily resulting from the impact of a full nine months of revenues from SwiftWater, which was acquired on February 28, 2018, and the impact of the December 2018 acquisition of JRGO. Product sales revenue decreased by $0.8 million, due to decreased international equipment sales activity.

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

The Water & Flowback Services Division reported decreased pretax income compared to the prior year period, primarily due to the decrease in gross profit described above. General and administrative expenses increased primarily due to increased bad debt expense of $0.5 million, increased wage and benefit related expenses of $0.4 million, and increased general expenses of $0.2 million, offset by decreased professional fees of $0.3 million. The Water & Flowback Services Division reported other income, net, during the current year period compared to other expense during the prior year period primarily due to $0.8 million of current year period income associated with the remeasurement of the contingent purchase price consideration for SwiftWater compared to a corresponding $3.7 million expense during the prior year period.

Compression Division

	Nine Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Revenues	$353,140	$300,607	$52,533	17.5%
Gross profit	58,804	41,820	16,984	40.6%
Gross profit as a percentage of revenue	16.7%	13.9%
General and administrative expense	33,166	29,708	3,458	11.6%
General and administrative expense as a percentage of revenue	9.4%	9.9%
Interest expense, net	39,079	38,538	541	1.4%
CCLP Series A Preferred fair value adjustment (income) expense	1,309	1,344	(35)	(2.6)%
Other (income) expense, net	(2)	2,747	(2,749)	(100.1)%
Loss before taxes	$(14,748)	$(30,517)	$15,769	51.7%
Loss before taxes as a percentage of revenue	(4.2)%	(10.2)%

Compression Division revenues increased during the current year period compared to the prior year period due to a $32.0 million increase in product sales revenues and a $20.6 million increase in service revenues from compression and aftermarket services operations. Demand for new compressor equipment remains strong, although the current equipment sales backlog has decreased compared to the prior year period, due to significant sales orders recorded in the prior year period. Changes in our new equipment sales backlog are a function of additional customer orders less completed orders that result in equipment sales revenues. The increase in service revenues was primarily due to increasing demand for compression services, as reflected by increased compression fleet utilization rates. Overall utilization of the Compression Division's compression fleet has improved sequentially for the past two year period, led by increased utilization of the high- and medium-horsepower fleet.

Compression Division gross profit increased during the current year period compared to the prior year due to increased revenues discussed above. This increase was despite a $3.3 million charge for the impairment and other charges on certain low-horsepower compressor equipment and associated inventory and damage caused by fire to a certain compressor package during the current year period. The increased compression fleet utilization rates have led to increases in customer contract pricing.

The Compression Division recorded less pretax loss in the current year period compared to the prior year period primarily due to the increased gross profit discussed above. Interest expense increased compared to the prior year period due to higher CCLP outstanding debt balances and a higher interest rate on the CCLP Senior Secured Notes, a portion of the proceeds of which were used to repay the balance outstanding under the previous CCLP bank credit facility. General and administrative expense levels increased compared to the prior year period, due to increased bad debt expense of $1.5 million and increased salary and employee-related expenses, including the impact of increased headcount, incentives and equity compensation of $1.3 million, and increased professional services of $0.9 million. These increases were offset by decreased general expenses of $0.2 million. In addition, other expense decreased $2.7 million compared to prior year period. This decrease in expense is primarily due to $3.5 million of unamortized deferred financing costs charged to other expense as a result of the termination of the previous credit agreement in the prior year period and decreased foreign currency losses of $0.6 million. These decreases in expense were offset by increased expense of $1.5 million of redemption premium incurred in connection with the redemption of CCLP Preferred Units for cash. The last remaining outstanding CCLP Preferred Units were redeemed for cash on August 8, 2019.

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2019	2018	2019 vs 2018	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$507	$487	$20	(4.1)%
General and administrative expense	39,012	37,506	1,506	4.0%
Interest expense, net	16,533	14,152	2,381	17.7%
Warrants fair value adjustment (income) expense	(1,035)	22	(1,057)
Other (income) expense, net	(96)	1,703	(1,799)
Loss before taxes	$(54,921)	$(53,870)	$(1,051)	(2.0)%

Corporate Overhead pretax loss increased during the current year period compared to the prior year period primarily due to increased interest expense resulting from increased borrowings. Corporate general and administrative expense increased primarily due to increased salary related expense of $4.4 million, which included $1.8 million of executive transition costs. This increase was offset by $1.7 million of decreased professional fees, $0.5 million of decreased general expenses, and $0.6 million of decreased consulting fees. The fair value of the outstanding Warrants liability resulted in a $1.0 million credit to earnings compared to an $22,000 charge to earnings during the prior year period. In addition, other income of $0.1 million was recorded during the current year period, compared to $1.7 million of expense during the prior year period primarily associated with debt issuance fees related to the new ABL Credit Agreement and the new Term Credit Agreement entered into in the prior year period and foreign currency losses.
Liquidity and Capital Resources

We believe that the capital structure steps we have taken during the past three years continue to support our ability to meet our financial obligations and fund future growth as needed, despite current uncertain operating conditions and financial markets. As of September 30, 2019, we and CCLP are in compliance with all covenants of our respective debt agreements. Information about the terms and covenants of debt agreements can be found in our 2018 Annual Report.

Because of the level of consolidated debt, we believe it is important to consider our capital structure and CCLP's capital structure separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. Our consolidated debt outstanding has a carrying value of approximately $858.3 million as of September 30, 2019. However, approximately $645.6 million of this consolidated debt balance is owed by CCLP and is serviced from the existing cash balances and cash flows of CCLP, and $354.5 million of which is secured by certain of CCLP's assets. Through our common unit ownership interest in CCLP, which was approximately 34% as of September 30, 2019, and ownership of an approximate 1.4% general partner interest, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $15.3 million of the $35.9 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. The following table provides condensed consolidating balance sheet information reflecting TETRA's net assets and CCLP's net assets that service and secure TETRA's and CCLP's respective capital structures.

	September 30, 2019
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$20,642	$15,276	$—	$35,918
Affiliate receivables	11,659	—	(11,659)	—
Other current assets	197,790	137,424	—	335,214
Property, plant and equipment, net	206,600	654,792	—	861,392
Long-term affiliate receivables	13,270	—	(13,270)	—
Other assets, including investment in CCLP	62,037	42,437	78,702	183,176
Total assets	$511,998	$849,929	$53,773	$1,415,700

Affiliate payables	$—	$11,659	$(11,659)	$—
Other current liabilities	91,720	121,352	—	213,072
Long-term debt, net	212,697	645,575	—	858,272
CCLP Series A Preferred Units	—	—	—	—
Warrants liability	1,038	—	—	1,038
Long-term affiliate payable	—	13,270	(13,270)	—
Other non-current liabilities	62,741	7,049	—	69,790
Total equity	143,802	51,024	78,702	273,528
Total liabilities and equity	$511,998	$849,929	$53,773	$1,415,700

As of September 30, 2019, subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings, we had $41.6 million of availability under the ABL Credit Agreement. As of September 30, 2019, and subject to compliance with the covenants, borrowing base, and other provisions of the agreement that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $7.8 million.

Our consolidated sources (uses) of cash during the nine months ended September 30, 2019 and 2018 are as follows:

	Nine months ended September 30,
	2019	2018
	(In Thousands)
Operating activities	$84,982	$1,633
Investing activities	(99,954)	(145,480)
Financing activities	11,455	170,608

Operating Activities

Consolidated cash flows provided by operating activities increased by $83.3 million. CCLP generated $67.8 million of our consolidated cash flows provided by operating activities during the nine months ended September 30, 2019 compared to $6.5 million during the prior year period. Operating cash flows increased due to improved operating profitability and due to working capital management, particularly related to the management of inventory levels, collections of accounts receivable, and the timing of payments of accounts payable. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first nine months of 2019 were $89.2 million. Our Completion Fluids & Products Division spent $5.2 million on capital expenditures, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $22.4 million on capital expenditures, primarily to add to its water management equipment fleet. Our Compression Division spent $61.3 million, primarily for growth capital expenditure projects to increase its compression fleet.

Generally, a majority of our planned capital expenditures has been related to identified opportunities to grow and expand certain of our existing businesses. However, certain of these planned expenditures have been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to expand our operations in the future. Excluding our Compression Division, we expect to spend approximately $25.0 million to $30.0 million during 2019 on capital expenditures, primarily to expand our Water & Flowback Services Division equipment fleet.

Our Compression Division expects to spend approximately $80.0 million to $85.0 million on capital expenditures during 2019 primarily to expand its compression fleet in response to increased demand for compression services. Our Compression Division, through the separate capital structure of CCLP, expects to fund 2019 growth capital expenditures for new compression services equipment through CCLP available cash, operating cash flows, and up to $15.0 million of new compression services equipment that is being purchased by us, and leased to CCLP. Approximately $14.6 million of the $15.0 million has been funded as of September 30, 2019.

If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Financing Activities

During the first nine months of 2019, the total amount of consolidated cash provided by financing activities was $11.5 million, consisting primarily of borrowings under our ABL Credit Agreement and our Term Credit Agreement. We and CCLP may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. CCLP expects to meet its growth capital expenditure requirements during the remainder of 2019 without having to access additional available borrowings under its credit agreement (the "CCLP Credit Agreement") and without having to access the current debt and equity markets. CCLP may also seek to expand its compression fleet through finance or operating leases with third parties. We and CCLP are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

TETRA Long-Term Debt

Asset-Based Credit Agreement. The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of TETRA’s and any other borrowers’ inventory and accounts receivable, and contains within the facility a letter of credit sublimit of $20.0 million and a swingline loan sublimit of $10.0 million. The ABL Credit Agreement is scheduled to mature on September 10, 2023. As of November 6, 2019, we have $27.0 million outstanding under our ABL Credit Agreement and $6.8 million letters of credit, resulting in $30.0 million of availability.

Term Credit Agreement.    The Term Credit Agreement provides for an initial loan in the amount of $200 million and the availability of additional loans, subject to the terms of the Term Credit Agreement, up to an aggregate amount of $75 million. The Term Credit Agreement is scheduled to mature on September 10, 2025. As of November 6, 2019, $220.5 million in aggregate principal amount of our Term Credit Agreement is outstanding.

CCLP Financing Activities

CCLP Preferred Units. In January 2019, CCLP began redeeming the remaining CCLP Preferred Units for cash, resulting in 2,660,569 Preferred Units being redeemed during the nine months ended September 30, 2019 for $31.9 million, which includes approximately $1.5 million of redemption premium that was paid. The last redemption of the remaining outstanding CCLP Preferred Units, along with a final cash payment made in lieu of paid-in-kind Preferred Units occurred on August 8, 2019.

CCLP Bank Credit Facilities. The CCLP Credit Agreement, as amended, includes a maximum credit commitment of $50.0 million available for loans, letters of credit (with a sublimit of $25.0 million) and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of CCLP’s and any other borrowers’ accounts receivable and the value of certain CCLP inventory. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the CCLP Credit Agreement. As of September 30, 2019, CCLP had $11.5 million outstanding balance and had $3.0 million in letters of credit against the CCLP Credit Agreement. The CCLP Credit Agreement is scheduled to mature on June 29, 2023. As of November 5, 2019, CCLP has $5.5 million balance outstanding under the CCLP Credit Agreement and

$3.1 million in letters of credit, resulting in $14.4 million of availability, reflecting recent increases to the borrowing base.

CCLP Senior Secured Notes. As of November 5, 2019, $350.0 million in aggregate principal was outstanding. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

CCLP Senior Notes. As of November 5, 2019, $295.9 million in aggregate principal amount was outstanding. The CCLP Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.

Other Sources and Uses

In addition to the various aforementioned credit facilities and senior notes, we and CCLP fund our respective short-term liquidity requirements primarily from cash generated by our respective operations and from short-term vendor financing. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may also affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution to our common stockholders will occur.

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

The Second Amended and Restated Partnership Agreement of CCLP requires that within 45 days after the end of each quarter, CCLP distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the nine months ended September 30, 2019, CCLP distributed $1.4 million in cash, including $0.9 million to its public unitholders, reflecting the reduction in quarterly distributions announced previously by CCLP in December 2018. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit going forward.

Off Balance Sheet Arrangements

As of September 30, 2019, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contingencies of Discontinued Operations

    In early 2018, we closed the Maritech Asset Purchase Agreement with Orinoco Natural Resources, LLC ("Orinoco") that provided for the purchase by Orinoco of Maritech's remaining oil and gas properties and related assets. Also in early 2018, we closed the Maritech Membership Interest Purchase Agreement with Orinoco that provided for the purchase by Orinoco of all of the outstanding membership interests in Maritech. As a result of these transactions, we have effectively exited the business of our Maritech segment.

Under the Maritech Asset Purchase Agreement, Orinoco assumed all of Maritech’s decommissioning liabilities related to the leases sold to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech Membership Interest Purchase Agreement, Orinoco assumed all other liabilities of Maritech, including the decommissioning liabilities associated with the oil and gas properties previously sold by Maritech (the “Legacy Liabilities”), subject to certain limited exceptions unrelated to the decommissioning liabilities. To the extent that Maritech or Orinoco fails to satisfy decommissioning liabilities associated with any of the Orinoco Lease Liabilities or the Legacy Liabilities, we may be required to satisfy such liabilities under third party indemnity agreements and corporate guarantees that we previously provided to the US Department of the Interior and other parties, respectively.

    Pursuant to a Bonding Agreement entered into as part of these transactions (the "Bonding Agreement"), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace, within 90 days following the closing, the Initial Bonds with other non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million (collectively, the “Interim Replacement Bonds”). Orinoco further agreed to replace, within 180 days following the closing, the Interim Replacement Bonds with a maximum of three non-revocable performance bonds in the aggregate sum of $47.0 million, meeting certain requirements (the “Final Bonds”). Among the other requirements of the Final Bonds was that they must provide coverage for all of the asset retirement obligations of Maritech instead of only relating to specific properties. In the event Orinoco does not provide the Interim Replacement Bonds or the Final Bonds, Orinoco is required to make certain cash escrow payments to us.

    The payment obligations of Orinoco under the Bonding Agreement were guaranteed by Thomas M. Clarke and Ana M. Clarke pursuant to a separate guaranty agreement (the “Clarke Bonding Guaranty Agreement”). Orinoco has not delivered such replacement bonds and it has not made any of the agreed upon cash escrow payments and we filed a lawsuit against Orinoco and the Clarkes to enforce the terms of the Bonding Agreement and the Clarke Bonding Guaranty Agreement. A summary judgment was granted in favor of Orinoco and the Clarkes which dismissed our present claims against Orinoco under the Bonding Agreement and against the Clarkes under the Clarke Bonding Guaranty Agreement. We believe this judgment should not have been granted and have begun the process of appealing it. The Initial Bonds, which are non-revocable, remain in effect.

    If we become liable in the future for any decommissioning liability associated with any property covered by either an Initial Bond or an Interim Replacement Bond while such bonds are outstanding and the payment made to us under such bond is not sufficient to satisfy such liability, the Bonding Agreement provides that Orinoco will pay us an amount equal to such deficiency and if Orinoco fails to pay any such amount, such amount must be paid by the Clarkes under the Clarke Bonding Guaranty Agreement. However, if the Final Bonds or the full amount of the escrowed cash have been provided, neither Orinoco nor the Clarkes would be liable to pay us for any such deficiency. Our financial condition and results of operations may be negatively affected if Orinoco is unable to cover any such deficiency or if we become liable for a significant portion of the decommissioning liabilities.

    In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.5 million were payable to us. At the end of August 2019, Epic Companies filed for bankruptcy. Although the Epic Promissory Note is not currently due and is guaranteed by the Clarke Promissory Note Guaranty Agreement, we recorded a reserve of $7.5 million for the full amount of the promissory note including accrued interest, and certain other receivables in the amount of $1.5 million at September 30, 2019. We continue to monitor this matter and seek to vigorously pursue our rights to collect all amounts payable to us, including the amounts owed under the Epic Promissory Note when due, including by enforcing our rights under the Clarke Promissory Note Guaranty Agreement.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our consolidated contractual cash obligations as of September 30, 2019:

	Payments Due
	Total	2019	2020	2021	2022	2023	Thereafter
	(In Thousands)
Long-term debt - TETRA	$230,500	$—	$—	$—	$—	$10,000	$220,500
Long-term debt - CCLP	657,430	—	—	—	295,930	11,500	350,000
Interest on debt - TETRA	107,766	4,522	18,088	18,088	18,088	17,993	30,987
Interest on debt - CCLP	209,158	12,066	48,264	48,264	41,156	26,595	32,813
Purchase obligations	96,875	2,375	9,500	9,500	9,500	9,500	56,500
Asset retirement obligations(1)	12,603	—	—	—	—	—	12,603
Operating leases	82,291	4,870	17,721	12,798	9,591	7,871	29,440
Total contractual cash obligations(2)	$1,396,623	$23,833	$93,573	$88,650	$374,265	$83,459	$732,843

(1)	We have estimated the timing of these payments for asset retirement obligation liabilities based upon our plans. The amounts shown represent the discounted obligation as of September 30, 2019.

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

Interest Rate Risk

As of September 30, 2019, we had balances outstanding under the Term Credit Agreement, ABL Credit Agreement, and CCLP Credit Agreement that bear interest at variable rates.

	Expected Maturity Date							Fair Market Value
($ amounts in thousands)	2019	2020	2021	2022	2023	Thereafter	Total
September 30, 2019
U.S. dollar variable rate - TETRA	$—	$—	$—	$—	$10,000	$220,500	$230,500	$230,500
Weighted average interest rate (variable)	—%	—%	—%	—%	3.81%	8.29%
U.S. dollar variable rate - CCLP	$—	$—	$—	$—	$11,500	$—	$11,500	$11,500
Weighted average interest rate (variable)	—%	—%	—%	—%	6.00%	—%
U.S. dollar fixed rate - CCLP	$—	$—	$—	$295,930	$—	$350,000	$645,930	$614,000
Weighted average interest rate (fixed)	—%	—%	—%	7.25%	—%	7.50%

Exchange Rate Risk

As of September 30, 2019, there have been no material changes pertaining to our exchange rate exposures as disclosed in our 2018 Annual Report.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.

We have described in the 2018 Annual Report significant risk factors and periodically update those risks for material developments. Provided below is an update to our risk factors as previously disclosed in the 2018 Annual Report.

We have continuing exposure to decommissioning liabilities associated with oil and gas properties previously owned by Maritech.

From 2001 to 2012, Maritech sold various oil and gas producing properties in numerous transactions to different buyers. In connection with those sales, the buyers generally assumed the decommissioning liabilities associated with the properties sold (the "Legacy Liabilities") and generally became the successor operator. In some cases, Maritech retained certain liabilities and we provided guaranties of Maritech’s retained liabilities. Some buyers of these Maritech properties subsequently sold certain of these properties to other buyers, who also assumed the financial responsibilities associated with the properties' operations, including decommissioning liabilities, and these buyers also typically became the successor operator of the properties. To the extent that a buyer of these properties fails to perform the decommissioning work required, a previous owner, including Maritech, may be required to perform operations to satisfy the decommissioning liabilities. As a result of the third-party indemnity agreements and corporate guaranties we have previously provided to the US Department of the Interior and to other private third-parties as the former parent company of Maritech, we may be responsible for satisfying these decommissioning obligations if they are not satisfied by the current owners and operators of the properties or by Maritech. Significant decommissioning liabilities that were assumed by the buyers of the Maritech properties in these previous sales remain unperformed. If oil and natural gas pricing levels continue to be depressed or further deteriorate, one or more of these buyers may be unable to perform the decommissioning work required on a property previously owned by Maritech. If these buyers, or any successor owners of the Maritech properties, are unable to satisfy and extinguish their decommissioning liabilities due to bankruptcy or other liquidity issues, the US Department of the Interior may seek to impose those decommissioning obligations on Maritech and on us due to our third party indemnity agreements, and contractual commitments and guaranties issued from time to time by us to the US Department of the Interior and various third parties. The amount of cash necessary to satisfy these obligations could be significant and could adversely affect our business, results of operations, financial condition, and cash flows.

In March 2018, pursuant to a series of transactions, Maritech sold the remaining offshore leases held by Maritech to Orinoco Natural Resources, LLC ("Orinoco") and, immediately thereafter, we sold all equity interest in Maritech to Orinoco. The assignments for six of the offshore leases conveyed to Orinoco have not been approved by the US Department of the Interior and Maritech remains an owner of record for these leases. Maritech also remains a recognized operator of a portion of four other offshore properties. Under the Maritech Asset Purchase Agreement, Orinoco assumed all of Maritech's decommissioning liabilities related to the leases conveyed to Orinoco (the “Orinoco Lease Liabilities”) and, under the Maritech Membership Interest Purchase Agreement, Orinoco assumed all other liabilities of Maritech, including the Legacy Liabilities, subject to limited exceptions unrelated to the decommissioning liabilities. Pursuant to a Bonding Agreement executed in connection with such purchase agreements, Orinoco provided non-revocable bonds in the aggregate amount of approximately $46.8 million to secure the performance of certain of Maritech’s decommissioning obligations related to the Orinoco Lease Liabilities and certain of Maritech’s remaining current decommissioning obligations (not including the Legacy Liabilities). Orinoco was required to replace, within 90 days and then 180 following the closing, the initial bonds delivered at closing with other non-revocable performance bonds, meeting certain additional requirements, in the aggregate sum of $47.0 million or make cash escrow payments. Among the other requirements of the final replacement bonds was that they must provide coverage for all of the asset retirement obligations of Maritech instead of only relating to specific properties. The payment obligations of Orinoco under the Bonding Agreement are guaranteed by Thomas M. Clarke and Ana M. Clarke pursuant to a separate guaranty agreement (the “Clarke Bonding Guaranty Agreement”). Orinoco has not delivered such replacement bonds and neither it nor the Clarkes has made any of the escrow payments required pursuant to the terms of the Bonding Agreement. We filed a lawsuit against Orinoco and the Clarkes to enforce the terms of the Bonding Agreement and the Clarke Bonding Guaranty Agreement. A summary judgment was granted in favor of Orinoco and the Clarkes which has the effect of dismissing our present claims for the replacement bonds and the escrow payments provided for in the Bonding Agreement. We believe this judgment should not have been granted and we have begun the process of appealing it. The non-revocable performance bonds delivered at the closing remain in effect.

If in the future we become liable for decommissioning liabilities associated with any property covered by either an initial bond or stage 1 permanent bond, the Bonding Agreement provides that if we call any of the initial bonds or the stage 1 permanent bonds to satisfy such liability and the amount of the bond payment is not sufficient to pay for such liability, Orinoco will pay us for the additional amount required. To the extent Orinoco is unable to cover any such deficiency or we become liable for a significant portion of the Legacy Liabilities, our financial condition and results of operations may be negatively affected.

Possible changes in the US Department of Interior's supplemental bonding and financial assurance requirements may increase our risks associated with the decommissioning obligations pertaining to oil and gas properties previously owned by Maritech.

Recent and additional anticipated changes to the supplemental bonding and financial assurance program managed by the US Department of the Interior could require all oil and gas owners and operators with infrastructure in the Gulf of Mexico to provide additional supplemental bonds or other acceptable financial assurance for decommissioning liabilities. These changes have the potential to adversely impact the financial condition of lease owners and operators in the Gulf of Mexico and increase the number of such owners and operators seeking bankruptcy protection, given current oil and gas prices. In July 2016, the US Department of the Interior issued a Notice to Lessees and Operators (“2016 NTL”) that strengthened requirements for the posting of additional financial assurance by offshore lease owners and operators to assure that sufficient security is available to satisfy and extinguish decommissioning obligations with respect to offshore wells, platforms, pipelines and other facilities. The 2016 NTL, which became effective in September 2016, eliminated the past practice of waiving supplemental bonding requirements where lease owners or operators, or their guarantors, could demonstrate a certain level of financial strength. Instead, under the 2016 NTL, the US Department of the Interior will allow lease owners and operators to "self-insure," but only up to 10% of their "tangible net worth," which is defined as the difference between a company’s total assets and the value of all liabilities and intangible assets. It is unclear how this self-insurance allowance relates to lease owners or operators with a guarantor presently in place. In addition, the 2016 NTL is being held in abeyance by the US Department of the Interior, which creates additional and significant uncertainty for Gulf of Mexico lease owners and operators and for us through the third party indemnity agreements we have provided for Maritech liabilities to the US Department of the Interior and/or to third parties through our private guarantees.

The US Department of the Interior also recently increased its estimates for decommissioning liabilities in the Gulf of Mexico, causing the potential need for additional supplemental bonding and/or other financial assurances to be dramatically increased. When coupled with the volatile and currently low prices of oil and gas, it is difficult to predict the impact of the rule and regulatory changes already promulgated and as may be forthcoming by the US Department of the Interior relating to financial assurance for decommissioning liabilities. The US Department of the Interior's revisions to its supplemental bonding process could result in demands for the posting of increased financial assurances by owners and operators in the Gulf of Mexico, including Maritech, Orinoco and the other entities to whom Maritech divested its Gulf of Mexico assets, but such demands cannot be directly placed on us due to the fact that we are only a former parent company of Maritech and are only a guarantor as opposed to an actual lease owner or operator. This may force lease owners and operators of leases and other infrastructure in the Gulf of Mexico to obtain surety bonds or other forms of financial assurance, the costs of which could be significant. Moreover, recent and anticipated changes to the bonding and financial assurance program for the Gulf of Mexico are likely to result in the loss of supplemental bonding waivers for a large number of lease owners and operators of infrastructure in the Gulf of Mexico, which will in turn force these owners and operators to seek additional surety bonds which could exceed the surety bond market’s ability to provide such additional financial assurance. Lease owners and operators who have already leveraged their assets could face difficulty obtaining surety bonds because of concerns the surety may have about the priority of their liens on their collateral as well as the creditworthiness of such lease owners and operators. Consequently, anticipated changes to the bonding and financial assurance program could result in additional lease owners and operators in the Gulf of Mexico initiating bankruptcy proceedings, which in turn could result in the US Department of the Interior seeking to impose decommissioning costs on predecessors in interest and providers of third party indemnity agreements in the event that the current lease owners and/or operators cannot meet their decommissioning obligations. As a result, this could increase the risk that we may be required to step in and satisfy remaining decommissioning liabilities of Maritech and any buyer of the Maritech properties, including Orinoco, through our third party indemnity agreements and private guarantees, which obligations could be significant and could adversely affect our business, results of operations, financial condition and cash flows.

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

As discussed in the preceding risk factors, we face the risk of having to satisfy decommissioning liabilities on properties presently or formerly owned by Maritech. Continued decreased oil and natural gas prices have resulted in reduced revenues and cash flows for oil and gas lease owners and operators, including companies that have purchased Maritech properties or are joint-owners in properties presently and formerly owned by Maritech and from whom Maritech is entitled to receive payments upon satisfaction of certain decommissioning obligations. Consequently, we face credit risk associated with the ability of these companies to satisfy their decommissioning liabilities. If these companies are unable to satisfy their obligations, it will increase the possibility that we will become liable for such decommissioning obligations in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2019	2,169	(2)	$1.50	—	$14,327,000
August 1 – August 31, 2019	29,126	(2)	1.51	—	14,327,000
September 1 – September 30, 2019	154	(2)	2.01	—	14,327,000
Total	31,449			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1	Amended and Restated Change of Control Agreement dated October 24, 2019 by and between TETRA Technologies, Inc. and Brady M. Murphy.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2019 and 2018; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2019 and 2018; (iii) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (iv) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2019 and 2018; and (v) Notes to Consolidated Financial Statements for the nine months ended September 30, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	November 7, 2019	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Chief Executive Officer

Date:	November 7, 2019	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	November 7, 2019	By:	/s/Richard D. O'Brien
Richard D. O'Brien
Vice President – Finance and Global Controller
Principal Accounting Officer