Form 10-Q
period 2020-03-31
TETRA TECHNOLOGIES INC
filed 2020-05-07
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or
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

 As of May 5, 2020, there were 125,898,683 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues:
Product sales	$85,033	$91,781
Services	137,909	151,947
Total revenues	222,942	243,728
Cost of revenues:
Cost of product sales	58,967	74,588
Cost of services	89,727	102,156
Depreciation, amortization, and accretion	29,460	30,628
Impairments and other charges	5,371	146
Total cost of revenues	183,525	207,518
Gross profit	39,417	36,210
General and administrative expense	30,537	34,277
Interest expense, net	17,856	18,379
Warrants fair value adjustment (income) expense	(338)	407
CCLP Series A Preferred Units fair value adjustment (income) expense	—	1,163
Other (income) expense, net	439	(951)
Loss before taxes and discontinued operations	(9,077)	(17,065)
Provision for income taxes	1,154	1,609
Loss before discontinued operations	(10,231)	(18,674)
Discontinued operations:
Loss from discontinued operations, net of taxes	(145)	(426)
Net loss	(10,376)	(19,100)
Less: loss attributable to noncontrolling interest	8,825	8,262
Net loss attributable to TETRA stockholders	$(1,551)	$(10,838)
Basic net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.01)	$(0.09)
Loss from discontinued operations attributable to TETRA stockholders	$0.00	$0.00
Net loss attributable to TETRA stockholders	$(0.01)	$(0.09)
Average shares outstanding	125,587	125,681
Diluted net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.01)	$(0.09)
Loss from discontinued operations attributable to TETRA stockholders	$0.00	$0.00
Net loss attributable to TETRA stockholders	$(0.01)	$(0.09)
Average diluted shares outstanding	125,587	125,681

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(10,376)	$(19,100)
Foreign currency translation adjustment, net of taxes of $0 in 2020 and 2019	(6,467)	(406)
Comprehensive loss	(16,843)	(19,506)
Less: Comprehensive loss attributable to noncontrolling interest	9,054	8,086
Comprehensive loss attributable to TETRA stockholders	$(7,789)	$(11,420)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,473	$17,704
Restricted cash	53	64
Trade accounts receivable, net of allowances of $6,308 in 2020 and $5,262 in 2019	169,231	176,291
Inventories	142,116	136,510
Prepaid expenses and other current assets	23,107	20,785
Total current assets	363,980	351,354
Property, plant, and equipment:
Land and building	57,357	60,586
Machinery and equipment	1,347,642	1,335,157
Automobiles and trucks	30,052	31,681
Chemical plants	58,327	57,692
Construction in progress	24,760	34,393
Total property, plant, and equipment	1,518,138	1,519,509
Less accumulated depreciation	(777,891)	(760,872)
Net property, plant, and equipment	740,247	758,637
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $89,450 in 2020 and $88,422 in 2019	72,104	74,199
Deferred tax assets, net	24	24
Operating lease right-of-use assets	75,344	68,131
Other assets	18,065	19,577
Total other assets	165,537	161,931
Total assets	$1,269,764	$1,271,922

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$88,204	$88,917
Unearned income	28,422	9,831
Accrued liabilities and other	76,559	87,877
Liabilities of discontinued operations	2,011	2,098
Total current liabilities	195,196	188,723
Long-term debt, net	845,842	842,871
Deferred income taxes	2,762	2,988
Asset retirement obligations	12,878	12,762
Warrants liability	112	449
Operating lease liabilities	59,845	53,919
Other liabilities	6,198	7,384
Total long-term liabilities	927,637	920,373
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at March 31, 2020 and December 31, 2019; 128,693,692 shares issued at March 31, 2020 and 128,304,354 shares issued at December 31, 2019	1,287	1,283
Additional paid-in capital	468,088	466,959
Treasury stock, at cost; 2,896,627 shares held at March 31, 2020, and 2,823,191 shares held at December 31, 2019	(19,253)	(19,164)
Accumulated other comprehensive income (loss)	(58,421)	(52,183)
Retained deficit	(364,073)	(362,522)
Total TETRA stockholders' equity	27,628	34,373
Noncontrolling interests	119,303	128,453
Total equity	146,931	162,826
Total liabilities and equity	$1,269,764	$1,271,922

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2019	$1,283	$466,959	$(19,164)	$(52,183)	$(362,522)	$128,453	$162,826
Net loss for first quarter 2020	—	—	—	—	(1,551)	(8,825)	(10,376)
Translation adjustment, net of taxes of $0	—	—	—	(6,238)	—	(229)	(6,467)
Comprehensive loss	—	—	—	—	—	—	(16,843)
Distributions to public unitholders	—	—	—	—	—	(309)	(309)
Equity award activity	4	—	—	—	—	—	4
Treasury stock activity, net	—	—	(89)	—	—	—	(89)
Equity compensation expense	—	1,145	—	—	—	228	1,373
Other	—	(16)	—	—	—	(15)	(31)
Balance at March 31, 2020	$1,287	$468,088	$(19,253)	$(58,421)	$(364,073)	$119,303	$146,931

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2018	$1,285	$460,680	$(18,950)	$(51,663)	$(217,952)	$139,349	$312,749
Net loss for first quarter 2019	—	—	—	—	(10,838)	(8,262)	(19,100)
Translation adjustment, net of taxes of $0	—	—	—	(582)	—	176	(406)
Comprehensive loss	—	—	—	—	—	—	(19,506)
Distributions to public unitholders	—	—	—	—	—	(307)	(307)
Equity award activity	(1)	—	—	—	—	—	(1)
Treasury stock activity, net	—	—	(155)	—	—	—	(155)
Equity compensation expense	—	1,628	—	—	—	311	1,939
Conversions of CCLP Series A Preferred	—	—	—	—	—	2,539	2,539
Cumulative effect adjustment	—	—	—	—	2,843	—	2,843
Other	—	(67)	—	—	—	76	9
Balance at March 31, 2019	$1,284	$462,241	$(19,105)	$(52,245)	$(225,947)	$133,882	$300,110

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss	$(10,376)	$(19,100)
Reconciliation of net loss to cash provided by operating activities:
Depreciation, amortization, and accretion	29,460	30,627
Impairment and other charges	5,371	146
Benefit for deferred income taxes	55	229
Equity-based compensation expense	784	2,165
Provision for doubtful accounts	1,380	627
Amortization and expense of financing costs	569	1,292
CCLP Series A Preferred Unit distributions and adjustments	—	2,159
Warrants fair value adjustment	(337)	407
Contingent consideration liability fair value adjustment	—	(400)
Gain on sale of assets	(833)	(201)
Changes in operating assets and liabilities:
Accounts receivable	3,601	2,353
Inventories	(12,414)	(15,809)
Prepaid expenses and other current assets	(2,442)	(3,222)
Trade accounts payable and accrued expenses	8,742	6,638
Other	(1,384)	(499)
Net cash provided by operating activities	22,176	7,412
Investing activities:
Purchases of property, plant, and equipment, net	(12,390)	(32,409)
Proceeds on sale of property, plant, and equipment	1,425	364
Other investing activities	350	319
Net cash used in investing activities	(10,615)	(31,726)
Financing activities:
Proceeds from long-term debt	56,512	66,000
Principal payments on long-term debt	(54,511)	(35,451)
CCLP distributions	(309)	(307)
Redemptions of CCLP Series A Preferred	—	(8,346)
Tax remittances on equity based compensation	(319)	(429)
Debt issuance costs and other financing activities	(235)	(155)
Net cash provided by financing activities	1,138	21,312
Effect of exchange rate changes on cash	(940)	(167)
Increase (decrease) in cash and cash equivalents	11,759	(3,169)
Cash and cash equivalents and restricted cash at beginning of period	17,768	40,102
Cash and cash equivalents and restricted cash at end of period	$29,527	$36,933

Supplemental cash flow information:
Interest paid	$15,421	$15,544
Income taxes paid	1,479	1,644
See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended March 31, 2020 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2020.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission ("SEC") and do not include all information and footnotes required by U.S. generally accepted accounting principles ("U.S. GAAP") for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 16, 2020.

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the first quarter of 2020.

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

Impairments and Other Charges

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgment as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related assets, an impairment is recognized for the excess of the carrying value over fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. See Note 3 - "Impairments and Other Charges" for additional discussion of recorded impairments.

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

Bill-and-Hold Arrangements. We design and fabricate compressor packages based on our customer’s specifications. In some cases, the customer will request us to hold the equipment, upon completion of the unit, until the job site is ready to receive the equipment. When this occurs, we along with the customer sign a bill-and-hold agreement, which outlines that the customer has title to the equipment, the equipment is ready for delivery, we cannot use the equipment or direct it to another customer, and we have a present right to payment. When those criteria have been met and the agreement is executed, we recognize the revenue on the equipment because control of the equipment has passed to our customer and our performance obligations are complete. Entering into these arrangements is something we have done as a courtesy for certain customers for many years. The equipment subject to the bill-and-hold agreements has generally been invoiced and paid for through progressive billings such that at the time the bill-and-hold agreement is executed, the majority of the contractual cash obligation of the customer has been received by us.
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

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $1.9 million during the three months ended March 31, 2020, and $(1.2) million during the three months ended March 31, 2019, respectively.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of certain liabilities, including the liabilities for the warrants to purchase 11.2 million shares of our common stock (the "Warrants") and our foreign currency derivative contracts. Refer to Note 9 - "Fair Value Measurements" for further discussion.

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

New Accounting Pronouncements

Standards adopted in 2020

In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

Standards not yet adopted

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairment will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. We are continuing to work through our implementation plan which includes evaluating the impact on our allowance for doubtful accounts methodology, identifying new reporting requirements, and implementing changes to business processes, systems, and controls to support adoption of the standard. Upon adoption, the allowance for doubtful accounts is expected to increase with an offsetting adjustment to retained earnings. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 has an effective date of the first quarter of fiscal 2023. We continue to assess the potential effects of these changes to our consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As of March 31, 2020, we had $56.7 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of March 31, 2020 for completion of performance obligations of compression service contracts are as follows:

	2020	2021	2022	2023	2024	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$38,720	$15,941	$2,026	$54	$—	$56,741

For sales of CBFs where we have agreed to issue credits for the repurchase of reclaimable used fluids at an agreed price based on the condition of the fluid upon return, we adjust the revenue recognized in the period of shipment by an estimated amount, based on historical experience, of the credit expected to be issued. As of March 31, 2020, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $5.6 million recorded in inventory (right of return asset) and either accounts payable or as a reduction to accounts receivable. There were no material differences between amounts recognized during the three month period ended March 31, 2020, compared to estimates made in a prior period from these variable consideration arrangements.

Our contract asset balances, primarily associated with customer documentation requirements, were $33.3 million and $34.9 million as of March 31, 2020 and December 31, 2019, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Collections primarily associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Unearned Income, beginning of period	$9,678	$25,333
Additional unearned income	23,869	49,363
Revenue recognized	(5,767)	(24,858)
Unearned income, end of period	$27,780	$49,838

During the three month period ended March 31, 2020, we recognized product sales revenue of $2.9 million from unearned income that was deferred as of December 31, 2019. During the three months ended March 31, 2019, we recognized product sales revenue of $11.0 million from unearned income that was deferred as of December 31, 2018.

As of March 31, 2020, contract costs were immaterial.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note 11. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Completion Fluids & Products
U.S.	$37,958	$31,606
International	37,279	29,975
	75,237	61,581
Water & Flowback Services
U.S.	54,384	73,199
International	3,083	5,479
	57,467	78,678
Compression
U.S.	80,599	93,517
International	9,639	9,952
	90,238	103,469
Total Revenue
U.S.	172,941	198,322
International	50,001	45,406
	$222,942	$243,728

NOTE 3 – IMPAIRMENTS AND OTHER CHARGES

Impairments of Long-Lived Assets

During the first quarter of 2020, the COVID-19 pandemic and decline in oil prices had a significant impact on our customers and industry. We started to see our customers revise their capital budgets downwards and adjust their operations accordingly, which led to a decline in orders for new compression equipment to be fabricated and sold to third parties, among other impacts. We concluded these events were indicators of impairment for all asset groups within our Compression Division and certain asset groups within our Completion Fluids & Products Division. As a result, we performed recoverability analyses on the relevant asset groups within these divisions. Based upon these recoverability analyses, we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory in our Compression Division exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.4 million during the first quarter of 2020 related to these assets. Fair value was estimated based on a market approach. No other recoverability analysis performed indicated an impairment as of March 31, 2020. Given the dynamic nature of the events beginning in the first quarter of 2020, we are not able to reasonably estimate how long our operations will be adversely impacted and the full extent these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments.
NOTE 4 – INVENTORIES

Components of inventories as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
	(In Thousands)
Finished goods	$67,824	$70,135
Raw materials	3,886	4,125
Parts and supplies	38,859	47,793
Work in progress	31,547	14,457
Total inventories	$142,116	$136,510

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Work in progress inventory consists primarily of new compressor packages located at our Compression Division manufacturing facility in Midland, Texas.
NOTE 5 – LEASES

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain storage tanks and equipment rentals. These finance leases are not material to our financial statements. Our leases have remaining lease terms ranging from 1 to 16 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs. During the fourth quarter of 2019, CCLP entered into a lease agreement commitment for 14 compressor packages. The leases are for an initial term of seven years and commence upon the completion of the equipment fabrication. During the first quarter, CCLP took delivery of eight compressor packages. We anticipate taking delivery of the remaining six compressor packages when the compression units are completed, which is expected to occur during the second quarter of 2020. We have no other lease commitments that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Variable rent expense was not material.

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

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Operating lease expense	$5,148	$5,044
Short-term lease expense	9,430	11,161
Total lease expense	$14,578	$16,205

Supplemental cash flow information:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$5,949	$4,657

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$11,844	$3,257

Supplemental balance sheet information:

	March 31, 2020	December 31, 2019
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$75,344	$68,131

Accrued liabilities and other	$16,782	$15,850
Operating lease liabilities	59,845	53,919
Total operating lease liabilities	$76,627	$69,769

Additional operating lease information:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	6.37 Years	6.43 Years

Weighted average discount rate:
Operating leases	9.43%	9.46%

Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with terms in excess of one year consist of the following at March 31, 2020:

Operating Leases
(In Thousands)

Remainder of 2020	$19,961
2021	22,092
2022	18,422
2023	14,776
2024	12,372
Thereafter	30,268
Total lease payments	117,891
Less imputed interest	(41,264)
Total lease liabilities	$76,627

At March 31, 2020, future minimum rental receipts under a non-cancellable sublease for office space in one of our locations totaled $6.1 million. For the three months ended March 31, 2020, we recognized sublease income of $0.3 million.

NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

We believe our capital structure, excluding CCLP, ("TETRA") and CCLP's capital structure should be considered separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of March 31, 2020 and December 31, 2019, consists of the following:

		March 31, 2020	December 31, 2019
		(In Thousands)
TETRA	Scheduled Maturity
Asset-based credit agreement (presented net of unamortized deferred financing costs of $1.3 million as of March 31, 2020 and $1.0 million as of December 31, 2019)	September 2023	$2,246	$—
Term credit agreement (presented net of the unamortized discount of $6.2 million as of March 31, 2020 and $6.4 million as of December 31, 2019 and net of unamortized deferred financing costs of $9.2 million as of March 31, 2020 and $9.5 million as of December 31, 2019)	September 2025	205,167	204,633
TETRA total debt		207,413	204,633
Less current portion		—	—
TETRA total long-term debt		$207,413	$204,633

CCLP
CCLP asset-based credit agreement (presented net of unamortized deferred financing costs of $0.8 million as of March 31, 2020 and $0.9 million of December 31, 2019)	June 2023	2,184	2,622
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $1.5 million as of March 31, 2020 and $1.7 million as of December 31, 2019 and net of unamortized deferred financing costs of $2.6 million as of March 31, 2020 and $2.8 million as of December 31, 2019)	August 2022	291,863	291,444
CCLP 7.50% Senior Secured Notes (presented net of unamortized deferred financing costs of $5.6 million as of March 31, 2020 and $5.8 million as of December 31, 2019)	April 2025	344,382	344,172
CCLP total debt		638,429	638,238
Less current portion		—	—
CCLP total long-term debt		$638,429	$638,238
Consolidated total long-term debt		$845,842	$842,871

As of March 31, 2020, TETRA had a $3.5 million outstanding balance and $7.9 million in letters of credit against its asset-based credit agreement ("ABL Credit Agreement"). As of March 31, 2020, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, TETRA had an availability of $40.8 million under this agreement. There was a $3.0 million balance outstanding and $3.0 million in letters of credit against the CCLP asset-based credit agreement ("CCLP Credit Agreement") as of March 31, 2020. As of March 31, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the CCLP Credit Agreement that may limit borrowings, CCLP had availability of $20.4 million.

TETRA and CCLP credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. TETRA and CCLP are both in compliance with all covenants of their respective credit and senior note agreements as of March 31, 2020.

NOTE 7 – DISCONTINUED OPERATIONS

On March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. As a result, we have accounted for our Offshore Division, consisting of our Offshore Services and Maritech segments, as discontinued operations. See Note 8 - "Commitments and Contingencies" for further discussion. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$—	$—	$—
Cost of revenues	(60)	—	(60)	22	—	22
Depreciation, amortization, and accretion	—	—	—	—	—	—
General and administrative expense	205	—	205	404	—	404
Other (income) expense, net	—	—	—	—	—	—
Pretax loss from discontinued operations	(145)	—	(145)	(426)	—	(426)
Pretax loss on disposal of discontinued operations			—			—
Total pretax loss from discontinued operations			(145)			(426)
Income tax benefit			—			—
Total loss from discontinued operations			$(145)			$(426)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	March 31, 2020			December 31, 2019
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$—	$—	$—	$—	$—	$—
Other current assets	—	—	—	—	—	—
Assets of discontinued operations	$—	$—	$—	$—	$—	$—

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,303	$—	$1,303	$1,233	$—	$1,233
Accrued liabilities	480	228	708	745	120	865
Liabilities of discontinued operations	$1,783	$228	$2,011	$1,978	$120	$2,098

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Contingencies of Discontinued Operations

    In early 2018, we closed the Maritech Asset Purchase and Sale Agreement with Orinoco Natural Resources, LLC ("Orinoco") that provided for the purchase by Orinoco of Maritech's remaining oil and gas properties and related assets. Shortly thereafter, we closed the Maritech Membership Interest Purchase and Sale Agreement with Orinoco that provided for the purchase by Orinoco of all of the outstanding membership interests in Maritech. As a result of these transactions, we have effectively exited the business of our former Maritech segment.

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

Pursuant to a Bonding Agreement entered into as part of these transactions (the "Bonding Agreement"), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace, within 90 days following the closing, the Initial Bonds with other non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million (collectively, the “Interim Replacement Bonds”). Orinoco further agreed to replace, within 180 days following the closing, the Interim Replacement Bonds with a maximum of three non-revocable performance bonds in the aggregate sum of $47.0 million, meeting certain requirements (the “Final Bonds”). Among the other requirements of the Final Bonds was that they must provide coverage for all of the asset retirement obligations of Maritech instead of only relating to specific properties. In the event Orinoco did not provide the Interim Replacement Bonds or the Final Bonds, Orinoco was required to make certain cash escrow payments to us.

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

     In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.5 million were payable to us. At the end of August 2019, Epic Companies filed for bankruptcy. We recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and the certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 but neither Epic nor the Clarkes made the required payment. Upon the default by Epic and the Clarkes, we filed a lawsuit against the Clarkes on January 15, 2020 in Montgomery County, Texas for breach of the Clarke Promissory Note Guaranty Agreement, seeking the amounts due under the Epic Promissory Note and related interest, as well as attorneys’ fees and expenses. The Clarkes each filed an answer and counterclaims for fraud and negligent misrepresentation and seek monetary damages in excess of $1 million, punitive damages, and attorneys’ fees. We will vigorously prosecute our claim and defend against the claims by the Clarkes.
NOTE 9 – FAIR VALUE MEASUREMENTS

Financial Instruments

Warrants

The Warrants are valued using a Black Scholes option valuation model that includes implied volatility of the trading price (a Level 3 fair value measurement).

Derivative Contracts

We and CCLP each enter into short term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of March 31, 2020, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$8,167	1.08	4/21/2020
Forward purchase Euro	10,497	1.10	4/21/2020
Forward purchase pounds sterling	9,400	1.17	4/21/2020
Forward sale pounds sterling	500	1.18	4/21/2020
Forward sale pounds sterling	1,875	1.17	4/21/2020
Forward sale Norwegian krone	1,000	11.76	4/21/2020
Forward purchase Norwegian krone	4,300	11.36	4/21/2020
Forward sale Mexican peso	4,974	24.40	4/21/2020

Derivative Contracts	British Pound Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	£3,445	0.92	4/21/2020

Derivative Contracts	Swedish Krona Notional Amount		Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	210	kr	10.90	4/6/2020
Forward purchase Euro	66,690	kr	10.91	4/6/2020
Forward purchase Euro	2,400	kr	11.24	4/21/2020

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

The fair values of foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative contracts as of March 31, 2020 and December 31, 2019, are as follows:

Foreign currency derivative contracts	Balance Sheet Location	Fair Value at March 31, 2020	Fair Value at December 31, 2019
		(In Thousands)
Forward purchase contracts	Current assets	$1,160	$86
Forward sale contracts	Current liabilities	(433)	(53)
Forward purchase contracts	Current liabilities	(181)	(3)
Net asset (liability)		$546	$30

None of our foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three months ended March 31, 2020 and March 31, 2019, we recognized $(1.0) million and $0.6 million of net (gains) losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

During the first quarter of 2020, we recorded impairments of approximately $5.4 million, reflecting the decreased fair value for certain assets. The fair values used in these impairment calculations were estimated based on a market approach, which is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of March 31, 2020 and December 31, 2019, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Midland manufacturing facility and related assets	$19,646	$—	$—	$19,646
Warrants liability	(112)	—	—	(112)
Asset for foreign currency derivative contracts	1,160	—	1,160	—
Liability for foreign currency derivative contracts	(614)	—	(614)	—
Net asset	$20,080

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Warrants liability	$(449)	$—	$—	$(449)
Asset for foreign currency derivative contracts	86	—	86	—
Liability for foreign currency derivative contracts	(56)	—	(56)	—
Net liability	$(419)

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA's ABL Credit Agreement and Term Credit Agreement, and the CCLP Credit Agreement approximate their carrying amounts. The fair values of the publicly traded CCLP 7.25% Senior Notes at March 31, 2020 and December 31, 2019, were approximately $148.0 million and $266.0 million, respectively. Those fair values compare to the face amount of $295.9 million both at March 31, 2020 and December 31, 2019. The fair values of the CCLP 7.50% Senior Secured Notes at March 31, 2020 and December 31, 2019 were approximately $239.8 million and $344.8 million, respectively. These fair values compare to aggregate principal amount of such notes at both March 31, 2020 and December 31, 2019, of $350.0 million. We based the fair values of the CCLP 7.25% Senior Notes and the CCLP 7.50% Senior Secured Notes as of March 31, 2020 on recent trades for these notes.
NOTE 10 – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Number of weighted average common shares outstanding	125,587	125,681
Assumed exercise of equity awards and warrants	—	—
Average diluted shares outstanding	125,587	125,681

For the three month periods ended March 31, 2020 and March 31, 2019, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three month period ended March 31, 2019, the calculation of diluted earnings per common share excludes the impact of the CSI Compressco LP Series A Convertible Preferred Units (the "CCLP Preferred Units"), as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

NOTE 11 – INDUSTRY SEGMENTS

We manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression.

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$70,190	$57,328
Water & Flowback Services Division	25	364
Compression Division	14,818	34,089
Consolidated	$85,033	$91,781

Services
Completion Fluids & Products Division	$5,047	$4,253
Water & Flowback Services Division	57,442	78,314
Compression Division	75,420	69,380
Consolidated	$137,909	$151,947

Total revenues
Completion Fluids & Products Division	$75,237	$61,581
Water & Flowback Services Division	57,467	78,678
Compression Division	90,238	103,469
Interdivision eliminations	—	—
Consolidated	$222,942	$243,728

Income (loss) before taxes
Completion Fluids & Products Division	$19,396	$6,186
Water & Flowback Services Division	(2,244)	2,231
Compression Division	(12,790)	(7,801)
Interdivision eliminations	5	6
Corporate Overhead(1)	(13,444)	(17,687)
Consolidated	$(9,077)	$(17,065)

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
General and administrative expense	$8,081	$12,089
Depreciation and amortization	197	168
Interest expense	5,455	5,342
Warrants fair value adjustment (income) expense	(338)	407
Other general corporate (income) expense, net	49	(319)
Total	$13,444	$17,687

NOTE 12 – SUBSEQUENT EVENTS

In April 2020, we announced our plan to shutdown our Midland manufacturing facility as a result of a decline in orders for new equipment from third parties and the expectation that no incremental equipment will be fabricated for our fleet in the second half of 2020. As a result of the decision to close this facility and solely utilize third party fabricators in the future for our own service fleet, we are pursuing the sale of the Midland facility in an effort to further improve our balance sheet, and have entered into an agreement with a third party purchaser, which is subject to numerous conditions. While we will continue to operate the facility until the completion and sale of our remaining backlog, we no longer intend to fabricate new compressor packages for sales to third parties. We have and will continue to evaluate the sale of other non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a sale of the Midland manufacturing facility, our low-horsepower compression fleet, or any other non-core asset.

In April 2020, we began the process of discontinuing chemical production operations at our El Dorado, Arkansas production facility, which primarily produced calcium chloride from underground brine reserves. The current COVID-19 pandemic and oil oversupply events have led to unprecedented market conditions and this facility’s relatively high fixed costs have led us to rationalize our manufacturing base. We will continue to manufacture and deliver all products through early June 2020, at which time we will begin a sequenced shutdown of the manufacturing facility. We will continue to ship product until the inventory is gone, at which time production operations at the plant will be shutdown. Going forward, we will continue to meet our customer demand for liquid calcium chloride products through our network of other manufacturing plants and terminals.

On April 17, 2020, CCLP announced the commencement of an offer (the "Exchange Offer") to certain eligible noteholders ("Eligible Holders") to exchange any and all of their outstanding 7.25% Senior Notes due 2022 (the “Unsecured Notes”) for newly issued 7.50% Senior Secured First Lien Notes due 2025 and 7.25% Senior Secured Second Lien Notes due 2027. In conjunction with the offer, consents are being solicited from Eligible Holders to eliminate substantially all restrictive covenants and certain of the default provisions in the indenture governing the Unsecured Notes.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020 ("2019 Annual Report"). This discussion includes forward-looking statements that involve certain risks and uncertainties.
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
Demand for products and services of our Completion Fluids & Products Division has remained strong despite the continued volatility in pricing for oil and uncertainty in many of the markets where we operate, which affects the plans of many of our oil and gas operations customers. During the first quarter of 2020, we experienced increased CBF product sales revenues in the U.S. Gulf of Mexico, including product sales associated with a TETRA CS Neptune completion fluid sale and increased international CBF product sales and domestic manufactured products sales. However, the significant decline in oil prices may adversely affect the demand for our products and services in the near future.
Recent macroeconomic uncertainty resulting from declining oil prices and the COVID-19 pandemic has particularly affected domestic onshore demand for our Water & Flowback Services Division services. We experienced decreased water management services activity during the first quarter of 2020 and without a meaningful recovery, we expect our water management services operations to continue to be negatively impacted in the near future.
Our Compression Division is significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil and natural gas production in the domestic and international markets in which we operate. During the first part of our quarter, we continued to see increased demand in our products and services, with the exception of a declining backlog for new unit sales. However, during the latter part of the quarter, as the macroeconomic uncertainty resulting from declining oil prices and the COVID-19 pandemic continued, we started to see our customers revise their capital budgets downwards and adjust their operations accordingly. In response to both market uncertainty and the lower levels of spending by our customers, we lowered our projected growth capital expenditures originally intended to increase the horsepower of our fleet. In addition, given the decline in orders for new equipment to be fabricated and sold to third parties and the expectation that no incremental equipment will be fabricated for our fleet in the second half of 2020, we announced our intentions to close our Midland manufacturing facility, retain equipment design and engineering personnel, and outsource the fabrication of new equipment for our fleet. We no longer intend to design or fabricate new compressor packages for sales to third parties. Due to excess compression equipment in the industry, we have started to and expect to continue to see lower utilization of our compression fleet, client requests to put units on stand-by, and pricing pressures as customers try to reduce their costs.
The COVID-19 pandemic and decline in oil prices had a significant impact on our customers and industry. We concluded these events were indicators of impairment for all asset groups within our Compression Division and certain asset groups in our Completion Fluids & Products Division. As a result, we performed recoverability analyses on the relevant asset groups within these divisions. Based upon these recoverability analyses, we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory in our Compression Division exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.4 million during the first quarter of 2020 related to these assets. Given the dynamic nature of the events beginning in the first quarter of 2020, we are not able to reasonably estimate how long our operations will be adversely impacted and the full extent these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments.
We are continuing to monitor the 2020 spending plans of our customers and are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current oil and gas industry environment. Capital expenditure levels continue to be monitored carefully for each of our businesses to ensure that capital investments are only made for the most attractive return on investment. As obtaining additional financing is challenging in the current debt and equity markets, growth capital expenditures are expected to be primarily funded by available cash and cash expected to be provided by operating activities. We intend to manage our flexible cost structure to proactively respond to changing market conditions and execute on actions necessary to manage through these conditions, some of which could result in impairments or restructuring charges in future periods.
Cost reductions we have recently implemented or are in the process of implementing include reductions in 2020 capital expenditures, workforce reductions, salary reductions, the suspension of 401(k) matching contributions for our employees, targeted reduction in SG&A expenses, and negotiated reductions in expenditures with many of our suppliers. Absent a meaningful recovery in natural gas and oil prices and a material improvement in the status of the COVID-19 pandemic, we expect our operations to continue to be negatively impacted, particularly in our onshore producing regions of the United States. We are not able to predict how long market disruptions resulting from the COVID-19 pandemic will continue, or what impact it will ultimately have on our business. Despite that, we will continue to maintain our commitment to safety and service quality for our customers.
How we Evaluate Operations
We use U.S. GAAP financial measures such as revenues, gross profit, income (loss) before taxes, and net cash provided by operating activities, as well as certain non-GAAP financial measures, including Adjusted EBITDA, as performance measures for our business.
Adjusted EBITDA. We view Adjusted EBITDA as one of our primary management tools, and we track it on a monthly basis, both in dollars and as a percentage of revenues (typically compared to the prior month, prior year period, and to budget). We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization, impairments and certain other non-cash charges and non-recurring adjustments.
Adjusted EBITDA is used as a supplemental financial measure by our management to:

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis; and

•	determine our ability to incur and service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31, 2020
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Depreciation & Amortization	Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$19,396	$450	$19,846	$(154)	$1,934	$—	$21,626
Water & Flowback Services Division			(2,244)	1,607	(637)	(9)	7,425	—	6,779
Compression Division			(12,790)	5,971	(6,819)	12,564	19,908	324	25,977
Eliminations and other			5	—	5	—	(4)	—	1
Subtotal			4,367	8,028	12,395	12,401	29,263	324	54,383
Corporate and other			(13,444)	73	(13,371)	5,455	197	1,145	(6,574)
TETRA excluding Discontinued Operations	$(10,231)	$1,154	$(9,077)	$8,101	$(976)	$17,856	$29,460	$1,469	$47,809

	Three Months Ended
	March 31, 2019
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Depreciation & Amortization	Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$6,186	$683	$6,869	$(179)	$3,665	$—	$10,355
Water & Flowback Services Division			2,231	(400)	1,831	4	8,267	—	10,102
Compression Division			(7,801)	1,610	(6,191)	13,213	18,532	365	25,919
Eliminations and other			6	—	6	(1)	(4)	—	1
Subtotal			622	1,893	2,515	13,037	30,460	365	46,377
Corporate and other			(17,687)	331	(17,356)	5,342	168	1,800	(10,046)
TETRA excluding Discontinued Operations	$(18,674)	$1,609	$(17,065)	$2,224	$(14,841)	$18,379	$30,628	$2,165	$36,331

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
Critical Accounting Policies and Estimates

There have been no material changes or developments in the evaluation of the accounting estimates and the underlying assumptions or methodologies pertaining to our Critical Accounting Policies and Estimates disclosed in our 2019 Annual Report. In preparing our consolidated financial statements, we make assumptions, estimates, and judgments that affect the amounts reported. These judgments and estimates may change as new events occur, as new information is acquired, and as changes in our operating environments are encountered. Actual results are likely to differ from our current estimates, and those differences may be material.

Results of Operations

Three Months Ended March 31, 2020 compared with three months ended March 31, 2019.

Consolidated Comparisons

	Three Months Ended March 31,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$222,942	$243,728	$(20,786)	(8.5)%
Gross profit	39,417	36,210	3,207	8.9%
Gross profit as a percentage of revenue	17.7%	14.9%
General and administrative expense	30,537	34,277	(3,740)	(10.9)%
General and administrative expense as a percentage of revenue	13.7%	14.1%
Interest expense, net	17,856	18,379	(523)	(2.8)%
Warrants fair value adjustment (income) expense	(338)	407	(745)	(183.0)%
CCLP Series A Preferred Units fair value adjustment (income) expense	—	1,163	(1,163)	(100.0)%
Other (income) expense, net	439	(951)	1,390	(146.2)%
Loss before taxes and discontinued operations	(9,077)	(17,065)	7,988	46.8%
Loss before taxes and discontinued operations as a percentage of revenue	(4.1)%	(7.0)%
Provision for income taxes	1,154	1,609	(455)	(28.3)%
Loss before discontinued operations	(10,231)	(18,674)	8,443	(45.2)%
Discontinued operations:
Loss from discontinued operations, net of taxes	(145)	(426)	281	(66.0)%
Net loss	(10,376)	(19,100)	8,724	(45.7)%
Loss attributable to noncontrolling interest	8,825	8,262	563	6.8%
Net loss attributable to TETRA stockholders	$(1,551)	$(10,838)	$9,287	(85.7)%

Consolidated revenues for the current year period decreased compared to the prior year period primarily due to decreased revenues in our Water & Flowback Services and Compression Divisions, which decreased by $21.2 million and $13.2 million, respectively. The decrease in revenues for the Water & Flowback Services Division was primarily due to decreased water management services activity. The decreased revenues of the Compression Division were primarily due to decreased deliveries of new compressor packages. These decreases were partially offset by an increase in revenues in our Completion Fluids & Products Division of $13.7 million primarily due to increased CBF product sales revenues in the U.S. Gulf of Mexico, including product sales associated with a TETRA CS Neptune completion fluid sale, and increased international CBF product sales and domestic manufactured products sales. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit increased during the current year period compared to the prior year period primarily due to the increased profitability of our Completion Fluids & Products Division. The increased gross profit from the Completion Fluids & Products Division was offset by the decreased gross profit of our Water & Flowback Services Division. Despite the improvement in activity levels of our Completion Fluids & Products Division, onshore activity levels remained flat and the impact of pricing pressures continues to challenge profitability in certain markets. Operating expenses reflect the decrease in consolidated revenues, as well as aggressive management of operating costs and headcount.

Consolidated general and administrative expenses decreased during the current year period compared to the prior year period primarily due to decreased salary related expenses of $4.8 million and decreased general expenses of $0.2 million. These decreases were offset by increased bad debt expense of $1.0 million and increased professional services fees of $0.4 million. Decreased general and administrative expenses were driven primarily by our Water & Flowback Services Division and Corporate Divisions. General and administrative expense as a percentage of revenues decreased compared to the prior year period.

Consolidated interest expense, net, decreased in the current year period primarily due to a decrease in Compression Division interest expense associated with the expense of CCLP Series A Preferred units that was incurred in the prior year period. Interest expense during the current year period and the prior year period includes $1.1 million and $1.0 million, respectively, of finance cost amortization.

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

Consolidated other (income) expense, net, was $0.4 million of expense during the current year period compared to $1.0 million of income during the prior year period. The increase in expense is primarily due to $1.5 million of increased foreign currency losses due to the devaluation of the Mexican peso and increased deferred compensation expense of $0.4 million. The increases in expense were offset by $0.6 million of gains associated with the sale of assets.

Our consolidated provision for income taxes for the current year period is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended March 31, 2020 of negative 12.7% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended March 31,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$75,237	$61,581	$13,656	22.2%
Gross profit	25,964	10,664	15,300	143.5%
Gross profit as a percentage of revenue	34.5%	17.3%
General and administrative expense	5,934	4,728	1,206	25.5%
General and administrative expense as a percentage of revenue	7.9%	7.7%
Interest (income) expense, net	(154)	(179)	25	(14.0)%
Other (income) expense, net	788	(71)	859
Income before taxes	$19,396	$6,186	$13,210	213.5%
Income before taxes as a percentage of revenue	25.8%	10.0%

The increase in Completion Fluids & Products Division revenues during the current year period compared to the prior year period was primarily due to $12.9 million of increased product sales revenue which was partly due to increased CBF product sales revenues in the U.S. Gulf of Mexico, including product sales associated with a TETRA CS Neptune completion fluid sale. Increased revenues were also the result of improved markets for CBF product sales in international locations, including South America and domestic manufactured products sales. Additionally, service revenues increased $0.8 million, primarily due to increased filtration and engineering work in the U.S. Gulf of Mexico associated with fluid sales.

Completion Fluids & Products Division gross profit during the current year period increased compared to the prior year period primarily due to the profitability associated with the increased manufactured products and international CBF sales revenues. Completion Fluids & Products Division profitability in future periods will be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Completion Fluids & Products Division reported an increase in pretax earnings during the current year period compared to the prior year period due to the increase in gross profit discussed above. Completion Fluids & Products Division administrative cost levels increased compared to the prior year period primarily due to increased salary and employee-related expenses of $1.2 million. Other expense, net increased as compared to prior year period primarily due to $0.8 million of foreign currency losses.

Water & Flowback Services Division

	Three Months Ended March 31,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$57,467	$78,678	$(21,211)	(27.0)%
Gross profit	3,267	8,851	(5,584)	(63.1)%
Gross profit as a percentage of revenue	5.7%	11.2%
General and administrative expense	6,334	6,796	(462)	(6.8)%
General and administrative expense as a percentage of revenue	11.0%	8.6%
Interest (income) expense, net	(9)	4	(13)	(40.0)%
Other (income) expense, net	(814)	(180)	(634)	(137.3)%
Income (loss) before taxes	$(2,244)	$2,231	$(4,475)	200.6%
Income (loss) before taxes as a percentage of revenue	(3.9)%	2.8%

Water & Flowback Services Division service and product revenues decreased $21.2 million during the current year period compared to the prior year period due to decreased water management services activity associated with economic uncertainty and decreased international equipment sales activity.

The Water & Flowback Services Division reflected decreased gross profit during the current year period compared to the prior year period partly due to decreased gross profit consistent with decreased revenues and partly due to decreased gross profit as a result of certain high-margin projects performed during the prior year.

The Water & Flowback Services Division reported a pretax loss compared to a pretax income in the prior year period, primarily due to the decrease in gross profit described above. General and administrative expenses decreased primarily due decreased wage and benefit related expenses of $1.0 million and decreased general expenses of $0.4 million offset by increased bad debt expense of $0.7 million and increased professional fees of $0.2 million. The Water & Flowback Services Division reported increased other income, net, primarily due to increased gains associated with the disposal of assets of $0.7 million and foreign currency gains of $0.3 million, offset by decreased income of $0.4 million associated with the remeasurement of contingent purchase price consideration in the prior year.

Compression Division

	Three Months Ended March 31,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$90,238	$103,469	$(13,231)	(12.8)%
Gross profit	10,380	16,859	(6,479)	(38.4)%
Gross profit as a percentage of revenue	11.5%	16.3%
General and administrative expense	10,189	10,664	(475)	(4.5)%
General and administrative expense as a percentage of revenue	11.3%	10.3%
Interest expense, net	12,564	13,213	(649)	(4.9)%
CCLP Series A Preferred fair value adjustment (income) expense	—	1,163	(1,163)	100.0%
Other (income) expense, net	417	(380)	797	(209.7)%
Loss before taxes	$(12,790)	$(7,801)	$(4,989)	(64.0)%
Loss before taxes as a percentage of revenue	(14.2)%	(7.5)%

Compression Division revenues decreased during the current year period compared to the prior year period primarily due to a $19.3 million decrease in product sales revenues due to a decrease in deliveries of new compressors compared to the prior year. Overall, new unit sale booking levels declined in the first quarter of 2020 as customers substantially cut spending on infrastructure projects. The decrease in product sales was offset by a $6.0 million increase in service revenues from compression and aftermarket services operations. The increase in service revenues was primarily due to increases in our high-horsepower fleet during 2019 and resulting increased horsepower in service during the current year period compared to the prior year period and pricing secured in 2019 that was realized during the first quarter of 2020.

Compression Division gross profit decreased during the current year period compared to the prior year due to decreased revenues discussed above and the impairment of $5.4 million associated with our Midland manufacturing facility and related assets.

The Compression Division recorded increased pretax loss in the current year period compared to the prior year period due to the decreased gross profit discussed above. Interest expense decreased compared to the prior year period due to decreased interest associated with the CCLP Series A Preferred units that was incurred in the prior year period. General and administrative expense levels decreased compared to the prior year period, due to decreased salary and employee-related expenses, including the impact of decreased headcount, incentives and equity compensation of $0.7 million and decreased general expenses of $0.3 million. These decreases were offset by increased professional services of $0.3 million and increased bad debt expense of $0.2 million. Other (income) expense, net changed from income of $0.4 million income in the prior year period to $0.4 million expense in the current year period. The change from income to expense is primarily due to $1.2 million on increased foreign currency losses due to the devaluation of the peso offset by decreased expense of $0.5 million associated with the redemption premium incurred during the prior year period in connection with the redemption of Preferred Units for cash. The last remaining outstanding CCLP Preferred Units were redeemed for cash on August 8, 2019.

Corporate Overhead

	Three Months Ended March 31,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$197	$(168)	$365	217.3%
General and administrative expense	8,081	12,089	(4,008)	(33.2)%
Interest expense, net	5,455	5,342	113	2.1%
Warrants fair value adjustment (income) expense	(338)	407	(745)	(183.0)%
Other (income) expense, net	49	(319)	368	(115.4)%
Loss before taxes	$(13,444)	$(17,687)	$4,243	24.0%

Corporate Overhead pretax loss decreased during the current year period compared to the prior year period primarily due to decreased general and administrative expenses. Corporate general and administrative expense decreased primarily due to decreased salary related expense of $4.4 million. This decrease was offset by $0.3 million of decreased general expenses and $0.1 million of decreased professional fees. The fair value of the outstanding Warrants liability resulted in a $0.3 million credit to earnings in the current year period compared to an $0.4 million charge to earnings during the prior year period. In addition, the other (income) expense, net change was primarily associated with adjustments to deferred compensation plans.
Liquidity and Capital Resources

We believe that our and CCLP's separate capital structures allow us to meet our respective financial obligations, despite current uncertain operating conditions and financial markets. As of March 31, 2020, we and CCLP are in compliance with all covenants of our respective debt agreements. Information about the terms and covenants of our debt agreements can be found in our 2019 Annual Report.

Because of the level of consolidated debt, we believe it is important to consider our capital structure and that of CCLP separately, as there are no cross default provisions, cross collateralization provisions, or cross guarantees between CCLP's debt and TETRA's debt. Our consolidated debt outstanding has a carrying value of approximately $845.8 million as of March 31, 2020. However, approximately $638.4 million of this consolidated debt balance is owed by CCLP and is serviced from the cash balances and cash flows of CCLP, and $346.6 million of which is secured by certain of CCLP's assets. Through our common unit ownership interest in CCLP, which was approximately 34% as of March 31, 2020, and ownership of an approximate 1.4% general partner interest, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $7.4 million of the $29.5 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. The following table provides condensed consolidating balance sheet information reflecting TETRA's net assets and CCLP's net assets that service and secure TETRA's and CCLP's respective capital structures.

	March 31, 2020
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$22,057	$7,416	$—	$29,473
Affiliate receivables	14,964	—	(14,964)	—
Other current assets	194,292	140,215	—	334,507
Property, plant and equipment, net	112,095	628,152	—	740,247
Long-term affiliate receivables	11,618	—	(11,618)	—
Other assets, including investment in CCLP	22,474	58,519	84,544	165,537
Total assets	$377,500	$834,302	$57,962	$1,269,764

Affiliate payables	$—	$14,964	$(14,964)	$—
Other current liabilities	80,576	114,620	—	195,196
Long-term debt, net	207,413	638,429	—	845,842
Warrants liability	112	—	—	112
Long-term affiliate payable	—	11,618	(11,618)	—
Other non-current liabilities	61,771	19,912	—	81,683
Total equity	27,628	34,759	84,544	146,931
Total liabilities and equity	$377,500	$834,302	$57,962	$1,269,764

As of March 31, 2020, subject to compliance with the covenants, borrowing base requirements, and other provisions of the agreement that may limit borrowings, we had $40.8 million of availability under the ABL Credit Agreement. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Decreases in the amount of our accounts receivable and the value of our inventory would result in reduced borrowing availability under the Credit Agreement. As of March 31, 2020, and subject to compliance with the covenants, borrowing base requirements, and other provisions of the agreement that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $20.4 million. See CCLP Financing Activities below for further discussion.

Our consolidated sources (uses) of cash during the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
	(In Thousands)
Operating activities	$22,176	$7,412
Investing activities	(10,615)	(31,726)
Financing activities	1,138	21,312

Operating Activities

Consolidated cash flows provided by operating activities increased by $14.8 million. CCLP generated $13.4 million of our consolidated cash flows provided by operating activities during the three months ended March 31, 2020 compared to $31.6 million during the corresponding prior year period. Operating cash flows increased primarily due to improved operating profitability of the Completion Fluids and Products Division. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first three months of 2020 were $12.4 million, which is net of $1.9 million cost of compressors sold. Our Completion Fluids & Products Division spent $0.9 million on capital expenditures, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $4.7 million on capital expenditures, primarily to add to and maintain its water management equipment fleet. Our Compression Division spent $6.7 million, primarily for growth capital expenditure projects and to maintain its compression fleet.

Historically, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand our existing businesses. However, such expenditures have recently been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to expand our operations in the future. Excluding our Compression Division, we expect to spend approximately $10.0 million to $15.0 million during 2020 on capital expenditures, primarily to expand and maintain our Water & Flowback Services Division equipment fleet.

Our Compression Division has adjusted its expected capital spend downward to approximately $28.0 million to $35.0 million during 2020 primarily to maintain its compression fleet.

If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Financing Activities

During the first three months of 2020, the total amount of consolidated cash provided by financing activities was $1.1 million, primarily due to borrowings under our ABL Credit Agreement. We and CCLP may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We and CCLP are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

TETRA Long-Term Debt

Asset-Based Credit Agreement. The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit and a swingline loan sublimit of $10.0 million. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Decreases in the amount of our accounts receivable and the value of our inventory would result in reduced borrowing availability under the ABL Credit Agreement. The ABL Credit Agreement is scheduled to mature on September 10, 2023. As of May 5, 2020, we have $1.0 million outstanding under our ABL Credit Agreement and $6.4 million letters of credit, resulting in $45.9 million of availability.

Term Credit Agreement.    The Term Credit Agreement is scheduled to mature on September 10, 2025. As of May 5, 2020, $220.5 million in aggregate principal amount of our Term Credit Agreement is outstanding.

CCLP Financing Activities

CCLP Preferred Units. In January 2019 CCLP began redeeming its Series A Preferred Units for cash, resulting in 783,046 Preferred Units being redeemed during the three months ended March 31, 2019 for an aggregate of $8.3 million, which includes approximately $0.4 million of redemption premiums that were paid. The last redemption of the remaining Preferred Units, along with a final cash payment made in lieu of paid-in-kind units, occurred on August 8, 2019.

CCLP Bank Credit Facility. All the obligations of CCLP and two of its wholly owned subsidiaries (collectively the "CCLP Borrowers") under the CCLP Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The CCLP Credit Agreement, as amended, includes a maximum credit commitment of $50.0 million which is available for loans, letters of credit (with a sublimit of $25.0 million), and swingline loans (with a sublimit of $5.0 million), subject to a borrowing base to be determined by reference to the value of accounts receivable and certain inventory of the CCLP Borrowers. Such maximum credit commitment may be increased by $25.0 million in accordance with the terms and conditions of the CCLP Credit Agreement. As of March 31, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $20.4 million.

The CCLP Borrowers may borrow funds under the CCLP Credit Agreement to pay fees and expenses related to the CCLP Credit Agreement and for the CCLP Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the CCLP Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the CCLP Credit Agreement is June 29, 2023. As of March 31, 2020, CCLP had a $3.0 million outstanding balance and had $3.0 million in letters of credit against the CCLP Credit Agreement. As of May 5, 2020, CCLP has $6.7 million balance outstanding under the CCLP Credit Agreement and $2.7 million in letters of credit, resulting in $16.1 million of availability. The amounts the CCLP Borrowers may borrow under the CCLP Credit Agreement are derived from CCLP’s accounts receivable and certain inventory. Decreases in the amount of CCLP’s accounts receivable and the value of its inventory would result in reduced borrowing availability under the CCLP Credit Agreement. The CCLP Borrowers are in discussions with the lenders under the CCLP Credit Agreement regarding a potential amendment that would permit the CCLP Borrowers to incur second-priority liens on collateral pledged under the CLLP Senior Secured Notes. This amendment will be entered into if the exchange offer discussed below is completed. We anticipate the terms of the amendment to the CCLP Credit Agreement may include, among other items, the inclusion of a $5.0 million reserve which would result in reduced borrowing availability. We can provide no assurance the amendment will be entered into or what its final terms might be.

CCLP Senior Secured Notes. As of May 5, 2020, $350.0 million in aggregate principal amount was outstanding. The CCLP Senior Secured Notes accrue interest at a rate of 7.50% per annum and are scheduled to mature on April 1, 2025.

CCLP Senior Notes. As of May 5, 2020, $295.9 million in aggregate principal amount was outstanding. The CCLP Senior Notes accrue interest at a rate of 7.25% per annum and are scheduled to mature on August 15, 2022.

On April 17, 2020, CCLP announced the commencement of an offer (the "Exchange Offer") to certain eligible noteholders ("Eligible Holders") to exchange any and all of their outstanding CCLP Senior Notes due 2022 (the “Unsecured Notes”) for newly issued CCLP 7.50% Senior Secured First Lien Notes due 2025 and CCLP 7.25% Senior Secured Second Lien Notes due 2027. In conjunction with the offer, consents are being solicited from Eligible Holders to eliminate substantially all restrictive covenants and certain of the default provisions in the indenture governing the Unsecured Notes. On May 1, 2020, CCLP extended the early tender time for the Exchange Offer from 5:00 p.m., New York City time, on April 30, 2020 to 11:59 p.m., New York City time, on May 14, 2020 (which is the expiration time of the Exchange Offer), unless extended or earlier terminated by CCLP. Eligible Holders that validly tender and do not validly withdraw their Unsecured Notes in the exchange offer prior to the Expiration Time will receive $700 in principal amount of new CCLP 7.50% Senior Secured First Lien Notes or, as applicable and subject to proration, $750 principal amount of CCLP 7.25% Senior Secured Second Lien Notes for each $1,000 principal amount of Unsecured Notes tendered. CCLP can terminate, withdraw, amend or extend the Exchange Offer at any time, subject to applicable law. There can be no assurance that the Exchange Offer will be completed.

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

The Second Amended and Restated Partnership Agreement of CCLP requires that within 45 days after the end of each quarter, CCLP distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the three months ended March 31, 2020, CCLP distributed $0.5 million in cash, including $0.3 million to its public unitholders. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt service requirements. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit going forward.

Off Balance Sheet Arrangements

As of March 31, 2020, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

Contingencies of Discontinued Operations

    In early 2018, we closed the Maritech Asset Purchase and Sale Agreement with Orinoco Natural Resources, LLC ("Orinoco") that provided for the purchase by Orinoco of Maritech's remaining oil and gas properties and related assets. Shortly thereafter, we closed the Maritech Membership Interest Purchase and Sale Agreement with Orinoco that provided for the purchase by Orinoco of all of the outstanding membership interests in Maritech. As a result of these transactions, we have effectively exited the business of our former Maritech segment.

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

Pursuant to a Bonding Agreement entered into as part of these transactions (the "Bonding Agreement"), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace, within 90 days following the closing, the Initial Bonds with other non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million (collectively, the “Interim Replacement Bonds”). Orinoco further agreed to replace, within 180 days following the closing, the Interim Replacement Bonds with a maximum of three non-revocable performance bonds in the aggregate sum of $47.0 million, meeting certain requirements (the “Final Bonds”). Among the other requirements of the Final Bonds was that they must provide coverage for all of the asset retirement obligations of Maritech instead of only relating to specific properties. In the event Orinoco did not provide the Interim Replacement Bonds or the Final Bonds, Orinoco was required to make certain cash escrow payments to us.

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

     In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.5 million were payable to us. At the end of August 2019, Epic Companies filed for bankruptcy. We recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and the certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 but neither Epic nor the Clarkes made the required payment. Upon the default by Epic and the Clarkes, we filed a lawsuit against the Clarkes on January 15, 2020 in Montgomery County, Texas for breach of the Clarke Promissory Note Guaranty Agreement, seeking the amounts due under the Epic Promissory Note and related interest, as well as attorneys’ fees and expenses. The Clarkes each filed an answer and counterclaims for fraud and negligent misrepresentation and seek monetary damages in excess of $1 million, punitive damages, and attorneys’ fees. We will vigorously prosecute our claim and defend against the claims by the Clarkes.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our consolidated contractual cash obligations as of March 31, 2020:

	Payments Due
	Total	2020	2021	2022	2023	2024	Thereafter
	(In Thousands)
Long-term debt - TETRA	$221,500	$—	$—	$—	$1,000	$—	$220,500
Long-term debt - CCLP	649,430	—	—	295,930	3,500	—	350,000
Interest on debt - TETRA	95,794	13,106	17,474	17,474	17,435	17,317	12,988
Interest on debt - CCLP	185,387	35,779	47,705	40,593	26,310	26,250	8,750
Purchase obligations	92,569	7,144	9,525	9,525	9,525	9,525	47,325
Asset retirement obligations(1)	12,878	—	—	—	—	—	12,878
Operating leases	117,891	19,961	22,092	18,422	14,776	12,372	30,268
Total contractual cash obligations(2)	$1,375,449	$75,990	$96,796	$381,944	$72,546	$65,464	$682,709

(1)	We have estimated the timing of these payments for asset retirement obligation liabilities based upon our plans. The amounts shown represent the discounted obligation as of March 31, 2020.

(2)
Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $0.4 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements.

For additional information about our contractual obligations as of December 31, 2019, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report on Form 10-K.
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

Such forward-looking statements reflect our current views with respect to future events and financial performance and are based on assumptions that we believe to be reasonable, but such forward-looking statements are subject to numerous risks, and uncertainties, including, but not limited to:

•	economic and operating conditions that are outside of our control, including the trading price of our common stock;

•
the current significant surplus in the supply of oil and the ability of the OPEC and other oil producing nations to agree on and comply with supply limitations; the duration and magnitude of the unprecedented disruption in the oil and gas industry currently, which is negatively impacting our business;

•	the availability of adequate sources of capital to us;

•	expected customer drilling activity and capital spending for 2020 and 2021 and projections concerning our business activities

•	the levels of competition we encounter;

•	the planned closures of our El Dorado plant and CCLP’s Midland facility;

•	the availability of raw materials and labor at reasonable prices;

•	risks related to acquisitions and our growth strategy;

•	restrictions under our debt agreements and the consequences of any failure to comply with debt covenants;

•	the effect and results of litigation, regulatory matters, settlements, audits, assessments, and contingencies;

•	risks related to our foreign operations;

•	information technology risks including the risk of cyberattack;

•	the severity and duration of the COVID-19 pandemic and related economic repercussions and the resulting negative impact on the demand for oil and gas;

•
operational challenges relating to the COVID-19 pandemic and efforts to mitigate the spread of the virus, including logistical challenges, protecting the health and well-being of our employees, remote work arrangements, performance of contracts, and supply chain disruptions;

•	other global or national health concerns, and

•
other risks and uncertainties under “Item 1A. Risk Factors” in our 2019 Annual Report, and as included in our other filings with the SEC, which are available free of charge on the SEC website at www.sec.gov.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors.

The statements in this section describe the known material risks to our business and should be considered carefully. We have described in the 2019 Annual Report significant risk factors and periodically update those risks for material developments. Provided below is an update to our risk factors as previously disclosed in the 2019 Annual Report.

The COVID-19 pandemic and oversupply of oil from OPEC+ has materially reduced demand for our products and services, and has had, and may continue to have, a significant adverse impact on our financial condition and results of operations.

The COVID-19 pandemic and subsequent mitigation efforts and disagreements between OPEC+ regarding limits of production of oil have added significant volatility and uncertainty in the oil and gas industry. At the outset of the pandemic, OPEC and the other oil producing nations were unable to reach an agreement on production levels for crude oil, which led both Russia and Saudi Arabia to substantially increase production. This, combined with an unprecedented decline in oil demand due to the COVID-19 pandemic, resulted in global oil markets being oversupplied. On April 12th, OPEC and the other oil producing nations reached an agreement to limit production through the end of June, although there still appears to be a large demand/supply imbalance. Despite the OPEC+ agreement to cut production, downward pressure on oil and natural gas prices remains and could continue for the foreseeable future. The collapse in the demand for oil caused by this unprecedented global health and economic crisis has had, and is reasonably likely to continue to have, a negative impact on the demand for our products and services. The decline in demand for our products and services has had, and is likely to continue to have, a negative impact on our financial condition and results of operations.

While the full impact of the COVID-19 pandemic is not yet known, we are closely monitoring the effects of the pandemic on our customers, our suppliers, our operations, and our employees. These effects have included, and may continue to include, declining revenue, disruptions to our operations, including customers canceling orders and returning our equipment early, customer shutdowns of oil and gas production activities, employee impacts from illness, school closures and other community response measures, and temporary closures of our facilities or the facilities of our customers and suppliers.

The extent to which our financial and operating results are negatively impacted by the COVID-19 pandemic and oversupplied oil markets will depend on various factors beyond our control, such as the duration and severity of the pandemic, additional measures taken by governments and our customers and suppliers in response to the pandemic, and the speed and effectiveness of mitigation efforts taken to combat the virus. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

If we cannot meet the continued listing requirements of the New York Stock Exchange (the “NYSE”), the NYSE may delist our common stock.

On March 26, 2020, we were notified by the New York Stock Exchange (the “NYSE”) that the average closing price of the TETRA’s common stock over the prior 30 consecutive trading day period was below $1.00 per share, which is the minimum average closing price per share required to maintain listing on the NYSE under Section 802.01C of the NYSE Listed Company Manual (“Section 802.01C”). We have a period of six months following receipt of the NYSE’s notice to regain compliance with the NYSE’s minimum share price requirement, during which time our shares continue to be listed and traded on the NYSE, subject to our compliance with other continued listing standards.

On April 20, 2020, the NYSE announced a rule change providing relief to listed companies that, due to market conditions resulting from the impact of the COVID-19 pandemic, have fallen out of compliance with certain of the NYSE’s continued listing standards. The NYSE has tolled the compliance period from April 20, 2020 through June 30, 2020, which has the effect of extending the available cure period. The cure period will recommence on July 1, 2020. If we fail to regain compliance with Section 802.01C by December 5, 2020, which is the end of our extended cure period, our shares will be subject to the NYSE’s suspension and delisting procedures. If necessary to regain compliance with NYSE listing standards, we may, subject to approval of our board of directors and stockholders, implement a reverse stock split. A delisting of our shares from the NYSE could negatively impact us by, among other things, reducing the liquidity and market price of our shares, reducing the number of investors willing to hold or acquire our shares, limiting our ability to issue securities or obtain financing in the future, and limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby restricting our ability to access the public capital markets.

In addition, the NYSE has other continued listing criteria that we are at risk of violating. For example, continued declines in the market price of our shares could result in a delisting under the NYSE’s “abnormally low selling price” criteria, which the NYSE typically views to be a trading price of less than $0.16 per share, or its minimum average market capitalization requirement of $15.0 million. The NYSE has suspended through June 30, 2020 its rule that would immediately begin delisting procedures against companies with an average global market capitalization of under $15 million over a 30-trading day period. There are no assurances that suspension will be extended. On May 5, 2020, the trading price of our common stock closed at $0.55 per share and our market capitalization was $69.2 million.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
January 1 – January 31, 2020	—		$—	—	$14,327,000
February 1 – February 29, 2020	73,436	(2)	1.22	—	14,327,000
March 1 – March 31, 2020	—		—	—	14,327,000
Total	73,436			—	$14,327,000

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

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three month periods ended March 31, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2020 and 2019; (iii) Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iv) Consolidated Statements of Cash Flows for the three month periods ended March 31, 2020 and 2019; and (v) Notes to Consolidated Financial Statements for the three months ended March 31, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	May 7, 2020	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Chief Executive Officer

Date:	May 7, 2020	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	May 7, 2020	By:	/s/Richard D. O'Brien
Richard D. O'Brien
Vice President – Finance and Global Controller
Principal Accounting Officer