Form 10-Q
period 2020-06-30
TETRA TECHNOLOGIES INC
filed 2020-08-07
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or
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

 As of August 6, 2020, there were 125,838,030 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Product sales	$98,173	$135,350	$183,206	$227,131
Services	94,268	153,446	232,177	305,393
Total revenues	192,441	288,796	415,383	532,524
Cost of revenues:
Cost of product sales	75,004	108,253	133,971	182,841
Cost of services	58,888	98,049	148,615	200,205
Depreciation, amortization, and accretion	29,842	31,817	59,302	62,445
Impairments and other charges	8,977	2,311	14,348	2,457
Insurance recoveries	(591)	—	(591)	—
Total cost of revenues	172,120	240,430	355,645	447,948
Gross profit	20,321	48,366	59,738	84,576
General and administrative expense	34,014	36,295	64,551	70,572
Interest expense, net	17,586	18,529	35,442	36,908
Warrants fair value adjustment (income) expense	11	(1,520)	(327)	(1,113)
CCLP Series A Preferred Units fair value adjustment (income) expense	—	146	—	1,309
Other (income) expense, net	3,839	627	4,278	(324)
Loss before taxes and discontinued operations	(35,129)	(5,711)	(44,206)	(22,776)
Provision for income taxes	2,001	2,490	3,155	4,099
Loss before discontinued operations	(37,130)	(8,201)	(47,361)	(26,875)
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	163	(345)	18	(771)
Net loss	(36,967)	(8,546)	(47,343)	(27,646)
Less: loss attributable to noncontrolling interest	15,712	1,633	24,537	9,895
Net loss attributable to TETRA stockholders	$(21,255)	$(6,913)	$(22,806)	$(17,751)
Basic net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.17)	$(0.06)	$(0.18)	$(0.13)
Income (loss) from discontinued operations attributable to TETRA stockholders	$0.00	$0.00	$0.00	$(0.01)
Net loss attributable to TETRA stockholders	$(0.17)	$(0.06)	$(0.18)	$(0.14)
Average shares outstanding	125,886	125,612	125,736	125,646
Diluted net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.17)	$(0.06)	$(0.18)	$(0.13)
Income (loss) from discontinued operations attributable to TETRA stockholders	$0.00	$0.00	$0.00	$(0.01)
Net loss attributable to TETRA stockholders	$(0.17)	$(0.06)	$(0.18)	$(0.14)
Average diluted shares outstanding	125,886	125,612	125,736	125,646

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(36,967)	$(8,546)	$(47,343)	$(27,646)
Foreign currency translation adjustment, net of taxes of $0 in 2020 and 2019	1,095	848	(5,372)	442
Comprehensive loss	(35,872)	(7,698)	(52,715)	(27,204)
Less: Comprehensive loss attributable to noncontrolling interest	15,597	1,550	24,651	9,636
Comprehensive loss attributable to TETRA stockholders	$(20,275)	$(6,148)	$(28,064)	$(17,568)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,722	$17,704
Restricted cash	58	64
Trade accounts receivable, net of allowances of $10,223 in 2020 and $5,262 in 2019	114,306	175,918
Inventories	115,506	136,510
Prepaid expenses and other current assets	22,395	21,158
Total current assets	308,987	351,354
Property, plant, and equipment:
Land and building	57,766	60,586
Machinery and equipment	1,356,238	1,335,157
Automobiles and trucks	27,350	31,681
Chemical plants	58,990	57,692
Construction in progress	9,869	34,393
Total property, plant, and equipment	1,510,213	1,519,509
Less accumulated depreciation	(796,629)	(760,872)
Net property, plant, and equipment	713,584	758,637
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $91,458 in 2020 and $88,422 in 2019	70,175	74,199
Deferred tax assets, net	41	24
Operating lease right-of-use assets	75,524	68,131
Other assets	20,283	19,577
Total other assets	166,023	161,931
Total assets	$1,188,594	$1,271,922

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$52,423	$88,917
Unearned income	13,127	9,831
Accrued liabilities and other	79,904	87,877
Liabilities of discontinued operations	1,873	2,098
Total current liabilities	147,327	188,723
Long-term debt, net	843,292	842,871
Deferred income taxes	3,245	2,988
Asset retirement obligations	12,862	12,762
Warrants liability	123	449
Operating lease liabilities	60,693	53,919
Other liabilities	8,366	7,384
Total long-term liabilities	928,581	920,373
Commitments and contingencies
Equity:
TETRA stockholders' equity:
Common stock, par value $0.01 per share; 250,000,000 shares authorized at June 30, 2020 and December 31, 2019; 128,773,914 shares issued at June 30, 2020 and 128,304,354 shares issued at December 31, 2019	1,288	1,283
Additional paid-in capital	469,777	466,959
Treasury stock, at cost; 2,908,217 shares held at June 30, 2020, and 2,823,191 shares held at December 31, 2019	(19,434)	(19,164)
Accumulated other comprehensive income (loss)	(57,441)	(52,183)
Retained deficit	(385,328)	(362,522)
Total TETRA stockholders' equity	8,862	34,373
Noncontrolling interests	103,824	128,453
Total equity	112,686	162,826
Total liabilities and equity	$1,188,594	$1,271,922

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2019	$1,283	$466,959	$(19,164)	$(52,183)	$(362,522)	$128,453	$162,826
Net loss for first quarter 2020	—	—	—	—	(1,551)	(8,825)	(10,376)
Translation adjustment, net of taxes of $0	—	—	—	(6,238)	—	(229)	(6,467)
Comprehensive loss	—	—	—	—	—	—	(16,843)
Distributions to public unitholders	—	—	—	—	—	(309)	(309)
Equity award activity	4	—	—	—	—	—	4
Treasury stock activity, net	—	—	(89)	—	—	—	(89)
Equity compensation expense	—	1,145	—	—	—	228	1,373
Other	—	(16)	—	—	—	(15)	(31)
Balance at March 31, 2020	$1,287	$468,088	$(19,253)	$(58,421)	$(364,073)	$119,303	$146,931
Net loss for second quarter 2020	—	—	—	—	(21,255)	(15,712)	(36,967)
Translation adjustment, net of taxes of $0	—	—	—	980	—	115	1,095
Comprehensive loss	—	—	—	—	—	—	(35,872)
Distributions to public unitholders	—	—	—	—	—	(311)	(311)
Equity award activity	1	—	—	—	—	—	1
Treasury stock activity, net	—	—	(181)	—	—	—	(181)
Equity compensation expense	—	1,685	—	—	—	449	2,134
Other	—	4	—	—	—	(20)	(16)
Balance at June 30, 2020	$1,288	$469,777	$(19,434)	$(57,441)	$(385,328)	$103,824	$112,686

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2018	$1,285	$460,680	$(18,950)	$(51,663)	$(217,952)	$139,349	$312,749
Net loss for first quarter 2019	—	—	—	—	(10,838)	(8,262)	(19,100)
Translation adjustment, net of taxes of $0	—	—	—	(582)	—	176	(406)
Comprehensive loss	—	—	—	—	—	—	(19,506)
Distributions to public unitholders	—	—	—	—	—	(307)	(307)
Equity award activity	(1)	—	—	—	—	—	(1)
Treasury stock activity, net	—	—	(155)	—	—	—	(155)
Equity compensation expense	—	1,628	—	—	—	311	1,939
Conversions of CCLP Series A Preferred	—	—	—	—	—	2,539	2,539
Cumulative effect adjustment	—	—	—	—	2,843	—	2,843
Other	—	(67)	—	—	—	76	9
Balance at March 31, 2019	$1,284	$462,241	$(19,105)	$(52,245)	$(225,947)	$133,882	$300,110
Net loss for second quarter 2019	—	—	—	—	(6,913)	(1,633)	(8,546)
Translation adjustment, net of taxes of $0	—	—	—	765	—	83	848
Comprehensive loss	—	—	—	—	—	—	(7,698)
Distributions to public unitholders	—	—	—	—	—	(308)	(308)
Treasury stock activity, net	—	—	(11)	—	—	—	(11)
Equity compensation expense	—	2,100	—	—	—	567	2,667
Other	—	(36)	—	—	—	(33)	(69)
Balance at June 30, 2019	$1,284	$464,305	$(19,116)	$(51,480)	$(232,860)	$132,558	$294,691

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(47,343)	$(27,646)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	59,302	62,445
Impairment and other charges	14,348	2,457
Benefit for deferred income taxes	467	550
Equity-based compensation expense	2,896	4,932
Provision for doubtful accounts	5,504	922
Amortization and expense of financing costs	2,755	2,644
Insurance recoveries associated with damaged equipment	(591)	—
Equipment received in lieu of cash	725	—
Debt exchange expenses	4,754	—
CCLP Series A Preferred Unit distributions and adjustments	—	3,178
Warrants fair value adjustment	(326)	(1,113)
Contingent consideration liability fair value adjustment	—	(800)
Gain on sale of assets	(2,019)	(872)
Changes in operating assets and liabilities:
Accounts receivable	54,827	(7,075)
Inventories	10,733	(92)
Prepaid expenses and other current assets	(3,038)	(4,327)
Trade accounts payable and accrued expenses	(42,853)	4,766
Other	246	(1,592)
Net cash provided by operating activities	60,387	38,377
Investing activities:
Purchases of property, plant, and equipment, net	(19,608)	(60,604)
Acquisition of businesses, net of cash acquired	—	(11,417)
Proceeds on sale of property, plant, and equipment	5,311	1,214
Insurance recoveries associated with damaged equipment	591	—
Other investing activities	(357)	(447)
Net cash used in investing activities	(14,063)	(71,254)
Financing activities:
Proceeds from long-term debt	338,343	194,090
Principal payments on long-term debt	(341,364)	(154,217)
CCLP distributions	(620)	(615)
Redemptions of CCLP Series A Preferred	—	(19,760)
Tax remittances on equity based compensation	(341)	(458)
Debt issuance costs and other financing activities	(2,504)	(325)
Net cash provided by (used in) financing activities	(6,486)	18,715
Effect of exchange rate changes on cash	(826)	105
Increase (decrease) in cash and cash equivalents	39,012	(14,057)
Cash and cash equivalents and restricted cash at beginning of period	17,768	40,102
Cash and cash equivalents and restricted cash at end of period	$56,780	$26,045

Supplemental cash flow information:
Interest paid	$35,127	$33,449
Income taxes paid	2,195	4,501
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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended June 30, 2020 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2020.

We consolidate the financial statements of our CSI Compressco LP subsidiary ("CCLP") as part of our Compression Division, as we determined that CCLP is a variable interest entity and we are the primary beneficiary. We control the financial interests of CCLP and have the ability to direct the activities of CCLP that most significantly impact its economic performance through our ownership of its general partner. The share of CCLP net assets and earnings that is not owned by us is presented as noncontrolling interest in our consolidated financial statements. Our cash flows from our investment in CCLP are limited to the quarterly distributions we receive on our CCLP common units and general partner interest (including incentive distribution rights) and the amounts collected for services we perform on behalf of CCLP, as TETRA's capital structure and CCLP's capital structure are separate, and do not include cross default provisions or cross guarantees.

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

Significant Accounting Policies

Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the second quarter of 2020.

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

Assets Held for Sale

As of June 30, 2020, we had $2.6 million in net book value of compressor equipment classified as held for sale within net property, plant, and equipment on our consolidated balance sheets. For further details of the impairment recorded to adjust the net book value to fair value upon this classification, see Note 3 - Impairments and Other Charges below.

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

Foreign Currency Translation

We have designated the euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other

(income) expense, net and totaled $0.4 million and $2.3 million during the three and six months ended June 30, 2020, respectively, and $0.8 million and $(0.5) million during the three and six months ended June 30, 2019, respectively.

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

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

As of June 30, 2020, we had $50.0 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of June 30, 2020 for completion of performance obligations of compression service contracts are as follows:

	2020	2021	2022	2023	2024	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$35,385	$12,735	$1,807	$62	$46	$50,035

For sales of CBFs where we have agreed to issue credits for the repurchase of reclaimable used fluids at an agreed price based on the condition of the fluid upon return, we adjust the revenue recognized in the period of shipment by an estimated amount, based on historical experience, of the credit expected to be issued. As of June 30, 2020, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $1.5 million recorded in inventory (right of return asset) and either accounts payable or as a reduction to accounts receivable. There were no material differences between amounts recognized during the three and six month period ended June 30, 2020, compared to estimates made in a prior period from these variable consideration arrangements.

Our contract asset balances, primarily associated with customer documentation requirements, were $19.4 million and $34.9 million as of June 30, 2020 and December 31, 2019, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

Collections primarily associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Unearned Income, beginning of period	$9,678	$25,333
Additional unearned income	32,834	84,456
Revenue recognized	(29,881)	(78,119)
Unearned income, end of period	$12,631	$31,670

During the six month period ended June 30, 2020, we recognized product sales revenue of $5.9 million from unearned income that was deferred as of December 31, 2019. During the six months ended June 30, 2019, we recognized product sales revenue of $19.1 million from unearned income that was deferred as of December 31, 2018.

As of June 30, 2020, contract costs were immaterial.

We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note 11. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Completion Fluids & Products
U.S.	32,102	37,536	$70,060	$69,142
International	39,244	42,231	76,523	72,206
	71,346	79,767	146,583	141,348
Water & Flowback Services
U.S.	22,866	68,412	77,250	141,611
International	1,857	4,712	4,940	10,191
	24,723	73,124	82,190	151,802
Compression
U.S.	88,583	126,122	169,183	219,638
International	7,789	9,783	17,427	19,736
	96,372	135,905	186,610	239,374
Total Revenue
U.S.	143,551	232,070	316,493	430,391
International	48,890	56,726	98,890	102,133
	192,441	288,796	$415,383	$532,524

NOTE 3 – IMPAIRMENTS AND OTHER CHARGES

Impairments of Long-Lived Assets

During the first half of 2020, the COVID-19 pandemic and decline in oil and gas prices had a significant impact on our customers and industry. These events led to a significant reduction in the operations of our customers resulting in a decrease in demand in certain of our service lines.

During the first quarter of 2020, we started to see our customers revise their capital budgets downwards and adjust their operations accordingly, which led to a decline in orders for new compression equipment to be fabricated and sold to third parties. We concluded that these events were indicators of impairment for all our asset groups within our Compression Division and certain asset groups within our Completion Fluids & Products Division. We performed recoverability analyses on the relevant asset groups within these divisions. Based upon these recoverability analyses, we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory in our Compression Division exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.4 million related to these assets. Fair value was estimated based on a market approach.

During the second quarter of 2020, primarily as a result of continued negative impacts on our compression fleet associated with the COVID-19 pandemic and declines in oil and gas prices, our Compression Division recorded impairments and other charges of approximately $9.0 million associated with non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services. Fair value used to determine impairments was estimated based on a market approach. Given the dynamic nature of the events, we are not able to reasonably estimate how long our operations will be adversely impacted and the full impact these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments.

NOTE 4 – INVENTORIES

Components of inventories as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
	(In Thousands)
Finished goods	$63,952	$70,135
Raw materials	4,030	4,125
Parts and supplies	35,814	47,793
Work in progress	11,710	14,457
Total inventories	$115,506	$136,510

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Work in progress inventory consists primarily of new compressor packages located at our Compression Division manufacturing facility in Midland, Texas.
NOTE 5 – LEASES

We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain storage tanks and equipment rentals. These finance leases are not material to our financial statements. Our leases have remaining lease terms ranging from 1 to 16 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs. During the fourth quarter of 2019, CCLP entered into a lease agreement commitment for 14 compressor packages. The leases are for an initial term of seven years and commence upon the completion of the equipment fabrication. During the first quarter, CCLP took delivery of eight compressor packages. During the second quarter, CCLP took delivery of the remaining six compressor packages. We have no other lease commitments that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Variable rent expense was not material.

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

Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Operating lease expense	$5,319	$4,987	$10,467	$10,031
Short-term lease expense	5,423	9,552	14,853	20,713
Total lease expense	$10,742	$14,539	$25,320	$30,744

Supplemental cash flow information:

	Six Months Ended June 30,
	2020	2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$12,065	$9,398

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$17,069	$4,881

Supplemental balance sheet information:

	June 30, 2020	December 31, 2019
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$75,524	$68,131

Accrued liabilities and other	$16,402	$15,850
Operating lease liabilities	60,693	53,919
Total operating lease liabilities	$77,095	$69,769

Additional operating lease information:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	6.36 Years	6.43 Years

Weighted average discount rate:
Operating leases	9.74%	9.46%

Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with terms in excess of one year consist of the following at June 30, 2020:

Operating Leases
(In Thousands)

Remainder of 2020	$11,662
2021	20,294
2022	16,684
2023	13,026
2024	11,505
Thereafter	32,611
Total lease payments	105,782
Less imputed interest	(28,687)
Total lease liabilities	$77,095

At June 30, 2020, future minimum rental receipts under a non-cancellable sublease for office space in one of our locations totaled $5.3 million. For the three and six months ended June 30, 2020, we recognized sublease income of $0.3 million and $0.6 million.

NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

We believe our capital structure, excluding CCLP, ("TETRA") and CCLP's capital structure should be considered separately, as there are no cross default provisions or cross guarantees between CCLP's debt and TETRA's debt.

Consolidated long-term debt as of June 30, 2020 and December 31, 2019, consists of the following:

		June 30, 2020	December 31, 2019
		(In Thousands)
TETRA	Scheduled Maturity
Asset-based credit agreement (presented net of unamortized deferred financing costs of $0 million as of June 30, 2020 and $1.0 million as of December 31, 2019)	September 2023	$—	$—
Term credit agreement (presented net of the unamortized discount of $6 million as of June 30, 2020 and $6.4 million as of December 31, 2019 and net of unamortized deferred financing costs of $8.8 million as of June 30, 2020 and $9.5 million as of December 31, 2019)	September 2025	205,713	204,633
TETRA total debt		205,713	204,633
Less current portion		—	—
TETRA total long-term debt		$205,713	$204,633

CCLP
CCLP asset-based credit agreement (presented net of unamortized deferred financing costs of $0.7 million as of June 30, 2020 and $0.9 million of December 31, 2019)	June 2023	746	2,622
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $0.4 million as of June 30, 2020 and $1.7 million as of December 31, 2019 and net of unamortized deferred financing costs of $0.6 million as of June 30, 2020 and $2.8 million as of December 31, 2019)	August 2022	79,745	291,444
CCLP 7.50% First Lien Notes (presented net of unamortized deferred financing costs of $5.7 million as of June 30, 2020 and $5.8 million as of December 31, 2019, net of the unamortized discount of $0.2 million as of June 30, 2020, and net of deferred restructuring gain of $5.6 million as of June 30, 2020)	April 2025	399,613	344,172
CCLP 10.00%/10.75% Second Lien Notes (presented net of the unamortized discount of $0.8 million as of June 30, 2020, net of unamortized deferred financing costs of $1.3 million as of June 30, 2020, and net of deferred restructuring gain of $4 million as of June 30, 2020)	April 2026	157,475	—
CCLP total debt		637,579	638,238
Less current portion		—	—
CCLP total long-term debt		$637,579	$638,238
Consolidated total long-term debt		$843,292	$842,871

As of June 30, 2020, TETRA had no outstanding balance and $6.4 million in letters of credit against its asset-based credit agreement ("ABL Credit Agreement"). Because there was no outstanding balance on this Credit Agreement, associated deferred financing costs of $1.2 million as of June 30, 2020, were classified as other long-term assets on the accompanying consolidated balance sheet. As of June 30, 2020, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, TETRA had an availability of $37.1 million under this agreement. There was a $1.5 million balance outstanding and $2.8 million in letters of credit against the CCLP asset-based credit agreement ("CCLP Credit Agreement") as of June 30, 2020. As of June 30, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the CCLP Credit Agreement that may limit borrowings, CCLP had availability of $12.3 million.

TETRA and CCLP credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. TETRA and CCLP are both in compliance with all covenants of their respective credit and senior note agreements as of June 30, 2020.

Second Amendment to Credit Agreement

On June 11, 2020, CSI Compressco, LP and CSI Compressco Sub Inc (the “Borrowers”) entered into the Second Amendment to Loan and Security Agreement (the “Amendment”) amending the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer (“Administrative Agent”), and the other lenders and loan parties party thereto. The Amendment provided for changes and modifications to the Credit Agreement which include, among other things, changes to certain terms of the Credit Agreement as follows: (i) resizing of the maximum credit commitment under the Credit Agreement from $50,000,000 to $35,000,000; (ii) the inclusion of a $5,000,000 reserve with respect to the Borrowing Base (as defined in the Credit Agreement) thereunder, which would result in reduced borrowing availability; (iii) the removal of the financial covenant compliance test with respect to the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement); (iv) an increase in the applicable margin related to (x) LIBOR Rate Loans (as defined in the Credit Agreement) to a range between 3.00% and 3.50% and (y) Base Rate Loans (as defined in the Credit Agreement) to a range between 2.00% and 2.50%, in each case, which shall be determined according to average daily excess availability under the Credit Agreement; and (v) an increase in the rate used to calculate the commitment fee in respect of the unutilized commitments under the Credit Agreement to 0.50%. In connection to this amendment, $0.2 million of financing costs were incurred by CCLP and deferred against the carrying value of the amount outstanding, if any. Additionally, $0.2 million of financing fees were charged to other (income) expense, net during the three month period ended June 30, 2020.

First Supplemental Indenture for the Old Notes

On June 11, 2020, CSI Compressco, LP and CSI Compressco Finance Inc. (the "Issuers") announced that they had accepted for exchange $215,208,000, or approximately 72.7%, of their outstanding 7.25% Senior Notes due 2022 (the "Old Notes") that were validly tendered (and not validly withdrawn) by 11:59 p.m., New York City time, on June 10, 2020, for (i) $50,000,000 of the Issuers' 7.50% Senior Secured First Lien Notes due 2025 (the "7.50% First Lien Notes") and (ii) $155,529,000 aggregate principal amount of new 10.00%/10.75% Senior Secured Second Lien Notes due 2026 (the "10.00%/10.75% Second Lien Notes" and, together with the 7.50% First Lien Notes, the "New Notes"), pursuant to its previously announced exchange offer and consent solicitation (the "Exchange Offer"), which commenced on April 17, 2020. In connection with the exchange offer, CCLP incurred financing fees of $4.8 million which were charged to other (income) expense, net during the three month period ended June 30, 2020.

On June 12, 2020, following receipt of the requisite consents of the holders of the Old Notes, the Issuers entered into the First Supplemental Indenture (the "First Supplemental Indenture"), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of August 4, 2014 (the "Unsecured Indenture"), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

The First Supplemental Indenture eliminated substantially all of the restrictive covenants and certain of the default provisions in the Unsecured Indenture and became operative upon the consummation by the Issuers of the Exchange Offer.

On June 12, 2020, the Issuers issued $50,000,000 in aggregate principal amount of New First Lien Notes to certain holders of the Old Notes pursuant to the terms of the Exchange Offer. In March 2018, the Issuers had issued $350,000,000 in aggregate principal amount of 7.50% Senior Secured Notes due 2025 (the
"Existing First Lien Notes" and, together with the New First Lien Notes, the "7.50% First Lien Notes") pursuant to the First Lien Base Indenture. The New First Lien Notes were issued as "additional notes" under the First Lien Base Indenture and will be treated as a single class with such notes but will not trade fungibly with the Existing First Lien Notes.

Second Lien Notes Indenture

On June 12, 2020, the Issuers issued $155,529,000 in aggregate principal amount of the 10.00%/10.75% Second Lien Notes to certain holders of the Old Notes pursuant to the terms of the Exchange Offer. The Issuers issued the 10.00%/10.75% Second Lien Notes pursuant to an indenture, dated June 12, 2020 (the "Second Lien Notes Indenture"),by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (the "Second Lien Trustee"). In connection with the payment of PIK Interest (as defined below), if any, in respect of the 10.00%/10.75% Second Lien Notes, the Issuers will be entitled, without the consent of the Holders, to increase the outstanding aggregate principal amount of the 10.00%/10.75% Second Lien Notes or issue additional notes ("PIK notes") under the Second Lien Notes Indenture on the same terms and conditions as the 10.00%/10.75% Second Lien Notes offered hereby (each such increase or issuance, a "PIK Payment"). The Issuers may issue additional 10.00%/10.75% Second Lien Notes under the Second Lien Notes Indenture from time to time. Any issuance of additional 10.00%/10.75% Second Lien Notes (including PIK notes) is subject to all of the covenants in the Second Lien Notes Indenture. The 10.00%/10.75% Second Lien Notes and any additional 10.00%/10.75% Second Lien Notes subsequently issued under the indenture, will be treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. Subject to the making of PIK Payments, the Issuers will issue 10.00%/10.75% Second Lien Notes in denominations of $2,000 and integral multiples of $1,000 in excess of $2,000; provided that PIK Payments may result in 10.00%/10.75% Second Lien Notes being issued in denominations of $1.00 and integral multiples of $1.00. The 10.00%/10.75% Second Lien Notes will mature on April 1, 2026. Interest on the 10.00%/10.75% Second Lien Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2020. The Issuers will make each interest payment to the holders of record on March 15 and September 15 immediately preceding each interest payment date. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the "Cash Interest Rate") or (ii) 3.500% payable by increasing the principal amount of the outstanding 10.00%/10.75% Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the "PIK Interest"). In the absence of an interest payment election made by the Issuers as set forth above, interest on the notes will be payable as if the Issuers had elected to pay PIK Interest with respect to the portion of interest payable pursuant to clause (2) above.

The 10.00%/10.75% Second Lien Notes are jointly and severally, and fully and unconditionally, guaranteed (the "Guarantees") on a senior secured basis initially by each of the Partnership's domestic restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded domestic subsidiaries, the "Guarantors") and will be secured by a second-priority security interest in substantially all of the Issuers' and the Guarantors' assets (other than certain excluded assets) (the "Collateral") as collateral security for their obligations under the 10.00%/10.75% Second Lien Notes, subject to certain permitted encumbrances and exceptions. At any time prior to April 1, 2023, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 10.00%/10.75% Second Lien Notes issued under the Second Lien Notes Indenture at a redemption price of 110.000% of the principal amount of the 10.00%/10.75% Second Lien Notes, plus accrued and unpaid interest to the redemption date, with an amount of cash equal to the net cash proceeds of certain equity offerings. On or after April 1, 2023, the Issuers may redeem all or part of the 10.00%/10.75% Second Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 107.500% for the twelve month period beginning on April 1, 2023; (ii) 105.000% for the twelve-month period beginning on April 1, 2024 and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest up to, but not including, the redemption date. In addition, at any time prior to April 1, 2023, the Company may redeem all or a part of the 10.00%/10.75% Second Lien Notes at a redemption price equal to 100% of the principal amount of the 10.00%/10.75% Second Lien Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest up to, but not including, the redemption date.

The Second Lien Notes Indenture contains customary covenants restricting the Partnership's ability and the ability of its restricted subsidiaries to: (i) pay distributions on, purchase or redeem its common units or purchase or redeem its subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to the Partnership. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting the Partnership, subject to the satisfaction of certain conditions, to transfer assets to certain of its unrestricted subsidiaries. Moreover, if the 10.00%/10.75% Second Lien Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the 10.00%/10.75% Second Lien Notes Indenture, many of the restrictive covenants in the Second Lien Notes Indenture will be terminated. The Second Lien Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the Second Lien Notes Indenture, the Second Lien Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 10.00%/10.75% Second Lien Notes may declare all of the 10.00%/10.75% Second Lien Notes to be due and payable immediately.

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

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$—	$—	$—
Cost of revenues	(274)	—	(274)	—	—	—
Depreciation, amortization, and accretion	—	—	—	—	—	—
General and administrative expense	111	—	111	345	—	345
Other (income) expense, net	—	—	—	—	—	—
Pretax income (loss) from discontinued operations	163	—	163	(345)	—	(345)
Pretax Income (loss) on disposal of discontinued operations			—			—
Total pretax income (loss) from discontinued operations			163			(345)
Income tax provision (benefit)			—			—
Total income (loss) from discontinued operations			$163			$(345)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$—	$—	$—
Cost of revenues	(334)	—	(334)	22	—	22
Depreciation, amortization, and accretion	—	—	—	—	—	—
General and administrative expense	316	—	316	749	—	749
Other (income) expense, net	—	—	—	—	—	—
Pretax income (loss) from discontinued operations	18	—	18	(771)	—	(771)
Pretax income (loss) on disposal of discontinued operations			—			—
Total pretax income (loss) from discontinued operations			18			(771)
Income tax provision (benefit)			—			—
Total income (loss) from discontinued operations			$18			$(771)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	June 30, 2020			December 31, 2019
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$—	$—	$—	$—	$—	$—
Other current assets	—	—	—	—	—	—
Assets of discontinued operations	$—	$—	$—	$—	$—	$—

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,231	$—	$1,231	$1,233	$—	$1,233
Accrued liabilities	414	228	642	745	120	865
Liabilities of discontinued operations	$1,645	$228	$1,873	$1,978	$120	$2,098

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

     In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.5 million were payable to us. At the end of August 2019, Epic Companies filed for bankruptcy. We recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and the certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 but neither Epic nor the Clarkes made the required payment. Upon the default by Epic and the Clarkes, we filed a lawsuit against the Clarkes on January 15, 2020 in Montgomery County, Texas for breach of the Clarke Promissory Note Guaranty Agreement, seeking the amounts due under the Epic Promissory Note and related interest, as well as attorneys’ fees and expenses. The Clarkes each filed an answer and counterclaims for fraud and negligent misrepresentation and seek monetary damages in excess of $1 million, punitive damages, and attorneys’ fees. We have taken discovery from the Clarkes. Currently, the case is set for its first trial setting on October 19, 2020. We will vigorously prosecute our claim and defend against the claims by the Clarkes.
NOTE 9 – FAIR VALUE MEASUREMENTS

Financial Instruments

Warrants

The Warrants are valued using a Black Scholes option valuation model that includes implied volatility of the trading price (a Level 3 fair value measurement).

Derivative Contracts

We and CCLP each enter into short term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of June 30, 2020, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative Contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward purchase Euro	$9,000	1.14	7/2/2020
Forward sale Mexican peso	5,292	22.58	7/2/2020

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

The fair values of foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). The fair values of our and CCLP's foreign currency derivative contracts as of June 30, 2020 and December 31, 2019, are as follows:

Foreign currency derivative contracts	Balance Sheet Location	Fair Value at June 30, 2020	Fair Value at December 31, 2019
		(In Thousands)
Forward purchase contracts	Current assets	$95	$86
Forward sale contracts	Current liabilities	—	(53)
Forward purchase contracts	Current liabilities	(127)	(3)
Net asset (liability)		$(32)	$30

None of our foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and six months ended June 30, 2020, we recognized $0.1 million and $(0.9) million of net (gains) losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program. During the three and six months ended June 30, 2019, we recognized $0.2 million and $0.7 million of net (gains) losses, respectively, reflected in other (income) expense, net, associated with our foreign currency derivative program.

During the six months ended June 30, 2020, we recorded impairments of approximately $9.0 million, reflecting the decreased fair value for certain assets. The fair values used in these impairment calculations were estimated based on a market approach, which is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of June 30, 2020 and December 31, 2019, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Midland manufacturing facility and related assets	$19,646	$—	$—	$19,646
Non-core used compressor equipment held for sale	2,600	—		2,600
Warrants liability	(123)	—	—	(123)
Asset for foreign currency derivative contracts	95	—	95	—
Liability for foreign currency derivative contracts	(127)	—	(127)	—
Net asset	$22,091

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Warrants liability	$(449)	$—	$—	$(449)
Asset for foreign currency derivative contracts	86	—	86	—
Liability for foreign currency derivative contracts	(56)	—	(56)	—
Net liability	$(419)

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA's ABL Credit Agreement and Term Credit Agreement, and the CCLP Credit Agreement approximate their carrying amounts. The fair values of the publicly traded CCLP 7.25% Senior Notes at June 30, 2020 and December 31, 2019, were approximately $41.6 million and $266.0 million, respectively. Those fair values compare to the face amount of $80.7 million and 295.9 million at June 30, 2020 and December 31, 2019, respectively. The fair values of the CCLP 7.50% Senior Secured Notes at June 30, 2020 and December 31, 2019 were approximately $336.4 million and $344.8 million, respectively. These fair values compare to aggregate principal amount of such notes at June 30, 2020 and December 31, 2019, of $400.0 million and $350.0 million, respectively. The fair value of the CCLP 10.00%/10.75% Second Lien Notes at June 30, 2020 was approximately $96.8 million. This fair value compares to aggregate principal amount of such notes at June 30, 2020 of $155.5 million. We based the fair values of the CCLP 7.25% Senior Notes, the CCLP 7.50% Senior Secured Notes, and the CCLP 10.00%/10.75% Second Lien Notes as of June 30, 2020 on recent trades for these notes.
NOTE 10 – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Number of weighted average common shares outstanding	125,886	125,612	125,736	125,646
Assumed exercise of equity awards and warrants	—	—	—	—
Average diluted shares outstanding	125,886	125,612	125,736	125,646

For the three and six month periods ended June 30, 2020 and June 30, 2019, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three and six month period ended June 30, 2019, the calculation of diluted earnings per common share excludes the impact of the CSI Compressco LP Series A Convertible Preferred Units (the "CCLP Preferred Units"), as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.
NOTE 11 – INDUSTRY SEGMENTS

We manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression.

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$67,243	$72,806	$137,433	$130,134
Water & Flowback Services Division	8	367	33	731
Compression Division	30,922	62,177	45,740	96,266
Consolidated	$98,173	$135,350	$183,206	$227,131

Services
Completion Fluids & Products Division	$4,103	$6,961	$9,150	$11,214
Water & Flowback Services Division	24,715	72,757	82,157	151,071
Compression Division	65,450	73,728	140,870	143,108
Consolidated	$94,268	$153,446	$232,177	$305,393

Total revenues
Completion Fluids & Products Division	$71,346	$79,767	$146,583	$141,348
Water & Flowback Services Division	24,723	73,124	82,190	151,802
Compression Division	96,372	135,905	186,610	239,374
Interdivision eliminations	—	—	—	—
Consolidated	$192,441	$288,796	$415,383	$532,524

Income (loss) before taxes
Completion Fluids & Products Division	$13,202	$14,614	$32,598	$20,800
Water & Flowback Services Division	(8,418)	2,460	(10,662)	4,691
Compression Division	(23,006)	(3,483)	(35,796)	(11,284)
Interdivision eliminations	2	1	7	7
Corporate Overhead(1)	(16,909)	(19,303)	(30,353)	(36,990)
Consolidated	$(35,129)	$(5,711)	$(44,206)	$(22,776)

(1)	Amounts reflected include the following general corporate expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In Thousands)
General and administrative expense	$11,611	$14,350	$19,692	$26,439
Depreciation and amortization	175	172	372	340
Interest expense	4,749	5,696	10,204	11,038
Warrants fair value adjustment (income) expense	11	(1,520)	(327)	(1,113)
Other general corporate (income) expense, net	363	605	412	286
Total	$16,909	$19,303	$30,353	$36,990

NOTE 12 – SUBSEQUENT EVENTS

On July 2, 2020, we completed the previously announced sale of our Midland manufacturing facility for a total sale price of $17.0 million. In connection with the sale, we have entered into an agreement with the buyer that permits us to continue to operate the facility until the completion and sale of our remaining backlog, which we anticipate will be completed during the third quarter of 2020. While we will continue to operate the facility until the completion and sale of our remaining backlog, we no longer intend to fabricate new compressor packages for sales to third parties or for our own service fleet.

During the second quarter of 2020, we entered into an agreement to sell 58 low-horsepower units to one of our customers for $2.6 million. We received the proceeds prior to June 30, 2020, however, the assets were not transferred to the customer until after June 30,2020. Therefore, they are classified as held for sale at June 30, 2020 in our financial statements. In addition, in late July, we received a purchase order to sell $6.7 million of idle high horsepower compressor units to one of our significant customers. We expect this sale to be completed and proceeds received by the end of the third quarter. We have and will continue to evaluate the sale of other non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other non-core asset.

Following a customer bankruptcy filing that occurred during the third quarter of 2020, we recorded an additional $2.8 million reserve against the trade receivable balance in the June 30, 2020 consolidated balance sheet.
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
Demand for products and services of our Completion Fluids & Products Division has remained resilient despite the continued significant downward pressure on oil prices and the continuing uncertainty in many of the markets where we operate, which affects the plans of many of our oil and gas operations customers. During the second quarter of 2020, we experienced increased completion fluids product sales revenues sequentially in the U.S. Gulf of Mexico while international demand for our completion fluids products decreased, in large part due to a one-time spot sale in Latin America that we had in the first quarter of 2020. We also benefited from the strong seasonal results of our Northern European industrial chemicals business in the current quarter. However, the continuing low prices for oil and gas and any further price erosion may adversely affect the demand for our products and services in the near future.
Recent macroeconomic uncertainty resulting from depressed commodity prices and the COVID-19 pandemic has particularly affected domestic onshore demand for our Water & Flowback Services Division. We experienced decreased water management services activity during the second quarter of 2020 and without a meaningful recovery, we expect our water management services operations to continue to be negatively impacted in the near future.
Our Compression Division is significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil and natural gas production in the domestic and international markets in which we operate. During the second quarter of 2020, we continued to see macroeconomic uncertainty in the oil and natural gas industry and steep declines in spending by the oil and gas operators as evidenced by a 64% decline in the U.S. onshore rig count. In addition, the second quarter of 2020 was the first full quarter where we experienced the impact of the COVID-19 pandemic and mitigation efforts to minimize the spread of the virus. The unprecedented drop in U.S. land oil and natural gas activity led to some of our customers temporarily shutting in wells, presenting a new challenge for us. Approximately 15% of our US domestic horsepower was on standby during the quarter as a result. Customers started bringing production back online late in the second quarter and we expect that activity to continue during the third quarter of 2020. During the first half of 2020, we saw our customers revise their capital budgets substantially downward and adjust their operations accordingly, which we believe will continue for an indefinite period. We expect reduced activity levels, particularly in North America, coupled with downward pricing pressure and corresponding reductions in revenue and profitability to continue for the remainder of 2020.
Given the decline in orders for new compression equipment to be fabricated and sold to third parties, in early April 2020, we announced our plan to shut down our Midland manufacturing facility. On July 2, 2020, we completed the previously announced sale of our Midland manufacturing facility for a total sale price of $17.0 million. While we will continue to operate the facility until the completion and sale of our remaining backlog, we no longer intend to fabricate new compressor packages for sales to third parties. Due to excess compression equipment in the industry, we have seen lower utilization of our compression fleet, client requests to put units on stand-by, and pricing pressures as customers try to reduce their costs.
During the first quarter of 2020, we concluded that the impact on our customers and industry from the COVID-19 pandemic and decline in oil prices were indicators of impairment for all asset groups within our Compression Division and certain asset groups in our Completion Fluids & Products Division. As a result, we performed a recoverability analysis on all our long-lived asset groups and we determined that the carrying values of our Midland manufacturing facility and related new unit sales inventory exceeded their respective fair values. Therefore, we recorded impairments of approximately $5.4 million during the first quarter of 2020 related to these assets. During the second quarter of 2020, as a result of continued negative impacts on our compression fleet associated with the COVID-19 pandemic and declines in oil and gas prices, we recorded impairments and other charges of approximately $9.0 million in our Compression Division associated with non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services. Given the dynamic nature of the events, we are not able to reasonably estimate how long our operations will be impacted and the full impact these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other non-core asset.
During the second quarter of 2020, CCLP, which has a separate capital structure from TETRA, completed a debt exchange offer whereby the effect was a permanent reduction in outstanding long-term debt of $9.6 million and the extension of maturity dates of certain of its remaining long-term debt balances. See further discussion of these changes in the Liquidity and Capital Resources section below.
We intend to continue to manage our flexible cost structure to proactively respond to changing market conditions and execute on actions necessary to manage through these conditions, some of which could result in impairments or restructuring charges in future periods. Temporary and permanent cost reductions we have implemented include reductions in 2020 capital expenditures, workforce reductions, salary reductions, the suspension of 401(k) matching contributions for our employees, targeted reduction in SG&A expenses, and negotiated reductions in expenditures with many of our suppliers. Absent a meaningful recovery in natural gas and oil prices and a material improvement in the status of the COVID-19 pandemic, we expect our operations to continue to be negatively impacted, particularly in our onshore producing regions of the United States. We are not able to predict how long market disruptions resulting from the COVID-19 pandemic will continue, or what impact it will ultimately have on our business. Despite that, we will continue to maintain our commitment to safety and service quality for our customers.
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
Adjusted EBITDA is used as a supplemental financial measure by our management to:

•	evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis; and

•	determine our ability to incur and service debt and fund capital expenditures.

 The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	June 30, 2020
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Depreciation & Amortization	Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$13,202	$3,310	$16,512	$(143)	$1,934	$—	$18,303
Water & Flowback Services Division			(8,418)	1,203	(7,215)	(2)	7,617	—	400
Compression Division			(23,006)	15,736	(7,270)	12,982	20,116	488	26,316
Eliminations and other			2	—	2	—	—	—	2
Subtotal			(18,220)	20,249	2,029	12,837	29,667	488	45,021
Corporate and other			(16,909)	621	(16,288)	4,749	175	1,602	(9,762)
TETRA excluding Discontinued Operations	$(37,130)	$2,001	$(35,129)	$20,870	$(14,259)	$17,586	$29,842	$2,090	$35,259

	Three Months Ended
	June 30, 2019
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Depreciation & Amortization	Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$14,614	$(289)	$14,325	$(157)	$3,723	$—	$17,891
Water & Flowback Services Division			2,460	(400)	2,060	(8)	8,871	—	10,923
Compression Division			(3,483)	3,607	124	12,998	19,054	590	32,766
Eliminations and other			1	—	1	—	(3)	—	(2)
Subtotal			13,592	2,918	16,510	12,833	31,645	590	61,578
Corporate and other			(19,303)	268	(19,035)	5,696	172	1,673	(11,494)
TETRA excluding Discontinued Operations	$(8,201)	$2,490	$(5,711)	$3,186	$(2,525)	$18,529	$31,817	$2,263	$50,084

Adjusted EBITDA is a financial measure that is not in accordance with U.S. GAAP and should not be considered an alternative to net income, operating income, cash provided by operating activities, or any other measure of financial performance presented in accordance with U.S. GAAP. This measure may not be comparable to similarly titled financial metrics of other companies, as other companies may not calculate Adjusted EBITDA in the same manner as we do. Management compensates for the limitations of Adjusted EBITDA as an analytical tool by reviewing the comparable U.S. GAAP measures, understanding the differences between the measures, and incorporating this knowledge into management’s decision-making processes.
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
Results of Operations

Three months ended June 30, 2020 compared with three months ended June 30, 2019.

Consolidated Comparisons

	Three Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$192,441	$288,796	$(96,355)	(33.4)%
Gross profit	20,321	48,366	(28,045)	(58.0)%
Gross profit as a percentage of revenue	10.6%	16.7%
General and administrative expense	34,014	36,295	(2,281)	(6.3)%
General and administrative expense as a percentage of revenue	17.7%	12.6%
Interest expense, net	17,586	18,529	(943)	(5.1)%
Warrants fair value adjustment (income) expense	11	(1,520)	1,531	(100.7)%
CCLP Series A Preferred Units fair value adjustment (income) expense	—	146	(146)	(100.0)%
Other (income) expense, net	3,839	627	3,212	512.3%
Loss before taxes and discontinued operations	(35,129)	(5,711)	(29,418)	(515.1)%
Loss before taxes and discontinued operations as a percentage of revenue	(18.3)%	(2.0)%
Provision for income taxes	2,001	2,490	(489)	(19.6)%
Loss before discontinued operations	(37,130)	(8,201)	(28,929)	352.7%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	163	(345)	508	(147.2)%
Net loss	(36,967)	(8,546)	(28,421)	332.6%
Loss attributable to noncontrolling interest	15,712	1,633	14,079	862.2%
Net loss attributable to TETRA stockholders	$(21,255)	$(6,913)	$(14,342)	207.5%

Consolidated revenues during the current year quarter decreased compared to the prior year quarter due to the COVID-19 pandemic and decline in oil and gas prices resulting in decreases in demand and activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit during the current year quarter decreased compared to the prior year quarter primarily due to decreased gross profit from our Water & Flowback Services and Compression Divisions and included the impact of $9.0 million of impairments and other charges. This decrease was slightly offset by the increased gross profit of our Completion Fluids & Products Division.

Consolidated general and administrative expenses decreased during the current year quarter compared to the prior year quarter primarily due to decreased salary and employee expenses of $4.4 million, decreased insurance and other general expenses of $1.1 million, and decreased professional services fees of $0.4 million partly offset by increased provision for bad debt of $3.8 million.

Consolidated interest expense, net, decreased during the current year quarter compared to the prior year quarter primarily due to decreased Corporate interest expense. Corporate interest expense decreased due to reduced borrowing under the ABL Credit Agreement. Interest expense during the current and prior year quarters includes $1.1 million and $1.0 million, respectively, of finance cost amortization.

Consolidated other (income) expense, net, was $3.8 million of other expense during the current year quarter compared to $0.6 million of other expense during the prior year quarter primarily due to $4.8 million of fees primarily associated with the CCLP unsecured debt exchange transaction offset by $0.5 million of increased gains on the sale of compression assets, and $0.4 million increased foreign currency gains.

Our consolidated provision for income taxes during the three month period ended June 30, 2020 is attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended June 30, 2020 of negative 5.7% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$71,346	$79,767	$(8,421)	(10.6)%
Gross profit	20,819	19,809	1,010	5.1%
Gross profit as a percentage of revenue	29.2%	24.8%
General and administrative expense	8,442	5,200	3,242	62.3%
General and administrative expense as a percentage of revenue	11.8%	6.5%
Interest (income) expense, net	(143)	(157)	14	(8.9)%
Other (income) expense, net	(682)	152	(834)	(548.7)%
Income before taxes	$13,202	$14,614	$(1,412)	(9.7)%
Income before taxes as a percentage of revenue	18.5%	18.3%

The decrease in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to lower demand for our completions fluids products and services and our industrial chemicals sales in the onshore United States, partially offset by a stronger Northern European industrial chemicals business and Gulf of Mexico completion fluids demand.

Completion Fluids & Products Division gross profit during the current year quarter increased compared to the prior year quarter despite decreased revenues primarily due to higher margins on sales of manufactured products as well as increased profitability associated with higher margin completion fluids products and cost cutting initiatives during the current year quarter when compared to the prior year quarter. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

The Completion Fluids & Products Division reported a decrease in pretax earnings during the current year quarter compared to the prior year quarter despite increased gross profit discussed above. Pre-tax earnings were lower because general and administrative costs increased compared to the prior year quarter primarily due to increased provision for bad debt of $2.9 million and increased salary and employee-related expenses of $0.6 million. Other income increased primarily due to increased foreign currency gains and income from investments.

Water & Flowback Services Division

	Three Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$24,723	$73,124	$(48,401)	(66.2)%
Gross profit (loss)	(4,836)	7,490	(12,326)	(164.6)%
Gross profit (loss) as a percentage of revenue	(19.6)%	10.2%
General and administrative expense	3,809	5,775	(1,966)	(34.0)%
General and administrative expense as a percentage of revenue	15.4%	7.9%
Interest (income) expense, net	(2)	(8)	6	(75.0)%
Other (income) expense, net	(225)	(737)	512	(69.5)%
Income (loss) before taxes	$(8,418)	$2,460	$(10,878)	(442.2)%
Income (loss) before taxes as a percentage of revenue	(34.0)%	3.4%

Water & Flowback Services Division revenues decreased significantly during the current year quarter primarily due to decreased customer drilling and completions activity as a result of lower oil and gas prices caused by the COVID-19 pandemic as well as decreased international equipment sales activity.

The Water & Flowback Services Division reported a gross loss during the current year quarter compared to the prior year quarter gross profit primarily due to lower revenues resulting from the decreased activity levels described above.

The Water & Flowback Services Division reported a pretax loss compared to a pretax income in the prior year period, primarily due to the substantial reduction in gross profit described above. General and administrative expense levels decreased compared to the prior year quarter primarily due to decreased wage and benefit related expenses of $2.1 million, decreased general expenses of $0.5 million, and decreased professional fees of $0.2 million. These decreases were offset by increased bad debt expense of $0.8 million.

Compression Division

	Three Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$96,372	$135,905	$(39,533)	(29.1)%
Gross profit	4,511	21,235	(16,724)	(78.8)%
Gross profit as a percentage of revenue	4.7%	15.6%
General and administrative expense	10,152	10,972	(820)	(7.5)%
General and administrative expense as a percentage of revenue	10.5%	8.1%
Interest expense, net	12,982	12,998	(16)	(0.1)%
CCLP Series A Preferred fair value adjustment (income) expense	—	146	(146)	(100.0)%
Other (income) expense, net	4,383	602	3,781	628.1%
Loss before taxes	$(23,006)	$(3,483)	$(19,523)	(560.5)%
Loss before taxes as a percentage of revenue	(23.9)%	(2.6)%

Compression Division revenues decreased during the current year quarter compared to the prior year quarter primarily due to the COVID-19 pandemic's impact on demand for oil and natural gas and the resulting decline in oil prices that led to a significant reduction in our customer's activity. Product sales revenues decreased $31.3 million, as we continued to close out remaining backlog and prepared to shut down our Midland manufacturing facility. Service revenues decreased $8.3 million due to returned compressors, compressors placed on standby rates, and some pricing concessions.

Compression Division gross profit decreased during the current year quarter compared to the prior year due to the lower revenues discussed above and the impairments and other charges of $9.0 million primarily on non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services.

The Compression Division recorded an increased pretax loss during the current year quarter compared to the prior year quarter due to the decreased gross profit discussed above. General and administrative expense levels decreased compared to the prior year quarter, primarily due to decreased employee expenses of $0.9 million. Other (income) expense, net, reflected increased expense primarily due to $4.8 million of fees associated with the exchange of debt offset by decreased expense of $0.6 million associated with the redemption premium incurred during the prior year period in connection with the redemption of CCLP Series A Preferred Units for cash and increased foreign currency gains of 0.2 million.

Corporate Overhead

	Three Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$175	$172	$3	(1.7)%
General and administrative expense	11,611	14,350	(2,739)	(19.1)%
Interest (income) expense, net	4,749	5,696	(947)	(16.6)%
Warrants fair value adjustment (income) expense	11	(1,520)	1,531	(100.7)%
Other (income) expense, net	363	605	(242)	(40.0)%
Loss before taxes	$(16,909)	$(19,303)	$2,394	12.4%

Corporate Overhead pretax loss decreased during the current year quarter compared to the prior year quarter, primarily due to decreased general and administrative expense and decreased interest expense. Corporate general and administrative expense decreased primarily due to decreased salary and employee expenses of $2.0 million, and decreased general expenses of $0.7 million. Interest expense decreased resulting from decreased borrowing under the ABL Credit Agreement. The fair value of the outstanding Warrants liability resulted in a $0.01 million charge to earnings during the current year quarter compared to a $1.5 million credit to earnings in the prior year quarter.

Results of Operations

Six months ended June 30, 2020 compared with six months ended June 30, 2019.

Consolidated Comparisons

	Six Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$415,383	$532,524	$(117,141)	(22.0)%
Gross profit	59,738	84,576	(24,838)	(29.4)%
Gross profit as a percentage of revenue	14.4%	15.9%
General and administrative expense	64,551	70,572	(6,021)	(8.5)%
General and administrative expense as a percentage of revenue	15.5%	13.3%
Interest expense, net	35,442	36,908	(1,466)	(4.0)%
Warrants fair value adjustment (income) expense	(327)	(1,113)	786	(70.6)%
CCLP Series A Preferred Units fair value adjustment (income) expense	—	1,309	(1,309)	(100.0)%
Other (income) expense, net	4,278	(324)	4,602	(1420.4)%
Loss before taxes and discontinued operations	(44,206)	(22,776)	(21,430)	94.1%
Loss before taxes and discontinued operations as a percentage of revenue	(10.6)%	(4.3)%
Provision for income taxes	3,155	4,099	(944)	(23.0)%
Loss before discontinued operations	(47,361)	(26,875)	(20,486)	76.2%
Discontinued operations:
Income (loss) from discontinued operations, net of taxes	18	(771)	789	(102.3)%
Net loss	(47,343)	(27,646)	(19,697)	71.2%
Loss attributable to noncontrolling interest	24,537	9,895	14,642	148.0%
Net loss attributable to TETRA stockholders	$(22,806)	$(17,751)	$(5,055)	28.5%

Consolidated revenues for the current year period decreased compared to the prior year period primarily due to decreased revenues in our Water & Flowback Services and Compression Divisions, which decreased by $69.6 million and $52.8 million, respectively, primarily due to the COVID-19 pandemic and decline in oil prices. The decrease in revenues for the Water & Flowback Services Division was primarily due to decreased water management services activity. The decreased revenues of the Compression Division were primarily due to lower new unit sales as we progress the shut down of our Midland manufacturing facility. These decreases were partially offset by an increase in revenues in our Completion Fluids & Products Division of $5.2 million primarily due to increased CBF product sales revenues in the U.S. Gulf of Mexico, and increased international CBF product sales and domestic manufactured products sales. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit decreased during the current year period compared to the prior year period primarily due to the decreased profitability of our Water & Flowback Services and Compression Divisions. This decreased gross profit was slightly offset by increased gross profit of our Completion Fluids & Products Division. While offshore activity levels for our Completion Fluids & Products Division increased from the prior year period, onshore activity levels decreased, particularly during the second quarter. The impact of pricing pressures in addition to reduced levels of onshore activity continues to challenge profitability in the current markets. Operating expenses reflect the decrease in consolidated revenues, as well as aggressive management of operating costs and headcount.

Consolidated general and administrative expenses decreased during the current year period compared to the prior year period primarily due to decreased salary related expenses of $9.3 million and decreased general expenses of $1.3 million. These decreases were partly offset by increased bad debt expense of $4.8 million. Decreased general and administrative expenses were driven primarily by our Corporate Division. Most of the decrease of our general and administrative expenses stemmed from our restructuring efforts and headcount reductions in response to the decline in activity levels, particularly in our U.S. onshore operations. General and administrative expense as a percentage of revenues increased compared to the prior year period.

Consolidated interest expense, net, decreased in the current year period primarily due to a decrease in Corporate and Compression Division interest expense. Corporate interest expense decreased due to lower borrowings under the ABL Credit Agreement. Compression Division interest expense decreased due to interest associated with the expense of CCLP Series A Preferred units that was incurred in the prior year period. Interest expense during the current year period and the prior year period includes $2.2 million and $1.9 million, respectively, of finance cost amortization.

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

Consolidated other (income) expense, net, was $4.3 million of expense during the current year period compared to $0.3 million of income during the prior year period. The increase in expense is primarily due to $4.8 million of fees associated with the CCLP unsecured debt exchange transaction, $1.0 million of increased foreign currency losses due to the devaluation of the Mexican peso and increased deferred compensation expense of $0.3 million. The increases in expense were offset by $1.1 million of gains associated with the sale of assets and $0.4 million of increased income associated with investments.

Our consolidated provision for income taxes for the current year period is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the six month period ended June 30, 2020 of negative 7.1% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Six Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$146,583	$141,348	$5,235	3.7%
Gross profit	46,783	30,472	16,311	53.5%
Gross profit as a percentage of revenue	31.9%	21.6%
General and administrative expense	14,375	9,928	4,447	44.8%
General and administrative expense as a percentage of revenue	9.8%	7.0%
Interest (income) expense, net	(297)	(337)	40	(11.9)%
Other (income) expense, net	107	81	26	32.1%
Income before taxes	$32,598	$20,800	$11,798	56.7%
Income before taxes as a percentage of revenue	22.2%	14.7%

The increase in Completion Fluids & Products Division revenues during the current year period compared to the prior year period was primarily due to $7.3 million of increased product sales revenue which was due to increased CBF product sales revenues in the U.S. Gulf of Mexico as well as improved markets for CBF product sales in international locations, including South America and domestic manufactured product sales. Additionally, service revenues decreased $2.1 million, primarily due to overall decreased demand and decreased filtration and engineering work in the U.S. Gulf of Mexico associated with fluid sales.

Completion Fluids & Products Division gross profit during the current year period increased compared to the prior year period primarily due to profitability associated with increased manufactured products and international CBF sales revenues. Completion Fluids & Products Division profitability in future periods will be affected by the mix of its products and services, including the timing of TETRA CS Neptune completion fluid projects.

The Completion Fluids & Products Division reported an increase in pretax earnings during the current year period compared to the prior year period due to the increase in gross profit discussed above. Completion Fluids & Products Division general and administrative expenses increased compared to the prior year period primarily due to increased bad debt expense of $3.0 million and increased salary and employee-related expenses of $1.7 million.

Water & Flowback Services Division

	Six Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$82,190	$151,802	$(69,612)	(45.9)%
Gross profit (loss)	(1,569)	16,341	(17,910)	(109.6)%
Gross profit as a percentage of revenue	(1.9)%	10.8%
General and administrative expense	10,143	12,571	(2,428)	(19.3)%
General and administrative expense as a percentage of revenue	12.3%	8.3%
Interest (income) expense, net	(11)	(4)	(7)	175.0%
Other (income) expense, net	(1,039)	(917)	(122)	13.3%
Income (loss) before taxes	$(10,662)	$4,691	$(15,353)	327.3%
Income (loss) before taxes as a percentage of revenue	(13.0)%	3.1%

Water & Flowback Services Division service and product revenues decreased $69.6 million during the current year period compared to the prior year period due to decreased water management services activity associated with significantly lower customer drilling and completion activity and decreased international equipment sales activity.

The Water & Flowback Services Division reflected decreased gross profit during the current year period compared to the prior year period partly due to lower revenues and partly due to certain high-margin projects performed during the prior year.

The Water & Flowback Services Division reported a pretax loss compared to a pretax income in the prior year period, primarily due to the decrease in gross profit described above. General and administrative expenses decreased primarily due to decreased wage and benefit related expenses of $3.1 million and decreased general expenses of $0.9 million offset by increased bad debt expense of $1.5 million.

Compression Division

	Six Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$186,610	$239,374	$(52,764)	(22.0)%
Gross profit	14,890	38,094	(23,204)	(60.9)%
Gross profit as a percentage of revenue	8.0%	15.9%
General and administrative expense	20,341	21,635	(1,294)	(6.0)%
General and administrative expense as a percentage of revenue	10.9%	9.0%
Interest expense, net	25,546	26,210	(664)	(2.5)%
CCLP Series A Preferred fair value adjustment (income) expense	—	1,309	(1,309)	(100.0)%
Other (income) expense, net	4,799	224	4,575	2,042.4%
Loss before taxes	$(35,796)	$(11,284)	$(24,512)	217.2%
Loss before taxes as a percentage of revenue	(19.2)%	(4.7)%

Compression Division revenues decreased during the current year period compared to the prior year period primarily due to the COVID-19 pandemic's impact on demand for oil and natural gas and the resulting decline in oil prices that led to a significant decrease in customer activity. Product sales revenues decreased $50.5 million due to a decrease in deliveries of new compressors compared to the prior year due to the planned shut down of our Midland manufacturing facility. Service revenues decreased $2.2 million from compression and aftermarket services operations. The decrease in service revenues was primarily due to reduction in customer activity resulting in a decrease in demand for compression services. In addition, returned compressors, compressors placed on standby rates, and pricing concessions also resulted in decreased revenues.

Compression Division gross profit decreased during the current year period compared to the prior year due to decreased revenues discussed above and the impairments and other charges of $14.3 million primarily on our Midland manufacturing facility and related assets, non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services.

The Compression Division recorded increased pretax loss in the current year period compared to the prior year period due to the decreased gross profit discussed above. Interest expense decreased compared to the prior year period due to decreased interest associated with the CCLP Series A Preferred units that was incurred in the prior year period. General and administrative expense levels decreased compared to the prior year period, due to decreased salary and employee-related expenses, including the impact of decreased headcount, incentives and equity compensation of $1.6 million. These decreases were offset by increased professional services of $0.3 million and increased bad debt expense of $0.2 million. Other (income) expense, net changed from income of $0.3 million expense in the prior year period to $4.8 million expense in the current year period. The increase in expense is primarily due to $4.8 million of fees associated with the exchange of debt and $0.9 million of increased foreign currency losses due to the devaluation of the Mexican peso offset by decreased expense of $1.1 million associated with the redemption premium incurred during the prior year period in connection with the redemption of Preferred Units for cash. The last remaining outstanding CCLP Preferred Units were redeemed for cash on August 8, 2019.

Corporate Overhead

	Six Months Ended June 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$372	$340	$32	9.4%
General and administrative expense	19,692	26,439	(6,747)	(25.5)%
Interest expense, net	10,204	11,038	(834)	(7.6)%
Warrants fair value adjustment (income) expense	(327)	(1,113)	786	(70.6)%
Other (income) expense, net	412	286	126	44.1%
Loss before taxes	$(30,353)	$(36,990)	$6,637	(17.9)%

Corporate Overhead pretax loss decreased during the current year period compared to the prior year period primarily due to decreased general and administrative expenses. Corporate general and administrative expense decreased primarily due to decreased salary related expense of $6.3 million and $0.4 million of decreased general expenses. Interest expense decreased due to lower borrowings under the ABL Credit Agreement. The fair value of the outstanding Warrants liability resulted in a $0.3 million credit to earnings in the current year period compared to an $1.1 million credit to earnings during the prior year period.
Liquidity and Capital Resources

We believe that our and CCLP's separate capital structures allow us to meet our respective financial obligations, despite current uncertain operating conditions and financial markets. As of June 30, 2020, we and CCLP are in compliance with all covenants of our respective debt agreements. Information about the terms and covenants of our debt agreements can be found in our 2019 Annual Report.

We believe it is important to consider our capital structure and that of CCLP separately because there are no cross default provisions or cross guarantees between CCLP's debt and TETRA's debt. Our consolidated debt outstanding has a carrying value of approximately $843.3 million as of June 30, 2020. However, approximately $637.6 million of this consolidated debt balance is owed by CCLP and is serviced from the cash balances and cash flows of CCLP, and $557.8 million of which is secured by certain of CCLP's assets. Through our common unit ownership interest in CCLP, which was approximately 34% as of June 30, 2020, and ownership of an approximate 1.4% general partner interest, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $6.8 million of the $56.7 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. The following table provides condensed consolidating balance sheet information reflecting TETRA's net assets and CCLP's net assets that service and secure TETRA's and CCLP's respective capital structures.

	June 30, 2020
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$49,965	$6,757	$—	$56,722
Affiliate receivables	13,074	—	(13,074)	—
Other current assets	156,110	96,155	—	252,265
Property, plant and equipment, net	106,949	606,635	—	713,584
Long-term affiliate receivables	12,019	—	(12,019)	—
Other assets, including investment in CCLP	12,338	60,191	93,494	166,023
Total assets	$350,455	$769,738	$68,401	$1,188,594

Affiliate payables	$—	$13,074	$(13,074)	$—
Other current liabilities	73,141	74,186	—	147,327
Long-term debt, net	205,713	637,579	—	843,292
Warrants liability	123	—	—	123
Long-term affiliate payable	—	12,019	(12,019)	—
Other non-current liabilities	62,616	22,550	—	85,166
Total equity	8,862	10,330	93,494	112,686
Total liabilities and equity	$350,455	$769,738	$68,401	$1,188,594

As of June 30, 2020, subject to compliance with the covenants, borrowing base requirements, and other provisions of the agreement that may limit borrowings, we had $37.1 million of availability under the ABL Credit Agreement. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Decreases in the amount of our accounts receivable and the value of our inventory would result in reduced borrowing availability under the ABL Credit Agreement. As of June 30, 2020, and subject to compliance with the covenants, borrowing base requirements, and other provisions of the agreement that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $12.3 million. See CCLP Financing Activities below for further discussion.

Our consolidated sources (uses) of cash during the six months ended June 30, 2020 and 2019 are as follows:

	Six months ended June 30,
	2020	2019
	(In Thousands)
Operating activities	$60,387	$38,377
Investing activities	(14,063)	(71,254)
Financing activities	(6,486)	18,715

Operating Activities

Consolidated cash flows provided by operating activities increased by $22.0 million compared to the first half of 2019. CCLP generated $18.2 million of our consolidated cash flows provided by operating activities during the six months ended June 30, 2020 compared to $40.3 million during the corresponding prior year period. Operating cash flows increased primarily due to monetization of working capital. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first six months of 2020 were $19.6 million, which is net of $2.3 million cost of compressors sold. Our Completion Fluids & Products Division spent $1.3 million on capital expenditures, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $6.8 million on capital expenditures, primarily to maintain, automate and upgrade its water management and flowback equipment fleet. Our Compression Division spent $11.2 million, primarily to maintain its compression fleet.

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

Financing Activities

During the first six months of 2020, the total amount of consolidated cash used in financing activities was $6.5 million, primarily due to repayments under our ABL Credit Agreement and cash fees paid for the exchange of debt. We and CCLP may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We and CCLP are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

TETRA Long-Term Debt

Asset-Based Credit Agreement. The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit and a swingline loan sublimit of $10.0 million. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. With the current depressed oil and gas market conditions, we believe our availability under our ABL Credit facility will be adversely impacted by the expected decline in our customers’ activity levels. The ABL Credit Agreement is scheduled to mature on September 10, 2023. As of August 5, 2020, we have $0.1 million outstanding under our ABL Credit Agreement and $6.4 million letters of credit, resulting in $28.4 million of availability.

Term Credit Agreement.    The Term Credit Agreement is scheduled to mature on September 10, 2025. As of August 5, 2020, $220.5 million in aggregate principal amount of our Term Credit Agreement is outstanding.

CCLP Financing Activities

CCLP Series A Preferred Units. In January 2019 CCLP began redeeming its Series A Preferred Units for cash, resulting in 2,653,727 Series A Preferred Units being redeemed during the six months ended June 30, 2019 for an aggregate of $19.8 million, which includes approximately $0.9 million of redemption premiums that were paid. The last redemption of the remaining Series A Preferred Units, along with a final cash payment made in lieu of paid-in-kind units, occurred on August 8, 2019.

CCLP Bank Credit Facility. All the obligations of CCLP and two of its wholly owned subsidiaries (collectively the "CCLP Borrowers") under the CCLP Credit Agreement are guaranteed by certain of their existing and future domestic subsidiaries. The Credit Agreement, as amended, provided for modifications to the Credit Agreement which include, among other things: (i) reducing the maximum credit commitment from $50,000,000 to $35,000,000; (ii) the inclusion of a $5,000,000 reserve with respect to the Borrowing Base (as defined in the Credit Agreement) thereunder, which would result in reduced borrowing availability; (iii) the removal of the Fixed Charge Coverage Ratio (as defined in the Credit Agreement) financial maintenance covenant; (iv) a 1.25% increase in the applicable margin related to (x) LIBOR Rate Loans (as defined in the Credit Agreement) and (y) Base Rate Loans (as defined in the Credit Agreement), in each case, which shall be determined according to average daily excess availability under the Credit Agreement; and (v) an 0.50% increase in the rate used to calculate the commitment fee in respect of the unutilized commitments. As of June 30, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $12.3 million.

The CCLP Borrowers may borrow funds under the CCLP Credit Agreement to pay fees and expenses related to the CCLP Credit Agreement and for the CCLP Borrower's ongoing working capital needs and for general partnership purposes. The revolving loans under the CCLP Credit Agreement may be voluntarily prepaid, in whole or in part, without premium or penalty, subject to breakage or similar costs. The maturity date of the CCLP Credit Agreement is June 29, 2023. As of June 30, 2020, CCLP had a $1.5 million outstanding balance and had $2.8 million in letters of credit against the CCLP Credit Agreement. As of August 3, 2020, CCLP has $0.0 million balance outstanding under the CCLP Credit Agreement and $2.4 million in letters of credit, resulting in $13.8 million of availability. The amounts the CCLP Borrowers may borrow under the CCLP Credit Agreement are derived from CCLP’s accounts receivable and certain inventory. Decreases in the amount of CCLP’s accounts receivable and the value of its inventory would result in reduced borrowing availability under the CCLP Credit Agreement.

First Supplemental Indenture for the Old Notes.     On June 11, 2020, CSI Compressco, LP and CSI Compressco Finance Inc. (the "Issuers") announced they had accepted for exchange $215,208,000, of their outstanding 7.25% Senior Notes due 2022 (the "Old Notes") that were validly tendered by 11:59 p.m., New York City time, on June 10, 2020, for (i) $50,000,000 of the Issuers' 7.50% Senior Secured First Lien Notes due 2025 (the "7.50% First Lien Notes") and (ii) $155,529,000 aggregate principal amount of new 10.00%/10.75% Senior Secured Second Lien Notes due 2026 (the "10.00%/10.75% Second Lien Notes" and, together with the 7.50% First Lien Notes, the "New Notes"), pursuant to its previously announced exchange offer and consent solicitation, which commenced on April 17, 2020. In connection with the exchange offer, CCLP incurred financing fees of $4.8 million which were charged to other (income) expense, net during the three month period ended June 30, 2020.

On June 12, 2020, following receipt of the requisite consents of the holders of the Old Notes, the Issuers entered into the First Supplemental Indenture (the "First Supplemental Indenture"), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of August 4, 2014 (the "Unsecured Indenture"), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

The First Supplemental Indenture eliminated substantially all of the restrictive covenants and certain of the default provisions in the Unsecured Indenture and became operative upon the consummation by the Issuers of the exchange offer

On June 12, 2020, the Issuers issued $50,000,000 in aggregate principal amount of new First Lien Notes to certain holders of the Old Notes pursuant to the terms of the exchange offer. In March 2018, the Issuers had issued $350,000,000 in aggregate principal amount of 7.50% Senior Secured Notes due 2025 (the "Existing First Lien Notes" and, together with the newly issued First Lien Notes, the "7.50% First Lien Notes") pursuant to the First Lien Base Indenture. The New First Lien Notes were issued as "additional notes" under the First Lien Base Indenture and will be treated as a single class with such notes but will not trade fungibly with the Existing First Lien Notes.

Second Lien Notes Indenture. On June 12, 2020, the Issuers issued $155,529,000 in aggregate principal amount of the 10.00%/10.75% Second Lien Notes to certain holders of the Old Notes pursuant to the terms of the exchange offer. The Issuers issued the 10.00%/10.75% Second Lien Notes pursuant to an indenture, dated June 12, 2020 (the "Second Lien Notes Indenture"),by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (the "Second Lien Trustee"). In connection with the payment of PIK Interest (as defined below), if any, in respect of the 10.00%/10.75% Second Lien Notes, the Issuers will be entitled, to increase the outstanding aggregate principal amount of the 10.00%/10.75% Second Lien Notes or issue additional notes ("PIK notes") under the Second Lien Notes Indenture on the same terms and conditions as the 10.00%/10.75% Second Lien Notes offered hereby. The 10.00%/10.75% Second Lien Notes and any additional 10.00%/10.75% Second Lien Notes subsequently issued under the indenture, will be treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. The 10.00%/10.75% Second Lien Notes will mature on April 1, 2026. Interest on the 10.00%/10.75% Second Lien Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2020. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the "Cash Interest Rate") or (ii) 3.500% payable by increasing the principal amount of the outstanding 10.00%/10.75% Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the "PIK Interest").

Other Sources and Uses

In addition to the aforementioned credit facilities, we and CCLP fund our respective short-term liquidity requirements from cash generated by our respective operations and from short-term vendor financing. Should additional capital be required, the ability to raise such capital through the issuance of additional debt or equity securities may currently be limited. Instability or volatility in the capital markets at the times we need to access capital may affect the cost of capital and the ability to raise capital for an indeterminable length of time. If it is necessary to issue additional equity to fund our capital needs, additional dilution of our common stockholders will occur. We periodically evaluate engaging in strategic transactions and may consider divesting non-core assets where our evaluation suggests such transaction is in the best interest of our business. In challenging economic environments, we may experience increased delays and failures by customers to pay our invoices. Given the nature and significance of the pandemic and disruption in the oil and gas industry, we could experience delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have an adverse effect on our liquidity. An increase of unpaid receivable would also negatively affect our borrowing availability under the ABL Credit Agreement.

The Second Amended and Restated Partnership Agreement of CCLP requires that within 45 days after the end of each quarter, CCLP distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the six months ended June 30, 2020, CCLP distributed $1.0 million in cash, including $0.6 million to its public unitholders. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP's cash needs to fund its future operating, investing, and debt service requirements. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit going forward.

Off Balance Sheet Arrangements

As of June 30, 2020, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.
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

     In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.5 million were payable to us. At the end of August 2019, Epic Companies filed for bankruptcy. We recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and the certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 but neither Epic nor the Clarkes made the required payment. Upon the default by Epic and the Clarkes, we filed a lawsuit against the Clarkes on January 15, 2020 in Montgomery County, Texas for breach of the Clarke Promissory Note Guaranty Agreement, seeking the amounts due under the Epic Promissory Note and related interest, as well as attorneys’ fees and expenses. The Clarkes each filed an answer and counterclaims for fraud and negligent misrepresentation and seek monetary damages in excess of $1 million, punitive damages, and attorneys’ fees. We have taken discovery from the Clarkes. Currently, the case is set for its first trial setting on October 19, 2020. We will vigorously prosecute our claim and defend against the claims by the Clarkes.

Contractual Obligations

Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our consolidated contractual cash obligations as of June 30, 2020:

	Payments Due
	Total	2020	2021	2022	2023	2024	Thereafter
	(In Thousands)
Long-term debt - TETRA	$220,500	$—	$—	$—	$—	$—	$220,500
Long-term debt - CCLP	637,728	—	—	80,722	1,477	—	555,529
Interest on debt - TETRA	83,927	7,993	15,986	15,986	15,986	15,986	11,990
Interest on debt - CCLP	244,842	25,741	51,483	49,532	45,592	45,553	26,941
Purchase obligations	90,188	4,763	9,525	9,525	9,525	9,525	47,325
Asset retirement obligations(1)	12,862	—	—	—	—	—	12,862
Operating leases	105,782	11,662	20,294	16,684	13,026	11,505	32,611
Total contractual cash obligations(2)	$1,395,829	$50,159	$97,288	$172,449	$85,606	$82,569	$907,758

(1)	We have estimated the timing of these payments for asset retirement obligation liabilities based upon our plans. The amounts shown represent the discounted obligation as of June 30, 2020.

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

Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The COVID-19 pandemic has had, or may in the future have, certain negative impacts on our business, and such impacts have had, or may in the future have, an adverse effect on our business, our financial condition, results of operations, or liquidity.

The COVID-19 pandemic and the resulting economic impact have had a significant negative impact on the oil and gas industry. The deterioration in demand for oil caused by the pandemic, coupled with oil oversupply, has had, and is reasonably likely to continue to have, an adverse impact on the demand for our products and services.

The public health crisis caused by the COVID-19 pandemic,  and the measures that have been taken or that may be taken in the future by governments, various regulatory agencies, our customers and our suppliers, have had, or may in the future have, certain negative impacts on our financial condition, results of operations, and  liquidity, including, without limitation, the following:

•	demand for our products and services is declining as our customers continue to revise their budgets downward and adjust their operations in response to lower oil and gas prices;

•
actions undertaken by national, state and local governments and health officials to contain COVID-19 or treat its effects. In response to various governmental directives, at points we have required most office-based employees, including most employees based at our headquarters in The Woodlands, Texas, to work remotely. We may experience reductions in productivity and disruptions to our business routines while work-from-home arrangements remain in place;

•
We could encounter logistical complications and increased costs adapting our disclosure controls and procedures and our internal control over financial reporting in a changing environment that includes work-from-home arrangements and furloughs. In the future we may encounter operational challenges or disruptions stemming from the pandemic that require us to implement new or enhanced internal controls to mitigate the risks of operating in a remote environment or increased risks of material misstatements resulting from changes to the business and other uncertainties;

•	restrictions on importing and exporting products;

•	claims from customers and suppliers that their non-performance under our contracts is permitted as a result of force majeure or other reasons;

•	impacts related to late customer payments and contractual defaults associated with customer and supplier bankruptcies;

•	potentially higher borrowing costs in the future;

•	cybersecurity issues, as our network may become more vulnerable to cyberattacks due to increased remote access associated with work-from-home arrangements;

•	our ability to use our net operating loss carryforwards may be limited;

•	increased costs associated with possible facility closures to meet expected customer activity levels; and

•
we may be required to record significant impairment charges with respect to assets, whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off obsolete inventory, and such charges may be significant.

The resumption of our normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on the oil and gas industry. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a significant adverse effect on our financial condition, results of operations, or liquidity. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our financial condition, results of operations, or liquidity will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the resulting impact on the oil and gas industry. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our financial condition, results of operations, or liquidity or the pace or extent of any subsequent recovery. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
April 1 – April 30, 2020	11,590	(2)	$1.11	—	$14,327,000
May 1 – May 31, 2020	—		—	—	14,327,000
June 1 – June 30, 2020	—		—	—	14,327,000
Total	11,590			—	$14,327,000

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

Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*	Amendment to Transition Agreement dated April 8, 2020 between TETRA Technologies, Inc. and Stuart M. Brightman
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents

*	Filed with this report.

**	Furnished with this report.

+
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and six month periods ended June 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2020 and 2019; (iii) Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iv) Consolidated Statements of Cash Flows for the six month periods ended June 30, 2020 and 2019; and (v) Notes to Consolidated Financial Statements for the six months ended June 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	August 7, 2020	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Chief Executive Officer

Date:	August 7, 2020	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	August 7, 2020	By:	/s/Richard D. O'Brien
Richard D. O'Brien
Vice President – Finance and Global Controller
Principal Accounting Officer