Form 10-Q
period 2020-09-30
TETRA TECHNOLOGIES INC
filed 2020-11-03
CIK 844965

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 As of November 2, 2020, there were 125,976,728 shares outstanding of the Company’s Common Stock, $0.01 par value per share.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Product sales	$68,810	$93,377	$252,016	$320,508
Services	83,791	152,570	315,968	457,963
Total revenues	152,601	245,947	567,984	778,471
Cost of revenues:
Cost of product sales	50,541	71,957	184,512	254,798
Cost of services	52,441	98,356	201,056	298,911
Depreciation, amortization, and accretion	29,604	30,867	88,906	93,312
Impairments and other charges	97	849	14,445	3,306
Insurance recoveries	(52)	(1,042)	(643)	(1,392)
Total cost of revenues	132,631	200,987	488,276	648,935
Gross profit	19,970	44,960	79,708	129,536
General and administrative expense	25,256	34,926	89,807	105,498
Interest expense, net	17,631	18,146	53,073	55,054
Warrants fair value adjustment (income) expense	—	78	(327)	(1,035)
CCLP Series A Preferred Units fair value adjustment expense	—	—	—	1,309
Other (income) expense, net	(2,137)	(690)	2,141	(1,014)
Loss before taxes and discontinued operations	(20,780)	(7,500)	(64,986)	(30,276)
Provision for income taxes	645	1,579	3,800	5,678
Loss before discontinued operations	(21,425)	(9,079)	(68,786)	(35,954)
Discontinued operations:
Loss from discontinued operations, net of taxes	(173)	(9,130)	(155)	(9,901)
Net loss	(21,598)	(18,209)	(68,941)	(45,855)
Less: loss attributable to noncontrolling interest	8,296	2,378	32,833	12,273
Net loss attributable to TETRA stockholders	$(13,302)	$(15,831)	$(36,108)	$(33,582)
Basic net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.10)	$(0.06)	$(0.29)	$(0.19)
Loss from discontinued operations attributable to TETRA stockholders	—	(0.07)	—	(0.08)
Net loss attributable to TETRA stockholders	$(0.10)	$(0.13)	$(0.29)	$(0.27)
Average shares outstanding	125,893	125,568	125,789	125,620
Diluted net loss per common share:
Loss before discontinued operations attributable to TETRA stockholders	$(0.10)	$(0.06)	$(0.29)	$(0.19)
Loss from discontinued operations attributable to TETRA stockholders	—	(0.07)	—	(0.08)
Net loss attributable to TETRA stockholders	$(0.10)	$(0.13)	$(0.29)	$(0.27)
Average diluted shares outstanding	125,893	125,568	125,789	125,620

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(21,598)	$(18,209)	$(68,941)	$(45,855)
Foreign currency translation adjustment, net of taxes of $0 in 2020 and 2019	2,874	(3,742)	(2,498)	(3,300)
Comprehensive loss	(18,724)	(21,951)	(71,439)	(49,155)
Less: Comprehensive loss attributable to noncontrolling interest	8,229	2,358	32,880	11,994
Comprehensive loss attributable to TETRA stockholders	$(10,495)	$(19,593)	$(38,559)	$(37,161)

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,165	$17,704
Restricted cash	59	64
Trade accounts receivable, net of allowances of $7,742 in 2020 and $5,262 in 2019	108,222	175,918
Inventories	113,020	136,510
Prepaid expenses and other current assets	21,176	21,158
Total current assets	317,642	351,354
Property, plant, and equipment:
Land and building	39,534	60,586
Machinery and equipment	1,341,905	1,335,157
Automobiles and trucks	26,581	31,681
Chemical plants	60,195	57,692
Construction in progress	10,819	34,393
Total property, plant, and equipment	1,479,034	1,519,509
Less accumulated depreciation	(804,466)	(760,872)
Net property, plant, and equipment	674,568	758,637
Other assets:
Patents, trademarks and other intangible assets, net of accumulated amortization of $93,976 in 2020 and $88,422 in 2019	68,350	74,199
Deferred tax assets, net	24	24
Operating lease right-of-use assets	78,867	68,131
Other assets	22,089	19,577
Total other assets	169,330	161,931
Total assets	$1,161,540	$1,271,922

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Share Amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Trade accounts payable	$42,406	$88,917
Unearned income	7,310	9,831
Accrued liabilities and other	80,500	87,877
Liabilities of discontinued operations	1,852	2,098
Total current liabilities	132,068	188,723
Long-term debt, net	843,216	842,871
Deferred income taxes	3,421	2,988
Asset retirement obligations	12,973	12,762
Warrants liability	123	449
Operating lease liabilities	64,200	53,919
Other liabilities	10,364	7,384
Total long-term liabilities	934,297	920,373
Commitments and contingencies
Equity:
TETRA stockholders’ equity:
Common stock, par value 0.01 per share; 250,000,000 shares authorized at September 30, 2020 and December 31, 2019; 128,930,704 shares issued at September 30, 2020 and 128,304,354 shares issued at December 31, 2019	1,289	1,283
Additional paid-in capital	471,146	466,959
Treasury stock, at cost; 2,953,976 shares held at September 30, 2020, and 2,823,191 shares held at December 31, 2019	(19,484)	(19,164)
Accumulated other comprehensive (loss)	(54,634)	(52,183)
Retained deficit	(398,630)	(362,522)
Total TETRA stockholders’ equity	(313)	34,373
Noncontrolling interests	95,488	128,453
Total equity	95,175	162,826
Total liabilities and equity	$1,161,540	$1,271,922

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2019	$1,283	$466,959	$(19,164)	$(52,183)	$(362,522)	$128,453	$162,826
Net loss for first quarter 2020	—	—	—	—	(1,551)	(8,825)	(10,376)
Translation adjustment, net of taxes of $0	—	—	—	(6,238)	—	(229)	(6,467)
Comprehensive loss	—	—	—	—	—	—	(16,843)
Distributions to public unitholders	—	—	—	—	—	(309)	(309)
Equity award activity	4	—	—	—	—	—	4
Treasury stock activity, net	—	—	(89)	—	—	—	(89)
Equity compensation expense	—	1,145	—	—	—	228	1,373
Other	—	(16)	—	—	—	(15)	(31)
Balance at March 31, 2020	$1,287	$468,088	$(19,253)	$(58,421)	$(364,073)	$119,303	$146,931
Net loss for second quarter 2020	—	—	—	—	(21,255)	(15,712)	(36,967)
Translation adjustment, net of taxes of $0	—	—	—	980	—	115	1,095
Comprehensive loss	—	—	—	—	—	—	(35,872)
Distributions to public unitholders	—	—	—	—	—	(311)	(311)
Equity award activity	1	—	—	—	—	—	1
Treasury stock activity, net	—	—	(181)	—	—	—	(181)
Equity compensation expense	—	1,685	—	—	—	449	2,134
Other	—	4	—	—	—	(20)	(16)
Balance at June 30, 2020	$1,288	$469,777	$(19,434)	$(57,441)	$(385,328)	$103,824	$112,686
Net loss for third quarter 2020	—	—	—	—	(13,302)	(8,296)	(21,598)
Translation adjustment, net of taxes of $0	—	—	—	2,807	—	67	2,874
Comprehensive loss	—	—	—	—	—	—	(18,724)
Distributions to public unitholders	—	—	—	—	—	(312)	(312)
Equity award activity	1	—	—	—	—	—	1
Treasury stock activity, net	—	—	(50)	—	—	—	(50)
Equity compensation expense	—	1,363	—	—	—	232	1,595
Other	—	6	—	—	—	(27)	(21)
Balance at September 30, 2020	$1,289	$471,146	$(19,484)	$(54,634)	$(398,630)	$95,488	$95,175

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Equity
(In Thousands)
(Unaudited)

	Common Stock Par Value	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interest	Total Equity
				Currency Translation

Balance at December 31, 2018	$1,285	$460,680	$(18,950)	$(51,663)	$(217,952)	$139,349	$312,749
Net loss for first quarter 2019	—	—	—	—	(10,838)	(8,262)	(19,100)
Translation adjustment, net of taxes of $0	—	—	—	(582)	—	176	(406)
Comprehensive loss	—	—	—	—	—	—	(19,506)
Distributions to public unitholders	—	—	—	—	—	(307)	(307)
Equity award activity	(1)	—	—	—	—	—	(1)
Treasury stock activity, net	—	—	(155)	—	—	—	(155)
Equity compensation expense	—	1,628	—	—	—	311	1,939
Conversions of CCLP Series A Preferred	—	—	—	—	—	2,539	2,539
Cumulative effect adjustment	—	—	—	—	2,843	—	2,843
Other	—	(67)	—	—	—	76	9
Balance at March 31, 2019	$1,284	$462,241	$(19,105)	$(52,245)	$(225,947)	$133,882	$300,110
Net loss for second quarter 2019	—	—	—	—	(6,913)	(1,633)	(8,546)
Translation adjustment, net of taxes of $0	—	—	—	765	—	83	848
Comprehensive loss	—	—	—	—	—	—	(7,698)
Distributions to public unitholders	—	—	—	—	—	(308)	(308)
Treasury stock activity, net	—	—	(11)	—	—	—	(11)
Equity compensation expense	—	2,100	—	—	—	567	2,667
Other	—	(36)	—	—	—	(33)	(69)
Balance at June 30, 2019	$1,284	$464,305	$(19,116)	$(51,480)	$(232,860)	$132,558	$294,691
Net loss for third quarter 2019	—	—	—	—	(15,831)	(2,378)	(18,209)
Translation adjustment, net of taxes of $0	—	—	—	(3,762)	—	20	(3,742)
Comprehensive loss	—	—	—	—	—	—	(21,951)
Distributions to public unitholders	—	—	—	—	—	(309)	(309)
Equity award activity	—	—	—	—	—	—	—
Treasury stock activity, net	—	—	(48)	—	—	—	(48)
Equity compensation expense	—	1,316	—	—	—	(211)	1,105
Other	—	(6)	—	—	—	46	40
Balance at September 30, 2019	$1,284	$465,615	$(19,164)	$(55,242)	$(248,691)	$129,726	$273,528

See Notes to Consolidated Financial Statements

TETRA Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(68,941)	$(45,855)
Reconciliation of net loss to net cash provided by operating activities:
Depreciation, amortization, and accretion	88,906	93,364
Impairment and other charges	14,445	3,306
Benefit for deferred income taxes	550	545
Equity-based compensation expense	4,847	6,260
Provision for doubtful accounts	5,907	3,351
Loss on disposition of business	—	7,500
Amortization and expense of financing costs	3,698	4,614
Insurance recoveries associated with damaged equipment	(643)	(1,392)
Equipment received in lieu of cash	725	—
Debt exchange expenses	4,777	—
CCLP Series A Preferred Unit distributions and adjustments	—	3,574
Warrants fair value adjustment	(326)	(1,035)
Contingent consideration liability fair value adjustment	—	(800)
Gain on sale of assets	(4,340)	(1,583)
Changes in operating assets and liabilities:
Accounts receivable	61,314	13,309
Inventories	11,780	(6,847)
Prepaid expenses and other current assets	(916)	(1,831)
Trade accounts payable and accrued expenses	(57,844)	10,344
Other	888	(3,234)
Net cash provided by operating activities	64,827	83,590
Investing activities:
Purchases of property, plant, and equipment, net	(22,011)	(89,192)
Acquisition of businesses, net of cash acquired	—	(12,024)
Proceeds on sale of property, plant, and equipment	24,704	2,152
Insurance recoveries associated with damaged equipment	643	1,392
Other investing activities	(576)	(890)
Net cash provided by (used in) investing activities	2,760	(98,562)
Financing activities:
Proceeds from long-term debt	404,060	246,090
Principal payments on long-term debt	(408,666)	(204,718)
CCLP distributions	(932)	(924)
Redemptions of CCLP Series A Preferred	—	(28,049)
Tax remittances on equity based compensation	(341)	(571)
Debt issuance costs and other financing activities	(3,897)	(373)
Net cash provided by (used in) financing activities	(9,776)	11,455
Effect of exchange rate changes on cash	(355)	(606)
Increase (decrease) in cash and cash equivalents	57,456	(4,123)
Cash and cash equivalents and restricted cash at beginning of period	17,768	40,102
Cash and cash equivalents and restricted cash at end of period	$75,224	$35,979

Supplemental cash flow information:
Interest paid	$42,199	$49,073
Income taxes paid	4,692	6,226
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

Presentation

Our unaudited consolidated financial statements include the accounts of our wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The information furnished reflects all normal recurring adjustments, which are, in the opinion of management, necessary to provide a fair statement of the results for the interim periods. Operating results for the period ended September 30, 2020 are not necessarily indicative of results that may be expected for the twelve months ended December 31, 2020.

We consolidate the financial statements of our CSI Compressco LP subsidiary (“CCLP”) as part of our Compression Division, as we determined that CCLP is a variable interest entity and we are the primary beneficiary. We control the financial interests of CCLP and have the ability to direct the activities of CCLP that most significantly impact its economic performance through our ownership of its general partner. The share of CCLP net assets and earnings that is not owned by us is presented as noncontrolling interest in our consolidated financial statements. Our cash flows from our investment in CCLP are limited to the quarterly distributions we receive on our CCLP common units and general partner interest (including incentive distribution rights) and the amounts collected for services we perform on behalf of CCLP, as TETRA’s capital structure and CCLP’s capital structure are separate, and do not include cross default provisions or cross guarantees.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the U.S. Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. These financial statements should be read in conjunction with the financial statements for the year ended December 31, 2019 and notes thereto included in our Annual Report on Form 10-K, which we filed with the SEC on March 16, 2020.

Significant Accounting Policies

    Our significant accounting policies are described in the notes to our consolidated financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K. There have been no significant changes in our accounting policies or the application thereof during the third quarter of 2020.

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

Reclassifications

    Certain previously reported financial information has been reclassified to conform to the current year's presentation. The impact of such reclassifications was not significant to the prior year’s overall presentation.

Impairments and Other Charges

Impairments of long-lived assets, including identified intangible assets, are determined periodically when indicators of impairment are present. If such indicators are present, the determination of the amount of impairment is based on our judgment as to the future undiscounted operating cash flows to be generated from the relevant assets throughout their remaining estimated useful lives. If these undiscounted cash flows are less than the carrying amount of the related assets, an impairment is recognized for the excess of the carrying value over fair value. Fair value of intangible assets is generally determined using the discounted present value of future cash flows using discount rates commensurate with the risks inherent with the specific assets. Assets held for disposal are recorded at the lower of carrying value or estimated fair value less estimated selling costs. See Note 3 - “Impairments and Other Charges” for additional discussion of recorded impairments.

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

    For any arrangements with multiple performance obligations, we use management’s estimated selling price to determine the stand-alone selling price for separate performance obligations. For revenue associated with mobilization of service equipment as part of a service contract arrangement, such revenue, if significant, is deferred and amortized over the estimated service period.

    Product Sales. Product sales revenues are generally recognized when we ship products from our facility to our customer. The product sales for our Completion Fluids & Products Division consist primarily of clear brine fluids (“CBFs”), additives, and associated manufactured products. Product sales for our Water & Flowback Services Division are typically attributed to specific performance obligations within certain production testing service arrangements. Parts and equipment sales comprise the product sales for the Compression Division.

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
Foreign Currency Translation

    We have designated the Euro, the British pound, the Norwegian krone, the Canadian dollar, the Brazilian real, and the Mexican peso as the functional currencies for our operations in Finland and Sweden, the United Kingdom, Norway, Canada, Brazil, and certain of our operations in Mexico, respectively. The U.S. dollar is the designated functional currency for all of our other foreign operations. The cumulative translation effects of translating the applicable accounts from the functional currencies into the U.S. dollar at current exchange rates are included as a separate component of equity. Foreign currency exchange (gains) and losses are included in other (income) expense, net and totaled $(0.8) million and $(3.2) million during the three and nine months ended September 30, 2020, respectively, and $(1.7) million and $(2.2) million during the three and nine months ended September 30, 2019, respectively.

Fair Value Measurements

We utilize fair value measurements to account for certain items and account balances within our consolidated financial statements. Fair value measurements are utilized on a recurring basis in the determination of the carrying values of certain liabilities, including the liabilities for the warrants to purchase 11.2 million shares of our common stock (the “Warrants”) and our foreign currency derivative contracts. See Note 9 - “Fair Value Measurements” for further discussion.

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

New Accounting Pronouncements
Standards adopted in 2020

    In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for interim and annual reporting periods beginning after December 15, 2019, and early adoption is permitted. The adoption of this standard did not have a material impact on our consolidated financial statements.

Standards not yet adopted

    In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. Credit impairment will be accounted for as an allowance for credit losses deducted from the amortized cost basis at each reporting date. We are continuing to work through our implementation plan which includes evaluating the impact on our allowance for doubtful accounts methodology, identifying new reporting requirements, and implementing changes to business processes, systems, and controls to support adoption of the standard. Upon adoption, the allowance for doubtful accounts is expected to increase with an offsetting adjustment to retained earnings. Updates at each reporting date after initial adoption will be recorded through selling, general, and administrative expense. ASU 2016-13 has an effective date of the first quarter of fiscal 2023. We continue to assess the potential effects of these changes to our consolidated financial statements.

    In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 simplifies the accounting for income taxes by eliminating certain exceptions related to intraperiod tax allocation, interim period income tax calculation methodology, and the recognition of deferred tax liabilities for outside basis differences. It also simplifies certain aspects of accounting for franchise taxes and clarifies the accounting for transactions that results in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for us the first quarter of fiscal 2021. We continue to assess the potential effects of these changes to our consolidated financial statements.

    In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)”, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020 through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.

NOTE 2 – REVENUE FROM CONTRACTS WITH CUSTOMERS

    As of September 30, 2020, we had $47.1 million of remaining contractual performance obligations for compression services. As a practical expedient, this amount does not reflect revenue for compression service contracts whose original expected duration is less than twelve months and does not consider the effects of the time value of money. Expected revenue to be recognized in the future as of September 30, 2020 for completion of performance obligations of compression service contracts are as follows:

	2020	2021	2022	2023	2024	Total
	(In Thousands)
Compression service contracts remaining performance obligations	$13,939	$26,608	$5,785	$703	$56	$47,091
    For sales of CBFs where we have agreed to issue credits for the repurchase of reclaimable used fluids at an agreed price based on the condition of the fluid upon return, we adjust the revenue recognized in the period of shipment by an estimated amount, based on historical experience, of the credit expected to be issued. As of September 30, 2020, the amount of remaining credits expected to be issued for the repurchase of reclaimable used fluids was $1.1 million recorded in inventory (right of return asset) and either accounts payable or as a reduction to accounts receivable. There were no material differences between amounts recognized during the three and nine month period ended September 30, 2020, compared to estimates made in a prior period from these variable consideration arrangements.

    Our contract asset balances, primarily associated with customer documentation requirements, were $17.2 million and $34.9 million as of September 30, 2020 and December 31, 2019, respectively. Contract assets, along with billed trade accounts receivable, are included in trade accounts receivable in our consolidated balance sheets.

    Collections primarily associated with progressive billings to customers for the construction of compression equipment is included in unearned income in the consolidated balance sheets. The following table reflects the changes in unearned income in our consolidated balance sheets for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Unearned Income, beginning of period	$9,678	$25,333
Additional unearned income	38,979	106,744
Revenue recognized	(41,624)	(105,486)
Unearned income, end of period	$7,033	$26,591

    During the nine month period ended September 30, 2020, we recognized product sales revenue of $9.4 million from unearned income that was deferred as of December 31, 2019. During the nine months ended September 30, 2019, we recognized product sales revenue of $22.2 million from unearned income that was deferred as of December 31, 2018.

    As of September 30, 2020, contract costs were immaterial.

    We disaggregate revenue from contracts with customers into Product Sales and Services within each segment, as noted in our three reportable segments in Note 12. In addition, we disaggregate revenue from contracts with customers by geography based on the following table below.

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Completion Fluids & Products
U.S.	15,013	31,480	$85,073	$100,622
International	36,937	27,860	113,460	100,066
	51,950	59,340	198,533	200,688
Water & Flowback Services
U.S.	19,767	68,052	97,016	209,663
International	1,767	4,789	6,708	14,980
	21,534	72,841	103,724	224,643
Compression
U.S.	71,478	105,153	240,661	324,792
International	7,639	8,613	25,066	28,348
	79,117	113,766	265,727	353,140
Total Revenue
U.S.	106,258	204,685	422,750	635,077
International	46,343	41,262	145,234	143,394
	152,601	245,947	$567,984	$778,471
NOTE 3 – IMPAIRMENTS AND OTHER CHARGES

Impairments of Long-Lived Assets

    During the first nine months of 2020, the COVID-19 pandemic and decline in oil and gas prices had a significant impact on our customers and industry. These events led to a significant reduction in the operations of our customers resulting in a decrease in demand in certain of our service lines.

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

    During the second quarter of 2020, primarily as a result of continued negative impacts on our compression fleet associated with the COVID-19 pandemic and declines in oil and gas prices, our Compression Division recorded impairments and other charges of approximately $9.0 million associated with non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services. During the third quarter of 2020, no further impairments were recorded. Impairment charges are reflected in impairment and other charges in our consolidated statements of operations. Fair value used to determine impairments was estimated based on a market approach. Given the dynamic nature of the events, we are not able to reasonably estimate how long our operations will be adversely impacted and the full impact these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments.

NOTE 4 – INVENTORIES

Components of inventories as of September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
	(In Thousands)
Finished goods	$70,452	$70,135
Raw materials	3,744	4,125
Parts and supplies	32,340	47,793
Work in progress	6,484	14,457
Total inventories	$113,020	$136,510

Finished goods inventories include newly manufactured clear brine fluids as well as used brines that are repurchased from certain customers for recycling. Work in progress inventory consists primarily of new compressor packages located at our Compression Division manufacturing facility in Midland, Texas as well as work in progress on certain compression services jobs.
NOTE 5 – LEASES

    We have operating leases for some of our transportation equipment, office space, warehouse space, operating locations, and machinery and equipment. We have finance leases for certain storage tanks and equipment rentals. These finance leases are not material to our financial statements. Our leases have remaining lease terms ranging from 1 to 16 years. Some of our leases have options to extend for various periods, while some have termination options with prior notice of generally 30 days or six months. The office space, warehouse space, operating location leases, and machinery and equipment leases generally require us to pay all maintenance and insurance costs. During the fourth quarter of 2019, CCLP entered into a lease agreement commitment for 14 compressor packages. The leases are for an initial term of seven years and commenced upon the completion of the equipment fabrication. During the first quarter, CCLP took delivery of eight compressor packages. During the second quarter, CCLP took delivery of the remaining six compressor packages. We have no other lease commitments that have not yet commenced that create significant rights and obligations. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Variable rent expense was not material.

    Our corporate headquarters facility located in The Woodlands, Texas, was sold on December 31, 2012, pursuant to a sale and leaseback transaction. As a condition to the completion of the purchase and sale of the facility, the parties entered into a lease agreement for the facility having an initial lease term of 15 years, which is classified as an operating lease. Under the terms of the lease agreement, we have the ability to extend the lease for five successive five-year periods at base rental rates to be determined at the time of each extension.

    Components of lease expense, included in either cost of revenues or general and administrative expense based on the use of the underlying asset, are as follows (inclusive of lease expense for leases not included on our consolidated balance sheet based on our accounting policy election to exclude leases with a term of 12 months or less):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Operating lease expense	$5,822	$5,075	$17,839	$15,106
Short-term lease expense	3,758	9,556	17,061	30,269
Total lease expense	$9,580	$14,631	$34,900	$45,375

Supplemental cash flow information:

	Nine Months Ended September 30,
	2020	2019
	(In Thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows - operating leases	$17,861	$14,868

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24,201	$7,631

Supplemental balance sheet information:

	September 30, 2020	December 31, 2019
	(In Thousands)
Operating leases:
Operating lease right-of-use assets	$78,867	$68,131

Accrued liabilities and other	$16,362	$15,850
Operating lease liabilities	64,200	53,919
Total operating lease liabilities	$80,562	$69,769

Additional operating lease information:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term:
Operating leases	6.09 years	6.43 years

Weighted average discount rate:
Operating leases	9.33%	9.46%

    Future minimum lease payments by year and in the aggregate, under non-cancellable operating leases with terms in excess of one year consist of the following at September 30, 2020:

Operating Leases
(In Thousands)

Remainder of 2020	$5,809
2021	22,322
2022	18,896
2023	15,803
2024	12,067
Thereafter	32,611
Total lease payments	107,508
Less imputed interest	(26,946)
Total lease liabilities	$80,562

    At September 30, 2020, future minimum rental receipts under a non-cancellable sublease for office space in one of our locations totaled $5.0 million. For the three and nine months ended September 30, 2020, we recognized sublease income of $0.3 million and $0.9 million.

NOTE 6 – LONG-TERM DEBT AND OTHER BORROWINGS

We believe our capital structure, excluding CCLP, (“TETRA”) and CCLP’s capital structure should be considered separately, as there are no cross default provisions or cross guarantees between CCLP’s debt and TETRA’s debt.

Consolidated long-term debt as of September 30, 2020 and December 31, 2019, consists of the following:

		September 30, 2020	December 31, 2019
		(In Thousands)
TETRA	Scheduled Maturity
Asset-based credit agreement (presented net of unamortized deferred financing costs of $0 million as of September 30, 2020 and $1.0 million as of December 31, 2019)	September 10, 2023	$—	$—
Term credit agreement (presented net of the unamortized discount of $5.7 million as of September 30, 2020 and $6.4 million as of December 31, 2019 and net of unamortized deferred financing costs of $8.5 million as of September 30, 2020 and $9.5 million as of December 31, 2019)	September 10, 2025	206,273	204,633
TETRA total long-term debt		$206,273	$204,633

CCLP
CCLP asset-based credit agreement (presented net of unamortized deferred financing costs of $0 million as of September 30, 2020 and $0.9 million of December 31, 2019)	June 29, 2023	—	2,622
CCLP 7.25% Senior Notes (presented net of the unamortized discount of $0.3 million as of September 30, 2020 and $1.7 million as of December 31, 2019 and net of unamortized deferred financing costs of $0.5 million as of September 30, 2020 and $2.8 million as of December 31, 2019)	August 15, 2022	79,893	291,444
CCLP 7.50% First Lien Notes (presented net of unamortized deferred financing costs of $5.4 million as of September 30, 2020 and $5.8 million as of December 31, 2019, net of the unamortized discount of $0.2 million as of September 30, 2020, and net of deferred restructuring gain of $5.3 million as of September 30, 2020)	April 1, 2025	399,640	344,172
CCLP 10.00%/10.75% Second Lien Notes (presented net of the unamortized discount of $0.8 million as of September 30, 2020, net of unamortized deferred financing costs of $1.2 million as of September 30, 2020, and net of deferred restructuring gain of $3.9 million as of September 30, 2020)	April 1, 2026	157,410	—
CCLP total long-term debt		$636,943	$638,238
Consolidated total long-term debt		$843,216	$842,871

    As of September 30, 2020, TETRA had no outstanding balance and $6.4 million in letters of credit against its asset-based credit agreement (“ABL Credit Agreement”). Because there was no outstanding balance on this Credit Agreement, associated deferred financing costs of $1.1 million as of September 30, 2020, were classified as other long-term assets on the accompanying consolidated balance sheet. As of September 30, 2020, subject to compliance with the covenants, borrowing base, and other provisions of the ABL Credit Agreement that may limit borrowings, TETRA had an availability of $25.8 million under this agreement.

As of September 30, 2020, CCLP had no balance outstanding and $2.5 million in letters of credit against its asset-based credit agreement (“CCLP Credit Agreement”). Because there was no outstanding balance under the CCLP Credit Agreement, associated deferred financing costs of $0.7 million were classified as other long-term assets on the accompanying consolidated balance sheet. As of September 30, 2020, and subject to compliance with the covenants, borrowing base, and other provisions of the CCLP Credit Agreement that may limit borrowings, CCLP had availability of $14.5 million.

    TETRA and CCLP credit and senior note agreements contain certain affirmative and negative covenants, including covenants that restrict the ability to pay dividends or other restricted payments. TETRA and CCLP are both in compliance with all covenants of their respective credit and senior note agreements as of September 30, 2020.

Second Amendment to Credit Agreement

    On June 11, 2020, CSI Compressco, LP and CSI Compressco Sub Inc (the “Borrowers”) entered into the Second Amendment to Loan and Security Agreement (the “Amendment”) amending the Loan and Security Agreement dated June 29, 2018 (as amended, restated, amended and restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with Bank of America, N.A., in its capacity as administrative agent, issuing bank and swing line issuer (“Administrative Agent”), and the other lenders and loan parties party thereto. The Amendment provided for changes and modifications to the Credit Agreement which include, among other things, changes to certain terms of the Credit Agreement as follows: (i) resizing of the maximum credit commitment under the Credit Agreement from $50,000,000 to $35,000,000; (ii) the inclusion of a $5,000,000 reserve with respect to the Borrowing Base (as defined in the Credit Agreement) thereunder, which would result in reduced borrowing availability; (iii) the removal of the financial covenant compliance test with respect to the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement); (iv) an increase in the applicable margin related to (x) LIBOR Rate Loans (as defined in the Credit Agreement) to a range between 3.00% and 3.50% and (y) Base Rate Loans (as defined in the Credit Agreement) to a range between 2.00% and 2.50%, in each case, which shall be determined according to average daily excess availability under the Credit Agreement; and (v) an increase in the rate used to calculate the commitment fee in respect of the unutilized commitments under the Credit Agreement to 0.50%. In connection to this amendment, $0.2 million of financing costs were incurred by CCLP and deferred against the carrying value of the amount outstanding, if any. Additionally, $0.2 million of financing fees were charged to other (income) expense, net during the nine month period ended September 30, 2020.

First Supplemental Indenture for the Old Notes

    On June 11, 2020, CSI Compressco, LP and CSI Compressco Finance Inc. (the “Issuers”) announced that they had accepted for exchange $215,208,000, or approximately 72.7%, of their outstanding 7.25% Senior Notes due 2022 (the “Old Notes”) that were validly tendered (and not validly withdrawn) by 11:59 p.m., New York City time, on June 10, 2020, for (i) $50,000,000 of the Issuers’ 7.50% Senior Secured First Lien Notes due 2025 (the “7.50% First Lien Notes”) and (ii) $155,529,000 aggregate principal amount of new 10.00%/10.75% Senior Secured Second Lien Notes due 2026 (the “10.00%/10.75% Second Lien Notes” and, together with the 7.50% First Lien Notes, the “New Notes”), pursuant to its previously announced exchange offer and consent solicitation (the “Exchange Offer”), which commenced on April 17, 2020. In connection with the exchange offer, CCLP incurred financing fees of $4.6 million which were charged to other (income) expense, net during the nine month period ended September 30, 2020.

    On June 12, 2020, following receipt of the requisite consents of the holders of the Old Notes, the Issuers entered into the First Supplemental Indenture (the “First Supplemental Indenture”), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee, to the Indenture, dated as of August 4, 2014 (the “Unsecured Indenture”), by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee.

    The First Supplemental Indenture eliminated substantially all of the restrictive covenants and certain of the default provisions in the Unsecured Indenture and became operative upon the consummation by the Issuers of the Exchange Offer.

    On June 12, 2020, the Issuers issued $50,000,000 in aggregate principal amount of New First Lien Notes to certain holders of the Old Notes pursuant to the terms of the Exchange Offer. In March 2018, the Issuers had issued $350,000,000 in aggregate principal amount of 7.50% Senior Secured Notes due 2025 (the “Existing First Lien Notes” and, together with the New First Lien Notes, the “7.50% First Lien Notes”) pursuant to the First Lien Base Indenture. The New First Lien Notes were issued as “additional notes” under the First Lien Base Indenture and will be treated as a single class with such notes but will not trade fungibly with the Existing First Lien Notes.

Second Lien Notes Indenture
    On June 12, 2020, the Issuers issued $155,529,000 in aggregate principal amount of the 10.00%/10.75% Second Lien Notes to certain holders of the Old Notes pursuant to the terms of the Exchange Offer. The Issuers issued the 10.00%/10.75% Second Lien Notes pursuant to an indenture, dated June 12, 2020 (the “Second Lien Notes Indenture”),by and among the Issuers, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (the “Second Lien Trustee”). In connection with the payment of PIK Interest (as defined below), if any, in respect of the 10.00%/10.75% Second Lien Notes, the Issuers will be entitled, without the consent of the Holders, to increase the outstanding aggregate principal amount of the 10.00%/10.75% Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes Indenture on the same terms and conditions as the 10.00%/10.75% Second Lien Notes offered hereby (each such increase or issuance, a “PIK Payment”). The Issuers may issue additional 10.00%/10.75% Second Lien Notes under the Second Lien Notes Indenture from time to time. Any issuance of additional 10.00%/10.75% Second Lien Notes (including PIK notes) is subject to all of the covenants in the Second Lien Notes Indenture. The 10.00%/10.75% Second Lien Notes and any additional 10.00%/10.75% Second Lien Notes subsequently issued under the indenture, will be treated as a single class for all purposes under the indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase. Subject to the making of PIK Payments, the Issuers will issue 10.00%/10.75% Second Lien Notes in denominations of $2,000 and integral multiples of $1,000 in excess of $2,000; provided that PIK Payments may result in 10.00%/10.75% Second Lien Notes being issued in denominations of $1.00 and integral multiples of $1.00. The 10.00%/10.75% Second Lien Notes will mature on April 1, 2026. Interest on the 10.00%/10.75% Second Lien Notes will be payable semi-annually in arrears on April 1 and October 1, commencing on October 1, 2020. The Issuers will make each interest payment to the holders of record on March 15 and September 15 immediately preceding each interest payment date. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding 10.00%/10.75% Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”). In the absence of an interest payment election made by the Issuers as set forth above, interest on the notes will be payable as if the Issuers had elected to pay PIK Interest with respect to the portion of interest payable pursuant to clause (2) above.

    The 10.00%/10.75% Second Lien Notes are jointly and severally, and fully and unconditionally, guaranteed (the “Guarantees”) on a senior secured basis initially by each of the Partnership’s domestic restricted subsidiaries (other than Finance Corp, certain immaterial subsidiaries and certain other excluded domestic subsidiaries, the “Guarantors”) and will be secured by a second-priority security interest in substantially all of the Issuers’ and the Guarantors’ assets (other than certain excluded assets) (the “Collateral”) as collateral security for their obligations under the 10.00%/10.75% Second Lien Notes, subject to certain permitted encumbrances and exceptions. At any time prior to April 1, 2023, the Issuers may on any one or more occasions redeem up to 35% of the aggregate principal amount of the 10.00%/10.75% Second Lien Notes issued under the Second Lien Notes Indenture at a redemption price of 110.000% of the principal amount of the 10.00%/10.75% Second Lien Notes, plus accrued and unpaid interest to the redemption date, with an amount of cash equal to the net cash proceeds of certain equity offerings. On or after April 1, 2023, the Issuers may redeem all or part of the 10.00%/10.75% Second Lien Notes at redemption prices (expressed as percentages of the principal amount) equal to (i) 107.500% for the twelve month period beginning on April 1, 2023; (ii) 105.000% for the twelve-month period beginning on April 1, 2024 and (iii) 100.000% at any time thereafter, plus accrued and unpaid interest up to, but not including, the redemption date. In addition, at any time prior to April 1, 2023, the Company may redeem all or a part of the 10.00%/10.75% Second Lien Notes at a redemption price equal to 100% of the principal amount of the 10.00%/10.75% Second Lien Notes to be redeemed plus a make-whole premium, plus accrued and unpaid interest up to, but not including, the redemption date.

    The Second Lien Notes Indenture contains customary covenants restricting the Partnership’s ability and the ability of its restricted subsidiaries to: (i) pay distributions on, purchase or redeem its common units or purchase or redeem its subordinated debt; (ii) incur or guarantee additional indebtedness or issue certain kinds of preferred equity securities; (iii) create or incur certain liens securing indebtedness; (iv) sell assets, including dispositions of the Collateral; (v) consolidate, merge or transfer all or substantially all of its assets; (vi) enter into transactions with affiliates; and (vii) enter into agreements that restrict distributions or other payments from its restricted subsidiaries to the Partnership. These covenants are subject to a number of important limitations and exceptions, including certain provisions permitting the Partnership, subject to the satisfaction of certain conditions, to transfer assets to certain of its unrestricted subsidiaries. Moreover, if the 10.00%/10.75% Second Lien Notes receive an investment grade rating from at least two rating agencies and no default has occurred and is continuing under the 10.00%/10.75% Second Lien Notes Indenture, many of the restrictive covenants in the Second Lien Notes Indenture will be terminated. The Second Lien Notes Indenture also contains customary events of default and acceleration provisions relating to such events of default, which provide that upon an event of default under the

Second Lien Notes Indenture, the Second Lien Trustee or the holders of at least 25% in aggregate principal amount of the then outstanding 10.00%/10.75% Second Lien Notes may declare all of the 10.00%/10.75% Second Lien Notes to be due and payable immediately.
NOTE 7 – DISCONTINUED OPERATIONS

    On March 1, 2018, we closed a series of related transactions that resulted in the disposition of our Offshore Division. As a result, we have accounted for our Offshore Division, consisting of our Offshore Services and Maritech segments, as discontinued operations. See Note 8 - “Commitments and Contingencies” for further discussion. A summary of financial information related to our discontinued operations is as follows:

Reconciliation of the Line Items Constituting Pretax Loss from Discontinued Operations to the After-Tax Loss from Discontinued Operations
(in thousands)

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$—	$—	$—
Cost of revenues	2	—	2	(273)	—	(273)
Depreciation, amortization, and accretion	—	—	—	52	—	52
General and administrative expense	171	—	171	1,734	—	1,734
Other expense, net	—	—	—	117	—	117
Pretax income (loss) from discontinued operations	(173)	—	(173)	(1,630)	—	(1,630)
Pretax (loss) on disposal of discontinued operations			—			(7,500)
Total pretax (loss) from discontinued operations			(173)			(9,130)
Income tax provision (benefit)			—			—
Total (loss) from discontinued operations			$(173)			$(9,130)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Major classes of line items constituting pretax loss from discontinued operations
Revenue	$—	$—	$—	$—	$—	$—
Cost of revenues	(332)	—	(332)	(251)	—	(251)
Depreciation, amortization, and accretion	—	—	—	52	—	52
General and administrative expense	487	—	487	2,483	—	2,483
Other expense, net	—	—	—	117	—	117
Pretax (loss) from discontinued operations	(155)	—	(155)	(2,401)	—	(2,401)
Pretax (loss) on disposal of discontinued operations			—			(7,500)
Total pretax (loss) from discontinued operations			(155)			(9,901)
Income tax provision (benefit)			—			—
Total (loss) from discontinued operations			$(155)			$(9,901)

Reconciliation of Major Classes of Assets and Liabilities of the Discontinued Operations to Amounts Presented Separately in the Statement of Financial Position
(in thousands)

	September 30, 2020			December 31, 2019
	Offshore Services	Maritech	Total	Offshore Services	Maritech	Total
Carrying amounts of major classes of assets included as part of discontinued operations
Trade receivables	$—	$—	$—	$—	$—	$—
Other current assets	—	—	—	—	—	—
Assets of discontinued operations	$—	$—	$—	$—	$—	$—

Carrying amounts of major classes of liabilities included as part of discontinued operations
Trade payables	$1,223	$—	$1,223	$1,233	$—	$1,233
Accrued liabilities	401	228	629	745	120	865
Liabilities of discontinued operations	$1,624	$228	$1,852	$1,978	$120	$2,098
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

Contingencies of Discontinued Operations

    In early 2018, we closed the Maritech Asset Purchase and Sale Agreement with Orinoco Natural Resources, LLC (“Orinoco”) that provided for the purchase by Orinoco of Maritech’s remaining oil and gas properties and related assets. Shortly thereafter, we closed the Maritech Membership Interest Purchase and Sale Agreement with Orinoco that provided for the purchase by Orinoco of all of the outstanding membership interests in Maritech. As a result of these transactions, we have effectively exited the business of our former Maritech segment.

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

    Pursuant to a Bonding Agreement entered into as part of these transactions (the “Bonding Agreement”), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace, within 90 days following the closing, the Initial Bonds with other non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million (collectively, the “Interim Replacement Bonds”). Orinoco further agreed to replace, within 180 days following the closing, the Interim Replacement Bonds with a maximum of three non-revocable performance bonds in the aggregate sum of $47.0 million, meeting certain requirements (the “Final Bonds”). Among the other requirements of the Final Bonds was that they must provide coverage for all of the asset retirement obligations of Maritech instead of only relating to specific properties. In the event Orinoco did not provide the Interim Replacement Bonds or the Final Bonds, Orinoco was required to make certain cash escrow payments to us.

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

     In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.5 million were payable to us. At the end of August 2019, Epic Companies filed for bankruptcy. We recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and the certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 but neither Epic nor the Clarkes made the required payment. Upon the default by Epic and the Clarkes, we filed a lawsuit against the Clarkes on January 15, 2020 in Montgomery County, Texas for breach of the Clarke Promissory Note Guaranty Agreement, seeking the amounts due under the Epic Promissory Note and related interest, as well as attorneys’ fees and expenses. The Clarkes each filed an answer and counterclaims for fraud and negligent misrepresentation and seek monetary damages in excess of $1 million, punitive damages, and attorneys’ fees. After taking discovery from the Clarkes, on August 21, 2020, we filed a Motion for Summary Judgment to recover the principal amount of the note plus interest from the Clarkes and to dismiss their counterclaims. The Court granted the Motion for Summary Judgment and entered Final Judgment in our favor, thereby dismissing the Clarkes’ counterclaims and awarding TETRA the full amount requested pursuant to an Order dated September 23, 2020. The Court awarded TETRA the full amount of $7,887,454, plus post-judgment interest at the rate of 3.52% per annum. On October 21, 2020, the Clarkes filed a Notice of Appeal. We will defend the Clarkes’ appeal and consider the options available to enforce the Court’s Order.

NOTE 9 – FAIR VALUE MEASUREMENTS

Financial Instruments

Warrants

The Warrants are valued using a Black Scholes option valuation model that includes implied volatility of the trading price (a Level 3 fair value measurement).

Derivative Contracts

    We and CCLP each enter into short term foreign currency forward derivative contracts with third parties as part of a program designed to mitigate the currency exchange rate risk exposure on selected transactions of certain foreign subsidiaries. As of September 30, 2020, we and CCLP had the following foreign currency derivative contracts outstanding relating to portions of our foreign operations:

Derivative contracts	US Dollar Notional Amount	Traded Exchange Rate	Settlement Date
	(In Thousands)
Forward sale Mexican peso	5,464	21.87	October 1, 2020

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

The fair values of foreign currency derivative contracts are based on quoted market values (a Level 2 fair value measurement). The fair values of our and CCLP’s foreign currency derivative contracts as of September 30, 2020 and December 31, 2019, are as follows:

Foreign currency derivative contracts	Balance Sheet Location	Fair Value at September 30, 2020	Fair Value at December 31, 2019
		(In Thousands)
Forward purchase contracts	Current assets	$59	$86
Forward sale contracts	Current liabilities	—	(53)
Forward purchase contracts	Current liabilities	—	(3)
Net asset		$59	$30

None of our foreign currency derivative contracts contain credit risk related contingent features that would require us to post assets or collateral for contracts that are classified as liabilities. During the three and nine months ended September 30, 2020, we recognized $0.2 million and $(0.7) million, respectively, of net (gains) losses associated with our foreign currency derivative program. During the three and nine months ended September 30, 2019, we recognized $1.0 million and $1.8 million, respectively, of net (gains) losses associated with our foreign currency derivative program. These amounts are reflected in other (income) expense, net, in the accompanying consolidated statement of operations.

During the nine months ended September 30, 2020, we recorded impairments of approximately $9.0 million, reflecting the decreased fair value for certain assets. The fair values used in these impairment calculations were estimated based on a market approach, which is based on significant unobservable inputs (Level 3) in accordance with the fair value hierarchy. See Note 3 - “Impairments and Other Charges” for further discussion.

Recurring and nonrecurring fair value measurements by valuation hierarchy as of September 30, 2020 and December 31, 2019, are as follows:

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Warrants liability	$(123)	$—	$—	$(123)
Asset for foreign currency derivative contracts	59	—	59	—
Net asset	$(64)

		Fair Value Measurements Using
	Total as of	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Description	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
	(In Thousands)
Warrants liability	$(449)	$—	$—	$(449)
Asset for foreign currency derivative contracts	86	—	86	—
Liability for foreign currency derivative contracts	(56)	—	(56)	—
Net liability	$(419)

The fair values of cash, restricted cash, accounts receivable, accounts payable, accrued liabilities, short-term borrowings and long-term debt pursuant to TETRA’s ABL Credit Agreement and Term Credit Agreement, and the CCLP Credit Agreement approximate their carrying amounts. The fair values of the publicly traded CCLP 7.25% Senior Notes at September 30, 2020 and December 31, 2019, were approximately $59.7 million and $266.0 million, respectively. Those fair values compare to the face amount of $80.7 million and $295.9 million at September 30, 2020 and December 31, 2019, respectively. The fair values of the CCLP 7.50% Senior Secured Notes at September 30, 2020 and December 31, 2019 were approximately $360.0 million and $344.8 million, respectively. These fair values compare to aggregate principal amount of such notes at September 30, 2020 and December 31, 2019, of $400.0 million and $350.0 million, respectively. The fair value of the CCLP 10.00%/10.75% Second Lien Notes at September 30, 2020 was approximately $115.5 million. This fair value compares to aggregate principal amount of such notes at September 30, 2020 of $155.5 million. We based the fair values of the CCLP 7.25% Senior Notes, the CCLP 7.50% Senior Secured Notes, and the CCLP 10.00%/10.75% Second Lien Notes as of September 30, 2020 on recent trades for these notes. See Note 6 - “Long-Term Debt and Other Borrowings” for further discussion.

NOTE 10 – SALE OF ASSETS

In April 2020, we entered into a purchase and sale agreement for the sale of the Midland manufacturing facility within our Compression Division. During the nine months ended September 30, 2020, we recorded an impairment of $3.1 million to reduce this asset to its approximate fair market value based on a market approach and expected net proceeds. The impairment charges are reflected in impairment and other charges in our statement of operations.

On July 2, 2020, we completed the previously announced sale of our Midland manufacturing facility for a total sale price of $17.0 million. The Midland facility was used to design, fabricate and assemble new standard and customized compressor packages. The sale of the Midland facility resulted in a gain of $0.3 million during the three and nine months ended September 30, 2020, which is reflected in other (income) expense, net in our statement of operations.

Additionally, in the third quarter of 2020, we sold the remaining inventory and equipment related to the fabrication of new compressors within our Compression Division for a gain of $0.5 million, which is reflected in other (income) expense, net in our statement of operations for the three and nine months ended September 30, 2020. During the nine months ended September 30, 2020, we recorded an impairment of $2.3 million to reduce the carrying value of the new unit sales inventory to its approximate fair market value based on a market approach. The impairment charges are reflected in impairment and other charges in our statement of operations.

During the third quarter ended September 30, 2020, we completed the sale of 58 low-horsepower units to one of our customers for $2.6 million. During the nine months ended September 30, 2020, we recorded an impairment of $3.7 million to reduce these assets to their approximate fair market value based on a market approach and expected net proceeds. The impairment charges are reflected in impairment and other charges in our statement of operations.
NOTE 11 – NET INCOME (LOSS) PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding with the number of shares used in the computations of net income (loss) per common and common equivalent share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Number of weighted average common shares outstanding	125,893	125,568	125,789	125,620
Assumed exercise of equity awards and warrants	—	—	—	—
Average diluted shares outstanding	125,893	125,568	125,789	125,620

For the three and nine month periods ended September 30, 2020 and September 30, 2019, the average diluted shares outstanding excludes the impact of all outstanding equity awards and warrants, as the inclusion of these shares would have been anti-dilutive due to the net losses recorded during the periods. In addition, for the three and nine month period ended September 30, 2019, the calculation of diluted earnings per common share excludes the impact of the CSI Compressco LP Series A Convertible Preferred Units (the “CCLP Preferred Units”), as the inclusion of the impact from conversion of the CCLP Preferred Units into CCLP common units would have been anti-dilutive.

NOTE 12 – INDUSTRY SEGMENTS

We manage our operations through three Divisions: Completion Fluids & Products, Water & Flowback Services, and Compression.

 Summarized financial information concerning the business segments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
Revenues from external customers
Product sales
Completion Fluids & Products Division	$49,986	$55,444	$187,419	$185,578
Water & Flowback Services Division	23	100	56	831
Compression Division	18,801	37,833	64,541	134,099
Consolidated	$68,810	$93,377	$252,016	$320,508

Services
Completion Fluids & Products Division	$1,964	$3,896	$11,114	$15,110
Water & Flowback Services Division	21,511	72,741	103,668	223,812
Compression Division	60,316	75,933	201,186	219,041
Consolidated	$83,791	$152,570	$315,968	$457,963

Total revenues
Completion Fluids & Products Division	$51,950	$59,340	$198,533	$200,688
Water & Flowback Services Division	21,534	72,841	103,724	224,643
Compression Division	79,117	113,766	265,727	353,140
Interdivision eliminations	—	—	—	—
Consolidated	$152,601	$245,947	$567,984	$778,471

Income (loss) before taxes
Completion Fluids & Products Division	$11,756	$11,318	$44,354	$32,118
Water & Flowback Services Division	(7,746)	2,578	(18,408)	7,269
Compression Division	(11,321)	(3,464)	(47,117)	(14,748)
Interdivision eliminations	3	(1)	10	6
Corporate Overhead(1)	(13,472)	(17,931)	(43,825)	(54,921)
Consolidated	$(20,780)	$(7,500)	$(64,986)	$(30,276)

(1)Amounts reflected include the following general corporate expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In Thousands)
General and administrative expense	$8,959	$12,573	$28,650	$39,012
Depreciation and amortization	270	167	643	507
Interest expense	4,706	5,495	14,909	16,533
Warrants fair value adjustment (income) expense	—	78	(327)	(1,035)
Other general corporate income, net	(463)	(382)	(50)	(96)
Total	$13,472	$17,931	$43,825	$54,921
NOTE 13 – SUBSEQUENT EVENTS

In connection with the Midland manufacturing facility sale discussed in Note 10, we entered into an agreement with the buyer to continue to operate a portion of the facility, which allowed us to close out remaining backlog for the New Unit Sale business and operate our aftermarket services business for an interim period. Following the shipment of the last unit in October, we are no longer fabricating new compressor packages for sales to third parties or for our own service fleet. The operations associated with fabricating new compressor packages will be reported as a discontinued operation in the fourth quarter of 2020.

In July 2020, we received a purchase order to sell $6.7 million of idle large horsepower compressor units to one of our significant customers. During the third quarter of 2020, we received proceeds and recognized $1.7 million relating to this order. In October 2020, we received the remaining $5.0 million of proceeds and started to deliver the compressor units to the customer. We have and will continue to evaluate the sale of other non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other non-core asset.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and accompanying notes included in this Quarterly Report. In addition, the following discussion and analysis also should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020 (“2019 Annual Report”). This discussion includes forward-looking statements that involve certain risks and uncertainties.
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
Demand for the products and services of our Completion Fluids & Products Division has remained resilient despite the continued significant downward pressure on oil prices and ongoing uncertainty in many of the markets in which we operate. During the third quarter of 2020, lower domestic completion fluids product sales revenues as a result of hurricane activity in the Gulf of Mexico were offset by strong international sales mainly in the Middle East and Europe. However, continuing low prices for oil and gas and further price erosion could adversely affect the demand for our products and services in the future.
Recent macroeconomic uncertainty resulting from depressed commodity prices and the COVID-19 pandemic has particularly affected domestic onshore demand for our Water & Flowback Services Division. We experienced decreased water management services activity during the third quarter of 2020 and without a meaningful recovery, we expect our water management services operations to continue to be negatively impacted in the near future.
Our Compression Division is significantly dependent upon the demand for, and production of, oil and the associated natural gas from unconventional oil and natural gas production in the domestic and international markets in which we operate. During the third quarter of 2020, macroeconomic uncertainty in the oil and natural gas industry continued to drive steep declines in spending by the oil and gas operators but as oil prices stabilized around $40, the pace of horsepower being released slowed in comparison to the second quarter. In addition, the unprecedented drop in U.S. land oil and natural gas activity in the second quarter led to some of our customers temporarily shutting in wells and compression was placed on standby. Customers continued bringing production back online throughout the third quarter and we ended the third quarter with approximately 8% of our US domestic fleet on standby as compared to 15% in the second quarter.
During the first nine months of 2020, we saw our customers revise their capital budgets substantially downward and adjust their operations accordingly, which we believe will continue for an indefinite period. Given the decline in orders for new compression equipment to be fabricated and sold to third parties, in early April 2020, we announced our plan to shut down our Midland manufacturing facility. On July 2, 2020, we completed the previously announced sale of our Midland manufacturing facility for a total sale price of $17.0 million. We continued to operate the facility until the completion and sale of our remaining backlog, which was completed in October 2020. Following the completion of the backlog, we are no longer fabricating new compressor packages for sales to third parties or for our own service fleet.
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

Therefore, we recorded impairments of approximately $5.4 million during the first quarter of 2020 related to these assets. During the second quarter of 2020, as a result of continued negative impacts on our compression fleet associated with the COVID-19 pandemic and declines in oil and gas prices, we recorded impairments and other charges of approximately $9.0 million in our Compression Division associated with non-core used compressor equipment that we have held for sale, the low-horsepower class of our compression fleet, and field inventory for compression and related services. During the third quarter of 2020, no further impairments were recorded. Given the dynamic nature of the events, we are not able to reasonably estimate how long our operations will be impacted and the full impact these events will have on our operations. As a result, we could have indicators of impairment again in future periods resulting in additional asset impairments. We have and will continue to evaluate the sale of non-core assets, including our low-horsepower compression fleet. We can provide no assurance that we will consummate a future sale of our low-horsepower compression fleet or any other non-core asset.

We actively managed our flexible cost structure as a proactive response to the changing market conditions throughout the second and third quarters while taking necessary actions to manage through these conditions, some of which could result in impairments or restructuring charges in future periods. Temporary and permanent cost reductions we have implemented include reductions in 2020 capital expenditures, workforce reductions, salary reductions, the suspension of 401(k) matching contributions for our employees, targeted reduction in SG&A expenses, and negotiated reductions in expenditures with many of our suppliers. While we are not able to predict how long market disruptions resulting from the COVID-19 pandemic will continue, or what impact it will ultimately have on our business, we have seen activity levels stabilizing at the end of the third quarter. Despite challenging market conditions, we will continue to maintain our commitment to safety and service quality for our customers.
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
    Adjusted EBITDA is used as a supplemental financial measure by our management to:
•evaluate the financial performance of our assets without regard to financing methods, capital structure, or historical cost basis; and
•determine our ability to incur and service debt and fund capital expenditures.

The following table reconciles net income (loss) to Adjusted EBITDA for the periods indicated:

	Three Months Ended
	September 30, 2020
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Adjusted Depreciation & Amortization	Adjusted Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$11,756	$729	$12,485	$(291)	$1,710	$—	$13,904
Water & Flowback Services Division			(7,746)	274	(7,472)	(77)	7,584	—	35
Compression Division			(11,321)	879	(10,442)	13,293	19,948	143	22,942
Eliminations and other			3	—	3	—	(3)	—	—
Subtotal			(7,308)	1,882	(5,426)	12,925	29,239	143	36,881
Corporate and other			(13,472)	1,031	(12,441)	4,706	173	983	(6,579)
TETRA excluding Discontinued Operations	$(21,425)	$645	$(20,780)	$2,913	$(17,867)	$17,631	$29,412	$1,126	$30,302

	Three Months Ended
	September 30, 2019
	Net Income (Loss), as reported	Tax Provision	Income (Loss) Before Tax, as Reported	Impairments & Special Charges	Adjusted Income (Loss) Before Tax	Interest Expense, Net	Depreciation & Amortization	Equity Comp. Expense	Adjusted EBITDA
	(In Thousands)
Completion Fluids & Products Division			$11,318	$(736)	$10,582	$(216)	$3,676	$—	$14,042
Water & Flowback Services Division			2,578	76	2,654	(2)	8,568	—	11,220
Compression Division			(3,464)	3,597	133	12,869	18,459	(211)	31,250
Eliminations and other			(1)	—	(1)	—	(3)	—	(4)
Subtotal			10,431	2,937	13,368	12,651	30,700	(211)	56,508
Corporate and other			(17,931)	379	(17,552)	5,495	167	1,539	(10,351)
TETRA excluding Discontinued Operations	$(9,079)	$1,579	$(7,500)	$3,316	$(4,184)	$18,146	$30,867	$1,328	$46,157

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

Results of Operations

Three months ended September 30, 2020 compared with three months ended September 30, 2019.

Consolidated Comparisons

	Three Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$152,601	$245,947	$(93,346)	(38.0)%
Gross profit	19,970	44,960	(24,990)	(55.6)%
Gross profit as a percentage of revenue	13.1%	18.3%
General and administrative expense	25,256	34,926	(9,670)	(27.7)%
General and administrative expense as a percentage of revenue	16.6%	14.2%
Interest expense, net	17,631	18,146	(515)	(2.8)%
Warrants fair value adjustment expense	—	78	(78)	100.0%
Other income, net	(2,137)	(690)	(1,447)	209.7%
Loss before taxes and discontinued operations	(20,780)	(7,500)	(13,280)	(177.1)%
Loss before taxes and discontinued operations as a percentage of revenue	(13.6)%	(3.0)%
Provision for income taxes	645	1,579	(934)	(59.2)%
Loss before discontinued operations	(21,425)	(9,079)	(12,346)	136.0%
Discontinued operations:
Loss from discontinued operations, net of taxes	(173)	(9,130)	8,957	(98.1)%
Net loss	(21,598)	(18,209)	(3,389)	18.6%
Loss attributable to noncontrolling interest	8,296	2,378	5,918	248.9%
Net loss attributable to TETRA stockholders	$(13,302)	$(15,831)	$2,529	(16.0)%

Consolidated revenues during the current year quarter decreased compared to the prior year quarter due to the ongoing COVID-19 pandemic and associated decline in oil and gas prices resulting in decreases in demand and activity. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit during the current year quarter decreased compared to the prior year quarter primarily due to decreased gross profit from our Water & Flowback Services and Compression Divisions.

Consolidated general and administrative expenses decreased during the current year quarter compared to the prior year quarter primarily due to decreased salary and employee expenses of $5.9 million, decreased provision for bad debt expense of $2.0 million, and decreased professional services fees of $1.3 million.

Consolidated other income, net, was $2.1 million of other income during the current year quarter compared to $0.7 million of other income during the prior year quarter. The increase in other income was primarily due to an increase of $1.5 million in gains in the current year period mainly from the sale of the Midland facility and a decrease of expense of $0.5 million associated with a redemption premium incurred in connection with the redemption of CCLP Preferred Units for cash in the prior year quarter. These increases in income were partially offset by an increase in foreign currency losses of $1.8 million in the current year quarter compared to the prior year quarter.

Our consolidated provision for income taxes during the three month period ended September 30, 2020 is attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the three month period ended September 30, 2020 of negative 3.1% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Three Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$51,950	$59,340	$(7,390)	(12.5)%
Gross profit	16,196	16,181	15	0.1%
Gross profit as a percentage of revenue	31.2%	27.3%
General and administrative expense	4,619	4,865	(246)	(5.1)%
General and administrative expense as a percentage of revenue	8.9%	8.2%
Interest income, net	(291)	(216)	(75)	34.7%
Other expense, net	112	214	(102)	(47.7)%
Income before taxes	$11,756	$11,318	$438	3.9%
Income before taxes as a percentage of revenue	22.6%	19.1%

The decrease in Completion Fluids & Products Division revenues during the current year quarter compared to the prior year quarter was primarily due to decreased revenues in the Gulf of Mexico because of project delays associated with hurricanes and storms in the Gulf of Mexico.

Completion Fluids & Products Division gross profit during the current year quarter remained relatively flat compared to the prior year quarter. Completion Fluids & Products Division profitability in future periods will continue to be affected by the mix of its products and services, market demand for our products and services, drilling and completions activity and commodity prices.

Water & Flowback Services Division

	Three Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$21,534	$72,841	$(51,307)	(70.4)%
Gross profit (loss)	(5,714)	8,236	(13,950)	(169.4)%
Gross profit (loss) as a percentage of revenue	(26.5)%	11.3%
General and administrative expense	2,545	5,957	(3,412)	(57.3)%
General and administrative expense as a percentage of revenue	11.8%	8.2%
Interest income, net	(77)	(2)	(75)	3,750.0%
Other income, net	(436)	(297)	(139)	46.8%
Income (loss) before taxes	$(7,746)	$2,578	$(10,324)	(400.5)%
Income (loss) before taxes as a percentage of revenue	(36.0)%	3.5%

Water & Flowback Services Division revenues decreased significantly during the current year quarter primarily due to decreased customer drilling and completions activity as a result of lower oil and gas prices caused by the ongoing COVID-19 pandemic.

The Water & Flowback Services Division reported a gross loss during the current year quarter compared to the prior year quarter gross profit primarily due to lower revenues resulting from the decreased activity levels described above.

The Water & Flowback Services Division reported a pretax loss compared to a pretax income in the prior year period primarily due to the substantial reduction in gross profit described above. General and administrative expense levels decreased compared to the prior year quarter primarily due to decreased wage and benefit related expenses of $2.7 million and a decrease in bad debt expense of $0.5 million.

Compression Division

	Three Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$79,117	$113,766	$(34,649)	(30.5)%
Gross profit	9,755	20,710	(10,955)	(52.9)%
Gross profit as a percentage of revenue	12.3%	18.2%
General and administrative expense	9,133	11,530	(2,397)	(20.8)%
General and administrative expense as a percentage of revenue	11.5%	10.1%
Interest expense, net	13,293	12,869	424	3.3%
Other income, net	(1,350)	(225)	(1,125)	500.0%
Loss before taxes	$(11,321)	$(3,464)	$(7,857)	(226.8)%
Loss before taxes as a percentage of revenue	(14.3)%	(3.0)%

    Compression Division revenues decreased during the current year quarter compared to the prior year quarter primarily due to the ongoing COVID-19 pandemic’s impact on demand for oil and natural gas and the resulting decline in oil prices that led to a significant reduction in our customer’s activity. Product sales revenues decreased $19.0 million, as we continued to close out remaining backlog and prepared to shut down our Midland manufacturing facility and exit the new equipment sales business. Service revenues decreased $15.6 million due to returned compressors, compressors placed on standby rates, and some pricing concessions.

Compression Division gross profit decreased during the current year quarter compared to the prior year due to the lower revenues discussed above.

The Compression Division recorded an increased pretax loss during the current year quarter compared to the prior year quarter due to the decreased gross profit discussed above. General and administrative expense levels decreased compared to the prior year quarter, primarily due to decreased bad debt expense of $1.5 million and decreased employee expenses of $0.7 million. Other income, net, reflected gains in the current year period primarily from the sale of the Midland facility

Corporate Overhead

	Three Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$270	$167	$103	(61.7)%
General and administrative expense	8,959	12,573	(3,614)	(28.7)%
Interest expense, net	4,706	5,495	(789)	(14.4)%
Warrants fair value adjustment (income) expense		78	(78)	100.0%
Other income, net	(463)	(382)	(81)	21.2%
Loss before taxes	$(13,472)	$(17,931)	$4,459	24.9%

Corporate Overhead pretax loss decreased during the current year quarter compared to the prior year quarter, primarily due to decreased general and administrative expense and decreased interest expense. Corporate general and administrative expense decreased primarily due to decreased salary and employee expenses of $2.6 million, decreased professional fees of $0.5 million and decreased general expenses of $0.5 million. Interest expense decreased resulting from decreased borrowing under the ABL Credit Agreement.

Results of Operations

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019.

Consolidated Comparisons

	Nine Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$567,984	$778,471	$(210,487)	(27.0)%
Gross profit	79,708	129,536	(49,828)	(38.5)%
Gross profit as a percentage of revenue	14.0%	16.6%
General and administrative expense	89,807	105,498	(15,691)	(14.9)%
General and administrative expense as a percentage of revenue	15.8%	13.6%
Interest expense, net	53,073	55,054	(1,981)	(3.6)%
Warrants fair value adjustment income	(327)	(1,035)	708	(68.4)%
CCLP Series A Preferred Units fair value adjustment expense	—	1,309	(1,309)	(100.0)%
Other (income) expense, net	2,141	(1,014)	3,155	(311.1)%
Loss before taxes and discontinued operations	(64,986)	(30,276)	(34,710)	114.6%
Loss before taxes and discontinued operations as a percentage of revenue	(11.4)%	(3.9)%
Provision for income taxes	3,800	5,678	(1,878)	(33.1)%
Loss before discontinued operations	(68,786)	(35,954)	(32,832)	91.3%
Discontinued operations:
Loss from discontinued operations, net of taxes	(155)	(9,901)	9,746	(98.4)%
Net loss	(68,941)	(45,855)	(23,086)	50.3%
Loss attributable to noncontrolling interest	32,833	12,273	20,560	167.5%
Net loss attributable to TETRA stockholders	$(36,108)	$(33,582)	$(2,526)	7.5%

Consolidated revenues for the current year period decreased compared to the prior year period primarily due to decreased revenues in our Water & Flowback Services and Compression Divisions, which decreased by $120.9 million and $87.4 million, respectively, primarily due to the ongoing COVID-19 pandemic and associated decline in oil prices. The decrease in revenues for the Water & Flowback Services Division was primarily due to decreased water management services activity. The decreased revenues of the Compression Division were primarily due to lower new unit sales as we progress the shut down of our Midland manufacturing facility. See Divisional Comparisons section below for additional discussion.

Consolidated gross profit decreased during the current year period compared to the prior year period primarily due to the decreased profitability of our Water & Flowback Services and Compression Divisions. This decreased gross profit was partially offset by increased gross profit of our Completion Fluids & Products Division. While offshore activity levels for our Completion Fluids & Products Division increased from the prior year period, onshore activity levels decreased, particularly during the second and third quarters. The impact of pricing pressures in addition to reduced levels of onshore activity continues to challenge profitability in the current markets. Operating expenses reflect the decrease in consolidated revenues, as well as aggressive management of operating costs and headcount.

Consolidated general and administrative expenses decreased during the current year period compared to the prior year period primarily due to decreased salary related expenses of $15.2 million, decreased general expenses of $1.6 million and decreased professional services fees of $1.3 million. These decreases were partly offset by increased bad debt expense of $2.8 million. Decreased general and administrative expenses were driven primarily by our Corporate Division. Most of the decrease of our general and administrative expenses stemmed from our restructuring efforts and headcount reductions in response to the decline in activity levels, particularly in our U.S. onshore operations. General and administrative expense as a percentage of revenues increased compared to the prior year period.

Consolidated interest expense, net, decreased in the current year period primarily due to a decrease in Corporate and Compression Division interest expense. Corporate interest expense decreased due to lower borrowings under the ABL Credit Agreement. Compression Division interest expense decreased due to interest associated with the expense of CCLP Series A Preferred units that was incurred in the prior year period. Interest expense during the current year period and the prior year period includes $3.1 million and $1.9 million, respectively, of finance cost amortization.

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

Consolidated other (income) expense, net, was $2.1 million of expense during the current year period compared to $1.0 million of income during the prior year period. The increase in expense is primarily due to $4.8 million of fees associated with the CCLP unsecured debt exchange transaction and $3.0 million of increased foreign currency losses due to the devaluation of the Mexican peso. These increases in expense were partially offset by gains associated with the sale of the Midland facility and lower expenses related to the redemption of CCLP Preferred Units for cash in the prior year quarter.

Our consolidated provision for income taxes for the current year period is primarily attributable to taxes in certain foreign jurisdictions and Texas gross margin taxes. Our consolidated effective tax rate for the nine month period ended September 30, 2020 of negative 5.8% was primarily the result of losses generated in entities for which no related tax benefit has been recorded. The losses generated by these entities do not result in tax benefits due to offsetting valuation allowances being recorded against the related net deferred tax assets. We establish a valuation allowance to reduce the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Included in our deferred tax assets are net operating loss carryforwards and tax credits that are available to offset future income tax liabilities in the U.S. as well as in certain foreign jurisdictions.

Divisional Comparisons

Completion Fluids & Products Division

	Nine Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$198,533	$200,688	$(2,155)	(1.1)%
Gross profit	62,979	46,653	16,326	35.0%
Gross profit as a percentage of revenue	31.7%	23.2%
General and administrative expense	18,995	14,792	4,203	28.4%
General and administrative expense as a percentage of revenue	9.6%	7.4%
Interest income, net	(588)	(553)	(35)	6.3%
Other expense, net	218	296	(78)	(26.4)%
Income before taxes	$44,354	$32,118	$12,236	38.1%
Income before taxes as a percentage of revenue	22.3%	16.0%

The decrease in Completion Fluids & Products Division revenues during the current year period compared to the prior year period was primarily due to decline in oil and gas prices and the COVID-19 pandemic.

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

The Completion Fluids & Products Division reported an increase in pretax earnings during the current year period compared to the prior year period due to the increase in gross profit discussed above. Completion Fluids & Products Division general and administrative expenses increased compared to the prior year period primarily due to increased bad debt expense of $2.9 million and increased salary and employee-related expenses of $1.8 million.

Water & Flowback Services Division

	Nine Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$103,724	$224,643	$(120,919)	(53.8)%
Gross profit (loss)	(7,283)	24,577	(31,860)	(129.6)%
Gross profit as a percentage of revenue	(7.0)%	10.9%
General and administrative expense	12,688	18,528	(5,840)	(31.5)%
General and administrative expense as a percentage of revenue	12.2%	8.2%
Interest income, net	(88)	(6)	(82)	1,366.7%
Other income, net	(1,475)	(1,214)	(261)	21.5%
Income (loss) before taxes	$(18,408)	$7,269	$(25,677)	353.2%
Income (loss) before taxes as a percentage of revenue	(17.7)%	3.2%

    Water & Flowback Services Division service and product revenues decreased $120.9 million during the current year period compared to the prior year period due to decreased water management services activity associated with significantly lower customer drilling and completion activity.

The Water & Flowback Services Division reflected a gross loss during the current year period compared to a gross profit during the prior year period partly due to lower revenues and partly due to certain high-margin projects performed during the prior year.

The Water & Flowback Services Division reported a pretax loss compared to a pretax income in the prior year period, primarily due to the gross loss described above. General and administrative expenses decreased primarily due to decreased wage and benefit related expenses of $5.8 million and decreased general expenses of $1.1 million, partially offset by increased bad debt expense of $1.0 million.

Compression Division

	Nine Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Revenues	$265,727	$353,140	$(87,413)	(24.8)%
Gross profit	24,645	58,804	(34,159)	(58.1)%
Gross profit as a percentage of revenue	9.3%	16.7%
General and administrative expense	29,474	33,166	(3,692)	(11.1)%
General and administrative expense as a percentage of revenue	11.1%	9.4%
Interest expense, net	38,839	39,079	(240)	(0.6)%
CCLP Series A Preferred fair value adjustment (income) expense	—	1,309	(1,309)	(100.0)%
Other (income) expense, net	3,449	(2)	3,451	(172,550.0)%
Loss before taxes	$(47,117)	$(14,748)	$(32,369)	219.5%
Loss before taxes as a percentage of revenue	(17.7)%	(4.2)%

    Compression Division revenues decreased during the current year period compared to the prior year period primarily due to the COVID-19 pandemic’s impact on demand for oil and natural gas and the resulting decline in oil prices that led to a significant decrease in customer activity. Product sales revenues decreased $69.6 million due to a decrease in deliveries of new compressors compared to the prior year due to the shut down of our Midland manufacturing facility and exit of the new equipment sales business. Service revenues decreased $17.9 million from compression and aftermarket services operations. The decrease in service revenues was primarily due to reduction in customer activity resulting in a decrease in demand for compression services. In addition, returned compressors, compressors placed on standby rates, and pricing concessions also resulted in decreased revenues.

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

The Compression Division recorded increased pretax loss in the current year period compared to the prior year period due to the decreased gross profit discussed above. General and administrative expense levels decreased compared to the prior year period due to decreased salary and employee-related expenses, including the impact of decreased headcount, incentives and equity compensation of $2.2 million and decreased bad debt expense of $1.1 million. Other (income) expense, net increased to $3.4 million expense in the current year period compared to the prior year period. The increase in expense is primarily due to $4.7 million of fees associated with the exchange of debt and $1.5 million of increased foreign currency losses due to the devaluation of the Mexican peso. These increases in expense were offset by decreased expense of $1.6 million primarily associated with the redemption premium incurred during the prior year period in connection with the redemption of Preferred Units for cash and an increase of $1.2 million in gains in the current year period primarily from the sale of the Midland facility and the remaining inventory and equipment related to the fabrication of new compressors. The last remaining outstanding CCLP Preferred Units were redeemed for cash on August 8, 2019.

Corporate Overhead

	Nine Months Ended September 30,		Period to Period Change
	2020	2019	2020 vs 2019	% Change
	(In Thousands, Except Percentages)
Depreciation and amortization	$643	$507	$136	26.8%
General and administrative expense	28,650	39,012	(10,362)	(26.6)%
Interest expense, net	14,909	16,533	(1,624)	(9.8)%
Warrants fair value adjustment income	(327)	(1,035)	708	(68.4)%
Other income, net	(50)	(96)	46	(47.9)%
Loss before taxes	$(43,825)	$(54,921)	$11,096	(20.2)%

Corporate Overhead pretax loss decreased during the current year period compared to the prior year period primarily due to decreased general and administrative expenses. Corporate general and administrative expense decreased primarily due to decreased salary related expense of $8.9 million, $0.9 million of decreased general expenses and $0.5 million of decreased professional fees. Interest expense decreased due to lower borrowings under the ABL Credit Agreement. The fair value of the outstanding Warrants liability resulted in a $0.3 million credit to earnings in the current year period compared to a $1.0 million credit to earnings during the prior year period.
Liquidity and Capital Resources

    We believe that our and CCLP’s separate capital structures allow us to meet our respective financial obligations, despite current uncertain operating conditions and financial markets. As of September 30, 2020, we and CCLP are in compliance with all covenants of our respective debt agreements. Information about the terms and covenants of our debt agreements can be found in our 2019 Annual Report and in Note 6 Long Term Debt and Other Borrowings.

We believe it is important to consider our capital structure and that of CCLP separately because there are no cross default provisions or cross guarantees between CCLP’s debt and TETRA’s debt. Our consolidated debt outstanding has a carrying value of approximately $843.2 million as of September 30, 2020. However, approximately $636.9 million of this consolidated debt balance is owed by CCLP and is serviced from the cash balances and cash flows of CCLP, and $557.1 million of which is secured by certain of CCLP’s assets. Through our common unit ownership interest in CCLP, which was approximately 34% as of September 30, 2020, and ownership of an approximate 1.4% general partner interest, we receive our share of the distributable cash flows of CCLP through its quarterly cash distributions. Approximately $16.7 million of the $75.2 million of the cash balance reflected on our consolidated balance sheet is owned by CCLP and is not accessible by us. The following table provides condensed consolidating balance sheet information reflecting TETRA’s net assets and CCLP’s net assets that service and secure TETRA’s and CCLP’s respective capital structures.

	September 30, 2020
Condensed Consolidating Balance Sheet	TETRA	CCLP	Eliminations	Consolidated
	(In Thousands)
Cash, excluding restricted cash	$58,466	$16,699	$—	$75,165
Affiliate receivables	9,428	—	(9,428)	—
Other current assets	145,672	96,805	—	242,477
Property, plant and equipment, net	102,068	572,500	—	674,568
Long-term affiliate receivables	11,858	—	(11,858)	—
Other assets, including investment in CCLP	6,617	64,801	97,912	169,330
Total assets	$334,109	$750,805	$76,626	$1,161,540

Affiliate payables	$—	$9,428	$(9,428)	$—
Other current liabilities	64,601	67,467	—	132,068
Long-term debt, net	206,273	636,943	—	843,216
Warrants liability	123	—	—	123
Long-term affiliate payable	—	11,858	(11,858)	—
Other non-current liabilities	63,425	27,533	—	90,958
Total equity	(313)	(2,424)	97,912	95,175
Total liabilities and equity	$334,109	$750,805	$76,626	$1,161,540

As of September 30, 2020, subject to compliance with the covenants, borrowing base requirements, and other provisions of the agreement that may limit borrowings, we had $25.8 million of availability under the ABL Credit Agreement. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Decreases in the amount of our accounts receivable and the value of our inventory would result in reduced borrowing availability under the ABL Credit Agreement. As of September 30, 2020, and subject to compliance with the covenants, borrowing base requirements, and other provisions of the agreement that may limit borrowings under the CCLP Credit Agreement, CCLP had availability of $14.5 million. See CCLP Financing Activities below for further discussion.

    Our consolidated sources (uses) of cash during the nine months ended September 30, 2020 and 2019 are as follows:

	Nine months ended September 30,
	2020	2019
	(In Thousands)
Operating activities	$64,827	$83,590
Investing activities	2,760	(98,562)
Financing activities	(9,776)	11,455

Operating Activities

Consolidated cash flows provided by operating activities decreased by $18.8 million compared to the first nine months of 2019. CCLP generated $13.7 million of our consolidated cash flows provided by operating activities during the nine months ended September 30, 2020 compared to $67.5 million during the corresponding prior year period. Operating cash flows decreased primarily due a decrease in revenue and the effect of working capital movements, particularly related to collections of accounts receivable, management of inventory levels and timing of payments of accounts payable. During the period, TETRA increased cash generation which offset CCLP’s decreased cash generation. We continue to monitor customer credit risk in the current environment and focus on serving larger capitalized oil and gas operators and national oil companies.

Investing Activities

Total cash capital expenditures during the first nine months of 2020 were $22.0 million, which is net of $7.2 million cost of compressors sold, as we adjusted to current market conditions. Our Completion Fluids & Products Division spent $2.7 million on capital expenditures, the majority of which related to plant and facility additions. Our Water & Flowback Services Division spent $7.8 million on capital expenditures, primarily to maintain, automate and upgrade its water management and flowback equipment fleet. Our Compression Division spent $10.8 million primarily to maintain its compression fleet.

Historically, a significant majority of our planned capital expenditures has been related to identified opportunities to grow and expand our existing businesses. However, such expenditures have recently been, and may continue to be, postponed or canceled as we are reviewing all capital expenditure plans carefully in an effort to conserve cash. We currently have no long-term capital expenditure commitments. The deferral of capital projects could affect our ability to expand our operations in the future. Excluding our Compression Division, we expect to spend approximately $12.0 million to $15.0 million during 2020 on capital expenditures, primarily to expand and maintain our Water & Flowback Services Division equipment fleet.

Our Compression Division has adjusted its expected capital spend downward to approximately $31.0 million to $34.0 million during 2020 primarily to maintain its compression fleet.

If the forecasted demand for our products and services increases or decreases, the amount of planned expenditures on growth and expansion may be adjusted.

Financing Activities

During the first nine months of 2020, the total amount of consolidated cash used in financing activities was $9.8 million primarily due to repayments under our ABL Credit Agreement and cash fees paid for the exchange of debt. We and CCLP may supplement our existing cash balances and cash flow from operating activities with short-term borrowings, long-term borrowings, issuances of equity and debt securities, and other sources of capital. We and CCLP are aggressively managing our working capital and capital expenditure needs in order to maximize our liquidity in the current environment.

TETRA Long-Term Debt

Asset-Based Credit Agreement. The ABL Credit Agreement provides for a senior secured revolving credit facility of up to $100 million, subject to a borrowing base to be determined by reference to the value of inventory and accounts receivable, and includes a sublimit of $20.0 million for letters of credit and a swingline loan sublimit of $10.0 million. The amounts we may borrow under the ABL Credit Agreement are derived from our accounts receivable and certain inventory. Changes in demand for our products and services have an impact on our eligible accounts receivable, which could result in significant changes to our borrowing base and therefore our availability under our ABL Credit Agreement. With the current depressed oil and gas market conditions, we believe our availability under our ABL Credit facility will be adversely impacted by the expected decline in our customers’ activity levels. The ABL Credit Agreement is scheduled to mature on September 10, 2023. As of November 2, 2020, we have $0.1 million outstanding under our ABL Credit Agreement and $6.6 million letters of credit, resulting in $22.8 million of availability.

    Term Credit Agreement.    The Term Credit Agreement is scheduled to mature on September 10, 2025. As of November 2, 2020, $220.5 million in aggregate principal amount of our Term Credit Agreement is outstanding.

CCLP Financing Activities

CCLP Series A Preferred Units. In January 2019, CCLP began redeeming its Series A Preferred Units for cash, resulting in 2,660,569 Series A Preferred Units being redeemed during the nine months ended September 30, 2019 for an aggregate of $31.9 million, which includes approximately $1.5 million of redemption premiums that were paid. The last redemption of the remaining Series A Preferred Units, along with a final cash payment made in lieu of paid-in-kind units, occurred on August 8, 2019.

    CCLP Bank Credit Facility. CCLP’s revolving credit facility ( the “CCLP Credit Agreement”) provides for a maximum credit commitment of $35,000,000 and includes a $5,000,000 reserve with respect to the borrowing base which would result in reduced borrowing availability. During the nine month period ended September 30, 2020 CCLP charged $0.2 million of financing fees to other (income) expense, net in our consolidated statement of operations. As of September 30, 2020, subject to compliance with the covenants, borrowing base, and other provisions of the agreements that may limit borrowings under the Credit Agreement, CCLP had no outstanding balance, $2.5 million in letters of credit against the CCLP Credit Agreement and $14.5 million available to borrow. As of October 30, 2020, CCLP has $0.0 million balance outstanding under the CCLP Credit Agreement and $3.4 million in letters of credit, resulting in $16.4 million of availability.

    CCLP 7.25% Senior Notes due 2022. As of September 30, 2020, CCLP’s 7.25% Senior Notes due 2022 had $79.9 million outstanding net of unamortized discounts and unamortized deferred financing costs. Interest on these notes is payable on February 15 and August 15 of each year. The 2022 Senior Notes are unsecured obligations, and are guaranteed on a unsecured basis by the Partnership’s subsidiaries that guarantee the CCLP Credit Agreement.

    CCLP 7.50% Senior Secured Notes due 2025. As of September 30, 2020, CCLP’s 7.50% Senior Secured Notes due 2025 (the “First Lien Notes”) had $399.6 million outstanding net of unamortized discounts and unamortized deferred financing costs. Interest on these notes is payable on April 1 and October 1 of each year. The First Lien Notes are secured by a first-priority security interest in substantially all of CCLP’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of CCLP’s domestic restricted subsidiaries, with limited exceptions.

CCLP 10.00%/10.75% Second Lien Notes due 2026. As of September 30, 2020, CCLP’s 10.00%/10.75% Second Lien Notes due 2026 (the “Second Lien Notes”) had $157.4 million outstanding, net of unamortized discounts and unamortized deferred financing costs. Interest on the Second Lien Notes is payable on April 1 and October 1 of each year. The Second Lien Notes are secured by a second-priority security interest in substantially all of CCLP’s and its subsidiaries assets, subject to certain permitted encumbrances and exceptions, and are guaranteed on a senior secured basis by each of CCLP’s domestic restricted subsidiaries, with limited exceptions. In connection with the payment of PIK Interest (as defined below), if any, in respect of the Second Lien Notes, CCLP will be entitled, to increase the outstanding aggregate principal amount of the Second Lien Notes or issue additional notes (“PIK notes”) under the Second Lien Notes indenture on the same terms and conditions as the already outstanding Second Lien Notes. Interest will accrue at (1) the annual rate of 7.250% payable in cash, plus (2) at the election of the Issuers (made by delivering a notice to the Second Lien Trustee not less than five business days prior to the record date), the annual rate of (i) 2.750% payable in cash (together with the annual rate set forth in clause (1), the “Cash Interest Rate”) or (ii) 3.500% payable by increasing the principal amount of the outstanding 10.00%/10.75% Second Lien Notes or by issuing additional PIK notes, in each case rounding up to the nearest $1.00 (such increased principal amount or additional PIK notes, the “PIK Interest”).

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

The Second Amended and Restated Partnership Agreement of CCLP requires that within 45 days after the end of each quarter, CCLP distribute all of its available cash, as defined in the Second Amended and Restated Partnership Agreement, to its common unitholders of record on the applicable record date. During the nine months ended September 30, 2020, CCLP distributed $1.4 million in cash, including $0.9 million to its public unitholders. The amount of quarterly distributions is determined based on a variety of factors, including estimates of CCLP’s cash needs to fund its future operating, investing, and debt service requirements. There can be no assurance that quarterly distributions from CCLP will increase from this amount per unit going forward.

Off Balance Sheet Arrangements

As of September 30, 2020, we had no “off balance sheet arrangements” that may have a current or future material effect on our consolidated financial condition or results of operations.

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

Contingencies of Discontinued Operations

    In early 2018, we closed the Maritech Asset Purchase and Sale Agreement with Orinoco Natural Resources, LLC (“Orinoco”) that provided for the purchase by Orinoco of Maritech’s remaining oil and gas properties and related assets. Shortly thereafter, we closed the Maritech Membership Interest Purchase and Sale Agreement with Orinoco that provided for the purchase by Orinoco of all of the outstanding membership interests in Maritech. As a result of these transactions, we have effectively exited the business of our former Maritech segment.

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

    Pursuant to a Bonding Agreement entered into as part of these transactions (the “Bonding Agreement”), Orinoco provided non-revocable performance bonds in an aggregate amount of $46.8 million to cover the performance by Orinoco and Maritech of the asset retirement obligations of Maritech (the “Initial Bonds”) and agreed to replace, within 90 days following the closing, the Initial Bonds with other non-revocable performance bonds, meeting certain requirements, in the aggregate sum of $47.0 million (collectively, the “Interim Replacement Bonds”). Orinoco further agreed to replace, within 180 days following the closing, the Interim Replacement Bonds with a maximum of three non-revocable performance bonds in the aggregate sum of $47.0 million, meeting certain requirements (the “Final Bonds”). Among the other requirements of the Final Bonds was that they must provide coverage for all of the asset retirement obligations of Maritech instead of only relating to specific properties. In the event Orinoco did not provide the Interim Replacement Bonds or the Final Bonds, Orinoco was required to make certain cash escrow payments to us.

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

     In early 2018, we also closed the sale of our Offshore Division to Epic Companies, LLC (“Epic Companies,” formerly known as Epic Offshore Specialty, LLC). Part of the consideration we received was a promissory note of Epic Companies in the original principal amount of $7.5 million (the “Epic Promissory Note”) payable to us in full, together with interest at a rate of 1.52% per annum, on December 31, 2019, along with a personal guaranty agreement from Thomas M. Clarke and Ana M. Clarke guaranteeing the payment obligations of Epic Companies pursuant to the Epic Promissory Note (the “Clarke Promissory Note Guaranty Agreement”). Additionally, pursuant to the Equity Interest Purchase Agreement (the “Offshore Services Purchase Agreement”) and other agreements with Epic Companies, certain other amounts relating to the Offshore Division totaling approximately $1.5 million were payable to us. At the end of August 2019, Epic Companies filed for bankruptcy. We recorded a reserve of $7.5 million for the full amount of the promissory note, including accrued interest, and the certain other receivables in the amount of $1.5 million during the quarter ended September 30, 2019. The Epic Promissory Note became due on December 31, 2019 but neither Epic nor the Clarkes made the required payment. Upon the default by Epic and the Clarkes, we filed a lawsuit against the Clarkes on January 15, 2020 in Montgomery County, Texas for breach of the Clarke Promissory Note Guaranty Agreement, seeking the amounts due under the Epic Promissory Note and related interest, as well as attorneys’ fees and expenses. The Clarkes each filed an answer and counterclaims for fraud and negligent misrepresentation and seek monetary damages in excess of $1 million, punitive damages, and attorneys’ fees. After taking discovery from the Clarkes, on August 21, 2020, we filed a Motion for Summary Judgment to recover the principal amount of the note plus interest from the Clarkes and to dismiss their counterclaims. The Court granted the Motion for Summary Judgment and entered Final Judgment in our favor, thereby dismissing the Clarkes’ counterclaims and awarding TETRA the full amount requested pursuant to an Order dated September 23, 2020. The Court awarded TETRA the full amount of $7,887,454, plus post-judgment interest at the rate of 3.52% per annum. On October 21, 2020, the Clarkes filed a Notice of Appeal. We will defend the Clarkes’ appeal and consider the options available to enforce the Court’s Order.

Contractual Obligations

    Our contractual obligations and commitments principally include obligations associated with our outstanding indebtedness and obligations under operating leases. The table below summarizes our consolidated contractual cash obligations as of September 30, 2020:

	Payments Due
	Total	2020	2021	2022	2023	2024	Thereafter
	(In Thousands)
Long-term debt - TETRA	$220,500	$—	$—	$—	$—	$—	$220,500
Long-term debt - CCLP	636,249	—	—	80,720	—	—	555,529
Interest on debt - TETRA	79,931	3,997	15,986	15,986	15,986	15,986	11,990
Interest on debt - CCLP	241,409	22,503	51,405	49,454	45,553	45,553	26,941
Purchase obligations	87,806	2,381	9,525	9,525	9,525	9,525	47,325
Asset retirement obligations(1)	12,973	—	—	—	—	—	12,973
Operating leases	107,508	5,809	22,322	18,896	15,803	12,067	32,611
Total contractual cash obligations(2)	$1,386,376	$34,690	$99,238	$174,581	$86,867	$83,131	$907,869
(1)We have estimated the timing of these payments for asset retirement obligation liabilities based upon our plans. The amounts shown represent the discounted obligation as of September 30, 2020.
(2)Amounts exclude other long-term liabilities reflected in our Consolidated Balance Sheet that do not have known payment streams. These excluded amounts include approximately $0.4 million of liabilities under FASB Codification Topic 740, “Accounting for Uncertainty in Income Taxes,” as we are unable to reasonably estimate the ultimate amount or timing of settlements.

For additional information about our contractual obligations as of December 31, 2019, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K.
Cautionary Statement for Purposes of Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements in this Quarterly Report are identifiable by the use of the following words, the negative of such words, and other similar words: “anticipates”, “assumes”, “believes,” “budgets”, “could,” “estimates,” “expects”, “forecasts”, “goal”, “intends”, “may”, “might”, “plans”, “predicts”, “projects”, “schedules”, “seeks”, “should”, “targets”, “will”, and “would”.

    Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019, and those described from time to time in our future reports filed with the SEC.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Applicable.
Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020, the end of the period covered by this quarterly report.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

    The COVID-19 pandemic and the resulting economic impact have had a significant negative impact on the oil and gas industry. The deterioration in demand for oil caused by the pandemic, coupled with oil oversupply, has had, and is reasonably likely to continue to have, an adverse impact on the demand for our products and services. The public health crisis caused by the COVID-19 pandemic,  and the measures that have been taken or that may be taken in the future by governments, various regulatory agencies, our customers and our suppliers, have had, or may in the future have, certain negative impacts on our financial condition, results of operations, and  liquidity, including, without limitation, the following:

•demand for our products and services is declining as our customers continue to adjust their operations in response to lower oil and gas prices;
•actions undertaken by national, state and local governments and health officials to contain COVID-19 or treat its effects. In response to various governmental directives, at points we have required most office-based employees, including most employees based at our headquarters in The Woodlands, Texas, to work remotely. We may experience reductions in productivity and disruptions to our business routines while work-from-home arrangements remain in place;
•We could encounter logistical complications and increased costs adapting our disclosure controls and procedures and our internal control over financial reporting in a changing environment that includes work-from-home arrangements and furloughs. In the future we may encounter operational challenges or disruptions stemming from the pandemic that require us to implement new or enhanced internal controls to mitigate the risks of operating in a remote environment or increased risks of material misstatements resulting from changes to the business and other uncertainties;
•restrictions on importing and exporting products;
•impacts related to late customer payments and contractual defaults associated with customer and supplier bankruptcies;
•potentially higher borrowing costs in the future;
•cybersecurity issues, as our network may become more vulnerable to cyberattacks due to increased remote access associated with work-from-home arrangements;
•our ability to use our net operating loss carryforwards may be limited;
•increased costs associated with possible facility closures to meet expected customer activity levels; and
•we may be required to record significant impairment charges with respect to assets, whose fair values may be negatively affected by the effects of the COVID-19 pandemic on our operations. Also, we may be required to write off obsolete inventory, and such charges may be significant.

    The resumption of our normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on the oil and gas industry. Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a significant adverse effect on our financial condition, results of operations, or liquidity. Any of these negative impacts, alone or in combination with others, could exacerbate many of the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. The full extent to which the COVID-19 pandemic will negatively affect our financial condition, results of operations, or liquidity will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and the resulting impact on the oil and gas industry. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that the COVID-19 pandemic and related market conditions will persist, the full extent of the impact they will have on our financial condition, results of operations, or liquidity or the pace or extent of any subsequent recovery. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None.

(b) None.

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Publicly Announced Plans or Programs(1)
July 1 – July 31, 2020	27,403	(2)	$0.40	—	$14,327,000
August 1 – August 31, 2020	18,356	(2)	0.61	—	14,327,000
September 1 – September 30, 2020	—		—	—	14,327,000
Total	45,759			—	$14,327,000
(1)In January 2004, our Board of Directors authorized the repurchase of up to $20 million of our common stock. Purchases will be made from time to time in open market transactions at prevailing market prices. The repurchase program may continue until the authorized limit is reached, at which time the Board of Directors may review the option of increasing the authorized limit.
(2)Shares we received in connection with the exercise of certain employee stock options or the vesting of certain shares of employee restricted stock. These shares were not acquired pursuant to the stock repurchase program.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.

None.
Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits:

10.1*	Transition Agreement dates July 27, 2020 between TETRA Technologies, Inc. and Bass C. Wallace, Jr.
10.2*	Form of Cash Retention Award Agreement under the TETRA Technologies, Inc. 2018 Equity Incentive Plan.
31.1*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Furnished Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH+	XBRL Taxonomy Extension Schema Document.
101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL documents
*    Filed with this report.
**    Furnished with this report.
+    Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations for the three and nine month periods ended September 30, 2020 and 2019; (ii) Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2020 and 2019; (iii) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (iv) Consolidated Statements of Equity for the nine month periods ended September 30, 2020 and 2019 ; (v) Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements for the nine months ended September 30, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TETRA Technologies, Inc.

Date:	November 3, 2020	By:	/s/Brady M. Murphy
Brady M. Murphy
President
Chief Executive Officer

Date:	November 3, 2020	By:	/s/Elijio V. Serrano
Elijio V. Serrano
Senior Vice President
Chief Financial Officer

Date:	November 3, 2020	By:	/s/Richard D. O’Brien
Richard D. O’Brien
Vice President – Finance and Global Controller
Principal Accounting Officer